Form 10-Q
period 2008-03-31
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2008-05-02
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

333-74794	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 373,036,911 shares outstanding at April 28, 2008.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 28, 2008.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION

PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL that specializes in natural gas distribution, transmission and storage services, and the competitive sale of propane.  In March 2008, PPL signed a definitive agreement to sell these businesses.

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

Other terms and abbreviations
£ - British pounds sterling.

2007 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2007.

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

RFC - ReliabilityFirst Corporation (the regional transmission reliability entity that replaced the Mid-Atlantic Area Coordination Council).

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

S&P - Standard & Poor's Ratings Services.

Smart metering technology - technology that can measure, among other things, time of consumption to permit offering rate incentives for usage during lower cost or demand intervals.

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

VaR - value-at-risk.

Accounting Pronouncements

APB Opinion No. 23 - Accounting for Income Taxes-Special Areas.

EITF 87-24 - Allocation of Interest to Discontinued Operations.

EITF Issue No. 02-3 - Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

FIN 39 - Offsetting of Amounts Related to Certain Contracts, as amended and interpreted.

FIN 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.

FSP FAS 157-1 -  Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.

FSP FAS 157-2 - Effective Date of FASB Statement No. 157.

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

SFAS 141 - Business Combinations.

SFAS 141(R) - Business Combinations (revised 2007).

SFAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 157 - Fair Value Measurements.

SFAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.

SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2007 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended March 31,
	2008	2007
Operating Revenues
Utility	$1,120	$1,081
Unregulated retail electric	34	22
Wholesale energy marketing	258	249
Net energy trading margins	(2)	9
Energy-related businesses	116	185
Total	1,526	1,546

Operating Expenses
Operation
Fuel	243	233
Energy purchases	55	122
Other operation and maintenance	377	325
Amortization of recoverable transition costs	76	81
Depreciation	112	116
Taxes, other than income	75	78
Energy-related businesses (Note 8)	108	202
Total	1,046	1,157

Operating Income	480	389

Other Income - net	8	27

Interest Expense	108	120

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	380	296

Income Taxes	129	69

Minority Interest		1

Dividends on Preferred Securities of a Subsidiary	5	5

Income from Continuing Operations	246	221

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	14	(18)

Net Income	$260	$203

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.66	$0.58
Diluted	$0.65	$0.57
Net Income:
Basic	$0.70	$0.53
Diluted	$0.69	$0.52

Dividends Declared Per Share of Common Stock	$0.335	$0.305

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$260	$203
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	112	124
Amortization - recoverable transition costs and other	94	108
Unrealized gain on derivatives and other hedging activities	(63)	(22)
Deferred income taxes and investment tax credits	(38)	(32)
Impairment of assets		65
Other	39	11
Change in current assets and current liabilities
Accounts receivable	61	(48)
Accounts payable	(65)	(29)
Fuel, materials and supplies	28	58
Prepayments	(107)	(135)
Taxes	137	49
Other	(15)	(70)
Other operating activities
Other assets	11	16
Other liabilities	(30)	(12)
Net cash provided by operating activities	424	286

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(330)	(341)
Purchases of emission allowances	(19)	(4)
Proceeds from the sale of emission allowances	1	30
Purchases of nuclear decommissioning trust investments	(47)	(42)
Proceeds from the sale of nuclear decommissioning trust investments	40	38
Purchases of other investments	(50)	(127)
Proceeds from the sale of other investments	25	132
Net (increase) decrease in restricted cash and cash equivalents	(78)	10
Other investing activities	(4)	5
Net cash used in investing activities	(462)	(299)

Cash Flows from Financing Activities
Issuance of long-term debt	399	505
Retirement of long-term debt	(91)	(201)
Repurchase of common stock	(38)
Issuance of common stock	4	5
Payment of common stock dividends	(113)	(105)
Net (decrease) increase in short-term debt	(50)	29
Other financing activities	(3)	(12)
Net cash provided by financing activities	108	221

Effect of Exchange Rates on Cash and Cash Equivalents	(2)	(1)

Net Increase in Cash and Cash Equivalents	68	207
Cash and Cash Equivalents at Beginning of Period	430	794
Cash and Cash Equivalents included in Assets Held for Sale	(3)	(36)
Cash and Cash Equivalents at End of Period	$495	$965

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$495	$430
Short-term investments	100	108
Restricted cash and cash equivalents	278	203
Accounts receivable (less reserve: 2008, $40; 2007, $39)
Customer	504	574
Other	84	87
Unbilled revenues	510	531
Fuel, materials and supplies	305	316
Prepayments	187	160
Deferred income taxes	40	25
Price risk management assets	1,078	319
Other intangibles	75	76
Assets held for sale (Note 8)	315	318
Other	18	21
Total Current Assets	3,989	3,168

Investments
Investment in unconsolidated affiliates - at equity	43	44
Nuclear plant decommissioning trust funds	530	555
Other	39	9
Total Investments	612	608

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,737	8,787
Generation	9,323	8,812
General	843	836
	18,903	18,435
Construction work in progress	930	1,287
Nuclear fuel	411	387
Electric plant	20,244	20,109
Gas and oil plant	67	66
Other property	197	202
	20,508	20,377
Less: accumulated depreciation	7,850	7,772
Total Property, Plant and Equipment	12,658	12,605

Regulatory and Other Noncurrent Assets
Recoverable transition costs	497	574
Goodwill	962	991
Other intangibles	351	335
Price risk management assets	854	587
Other	1,132	1,104
Total Regulatory and Other Noncurrent Assets	3,796	3,591

Total Assets	$21,055	$19,972

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt	$41	$92
Long-term debt	797	678
Accounts payable	659	723
Above market NUG contracts	37	42
Taxes	178	127
Interest	122	131
Dividends	130	118
Price risk management liabilities	1,066	423
Liabilities held for sale (Note 8)	58	68
Other	468	480
Total Current Liabilities	3,556	2,882

Long-term Debt	7,067	6,890

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,113	2,192
Price risk management liabilities	1,194	916
Accrued pension obligations	58	59
Asset retirement obligations	380	376
Above market NUG contracts	23	29
Other	760	752
Total Deferred Credits and Other Noncurrent Liabilities	4,528	4,324

Commitments and Contingent Liabilities (Note 10)

Minority Interest	19	19

Preferred Securities of a Subsidiary	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,157	2,172
Earnings reinvested	3,583	3,448
Accumulated other comprehensive loss	(160)	(68)
Total Shareowners' Common Equity	5,584	5,556

Total Liabilities and Equity	$21,055	$19,972

(a)	780 million shares authorized; 373 million shares issued and outstanding at March 31, 2008 and December 31, 2007.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2008	2007
Operating Revenues
Wholesale energy marketing	$258	$249
Wholesale energy marketing to affiliate	489	481
Utility	241	216
Unregulated retail electric	34	22
Net energy trading margins	(2)	9
Energy-related businesses	114	183
Total	1,134	1,160

Operating Expenses
Operation
Fuel	243	233
Energy purchases	14	71
Energy purchases from affiliate	28	37
Other operation and maintenance	283	244
Depreciation	77	81
Taxes, other than income	19	24
Energy-related businesses (Note 8)	106	201
Total	770	891

Operating Income	364	269

Other Income - net	11	24

Interest Expense	71	72

Interest Expense with Affiliates		4

Income from Continuing Operations Before Income Taxes and Minority Interest	304	217

Income Taxes	105	44

Minority Interest		1

Income from Continuing Operations	199	172

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	5	(25)

Net Income	$204	$147

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$204	$147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	77	87
Unrealized gain on derivatives and other hedging activities	(66)	(23)
Deferred income taxes and investment tax credits	11	5
Impairment of assets		65
Other	38	20
Change in current assets and current liabilities
Accounts receivable	100	(28)
Accounts payable	(62)	(66)
Fuel, materials and supplies	10	35
Taxes	135
Other	25	(8)
Other operating activities
Other assets	5	8
Other liabilities	(26)	(19)
Net cash provided by operating activities	451	223

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(266)	(270)
Purchases of emission allowances	(19)	(4)
Proceeds from the sale of emission allowances	1	30
Purchases of nuclear decommissioning trust investments	(47)	(42)
Proceeds from the sale of nuclear decommissioning trust investments	40	38
Purchases of other investments	(47)	(93)
Proceeds from the sale of other investments	22	72
Net (increase) decrease in restricted cash and cash equivalents	(82)	3
Other investing activities	(5)	2
Net cash used in investing activities	(403)	(264)

Cash Flows from Financing Activities
Issuance of long-term debt	399	6
Retirement of long-term debt	(9)	(121)
Contributions from Member		500
Distributions to Member	(492)	(72)
Net decrease in short-term debt	(50)
Other financing activities	(3)	(2)
Net cash (used in) provided by financing activities	(155)	311

Effect of Exchange Rates on Cash and Cash Equivalents	(2)	(1)

Net (Decrease) Increase in Cash and Cash Equivalents	(109)	269
Cash and Cash Equivalents at Beginning of Period	355	524
Cash and Cash Equivalents included in Assets Held for Sale		(36)
Cash and Cash Equivalents at End of Period	$246	$757

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$246	$355
Short-term investments	100	102
Restricted cash and cash equivalents	227	146
Accounts receivable (less reserve: 2008, $21; 2007, $20)
Customer	254	376
Other	54	61
Unbilled revenues	339	339
Accounts receivable from affiliates	195	169
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	271	282
Prepayments	47	120
Deferred income taxes	59	49
Price risk management assets	1,072	318
Other intangibles	75	76
Other	5	7
Total Current Assets	3,244	2,700

Investments
Investment in unconsolidated affiliates - at equity	43	44
Nuclear plant decommissioning trust funds	530	555
Other	31	5
Total Investments	604	604

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,375	4,470
Generation	9,323	8,812
General	329	334
	14,027	13,616
Construction work in progress	821	1,165
Nuclear fuel	411	387
Electric plant	15,259	15,168
Gas and oil plant	67	66
Other property	195	200
	15,521	15,434
Less: accumulated depreciation	5,963	5,904
Total Property, Plant and Equipment	9,558	9,530

Other Noncurrent Assets
Goodwill	962	991
Other intangibles	230	214
Price risk management assets	812	568
Other	686	660
Total Other Noncurrent Assets	2,690	2,433

Total Assets	$16,096	$15,267

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt		$51
Long-term debt	$273	283
Accounts payable	595	626
Accounts payable to affiliates	38	61
Above market NUG contracts	37	42
Taxes	180	102
Interest	107	94
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	1,063	421
Other	354	342
Total Current Liabilities	2,659	2,034

Long-term Debt	5,136	4,787

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,381	1,413
Price risk management liabilities	1,185	904
Accrued pension obligations	19	23
Asset retirement obligations	380	376
Above market NUG contracts	23	29
Deferred revenue on PLR energy supply to affiliate	9	12
Other	455	465
Total Deferred Credits and Other Noncurrent Liabilities	3,452	3,222

Commitments and Contingent Liabilities (Note 10)

Minority Interest	19	19

Member's Equity	4,830	5,205

Total Liabilities and Equity	$16,096	$15,267

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2008	2007
Operating Revenues
Retail electric	$880	$865
Wholesale electric to affiliate	28	37
Total	908	902

Operating Expenses
Operation
Energy purchases	41	51
Energy purchases from affiliate	489	481
Other operation and maintenance	103	92
Amortization of recoverable transition costs	76	81
Depreciation	32	32
Taxes, other than income	56	54
Total	797	791

Operating Income	111	111

Other Income - net	5	12

Interest Expense	26	32

Interest Expense with Affiliate	3	4

Income Before Income Taxes	87	87

Income Taxes	31	30

Net Income	56	57

Dividends on Preferred Securities	5	5

Income Available to PPL	$51	$52

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$56	$57
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	32	32
Amortization - recoverable transition costs and other	82	86
Other	6	3
Change in current assets and current liabilities
Accounts receivable	(68)	(46)
Accounts payable	(43)	2
Prepayments	(115)	(118)
Other	25	3
Other operating activities
Other assets	(1)	3
Other liabilities	3	8
Net cash (used in) provided by operating activities	(23)	30

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(58)	(63)
Purchases of investments		(32)
Proceeds from the sale of investments		57
Net decrease in note receivable from affiliate	277
Net (increase) decrease in restricted cash and cash equivalents	(1)	5
Other investing activities	1	3
Net cash provided by (used in) investing activities	219	(30)

Cash Flows from Financing Activities
Retirement of long-term debt	(82)	(80)
Payment of common dividends to PPL	(18)	(40)
Net increase in short-term debt		29
Other financing activities	(5)	(5)
Net cash used in financing activities	(105)	(96)

Net Increase (Decrease) in Cash and Cash Equivalents	91	(96)
Cash and Cash Equivalents at Beginning of Period	33	150
Cash and Cash Equivalents at End of Period	$124	$54

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$124	$33
Restricted cash and cash equivalents	41	42
Accounts receivable (less reserve: 2008, $19; 2007, $18)
Customer	250	197
Other	22	17
Unbilled revenues	171	192
Accounts receivable from affiliates	26	16
Note receivable from affiliate		277
Prepayments	131	16
Prepayment on PLR energy supply from affiliate	12	12
Other	51	53
Total Current Assets	828	855

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,362	4,316
General	452	443
	4,814	4,759
Construction work in progress	99	114
Electric plant	4,913	4,873
Other property	2	2
	4,915	4,875
Less: accumulated depreciation	1,870	1,854
Total Property, Plant and Equipment	3,045	3,021

Regulatory and Other Noncurrent Assets
Recoverable transition costs	497	574
Intangibles	121	121
Prepayment on PLR energy supply from affiliate	9	12
Taxes recoverable through future rates	247	245
Other	159	158
Total Regulatory and Other Noncurrent Assets	1,033	1,110

Total Assets	$4,906	$4,986

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt	$41	$41
Long-term debt	313	395
Accounts payable	37	59
Accounts payable to affiliates	175	192
Taxes	56	44
Collateral on PLR energy supply from affiliate	300	300
Other	94	107
Total Current Liabilities	1,016	1,138

Long-term Debt	1,279	1,279

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	752	763
Other	239	220
Total Deferred Credits and Other Noncurrent Liabilities	991	983

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	531	497
Total Shareowners' Equity	1,620	1,586

Total Liabilities and Equity	$4,906	$4,986

(a)	170 million shares authorized; 66 million shares issued and outstanding at March 31, 2008 and December 31, 2007.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  The Balance Sheets as of December 31, 2007, are derived from each Registrant's 2007 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2007 Form 10-K.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2008 financial statements.

(PPL and PPL Energy Supply)

PPL is in the process of selling its natural gas distribution and propane businesses.  On the Statements of Income, the operating results of the natural gas distribution and propane businesses for the three months ended March 31, 2008 and 2007, are classified as Discontinued Operations.  Discontinued Operations for the three months ended March 31, 2008 and March 31, 2007, also include the results of Latin American operations that were discontinued during 2007.  At March 31, 2008 and December 31, 2007, the assets and liabilities related to the natural gas distribution and propane businesses are reflected in the Balance Sheets as held for sale.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

(PPL, PPL Energy Supply and PPL Electric)

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2007 Form 10-K and should be read in conjunction with that discussion.

Price Risk Management

Master Netting Arrangements

As permitted by FIN 39, PPL and its subsidiaries have elected not to offset net derivative positions in the financial statements.  Accordingly, PPL and its subsidiaries do not offset such derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty collateral under master netting arrangements was $54 million at March 31, 2008 and $21 million at December 31, 2007.

PPL Electric's obligation to return cash collateral to PPL Energy Supply under master netting arrangements was $300 million at March 31, 2008 and December 31, 2007.  See Note 11 for additional information.

PPL has not posted any cash collateral under master netting arrangements.

New Accounting Standards Adopted

SFAS 157, as amended

In September 2006, the FASB issued SFAS 157, which provides a definition of fair value as well as a framework for measuring fair value.  In addition, SFAS 157 expands the fair value disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques.  SFAS 157 excludes from its scope fair value measurements related to stock-based compensation.  See Note 13 for additional information and related disclosures.

In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 was effective upon the initial adoption of SFAS 157 and amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 was effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

PPL and its subsidiaries adopted SFAS 157, as amended, prospectively, effective January 1, 2008.  Limited retrospective application for financial instruments that were previously measured at fair value in accordance with footnote 3 of EITF Issue No. 02-3 was not required.  The January 1, 2008 adoption did not have a significant impact on PPL and its subsidiaries.  As permitted by this guidance, PPL and its subsidiaries will apply SFAS 157, as amended, prospectively effective January 1, 2009, to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  PPL and its subsidiaries are in the process of evaluating the impact of applying SFAS 157, as amended, to these items.  The potential impact of this application is not yet determinable, but it could be material.

Since PPL and PPL Energy Supply elected to defer the effective date of SFAS 157, as amended, for eligible assets and liabilities, the provisions of this standard were not applied to intangible assets acquired during the three months ended March 31, 2008.  PPL Electric's election to defer the effective date of this standard for eligible assets and liabilities had no impact on its 2008 financial statements.

SFAS 159

In February 2007, the FASB issued SFAS 159, which provides entities with an option to measure, upon adoption of this standard and at specified election dates, certain financial assets and liabilities at fair value, including available-for-sale and held-to-maturity securities, as well as other eligible items.  The fair value option (i) may be applied on an instrument-by-instrument basis, with a few exceptions, (ii) is irrevocable (unless a new election date occurs), and (iii) is applied to an entire instrument and not to only specified risks, cash flows, or portions of that instrument.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

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

PPL and its subsidiaries adopted SFAS 159 effective January 1, 2008.  PPL and its subsidiaries did not elect the fair value option for eligible items.  Therefore, the January 1, 2008 adoption did not have an impact on PPL and its subsidiaries.

New Accounting Standards Pending Adoption

See Note 18 for a discussion of new accounting standards pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2007 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended March 31,
	PPL		PPL Energy Supply
	2008	2007	2008	2007
Income Statement Data
Revenues from external customers
Supply	$397	$455	$884	$934
International Delivery	250	226	250	226
Pennsylvania Delivery	879	865
	1,526	1,546	1,134	1,160

Intersegment revenues
Supply	489	481
Pennsylvania Delivery	29	37

Net Income
Supply	102	117	106	119
International Delivery (a)	98	28	98	28
Pennsylvania Delivery (a)	60	58
	$260	$203	$204	$147

	PPL		PPL Energy Supply
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Balance Sheet Data
Total assets
Supply	$10,559	$9,231	$10,632	$9,628
International Delivery	5,464	5,639	5,464	5,639
Pennsylvania Delivery	5,032	5,102
	$21,055	$19,972	$16,096	$15,267

(a)	Both periods include the results of Discontinued Operations. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated using the weighted-average number of common shares outstanding during the period, increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares.  Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended March 31,
	2008	2007
Income (Numerator)
Income from continuing operations	$246	$221
Income (Loss) from discontinued operations (net of income taxes)	14	(18)
Net Income	$260	$203

Shares (Denominator)
Shares for Basic EPS	372,782	384,793
Add incremental shares:
Convertible Senior Notes	1,084	1,354
Restricted stock, stock options and other share-based awards	2,736	3,021
Shares for Diluted EPS	376,602	389,168

Basic EPS
Income from continuing operations	$0.66	$0.58
Income (Loss) from discontinued operations (net of income taxes)	0.04	(0.05)
Net Income	$0.70	$0.53

Diluted EPS
Income from continuing operations	$0.65	$0.57
Income (Loss) from discontinued operations (net of income taxes)	0.04	(0.05)
Net Income	$0.69	$0.52

If converted, PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) require cash settlement of the principal amount and permit settlement of any conversion premium in cash or PPL common stock.  Based upon the current conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share), the Convertible Senior Notes have a dilutive impact when the average market price of PPL common stock equals or exceeds $24.87.

See Note 7 for discussion of attainment of the market price trigger related to the Convertible Senior Notes and related conversions during 2008.

At March 31, 2008, $48 million of Convertible Senior Notes remained outstanding.  The maximum number of shares of PPL common stock that could potentially be issued to settle the conversion premium, based upon the current conversion rate, was 1,934,479 shares.  Based on PPL's common stock price at March 31, 2008, the conversion premium equated to 887,092 shares of PPL common stock, or $41 million.

During the three months ended March 31, 2008, PPL issued 365,817 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.

No stock options to purchase PPL common shares were excluded in the respective periods' computations of diluted EPS because the effect would have been antidilutive.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended March 31,
PPL	2008	2007

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$133	$104
Increase (decrease) due to:
State income taxes	9	5
Amortization of investment tax credits	(3)	(3)
Federal income tax credits (a)	13	(26)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(9)
Change in foreign tax reserves (b)	(12)
Stranded cost securitization (b)	(1)	(1)
Other (b)	(2)	(1)
	(4)	(35)
Total income tax expense from continuing operations	$129	$69

Effective income tax rate	33.9%	23.3%

(a)	In March 2008, PPL recorded income tax expense of $13 million to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

(b)
For the three months ended March 31, 2008, PPL recorded a $10 million benefit related to income tax reserve changes, which consisted of a $12 million benefit reflected in "Change in foreign tax reserves" and a $1 million benefit reflected in "Stranded cost securitization," offset by a $3 million expense reflected in "Other."

For the three months ended March 31, 2007, PPL recorded a $1 million expense related to income tax reserve changes, which consisted of a $2 million expense reflected in "Other," offset by a $1 million benefit reflected in "Stranded cost securitization."

	Three Months Ended March 31,
PPL Energy Supply	2008	2007

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$106	$76
Increase (decrease) due to:
State income taxes (a)	7	4
Amortization of investment tax credits	(2)	(2)
Federal income tax credits (b)	13	(26)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(9)
Change in foreign tax reserves (a)	(12)
Other (a)	1	1
	(1)	(32)
Total income tax expense from continuing operations	$105	$44

Effective income tax rate	34.5%	20.3%

(a)
For the three months ended March 31, 2008, PPL Energy Supply recorded a $9 million benefit related to income tax reserve changes, which consisted of a $12 million benefit reflected in "Change in foreign tax reserves" and a $1 million benefit reflected in "State income taxes," offset by a $4 million expense reflected in "Other."

For the three months ended March 31, 2007, PPL Energy Supply recorded a $2 million expense related to income tax reserve changes, which consisted of a $2 million expense reflected in "Other," offset by an insignificant amount in "State income taxes."

(b)	In March 2008, PPL Energy Supply recorded income tax expense of $13 million to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

	Three Months Ended March 31,
PPL Electric	2008	2007

Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$30	$30
Increase (decrease) due to:
State income taxes	4	3
Amortization of investment tax credits	(1)	(1)
Stranded cost securitization (a)	(1)	(1)
Other	(1)	(1)
	1
Total income tax expense	$31	$30

Effective income tax rate	35.6%	34.5%

(a)	For the three months ended March 31, 2008 and 2007, PPL Electric recorded a $1 million benefit related to state income tax reserve changes.

Unrecognized Tax Benefits

(PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits during the three months ended March 31, 2008, were as follows:

	PPL	PPL Energy Supply	PPL Electric

Balance at December 31, 2007 (a)	$204	$130	$68
Additions based on tax positions of prior years	17		17
Reduction based on tax positions of prior years	(10)	(7)	(3)
Additions based on tax positions related to the current year	5	2	3
Settlements	(12)	(12)
Lapse of applicable statues of limitations	(2)		(2)
Effects of foreign currency translation	(2)	(2)
Balance at March 31, 2008	$200	$111	$83

(a)	PPL and PPL Energy Supply include a $15 million adjustment to exclude recognized uncertain tax positions from unrecognized tax benefits.

Changes to unrecognized tax benefits during the three months ended March 31, 2007 were insignificant.

At March 31, 2008, the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$200	$111	$83
Unrecognized tax benefits associated with taxable or deductible temporary differences	(26)	2	(28)
Unrecognized tax benefits associated with business combinations (a)	(18)	(18)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(40)	(11)	(28)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$116	$84	$27

(a)
Upon adoption, effective January 1, 2009, SFAS 141(R) will require changes in unrecognized tax benefits associated with business combinations to be recognized in tax expense rather than in goodwill.  These amounts do not consider the impact of SFAS 141(R) as it is not applicable until 2009.

At March 31, 2008, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $18 million or decrease by up to $73 million for PPL, increase by as much as $12 million or decrease by up to $57 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These increases and decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At March 31, 2008, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $30 million, $24 million and $6 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  During the three months ended March 31, 2008, PPL and PPL Energy Supply recognized a net benefit of $1 million and $3 million from the accrual of additional interest and reversal of accrued interest, primarily related to the lapse of statutes of limitations, settlements or reductions based on tax positions of prior years.  During the three months ended March 31, 2008, PPL Electric recognized net expense of $2 million from the accrual of additional interest and reversal of accrued interest, primarily related to additions based on tax positions of prior years.  For the three months ended March 31, 2007, these amounts were insignificant for PPL, PPL Energy Supply and PPL Electric.

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income are:

	Three Months Ended March 31,
	PPL		PPL Energy Supply
	2008	2007	2008	2007

Net Income	$260	$203	$204	$147
Other comprehensive income:
Foreign currency translation adjustments	(59)		(59)
Defined benefit plans amortization:
Prior service cost	4	4	3	3
Net actuarial gain	2	10	3	10
Net unrealized (loss) gain on available-for-sale securities	(13)	1	(13)	1
Net unrealized (loss) gain on qualifying derivatives	(26)	32	(21)	33
Total other comprehensive (loss) income	(92)	47	(87)	47
Comprehensive Income	$168	$250	$117	$194

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement from $200 million to $300 million and extended the expiration date of the agreement to March 2009.  Under the agreement, PPL Energy Supply can cause the bank to issue up to $300 million of letters of credit but cannot make cash borrowings.  At March 31, 2008, there were $115 million of letters of credit outstanding under this agreement.

PPL Energy Supply maintains a $3.4 billion five-year credit facility that expires in June 2012.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  At March 31, 2008, there were no cash borrowings and $470 million of letters of credit outstanding under this facility.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011.  At March 31, 2008, there were no cash borrowings and $197 million of letters of credit outstanding under this facility.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement, also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's $3.4 billion five-year credit facility.  PPL Energy Supply had no commercial paper outstanding at March 31, 2008.

In January 2008, WPDH Limited extended the expiration date of its £150 million (approximately $298 million) five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.  WPD (South West) maintains a £150 million (approximately $298 million) five-year committed credit facility that expires in October 2009 and uncommitted credit facilities of £65 million (approximately $129 million).  There were no cash borrowings outstanding under any of WPD's credit facilities at March 31, 2008.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

PPL Electric maintains a $200 million five-year credit facility that expires in May 2012.  PPL Electric has the ability to cause the lenders under this facility to issue letters of credit.  PPL Electric had no cash borrowings and an insignificant amount of letters of credit outstanding under this facility at March 31, 2008.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility.  PPL Electric had no commercial paper outstanding at March 31, 2008.

At March 31, 2008, $156 million of accounts receivable and $152 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program.  Also at this date, there was $41 million of short-term debt outstanding under the credit agreement at an interest rate of 3.04%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf.  The funds used to cash collateralize the letters of credit are reported in "Restricted cash and cash equivalents" on the Balance Sheet.  At March 31, 2008, based on the accounts receivable and unbilled revenue pledged, an additional $109 million was available for borrowing.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  The credit agreement governing the asset-backed commercial paper program expires in July 2008.

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

Financing Activities

(PPL)

In March 2007, PPL and PPL Capital Funding entered into a Replacement Capital Covenant in connection with the issuance of PPL Capital Funding's 2007 Series A Junior Subordinated Notes due 2067.  In March 2008, there was a redesignation of the series of covered debt benefiting from such Replacement Capital Covenant.  Effective March 1, 2008, PPL Capital Funding's 4.33% Notes Exchange Series A due March 2009 ceased being the covered debt and PPL Capital Funding's 6.85% Senior Notes due 2047 became the covered debt benefiting from the Replacement Capital Covenant.

(PPL and PPL Energy Supply)

In March 2008, PPL Energy Supply issued $400 million of 6.50% Senior Notes due 2018 (the Notes).  The Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $396 million, net of a discount and underwriting fees, from the issuance of the Notes.  The proceeds have been used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes any time during the first quarter of 2008 and are also entitled to convert their notes any time during the second quarter of 2008, as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the first quarter of 2008, Convertible Senior Notes in an aggregate principal amount of $9 million were presented for conversion.  The total conversion premium related to these conversions was $7 million, which was settled with 158,945 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  After such conversions, approximately $48 million of Convertible Senior Notes remain outstanding.

The holders of the Convertible Senior Notes have the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  Additionally, in April 2008, the holders were notified that PPL Energy Supply is calling for redemption on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  The Convertible Senior Notes are subject to conversion at the election of the holders any time prior to May 20, 2008.

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (the Bonds) that were issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.  In connection with this change, the letter of credit supporting the Bonds was modified accordingly.

(PPL and PPL Electric)

During the three months ended March 31, 2008, PPL Transition Bond Company made principal payments on transition bonds of $82 million.

Common Stock Repurchase Program (PPL)

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock.  Through March 31, 2008, a total of 15,732,708 shares were repurchased for $750 million, excluding related fees, under the plan.  This includes the purchases of 802,816 shares of its common stock for $38 million in 2008.  These purchases were primarily recorded as a reduction to "Capital in excess of par value" on the Balance Sheet.

Distributions and Capital Contributions

(PPL)

In February 2008, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2008, to 33.5 cents per share (equivalent to $1.34 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Energy Supply)

During the three months ended March 31, 2008, PPL Energy Supply distributed $492 million to its parent company, PPL Energy Funding.

(PPL Electric)

During the three months ended March 31, 2008, PPL Electric paid common stock dividends of $18 million to PPL.

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

Domestic

Development

(PPL and PPL Energy Supply)

In December 2007, PPL announced that a subsidiary will ask the NRC to approve a COLA for a nuclear generating unit adjacent to the Susquehanna plant.  NRC acceptance of the COLA by December 2008 would meet the first requirement to qualify for federal production tax credits and loan guarantees, as provided under the Energy Policy Act of 2005.  Requests have also been filed with PJM for transmission feasibility and system impact studies.  PPL has contracted with UniStar Nuclear Services, LLC, an affiliate of UniStar Nuclear Energy, LLC, a joint venture between Constellation Energy Nuclear Group, LLC and EDF Development, Inc., to prepare the application.  The facility for which the application will be submitted will be based on the U.S. Evolutionary Power Reactor design developed by AREVA NP, Inc. and its affiliates.  PPL is currently authorized to spend approximately $90 million on the COLA, most of which would be incurred by the end of 2008.  PPL has made no decision to proceed with development and construction of another nuclear unit and expects that such decision could take as long as four years given an anticipated lengthy approval process.  These cost estimates do not reflect any construction expenditures, nor do they represent a commitment to build.  Additionally, PPL has announced that it would likely only proceed to construction in a joint-venture arrangement.  Through March 31, 2008, $22 million of costs associated with the licensing effort were capitalized, as PPL deems it probable that upon receiving approval of the COLA from the NRC, it would build the unit, sell the COLA rights to another party or contribute the COLA to a joint venture.

(PPL and PPL Electric)

In June 2007, PJM approved the construction of a new 130-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company (PSE&G) to construct the portion of the line in New Jersey by June 1, 2012.  PPL Electric's estimated share is between $300 million and $500 million.  PPL Electric's capital projections currently include approximately $320 million for the new transmission line, which will require certain regulatory approvals.

In December 2007, PPL Electric and PSE&G filed a joint petition for a declaratory order with the FERC requesting approval of transmission rate incentives for the Susquehanna-Roseland transmission line.  The companies requested:  (1) an additional 1.5% allowed rate of return on equity; (2) recognition of construction work in progress in rate base; (3) recovery of all costs if the project is cancelled; and (4) an additional 0.5% allowed rate of return on equity for membership in PJM.  In April 2008, the FERC approved the filing and granted all of the requested incentives except that the allowed rate of return on equity was approved at 1.25%.

(PPL and PPL Energy Supply)

Sale of Telecommunication Operations

In the first quarter of 2007, PPL completed a review of strategic options for the transport operations of its domestic telecommunications subsidiary, which offered fiber optic capacity to other telecommunications companies and enterprise customers.  The operating results of this subsidiary were included in the Supply segment.  Due to a combination of significant capital requirements for the telecommunication operations and competing capital needs in PPL's core electricity supply and delivery businesses, PPL decided to actively market these telecommunication operations.  As a result, PPL and PPL Energy Supply recorded an initial impairment of $31 million ($18 million after tax) of the telecommunication assets based on their estimated fair value.  The impairment is included in "Energy-related businesses" expenses on the Statement of Income.  The transport operations did not meet the criteria for discontinued operations presentation on the Statement of Income because there were not separate and distinguishable cash flows, among other factors.

In May 2007, PPL reached a definitive agreement to sell its telecommunication operations.  In the second quarter of 2007, PPL and PPL Energy Supply recorded an additional impairment of $3 million ($2 million after tax).  In August 2007, PPL completed the sale of its telecommunication operations and recorded an additional impairment of $5 million ($3 million after tax).  PPL realized net proceeds of $47 million from the sale.

Acquisition of a Long-term Tolling Agreement

In April 2008, PPL EnergyPlus entered into a purchase and sale agreement for the acquisition of rights to the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  PPL EnergyPlus agreed to acquire a long-term tolling agreement, under which PPL EnergyPlus will compensate the present owner-operator for generating electricity at the plant with natural gas supplied by PPL EnergyPlus.  The tolling agreement extends through 2021.  The transaction is subject to various regulatory approvals, including approval from the FERC.

International

Sales

In 2005, WPD effectively sold an equity investment by transferring substantially all risks and rewards of ownership of the two subsidiaries that held the investment.  The gain was deferred until WPD's continuing involvement in the subsidiaries ceased.  In the first quarter of 2007, PPL Global recognized a pre-tax gain of $5 million as WPD's involvement ceased.  This gain is included in "Other Income - net" on the Statements of Income.

Other

In 2000, WPD acquired Hyder.  Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation.  WPD has periodically received distributions related to these ongoing liquidations.  These distributions are included in "Other Income - net" on the Statements of Income (as detailed in Note 12).  The Hyder non-electricity delivery businesses are substantially liquidated at March 31, 2008.  WPD continues to operate the former Hyder electricity delivery business, now WPD (South Wales).

Discontinued Operations

Sale of Latin American Businesses

In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Delivery segment.

In April 2007, PPL agreed to sell its Bolivian businesses and recorded an impairment in the first quarter of 2007 of $34 million, or $17 million after tax, to reflect the estimated fair value of the businesses at the date the agreement was reached.  In the second and third quarters of 2007, additional pre- and after-tax impairments of $2 million and $1 million were recorded primarily to offset each period's earnings.  This sale was completed in July 2007.

In May 2007, PPL completed the sale of its El Salvadoran business for $180 million in cash.  PPL recorded a gain of $94 million, or $89 million after tax, as a result of the sale.

In November 2007, PPL completed the sale of its Chilean business for $660 million in cash.  PPL recorded a gain of $306 million, or $197 million after tax, as a result of the sale.

PPL Global expects to recognize income tax adjustments and incur expenses in 2008 as the remaining Latin American holding companies are dissolved.

In accordance with SFAS 144, the results of operations for the three months ended March 31, 2008 and 2007, have been classified as Discontinued Operations on the Statements of Income.  Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended March 31,
	2008	2007
Operating revenues		$155
Operating expenses (a)	$2	169
Operating loss	(2)	(14)
Other income – net	(1)	3
Interest expense (b)		5
Loss before income taxes and minority interest	(3)	(16)
Income tax (benefit) expense (c) (d)	(8)	7
Minority interest		2
Income (Loss) from Discontinued Operations	$5	$(25)

(a)	2007 includes the impairment of the carrying value of the Bolivian businesses.
(b)	2007 includes $2 million of interest expense allocated pursuant to EITF 87-24 based on the discontinued operation's share of the net assets of PPL Energy Supply.
(c)
2007 includes U.S. deferred tax charges of $18 million.  As a result of PPL's decision to sell its Latin American businesses, it no longer qualified for the permanently reinvested exception to recording deferred taxes pursuant to APB Opinion No. 23.

(d)	2008 includes $6 million from the recognition of a previously unrecognized tax benefit associated with a prior year tax position.

(PPL)

Anticipated Sale of Gas and Propane Businesses

In July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which are included in the Pennsylvania Delivery segment.  In March 2008, PPL signed a definitive agreement to sell these businesses for $268 million in cash plus working capital, pursuant to a stock purchase agreement and following the receipt of necessary regulatory approvals.  PPL expects the sale to close before the end of 2008.  Proceeds of the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities.

In accordance with SFAS 144, the results of operations for the three months ended March 31, 2008 and 2007, have been classified as Discontinued Operations on the Statements of Income.  The assets and liabilities at March 31, 2008 and December 31, 2007, are classified as held for sale on the Balance Sheets.

Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended March 31,
	2008	2007
Operating revenues	$94	$94
Operating expenses	76	81
Operating income	18	13
Interest expense	2	1
Income before income taxes	16	12
Income tax expense	7	5
Income from Discontinued Operations	$9	$7

The major classes of "Assets held for sale" and "Liabilities held for sale" on the Balance Sheets at March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$3
Accounts receivable	28	$18
Fuel, materials and supplies		18
Other	7	7
Total Current Assets	38	43
PP&E	216	213
Goodwill and other noncurrent assets	61	62
Total assets held for sale	$315	$318

Current Liabilities
Accounts payable	$11	$18
Other	21	14
Total Current Liabilities	32	32
Long-term Debt (a)		10
Deferred Credits and Other Noncurrent Liabilities	26	26
Total liabilities held for sale	$58	$68

(a)
Under the terms of the definitive sales agreement, the purchaser is not assuming this debt.  Therefore, it has been reclassified from "Liabilities held for sale" to "Current Liabilities - Long-term debt" on the Balance Sheet at March 31, 2008.

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Three Months Ended March 31,
	Pension Benefits					Other Postretirement Benefits
	Domestic			International
	2008	2007		2008	2007	2008	2007
PPL
Service cost	$15		$16	$4	$6	$2	$2
Interest cost	35		33	49	42	8	8
Expected return on plan assets	(45)		(44)	(60)	(56)	(5)	(5)
Amortization of:
Transition (asset) obligation	(1)		(1)			2	2
Prior service cost	5		5	1	1	3	2
Actuarial (gain) loss	(2)			5	13	1	2
Net periodic defined benefit costs (credits)	$7		$9	$(1)	$6	$11	$11

PPL Energy Supply
Service cost	$1		$1	$4	$6
Interest cost	2		1	49	42
Expected return on plan assets	(2)		(2)	(60)	(56)
Amortization of:
Prior service cost				1	1
Actuarial loss				5	13
Net periodic defined benefit costs (credits)	$1	$		$(1)	$6

10.	Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, natural gas, oil and nuclear fuel and extend for terms through 2019.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas.  The long-term natural gas storage contracts extend for terms through 2014 for PPL and 2011 for PPL Energy Supply.  The long-term natural gas transportation contracts extend for terms through 2032 for PPL and PPL Energy Supply.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2017, excluding long-term power purchase agreements for full output of two wind farms.  These wind farm contracts extend for terms through 2027.

In April 2008, PPL EnergyPlus entered into a purchase and sale agreement for the acquisition of rights to the capacity and energy of a 664 MW natural gas-fired power plant.  This agreement extends through 2021.  See Note 8 for additional information.

(PPL and PPL Electric)

Beginning in 2007, PPL Electric began to conduct competitive solicitations to purchase electricity generation supply in 2010, after its existing PLR contract expires, for customers who do not choose a competitive supplier.  A total of six auctions were planned, with two occurring in each of the years 2007, 2008 and 2009.  Each solicitation is for 850 MW of expected generation supply.  Average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first three solicitations were as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76

The fourth competitive solicitation will be held in September 2008.

See Note 11 for additional information on PPL Electric's existing PLR contracts with PPL EnergyPlus and the bids awarded to PPL EnergyPlus under PPL Electric's Supply Master Agreement for 2010.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or associated with certain of its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend for terms through 2017.  All long-term contracts were executed at prices that approximated market price at the time of execution.

PPL Energy Supply has entered into full requirements and retail contracts with various counterparties.  These contracts extend through 2014.  Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, then the counterparty has the right to request collateral from PPL Energy Supply.  At March 31, 2008 and December 31, 2007, an insignificant amount of collateral was posted under these contracts.

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

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies.  Under this arrangement, PPL Montana has a remaining commitment to spend $43 million between 2008 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power was required to, and did not, obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale "was null and void ab initio."  Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division, and the judge placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding.  The judge in this case has not established a schedule to resume the proceeding.  In September 2007, certain plaintiffs proposed a settlement of certain claims not involving PPL and proposed a status conference to discuss their proposal.  The judge held the status conference in January 2008 and rejected the proposed settlement.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydropower facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana.  This request was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, on jurisdictional grounds.  The State's federal lawsuit was founded on allegations that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under a 1931 regulatory scheme enacted after all but one of the dams in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydroelectric facilities in December 1999.

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

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems presently faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At March 31, 2008, PPL continues to be fully reserved for underrecoveries of payments for these sales.

Regulatory proceedings arising out of the California electricity supply situation have been filed at the FERC.  The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001, but the FERC has not yet ruled on the exact amounts that the sellers, including PPL Montana, would be required to refund.  In decisions in September 2004 and August 2006, the U.S. Court of Appeals for the Ninth Circuit held that the FERC had the additional legal authority to order refunds for periods prior to October 2, 2000, and ordered the FERC to determine whether or not it would be appropriate to grant such additional refunds.  In February 2008, the FERC initiated proceedings to determine whether it would be appropriate to grant additional refunds.  The FERC also instituted settlement proceedings to explore whether a settlement is possible.

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

PJM Capacity Litigation (PPL, PPL Energy Supply and PPL Electric)

In December 2002, PPL was served with a complaint against PPL, PPL EnergyPlus and PPL Electric filed in the U.S. District Court for the Eastern District of Pennsylvania by 14 Pennsylvania boroughs that apparently alleged, among other things, violations of the federal antitrust laws in connection with the pricing of installed capacity in the PJM daily market during the first quarter of 2001 and certain breach of contract claims.  These boroughs were wholesale customers of PPL Electric.  In April 2006, the Court dismissed all of the federal antitrust claims and all but one of the breach of contract claims.  In May 2007, the Court withdrew its April 2006 decision as to one of the federal antitrust claims, but directed additional briefing on alternative grounds for dismissal of that claim.  In September 2007, the Court dismissed the one remaining federal antitrust claim.  Such dismissals were subject to the plaintiffs' right to appeal.  In April 2008, the parties agreed to dismiss all claims in the proceeding and forgo appeals.  The matter is now concluded.

Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not find any reason to take action against PPL.

New England Investigation (PPL and PPL Energy Supply)

In January 2004, PPL became aware of an investigation by the Connecticut Attorney General and the FERC's Office of Market Oversight and Investigation (OMOI) regarding allegations that natural gas-fired generators located in New England illegally sold natural gas instead of generating electricity during the week of January 12, 2004.  PPL has responded to a data request of OMOI that indicated PPL was not under suspicion of a regulatory violation, but that OMOI was conducting an initial investigation.  PPL also has responded to data requests of ISO New England and data requests served by subpoena from the Connecticut Attorney General.  Both OMOI and ISO New England have issued preliminary reports finding no regulatory or other violations concerning these matters.  While PPL does not believe that it committed any regulatory or other violations concerning the subject matter of these investigations, PPL cannot predict the outcome of these investigations.

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

In May 2006, the FERC issued an order rejecting the claims of the various parties in the proceeding regarding PPL's Western market-based rate filing and granting PPL Montana market-based rate authority in NorthWestern's control area.  In July 2007, the FERC denied two outstanding requests for rehearing of its 2006 order.  Subsequently, various parties in this proceeding filed appeals of the order with the U.S. Court of Appeals for the Ninth Circuit.  In September 2007, a party also filed a complaint with the FERC seeking additional refunds in the event that the U.S. Court of Appeals overturns or reverses the FERC order.  While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

In January 2008, pursuant to the schedule established by FERC orders, PPL's subsidiaries made another market-based rate renewal filing for all Eastern subsidiaries in the PJM, New England and New York regions, including PPL Electric, PPL EnergyPlus and most of PPL Generation's subsidiaries.

Currently, if a seller is granted market-based rate authority by the FERC, it may enter into power contracts during the time period for which such authority has been granted.  If the FERC determines that the market is not workably competitive or that the seller possesses market power or is not charging "just and reasonable" rates, the FERC institutes prospective action.  Any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order any changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC to review in advance most, if not all, power contracts.  The FERC has not yet taken action in response to these recent court decisions, and the U.S. Supreme Court has decided to review one of these decisions.  At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

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

Maine Transmission Line Rates (PPL and PPL Energy Supply)

PPL currently holds 100 MW of firm point-to-point transmission service rights associated with an existing transmission line owned by Maine Electric Power Company, Inc. (MEPCO).  MEPCO is owned by Central Maine Power Company, Bangor Hydro Electric Company and Maine Public Service Company.  These transmission rights enable PPL to sell energy and capacity from Canada into ISO New England.

In August 2007, MEPCO, ISO New England and other New England transmission owners (the Filing Parties) submitted a filing to the FERC seeking to roll the revenue requirement of the MEPCO transmission facilities into the regional transmission rates in New England and to change certain rules concerning the use of the transmission line for energy and capacity (MEPCO roll-in).  PPL protested this proposal because it fails to preserve and protect pre-existing firm transmission rights currently held on the MEPCO transmission facilities by PPL EnergyPlus.  If the proposal were accepted by the FERC as filed, the value of PPL's pre-existing rights on the MEPCO line would be adversely affected.

In 2007, PPL recorded a $23 million ($13 million after tax) impairment of the transmission rights based on their estimated fair value as determined by an internal model and other analysis.  These transmission rights are included in the Supply segment.

In October 2007, the FERC issued an order accepting the Filing Parties' proposal, subject to modification of certain matters presented in the filing.  Based on the October 2007 Order, PPL EnergyPlus opted to terminate its contractual rights on the MEPCO line in the event the MEPCO roll-in proposal was implemented.  Due to complications implementing the proposal as modified by the FERC, in November 2007, ISO New England and MEPCO filed with the FERC a motion to delay the effectiveness and hold a technical conference or, in the alternative, cancel the MEPCO roll-in.

In February 2008, the FERC issued a further order in response to the ISO New England and MEPCO request that authorized appointment of a settlement judge and deferred the effective date of the MEPCO roll-in proposal to a future date to be determined.  In April 2008, the FERC terminated the settlement proceeding without the parties having reached any settlement.

Although PPL cannot predict the ultimate outcome of the remaining issues in this matter, PPL does not expect the outcome to result in any significant costs to PPL.

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, has interests in two synthetic fuel production facilities: the Somerset facility located in Pennsylvania and the Tyrone facility located in Kentucky.  PPL has received tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities.  The Section 29/45K tax credit program expired at the end of 2007, and production of synthetic fuel at these facilities and all other synthetic fuel operations ceased as of December 31, 2007.  The facilities are being dismantled and PPL is in the process of disposing of its interests.

In addition, Section 29/45K provided for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), fell within a designated range and to be eliminated when the DFPP exceeds the range.  The phase-out range was adjusted annually for inflation.

PPL estimated the phase-out range for 2007 to begin at about $57 per barrel (DFPP) and the tax credits to be totally eliminated at about $71 per barrel (DFPP).  At December 31, 2007, PPL projected a phase-out of approximately 56% of the gross tax credits produced in 2007, based on its estimate of the DFPP reference price and the inflation-adjusted phase-out range applicable for 2007.  The DFPP was published by the IRS in April 2008 for the prior year indicating that the DFPP reference price increased above the previously estimated price levels for 2007 and the inflation-adjusted phase-out range decreased, resulting in a higher phase-out percentage of approximately 67%.  Therefore, PPL recorded an expense of $13 million ($0.04 per share, basic and diluted, for PPL) during the three months ended March 31, 2008, to "Income Taxes" on the Statement of Income to account for this difference.

After considering the above adjustment, the synthetic fuel produced at the Somerset and Tyrone facilities resulted in an aggregate estimated recognition of tax credits of $314 million for Somerset and $112 million for Tyrone through March 31, 2008.

In 2007, PPL also purchased synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.  Fuel cost savings for the first quarter of 2007 were $5 million.

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

The implemented Reliability Standards have the force and effect of law, and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated that it intends to enforce vigorously the Reliability Standards using, among other means, civil penalty authority.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day for certain violations.  The first group of Reliability Standards approved by the FERC became effective in June 2007.  In September 2007, PPL Electric self-reported to the RFC, a regional reliability entity designated to enforce the Reliability Standards, that it had identified a potential violation of certain reliability requirements and submitted an accompanying mitigation plan.  In February 2008, the RFC notified PPL Electric that it had completed its investigation, accepted PPL Electric's mitigation plan and issued a Notice of Alleged Violation.  Once finalized, following opportunity for PPL Electric to comment, the RFC's determination is subject to review and approval by the NERC and the FERC.  At this time, PPL Electric cannot predict the outcome of these reviews.

PPL and its subsidiaries cannot predict the impact the Reliability Standards will have on PPL and its subsidiaries, including on its capital and operating expenditures; however, compliance costs could be significant.

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

In addition, the EPA has recently tightened the ambient air quality standard for ozone.  The more stringent standard could result in requirements to reduce emissions of nitrogen oxides beyond those required under the CAIR.  If additional reductions were required, the costs are not now determinable, but could be significant.

In order to continue meeting existing sulfur dioxide reduction requirements of the Clean Air Act, including the CAIR, PPL is installing scrubbers at its Montour and Brunner Island plants.  The scrubber for Montour Unit 2 was placed in-service in March 2008.  The scrubbers for Montour Unit 1 and Unit 3 at Brunner Island are expected to be in-service during 2008, and the scrubber for Units 1 and 2 at Brunner Island is expected to be in-service during 2009.  In order to meet the year-round reductions in nitrogen oxides under the CAIR, PPL's current plan is to operate the SCRs at Montour Units 1 and 2 year-round, optimize emission reductions from the existing combustion controls and purchase any needed emission allowances on the open market.  PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxides with co-benefits for mercury emissions reduction) through 2012 are included in the capital budget.  PPL expects a 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.

Mercury

Also citing its authority under the Clean Air Act, the EPA issued the Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent requirements to begin in January 2018.  However, in February 2008, the U.S. Court of Appeals for the District of Columbia Circuit overturned the EPA's rule.  Under this decision, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards requiring maximum achievable control technology (MACT) for electric generating units.  The EPA has stated that it will likely proceed with developing MACT standards for all hazardous air emissions from electric generating units.  The costs of complying with such standards are not now determinable, but could be significant.

The ruling is not expected to affect PPL's current plans to comply with state regulations in Pennsylvania and Montana as discussed below.  PPL continues to review the federal court decision to determine whether it has any effect on state regulations in the long term.

Pennsylvania has adopted its own, more stringent mercury rules.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  Even though the CAMR cap-and-trade program on which those allowances were based has now been overturned, the Pennsylvania DEP has stated that it plans to implement its mercury rule without making any changes.

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

Montana also has finalized its own more stringent rules that require, by 2010, every coal-fired generating plant in the state to achieve reduction levels more stringent than the CAMR's 2018 requirements.  PPL presently plans to install chemical injection systems to meet these requirements.  PPL estimates its share of the capital cost for these systems in Montana would be approximately $8 million.  Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required.  Based on current analysis and industry estimates, PPL estimates that if this technology were required, its share of the capital cost to achieve compliance at its Montana units would be approximately $140 million.

PPL expects both Pennsylvania's and Montana's mercury rules to be challenged in court.  PPL cannot predict the outcome of such actions.

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL has submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  The EPA has determined that meeting the requirements for its CAIR meet the BART requirements for sulfur dioxide and nitrogen dioxide.  Also under the BART rule, PPL has submitted to the EPA (Region 8), which administers the BART program for Montana, its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses have shown that further reductions are not needed.  The Pennsylvania DEP has not yet acted on the reports.  However, the EPA has responded to PPL's reports for Colstrip and Corette and has requested further information and analysis.  PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

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

If new source review requirements are imposed, then PPL must install best available control technology for any pollutant found to have significantly increased due to a major modification.  The costs of installing such technology are not now determinable, but could be significant.

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

Global Climate Change

There is a growing concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This concern has led to increased federal legislative proposals, actions at state and local levels, as well as litigation relating to greenhouse gas emissions, including an April 2007 U.S. Supreme Court decision holding that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  As a result of this decision, the EPA is reviewing the Clean Air Act provisions for New Source Performance Standards (NSPS) applicable to stationary sources to determine if it will include stationary source greenhouse gas emissions under these rules.  In addition, if the EPA concludes greenhouse gases from motor vehicles pose an endangerment to public health or welfare, this could lead to regulation of stationary source carbon dioxide emissions under other provisions of the Clean Air Act.  Also, increased pressure for carbon dioxide emissions reduction is being initiated by investor and environmental organizations and the international community.  In addition, a nuisance claim brought by a number of states against other large electric generating companies was dismissed by a federal district court in New York but remains pending on appeal in the U.S. Court of Appeals for the Second Circuit.

PPL believes future legislation and regulations that cap or tax carbon dioxide emissions from power plants are likely, although technology to efficiently capture, remove and sequester carbon dioxide emissions is not presently available.  At the federal level, such regulation has received support from the majority leadership in both the U.S. Senate and U.S. House of Representatives.  PPL supports a national program and has publicly supported the key concepts of the "Low Carbon Economy Act of 2007" introduced in the Senate in July 2007, including an economy-wide approach, a gradual phase-in of greenhouse gas emission reduction targets and timetables and cost containment measures to limit the cost to the economy.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a greenhouse gas emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commences in January 2009 and calls for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.  A similar effort is under way in the western U.S. (the Western Regional Climate Action Initiative or WCI), and Midwestern states have recently agreed to form another regional climate change program.

Pennsylvania and Montana have not, at this time, established mandatory programs to regulate carbon dioxide and other greenhouse gases.  Pennsylvania has not stated an intention to join RGGI, but has declared support for state action on climate change.  Montana has joined the WCI and will participate in any greenhouse gas emission control regulations that are adopted by the WCI.  The WCI currently is developing greenhouse gas emission allocation, offsets, and reporting recommendations.

PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2007, PPL's power plants emitted approximately 31 million tons of carbon dioxide (based on PPL's equity share of these assets).

PPL believes that the regulation of greenhouse gas emissions may have a material impact on its capital expenditures and operations, but the costs are not now determinable.  PPL also cannot predict the impact that any pending or future federal or state climate change legislation regarding more stringent environmental standards could have on PPL or its subsidiaries.

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

At March 31, 2008, management's best estimate of the probable loss associated with the Martins Creek ash basin leak remained at $37 million, of which $31 million relates to off-site costs, and the balance to on-site costs.  Based on actual costs incurred and recorded to date, at March 31, 2008, the remaining recorded contingency for this remediation was $9 million.  PPL and PPL Energy Supply cannot be certain of the outcome of the action initiated by the Pennsylvania DEP, the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions.  PPL's capital budget includes $50 million to upgrade and/or replace certain wastewater facilities in response to the seepage and for other facility changes.  The potential additional cost to address the identified seepages or other seepages at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In February 2007, six plaintiffs filed a separate lawsuit in the same court against the Colstrip plant owners asserting similar claims.  The lawsuit filed in 2007 is in its initial stages of discovery and investigation and PPL Montana is unable to predict the outcome of these proceedings.  PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the original 2003 lawsuit.  At a September 2007 mandatory mediation session with the original 2003 plaintiffs, PPL Montana and the other current owner defendants proposed a settlement.  At that time, PPL Montana recorded a reserve of $1 million for its share of the proposed settlement cost.  In April 2008, the current owner defendants and the original 2003 plaintiffs reached an agreement in principle to settle their claims.  PPL Montana's share of the revised settlement offer is approximately $8 million.  Accordingly, in March 2008, PPL Montana recorded an additional reserve of $7 million ($0.01 per share, basic and diluted, for PPL) to "Operation and maintenance" on the Statement of Income.  The settlement offer does not affect the status of the lawsuit filed in February 2007.  PPL Montana may incur further costs based on the outcome of the lawsuits and its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

Other Issues

The EPA has significantly increased the water quality standard for arsenic.  The revised standard became effective in January 2006 and at this time applies only to drinking water.  Pennsylvania is in the comment period of the Triennial Review in which the arsenic standard has been proposed as an in-stream water quality standard.  The revised standard may result in action by individual states that could require several PPL subsidiaries to further treat wastewater or take abatement action at their power plants, or both.  The cost of complying with any such requirements is not now determinable, but could be significant.

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants.  Another rule finalized in 2004 that addressed existing structures has been withdrawn following a January 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In April 2008, the U.S. Supreme Court granted the petitions for writs of certiorari filed by Utility Water Act Group, Public Service Enterprise Group, Inc. and Entergy Corporation, limited to one question:  Whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the "best technology available for minimizing adverse environmental impact" at cooling water intake structures.  Depending on the outcome of the U.S. Supreme Court review and what changes the EPA makes to the rule in accordance with this decision and the other issues raised by the Second Circuit Court (that will not be reviewed by the U.S. Supreme Court), in addition to what actions the states may take on their own, the impacts of the actions could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

The EPA plans to finalize its 2008 Effluent Guidelines Plan by August 2008, in which the EPA will make a decision about whether to revise the steam electric effluent guidelines.  The EPA is presently conducting a sampling study of industry discharges to obtain information needed to make that decision.

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

The EPA is evaluating the risks associated with naphthalene, a chemical by-product of coal gas manufacturing operations.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing facilities.  The costs to PPL of complying with any such requirements are not now determinable, but could be significant.

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At March 31, 2008, PPL Energy Supply had accrued a discounted liability of $34 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability at a rate of 5.74%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2008 through 2012, and the expected payments for the work after 2012 are $135 million.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Gas Seepage (PPL)

PPL Gas Utilities owns and operates the Meeker gas storage field and has a partial ownership interest in the Tioga gas storage field, both located in north-central Pennsylvania.  There continues to be an issue with natural gas observed in several drinking water wells that the Pennsylvania DEP has been working to address.  The Pennsylvania DEP has raised concerns that potential leakage of natural gas from the Tioga gas storage field could be contributing to this issue.  To help determine the cause of the natural gas in the potable water wells, the Pennsylvania DEP enlisted the services of the U.S. Geological Survey Department.  The results of the U.S. Geological Survey study were published in mid-2007 and indicate that gas in the groundwater in the area, including in certain residential wells, may be due in part to gas stored in the storage fields.  Pending completion of a more detailed study of the issue, PPL Gas Utilities and the co-owner of the Tioga storage field have offered to sample potable water wells and install water treatment systems on any wells in which natural gas exceeds 20 parts per million within an agreed-upon program area.  The cost of the actions in the program area offered by PPL Gas Utilities and the co-owner are not expected to be significant.  The costs of any required mitigation actions, following completion of the broader study, are not now determinable, but could be significant.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At March 31, 2008, this maximum assessment was about $38 million.

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

(PPL, PPL Energy Supply and PPL Electric)

The table below provides an update to those guarantees that are within the scope of FIN 45 and are specifically disclosed in Note 15 to the Financial Statements contained in each Registrant's 2007 Form 10-K.

	Recorded Liability at		Exposure at March 31, 2008 (a)
	March 31, 2008	December 31, 2007			Expiration Date
PPL Energy Supply (b)
Letters of credit issued on behalf of affiliates			$9	(c)	2009
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(d)
Indemnifications for entities in liquidation and sales of assets	$1	$1	313	(e)	2008 to 2012
Indemnification to operators of jointly-owned facilities			6	(f)		(f)
Assignment of Enron claims			5	(g)		(g)
WPD guarantee of pension and other obligations of unconsolidated entities	3	4	39	(h)	2017
Tax indemnification related to unconsolidated WPD affiliates			10	(i)	2012

PPL Electric (b)
Guarantee of a portion of an unconsolidated entity's debt			7	(j)	2008

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.
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

PPL Energy Supply has provided indemnification to the purchaser of a generating facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities is triggered only if the purchaser's losses reach $1 million in the aggregate, capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located is capped at $4 million in the aggregate and survive for a maximum period of five years after the transaction closing.

(f)
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

(h)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At March 31, 2008, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(i)
Two WPD unconsolidated affiliates were refinanced during 2005.  Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.  At this time, WPD believes that the likelihood of such liabilities arising is remote.

(j)	Reflects principal payments only.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnifications or warranties related to services or equipment and vary in duration.  The obligated amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees.  At inception, the aggregate fair value of these indemnifications related to arrangements entered into subsequent to December 31, 2002, was insignificant.

11.	Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I.  Interest expense on this obligation was $2 million for the three months ended March 31, 2007.  The redemption resulted in a recorded loss of $2 million during the three months ended March 31, 2007.  This interest expense and loss are both reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income.  See Note 22 in each Registrant's 2007 Form 10-K for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply PPL Electric's entire PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For the three months ended March 31, 2008 and 2007, these purchases totaled $489 million and $481 million.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at March 31, 2008, the market price of electricity would exceed the contract price by approximately $3.1 billion.  Accordingly, at March 31, 2008, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both March 31, 2008 and December 31, 2007.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.  For the three months ended March 31, 2008 and 2007, interest related to this deposit was $3 million and $4 million.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment and other payments under the contract was $21 million and $24 million at March 31, 2008 and December 31, 2007.  The current and noncurrent balances are reported on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.

Under Pennsylvania law and PUC regulations, PPL Electric is required to buy electricity generation supply for customers who do not choose a competitive supplier.  PPL Electric has conducted three of its six planned competitive solicitations for generation supply in 2010, after its existing PLR contract expires.  Competitive bids have been solicited for 2,550 MW of generation supply, or one-half of PPL Electric's expected supply requirements for these customers in 2010.  An independent company, NERA Economic Consulting (NERA), is managing this competitive solicitation process.  NERA compiles the results and presents them to the PUC.  The first 850 MW solicitation results were presented to and approved by the PUC in July 2007.  The second 850 MW solicitation results were presented to and approved by the PUC in October 2007.  The third 850 MW solicitation results were presented to and approved by the PUC in March 2008.  Additional bids will be sought in the fall of 2008 and twice in 2009 to secure the remainder of supply needed to serve PPL Electric's customers in 2010.

PPL EnergyPlus was one of the successful bidders in the July 2007 competitive solicitation process and has entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

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

At March 31, 2008, PPL Electric has credit exposure to PPL EnergyPlus under the PLR contracts and the July 2007 supply contract discussed above, of $3.1 billion.  As a result of netting arrangements, PPL Electric's credit exposure was reduced to $2.6 billion.

PPL Energy Supply has credit exposure to PPL Electric under the PLR contracts.  At March 31, 2008, PPL Energy Supply's credit exposure with PPL Electric was $156 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to zero.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended March 31, 2008 and 2007, these NUG purchases totaled $28 million and $37 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended March 31,
	2008	2007

PPL Energy Supply	$51	$59
PPL Electric	27	32

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at March 31, 2008 and December 31, 2007.  Interest earned on loans to affiliates, included in "Other Income - net" on the Statements of Income, was $2 million and $1 million for the three months ended March 31, 2008 and 2007.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was no balance outstanding at March 31, 2008, and a $277 million balance outstanding at December 31, 2007.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1%.  This note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $3 million and $5 million for the three months ended March 31, 2008 and 2007.

Intercompany Derivatives (PPL Energy Supply)

In 2007 and 2008, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  At March 31, 2008, the total exposure hedged was £66 million and the net fair value of these positions was not significant.  No similar hedging instruments were outstanding at December 31, 2007.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other income - net" on the Statements of Income.  For each of the three months ended March 31, 2008 and 2007, PPL Energy Supply recorded net losses of $1 million.

In 2007, PPL Energy Supply also entered into forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at March 31, 2008 was £68 million (approximately $134 million).  The fair value of these positions was $5 million and $3 million at March 31, 2008 and December 31, 2007, and is reflected in the foreign currency translation adjustment component of accumulated other comprehensive loss and "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $9 million of this license fee for both the three months ended March 31, 2008 and 2007.  These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended March 31,
PPL	2008	2007
Other Income
Interest income	$10	$12
Hyder liquidation distributions (Note 8)	2	4
Gain on transfer of international equity investment (Note 8)		5
Gain on sale of real estate		5
Earnings on nuclear decommissioning trust	(1)	2
Miscellaneous - Domestic	1	4
Total	12	32
Other Deductions
Charitable contributions	1	2
Miscellaneous - International	1	1
Miscellaneous - Domestic	2	2
Other Income - net	$8	$27

PPL Energy Supply
Other Income
Interest income	$7	$8
Affiliated interest income (Note 11)	5	5
Hyder liquidation distributions (Note 8)	2	4
Gain on transfer of international equity investment (Note 8)		5
Earnings on nuclear decommissioning trust	(1)	2
Miscellaneous - Domestic	1	4
Total	14	28
Other Deductions
Miscellaneous - International	1	1
Miscellaneous - Domestic	2	3
Other Income - net	$11	$24

PPL Electric
Other Income
Affiliated interest income (Note 11)	$3	$5
Interest income	2	3
Gain on sale of real estate		4
Total	5	12
Other Deductions
Other Income - net	$5	$12

13.	Fair Value Measurements

(PPL, PPL Energy Supply and PPL Electric)

Adoption of SFAS 157

Effective January 1, 2008, PPL and its subsidiaries adopted SFAS 157, as amended, as discussed in Note 2.  SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In addition, SFAS 157 expands the fair value disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques.

As defined by SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  Consistent with the valuation techniques identified in SFAS 157, PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

SFAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels.  The hierarchy gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.  The level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  SFAS 157 recognizes that assessing the significance of a particular input requires judgment that considers factors specific to the asset or liability.  As such, PPL and its subsidiaries' assessment of the significance of a particular input may affect the placement of assets and liabilities within the fair value hierarchy.

The three levels of the fair value hierarchy as specified by SFAS 157 are:

•
Level 1 - quoted prices in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 - inputs other than quoted prices in active markets, that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to price the asset or liability.

(PPL and PPL Energy Supply)

The assets and liabilities measured at fair value in accordance with SFAS 157 at March 31, 2008 were:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
PPL
Assets
Price risk management assets
Energy commodities	$1,850	$18	$1,545	$287
Interest rate/foreign exchange	82		82
	1,932	18	1,627	287
Nuclear plant decommissioning trust funds
Cash and cash equivalents	10	10
Equity securities	200	200
Commingled equity index funds	123		123
Debt securities
U.S. Treasury	94		94
Municipality	58		58
Corporate	30		30
Other	15		15
	530	210	320
Auction rate securities	40			40
	$2,502	$228	$1,947	$327

Liabilities
Price risk management liabilities
Energy commodities	$2,111	$16	$2,015	$80
Interest rate/foreign exchange	149		149
	$2,260	$16	$2,164	$80

PPL Energy Supply
Assets
Price risk management assets
Energy commodities	$1,850	$18	$1,545	$287
Interest rate/foreign exchange	34		34
	1,884	18	1,579	287
Nuclear plant decommissioning trust funds
Cash and cash equivalents	10	10
Equity securities	200	200
Commingled equity index funds	123		123
Debt securities
U.S. Treasury	94		94
Municipality	58		58
Corporate	30		30
Other	15		15
	530	210	320
Auction rate securities	35			35
	$2,449	$228	$1,899	$322

Liabilities
Price risk management liabilities
Energy commodities	$2,111	$16	$2,015	$80
Interest rate/foreign exchange	137		137
	$2,248	$16	$2,152	$80

A reconciliation of assets and liabilities classified as Level 3 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at January 1, 2008	$134		$134
Total gains or losses (realized/unrealized)
Included in earnings (a)
Included in other comprehensive income	73		73
Purchases, sales, issuances and settlements, net
Transfers in and/or out of Level 3		$40	40
Balance at March 31, 2008	$207	$40	$247

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains and losses relating to assets or liabilities still held at March 31, 2008 (a)

PPL Energy Supply
Balance at January 1, 2008	$134		$134
Total gains or losses (realized/unrealized)
Included in earnings (a)
Included in other comprehensive income	73		73
Purchases, sales, issuances and settlements, net
Transfers in and/or out of Level 3		$35	35
Balance at March 31, 2008	$207	$35	$242

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains and losses relating to assets or liabilities still held at March 31, 2008 (a)

(a)	These amounts are classified in "Net energy trading margins" on the Statements of Income.

Price Risk Management Assets/Liabilities - Energy Commodities

The only energy commodity contracts classified as Level 1 are exchange-traded derivative gas contracts.  Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, brokers, prices posted by ISOs or published tariff rates.  These OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.  When observable inputs are used to measure most of the value of a contract, the contract is classified as Level 2.  When the unobservable inputs are significant to the fair value measurement, the contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets) by applying probabilities of default obtained from an independent service.  For Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks; however, PPL's overall need for liquidity adjustments has declined significantly due to the greater reliance on market prices.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available.

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Exchange

Treasury instruments include forward starting swaps, fixed-to-floating swaps, forwards and options for foreign exchange contracts, and cross currency swaps.  Fair value for these instruments is obtained from pricing services; alternatively, the valuation may be done by an independent external source, such as a bank, and then validated by PPL's risk management group.  As noted above, these fair value measurements also include adjustments for credit risk.

Nuclear Plant Decommissioning Trust Funds

PPL and PPL Energy Supply generally use the market approach to measure the fair value of the securities held in the nuclear plant decommissioning trust funds.

Auction Rate Securities

At March 31, 2008, PPL reported on the Balance Sheet $11 million of auction rate securities as "Short-term investments" and $29 million as "Investments-Other" and PPL Energy Supply reported $11 million as "Short-term investments" and $24 million as "Investments-Other."  PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program's guaranteed student loan revenue bonds as well as various municipal bond issues, all of which are rated investment grade by at least two credit rating agencies, which include Fitch, Moody's and S&P.  Auction rate securities have normally been remarketed on a short-term basis with auction dates commonly set at seven day, 28-day, 35-day or 49-day intervals.  Recent investor concerns over insurers who guarantee the credit of certain of the underlying securities and other conditions have led to auction failures in recent months.  In certain instances, this has resulted in investors continuing to own these securities, generally at higher interest rates.  The issuers of these securities have the ability to call these securities at par on an interest payment date.  Auction rate securities were transferred into Level 3 of the fair value hierarchy during the three months ended March 31, 2008.  The failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.  When measuring the fair value of these securities at March 31, 2008, PPL and PPL Energy Supply considered the credit quality of the security, the issuer's par call option, the reset interest rate and the current lack of liquidity in the market for auction rate securities.  Additionally, subsequent to March 31, 2008, an aggregate of $11 million of PPL's and PPL Energy Supply's auction rate securities have either been liquidated or called for redemption by the issuers at par.  Based on these factors, fair value was estimated to equal the stated par value for these securities.

14.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Fair Value Hedges

PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances, which range in maturity through 2047 for PPL and 2046 for PPL Energy Supply.  PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies.  These forward contracts range in maturity through 2008.

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three months ended March 31, 2008 and 2007.  PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for these periods.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  These contracts range in maturity through 2017.  Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  These interest rate swap contracts have maturity dates in 2018.  PPL and PPL Energy Supply also enter into foreign currency contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment in foreign operations.  These contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustment component of other comprehensive income.  These contracts range in maturity through 2011.  During the three months ended March 31, 2008 and 2007, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $2 million and an insignificant amount in other comprehensive income.  At March 31, 2008, $2 million of accumulated net investment hedge losses, after tax, were included in the foreign currency translation adjustment component of accumulated other comprehensive loss compared to $4 million at December 31, 2007.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in accumulated other comprehensive loss are reclassified to earnings.  Such reclassifications during the three months ended March 31, 2008 and 2007 were insignificant.

For the three months ended March 31, 2008 and 2007, hedge ineffectiveness associated with energy derivatives was, after tax, insignificant and a loss of $3 million.

For the three months ended March 31, 2008 and 2007, hedge ineffectiveness associated with interest rate and foreign currency derivatives was not significant.

This table shows the accumulated net unrealized after-tax losses on qualifying derivatives (excluding net investment hedges), which are included in accumulated other comprehensive loss.

	Three Months Ended March 31,
	2008	2007
PPL
Beginning of period	$(192)	$(51)
Net change associated with current period hedging activities and other	(43)	16
Net change from reclassification into earnings	17	16
End of period	$(218)	$(19)

PPL Energy Supply
Beginning of period	$(188)	$(52)
Net change associated with current period hedging activities and other	(40)	18
Net change from reclassification into earnings	19	15
End of period	$(209)	$(19)

At March 31, 2008, the accumulated net unrealized after-tax losses on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months are $58 million for PPL and $62 million for PPL Energy Supply.  Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

Normal Purchase/Normal Sale Exception

PPL's and PPL Energy Supply's "normal" portfolio includes derivative contracts for full requirements energy, emission allowances, gas and capacity; these contracts range in maturity through 2012.  Due to the "normal" election permitted by SFAS 133, these contracts receive accrual accounting.  The net fair value of these contracts was:

	Gains (Losses)
	March 31, 2008	December 31, 2007

PPL	$(506)	$(140)
PPL Energy Supply	(506)	(138)

Economic Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk, but do not qualify for hedge accounting under SFAS 133.  The unrealized gains and losses on these transactions are considered non-trading activities and are reflected on the Statements of Income in "Wholesale energy marketing" or "Energy-related businesses" revenues, or "Fuel" or "Energy purchases" expenses.  For the three months ending March 31, 2008 and 2007, the pre-tax net unrealized gains reflected in earnings from these transactions were $86 million and $12 million.

The net unrealized gains recorded in 2008 and 2007 resulted primarily from the mark-to-market on purchases to supply the full requirements contracts referenced in the "Normal Purchase/Normal Sale Exception" section above.  Since power prices have increased during the period, these fixed-price purchase contracts resulted in unrealized gains.  These purchases either did not qualify for hedge accounting or hedge accounting was not elected.  As discussed above, the mark-to-market on the associated fixed-price sales contracts is generally not reflected in the Statements of Income as these contracts qualify for the normal purchases and normal sales exception under SFAS 133.

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

(PPL)

At March 31, 2008, PPL had credit exposure of $2.2 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting and collateral arrangements, PPL's credit exposure was reduced to $469 million.  One of the counterparties accounted for 30% of the net exposure and no other individual counterparty accounted for more than 10% of the exposure.  Ten counterparties accounted for $343 million, or 73%, of the total exposure.  Eight of these counterparties had an investment grade credit rating from S&P and accounted for 52% of the top 10 exposure.  The two counterparties that are not rated investment grade have posted collateral in the form of a letter of credit pursuant to the terms and conditions of their respective contracts, and both counterparties are current on their obligations.

(PPL Energy Supply)

At March 31, 2008, PPL Energy Supply had credit exposure of $2.2 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting and collateral arrangements, PPL Energy Supply's credit exposure was reduced to $419 million.  One of the counterparties accounted for 33% of the net exposure and no other individual counterparty accounted for more than 11% of the exposure.  Ten counterparties accounted for $339 million, or 81%, of the total exposure.  Seven of these counterparties had an investment grade credit rating from S&P and accounted for 48% of the top 10 exposure.  Two of the counterparties that are not rated investment grade have posted collateral in the form of a letter of credit pursuant to the terms and conditions of their respective contracts, and all three counterparties are current on their obligations.

PPL Energy Supply has credit exposure to PPL Electric under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load.  This exposure is excluded from the exposure discussed above.  See Note 11 for additional information on the related party credit exposure.

(PPL Electric)

At March 31, 2008, PPL Electric had credit exposure of $50 million as a result of its two solicitation bids in 2007 and one solicitation bid in 2008 for the 2010 PLR supply.  The successful bidders were eight suppliers, all of which had an investment grade credit rating from S&P.

PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process.  PPL Electric has credit exposure to PPL Energy Supply under the PLR contracts and the first competitive solicitation.  These exposures are excluded from the exposure discussed above.  See Note 11 for additional information on the related party credit exposure.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2007	$94	$897	$991
Effect of foreign currency exchange rates		(29)	(29)
Balance at March 31, 2008	$94	$868	$962

(PPL)

At March 31, 2008 and December 31, 2007, $55 million of goodwill has been classified as "Assets held for sale" on the Balance Sheets due to the anticipated sale of the natural gas distribution and propane businesses.  These businesses are a component of the Pennsylvania Delivery segment.  See Note 8 for additional information.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2007	$376
Accretion expense	7
Obligations settled	(3)
AROs at March 31, 2008	$380

Changes in ARO costs and settlement dates, which affect the carrying value of AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligation.

Funds in the nuclear plant decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  PPL Electric collects authorized nuclear decommissioning costs through the CTC.  These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus.  Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.  These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs.  The aggregate fair value of the nuclear plant decommissioning trust funds was $530 million as of March 31, 2008, and $555 million as of December 31, 2007.  See Note 13 for additional information on the March 31, 2008 fair value.

17.	Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents by reporting entity and by type.

	March 31, 2008
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$41		$41
Deposits for trading purposes with NYMEX broker	165	$165
Counterparty collateral	59	59
Client deposits	10
WPD customer deposits	3	3
Total current	278	227	41
Noncurrent:
Required deposits of WPD (b)	18	18
PPL Transition Bond Company Indenture reserves (c)	44		44
Escrowed funds related to Exempt Facility Revenue Bonds	19	19
Total noncurrent	81	37	44
	$359	$264	$85

	December 31, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$41		$41
Deposits for trading purposes with NYMEX broker	119	$119
Counterparty collateral	26	26
Client deposits	16
Miscellaneous	1	1	1
Total current	203	146	42
Noncurrent:
Required deposits of WPD (b)	18	18
PPL Transition Bond Company Indenture reserves (c)	42		42
Escrowed funds related to Exempt Facility Revenue Bonds	19	19
Total noncurrent	79	37	42
	$282	$183	$84

(a)
A deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $41 million of letters of credit at March 31, 2008 and December 31, 2007.  See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Includes insurance reserves of $17 million at March 31, 2008 and December 31, 2007.
(c)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

18.	New Accounting Standards Pending Adoption

(PPL, PPL Energy Supply and PPL Electric)

SFAS 141(R)

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141.  PPL and its subsidiaries will adopt SFAS 141(R) prospectively, effective January 1, 2009.  The most significant changes to business combination accounting pursuant to SFAS 141(R) includes requirements or amendments to:

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

SFAS 157, as amended

See Note 2 for information regarding PPL and its subsidiaries' election to defer the application of SFAS 157, as amended, for eligible nonfinancial assets and liabilities.

SFAS 160

In December 2007, the FASB issued SFAS 160.  The objective of SFAS 160 is to improve the relevancy, comparability, and transparency of the financial information an entity provides when it has a noncontrolling interest in a subsidiary and when it deconsolidates a subsidiary.  SFAS 160 requires that:

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

SFAS 161

In March 2008, the FASB issued SFAS 161, which applies to all derivative instruments, including bifurcated derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to SFAS 133, as well as related hedged items accounted for under SFAS 133.  SFAS 161 requires entities to expand its disclosures to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows.

PPL and its subsidiaries will adopt SFAS 161 effective January 1, 2009.  SFAS 161 permits early adoption and encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 was issued to provide greater transparency by enhancing existing disclosures; therefore, the adoption is not expected to have a material impact on PPL and its subsidiaries' financial statements.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  In PPL's 2007 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania and the U.K.  PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery.  In 2007, PPL sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses, which are included in the Pennsylvania Delivery segment.  See Note 8 to the Financial Statements for information on the sales and planned divestitures.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2007 Form 10-K for a discussion of PPL's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three months ended March 31, 2008, with the same period in 2007.

Earnings

Net income and the related EPS were:

	Three Months Ended March 31,
	2008	2007

Net income	$260	$203
EPS - basic	$0.70	$0.53
EPS - diluted	$0.69	$0.52

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

Segment Results

Net income by segment was:

	Three Months Ended March 31,
	2008	2007

Supply	$102	$117
International Delivery	98	28
Pennsylvania Delivery	60	58
Total	$260	$203

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL completed the sale of its domestic telecommunication operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income was:

	Three Months Ended March 31,
	2008	2007
Energy revenues
External	$290	$280
Intersegment	489	481
Energy-related businesses	107	175
Total operating revenues	886	936
Fuel and energy purchases
External	257	304
Intersegment	29	37
Other operation and maintenance	227	175
Depreciation	44	41
Taxes, other than income	2	8
Energy-related businesses	105	197
Total operating expenses	664	762
Other Income - net		4
Interest Expense	41	35
Income Taxes	79	25
Minority Interest		1
Net Income	$102	$117

The after-tax change in net income between these periods was due to the following factors.

Eastern U.S. non-trading margins	$(12)
Net energy trading margins	(6)
Operating expenses	(10)
Depreciation	(2)
Taxes, other than income	4
Earnings from synfuel projects	(27)
Realized earnings on nuclear decommissioning trust	(3)
Interest expense	(4)
Other	4
Special items	41
$(15)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operating expenses were primarily attributable to higher operating costs at the fossil generating stations primarily due to unplanned outages, the timing of planned outages and higher operating costs in the energy marketing organization.

•	Lower earnings contribution from synfuel projects was the result of the expiration of federal tax credits and closure of the synfuel facilities at the end of 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2008	2007

Mark-to-market adjustments from certain economic, non-trading hedges (a)	$50	$10
Sale of domestic telecommunication operations (Note 8)		(18)
PJM billing dispute		(1)
Colstrip groundwater litigation (Note 10)	(5)
Synthetic fuel tax adjustment (Note 10)	(13)
Total	$32	$(9)

(a)
These economic hedge transactions do not qualify for hedge accounting under SFAS 133, however they economically hedge a specific risk and do not represent speculative trading activity.  These transactions are highly probable of going to physical delivery; therefore, the mark-to-market gains or losses on these transactions will reverse by the time the transactions settle in the future.  See "Changes in Domestic Gross Energy Margins by Region" and Note 14 to the Financial Statements for additional information regarding economic activity.

2008 Outlook

Excluding special items, PPL projects lower earnings in its Supply segment in 2008 compared with 2007 as a result of the expiration of synfuel-related benefits and higher depreciation relating to the installation of scrubbers in 2008 at its Montour and Brunner Island coal-fired power plants.  PPL expects these negative effects to be partially offset by higher energy margins as a result of higher-valued wholesale energy contracts and higher overall baseload generation compared with 2007.  PPL expects most of its increased energy margins to be realized in the second half of 2008.

As discussed in "Item 1A. Risk Factors" in PPL's 2007 Form 10-K, activities by the FERC, other governmental authorities and other involved parties can have a significant effect on market prices for wholesale electricity, and thus on the margins that PPL EnergyPlus achieves on its future sales of energy.  In April 2008, the FERC denied PJM's request to increase the Cost of New Entry element of the PJM capacity pricing formula.  In a separate action, in connection with Duquesne Light Company's (Duquesne) decision to leave PJM, in April 2008 the FERC ruled that PJM may grant capacity resources in the Duquesne zone transmission rights that would facilitate inclusion of such capacity in PJM’s Reliability Pricing Model (RPM) capacity markets, beginning with the 2011-2012 planning year auction, notwithstanding that such capacity would be treated as external generation to PJM at the time it had to be delivered.  In response, PJM has indicated that it will grant generators in the Duquesne zone of PJM the necessary transmission rights.  These FERC and PJM actions are expected to reduce capacity prices for the 2011-2012 RPM capacity auction scheduled to take place in May 2008 and possibly for future RPM capacity auctions.  Because a large portion of PPL's generating capacity is located in PJM, the impact of any such reduced RPM capacity prices on PPL could be material.  PPL cannot predict the ultimate outcome of these or related FERC proceedings and the impact on capacity prices in PJM or on PPL’s financial results.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  PPL Global's primary remaining international business is located in the U.K.  In 2007, PPL completed the sale of its Latin American operating businesses.  PPL Global expects to recognize income tax adjustments and incur expenses in 2008 as the remaining Latin American holding companies are dissolved.  See Note 8 to the Financial Statements for additional information.

The International Delivery segment results in 2008 and 2007 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	Three Months Ended March 31,
	2008	2007

Utility revenues	$241	$216
Energy-related businesses	9	10
Total operating revenues	250	226
Other operation and maintenance	46	56
Depreciation	36	43
Taxes, other than income	17	16
Energy-related businesses	3	5
Total operating expenses	102	120
Other Income - net	3	11
Interest Expense	38	49
Income Taxes	20	15
Income (Loss) from Discontinued Operations	5	(25)
Net Income	$98	$28

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

U.K.:
Delivery margins	$16
Depreciation	5
Operating expenses	6
Interest expense	3
Income taxes	12
Foreign currency exchange rates	1
Gain on transfer of international equity investment (Note 8)	(5)
Hyder liquidation distributions (Note 8)	(2)
Other	(1)
Discontinued operations (Note 8)	(10)
Other	5
Special item	40
$70

•	The U.K.'s earnings were favorably impacted by higher delivery margins primarily due to higher prices, which include the annual regulatory adjustment for inflation.

•	Lower U.K. operating expenses were primarily due to lower pension expense resulting from an improvement in the fair value of pension assets and an increase in the discount rate.

•	Lower U.K. income taxes were due to a favorable U.K. taxing authority determination.

The following after-tax amount, which management considers a special item, also had a significant impact on the International Delivery segment earnings.

	Three Months Ended March 31,
	2008	2007
Sale of Latin American businesses (Note 8)		$(40)

2008 Outlook

Excluding special items, PPL projects the earnings of its International Delivery segment will decline in 2008 compared with 2007.  This decline is a result of the 2007 sale of PPL's Latin American businesses and higher U.S. income taxes primarily driven by the U.S. income tax benefits realized in 2007.  Partially offsetting the impact of these negative earnings drivers are higher revenues in WPD's electricity distribution businesses and lower pension expense.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.  In 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  See Note 8 to the Financial Statements for additional information.

The Pennsylvania Delivery segment results in 2008 and 2007 reflect the reclassification of the natural gas distribution and propane businesses' revenues and expenses to Discontinued Operations.

Pennsylvania Delivery segment net income was:

	Three Months Ended March 31,
	2008	2007
Operating revenues
External	$879	$865
Intersegment	29	37
Total operating revenues	908	902
Fuel and energy purchases
External	41	51
Intersegment	489	481
Other operation and maintenance	104	94
Amortization of recoverable transition costs	76	81
Depreciation	32	32
Taxes, other than income	56	54
Total operating expenses	798	793
Other Income - net	5	12
Interest Expense	29	36
Income Taxes	30	29
Dividends on Preferred Securities	5	5
Income from Discontinued Operations	9	7
Net Income	$60	$58

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$10
Operating expenses	(7)
Other	(1)
$2

•	Higher delivery revenues were attributable to normal load growth and a PPL Electric base rate increase effective January 1, 2008.

•	Higher operating expenses were primarily due to higher storm restoration costs and other inflationary increases.

2008 Outlook

PPL projects higher earnings for its Pennsylvania Delivery segment, driven by higher revenues as a result of PPL Electric's new distribution rates that became effective January 1, 2008, partially offset by higher operating expenses.

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

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010 after PPL Electric's PLR contract with an affiliate expires.  Under the plan, PPL Electric was approved to issue a series of competitive bids for such supply in 2007, 2008 and 2009.  Each solicitation is for 850 MW of expected generation supply, or one-sixth of PPL Electric's expected PLR supply requirement in 2010.  The average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first three solicitations were as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76

As a result, PPL Electric has contracted for one-half of the electricity supply it expects to need for 2010.  If the average prices paid for the supply purchased so far were to be the same for the remaining three purchases, the average residential customer's monthly bill in 2010 would increase about 34.4% over 2009 levels, while small commercial and small industrial bills would increase in the range of 23.8% to 42.8%.  The estimated increases include Pennsylvania gross receipts tax, an adjustment for line losses, PPL Electric's January 1, 2008 rate increase and a court-ordered rate adjustment in 2007.  Actual 2010 prices will not be known until all six supply purchases have been made.  The fourth solicitation will be conducted in September 2008.

In addition, the Governor of Pennsylvania proposed an Energy Independence Strategy (Strategy) in early 2007 which, among other things, contains initiatives to address PLR issues.  For example, under the Strategy as originally proposed, retail customers could elect to phase-in over three years any initial generation rate increase approved by the PUC.  Also, PLR providers would be required to obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths, and the provider would be required to procure energy conservation resources before acquiring additional power.  In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers.  It is uncertain at this time whether the details of implementing the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be delegated to the PUC.

Components of the Strategy are included in various bills.  One such bill that passed in the Pennsylvania House of Representatives (House) in February 2008 contains conservation and demand-side management targets and mandatory deployment of smart metering technology.  The bill provides for full and current cost recovery through an energy efficiency and demand-side management recovery mechanism.

In September 2007, the Pennsylvania General Assembly convened a special session to address the proposals in the Governor's Strategy.  Central to the Governor's Strategy is an $850 million Energy Independence Fund to support alternative and renewable energy sources and energy conservation that would be funded through revenue bonds and a surcharge on electricity bills.  The Pennsylvania Senate (Senate) has formed a special committee to manage legislation for the special legislative session.  As an alternative to the Governor's $850 million Energy Independence Fund, the full Senate has approved a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.  The House passed similar legislation to create an $850 million fund, also to be funded primarily through revenue bonds, while also allowing the use of gross receipts tax revenue.

Since September 2007, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan provided that customers could pay additional amounts on their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest, would be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration of the proposal by the PUC.  Ten parties filed responses to PPL Electric's petition, primarily because the proposal offered the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties negotiated a settlement agreement  under which PPL Electric agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll) and to make the program available to customers enrolled in budget billing.  In March 2008, the Administrative Law Judge assigned to this case recommended that the PUC approve the settlement agreement.  In April 2008, the PUC postponed taking action on the approval of the agreement.  In May 2008, as a result of this postponement, PPL Electric announced that it must delay the planned start date for the proposed phase-in option to allow adequate time for PPL Electric to publicize the plan and for eligible customers to make an informed choice about whether to enroll.  PPL Electric cannot predict if and when the PUC will take further action in this matter.

Certain Pennsylvania legislators have introduced or are contemplating the introduction of legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond their transition periods, which in PPL Electric's case would be December 31, 2009.  PPL and PPL Electric have expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  If such legislation or similar legislation is enacted, PPL Electric could experience substantial operating losses, cash flow shortfalls and other adverse financial impacts.  In addition, continuing uncertainty regarding PPL Electric's ability to recover its market supply and other costs of operation after 2009 could adversely impact its credit quality, financing costs and availability of credit facilities necessary to operate its business.  In addition, PPL and PPL Electric believe that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL and PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

Three Months Ended March 31, 2008 vs. March 31, 2007

Utility	$39
Unregulated retail electric	12
Wholesale energy marketing	9
Net energy trading margins	(11)
Other revenue adjustments (a)	(61)
Total revenues	(12)
Fuel	10
Energy purchases	(67)
Other cost adjustments (a)
Total cost of sales	(57)
Domestic gross energy margins	$45

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to WPD and the domestic delivery operations of PPL Electric.  Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.  PPL further segregates non-trading activities into two categories:  hedge activity and economic activity.  Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, and that do not qualify for hedge accounting, or hedge accounting was not elected, under SFAS 133.

Three Months Ended March 31, 2008 vs. March 31, 2007
Non-trading
Eastern U.S.	$57
Western U.S.	(1)
Net energy trading	(11)
Domestic gross energy margins	$45

Eastern U.S.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $79 million higher during the three months ended March 31, 2008, compared with the same period in 2007. This increase was due to unrealized gains on purchases to supply full requirements contracts, which was driven by increases in power and gas prices.

Eastern U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $22 million lower during the three months ended March 31, 2008, compared with the same period in 2007.  This decrease was primarily due to higher average fuel prices, which were up 8%, and lower baseload generation from the retirement of the Martins Creek coal units in September 2007, which was down 2%.  Partially offsetting these lower margins was improved wholesale activity, which was driven by higher sales volumes and favorable pricing.

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

Net energy trading margins decreased by $11 million during the three months ended March 31, 2008, compared with the same period in 2007.  The entire decrease was due to lower unrealized margins.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended March 31,
	2008	2007

GWh	4,438	2,788
Bcf	5.6	5.3

Utility Revenues

The increase in utility revenues was attributable to:

Three Months Ended March 31, 2008 vs. March 31, 2007
Domestic:
Retail electric revenue (PPL Electric)
PLR	$8
Delivery	7
Other	(1)
International:
U.K. retail electric revenue	22
U.K. foreign currency exchange rates	3
$39

The increase in utility revenues, excluding foreign currency exchange rate impacts, was primarily due to:

•	higher U.K. revenues due to an increase in prices effective April 1, 2007; and
•	higher PLR and delivery revenues were attributable to normal load growth and a PPL Electric base rate increase effective January 1, 2008.

Energy-related Businesses

Energy-related businesses contributed $25 million more to operating income for the three months ended March 31, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	a $31 million impairment in 2007 of domestic telecommunication assets that were subsequently sold in 2007 (see Note 8 to the Financial Statements); and
•	$16 million less in operating losses from synfuel projects. The projects ceased operation at the end of 2007; partially offset by
•
a $21 million net gain on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits in 2007.  No such options were held in 2008 as PPL's synthetic fuel operations have ceased.

See Note 10 to the Financial Statements for additional information on the synthetic fuel tax credits and the synfuel projects.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Lower gains on sales of emission allowances	$29
Salary expense	25
Outage costs at Western and Eastern U.S. fossil/hydro stations	7
Colstrip groundwater litigation (Note 10)	7
PUC-reportable storm costs	5
Outage costs at Susquehanna nuclear station	(2)
Stock-based compensation expense	(2)
Defined benefit costs	(9)
Other	(8)
$52

Depreciation

The decrease in depreciation expense was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Additions to PP&E	$6
Extension of useful lives of certain WPD network assets in 2007	(10)
$(4)

Taxes, Other Than Income

Taxes, other than income decreased by $3 million during the three months ended March 31, 2008, compared with the same period in 2007. The decrease was primarily due to a decrease in PPL Montana's property taxes, as the 2008 period included a $7 million refund credit.  This credit was partially offset by a $2 million increase in domestic gross receipts tax expense and a $1 million increase in WPD property taxes.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The decrease in financing costs, which includes "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Amortization of debt issuance costs	$2
Hedging ineffectiveness	(2)
Redemption of 8.23% Subordinated Debentures in 2007	(4)
Capitalized interest	(9)
Other	1
$(12)

Income Taxes

The increase in income taxes was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Synthetic fuel and other tax credits	$39
Higher pre-tax book income	30
Tax expense on foreign earnings	3
Tax reserve adjustments (Note 5)	(11)
Other	(1)
$60

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information on the 2007 sale of PPL's Latin American operating businesses and the anticipated sale of PPL's natural gas distribution and propane businesses, along with information regarding the operating results of such businesses.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	March 31, 2008		December 31, 2007

Cash and cash equivalents	$495	(a)	$430
Short-term investments (b)	100		108
	$595		$538
Short-term debt	$41		$92

(a)	Excludes $3 million of cash related to the natural gas distribution and propane businesses that is included in "Assets held for sale" on the Balance Sheet.
(b)	Includes $11 million and $15 million of auction rate securities at March 31, 2008 and December 31, 2007. See below for further discussion of auction rate securities.

The $65 million increase in PPL's cash and cash equivalents position, which includes the effects of the cash flows of the Discontinued Operations, was primarily the net result of:

•	$424 million of cash provided by operating activities;
•	proceeds of $399 million from the issuance of long-term debt;
•	$330 million of capital expenditures;
•	the payment of $113 million of common stock dividends;
•	the retirement of $91 million of long-term debt;
•	an increase of $78 million in restricted cash and cash equivalents;
•	a net decrease in short-term debt of $50 million (excluding the impact of foreign currency translation adjustments);
•	the repurchase of 802,816 shares of PPL common stock for $38 million under the common stock repurchase program that was authorized by PPL's Board of Directors in June 2007;
•	$25 million in net purchases of auction rate securities; and
•	$18 million in net purchases of emission allowances.

Auction Rate Securities

At March 31, 2008 and December 31, 2007, PPL had $40 million and $15 million of auction rate securities, of which $11 million and $15 million were reflected as short-term investments at such dates.  Investor concerns over insurers who guarantee the credit of certain of the underlying securities and other conditions have resulted in many investors of auction rate securities being unable to sell such securities at auction in recent months.  In certain instances, this has resulted in investors continuing to own these securities, generally at higher interest rates.  PPL currently believes that it does not have material loss exposure given the high quality of the underlying securities.  Subsequent to March 31, 2008, an aggregate of $11 million of auction rate securities have either been liquidated or called for redemption at par value by the issuers.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement, under which it can cause the bank to issue letters of credit, from $200 million to $300 million and extended the expiration date of the agreement to March 2009.

PPL Energy Supply and PPL Electric currently do not expect to make any modifications in 2008, including extending the expiration date, to PPL Energy Supply's $3.4 billion or PPL Electric's $200 million five-year credit facilities, both of which expire in 2012.

In January 2008, WPDH Limited extended the expiration date of its £150 million (approximately $298 million) five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.

Financing Activities

In March 2008, PPL Energy Supply issued $400 million of 6.50% Senior Notes due 2018 (the Notes).  The Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $396 million, net of a discount and underwriting fees, from the issuance of the Notes.  The proceeds have been used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first quarter of 2008 and are also entitled to convert their notes any time during the second quarter of 2008, as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the first quarter of 2008, Convertible Senior Notes in an aggregate principal amount of $9 million were presented for conversion.  The total conversion premium related to these conversions was $7 million, which was settled with 158,945 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  After such conversions, approximately $48 million of Convertible Senior Notes remain outstanding.

The holders of the Convertible Senior Notes have the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  Additionally, in April 2008, the holders were notified that PPL Energy Supply is calling for redemption on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  The Convertible Senior Notes are subject to conversion at the election of the holders any time prior to May 20, 2008.  PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund the redemptions and conversions of the outstanding Convertible Senior Notes.

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (the Bonds) that were issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.

Common Stock Dividends

In February 2008, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2008, to 33.5 cents per share (equivalent to $1.34 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

Anticipated Sale of Gas and Propane Businesses

In March 2008, PPL signed a definitive agreement to sell its natural gas distribution and propane businesses for $268 million in cash plus working capital, pursuant to a stock purchase agreement and following the receipt of necessary regulatory approvals.  PPL expects the sale to close before the end of 2008.  Proceeds from the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities.  See Note 8 for additional information.

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

Moody's and S&P did not take any actions related to PPL and its rated subsidiaries during the first quarter of 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply and PPL Electric and affirmed all ratings related to these entities, with the exception that it lowered the preferred stock rating of PPL Electric to BBB from BBB+.  Fitch stated in the related press release that the lower preferred stock rating reflects its junior position in the capital structure and does not reflect any change in credit quality.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2007 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2017.  PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Included in this category are certain load-following energy obligations and related supply contracts, options, FTRs, and crude oil swaps to hedge rail transportation charges.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic activity at March 31, 2008 and December 31, 2007, including net premiums on options, was $141 million and $67 million.  The following chart sets forth the net fair value of PPL's non-trading commodity derivative contracts.  For the period ended March 31, 2008, these amounts reflect the fair value as defined by SFAS 157, as amended.  See Note 13 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2008	2007

Fair value of contracts outstanding at the beginning of the period	$(305)	$(111)
Contracts realized or otherwise settled during the period	8	23
Fair value of new contracts entered into during the period	100	92
Changes in fair value attributable to changes in valuation techniques (a)	55
Other changes in fair value	(126)	(17)
Fair value of contracts outstanding at the end of the period	$(268)	$(13)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL's non-trading commodity derivative contracts at March 31, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$6				$6
Prices based on significant other observable inputs	55	$(392)	$(153)		(490)
Prices based on significant unobservable inputs	5	1	49	$161	216
Fair value of contracts outstanding at the end of the period	$66	$(391)	$(104)	$161	$(268)

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

PPL utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Management Committee assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At March 31, 2008, the VaR for PPL's non-trading portfolio was $19 million.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2012.  The following chart sets forth PPL's net fair value of trading contracts.  The three months ended March 31, 2008 reflect fair value as defined by SFAS 157.  See Note 13 for additional information.

	Three Months Ended March 31,
	2008	2007

Fair value of contracts outstanding at the beginning of the period	$16	$41
Contracts realized or otherwise settled during the period	15	(13)
Fair value of new contracts entered into during the period	(8)	16
Changes in fair value attributable to changes in valuation techniques
Other changes in fair value	(1)	1
Fair value of contracts outstanding at the end of the period	$22	$45

PPL will reverse unrealized gains of approximately $13 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL's trading portfolio at March 31, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$(6)	$1			$(5)
Prices based on significant other observable inputs	14	13			27
Prices based on significant unobservable inputs
Fair value of contracts outstanding at the end of the period	$8	$14			$22

See "Commodity Price Risk (Non-trading)" for information on PPL's VaR model.  At March 31, 2008, the VaR for PPL's trading portfolio was insignificant.

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL often elects not to completely hedge its generation output or fuel requirements.  PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2008 gross margins by $15 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $5 million.

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

At March 31, 2008, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $4 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at March 31, 2008, would increase the fair value of its debt portfolio by $383 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At March 31, 2008, the fair value of these instruments was a net liability of $10 million.  PPL estimated that a 10% adverse movement in interest rates at March 31, 2008, would increase the net liability by $5 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At March 31, 2008, the fair value of these instruments was a net asset of $53 million.  PPL estimated that a 10% adverse movement in interest rates at March 31, 2008, would decrease the net asset by $17 million.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at March 31, 2008, was a net liability of $115 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at March 31, 2008, would increase the net liability by $101 million.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  The total notional amount of the contracts outstanding at March 31, 2008, was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At March 31, 2008, the fair value of these positions was a net asset of $5 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2008, would decrease the net asset by $12 million.

To economically hedge the translation of 2008 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At March 31, 2008, the total exposure hedged was £66 million.  These forwards and options have termination dates ranging from April 2008 to December 2008.  At March 31, 2008, the net fair value of these positions was not significant.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2008, would decrease the net asset position by $11 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of March 31, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear plant decommissioning trust policy statement.  At March 31, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $36 million reduction in the fair value of the trust assets.  See Note 21 in PPL's 2007 Form 10-K for additional information regarding the nuclear plant decommissioning trust funds.

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

PPL is currently planning incremental capacity increases of 331 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 2 to the Financial Statements for a discussion of new accounting standards adopted and Note 18 to the Financial Statements for a discussion of new accounting standards pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, asset retirement obligations and income tax uncertainties.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2007 Form 10-K for a discussion of each critical accounting policy.  PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee.  In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

In 2006, the FASB issued SFAS 157.  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As permitted by this guidance, PPL partially applied SFAS 157, as amended, prospectively, effective January 1, 2008.  In the current year, the partial application of this standard affected, or will affect, fair value measurement concepts used or embedded in PPL's critical accounting policies related to "Price Risk Management" and "Defined Benefits."  PPL's election to defer the application of SFAS 157, as amended, for eligible assets and liabilities will primarily affect the fair value component of PPL's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations" in 2009.  See Notes 2 and 13 to the Financial Statements for additional information regarding SFAS 157, as amended.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  In PPL Energy Supply's 2007 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  PPL Energy Supply's reportable segments are Supply and International Delivery.  In 2007, PPL Energy Supply sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  See Note 8 to the Financial Statements for information on the sales.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2007 Form 10-K for a discussion of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2008, with the same period in 2007.

Earnings

Net income was $204 million for the three months ended March 31, 2008, compared with $147 million for the same period in 2007.

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

Segment Results

Net income by segment was:

	Three Months Ended March 31,
	2008	2007

Supply	$106	$119
International Delivery	98	28
Total	$204	$147

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL Energy Supply completed the sale of its domestic telecommunication operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income was:

	Three Months Ended March 31,
	2008	2007

Energy revenues	$779	$761
Energy-related businesses	105	173
Total operating revenues	884	934
Fuel and energy purchases	285	341
Other operation and maintenance	237	188
Depreciation	41	38
Taxes, other than income	2	8
Energy-related businesses	103	196
Total operating expenses	668	771
Other Income – net	8	13
Interest Expense	33	27
Income Taxes	85	29
Minority Interest		1
Net Income	$106	$119

The after-tax change in net income between these periods was due to the following factors.

Eastern U.S. non-trading margins	$(12)
Net energy trading margins	(6)
Operating expenses	(7)
Taxes, other than income	4
Interest expense	(4)
Earnings from synfuel projects	(27)
Realized earnings on nuclear decommissioning trust	(3)
Other	1
Special items	41
$(13)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher operating expenses were primarily attributable to higher operating costs at the fossil generating stations primarily due to unplanned outages, the timing of planned outages and higher operating costs in the energy marketing organization.

•	Lower earnings contribution from synfuel projects was the result of the expiration of federal tax credits and closure of the synfuel facilities at the end of 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2008	2007

Mark-to-market adjustments from certain economic non-trading hedges (a)	$50	$10
Sale of domestic telecommunication operations (Note 8)		(18)
PJM billing dispute		(1)
Colstrip groundwater litigation (Note 10)	(5)
Synthetic fuel tax adjustment (Note 10)	(13)
Total	$32	$(9)

(a)
These economic hedge transactions do not qualify for hedge accounting under SFAS 133, however they economically hedge a specific risk and do not represent speculative trading activity.  These transactions are highly probable of going to physical delivery; therefore, the mark-to-market gains or losses on these transactions will reverse by the time the transactions settle in the future.  See "Changes in Domestic Gross Energy Margins by Region" and Note 14 to the Financial Statements for additional information regarding economic activity.

2008 Outlook

Excluding special items, PPL Energy Supply projects lower earnings in its Supply segment in 2008 compared with 2007 as a result of the expiration of synfuel-related benefits and higher depreciation relating to the installation of scrubbers in 2008 at its Montour and Brunner Island coal-fired power plants.  PPL Energy Supply expects these negative effects to be partially offset by higher energy margins as a result of higher-valued wholesale energy contracts and higher overall baseload generation compared with 2007.  PPL Energy Supply expects most of its increased energy margins to be realized in the second half of 2008.

As discussed in "Item 1A. Risk Factors" in PPL Energy Supply's 2007 Form 10-K, activities by the FERC, other governmental authorities and other involved parties can have a significant effect on market prices for wholesale electricity, and thus on the margins that PPL EnergyPlus achieves on its future sales of energy.  In April 2008, the FERC denied PJM's request to increase the Cost of New Entry element of the PJM capacity pricing formula.  In a separate action, in connection with Duquesne Light Company's (Duquesne) decision to leave PJM, in April 2008 the FERC ruled that PJM may grant capacity resources in the Duquesne zone transmission rights that would facilitate inclusion of such capacity in PJM’s Reliability Pricing Model (RPM) capacity markets, beginning with the 2011-2012 planning year auction, notwithstanding that such capacity would be treated as external generation to PJM at the time it had to be delivered.  In response, PJM has indicated that it will grant generators in the Duquesne zone of PJM the necessary transmission rights.  These FERC and PJM actions are expected to reduce capacity prices for the 2011-2012 RPM capacity auction scheduled to take place in May 2008 and possibly for future RPM capacity auctions.  Because a large portion of PPL Energy Supply's generating capacity is located in PJM, the impact of any such reduced RPM capacity prices on PPL Energy Supply could be material.  PPL Energy Supply cannot predict the ultimate outcome of these or related FERC proceedings and the impact on capacity prices in PJM or on PPL Energy Supply’s financial results.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  PPL Global's primary remaining international business is located in the U.K.  In 2007, PPL Energy Supply completed the sale of its Latin American operating businesses.  PPL Global expects to recognize income tax adjustments and incur expenses in 2008 as the remaining Latin American holding companies are dissolved.  See Note 8 to the Financial Statements for additional information.

The International Delivery segment results in 2008 and 2007 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	Three Months Ended March 31,
	2008	2007

Utility revenues	$241	$216
Energy-related businesses	9	10
Total operating revenues	250	226
Other operation and maintenance	46	56
Depreciation	36	43
Taxes, other than income	17	16
Energy-related businesses	3	5
Total operating expenses	102	120
Other Income - net	3	11
Interest Expense	38	49
Income Taxes	20	15
Income (Loss) from Discontinued Operations	5	(25)
Net Income	$98	$28

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

U.K.:
Delivery margins	$16
Depreciation	5
Operating expenses	6
Interest expense	3
Income taxes	12
Foreign currency exchange rates	1
Gain on transfer of international equity investment (Note 8)	(5)
Hyder liquidation distributions (Note 8)	(2)
Other	(1)
Discontinued operations (Note 8)	(10)
Other	5
Special item	40
$70

•	The U.K.'s earnings were favorably impacted by higher delivery margins primarily due to higher prices, which include the annual regulatory adjustment for inflation.

•	Lower U.K. operating expenses were primarily due to lower pension expense resulting from an improvement in the fair value of pension assets and an increase in the discount rate.

•	Lower U.K. income taxes were due to a favorable U.K. taxing authority determination.

The following after-tax amount, which management considers a special item, also had a significant impact on the International Delivery segment earnings.

	Three Months Ended March 31,
	2008	2007
Sale of Latin American businesses (Note 8)		$(40)

2008 Outlook

Excluding special items, PPL Energy Supply projects the earnings of its International Delivery segment will decline in 2008 compared with 2007.  This decline is a result of the 2007 sale of PPL Energy Supply's Latin American businesses and higher U.S. income taxes primarily driven by the U.S. income tax benefits realized in 2007.  Partially offsetting the impact of these negative earnings drivers are higher revenues in WPD's electricity distribution businesses and lower pension expense.

Statement of Income Analysis --

Domestic Gross Energy Margins

The following table provides pre-tax changes in the income statement line items that comprise domestic gross energy margins.

Three Months Ended March 31, 2008 vs. March 31, 2007

Wholesale energy marketing	$9
Wholesale energy marketing to affiliate	8
Unregulated retail electric	12
Net energy trading margins	(11)
Other revenue adjustments (a)	(30)
Total revenues	(12)
Fuel	10
Energy purchases	(57)
Energy purchases from affiliate	(9)
Other cost adjustments (a)	(1)
Total cost of sales	(57)
Domestic gross energy margins	$45

(a)
Adjusted to exclude the impact of any revenues and costs not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.  These exclusions include revenues and energy costs related to WPD.  Also adjusted to include gains or losses on sales of emission allowances, which are included in "Other operation and maintenance" expenses on the Statements of Income.

Changes in Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.  PPL Energy Supply further segregates non-trading activities into two categories:  hedge activity and economic activity.  Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, and that do not qualify for hedge accounting, or hedge accounting was not elected, under SFAS 133.

Three Months Ended March 31, 2008 vs. March 31, 2007
Non-trading
Eastern U.S.	$57
Western U.S.	(1)
Net energy trading	(11)
Domestic gross energy margins	$45

Eastern U.S.

Eastern U.S. non-trading margins that resulted from economic activity and hedge ineffectiveness were $79 million higher during the three months ended March 31, 2008, compared with the same period in 2007. This increase was due to unrealized gains on purchases to supply full requirements contracts, which was driven by increases in power and gas prices.

Eastern U.S. non-trading margins, excluding results from economic activity and hedge ineffectiveness, were $22 million lower during the three months ended March 31, 2008, compared with the same period in 2007.  This decrease was primarily due to higher average fuel prices, which were up 8%, and lower baseload generation from the retirement of the Martins Creek coal units in September 2007, which was down 2%.  Partially offsetting these lower margins was improved wholesale activity, which was driven by higher sales volumes and favorable pricing.

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

Net energy trading margins decreased by $11 million during the three months ended March 31, 2008, compared with the same period in 2007.  The entire decrease was due to lower unrealized margins.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended March 31,
	2008	2007

GWh	4,438	2,788
Bcf	5.6	5.3

Utility Revenues

The increase in utility revenues was attributable to:

Three Months Ended March 31, 2008 vs. March 31, 2007

U.K. retail electric revenue	$22
U.K. foreign currency exchange rates	3
$25

The increase in U.K. utility revenues, excluding foreign currency exchange rate impacts, was primarily due to an increase in prices effective April 1, 2007.

Energy-related Businesses

Energy-related businesses contributed $26 million more to operating income for the three months ended March 31, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	a $31 million impairment in 2007 of domestic telecommunication assets that were subsequently sold in 2007 (see Note 8 to the Financial Statements); and
•	$16 million less in operating losses from synfuel projects. The projects ceased operation at the end of 2007; partially offset by
•
a $21 million net gain on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits in 2007.  No such options were held in 2008 as PPL Energy Supply's synthetic fuel operations have ceased.

See Note 10 to the Financial Statements for additional information on the synthetic fuel tax credits and the synfuel projects.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:
Three Months Ended March 31, 2008 vs. March 31, 2007

Lower gains on sales of emission allowances	$29
Salary expense	15
Outage costs at Western and Eastern U.S. fossil/hydro stations	7
Colstrip groundwater litigation (Note 10)	7
Outage costs at Susquehanna nuclear station	(2)
Defined benefit costs	(8)
Allocation of certain corporate service costs (Note 11)	(8)
Other	(1)
$39

Depreciation

The decrease in depreciation expense was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Additions to PP&E	$6
Extension of useful lives of certain WPD network assets in 2007	(10)
$(4)

Taxes, Other Than Income

Taxes, other than income decreased by $5 million during the three months ended March 31, 2008, compared with the same period in 2007. The decrease was primarily due to a decrease in PPL Montana's property taxes, as the 2008 period included a $7 million refund credit.  This credit was partially offset by a $1 million increase in WPD property taxes.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

The decrease in interest expense, which includes "Interest Expense with Affiliates," was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Long-term debt interest expense	$3
Amortization of debt issuance costs	2
Redemption of 8.23% Subordinated Debentures in 2007	(4)
Capitalized interest	(8)
Other	2
$(5)

Income Taxes

The increase in income taxes was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Synthetic fuel and other tax credits	$39
Higher pre-tax book income	33
Tax expense on foreign earnings	3
Tax reserve adjustments (Note 5)	(11)
Other	(3)
$61

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information on the 2007 sale of PPL Energy Supply's Latin American operating businesses, along with information regarding the operating results of such businesses.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	March 31, 2008	December 31, 2007

Cash and cash equivalents	$246	$355
Short-term investments (a)	100	102
	$346	$457
Short-term debt		$51

(a)	Includes $11 million and $10 million of auction rate securities at March 31, 2008 and December 31, 2007. See below for further discussion of auction rate securities.

The $109 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	distributions to Member of $492 million;
•	$266 million of capital expenditures;
•	an increase of $82 million in restricted cash and cash equivalents;
•	a net decrease in short-term debt of $50 million (excluding the impact of foreign currency translation adjustments);
•	$25 million in net purchases of auction rate securities;
•	$18 million in net purchases of emission allowances;
•	$451 million of cash provided by operating activities; and
•	proceeds of $399 million from the issuance of long-term debt.

Auction Rate Securities

At March 31, 2008 and December 31, 2007, PPL Energy Supply had $35 million and $10 million of auction rate securities, of which $11 million and $10 million were reflected as short-term investments at such dates.  Investor concerns over insurers who guarantee the credit of certain of the underlying securities and other conditions have resulted in many investors of auction rate securities being unable to sell such securities at auction in recent months.  In certain instances, this has resulted in investors continuing to own these securities, generally at higher interest rates.  PPL Energy Supply currently believes that it does not have material loss exposure given the high quality of the underlying securities.  Subsequent to March 31, 2008, an aggregate of $11 million of auction rate securities have either been liquidated or called for redemption at par value by the issuers.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement, under which it can cause the bank to issue letters of credit, from $200 million to $300 million and extended the expiration date of the agreement to March 2009.

PPL Energy Supply currently does not expect to make any modifications in 2008, including extending the expiration date, to its $3.4 billion five-year credit facility that expires in June 2012.

In January 2008, WPDH Limited extended the expiration date of its £150 million (approximately $298 million) five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.

Financing Activities

In March 2008, PPL Energy Supply issued $400 million of 6.50% Senior Notes due 2018 (the Notes).  The Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $396 million, net of a discount and underwriting fees, from the issuance of the Notes.  The proceeds have been used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) include a market price trigger that permits holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeds $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  Holders of the Convertible Senior Notes were entitled to convert their notes at any time during the first quarter of 2008 and are also entitled to convert their notes any time during the second quarter of 2008, as a result of the market price trigger being met.  When holders elect to convert the Convertible Senior Notes, PPL Energy Supply is required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the first quarter of 2008, Convertible Senior Notes in an aggregate principal amount of $9 million were presented for conversion.  The total conversion premium related to these conversions was $7 million, which was settled with 158,945 shares of PPL common stock, along with an insignificant amount of cash in lieu of fractional shares.  After such conversions, approximately $48 million of Convertible Senior Notes remain outstanding.

The holders of the Convertible Senior Notes have the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  Additionally, in April 2008, the holders were notified that PPL Energy Supply is calling for redemption on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  The Convertible Senior Notes are subject to conversion at the election of the holders any time prior to May 20, 2008.  PPL and PPL Energy Supply have, and expect to continue to have, access to sufficient liquidity sources to fund the redemptions and conversions of the outstanding Convertible Senior Notes.

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (the Bonds) that were issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.

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

Moody's and S&P did not take any actions related to PPL Energy Supply and its rated subsidiaries during the first quarter of 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL Energy Supply and affirmed all its ratings.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2007 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.  PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Included in this category are certain load-following energy obligations and related supply contracts, options, FTRs, and crude oil swaps to hedge rail transportation.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The fair value of economic activity at March 31, 2008 and December 31, 2007, including net premiums on options, was $141 million and $67 million.  The following chart sets forth the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  For the period ended March 31, 2008, these amounts reflect the fair value as defined by SFAS 157, as amended.  See Note 13 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2008	2007

Fair value of contracts outstanding at the beginning of the period	$(305)	$(111)
Contracts realized or otherwise settled during the period	8	23
Fair value of new contracts entered into during the period	100	92
Changes in fair value attributable to changes in valuation techniques (a)	55
Other changes in fair value	(126)	(17)
Fair value of contracts outstanding at the end of the period	$(268)	$(13)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL Energy Supply's non-trading commodity derivative contracts at March 31, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$6				$6
Prices based on significant other observable inputs	55	$(392)	$(153)		(490)
Prices based on significant unobservable inputs	5	1	49	$161	216
Fair value of contracts outstanding at the end of the period	$66	$(391)	$(104)	$161	$(268)

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

PPL Energy Supply utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Management Committee assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At March 31, 2008, the VaR for PPL Energy Supply's non-trading portfolio was $19 million.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2012.  The following chart sets forth PPL Energy Supply's net fair value of trading contracts.  The three months ended March 31, 2008 reflect fair value as defined by SFAS 157.  See Note 13 for additional information.

	Three Months Ended March 31,
	2008	2007

Fair value of contracts outstanding at the beginning of the period	$16	$41
Contracts realized or otherwise settled during the period	15	(13)
Fair value of new contracts entered into during the period	(8)	16
Changes in fair value attributable to changes in valuation techniques
Other changes in fair value	(1)	1
Fair value of contracts outstanding at the end of the period	$22	$45

PPL Energy Supply will reverse unrealized gains of approximately $13 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL Energy Supply's trading portfolio at March 31, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$(6)	$1			$(5)
Prices based on significant other observable inputs	14	13			27
Prices based on significant unobservable inputs
Fair value of contracts outstanding at the end of the period	$8	$14			$22

See "Commodity Price Risk (Non-trading)" for information on PPL's VaR model.  At March 31, 2008, the VaR for PPL Energy Supply's trading portfolio was insignificant.

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL Energy Supply often elects not to completely hedge its generation output or fuel requirements.  PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2008 gross margins by $15 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $5 million.

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

At March 31, 2008, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $2 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at March 31, 2008, would increase the fair value of its debt portfolio by $299 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At March 31, 2008, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At March 31, 2008, the fair value of these instruments was a net asset of $4 million.  PPL Energy Supply estimated that a 10% adverse movement in interest rates at March 31, 2008, would decrease the net asset by $1 million.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at March 31, 2008, was a net liability of $115 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at March 31, 2008, would increase the net liability by $101 million.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of PPL Energy Supply's net investment in WPD.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  The total notional amount of the contracts outstanding at March 31, 2008, was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At March 31, 2008, the fair value of these positions was a net asset of $5 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2008, would decrease the net asset by $12 million.

To economically hedge the translation of 2008 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL.  At March 31, 2008, the total exposure hedged was £66 million.  These forwards and options have termination dates ranging from April 2008 to December 2008.  At March 31, 2008, the net fair value of these positions was not significant.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2008, would decrease the net asset position by $11 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  As of March 31, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear plant decommissioning trust policy statement.  At March 31, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $36 million reduction in the fair value of the trust assets.  See Note 21 in PPL Energy Supply's 2007 Form 10-K for additional information regarding the nuclear plant decommissioning trust funds.

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

PPL Energy Supply is currently planning incremental capacity increases of 331 MW at several existing domestic generating facilities.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 2 to the Financial Statements for a discussion of new accounting standards adopted and Note 18 to the Financial Statements for a discussion of new accounting standards pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, asset retirement obligations and income tax uncertainties.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2007 Form 10-K for a discussion of each critical accounting policy.  PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee.  In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

In 2006, the FASB issued SFAS 157.  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As permitted by this guidance, PPL Energy Supply partially applied SFAS 157, as amended, prospectively, effective January 1, 2008.  In the current year, the partial application of this standard affected, or will affect, fair value measurement concepts used or embedded in PPL Energy Supply's critical accounting policies related to "Price Risk Management" and "Defined Benefits."  PPL Energy Supply's election to defer the application of SFAS 157, as amended, for eligible assets and liabilities will primarily affect the fair value component of PPL Energy Supply's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations" in 2009.  See Notes 2 and 13 to the Financial Statements for additional information regarding SFAS 157, as amended.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania.  Its headquarters are in Allentown, Pennsylvania.  In PPL Electric's 2007 Form 10-K, see "Item 1. Business - Background" for a description of its business and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of its strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of this Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings and continues with a description of key factors that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2008, with the same period in 2007.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Income available to PPL was $51 million for the three months ended March 31, 2008, compared with $52 million for the same period in 2007.

The after-tax change in income available to PPL between these periods was due to the following factors.

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$10
Operating expenses	(7)
Other income - net	(4)
$(1)

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by:

•	Higher delivery revenues were attributable to normal load growth and a base rate increase effective January 1, 2008.

•	Higher operating expenses were primarily due to higher storm restoration costs and other inflationary increases.

•	Lower other income primarily due to a gain on the sale of land in 2007.

2008 Outlook

PPL Electric projects higher earnings driven by higher revenues as a result of new distribution rates that became effective January 1, 2008, partially offset by higher operating expenses.

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

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010 after PPL Electric's PLR contract with an affiliate expires.  Under the plan, PPL Electric was approved to issue a series of competitive bids for such supply in 2007, 2008 and 2009.  Each solicitation is for 850 MW of expected generation supply, or one-sixth of PPL Electric's expected PLR supply requirement in 2010.  The average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first three solicitations were as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76

As a result, PPL Electric has contracted for one-half of the electricity supply it expects to need for 2010.  If the average prices paid for the supply purchased so far were to be the same for the remaining three purchases, the average residential customer's monthly bill in 2010 would increase about 34.4% over 2009 levels, while small commercial and small industrial bills would increase in the range of 23.8% to 42.8%.  The estimated increases include Pennsylvania gross receipts tax, an adjustment for line losses, PPL Electric's January 1, 2008 rate increase and a court-ordered rate adjustment in 2007.  Actual 2010 prices will not be known until all six supply purchases have been made.  The fourth solicitation will be conducted in September 2008.

In addition, the Governor of Pennsylvania proposed an Energy Independence Strategy (Strategy) in early 2007 which, among other things, contains initiatives to address PLR issues.  For example, under the Strategy as originally proposed, retail customers could elect to phase-in over three years any initial generation rate increase approved by the PUC.  Also, PLR providers would be required to obtain a "least cost portfolio" of supply by purchasing power in the spot market and through contracts of varying lengths, and the provider would be required to procure energy conservation resources before acquiring additional power.  In addition, PLR providers could enter into long-term contracts with large energy users and alternative energy developers.  It is uncertain at this time whether the details of implementing the Strategy, including the issues of deferral of costs and recovery of interest for the customer rate phase-in program and the timing of PUC approval for PLR supply portfolios, will be delegated to the PUC.

Components of the Strategy are included in various bills.  One such bill that passed in the Pennsylvania House of Representatives (House) in February 2008 contains conservation and demand-side management targets and mandatory deployment of smart metering technology.  The bill provides for full and current cost recovery through an energy efficiency and demand-side management recovery mechanism.

In September 2007, the Pennsylvania General Assembly convened a special session to address the proposals in the Governor's Strategy.  Central to the Governor's Strategy is an $850 million Energy Independence Fund to support alternative and renewable energy sources and energy conservation that would be funded through revenue bonds and a surcharge on electricity bills.  The Pennsylvania Senate (Senate) has formed a special committee to manage legislation for the special legislative session.  As an alternative to the Governor's $850 million Energy Independence Fund, the full Senate has approved a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.  The House passed similar legislation to create an $850 million fund, also to be funded primarily through revenue bonds, while also allowing the use of gross receipts tax revenue.

Since September 2007, PPL Electric has been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan  provided that customers could pay additional amounts on their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest, would be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration of the proposal by the PUC.  Ten parties filed responses to PPL Electric's petition, primarily because the proposal offered the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties negotiated a settlement agreement  under which PPL Electric agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll) and to make the program available to customers enrolled in budget billing.  In March 2008, the Administrative Law Judge assigned to this case recommended that the PUC approve the settlement agreement.  In April 2008, the PUC postponed taking action on the approval of the agreement. In May 2008, as a result of this postponement, PPL Electric announced that it must delay the planned start date for the proposed phase-in option to allow adequate time for PPL Electric to publicize the plan and for eligible customers to make an informed choice about whether to enroll.  PPL Electric cannot predict if and when the PUC will take further action in this matter.

Certain Pennsylvania legislators have introduced or are contemplating the introduction of legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond their transition periods, which in PPL Electric's case would be December 31, 2009.  PPL Electric has expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  If such legislation or similar legislation is enacted, PPL Electric could experience substantial operating losses, cash flow shortfalls and other adverse financial impacts.  In addition, continuing uncertainty regarding PPL Electric's ability to recover its market supply and other costs of operation after 2009 could adversely impact its credit quality, financing costs and availability of credit facilities necessary to operate its business.  In addition, PPL Electric believes that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increase in revenues from retail electric operations was attributable to:

Three Months Ended March 31, 2008 vs. March 31, 2007

PLR	$8
Delivery	7
$15

Higher PLR and delivery revenues were attributable to normal load growth and a base rate increase effective January 1, 2008.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decrease of $9 million in wholesale electric to affiliate for the three months ended March 31, 2008, compared with the same period in 2007, was primarily due to the expiration of a NUG contract at the end of 2007.

Energy Purchases

The decrease of $10 million in energy purchases for the three months ending March 31, 2008, compared with the same period in 2007, was primarily due to the expiration of a NUG contract at the end of 2007.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

PUC-reportable storm costs	$5
Salary expense	4
Contractor expense	3
Insurance premiums	2
Uncollectible accounts	2
Customer service expense	2
Allocation of certain corporate service costs (Note 11)	(4)
Insurance recovery of storm costs	(5)
Other	2
$11

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The decrease in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," was due to:

Three Months Ended March 31, 2008 vs. March 31, 2007

Long-term debt interest expense primarily due to the repayment of transition bonds	$(5)
Other	(2)
$(7)

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	March 31, 2008	December 31, 2007

Cash and cash equivalents	$124	$33
Short-term debt	41	41

The $91 million increase in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$277 million received for repayment of a demand loan with an affiliate;
•	the retirement of $82 million of long-term debt;
•	$58 million of capital expenditures;
•	$23 million of cash used in operating activities; and
•	the payment of $18 million of common stock dividends to PPL.

Credit Facilities

PPL Electric currently does not expect to make any modifications in 2008, including extending the expiration date, to its $200 million five-year credit facility that expires in May 2012.

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

Moody's and S&P did not take any actions related to PPL Electric or PPL Transition Bond Company during the first quarter of 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL Electric and affirmed all of the ratings for PPL Electric, with the exception that it lowered the preferred stock rating to BBB from BBB+.  Fitch stated in the related press release that the lower preferred stock rating reflects its junior position in the capital structure and does not reflect any change in credit quality.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2007 Form 10-K.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts through 2009

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009.  As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009.  See Note 11 to the Financial Statements for information regarding credit risk associated with the PLR contracts with PPL EnergyPlus.

Commodity Price Risk - PLR Contracts Subsequent to 2009

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At March 31, 2008, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at March 31, 2008, would increase the fair value of its debt portfolio by $46 million.

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

New Accounting Standards

See Note 2 to the Financial Statements for a discussion of new accounting standards adopted and Note 18 to the Financial Statements for a discussion of new accounting standards pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income tax uncertainties and regulation.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2007 Form 10-K for a discussion of each critical accounting policy.  PPL's senior management has reviewed these critical accounting policies, and the estimates and assumptions regarding them, with its Audit Committee.  In addition, PPL's senior management reviewed the Form 10-K disclosures regarding the application of these critical accounting policies with the Audit Committee.

In 2006, the FASB issued SFAS 157.  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

As permitted by this guidance, PPL Electric partially applied SFAS 157, as amended, prospectively, effective January 1, 2008.  In the current year, the partial application of this standard will affect fair value measurement concepts embedded in PPL Electric's critical accounting policy related to "Defined Benefits."  See Notes 2 and 13 to the Financial Statements for additional information regarding SFAS 157, as amended.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

PPL Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2008, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4(T).  Controls and Procedures

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2008, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2007 Form 10-K; and

•	Note 10 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 1A. Risk Factors

There have been no material changes in PPL's, PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2007 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2008	21,305	$46.59	0	$38,301,209
February 1 to February 29, 2008	802,816	$47.64	802,816	$57,495
March 1 to March 31, 2008	293	$45.95	0	$57,495
Total	824,414	$47.61	802,816	$57,495

(1)
Represents shares of common stock repurchased under the stock purchase program announced by PPL in June 2007 and shares withheld by PPL at the request of its executive officers to pay taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

(2)	In June 2007, PPL announced a program to repurchase from time to time up to $750 million of its common stock in open market purchases, pre-arranged trading plans or privately negotiated transactions.

Item 6. Exhibits

10(a)	-
Seventh Amendment, dated as of March 1, 2008, to Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2008, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2008, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 2, 2008	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)