Form 10-Q
period 2008-06-30
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2008-08-01
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 374,491,269 shares outstanding at July 25, 2008.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 25, 2008.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2008

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

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation that owns hydroelectric generating operations in Pennsylvania.

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

FERC - Federal Energy Regulatory Commission, the federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydro power projects and related matters.

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

MTM - mark-to-market.

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

RFC - ReliabilityFirst Corporation (the regional reliability entity that replaced the Mid-Atlantic Area Coordination Council).

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

FSP APB 14-1 - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

FSP EITF 03-6-1 - Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

FSP FAS 157-1 -  Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.

FSP FAS 157-2 - Effective Date of FASB Statement No. 157.

SFAS 128 - Earnings per Share.

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

SFAS 141 - Business Combinations.

SFAS 141(R) - Business Combinations (revised 2007).

SFAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 146 - Accounting for Costs Associated with Exit or Disposal Activities.

SFAS 157 - Fair Value Measurements.

SFAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.

SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2007 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity, emission allowances and fuel;
•	fuel supply availability;
•	weather conditions affecting generation production, customer energy use and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by our counterparties under our energy, fuel or other power product contracts;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	significant delays in the ongoing installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	market prices of commodity inputs for ongoing capital expenditures;
•	collective labor bargaining negotiations;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the market prices of equity securities and the impact on pension costs and resultant cash funding requirements for defined benefit pension plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Utility	$981	$977	$2,101	$2,058
Unregulated retail electric and gas	33	23	67	45
Wholesale energy marketing
Realized	443	371	881	727
Unrealized economic activity (Note 14)	(616)	8	(796)	(99)
Net energy trading margins	52	9	50	18
Energy-related businesses	131	185	247	370
Total	1,024	1,573	2,550	3,119

Operating Expenses
Operation
Fuel	208	202	451	435
Energy purchases
Realized	309	207	626	449
Unrealized economic activity (Note 14)	(623)	(14)	(885)	(134)
Other operation and maintenance	360	347	737	672
Amortization of recoverable transition costs	68	70	144	151
Depreciation	118	110	230	226
Taxes, other than income	72	72	147	150
Energy-related businesses (Note 8)	119	201	227	403
Total	631	1,195	1,677	2,352

Operating Income	393	378	873	767

Other Income - net	8	21	16	48

Interest Expense	110	120	218	240

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	291	279	671	575

Income Taxes	97	31	226	100

Minority Interest	1		1	1

Dividends on Preferred Securities of a Subsidiary	4	4	9	9

Income from Continuing Operations	189	244	435	465

Income from Discontinued Operations (net of income taxes) (Note 8)	1	101	15	83

Net Income	$190	$345	$450	$548

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.51	$0.63	$1.17	$1.20
Diluted	0.50	0.62	1.15	1.19
Net income:
Basic	$0.51	$0.89	$1.21	$1.42
Diluted	0.50	0.88	1.19	1.41

Dividends Declared Per Share of Common Stock	$0.335	$0.305	$0.67	$0.61

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$450	$548
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	230	236
Amortization - recoverable transition costs and other	178	209
Pre-tax gain from the sale of a Latin American business		(94)
Deferred income taxes and investment tax credits	(38)	(38)
Impairment of assets held for sale	1	70
Unrealized gain on derivatives and other hedging activities	(84)	(35)
Other	38	12
Change in current assets and current liabilities
Accounts receivable	53	(54)
Accounts payable	109	(78)
Fuel, materials and supplies	(3)	18
Prepayments	(68)	(76)
Unbilled revenue	(174)
Counterparty collateral deposits	304	14
Other	(57)	(59)
Other operating activities
Other assets	17	(23)
Other liabilities	(23)	(31)
Net cash provided by operating activities	933	619

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(661)	(687)
Proceeds from the sale of a Latin American business		180
Expenditures for intangible assets	(251)	(25)
Proceeds from the sale of intangible assets	2	51
Purchases of nuclear plant decommissioning trust investments	(55)	(118)
Proceeds from the sale of nuclear plant decommissioning trust investments	42	110
Purchases of other investments	(50)	(504)
Proceeds from the sale of other investments	36	513
Net increase in restricted cash and cash equivalents	(281)	(72)
Other investing activities	2	10
Net cash used in investing activities	(1,216)	(542)

Cash Flows from Financing Activities
Issuance of long-term debt	399	505
Retirement of long-term debt	(217)	(568)
Issuance of common stock	17	22
Repurchase of common stock	(38)	(77)
Payment of common stock dividends	(239)	(225)
Net increase in short-term debt	400	61
Other financing activities	1	(9)
Net cash provided by (used in) financing activities	323	(291)

Effect of Exchange Rates on Cash and Cash Equivalents	(2)	1

Net Increase (Decrease) in Cash and Cash Equivalents	38	(213)
Cash and Cash Equivalents at Beginning of Period	430	794
Cash and Cash Equivalents included in Assets Held for Sale	(2)	(14)
Cash and Cash Equivalents at End of Period	$466	$567

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$466	$430
Short-term investments	89	108
Restricted cash and cash equivalents	489	203
Accounts receivable (less reserve: 2008, $39; 2007, $39)
Customer	504	574
Other	102	87
Unbilled revenues	705	531
Fuel, materials and supplies	325	316
Prepayments	148	160
Deferred income taxes	11	25
Price risk management assets	2,431	319
Other intangibles	79	76
Assets held for sale (Note 8)	315	318
Other	22	21
Total Current Assets	5,686	3,168

Investments
Investment in unconsolidated affiliates - at equity	44	44
Nuclear plant decommissioning trust funds	524	555
Other	26	9
Total Investments	594	608

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,829	8,787
Generation	9,529	8,812
General	797	836
	19,155	18,435
Construction work in progress	878	1,287
Nuclear fuel	358	387
Electric plant	20,391	20,109
Gas and oil plant	67	66
Other property	193	202
	20,651	20,377
Less: accumulated depreciation	7,812	7,772
Total Property, Plant and Equipment	12,839	12,605

Regulatory and Other Noncurrent Assets
Recoverable transition costs	430	574
Goodwill	956	991
Other intangibles	559	335
Price risk management assets	1,697	587
Other	1,140	1,104
Total Regulatory and Other Noncurrent Assets	4,782	3,591

Total Assets	$23,901	$19,972

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt	$491	$92
Long-term debt	671	678
Accounts payable	828	723
Above market NUG contracts	33	42
Taxes	60	127
Interest	124	131
Dividends	130	118
Price risk management liabilities	2,312	423
Liabilities held for sale (Note 8)	46	68
Counterparty collateral deposits	325	21
Other	442	459
Total Current Liabilities	5,462	2,882

Long-term Debt	7,019	6,890

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,735	2,192
Price risk management liabilities	2,943	916
Accrued pension obligations	57	59
Asset retirement obligations	382	376
Above market NUG contracts	17	29
Other	783	752
Total Deferred Credits and Other Noncurrent Liabilities	5,917	4,324

Commitments and Contingent Liabilities (Note 10)

Minority Interest	19	19

Preferred Securities of a Subsidiary	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,180	2,172
Earnings reinvested	3,647	3,448
Accumulated other comprehensive loss	(648)	(68)
Total Shareowners' Common Equity	5,183	5,556

Total Liabilities and Equity	$23,901	$19,972

(a)	780 million shares authorized; 375 million shares issued and outstanding at June 30, 2008, and 373 million shares issued and outstanding at December 31, 2007.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Wholesale energy marketing
Realized	$443	$371	$881	$727
Unrealized economic activity (Note 14)	(616)	8	(796)	(99)
Wholesale energy marketing to affiliate	428	422	917	903
Utility	211	218	452	434
Unregulated retail electric and gas	33	23	67	45
Net energy trading margins	52	9	50	18
Energy-related businesses	129	183	243	366
Total	680	1,234	1,814	2,394

Operating Expenses
Operation
Fuel	208	202	451	435
Energy purchases
Realized	264	158	540	349
Unrealized economic activity (Note 14)	(623)	(14)	(885)	(134)
Energy purchases from affiliate	30	37	58	74
Other operation and maintenance	267	261	550	505
Depreciation	82	74	159	155
Taxes, other than income	26	26	45	50
Energy-related businesses (Note 8)	118	200	224	401
Total	372	944	1,142	1,835

Operating Income	308	290	672	559

Other Income - net	7	24	18	48

Interest Expense	76	72	147	144

Interest Expense with Affiliates				4

Income from Continuing Operations Before Income Taxes and Minority Interest	239	242	543	459

Income Taxes	81	23	186	67

Minority Interest	1		1	1

Income from Continuing Operations	157	219	356	391

Income from Discontinued Operations (net of income taxes) (Note 8)		101	5	76

Net Income	$157	$320	$361	$467

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$361	$467
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	159	161
Pre-tax gain from the sale of a Latin American business		(94)
Deferred income taxes and investment tax credits	33	26
Impairment of assets held for sale		70
Unrealized gain on derivatives and other hedging activities	(86)	(38)
Other	37	37
Change in current assets and current liabilities
Accounts receivable	105	(60)
Accounts payable	89	(67)
Fuel, materials and supplies	(9)	11
Unbilled revenue	(201)	(7)
Counterparty collateral deposits	304	14
Other	24	31
Other operating activities
Other assets	5	(12)
Other liabilities	(22)	(49)
Net cash provided by operating activities	799	490

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(516)	(536)
Proceeds from the sale of a Latin American business		180
Expenditures for intangible assets	(249)	(23)
Proceeds from the sale of intangible assets	2	51
Purchases of nuclear plant decommissioning trust investments	(55)	(118)
Proceeds from the sale of nuclear plant decommissioning trust investments	42	110
Purchases of other investments	(47)	(465)
Proceeds from the sale of other investments	33	448
Net increase in restricted cash and cash equivalents	(275)	(74)
Other investing activities		5
Net cash used in investing activities	(1,065)	(422)

Cash Flows from Financing Activities
Issuance of long-term debt	399	6
Retirement of long-term debt	(57)	(130)
Distributions to Member	(567)	(463)
Contributions from Member	95	500
Net increase in short-term debt	400	7
Other financing activities	(2)	(7)
Net cash provided by (used in) financing activities	268	(87)

Effect of Exchange Rates on Cash and Cash Equivalents	(2)	1

Net Decrease in Cash and Cash Equivalents		(18)
Cash and Cash Equivalents at Beginning of Period	355	524
Cash and Cash Equivalents included in Assets Held for Sale		(14)
Cash and Cash Equivalents at End of Period	$355	$492

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$355	$355
Short-term investments	89	102
Restricted cash and cash equivalents	426	146
Accounts receivable (less reserve: 2008, $20; 2007, $20)
Customer	281	376
Other	71	61
Unbilled revenues	537	339
Accounts receivable from affiliates	145	169
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	291	282
Prepayments	43	120
Deferred income taxes	31	49
Price risk management assets	2,429	318
Other intangibles	79	76
Other	10	7
Total Current Assets	5,087	2,700

Investments
Investment in unconsolidated affiliates - at equity	44	44
Nuclear plant decommissioning trust funds	524	555
Other	19	5
Total Investments	587	604

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,412	4,470
Generation	9,529	8,812
General	268	334
	14,209	13,616
Construction work in progress	774	1,165
Nuclear fuel	358	387
Electric plant	15,341	15,168
Gas and oil plant	67	66
Other property	191	200
	15,599	15,434
Less: accumulated depreciation	5,902	5,904
Total Property, Plant and Equipment	9,697	9,530

Other Noncurrent Assets
Goodwill	956	991
Other intangibles	437	214
Price risk management assets	1,682	568
Other	706	660
Total Other Noncurrent Assets	3,781	2,433

Total Assets	$19,152	$15,267

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt	$450	$51
Long-term debt	225	283
Accounts payable	741	626
Accounts payable to affiliates	45	61
Above market NUG contracts	33	42
Taxes	88	102
Interest	87	94
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	2,311	421
Counterparty collateral deposits	325	21
Other	321	321
Total Current Liabilities	4,638	2,034

Long-term Debt	5,123	4,787

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,029	1,413
Price risk management liabilities	2,942	904
Accrued pension obligations	19	23
Asset retirement obligations	382	376
Above market NUG contracts	17	29
Deferred revenue on PLR energy supply to affiliate	6	12
Other	463	465
Total Deferred Credits and Other Noncurrent Liabilities	4,858	3,222

Commitments and Contingent Liabilities (Note 10)

Minority Interest	19	19

Member's Equity	4,514	5,205

Total Liabilities and Equity	$19,152	$15,267

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Retail electric	$770	$761	$1,650	$1,626
Wholesale electric to affiliate	30	37	58	74
Total	800	798	1,708	1,700

Operating Expenses
Operation
Energy purchases	44	50	85	101
Energy purchases from affiliate	428	422	917	903
Other operation and maintenance	101	99	204	191
Amortization of recoverable transition costs	68	70	144	151
Depreciation	33	33	65	65
Taxes, other than income	48	46	104	100
Total	722	720	1,519	1,511

Operating Income	78	78	189	189

Other Income - net	3	7	8	19

Interest Expense	24	30	50	62

Interest Expense with Affiliate	2	5	5	9

Income Before Income Taxes	55	50	142	137

Income Taxes	19	16	50	46

Net Income	36	34	92	91

Dividends on Preferred Securities	4	4	9	9

Income Available to PPL	$32	$30	$83	$82

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$92	$91
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	65	65
Amortization - recoverable transition costs and other	154	161
Other	(9)	4
Change in current assets and current liabilities
Accounts receivable	(30)	(14)
Accounts payable	(43)	(11)
Prepayments	(83)	(109)
Other	17	(42)
Other operating activities
Other assets	3	8
Other liabilities	21	6
Net cash provided by operating activities	187	159

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(131)	(138)
Purchases of investments		(32)
Proceeds from the sale of investments		57
Net decrease in note receivable from affiliate	202
Net (increase) decrease in restricted cash and cash equivalents	(11)	2
Other investing activities	2	5
Net cash provided by (used in) investing activities	62	(106)

Cash Flows from Financing Activities
Retirement of long-term debt	(160)	(157)
Payment of common stock dividends to PPL	(48)	(74)
Net increase in short-term debt		54
Other financing activities	(9)	(9)
Net cash used in financing activities	(217)	(186)

Net Increase (Decrease) in Cash and Cash Equivalents	32	(133)
Cash and Cash Equivalents at Beginning of Period	33	150
Cash and Cash Equivalents at End of Period	$65	$17

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$65	$33
Restricted cash and cash equivalents	52	42
Accounts receivable (less reserve: 2008, $18; 2007, $18)
Customer	223	197
Other	23	17
Unbilled revenues	168	192
Accounts receivable from affiliates	14	16
Note receivable from affiliate	75	277
Prepayments	99	16
Prepayment on PLR energy supply from affiliate	12	12
Other	49	53
Total Current Assets	780	855

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,416	4,316
General	462	443
	4,878	4,759
Construction work in progress	94	114
Electric plant	4,972	4,873
Other property	2	2
	4,974	4,875
Less: accumulated depreciation	1,891	1,854
Total Property, Plant and Equipment	3,083	3,021

Regulatory and Other Noncurrent Assets
Recoverable transition costs	430	574
Intangibles	122	121
Prepayment on PLR energy supply from affiliate	6	12
Taxes recoverable through future rates	244	245
Other	152	158
Total Regulatory and Other Noncurrent Assets	954	1,110

Total Assets	$4,817	$4,986

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt	$41	$41
Long-term debt	235	395
Accounts payable	60	59
Accounts payable to affiliates	153	192
Taxes	29	44
Collateral on PLR energy supply from affiliate	300	300
Other	111	107
Total Current Liabilities	929	1,138

Long-term Debt	1,279	1,279

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	747	763
Other	241	220
Total Deferred Credits and Other Noncurrent Liabilities	988	983

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	532	497
Total Shareowners' Equity	1,621	1,586

Total Liabilities and Equity	$4,817	$4,986

(a)	170 million shares authorized; 66 million shares issued and outstanding at June 30, 2008 and December 31, 2007.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  The Balance Sheets at December 31, 2007, are derived from each Registrant's 2007 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2007 Form 10-K.  The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2008 financial statements.

(PPL)

PPL is in the process of selling its natural gas distribution and propane businesses.  On the Statements of Income, the operating results of the natural gas distribution and propane businesses for the three and six months ended June 30, 2008 and 2007, are classified as Discontinued Operations.  At June 30, 2008 and December 31, 2007, the assets and liabilities related to the natural gas distribution and propane businesses are reflected in the Balance Sheets as held for sale, except for $10 million of debt that was classified as "Current Liabilities - Long-term debt" at June 30, 2008.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

(PPL and PPL Energy Supply)

Discontinued Operations for the six months ended June 30, 2008, and the three and six months ended June 30, 2007, include the results of Latin American businesses that were sold during 2007.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $325 million at June 30, 2008 and $21 million at December 31, 2007.

PPL Electric's obligation to return cash collateral to PPL Energy Supply under master netting arrangements was $300 million at June 30, 2008 and December 31, 2007.  See Note 11 for additional information.

PPL and PPL Electric have not posted any cash collateral under master netting arrangements.

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

In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 was effective upon the initial adoption of SFAS 157 and amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 was effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

Since PPL and PPL Energy Supply elected to defer the effective date of SFAS 157, as amended, for eligible assets and liabilities, the provisions of this standard were not applied to intangible assets acquired and asset retirement obligations recognized during 2008.  PPL Electric's election to defer the effective date of this standard for eligible assets and liabilities had no impact on its 2008 financial statements.

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

New Accounting Standards Pending Adoption

See Note 19 for a discussion of new accounting standards pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2007 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2008	2007	2008	2007
Income Statement Data
Revenues from external customers
Supply (a)	$34	$586	$431	$1,041
International Delivery	220	227	470	453
Pennsylvania Delivery	770	760	1,649	1,625
	1,024	1,573	2,550	3,119
Intersegment revenues
Supply	428	422	917	903
Pennsylvania Delivery	30	38	59	75

Net Income
Supply	97	132	199	249
International Delivery (b)	62	183	160	211
Pennsylvania Delivery (c)	31	30	91	88
	$190	$345	$450	$548

	June 30, 2008	December 31, 2007
Balance Sheet Data
Total assets
Supply	$13,445	$9,231
International Delivery	5,498	5,639
Pennsylvania Delivery	4,958	5,102
	$23,901	$19,972

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2008	2007	2008	2007
Income Statement Data
Revenues from external customers
Supply (a)	$460	$1,007	$1,344	$1,941
International Delivery	220	227	470	453
	680	1,234	1,814	2,394
Net Income
Supply	95	137	201	256
International Delivery (b)	62	183	160	211
	$157	$320	$361	$467

	June 30, 2008	December 31, 2007
Balance Sheet Data
Total assets
Supply	$13,654	$9,628
International Delivery	5,498	5,639
	$19,152	$15,267

(a)	Includes unrealized gains and losses from economic hedge activity. See Note 14 for additional information.
(b)	The six-month period in 2008 and both periods in 2007 include the results of Discontinued Operations. See Note 8 for additional information.
(c)	2008 and 2007 include the results of Discontinued Operations. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated using the weighted-average number of common shares outstanding during the period, increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares.  Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (Numerator)
Income from continuing operations	$189	$244	$435	$465
Income from discontinued operations (net of income taxes)	1	101	15	83
Net Income	$190	$345	$450	$548

Shares (Denominator)
Shares for Basic EPS	373,158	385,300	373,009	385,053
Add incremental shares:
Convertible Senior Notes	671	1,796	877	1,575
Restricted stock, stock options and other share-based awards	2,678	3,013	2,707	3,017
Shares for Diluted EPS	376,507	390,109	376,593	389,645

Basic EPS
Income from continuing operations	$0.51	$0.63	$1.17	$1.20
Income from discontinued operations (net of income taxes)		0.26	0.04	0.22
Net Income	$0.51	$0.89	$1.21	$1.42

Diluted EPS
Income from continuing operations	$0.50	$0.62	$1.15	$1.19
Income from discontinued operations (net of income taxes)		0.26	0.04	0.22
Net Income	$0.50	$0.88	$1.19	$1.41

PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.  Based upon the conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share), the Convertible Senior Notes had a dilutive impact when the average market price of PPL common stock equaled or exceeded $24.87.

During the six months ended June 30, 2008, all Convertible Senior Notes were either converted at the election of the holders or redeemed at par as a result of PPL Energy Supply calling the Convertible Senior Notes for redemption on May 20, 2008.  No Convertible Senior Notes were outstanding at June 30, 2008.  See Note 7 for additional information.

During the six months ended June 30, 2008, PPL issued 933,956 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.

No stock options to purchase PPL common shares were excluded in the respective periods' computations of diluted EPS because the effect would have been antidilutive.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2008	2007	2008	2007
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$102	$97	$235	$201
Increase (decrease) due to:
State income taxes	8	6	17	11
Amortization of investment tax credit	(2)	(2)	(5)	(5)
Domestic manufacturing deduction	(3)	(1)	(7)	(2)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(9)	(8)	(17)	(17)
Stranded cost securitization (a)	(2)	(2)	(3)	(3)
Federal income tax credits (b)		(26)	13	(52)
Change in foreign tax reserves (a)	17		5
Foreign income tax return adjustments	(17)		(17)
Change in federal tax reserves (a)	3	(32)	6	(30)
Other		(1)	(1)	(3)
	(5)	(66)	(9)	(101)
Total income tax expense	$97	$31	$226	$100
Effective income tax rate	33.3%	11.1%	33.7%	17.4%

(a)
For the three months ended June 30, 2008, PPL recorded an $18 million tax expense related to income tax reserve changes, which consisted of a $17 million expense reflected in "Change in foreign tax reserves" and a $3 million expense reflected in "Change in federal tax reserves," offset by a $2 million benefit reflected in "Stranded cost securitization."

For the three months ended June 30, 2007, PPL recorded a $34 million benefit related to income tax reserve changes, which consisted of a $32 million benefit reflected in "Change in federal tax reserves" and a $2 million benefit reflected in "Stranded cost securitization."

For the six months ended June 30, 2008, PPL recorded an $8 million expense related to income tax reserve changes, which consisted of a $5 million expense reflected in "Change in foreign tax reserves" and a $6 million expense reflected in "Change in federal tax reserves," offset by a $3 million benefit reflected in "Stranded cost securitization."

For the six months ended June 30, 2007, PPL recorded a $33 million benefit related to income tax reserve changes, which consisted of a $30 million benefit reflected in "Change in federal tax reserves" and a $3 million benefit reflected in "Stranded cost securitization."

(b)	In March 2008, PPL recorded income tax expense of $13 million to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2008	2007	2008	2007
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$84	$85	$190	$161
Increase (decrease) due to:
State income taxes (a)	8	7	15	11
Amortization of investment tax credit	(2)	(2)	(4)	(4)
Domestic manufacturing deduction	(3)	(1)	(7)	(2)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(9)	(8)	(17)	(17)
Federal income tax credits (b)		(25)	13	(51)
Change in foreign tax reserves (a)	17		5
Foreign income tax return adjustments	(17)		(17)
Change in federal tax reserves (a)	2	(31)	6	(29)
Other	1	(2)	2	(2)
	(3)	(62)	(4)	(94)
Total income tax expense	$81	$23	$186	$67
Effective income tax rate	33.9%	9.5%	34.3%	14.6%

(a)
For the three months ended June 30, 2008, PPL Energy Supply recorded a $20 million expense related to income tax reserve changes, which consisted of a $17 million expense reflected in "Change in foreign tax reserves," a $2 million expense reflected in "Change in federal tax reserves" and a $1 million expense reflected in "State income taxes."

For the three months ended June 30, 2007, PPL Energy Supply recorded a $31 million benefit related to income tax reserve changes, which is reflected in "Change in federal tax reserves."

For the six months ended June 30, 2008, PPL Energy Supply recorded an $11 million expense related to income tax reserve changes, which consisted of a $5 million expense reflected in "Change in foreign tax reserves" and a $6 million expense reflected in "Change in federal tax reserves."

For the six months ended June 30, 2007, PPL Energy Supply recorded a $29 million benefit related to income tax reserve changes, which is reflected in "Change in federal tax reserves."

(b)	In March 2008, PPL Energy Supply recorded income tax expense of $13 million to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Electric	2008	2007	2008	2007
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$20	$18	$50	$48
Increase (decrease) due to:
State income taxes	2	1	6	4
Amortization of investment tax credit			(1)	(1)
Stranded cost securitization (a)	(2)	(2)	(3)	(3)
Other (a)	(1)	(1)	(2)	(2)
	(1)	(2)		(2)
Total income tax expense	$19	$16	$50	$46
Effective income tax rate	34.5%	32.0%	35.2%	33.6%

(a)
For the three months ended June 30, 2008, PPL Electric recorded a $2 million benefit related to income tax reserve changes, which is reflected in "Stranded cost securitization."

For the three months ended June 30, 2007, PPL Electric recorded a $3 million benefit related to income tax reserve changes, which consisted of a $2 million benefit reflected in "Stranded cost securitization" and a $1 million benefit reflected in "Other."

For the six months ended June 30, 2008, PPL Electric recorded a $3 million benefit related to income tax reserve changes, which is reflected in "Stranded cost securitization."

For the six months ended June 30, 2007, PPL Electric recorded a $4 million benefit related to income tax reserve changes, which consisted of a $3 million benefit reflected in "Stranded cost securitization" and a $1 million benefit reflected in "Other."

Unrecognized Tax Benefits

Changes to unrecognized tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
PPL
Beginning of period (a)	$200	$220	$204	$226
Additions based on tax positions of prior years	17		34
Reduction based on tax positions of prior years			(10)	(4)
Additions based on tax positions related to the current year	2		7
Settlements			(12)
Lapse of applicable statutes of limitations	(2)	(28)	(4)	(30)
Effects of foreign currency translation			(2)
End of period	$217	$192	$217	$192

PPL Energy Supply
Beginning of period (a)	$111	$140	$130	$143
Additions based on tax positions of prior years	17		17
Reduction based on tax positions of prior years			(7)	(3)
Additions based on tax positions related to the current year	2		4
Settlements			(12)
Lapse of applicable statutes of limitations		(26)		(26)
Effects of foreign currency translation			(2)
End of period	$130	$114	$130	$114

PPL Electric
Beginning of period	$83	$75	$68	$78
Additions based on tax positions of prior years			17
Reduction based on tax positions of prior years			(3)	(1)
Additions based on tax positions related to the current year			3
Lapse of applicable statutes of limitations	(2)	(2)	(4)	(4)
End of period	$81	$73	$81	$73

(a)	The beginning of period balance for the six months ended June 30, 2008, includes a $15 million adjustment to exclude recognized uncertain tax positions from unrecognized tax benefits.

At June 30, 2008, the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$217	$130	$81
Unrecognized tax benefits associated with taxable or deductible temporary differences	(26)	2	(28)
Unrecognized tax benefits associated with business combinations (a)	(18)	(18)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(41)	(12)	(27)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$132	$102	$26

(a)
Upon adoption, effective January 1, 2009, SFAS 141(R) will require changes in unrecognized tax benefits associated with business combinations to be recognized in tax expense rather than in goodwill.  These amounts do not consider the impact of SFAS 141(R).

At June 30, 2008, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $1 million or decrease by up to $91 million for PPL, decrease between $5 million to $76 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These increases and decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At June 30, 2008, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $32 million, $26 million and $6 million.  At December 31, 2007, PPL, PPL Energy Supply and PPL Electric had accrued interest and penalties of $31 million, $26 million and $4 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  The following expenses (benefits) were recognized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

PPL	$2	$(8)	$1	$(5)
PPL Energy Supply	3	(8)		(5)
PPL Electric	(1)		1

The recognition of these amounts, for PPL and PPL Energy Supply, was primarily the result of additional interest accrued or reversed related to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

6.	Comprehensive (Loss) Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive (loss) income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2008	2007	2008	2007

Net Income	$190	$345	$450	$548
Other comprehensive loss:
Foreign currency translation adjustments (a)	(13)	14	(72)	14
Defined benefit plans amortization:
Prior service cost (b)	3	3	7	7
Net actuarial gain (c)	4	9	6	19
Transition asset	1		1
Net unrealized (loss) gain on available-for-sale securities (d)	(8)	7	(21)	8
Net unrealized loss on qualifying derivatives (e)	(474)	(118)	(500)	(86)
Equity investee comprehensive loss:
Defined benefit plans	(1)		(1)
Total other comprehensive loss	(488)	(85)	(580)	(38)
Comprehensive (Loss) Income	$(298)	$260	$(130)	$510

(a)	Net of a tax benefit of $2 million for both the three and six months ended June 30, 2007. Such amounts were insignificant for both the three and six months ended June 30, 2008.
(b)	Net of tax expense of $2 million for both the three months ended June 30, 2008 and 2007 and $4 million for both the six months ended June 30, 2008 and 2007.
(c)	Net of tax expense of $1 million and $3 million for the three months ended June 30, 2008 and 2007 and $2 million and $8 million for the six months ended June 30, 2008 and 2007.
(d)	Net of a tax benefit (expense) of $7 million and $(3) million for the three months ended June 30, 2008 and 2007 and $21 million and $(6) million for the six months ended June 30, 2008 and 2007.
(e)	Net of a tax benefit of $328 million and $83 million for the three months ended June 30, 2008 and 2007 and $347 million and $62 million for the six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2008	2007	2008	2007

Net Income	$157	$320	$361	$467
Other comprehensive loss:
Foreign currency translation adjustments (a)	(13)	14	(72)	14
Defined benefit plans amortization:
Prior service cost (b)	3	3	6	6
Net actuarial gain (c)	3	10	6	20
Transition asset	1		1
Net unrealized (loss) gain on available-for-sale securities (d)	(7)	7	(20)	8
Net unrealized loss on qualifying derivatives (e)	(479)	(124)	(500)	(91)
Equity investee comprehensive loss:
Defined benefit plans	(1)		(1)
Total other comprehensive loss	(493)	(90)	(580)	(43)
Comprehensive (Loss) Income	$(336)	$230	$(219)	$424

(a)	Net of a tax benefit of $2 million for both the three and six months ended June 30, 2007. Such amounts were insignificant for both the three and six months ended June 30, 2008.
(b)	Net of tax expense of $1 million and $2 million for the three months ended June 30, 2008 and 2007 and $3 million for both the six months ended June 30, 2008 and 2007.
(c)	Net of tax expense of $1 million and $4 million for the three months ended June 30, 2008 and 2007 and $2 million and $8 million for the six months ended June 30, 2008 and 2007.
(d)	Net of a tax benefit (expense) of $7 million and $(3) million for the three months ended June 30, 2008 and 2007 and $21 million and $(6) million for the six months ended June 30, 2008 and 2007.
(e)	Net of a tax benefit of $332 million and $87 million for the three months ended June 30, 2008 and 2007 and $347 million and $65 million for the six months ended June 30, 2008 and 2007.

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement from $200 million to $300 million and extended the expiration date of the agreement to March 2009.  Under the agreement, PPL Energy Supply can cause the bank to issue up to $300 million of letters of credit but cannot make cash borrowings.  At June 30, 2008, there were $257 million of letters of credit outstanding under this agreement.

PPL Energy Supply maintains a $3.4 billion five-year credit facility that expires in June 2012.  PPL Energy Supply has the ability to cause the lenders under this facility to issue letters of credit.  At June 30, 2008, there were $100 million of cash borrowings, at an interest rate of 2.94%, and $1.3 billion of letters of credit outstanding under this facility.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011.  At June 30, 2008, there were no cash borrowings and $253 million of letters of credit outstanding under this facility.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement, also expiring in March 2011.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's $3.4 billion five-year credit facility.  PPL Energy Supply had $350 million of commercial paper outstanding at June 30, 2008, with a weighted average interest rate of 3.00%.

In January 2008, WPDH Limited extended the expiration date of its £150 million (approximately $296 million) five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.  WPD (South West) maintains a £150 million (approximately $296 million) five-year committed credit facility that expires in October 2009 and uncommitted credit facilities of £65 million (approximately $128 million).  There were no cash borrowings outstanding under any of WPD's credit facilities at June 30, 2008.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

PPL Electric maintains a $200 million five-year credit facility that expires in May 2012.  PPL Electric has the ability to cause the lenders under this facility to issue letters of credit.  PPL Electric had no cash borrowings and an insignificant amount of letters of credit outstanding under this facility at June 30, 2008.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility.  PPL Electric had no commercial paper outstanding at June 30, 2008.

At June 30, 2008, $170 million of accounts receivable and $151 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in an asset-backed commercial paper program.  Also at this date, there was $41 million of short-term debt outstanding under the credit agreement at an interest rate of 2.71%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf.  The funds used to cash collateralize the letters of credit are reported in "Restricted cash and cash equivalents" on the Balance Sheet.  At June 30, 2008, based on the accounts receivable and unbilled revenue pledged, an additional $109 million was available for borrowing.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  The credit agreement governing the asset-backed commercial paper program expired in July 2008.

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

In July 2008, PPL notified the holders of PPL Gas Utilities' 8.70% Senior Notes due December 2022 of PPL Gas Utilities' intent to prepay the entire $10 million aggregate principal amount of the notes in August 2008.  PPL Gas Utilities expects to pay a premium of approximately $3 million in connection with the prepayment.

(PPL and PPL Energy Supply)

In March 2008, PPL Energy Supply issued $400 million of 6.50% Senior Notes due 2018 (6.50% Notes).  The 6.50% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $396 million, net of a discount and underwriting fees, from the issuance of the 6.50% Notes.  The proceeds have been used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (Bonds) that were issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.  In connection with this change, the letter of credit supporting the Bonds was modified accordingly.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) included a market price trigger that permitted holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeded $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  The holders of the Convertible Senior Notes also had the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  In April 2008, the holders were notified that, in accordance with the terms of the Convertible Senior Notes, PPL Energy Supply was calling for redemption on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.

The Convertible Senior Notes were subject to conversion at the election of the holders any time prior to May 20, 2008 as a result of the market price trigger being met and the notes being called for redemption.  Upon conversion of the Convertible Senior Notes, PPL Energy Supply was required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the six months ended June 30, 2008, Convertible Senior Notes in an aggregate principal amount of $57 million were presented for conversion.  The total conversion premium related to these conversions was $56 million, which was settled with 1,128,341 shares of PPL common stock, together with an insignificant amount of cash in lieu of fractional shares.  On May 20, 2008, PPL Energy Supply redeemed an insignificant amount of Convertible Senior Notes.  As of June 30, 2008, no Convertible Senior Notes remain outstanding.

In July 2008, PPL Energy Supply issued $300 million of 6.30% Senior Notes due 2013 (6.30% Notes).  The 6.30% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $298 million, net of a discount and underwriting fees, from the issuance of the 6.30% Notes.  The proceeds have been used to repay short-term debt.

(PPL and PPL Electric)

During the six months ended June 30, 2008, PPL Transition Bond Company made principal payments on transition bonds of $160 million.

Common Stock Repurchase Program (PPL)

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock.  Through June 30, 2008, a total of 15,732,708 shares were repurchased for $750 million, excluding related fees, under the plan.  This includes the purchases of 802,816 shares of its common stock for $38 million in 2008.  These purchases were primarily recorded as a reduction to "Capital in excess of par value" on the Balance Sheet.

Distributions, Capital Contributions and Related Restrictions

(PPL)

In February 2008, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2008, to 33.5 cents per share (equivalent to $1.34 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Energy Supply)

During the six months ended June 30, 2008, PPL Energy Supply distributed $567 million to its parent company, PPL Energy Funding, and received cash capital contributions of $95 million.

(PPL Electric)

During the six months ended June 30, 2008, PPL Electric paid common stock dividends of $48 million to PPL.

(PPL and PPL Electric)

PPL Electric is subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account."  The meaning of this limitation has never been clarified under the Federal Power Act.  PPL Electric believes, however, that this statutory restriction, as applied to its circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes.

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

Domestic

Development

(PPL and PPL Energy Supply)

In January 2008, PPL Susquehanna received NRC approval for its request to increase the amount of electricity the Susquehanna nuclear plant can generate.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's share would be 143 MW.  The first uprate for Unit 1 was completed in May 2008.  The remaining total expected capacity increase is 109 MW, of which PPL Susquehanna's share would be 98 MW.  PPL Susquehanna's share of the expected capital cost for the remainder of this project is $235 million.  PPL expects to achieve the full capacity increase of 159 MW after the refueling outage in 2010 for Unit 1.

In December 2007, PPL announced that a subsidiary will submit a COLA to the NRC for a nuclear generating unit adjacent to the Susquehanna plant.  NRC acceptance of the COLA by December 2008 would meet the first requirement to qualify for federal production tax credits and loan guarantees, as provided under the Energy Policy Act of 2005.  PPL has contracted with UniStar Nuclear Services, LLC, an affiliate of UniStar Nuclear Energy, LLC, a joint venture between Constellation Energy Nuclear Group, LLC and EDF Development, Inc., to prepare the application.  The facility for which the application will be submitted will be based on the U.S. Evolutionary Power Reactor design developed by AREVA NP, Inc. and its affiliates.  PPL is currently authorized by its Board of Directors to spend up to $90 million on the COLA, an estimated $60 million of which is expected to be incurred by the end of 2008.  PPL also intends to submit an application in 2008 for a federal loan guarantee, in response to the June 2008 DOE solicitation for proposals for advanced nuclear power projects.  PPL has made no decision to proceed with development and construction of another nuclear unit and expects that such decision could take as long as four years given an anticipated lengthy approval process.  Additionally, PPL has announced that it would likely proceed to construction only in a joint arrangement with other interested parties and with a federal loan guarantee or other acceptable financing structures.  Through June 30, 2008, $28 million of costs associated with the licensing effort were capitalized, as PPL deems it probable that these costs are ultimately recoverable.

(PPL and PPL Electric)

In June 2007, PJM approved the construction of a new 130-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company (PSE&G) to construct the portion of the line in New Jersey by June 1, 2012.  PPL Electric's estimated share of the project costs at June 30, 2008, was $509 million.  This project is pending certain regulatory approvals.

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

PPL Electric has identified three potential routes for the Pennsylvania portion of the line and has conducted a series of nine meetings to obtain public input on each of those routes.  PPL Electric expects to select a proposed route in the third quarter of 2008 and to file an application with the PUC for approval to site and construct the line in the fourth quarter of 2008.

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

Acquisition of a Long-term Tolling Agreement

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset for an upfront payment.  See Notes 15 and 18 for additional information.

Other

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine.  Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine.  The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  In June 2008, the coalition notified PPL Maine of its intent to exercise the purchase option.  The agreement requires updates to the representations and warranties in the purchase and sale agreement, and several approvals by the FERC.  Certain of these regulatory approvals have been obtained, but PPL cannot predict whether or when all of them will be obtained.

International

Sales

In 2005, WPD effectively sold an equity investment by transferring substantially all risks and rewards of ownership of the two subsidiaries that held the investment.  The gain was deferred until WPD's continuing involvement in the subsidiaries ceased.  In the first quarter of 2007, PPL Global recognized a pre- and after-tax gain of $5 million as WPD's involvement ceased.  This gain is included in "Other Income - net" on the Statements of Income.

Other

In 2000, WPD acquired Hyder.  Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation.  WPD has periodically received distributions related to these ongoing liquidations.  These distributions are included in "Other Income - net" on the Statements of Income (as detailed in Note 12).  The Hyder non-electricity delivery businesses are substantially liquidated at June 30, 2008.  WPD continues to operate the former Hyder electricity delivery business, now WPD (South Wales).

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

In the first quarter of 2008, PPL Global recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  PPL Global may recognize additional adjustments and/or expenses in Discontinued Operations until this process is complete.

In accordance with SFAS 144, the following results of operations for the six months ended June 30, 2008, and the three and six months ended June 30, 2007, have been classified as Discontinued Operations on the Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating revenues		$158		$313
Operating expenses (a)		125	$2	294
Operating income (loss)		33	(2)	19
Other income – net			(1)	3
Interest expense (b)		6		11
Income (Loss) before income taxes and minority interest		27	(3)	11
Income tax expense (benefit) (c) (d)		13	(8)	20
Minority interest		2		4
Gain on sale of El Salvadoran business (net of tax expense of $5 million)		89		89
Income from Discontinued Operations		$101	$5	$76

(a)	The three and six months ended June 30, 2007, include $2 million and $36 million of impairment charges related to the Bolivian businesses.
(b)
The three and six months ended June 30, 2007, include $2 million and $4 million of interest expense allocated pursuant to EITF 87-24.  The allocation was based on the discontinued operation's share of the net assets of PPL Energy Supply.

(c)
The three and six months ended June 30, 2007, include U.S. deferred tax charges of $4 million and $22 million.  As a result of PPL's decision to sell its Latin American businesses, it no longer qualifies for the permanently reinvested exception to recording deferred taxes pursuant to APB Opinion No. 23.

(d)	The six months ended June 30, 2008, includes $6 million from the recognition of a previously unrecognized tax benefit associated with a prior year tax position.

(PPL)

Anticipated Sale of Gas and Propane Businesses

In July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which are included in the Pennsylvania Delivery segment.  In March 2008, PPL signed a definitive agreement to sell these businesses for $268 million in cash plus working capital, pursuant to a stock purchase agreement and following the receipt of necessary regulatory approvals.  In June 2008, PPL recorded a pre- and after-tax impairment of $1 million primarily to offset increased capital expenditures.  PPL expects the sale to close before the end of 2008.  Proceeds of the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities.

In accordance with SFAS 144, the results of operations for the three and six months ended June 30, 2008 and 2007, have been classified as Discontinued Operations on the Statements of Income.  The assets and liabilities at June 30, 2008 and December 31, 2007, are classified on the Balance Sheets as held for sale.

Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008	2007

Operating revenues	$42		$44	$136	$138
Operating expenses	40		41	116	122
Operating income	2		3	20	16
Interest expense	1		1	3	2
Income before income taxes	1		2	17	14
Income tax expense			2	7	7
Income from Discontinued Operations	$1	$		$10	$7

The major classes of "Assets held for sale" and "Liabilities held for sale" on the Balance Sheets were as follows at:

	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$2
Accounts receivable	17	$18
Fuel, materials and supplies	12	18
Other	5	7
Total Current Assets	36	43
PP&E	218	213
Goodwill and other noncurrent assets	61	62
Total assets held for sale	$315	$318

Current Liabilities
Accounts payable	$16	$18
Other	3	14
Total Current Liabilities	19	32
Long-term Debt (a)		10
Deferred Credits and Other Noncurrent Liabilities	27	26
Total liabilities held for sale	$46	$68

(a)
Under the terms of the definitive sales agreement, the purchaser is not assuming this debt.  Therefore, it has been reclassified from "Liabilities held for sale" to "Current Liabilities - Long-term debt" on the Balance Sheet at June 30, 2008.  See Note 7 for information on the planned redemption of this debt.

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:
	Pension Benefits
	Three Months Ended June 30,					Six Months Ended June 30,
	Domestic			International		Domestic		International
	2008		2007	2008	2007	2008	2007	2008	2007
PPL
Service cost		$15	$16	$4	$6	$30	$32	$8	$12
Interest cost		34	33	49	42	69	66	98	84
Expected return on plan assets		(44)	(44)	(60)	(56)	(89)	(88)	(120)	(112)
Amortization of:
Transition asset		(1)	(1)			(2)	(2)
Prior service cost		5	4	1	1	10	9	2	2
Actuarial (gain) loss		(2)	1	5	14	(4)	1	10	27
Net periodic pension costs (credits) prior to settlement charge		7	9	(1)	7	14	18	(2)	13
Settlement charge			3				3
Net periodic defined benefit costs (credits)		$7	$12	$(1)	$7	$14	$21	$(2)	$13

PPL Energy Supply
Service cost		$1	$1	$4	$6	$2	$2	$8	$12
Interest cost		1	2	49	42	3	3	98	84
Expected return on plan assets		(2)	(2)	(60)	(56)	(4)	(4)	(120)	(112)
Amortization of:
Prior service cost				1	1			2	2
Actuarial loss				5	14			10	27
Net periodic defined benefit costs (credits)	$		$1	$(1)	$7	$1	$1	$(2)	$13

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
PPL
Service cost	$2	$2	$4	$4
Interest cost	8	7	16	15
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of:
Transition obligation	2	2	4	4
Prior service cost	2	3	5	5
Actuarial loss	1	1	2	3
Net periodic defined benefit costs	$10	$10	$21	$21

10.	Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, limestone, natural gas, oil and nuclear fuel and extend for terms through 2019.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas.  The long-term natural gas storage contracts extend for terms through 2013 for PPL and 2010 for PPL Energy Supply.  The long-term natural gas transportation contracts extend for terms through 2032 for PPL and PPL Energy Supply.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2017, excluding long-term power purchase agreements for full output of two wind farms.  These wind farm contracts extend for terms through 2027.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021.  See Notes 15 and 18 for additional information.

(PPL and PPL Electric)

Beginning in 2007, PPL Electric began to conduct competitive solicitations to purchase electricity generation supply in 2010, after its existing PLR contract expires, for customers who do not choose a competitive supplier.  A total of six auctions are planned, with two occurring in each of the years 2007, 2008 and 2009.  Each solicitation is for 850 MW of expected generation supply.  Average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first three solicitations were as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76

The fourth competitive solicitation is scheduled to be held in September 2008.

See Note 11 for additional information on PPL Electric's existing PLR contracts with PPL EnergyPlus and the bids awarded to PPL EnergyPlus under PPL Electric's Supply Master Agreement for 2010.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or associated with certain of its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend for terms through 2016.  All long-term contracts were executed at prices that approximated market prices at the time of execution.

PPL Energy Supply has entered into load-following and retail contracts with various counterparties.  These contracts extend through 2014.  Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, then the counterparty has the right to request collateral from PPL Energy Supply.

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years.  The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat.  Under this arrangement, PPL Montana has a remaining commitment to spend $14 million between 2008 and 2015, in addition to the annual rental it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility for matching funds from relevant federal agencies.  Under this arrangement, PPL Montana has a remaining commitment to spend $39 million between 2008 and 2040.

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

In June and October 2007, Pacificorp and Avista, respectively, entered into settlement agreements with the State of Montana providing, in pertinent part, that each company would make prospective lease payments of $50,000 and $4 million per year for use of the State's navigable streambed (adjusted annually for inflation and subject to other future adjustments).  Under these settlement agreements, the future annual payments resolved the State's claims for both past and future compensation.

In the October 2007 trial of this matter, the State of Montana asserted that PPL Montana should make a prospective lease payment for use of the State's streambeds of $6 million per year (adjusted annually for inflation) and a retroactive payment of compensation for the 2000-2006 period (including interest) of $41 million.  PPL Montana vigorously contested both such assertions.

In June 2008, the District Court issued a decision awarding compensation of approximately $34 million for prior years and approximately $6 million for 2007 compensation.  The Court also deferred the determination of compensation for 2008 and future years to the Montana State Land Board.

PPL Montana believes that the District Court's decision and a number of its pretrial rulings are erroneous and intends to appeal the decision to the Montana Supreme Court and to seek a stay of judgment, including a stay of the Land Board's authority to assess compensation against PPL Montana for 2008 and future periods.

PPL Montana believes that it is reasonably possible that a liability for prior use and occupancy of certain Montana streambeds may ultimately be incurred for the periods 2000 through 2006, and the amount awarded by the District Court represents the maximum exposure.  PPL Montana has not recorded a loss accrual for this portion of the State's claim.

For 2007 and subsequent years, PPL Montana believes it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana recorded a loss accrual equal to the low end of this range.

PPL Montana will continue to assess the loss exposure for the Montana hydro litigation in future periods.

Holtwood Hydroelectric Project (PPL and PPL Energy Supply)

In December 2007, PPL Holtwood submitted to the FERC an application to amend PPL Holtwood's license for the Holtwood Project (Project), which is located on the Susquehanna River, in Lancaster and York Counties, Pennsylvania.  PPL's proposed amendment (Proposal) would, among other things, extend the existing license to 2030 and authorize construction to increase the generating capacity at the Project by 125 MW.  In connection with the Proposal, Exelon Generation (Exelon) raised certain questions concerning the Proposal's potential impact on Exelon's downstream hydroelectric facilities.  Subsequently, PPL Holtwood and Exelon entered into a settlement agreement which provides, among other things, that PPL Holtwood will maintain certain minimum flows of water through its Project and will forego approximately $400,000 annually in payments that Exelon otherwise would pay to PPL Holtwood through 2030 pursuant to a pre-existing agreement relating to the effects of Exelon's downstream generation facilities on PPL Holtwood.

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At June 30, 2008, PPL continues to be fully reserved for underrecoveries of payments for these sales.

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

Each of the U.S. Department of Justice - Antitrust Division, the FERC and the Pennsylvania Attorney General conducted investigations regarding PPL's PJM capacity market transactions in early 2001 and did not take action against PPL.

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers request that the FERC re-set the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  PPL cannot predict the outcome of this proceeding.

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

Currently, if a seller is granted market-based rate authority by the FERC, it may enter into power contracts during the time period for which such authority has been granted.  If the FERC determines that the market is not workably competitive or that the seller possesses market power or is not charging "just and reasonable" rates, the FERC institutes prospective action.  Any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order any changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC to review in advance most, if not all, power contracts.  In June 2008, the U.S. Supreme Court reversed one of the decisions of the U.S. Court of Appeals for the Ninth Circuit, thus upholding the higher standard of review for modifying contracts.  The FERC has not yet taken action in response to these recent court decisions.  At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

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

PPL estimated the phase-out range for 2007 to begin at about $57 per barrel (DFPP) and the tax credits to be totally eliminated at about $71 per barrel (DFPP).  At December 31, 2007, PPL projected a phase-out of approximately 56% of the gross tax credits produced in 2007, based on its estimate of the DFPP reference price and the inflation-adjusted phase-out range applicable for 2007.  The DFPP was published by the IRS in April 2008 for the prior year indicating that the DFPP reference price increased above the previously estimated price levels for 2007 and the inflation-adjusted phase-out range decreased, resulting in a higher phase-out percentage of approximately 67%.  Therefore, PPL recorded an expense of $13 million ($0.04 per share, basic and diluted, for PPL) during the six months ended June 30, 2008, to "Income Taxes" on the Statement of Income to account for this difference.

After considering the above adjustment, the synthetic fuel produced at the Somerset and Tyrone facilities resulted in an aggregate estimated recognition of tax credits of $314 million for Somerset and $112 million for Tyrone through June 30, 2008.

In 2007, PPL also purchased synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.  The resulting fuel cost savings for the six months ended June 30, 2007 were $11 million.

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

The implemented Reliability Standards have the force and effect of law, and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated that it intends to enforce vigorously the Reliability Standards using, among other means, civil penalty authority.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.  The first group of Reliability Standards approved by the FERC became effective in June 2007.

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

Clean Air Interstate Rule

Citing its authority under the Clean Air Act, in 1997, the EPA developed new standards for ambient levels of ozone and fine particulates in the U.S.  These standards have been upheld following court challenges.  To facilitate attainment of these standards, the EPA promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  The CAIR required further reductions in the CAIR region, starting in 2015, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of 17% from 2009 levels.  The CAIR allowed these reductions to be achieved through cap-and-trade programs.

On July 11, 2008, the United States Court of Appeals for the D.C. Circuit invalidated CAIR.  The Court did not overturn the existing cap-and-trade program for sulfur dioxide reductions under the acid rain program.  In addition, despite the Court's ruling that a regional cap-and-trade program cannot be used for attainment of the ozone standard, the existing ozone season cap-and-trade program was not invalidated.

As a result of this decision, PPL now anticipates that all of the annual nitrogen oxide allowances PPL EnergyPlus had purchased are no longer required.  In addition, the market price of sulfur dioxide allowances has fallen dramatically since the Court's decision was issued.  PPL currently is evaluating the Court's decision to determine its financial and other impacts.  The combined book value for these sulfur dioxide and nitrogen oxide emission allowances was approximately $100 million at June 30, 2008, excluding the seasonal nitrogen oxide allowances unaffected by the Court's ruling.  While PPL is still evaluating the impact of the Court's decision, PPL may impair these allowances in the third quarter of 2008.  The amount of the impairment charge, if any, will be based on, among other factors, an assessment of the emission allowances PPL expects to consume in future periods and prevailing market prices.  As a result of the Court's decision, PPL also is reviewing aspects of its previously announced program to install certain pollution control equipment to meet the CAIR requirements.  In addition, as a part of the analysis of the potential financial impacts of this decision, PPL is reviewing the relevant contracts for the purchase of these allowances.

At this time, PPL cannot predict the outcome of the legal proceedings related to the Court's decision, what action the EPA will take in response to this decision and the timing of such action, or the ultimate impact on PPL of these proceedings and resulting regulatory and other actions.

The EPA has recently tightened the ambient air quality standard for ozone.  The more stringent standard could result in requirements to reduce emissions of nitrogen oxides beyond those previously required under the CAIR.  If additional reductions were to be required, the costs are not now determinable, but could be significant.

To continue meeting the sulfur dioxide reduction requirements under the acid rain provisions of the Clean Air Act, and the reductions previously required by CAIR, PPL has installed scrubbers at its Montour plant that are now in service.  In addition, PPL is continuing with installation of scrubbers at its Brunner Island plant.  However, PPL is re-evaluating the operating strategy for the Brunner Island scrubbers on Units 1 and 3 in light of the CAIR decision.  In addition, with respect to compliance with ozone season attainment requirements, PPL's plan has been to operate the SCRs at Montour Units 1 and 2 during the ozone season, to optimize emission reductions from the existing combustion controls and purchase any needed emission allowances on the open market.  PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxides with co-benefits for mercury emissions reduction) through 2012 is included in the capital budget.  PPL expects a 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants due to the estimated increases in station service usage during the scrubber operation.

Mercury

Also citing its authority under the Clean Air Act, the EPA issued the Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent requirements to begin in January 2018.  However, in February 2008, the U.S. Court of Appeals for the D.C. Circuit overturned the EPA's rule.  Under this decision, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards requiring maximum achievable control technology (MACT) for electric generating units.  The EPA has stated that it will likely proceed with developing MACT standards for all hazardous air emissions from electric generating units.  The costs of complying with such standards are not now determinable, but could be significant.

Pennsylvania has adopted its own, more stringent mercury rules.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  With the invalidation of both CAIR and CAMR, PPL expects Pennsylvania's rule to be challenged in court.  The cost effectiveness of Pennsylvania's mercury rule and the timing of the required reductions were based on the expected scrubbers and SCRs to be installed for compliance with CAIR.  In addition the caps in Pennsylvania's rule were based entirely on the caps in CAMR.

If Pennsylvania's mercury rule remains unchanged, PPL may need to have all of the Brunner Island scrubbers in service by 2010 along with chemical injection systems so that it can achieve the Phase 1 mercury reduction requirements.  PPL estimates that the capital cost of such chemical injection systems at Brunner Island will be approximately $40 million.  For Montour, PPL expects that it will have to operate the SCRs (already in place) year round along with the scrubbers to achieve compliance with Phase 1.  However, additional injection systems could be required to meet the stringent cap. PPL estimates the cost of these systems to be $32 million.

If Pennsylvania's mercury rule remains unchanged, to meet Pennsylvania's 2015 mercury reduction requirements, adsorption/absorption technology with fabric filters may be required at most PPL Pennsylvania coal-fired generating units if required reductions cannot be achieved by the chemical injection systems.  Based on current analysis and industry estimates, PPL estimates that if this technology were required at every one of its Pennsylvania units, the aggregate capital cost of compliance would be approximately $530 million.

Montana also has finalized its own more stringent rules that require, by 2010, every coal-fired generating plant in that state to achieve reduction levels more stringent than the CAMR's 2018 requirements.  PPL presently plans to install chemical injection systems to meet these requirements.  PPL estimates its share of the capital cost for these systems in Montana would be approximately $8 million.  Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required.  Based on current analysis and industry estimates, PPL estimates that if this technology were required, its share of the capital cost to achieve compliance at its Montana units would be approximately $140 million.  PPL expects that the Montana mercury rule may also be challenged in court.

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA on June 15, 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL has submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  The EPA had determined that meeting the requirements for CAIR met the BART requirements for sulfur dioxide and nitrogen dioxide.  However, with the invalidation of CAIR, BART for sulfur dioxide and nitrogen dioxide emissions will now need to be evaluated for the Pennsylvania plants.  Also under the BART rule, PPL has submitted to the EPA (Region 8), which administers the BART program for Montana, its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses have shown that further reductions are not needed.  The EPA has responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL has completed further analysis and submitted addendums to the initial reports for Colstrip and Corette.  PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

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

However, in recent years, the EPA has shifted its position on New Source Review.  In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from "New Source" requirements as routine maintenance and repair.  However, these regulations were stayed and subsequently struck down by the U.S. Court of Appeals for the D.C. Circuit.  Furthermore, in April 2007, the U.S. Supreme Court upheld the annual emissions test under which the EPA had found emissions increases at the plants included in its enforcement initiative.  PPL is therefore continuing to operate under the "New Source" regulations as they existed prior to the EPA's 2003 clarifications.

In October 2005, the EPA proposed changing its rules on how to determine whether a project results in an emissions increase and is therefore subject to review under the "New Source" regulations.  The EPA's proposed tests are consistent with the position of energy companies and industry groups and, if adopted, would substantially reduce the uncertainties under the current regulations.  PPL cannot predict whether these proposed new tests will be adopted.  In the interim, the EPA has not brought substantial new enforcement actions.  Accordingly, PPL believes it is unlikely the EPA will pursue the information requests issued to PPL Montana's Corette and Colstrip plants by EPA Region 8 in 2000 and 2003, and to PPL Generation's Martins Creek plant by EPA Region 3 in 2002.  However, states and environmental groups also have brought enforcement actions alleging violations of "New Source" requirements by coal-fired plants, and PPL is unable to predict whether such state or citizens enforcement actions will be brought with respect to any of PPL affiliates' plants.

If new source review requirements are imposed, then PPL must install best available control technology for any pollutant found to have significantly increased due to a major modification.  The costs to install such technology are not now determinable, but could be significant.

Finally, if the EPA regulates carbon dioxide emissions pursuant to the recent U.S. Supreme Court decision on global climate change, then carbon dioxide emissions could become subject to the PSD/NSR provisions of the Clean Air Act.  The implications are uncertain, as currently no permitting authorities have implemented the PSD/NSR program for carbon dioxide emissions.

Opacity

The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the visible opacity of emissions from the oil-fired units at the Martins Creek plant.  Similar issues also are being raised by the Pennsylvania DEP.  PPL is continuing to study and negotiate the matter with the Pennsylvania DEP.  If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.  In September 2007, in accordance with a 2003 agreement with the New Jersey DEP and the Pennsylvania DEP, PPL shut down Martins Creek's two 150 MW coal-fired generating units.  In July 2008, demolition work began to decommission these two units.  PPL may replace the units at any time so long as it complies with all applicable state and federal requirements.

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

The Pennsylvania DEP filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  The Delaware Riverside Conservancy and several citizens have been granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action.  PPL and the Pennsylvania DEP have settled this matter.  The settlement required a payment of $1.5 million in penalties and reimbursement of the DEP's costs.  PPL made this payment in the second quarter of 2008.  The settlement also requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL submitted the assessment report to the agencies in June 2007.  However, the agencies may require additional studies.  In addition, PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs and/or any damages they determine were caused by the release.

At June 30, 2008, management's best estimate of the probable loss associated with the Martins Creek ash basin leak was $35 million, of which $29 million relates to off-site costs, and the balance to on-site costs.  These estimates reflect a reduction of $2 million recorded in the second quarter of 2008.  At June 30, 2008, the remaining recorded contingency for this remediation was $5 million.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

In July 2008, work began to close this ash basin as part of the decommissioning of the Martins Creek coal-fired power plant.

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

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action now pending at the Montana Sixteenth Judicial District Court, Rosebud County, against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In February 2007, six plaintiffs filed a separate lawsuit in the same court against the Colstrip plant owners asserting similar claims.  The lawsuit filed in 2007 is in its initial stages of discovery and investigation, and PPL Montana is unable to predict the outcome of these proceedings.  PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  These measures include proceeding with extending city water to certain residents who live near the plant, some of whom are plaintiffs in the original 2003 lawsuit.  At a September 2007 mandatory mediation session with the original 2003 plaintiffs, PPL Montana and the other current owner defendants proposed a settlement.  At that time, PPL Montana recorded a reserve of $1 million for its share of the proposed settlement cost.  In April 2008, the current owner defendants and the original 2003 plaintiffs reached an agreement in principle to settle their claims based on a revised settlement offer.  Accordingly, in the first quarter of 2008, PPL Montana recorded an additional reserve of $7 million ($0.01 per share, basic and diluted, for PPL) to "Operation and maintenance" on the Statement of Income.  In July 2008, the parties executed a settlement agreement and PPL Montana and the other current owner defendants funded the settlement.  PPL Montana's share of the settlement was approximately $8 million.  In June 2008, PPL Montana recorded an insignificant additional reserve for its share of potential settlements with three property owners living near the original 2003 plaintiffs.  These property owners may have claims similar to the original 2003 plaintiffs, but were not parties to either lawsuit.  Neither the settlement of the original 2003 lawsuit nor the potential settlements with the three property owners affect the status of the lawsuit filed in February 2007.  PPL Montana may incur further costs based on the outcome of the lawsuits and its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

Other Issues

The EPA significantly increased the water quality standard for arsenic in January 2006, but limited the standard to drinking water.  In Pennsylvania, the comment period for the Triennial Review, in which the arsenic standard has been proposed as an in-stream water quality standard, has ended but final regulations have not been published and are expected before the end of 2008.  The revised standard may result in action by individual states that could require several PPL subsidiaries to further treat wastewater or take abatement action at their power plants, or both.  The cost of complying with any such requirements is not now determinable, but could be significant.

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

PPL has signed a consent order with the Pennsylvania DEP under which it will take further actions to minimize the possibility of fish kills at the Brunner Island plant.  Fish are attracted to power plant discharge channels, especially during cold weather, because of the warm water. In the past, some fish kills have occurred at Brunner Island when debris at the intake pumps has resulted in a unit trip or reduction in load, causing a sudden change in the water temperature in the discharge channel where fish are present.

PPL will pay the DEP a nominal penalty for fish kills that occurred in October 2007 and March 2008. In addition, PPL has committed to construct a barrier to prevent debris from entering the intake area and to investigate alternatives to address how to completely exclude fish from the discharge area.  PPL will need to implement one of these alternatives if a fish kill occurs after construction of the cooling towers at Brunner Island is completed in 2010.  The cost of the debris barrier will not be significant.  However, the cost of excluding fish from the discharge channel is not now determinable but could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At June 30, 2008, PPL Energy Supply had accrued a discounted liability of $34 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability at a rate of 5.74%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2008 through 2012, and the expected payments for the work after 2012 are $135 million.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At June 30, 2008, this maximum assessment was about $38 million.

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

	Recorded Liability at		Exposure at June 30, 2008 (a)
	June 30, 2008	December 31, 2007			Expiration Date
PPL Energy Supply (b)
Letters of credit issued on behalf of affiliates			$8	(c)	2009
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(d)
Indemnifications for entities in liquidation and sales of assets	$1	$1	305	(e)	2009 to 2012
Indemnification to operators of jointly-owned facilities			6	(f)		(f)
Assignment of Enron claims				(g)		(g)
WPD guarantee of pension and other obligations of unconsolidated entities	2	4	39	(h)	2017
Tax indemnification related to unconsolidated WPD affiliates			10	(i)	2012
Guarantee of a portion of an unconsolidated entity's debt			22	(j)	2018

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply apply to PPL on a consolidated basis.
(c)
Represents letters of credit issued at the direction of PPL Energy Supply for the benefit of third parties for assurance against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

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

In connection with the liquidation of wholly-owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation.  In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation.  In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.  During the second quarter of 2008, $8 million of previously disclosed exposure expired.

PPL Energy Supply has provided indemnification to the purchaser of a generating facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities is triggered only if the purchaser's losses reach $1 million in the aggregate, capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located is capped at $4 million in the aggregate and survives for a maximum period of five years after the transaction closing.

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

(g)
In July 2006, two subsidiaries of PPL Energy Supply assigned their Enron claims to an independent third party (claims purchaser).  In connection with the assignment, the subsidiaries agreed to repay a pro rata share of the purchase price paid by the claims purchaser, plus interest, in the event that any of the assigned claims are disallowed under certain circumstances.  The bankruptcy court overseeing the Enron bankruptcy approved the assigned claims prior to their assignment to the claims purchaser.  The subsidiaries' repayment obligations will remain in effect until the claims purchaser has received all distributions with respect to the assigned claims.  During the second quarter of 2008, the exposure expired.

(h)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At June 30, 2008, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(i)
Two WPD unconsolidated affiliates were refinanced during 2005.  Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.  At this time, WPD believes that the likelihood of such liabilities arising is remote.

(j)
Reflects principal payments only.  During June 2008, PPL Energy Supply provided a guarantee on a portion of new debt issued by an unconsolidated entity.  The debt matures on June 30, 2018.  Previously, PPL Electric provided a guarantee on this unconsolidated entity's debt that expired in June 2008, when the related debt was repaid.

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

Affiliate Trust (PPL and PPL Energy Supply)

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I.  Interest expense on this obligation was $2 million for the six months ended June 30, 2007.  The redemption resulted in a recorded loss of $2 million during the six months ended June 30, 2007.  This interest expense and loss are both reflected in "Interest Expense" for PPL and "Interest Expense with Affiliates" for PPL Energy Supply on the Statement of Income.  See Note 22 in each Registrant's 2007 Form 10-K for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply PPL Electric's entire PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For the three months ended June 30, 2008 and 2007, these purchases totaled $428 million and $422 million.  For the six months ended June 30, 2008 and 2007, these purchases totaled $917 million and $903 million.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at June 30, 2008, the market price of electricity would exceed the contract price by approximately $3.2 billion.  Accordingly, at June 30, 2008, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both June 30, 2008 and December 31, 2007.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Other Income - net" on the Statements of Income.  For the three months ended June 30, 2008 and 2007, interest related to this deposit was $2 million and $5 million.  For the six months ended June 30, 2008 and 2007, interest related to this deposit was $5 million and $9 million.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment and other payments under the contract was $18 million and $24 million at June 30, 2008 and December 31, 2007.  The current and noncurrent balances are reported on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.

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

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.  At June 30, 2008, PPL Energy Supply provided PPL Electric with a letter of credit for $50 million as performance assurance.

At June 30, 2008, PPL Electric has credit exposure to PPL EnergyPlus under the PLR contracts and the July 2007 supply contract discussed above, of $3.2 billion.  As a result of netting and collateral arrangements, PPL Electric's credit exposure was reduced to $2.7 billion.

PPL Energy Supply has credit exposure to PPL Electric under the PLR contracts.  At June 30, 2008, PPL Energy Supply's credit exposure with PPL Electric was $151 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to zero.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended June 30, 2008 and 2007, these NUG purchases totaled $30 million and $37 million.  For the six months ended June 30, 2008 and 2007, these NUG purchases totaled $58 million and $74 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

PPL Energy Supply	$54	$55	$105	$114
PPL Electric	32	30	59	62

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at June 30, 2008 and December 31, 2007.  Interest earned on loans to affiliates, included in "Other Income - net" on the Statements of Income, was $2 million for the three months ended June 30, 2007.  Such interest was not significant for the three months ended June 30, 2008.  Interest earned for the six months ended June 30, 2008 and 2007, was $2 million and $3 million.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a $75 million balance outstanding at June 30, 2008, and a $277 million balance outstanding at December 31, 2007.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1%.  This note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on the note is included in "Other Income - net" on the Statements of Income, and was $1 million and $4 million for the three months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, interest earned was $4 million and $9 million.

Intercompany Derivatives (PPL Energy Supply)

In 2007 and 2008, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  At June 30, 2008, the total exposure hedged was £43 million and the net fair value of these positions was not significant.  No similar hedging instruments were outstanding at December 31, 2007.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other income - net" on the Statements of Income.  For the three and six months ended June 30, 2008, PPL Energy Supply recorded net losses of $1 million and $2 million.  "Other income - net" includes net losses of $2 million and $3 million related to similar average rate forwards and average rate options for the three and six months ended June 30, 2007.

In 2007, PPL Energy Supply entered into forward contracts with PPL to sell Chilean pesos.  These hedging instruments had terms identical to forward sales contracts entered into by PPL with third parties to protect the value of its net investment in Emel as well as a portion of the proceeds in excess of its net investment expected from the then-anticipated sale of Emel.  None of these contracts were outstanding at June 30, 2008 or December 31, 2007.  "Other income - net" on the Statements of Income includes a net loss of $2 million for the three and six months ended June 30, 2007, related to these contracts.

In 2007, PPL Energy Supply also entered into forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at June 30, 2008 was £68 million (approximately $134 million).  The net fair value of these positions was $4 million and $3 million at June 30, 2008 and December 31, 2007, and is reflected in the foreign currency translation adjustment component of accumulated other comprehensive loss and "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $5 million and $9 million of this license fee for the three months ended June 30, 2008 and 2007, and $14 million and $18 million for the six months ended June 30, 2008 and 2007.  These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
PPL
Other Income
Interest income	$7	$15	$17	$27
Hyder liquidation distributions (Note 8)	1	2	3	6
Equity earnings	2	1	2	2
Gain on sale of property and equipment	2	1	2	6
Gain on transfer of international equity investment (Note 8)				5
Earnings on nuclear plant decommissioning trust (a)	(4)	5	(5)	7
Miscellaneous - International	1	3	1	3
Miscellaneous - Domestic	2		3	3
Total	11	27	23	59

Other Deductions
Hedging activity	1	3	1	4
Charitable contributions			1	2
Miscellaneous - International	2		3	1
Miscellaneous - Domestic		3	2	4
Other Income - net	$8	$21	$16	$48

PPL Energy Supply
Other Income
Interest income	$6	$12	$13	$20
Affiliated interest income (Note 11)	2	7	7	12
Hyder liquidation distributions (Note 8)	1	2	3	6
Equity earnings	2	1	2	2
Gain on sale of property and equipment	2		2	1
Gain on transfer of international equity investment (Note 8)				5
Earnings on nuclear plant decommissioning trust (a)	(4)	5	(5)	7
Miscellaneous - International	1	3	1	3
Miscellaneous - Domestic	1		2	2
Total	11	30	25	58

Other Deductions
Hedging activity	1	3	2	4
Miscellaneous - International	2		3	1
Miscellaneous - Domestic	1	3	2	5
Other Income - net	$7	$24	$18	$48

PPL Electric
Other Income
Affiliated interest income (Note 11)	$1	$4	$4	$9
Interest income	2	2	4	5
Gain on sale of property				4
Miscellaneous		1		1
Total	3	7	8	19
Other Deductions
Other Income - net	$3	$7	$8	$19

(a)
The three months ended June 30, 2008 and 2007, include charges of $7 million and $1 million for other-than-temporary impairments of securities held by the trust.  The six months ended June 30, 2008 and 2007, include charges of $10 million and $1 million for such impairments.

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

•	Level 2 - inputs other than quoted prices in active markets, that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to price the asset or liability.

(PPL and PPL Energy Supply)

The assets and liabilities measured at fair value in accordance with SFAS 157 at June 30, 2008 were:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
PPL
Assets
Price risk management assets:
Energy commodities	$4,079	$42	$3,608	$429
Interest rate/foreign exchange	49		49
	4,128	42	3,657	429
Nuclear plant decommissioning trust funds:
Cash and cash equivalents	15	15
Equity securities	199	199
Commingled equity index funds	121		121
Debt securities
U.S. Treasury	79		79
Municipality	63		63
Corporate	32		32
Other	15		15
	524	214	310
Auction rate securities	21			21
	$4,673	$256	$3,967	$450

Liabilities
Price risk management liabilities:
Energy commodities	$5,117	$43	$4,919	$155
Interest rate/foreign exchange	138		138
	$5,255	$43	$5,057	$155

PPL Energy Supply
Assets
Price risk management assets:
Energy commodities	$4,079	$42	$3,608	$429
Interest rate/foreign exchange	32		32
	4,111	42	3,640	429

Nuclear plant decommissioning trust funds:
Cash and cash equivalents	15	15
Equity securities	199	199
Commingled equity index funds	121		121
Debt securities
U.S. Treasury	79		79
Municipality	63		63
Corporate	32		32
Other	15		15
	524	214	310
Auction rate securities	17			17
	$4,652	$256	$3,950	$446

Liabilities
Price risk management liabilities:
Energy commodities	$5,117	$43	$4,919	$155
Interest rate/foreign exchange	136		136
	$5,253	$43	$5,055	$155

A reconciliation of assets and liabilities classified as Level 3 at June 30, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Six Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$207	$40	$247	$134		$134
Total gains or losses (realized/unrealized)
Included in earnings (a)	(1)		(1)	(1)		(1)
Included in other comprehensive loss	67	(8)	59	140	$(8)	132
Purchases, sales, issuances and settlements, net	1	(11)	(10)	1	(11)	(10)
Transfers in and/or out of Level 3					40	40
Balance at end of period	$274	$21	$295	$274	$21	$295

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains and losses relating to assets or liabilities still held at end of period (a)	$(1)		$(1)	$(1)		$(1)

PPL Energy Supply
Balance at beginning of period	$207	$35	$242	$134		$134
Total gains or losses (realized/unrealized)
Included in earnings (a)	(1)		(1)	(1)		(1)
Included in other comprehensive loss	67	(7)	60	140	$(7)	133
Purchases, sales, issuances and settlements, net	1	(11)	(10)	1	(11)	(10)
Transfers in and/or out of Level 3					35	35
Balance at end of period	$274	$17	$291	$274	$17	$291

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains and losses relating to assets or liabilities still held at end of period (a)	$(1)		$(1)	$(1)		$(1)

(a)	These amounts are classified in "Net energy trading margins" on the Statements of Income.

Price Risk Management Assets/Liabilities - Energy Commodities

The only energy commodity contracts classified as Level 1 are exchange-traded derivative gas contracts.  When observable inputs are used to measure most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, brokers, prices posted by ISOs or published tariff rates.  These OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.  When the unobservable inputs are significant to the fair value measurement, the contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets) by applying probabilities of default obtained from an independent service.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available.

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

Auction Rate Securities

At June 30, 2008, PPL and PPL Energy Supply reported auction rate securities of $21 million and $17 million as "Investments - Other" on the Balance Sheet.  PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program's guaranteed student loan revenue bonds as well as various municipal bond issues, all of which are rated investment grade.

Auction rate securities have normally been remarketed on a short-term basis with auction dates commonly set at seven-day, 28-day, 35-day or 49-day intervals.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to continue to hold an investment at a new reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continued to impact PPL's and PPL Energy Supply's auction rate securities.  Auction rate securities were transferred into Level 3 of the fair value hierarchy during the first quarter of 2008.  The failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

At June 30, 2008, the par value of these auction rate securities totaled $29 million for PPL and $24 million for PPL Energy Supply.  Contractual maturities for these auction rate securities are approximately 28 years for both PPL and PPL Energy Supply.  Historically, the par value of auction rate securities approximated fair value due to the frequent resetting of the interest rates through the auction process.  During the second quarter of 2008, the auctions for these outstanding securities failed, and PPL and PPL Energy Supply continued to earn interest on these investments at contractually prescribed interest rates.  Such contractually prescribed rates are lower than those assigned in the first quarter of 2008.

PPL and PPL Energy Supply estimated the fair value of these auction rate securities based on the following criteria:  (i) the underlying structure and credit quality of each security; (ii) the present value of future principal and interest payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and (iii) consideration of the impact of auction failures or redemption at par for each period.  These estimated fair values could change significantly based on future market conditions.

At June 30, 2008, the estimated fair value of these auction rate securities was $21 million for PPL, a decline of $8 million from par value, and $17 million for PPL Energy Supply, a decline of $7 million from par value.  PPL and PPL Energy Supply intend and have the ability to hold these securities until they can be liquidated at par value.  Based upon the evaluation of available information, PPL and PPL Energy Supply believe these investments continue to be of high credit quality.  PPL and PPL Energy Supply do not anticipate having to sell these securities in order to fund operations.  Based on this assessment, the declines in fair value were deemed temporary and are due to general market conditions.  Accordingly, unrealized losses of $8 million for PPL and $7 million for PPL Energy Supply have been recorded on these securities in other comprehensive loss.

14.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Fair Value Hedges

PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge fluctuations in the fair value of existing debt issuances, which range in maturity through 2047 for PPL and 2011 for PPL Energy Supply.  PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at June 30, 2008, there were no existing contracts of this nature.

For the three and six months ended June 30, 2008 and 2007, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges and did not recognize any hedge ineffectiveness on fair value hedges.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  These contracts range in maturity through 2017.  Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge floating interest rate risk associated with anticipated debt issuances.  There were no such open contracts at June 30, 2008.  PPL and PPL Energy Supply also enter into foreign currency contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment in foreign operations.  These contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustment component of other comprehensive loss.  These contracts range in maturity through 2011.  During the three and six months ended June 30, 2008, the amount of after tax net investment hedge gains and losses recognized by PPL and PPL Energy Supply were insignificant.  During the three and six months ended June 30, 2007, PPL and PPL Energy Supply recognized $5 million and $4 million of net investment hedge losses, after tax, in other comprehensive loss.  At June 30, 2008, $3 million of accumulated net investment hedge losses, after tax, were included in the foreign currency translation adjustment component of accumulated other comprehensive loss, compared to $4 million at December 31, 2007.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in accumulated other comprehensive loss are reclassified to earnings.  There were no such reclassifications during the three and six months ended June 30, 2008 and 2007.

For the three months ended June 30, 2008 and 2007, hedge ineffectiveness associated with energy derivatives was, after tax, insignificant and a loss of $2 million.  For the six months ended June 30, 2008 and 2007, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $2 million and a loss of $5 million.

For the three and six months ended June 30, 2008 and 2007, hedge ineffectiveness associated with interest rate and foreign currency derivatives was insignificant.

This table shows the accumulated net unrealized after-tax losses on qualifying derivatives (excluding net investment hedges), which are included in accumulated other comprehensive loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
PPL
Beginning of period	$(218)	$(19)	$(192)	$(51)
Net change associated with current period hedging activities and other	(456)	(119)	(499)	(103)
Net change from reclassification into earnings	(18)	1	(1)	17
End of period	$(692)	$(137)	$(692)	$(137)

PPL Energy Supply
Beginning of period	$(209)	$(19)	$(188)	$(52)
Net change associated with current period hedging activities and other	(460)	(124)	(500)	(106)
Net change from reclassification into earnings	(19)			15
End of period	$(688)	$(143)	$(688)	$(143)

At June 30, 2008, the accumulated net unrealized after-tax losses on qualifying derivatives that were expected to be reclassified into earnings during the next 12 months were $4 million for PPL.  Such amounts were insignificant for PPL Energy Supply.  Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

Normal Purchase/Normal Sale Exception

PPL's and PPL Energy Supply's "normal" portfolio includes load-following energy contracts, certain retail energy and physical capacity contracts, and emission allowances purchased for consumption.  These contracts range in maturity through 2023.  Due to the "normal" election permitted by SFAS 133, these contracts receive accrual accounting.  The estimated fair value of these contracts was:

	Losses
	June 30, 2008	December 31, 2007

PPL	$(1,089)	$(327)
PPL Energy Supply	(1,222)	(393)

Economic Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk, but do not qualify for hedge accounting under SFAS 133 or hedge accounting was not elected.  Included in these transactions are certain load-following energy obligations and related supply contracts, sold call options and spark spreads on PPL Energy Supply's generating plants, hedge FTRs, crude oil swaps to hedge rail transportation charges and the mark-to-market on dedesignated cash flow hedges that are still probable of going to delivery.  Although these transactions do not receive hedge accounting treatment, they are considered non-trading activity.  In addition, the ineffective portion of cash flow hedges is included in economic activity.  The unrealized gains and (losses) on this activity is reflected in the Statements of Income as follows.

	Unrealized Gains (Losses)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Unregulated retail electric and gas	$(1)		$(1)
Wholesale energy marketing	(616)	$8	(796)	$(99)
Expenses
Fuel	(1)		2
Energy purchases	623	14	885	134

The net unrealized losses recorded in "Wholesale energy marketing" resulted primarily from certain load-following sales contracts in which PPL and PPL Energy Supply did not elect the normal purchase/normal sale exception.  The net unrealized gains recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the load-following contracts noted above in which PPL and PPL Energy Supply did not elect hedge treatment.  Since power prices have increased significantly during the period, these fixed-price contracts have resulted in substantial unrealized gains and losses.

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

(PPL)

At June 30, 2008, PPL had credit exposure of $3.9 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting and collateral arrangements PPL's credit exposure was reduced to $926 million.  One of the counterparties accounted for 29% of this exposure and no other individual counterparty accounted for more than 6% of the exposure.  The top ten counterparties accounted for $609 million, or 66%, of the total exposure.  Eight of these counterparties had an investment grade credit rating from S&P and accounted for 49% of the top 10 exposure.  The two counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts, and both counterparties are current on their obligations.

(PPL Energy Supply)

At June 30, 2008, PPL Energy Supply had credit exposure of $3.9 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting and collateral arrangements, PPL Energy Supply's credit exposure was reduced to $763 million.  One of the counterparties accounted for 36% of this exposure and no other individual counterparty accounted for more than 7% of the exposure.  The top ten counterparties accounted for $566 million, or 74%, of the total exposure.  Eight of these counterparties had an investment grade credit rating from S&P and accounted for 46% of the top 10 exposure.  Two of the counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts, and both counterparties are current on their obligations.

PPL Energy Supply has credit exposure to PPL Electric under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load.  This exposure is excluded from the exposure discussed above.  See Note 11 for additional information on this related party credit exposure.

(PPL Electric)

At June 30, 2008, PPL Electric had credit exposure of $163 million as a result of its two solicitation bids in 2007 and one solicitation bid in 2008 for the 2010 PLR supply.  The successful bidders were eight suppliers, all of which had an investment grade credit rating from S&P.

PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process.  PPL Electric has credit exposure to PPL Energy Supply under the PLR contracts that expire December 31, 2009, and the first competitive solicitation.  These exposures are excluded from the exposure discussed above.  See Note 11 for additional information on the related party credit exposure.

15.	Goodwill and Other Intangible Assets

Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2007	$94	$897	$991
Effect of foreign currency exchange rates		(35)	(35)
Balance at June 30, 2008	$94	$862	$956

(PPL)

At June 30, 2008 and December 31, 2007, $55 million of goodwill has been classified as "Assets held for sale" on the Balance Sheets due to the anticipated sale of the natural gas distribution and propane businesses.  These businesses are a component of the Pennsylvania Delivery segment.  See Note 8 for additional information.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Land and transmission rights	$237	$110	$235	$108
Emission allowances (a)	127		123
Lease arrangement and other (b)	332	42	109	41
Not subject to amortization due to indefinite life:
Land and transmission rights	16		15
Easements	78		78
	$790	$152	$560	$149

(a)	Removed from the Balance Sheets and expensed when consumed or sold.
(b)
Includes costs for the development of licenses, the most significant of which is the COLA (see Note 8 for additional information).  These costs are expected to be amortized once the related assets are placed in service.

Current intangible assets and long-term intangible assets are included in "Other intangibles" in their respective areas on the Balance Sheets.

The increase in "Lease arrangement and other" is primarily related to an intangible asset with an estimated amortization period of 13 years.

Amortization expense, excluding consumption of emission allowances, is estimated at $11 million for the remainder of 2008 and $22 million per year for 2009 through 2013.

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	June 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Land and transmission rights	$43	$22	$43	$22
Emission allowances (a)	127		123
Easements (b)	78		78
Lease arrangement and other (c)	332	42	109	41
	$580	$64	$353	$63

(a)	Removed from the Balance Sheets and expensed when consumed or sold.
(b)	Not subject to amortization due to indefinite life.
(c)
Includes costs for the development of licenses, the most significant of which is the COLA (see Note 8 for additional information).  These costs are expected to be amortized once the related assets are placed in service.

Current intangible assets and long-term intangible assets are included in "Other intangibles" in their respective areas on the Balance Sheets.

The increase in "Lease arrangement and other" is primarily related to an intangible asset with an estimated amortization period of 13 years.

Amortization expense, excluding consumption of emission allowances, is estimated at $10 million for the remainder of 2008 and $19 million per year for 2009 through 2013.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2007	$376
Liabilities incurred	2
Accretion expense	14
Obligations settled	(10)
AROs at June 30, 2008	$382

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimates of the obligation.

Funds in the nuclear plant decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna nuclear station.  PPL Electric collects authorized nuclear decommissioning costs through the CTC.  These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus.  Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.  These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs.  The aggregate fair value of the nuclear plant decommissioning trust funds was $524 million as of June 30, 2008, and $555 million as of December 31, 2007.  See Note 13 for additional information on the June 30, 2008 fair value and Note 12 for information regarding the impairment of certain securities held by the trust.

17.	Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents by reporting entity and by type.

	June 30, 2008
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$52		$52
Deposits for trading purposes with NYMEX broker (b)	414	$414
Counterparty collateral	9	9
Client deposits	11
WPD customer deposits	3	3
Total current	489	426	52
Noncurrent:
Required deposits of WPD (c)	21	21
PPL Transition Bond Company Indenture reserves (d)	43		43
Escrowed funds related to Exempt Facility Revenue Bonds	10	10
Total noncurrent	74	31	43
	$563	$457	$95

	December 31, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (a)	$41		$41
Deposits for trading purposes with NYMEX broker (b)	119	$119
Counterparty collateral	26	26
Client deposits	16
Miscellaneous	1	1	1
Total current	203	146	42
Noncurrent:
Required deposits of WPD (c)	18	18
PPL Transition Bond Company Indenture reserves (d)	42		42
Escrowed funds related to Exempt Facility Revenue Bonds	19	19
Total noncurrent	79	37	42
	$282	$183	$84

(a)
Includes a deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $41 million of letters of credit at June 30, 2008 and December 31, 2007.  See Note 7 for further discussion on the asset-backed commercial paper program.

(b)	Represents margin deposits related to hedging activities. The increase in 2008 is attributable to increases in commodity prices and transaction volume.
(c)	Includes insurance reserves of $20 million at June 30, 2008 and $17 million at December 31, 2007.
(d)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.

18.	Leases

(PPL and PPL Energy Supply)

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  The fixed payments under the tolling agreement are subject to adjustment based upon changes to the facility capacity rating, which may occur up to twice per year.  Certain costs within the tolling agreement, primarily non-lease costs, are subject to escalation.

Total future minimum lease payments for all operating leases, including this agreement, are estimated to be:

Remainder of 2008	$56
2009	98
2010	89
2011	90
2012	87
2013	99
Thereafter	478
$997

19.	New Accounting Standards Pending Adoption

(PPL, PPL Energy Supply and PPL Electric)

FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1.  FSP APB 14-1 requires an issuer to separately account for the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The discount that results from separating the liability and equity components will be amortized over the life of the debt and recognized as interest expense.

PPL and its subsidiaries will adopt FSP APB 14-1 effective January 1, 2009.  Early adoption is not permitted.  Retrospective application to all prior periods presented is required.  The cumulative effect of the change in accounting principle on periods prior to those presented will be recognized as of the beginning of the first period presented as an offsetting adjustment to opening retained earnings for that period.

FSP APB 14-1 is applicable to PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes), which upon conversion required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.

During the six months ended June 30, 2008, all of the Convertible Senior Notes were either converted at the election of the holders or redeemed at par as a result of PPL Energy Supply calling the notes for redemption.  See Note 7 for additional information about these Convertible Senior Notes.  Upon adoption, FSP APB 14-1 will require only retrospective application with regard to the Convertible Senior Notes since none of these notes are outstanding.  The potential impact of adoption has not yet been determined, but it could be material.

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS 128.  FSP EITF 03-6-1 requires companies to include in the computation of EPS pursuant to the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents.

FSP EITF 03-6-1 applies to restricted stock and restricted stock units granted under PPL's stock-based compensation plans.

PPL and its subsidiaries will apply FSP EITF 03-6-1 retrospectively, effective January 1, 2009.  Early application is not permitted.  The potential impact of adoption has not yet been determined, but it could be material.

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

•	measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date;
•	recognize contingent consideration arrangements at the acquisition-date fair values, with subsequent changes in fair value generally reflected through earnings;
•	recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values, with certain exceptions;
•	capitalize in-process research and development assets acquired;
•	expense, as incurred, acquisition-related transaction costs;
•	capitalize acquisition-related restructuring costs only if the criteria in SFAS 146 are met as of the acquisition date;
•	recognize changes that result from a business combination transaction in an acquirer's existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense;
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

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  In PPL's 2007 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania and the U.K.  PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery.  In 2007, PPL sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  In July 2007, PPL announced its intention to sell its natural gas distribution and propane businesses, which are included in the Pennsylvania Delivery segment.  See Note 8 to the Financial Statements for information on the sales and planned divestitures.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2007 Form 10-K for a discussion of PPL's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2008, with the same periods in 2007.

Earnings

Net income and the related EPS were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$190	$345	$450	$548
EPS - basic	$0.51	$0.89	$1.21	$1.42
EPS - diluted	$0.50	$0.88	$1.19	$1.41

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

Segment Results

Net income by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Supply	$97	$132	$199	$249
International Delivery	62	183	160	211
Pennsylvania Delivery	31	30	91	88
Total	$190	$345	$450	$548

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL completed the sale of its domestic telecommunication operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Energy revenues
External (a)	$(88)	$410	$202	$690
Intersegment	428	422	917	903
Energy-related businesses	122	176	229	351
Total operating revenues	462	1,008	1,348	1,944
Fuel and energy purchases
External (a)	(150)	345	107	649
Intersegment	30	38	59	75
Other operation and maintenance	207	178	434	353
Depreciation	50	42	94	83
Taxes, other than income	7	10	9	18
Energy-related businesses	116	197	221	394
Total operating expenses	260	810	924	1,572
Other Income - net	4	8	4	12
Interest Expense	50	40	91	75
Income Taxes	58	34	137	59
Minority Interest	1		1	1
Net Income	$97	$132	$199	$249

(a)	Includes unrealized gains and losses from economic hedge activity. See Note 14 to the Financial Statements for additional information.

The after-tax change in net income between these periods was due to the following factors.

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$(24)	$(36)
Western U.S. non-trading margins	1	2
Net energy trading margins	25	19
Taxes, other than income	1	5
Depreciation	(5)	(7)
Other operating expenses	(2)	(12)
Earnings from synfuel projects	(7)	(34)
Realized earnings on nuclear plant decommissioning trust		(3)
Financing costs	(5)	(9)
Other	(6)	(3)
Special items	(13)	28
	$(35)	$(50)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher other operating expenses for the six months ended June 30, 2008, were attributable to higher operating costs at the fossil/hydro generating stations (including higher outage costs at the Eastern U.S. fossil/hydro stations) and higher operating costs in the energy marketing business.  Partially offsetting these increases were lower outage costs at the Susquehanna nuclear station.

•	Lower earnings contribution from synfuel projects for both periods was the result of the expiration of federal tax credits and closure of the synfuel facilities at the end of 2007.
The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Mark-to-market adjustments from certain economic hedges (a)	$4	$16	$54	$26
Impairment of nuclear plant decommissioning trust investments (Note 12)	(4)		(4)
Sale of domestic telecommunication operations (Note 8)		(2)		(20)
PJM billing dispute (b)				(1)
Off-site remediation of ash basin leak (Note 10)	1		1
Colstrip groundwater litigation (Note 10)			(5)
Synthetic fuel tax adjustment (Note 10)			(13)
Total	$1	$14	$33	$5

(a)
These economic hedge transactions do not qualify for hedge accounting under SFAS 133, or hedge accounting was not elected; however, they economically hedge a specific risk and do not represent speculative trading activity.  These transactions are highly probable of going to physical delivery; therefore, the mark-to-market gains or losses on these transactions will reverse by the time the transactions settle in the future.  See "Domestic Gross Energy Margins by Region" and Note 14 to the Financial Statements for additional information regarding economic activity.

(b)	Represents additional interest related to the settlement of this litigation in 2007.

Outlook

Excluding special items, PPL projects lower earnings for its Supply segment in 2008 compared with 2007 as a result of the loss of synfuel-related benefits and higher depreciation and operating expenses for scrubbers that have been or will be installed during 2008 at its Montour and Brunner Island coal-fired power plants.  PPL now expects its energy margins to be flat in 2008 compared with 2007.  During the second half of 2008, increased margins as a result of higher-valued wholesale energy contracts and higher expected base-load generation are expected to be offset by higher coal commodity and transportation costs, and lower expected margins from PPL's marketing and trading activities as a result of reduced liquidity in certain energy markets.

The earnings projection for 2008 does not include the impact of a potential impairment of PPL's emission allowances.  In July 2008, the United States Court of Appeals for the D.C. Circuit invalidated the EPA's Clean Air Interstate Rule (CAIR), stating that a regional cap-and-trade program cannot be used to facilitate attainment of the ozone and fine particulates standards.

As a result of this Court decision, PPL now anticipates that its annual nitrogen oxide allowances and its sulfur dioxide allowances may be impaired.  The combined book value for these emission allowances was approximately $100 million at June 30, 2008, excluding the seasonal nitrogen oxide allowances unaffected by the Court's ruling.  The amount of any third quarter 2008 impairment charge will be based on, among other factors, an assessment of the emission allowances PPL expects to consume in future periods, and prevailing market prices.  As a result of the Court's decision, PPL also is reviewing aspects of its previously announced program to install certain pollution control equipment to meet the CAIR requirements.  In addition, as a part of the analysis of the potential financial impacts of this decision, PPL is reviewing the relevant contracts for the purchase of these allowances.  See Note 10 to the Financial Statements for additional information.

Although the annual planning cycle is not yet completed, PPL expects 2009 earnings for its Supply segment to be lower than projected 2008 earnings, excluding special items.  Factors contributing to these lower earnings are rising delivered fuel prices and the completion of the scrubber construction program, coupled with lower sulfur dioxide allowance prices.  PPL's ability to recover these fuel cost increases is constrained by the existence of the fixed-price PLR contract that expires at the end of 2009.

As discussed in "Item 1A. Risk Factors" in PPL's 2007 Form 10-K, activities by the FERC, other governmental authorities and other involved parties can have a significant effect on market prices for wholesale electricity, and thus on the margins that PPL EnergyPlus achieves on its future sales of energy.  In April 2008, the FERC denied PJM's request to increase the Cost of New Entry element of the PJM capacity pricing formula.  In a separate action, in connection with Duquesne Light Company's (Duquesne) decision to leave PJM, in April 2008 the FERC ruled that PJM may grant capacity resources in the Duquesne zone transmission rights that would facilitate inclusion of such capacity in PJM's Reliability Pricing Model (RPM) capacity markets, beginning with the 2011-2012 planning year auction, notwithstanding that such capacity would be treated as external generation to PJM at the time it had to be delivered.  In response, PJM has indicated that it will grant generators in the Duquesne zone of PJM the necessary transmission rights.  These FERC and PJM actions reduced capacity prices for the 2011-2012 RPM capacity auction that took place in May 2008 and could reduce capacity prices for future RPM capacity auctions.  Because a large portion of PPL's generating capacity is located in PJM, the impact of any such reduced RPM capacity prices on PPL could be material.  PPL cannot predict the ultimate outcome of these or related FERC proceedings and the impact on capacity prices in PJM or on PPL's financial results.  See Note 10 to the Financial Statements for information on recent FERC litigation related to the RPM pricing model.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  PPL Global's major remaining international business is located in the U.K.  In 2007, PPL completed the sale of its Latin American operating businesses.  In the first quarter of 2008, PPL Global recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  PPL Global may recognize additional adjustments and/or expenses in Discontinued Operations until this process is complete.  See Note 8 to the Financial Statements for additional information.

The International Delivery segment results in 2008 and 2007 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Utility revenues	$211	$218	$452	$434
Energy-related businesses	9	9	18	19
Total operating revenues	220	227	470	453
Other operation and maintenance	50	69	96	125
Depreciation	35	35	71	78
Taxes, other than income	17	16	34	32
Energy-related businesses	3	4	6	9
Total operating expenses	105	124	207	244
Other Income - net	1	6	4	17
Interest Expense	34	45	72	94
Income Taxes	20	(18)	40	(3)
Income from Discontinued Operations		101	5	76
Net Income	$62	$183	$160	$211

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended
U.K.:
Delivery margins	$2	$18
Depreciation		5
Other operating expenses	5	11
Interest expense	3	6
Income taxes	(1)	12
Foreign currency exchange rates	1	2
Hyder liquidation distributions (Note 8)	(1)	(3)
Gain on transfer of equity investment (Note 8)		(5)
Other	(1)	(4)
Discontinued operations (Note 8)	(18)	(28)
Change in tax reserves (Note 5)	(31)	(31)
Other	3	9
Special item	(83)	(43)
	$(121)	$(51)

•
The U.K.'s earnings for the six months ended June 30, 2008, were favorably impacted by higher delivery margins primarily due to higher prices, which include the annual regulatory adjustment for inflation.

•
Lower U.K. other operating expenses for both periods were primarily due to lower pension expense resulting from an improvement in the fair value of pension assets and an increase in the discount rate, partially offset by lower mortality rates.

•
Lower U.K. income taxes for the six months ended June 30, 2008, were primarily due to a favorable U.K. taxing authority determination in 2008 related to deductibility of imputed interest on a loan from Hyder.

The following after-tax amount, which management considers a special item, also had a significant impact on the International Delivery segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sale of Latin American businesses (Note 8)		$83		$43

Outlook

Excluding special items, PPL projects the earnings of its International Delivery segment will decline in 2008 compared with 2007.  This decline is a result of the 2007 sale of PPL's Latin American businesses and higher U.S. income taxes primarily driven by certain U.S. income tax benefits realized in 2007.  Partially offsetting the impact of these negative earnings drivers are lower U.K. pension expense and lower financing costs.

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

Pennsylvania Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues
External	$770	$760	$1,649	$1,625
Intersegment	30	38	59	75
Total operating revenues	800	798	1,708	1,700
Fuel and energy purchases
External	44	50	85	101
Intersegment	428	422	917	903
Other operation and maintenance	103	100	207	194
Amortization of recoverable transition costs	68	70	144	151
Depreciation	33	33	65	65
Taxes, other than income	48	46	104	100
Total operating expenses	724	721	1,522	1,514
Other Income - net	3	7	8	19
Interest Expense	26	35	55	71
Income Taxes	19	15	49	44
Dividends on Preferred Securities	4	4	9	9
Income from Discontinued Operations	1		10	7
Net Income	$31	$30	$91	$88

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended
Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$6	$16
Operating expenses	(3)	(10)
Other	(1)	(2)
Special item	(1)	(1)
	$1	$3

•	Higher delivery revenues were attributable to normal load growth and a PPL Electric base rate increase effective January 1, 2008.

•	Higher operating expenses were primarily due to increased usage of contractors and other inflationary increases.

The following after-tax amount, which management considers a special item, also had an impact on the Pennsylvania Delivery segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Impairment of gas and propane businesses (Note 8)	$(1)		$(1)

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

Components of the Strategy are included in various bills.  One such bill that passed in the Pennsylvania House of Representatives in February 2008 contains conservation and demand-side management targets and mandatory deployment of smart metering technology.  The bill provides for full and current cost recovery through an energy efficiency and demand-side management recovery mechanism.

In September 2007, the Pennsylvania General Assembly (General Assembly) convened a special session to address the proposals in the Governor's Strategy.  The Pennsylvania Senate has formed a special committee to manage legislation for the special legislative session.  As an alternative to the $850 million Energy Independence Fund that the Governor initially proposed, the General Assembly passed, and the Governor signed, a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.

Since September 2007, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan provided that customers could pay additional amounts on their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest, would be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration of the proposal by the PUC.  Ten parties filed responses to PPL Electric's petition, primarily because the proposal offered the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties negotiated a settlement agreement  under which PPL Electric agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll) and to make the program available to customers enrolled in budget billing.  In March 2008, the Administrative Law Judge assigned to this case recommended that the PUC approve the settlement agreement.  The PUC has postponed taking action on the approval of the agreement.  In May 2008, as a result of this postponement, PPL Electric announced that it must delay the planned start date for the proposed phase-in option to allow adequate time for PPL Electric to publicize the plan and for eligible customers to make an informed choice about whether to enroll.  PPL Electric cannot predict if and when the PUC will take further action in this matter.

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

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investors' understanding of PPL's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL believes that "Domestic Gross Energy Margins" is useful and meaningful to investors because it provides them with the results of PPL's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Domestic Gross Energy Margins" as defined by PPL and "Operating Income."

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating Income (a)	$393	$378	$873	$767
Adjustments:
Energy-related businesses, net (b)	(12)	16	(20)	33
Other operation and maintenance (a)	360	347	737	672
Amortization of recoverable transition costs (a)	68	70	144	151
Depreciation (a)	118	110	230	226
Taxes, other than income (a)	72	72	147	150
Revenue adjustments (c)	(535)	(511)	(1,141)	(1,056)
Expense adjustments (c)	(11)	(15)	(29)	(33)
Domestic gross energy margins	$453	$467	$941	$910

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended June 30,
	2008	2007	Change
Revenue
Utility (a)	$981	$977	$4
Unregulated retail electric and gas (a)	33	23	10
Wholesale energy marketing (a)	(173)	379	(552)
Net energy trading margins (a)	52	9	43
Revenue adjustments (b)
WPD utility revenue	(211)	(218)	7
Domestic delivery component of utility revenue	(310)	(307)	(3)
Other utility revenue	(14)	(12)	(2)
Gains from sale of emission allowances (c)		26	(26)
Total revenue adjustments	(535)	(511)	(24)
	358	877	(519)
Expense
Fuel (a)	208	202	6
Energy purchases (a)	(314)	193	(507)
Expense adjustments (b)
Domestic electric ancillaries (d)	(14)	(12)	(2)
Gross receipts tax (e)	27	26	1
Other	(2)	1	(3)
Total expense adjustments	11	15	(4)
	(95)	410	(505)
Domestic gross energy margins	$453	$467	$(14)

	Six Months Ended June 30,
	2008	2007	Change
Revenue
Utility (a)	$2,101	$2,058	$43
Unregulated retail electric and gas (a)	67	45	22
Wholesale energy marketing (a)	85	628	(543)
Net energy trading margins (a)	50	18	32
Revenue adjustments (b)
WPD utility revenue	(452)	(434)	(18)
Domestic delivery component of utility revenue	(664)	(655)	(9)
Other utility revenue	(26)	(24)	(2)
Gains from sale of emission allowances (c)	1	57	(56)
Total revenue adjustments	(1,141)	(1,056)	(85)
	1,162	1,693	(531)
Expense
Fuel (a)	451	435	16
Energy purchases (a)	(259)	315	(574)
Expense adjustments (b)
Domestic electric ancillaries (d)	(26)	(26)
Gross receipts tax (e)	57	56	1
Other	(2)	3	(5)
Total expense adjustments	29	33	(4)
	221	783	(562)
Domestic gross energy margins	$941	$910	$31

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	Included in "Other operation and maintenance" on the Statements of Income.
(d)	Included in "Energy purchases" on the Statements of Income.
(e)	Included in "Taxes, other than income" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.  PPL further segregates non-trading activities into two categories:  hedge activity and economic activity.  Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, and that do not qualify for hedge accounting, or hedge accounting was not elected under SFAS 133.

	Three Months Ended June 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$346	$393	$(47)
Western U.S.	55	65	(10)
Net energy trading	52	9	43
Domestic gross energy margins	$453	$467	$(14)

	Six Months Ended June 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$769	$759	$10
Western U.S.	122	133	(11)
Net energy trading	50	18	32
Domestic gross energy margins	$941	$910	$31

Eastern U.S.

Eastern U.S. non-trading margins, excluding unrealized results from economic activity and hedge ineffectiveness, were $39 million and $62 million lower during the three and six months ended June 30, 2008, compared with the same periods in 2007.  The decrease for the three and six months ended was primarily due to higher average fuel prices, which were up 17% and 12%, and lower base-load generation which was down 2% for both periods primarily due to the retirement of the Martins Creek coal units in September 2007.  Partially offsetting these lower margins was a 1.4% increase in PLR sales prices in accordance with the schedule established by the PUC Final Order.

Eastern U.S. non-trading margins that resulted from unrealized economic activity and hedge ineffectiveness were $8 million lower during the three months ended June 30, 2008, compared with the same period in 2007.  This decrease was due to unrealized losses on dedesignated cash flow hedges, partially offset by unrealized gains on hedge FTRs and load-following deals.  For the six months ended June 30, 2008, eastern U.S. non-trading margins that resulted from unrealized economic activity and hedge ineffectiveness were $72 million higher compared with the same period in 2007.  This increase was due to unrealized gains on hedge FTRs and purchases to supply load-following contracts, which was driven by increases in power and gas prices, partially offset by unrealized losses on dedesignated cash flow hedges.

Western U.S.

Western U.S. non-trading margins, excluding unrealized results from economic activity and hedge ineffectiveness were insignificant for the three months ended June 30, 2008, compared with the same period in 2007.  For the six months ended June 30, 2008, non-trading margins excluding unrealized results from economic activity and hedge ineffectiveness, were $4 million higher compared with the same period in 2007.  The increase for the six months ended is primarily due to higher margins from wholesale activity due to favorable pricing, partially offset by lower hydro generation.

Western U.S. non-trading margins that resulted from unrealized economic activity and hedge ineffectiveness were lower for the three and six months ended June 30, 2008, by $9 million and $15 million compared with the same periods in 2007.  This decrease was primarily due to unrealized losses on dedesignated cash flow hedges.

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

During the three months ended June 30, 2008, net energy trading margins increased by $43 million, compared with the same period in 2007.  This increase consists of $26 million of higher realized gains and $17 million of higher unrealized gains, both driven by increased FTR activity.  During the six months ended June 30, 2008, net energy trading margins increased by $32 million, compared with the same period in 2007.  This increase consists of $25 million of higher realized gains and $7 million of higher unrealized gains, both driven by increased FTR activity.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

GWh	4,429	2,559	8,867	5,347
Bcf	4.9	2.9	10.5	8.2

Utility Revenues

The increases in utility revenues were attributable to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR	$7	$15
Delivery	1	8
Other	3	2
International:
U.K. retail electric revenue	(8)	14
U.K. foreign currency exchange rates	1	4
	$4	$43

Higher PLR and delivery revenues for both periods were attributable to normal load growth.  A base rate increase effective January 1, 2008, also contributed to higher delivery revenues.

The decrease in U.K. utility revenues for the three months ended June 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to a decrease in engineering services performed for third parties, partially offset by an increase in sales volume.

The increase in U.K. utility revenues for the six months ended June 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to an increase in prices effective April 1, partially offset by a decrease in engineering services performed for third parties.

Energy-related Businesses

Energy-related businesses contributed $28 million more to operating income for the three months ended June 30, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	$19 million less in operating losses from synfuel projects. The projects ceased operation at the end of 2007;
•	a $3 million impairment in 2007 of domestic telecommunication assets that were subsequently sold in 2007 (see Note 8 to the Financial Statements); and
•
a $7 million net loss recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits.  No such options were held in 2008, as PPL's synthetic fuel operations have ceased; partially offset by

•	$3 million less in earnings from those domestic telecommunication assets that were sold in 2007.

Energy-related businesses contributed $53 million more to operating income for the six months ended June 30, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	$34 million less in operating losses from synfuel projects. The projects ceased operation at the end of 2007; and
•	a $34 million impairment in 2007 of domestic telecommunication assets that were subsequently sold in 2007 (see Note 8 to the Financial Statements); partially offset by
•
a $14 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits.  No such options were held in 2008, as PPL's synthetic fuel operations have ceased; and

•	$5 million less in earnings from those domestic telecommunication assets that were sold in 2007.

See Note 10 to the Financial Statements for additional information on the synthetic fuel tax credits and the synfuel projects.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Lower gains on sale of emission allowances	$27	$56
Salary expense	(8)	17
Uncollectible accounts	8	9
Colstrip groundwater litigation (Note 10)	1	8
Outage costs at Western and Eastern U.S. fossil/hydro stations	1	8
Contractor expense	2	5
PUC-reportable storm costs	(3)	2
Regulatory asset amortization	1	2
U.K. foreign currency exchange rates	1	1
Off-site remediation of ash basin leak (Note 10)	(2)	(2)
Stock-based compensation		(2)
Outage costs at Susquehanna nuclear station	(2)	(4)
WPD recoverable engineering services	(11)	(12)
Defined benefit costs	(11)	(20)
Other	9	(3)
	$13	$65

Depreciation

The increases in depreciation expense were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Additions to PP&E	$11	$17
Extension of useful lives of certain WPD network assets in 2007	(3)	(13)
	$8	$4

Taxes, Other Than Income

Taxes, other than income decreased by $3 million during the six months ended June 30, 2008, compared with the same period in 2007. The decrease was primarily due to a decrease in PPL Montana's property taxes, as the 2008 period included a $7 million refund credit.  This credit was partially offset by a $4 million increase in domestic gross receipts tax expense and a $1 million increase in WPD property taxes.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The decreases in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Long-term debt interest expense	$(5)	$(3)
Redemption of 8.23% Subordinated Debentures in 2007 (Note 11)		(4)
Capitalized interest	(1)	(10)
Hedging activities	(6)	(8)
Other	2	3
	$(10)	$(22)

Income Taxes

The increases in income taxes were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Decrease in synthetic fuel and other tax credits	$25	$64
Tax reserve adjustments (Note 5)	52	41
Higher pre-tax book income	7	37
Tax expense on foreign earnings	2	5
Domestic manufacturing deduction	(3)	(5)
Tax return adjustments	(17)	(17)
Other		1
	$66	$126

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

Income from Discontinued Operations decreased by $100 million during the three months ended June 30, 2008, compared with the same period in 2007.  The decrease was primarily attributable to a $101 million decrease in income from PPL's Latin American operating businesses that were sold in 2007, which included an $89 million after-tax gain from the sale of its El Salvadoran business.

Income from Discontinued Operations decreased by $68 million during the six months ended June 30, 2008, compared with the same period in 2007.  The decrease was primarily attributable to a $71 million decrease in income from PPL's Latin American operating businesses that were sold in 2007, which included an $89 million after-tax gain from the sale of its El Salvadoran business and an after-tax impairment charge of $19 million to its Bolivian businesses.

See "Discontinued Operations" in Note 8 to the Financial Statements for additional information on the 2007 sale of PPL's Latin American operating businesses and the anticipated sale of PPL's natural gas distribution and propane businesses.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	June 30, 2008		December 31, 2007

Cash and cash equivalents	$466	(a)	$430
Short-term investments (b)	89		108
	$555		$538
Short-term debt	$491		$92

(a)	Excludes $2 million of cash related to the natural gas distribution and propane businesses that is included in "Assets held for sale" on the Balance Sheet.
(b)	Includes $15 million of auction rate securities at December 31, 2007. See below for further discussion of auction rate securities.

The $36 million increase in PPL's cash and cash equivalents position, which includes the effects of the cash flows of the Discontinued Operations, was primarily the net result of:

•	$933 million of cash provided by operating activities;
•	a net increase in short-term debt of $400 million (excluding the impact of foreign currency translation adjustments);
•	proceeds of $399 million from the issuance of long-term debt;
•	proceeds of $17 million from the issuance of common stock;
•	$661 million of capital expenditures;
•	a net increase of $281 million in restricted cash and cash equivalents;
•	$249 million in net expenditures for intangible assets;
•	the payment of $239 million of common stock dividends;
•	the retirement of $217 million of long-term debt;
•	the repurchase of PPL common stock for $38 million under the common stock repurchase program that was authorized by PPL's Board of Directors in June 2007;
•	$13 million in net purchases of nuclear plant decommissioning trust investments; and
•	$14 million in net purchases of other investments.

Auction Rate Securities

PPL had auction rate securities totaling $21 million at June 30, 2008, which were classified as "Investments - Other," and $15 million at December 31, 2007, which were classified as "Short-term investments" on the Balance Sheets.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to continue to hold an investment at a new reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continued to impact PPL's auction rate securities.

At June 30, 2008, PPL concluded that the fair market value of these auction rate securities was $21 million, a decline of $8 million from par value.  Because PPL intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL believes that it does not have material realized loss exposure.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  Additionally, PPL does not anticipate having to sell these securities in order to fund operations.  As such, the decline in fair value was deemed temporary and is due to general market conditions.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Commercial Paper

PPL Energy Supply had $350 million of commercial paper, with a weighted-average interest rate of 3.00%, outstanding at June 30, 2008, under its $500 million commercial paper program.

Credit Facilities

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement, under which it can cause the bank to issue letters of credit, from $200 million to $300 million and extended the expiration date of the agreement to March 2009.

PPL Energy Supply and PPL Electric currently do not expect to make any modifications in 2008, including extending the expiration date, to PPL Energy Supply's $3.4 billion or PPL Electric's $200 million five-year credit facilities, both of which expire in 2012.  At June 30, 2008, PPL Energy Supply had cash borrowings of $100 million, at an interest rate of 2.94%, outstanding under its facility.

At June 30, 2008 and December 31, 2007, PPL Energy Supply had $1.8 billion and $683 million of letters of credit outstanding under its domestic credit facilities.  This change primarily related to increased collateral requirements in connection with energy marketing and trading activities.

In January 2008, WPDH Limited extended the expiration date of its £150 million (approximately $296 million) five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.

The credit agreement related to PPL Electric's and a subsidiary's participation in an asset-backed commercial paper program expired in July 2008.  PPL Electric and the subsidiary expect to enter into a similar asset-backed commercial paper program with a different financial institution and commercial paper conduit in the third quarter of 2008.

Financing Activities

In March 2008, PPL Energy Supply issued $400 million of 6.50% Senior Notes due 2018 (6.50% Notes).  The 6.50% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $396 million, net of a discount and underwriting fees, from the issuance of the 6.50% Notes.  The proceeds have been used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (Bonds) that were issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) included a market price trigger that permitted holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeded $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  The holders of the Convertible Senior Notes also had the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  In April 2008, the holders were notified that, in accordance with the terms of the Convertible Senior Notes, PPL Energy Supply was calling for redemption on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.

The Convertible Senior Notes were subject to conversion at the election of the holders any time prior to May 20, 2008 as a result of the market price trigger being met and the notes being called for redemption.  Upon conversion of the Convertible Senior Notes, PPL Energy Supply was required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the six months ended June 30, 2008, Convertible Senior Notes in an aggregate principal amount of $57 million were presented for conversion.  The total conversion premium related to these conversions was $56 million, which was settled with 1,128,341 shares of PPL common stock, together with an insignificant amount of cash in lieu of fractional shares.  On May 20, 2008, PPL Energy Supply redeemed an insignificant amount of Convertible Senior Notes.  As of June 30, 2008, no Convertible Senior Notes remain outstanding.

In July 2008, PPL Energy Supply issued $300 million of 6.30% Senior Notes due 2013 (6.30% Notes).  The 6.30% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $298 million, net of a discount and underwriting fees, from the issuance of the 6.30% Notes.  The proceeds have been used to repay short-term debt.

In July 2008, PPL notified the holders of PPL Gas Utilities' 8.70% Senior Notes due December 2022 of PPL Gas Utilities' intent to prepay the entire $10 million aggregate principal amount of the notes in August 2008.  PPL Gas Utilities expects to pay a premium of approximately $3 million in connection with the prepayment.

Leases

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  See Note 18 to the Financial Statements for additional information.

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

Anticipated Sale of Gas and Propane Businesses

In March 2008, PPL signed a definitive agreement to sell its natural gas distribution and propane businesses for $268 million in cash plus working capital, pursuant to a stock purchase agreement and following the receipt of necessary regulatory approvals.  PPL expects the sale to close before the end of 2008.  Proceeds from the sale are expected to be used to invest in growth opportunities in PPL's core electricity supply and delivery businesses and/or for the repurchase of securities.  See Note 8 to the Financial Statements for additional information.

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

Moody's and S&P did not take any actions related to PPL and its rated subsidiaries during the six months ended June 30, 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply and PPL Electric and affirmed all ratings related to these entities, with the exception that it lowered the preferred stock rating of PPL Electric to BBB from BBB+.  Fitch stated in the related press release that the lower preferred stock rating reflects its junior position in the capital structure and does not reflect any change in credit quality.  In May 2008, Fitch changed its outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) to positive from stable.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2007 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2017.  PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at June 30, 2008 and December 31, 2007, including net premiums on options, was $116 million and $67 million.

The following chart sets forth the net fair value of PPL's non-trading commodity derivative contracts.  For the periods ended June 30, 2008, these amounts reflect fair value as defined by SFAS 157, as amended.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$(268)	$(13)	$(305)	$(111)
Contracts realized or otherwise settled during the period	(96)	(37)	(87)	(14)
Fair value of new contracts entered into during the period	70	(48)	170	44
Changes in fair value attributable to changes in valuation techniques (a)			55
Other changes in fair value	(760)	(146)	(887)	(163)
Fair value of contracts outstanding at the end of the period	$(1,054)	$(244)	$(1,054)	$(244)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL's non-trading commodity derivative contracts at June 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$9				$9
Prices based on significant other observable inputs	151	$(1,103)	$(388)	$1	(1,339)
Prices based on significant unobservable inputs		1	58	217	276
Fair value of contracts outstanding at the end of the period	$160	$(1,102)	$(330)	$218	$(1,054)

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

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2013.  The following chart sets forth PPL's net fair value of trading contracts.  The three and six months ended June 30, 2008, reflect fair value as defined by SFAS 157.  See Note 13 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$22	$45	$16	$41
Contracts realized or otherwise settled during the period	(56)	(14)	(41)	(27)
Fair value of new contracts entered into during the period	31	5	23	21
Other changes in fair value	19	12	18	13
Fair value of contracts outstanding at the end of the period	$16	$48	$16	$48

PPL will reverse unrealized gains of approximately $11 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL's trading portfolio at June 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$(10)				$(10)
Prices based on significant other observable inputs	14	$15	$(1)		28
Prices based on significant unobservable inputs	(2)				(2)
Fair value of contracts outstanding at the end of the period	$2	$15	$(1)		$16

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL often elects not to completely hedge its generation output or fuel requirements.  PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2008 gross margins by $14 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $13 million.

VaR Models

PPL utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Management Committee assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At June 30, 2008, the VaR for PPL's portfolio was as follows:

	Trading VaR	Non-Trading MTM VaR
95% Confidence Level, One-Day Holding Period
Period End	$2	$41
Average for the Period	3	30
High	4	41
Low	2	24

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

At June 30, 2008, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $6 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at June 30, 2008, would increase the fair value of its debt portfolio by $338 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At June 30, 2008, PPL had none of these instruments outstanding.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At June 30, 2008, the fair value of these instruments was a net asset of $19 million.  PPL estimated that a 10% adverse movement in interest rates at June 30, 2008, would decrease the net asset by $17 million.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at June 30, 2008, was a net liability of $113 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at June 30, 2008, would increase the net liability by $99 million.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  The total notional amount of the contracts outstanding at June 30, 2008, was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At June 30, 2008, the fair value of these positions was a net asset of $4 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2008, would decrease the net asset by $12 million.

To economically hedge the translation of 2008 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At June 30, 2008, the total exposure hedged was £43 million.  These forwards and options have termination dates ranging from July 2008 to December 2008.  At June 30, 2008, the net fair value of these positions was not significant.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2008, would increase the net liability position by $7 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At June 30, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear plant decommissioning trust policy statement.  At June 30, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $36 million reduction in the fair value of the trust assets.  See Note 21 in PPL's 2007 Form 10-K for additional information regarding the nuclear plant decommissioning trust funds.

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

During the second quarter of 2008, PPL increased the capacity of several existing generating facilities.  The aggregate capacity increase was 66 MW.  PPL is currently planning additional incremental capacity increases of 265 MW at its existing generating facilities.  See Note 8 to the Financial Statements for additional information on the progress of the PPL Susquehanna nuclear plant uprate project.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset for an upfront payment.  See Notes 15 and 18 to the Financial Statements for additional information.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 2 to the Financial Statements for a discussion of new accounting standards adopted and Note 19 to the Financial Statements for a discussion of new accounting standards pending adoption.

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

Following are updates to the critical accounting policies disclosed in PPL's 2007 Form 10-K.

Leasing

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  See Notes 15 and 18 to the Financial Statements for additional information.

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital.  Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease.  If this transaction were to be accounted for as a capital lease, PPL would have recorded approximately $284 million of additional assets and liabilities on the Balance Sheet at June 30, 2008.

Loss Accruals

In June 2008, PPL Montana's management assessed the loss exposure related to the Montana hydroelectric litigation, given the June 2008 decision by the Montana First Judicial District Court (District Court).  The District Court awarded compensation of approximately $34 million for the years 2000 through 2006, and approximately $6 million for 2007 compensation as rent for the use of the State of Montana's streambeds by PPL Montana's hydroelectric facilities.  The District Court also deferred the determination of compensation for 2008 and subsequent years to the Montana State Land Board (Land Board).  PPL Montana intends to appeal the decision of the District Court to the Montana Supreme Court and will continue to vigorously defend its position.  It also intends to seek a stay of judgment, including a stay of the Land Board's authority to assess compensation against PPL Montana for 2008 and future periods.  See Note 10 to the Financial Statements for additional information on this litigation.

PPL Montana's management concluded, based on its assessment and after consultations with its trial counsel, that it has meritorious arguments on appeal for the years 2000 through 2006.  PPL Montana assessed the likelihood of a loss for these years as reasonably possible.  However, PPL Montana has not recorded a loss accrual for these years, as the likelihood of a loss was not deemed probable.

For 2007 and subsequent years, PPL Montana's management believes that while it also has meritorious arguments, it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana recorded a loss accrual equal to the low end of this range.

PPL Montana will continue to assess the loss exposure for the Montana hydro litigation in future periods.

SFAS 157

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

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  In PPL Energy Supply's 2007 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  PPL Energy Supply's reportable segments are Supply and International Delivery.  In 2007, PPL Energy Supply sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  See Note 8 to the Financial Statements for information on the sales.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2007 Form 10-K for a discussion of PPL Energy Supply's strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2008, with the same periods in 2007.

Earnings

Net income was:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007

$157	$320	$361	$467

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

Segment Results

Net income by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Supply	$95	$137	$201	$256
International Delivery	62	183	160	211
Total	$157	$320	$361	$467

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL Energy Supply completed the sale of its domestic telecommunication operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Energy revenues (a)	$340	$833	$1,119	$1,594
Energy-related businesses	120	174	225	347
Total operating revenues	460	1,007	1,344	1,941
Fuel and energy purchases (a)	(121)	383	164	724
Other operation and maintenance	217	192	454	380
Depreciation	47	39	88	77
Taxes, other than income	9	10	11	18
Energy-related businesses	115	196	218	392
Total operating expenses	267	820	935	1,591
Other Income - net	6	18	14	31
Interest Expense	42	27	75	54
Income Taxes	61	41	146	70
Minority Interest	1		1	1
Net Income	$95	$137	$201	$256

(a)	Includes unrealized gains and losses from economic hedge activity. See Note 14 to the Financial Statements for additional information.

The after-tax change in net income between these periods was due to the following factors.

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$(24)	$(36)
Western U.S. non-trading margins	1	2
Net energy trading margins	25	19
Taxes, other than income		4
Depreciation	(6)	(6)
Other operating expenses	1	(10)
Interest expense	(8)	(12)
Earnings from synfuel projects	(7)	(34)
Realized earnings on nuclear plant decommissioning trust		(3)
Other	(11)	(7)
Special items	(13)	28
	$(42)	$(55)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher other operating expenses for the six months ended June 30, 2008, were attributable to higher operating costs at the fossil/hydro generating stations (including higher outage costs at the Eastern U.S. fossil/hydro stations) and higher operating costs in the energy marketing business.  Partially offsetting these increases were lower outage costs at the Susquehanna nuclear station.

•	Lower earnings contribution from synfuel projects for both periods was the result of the expiration of federal tax credits and closure of the synfuel facilities at the end of 2007.

•	Interest expense was higher for both periods primarily due to higher interest expense on long-term debt.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Mark-to-market adjustments from certain economic hedges (a)	$4	$16	$54	$26
Impairment of nuclear plant decommissioning trust investments (Note 12)	(4)		(4)
Sale of domestic telecommunication operations (Note 8)		(2)		(20)
PJM billing dispute (b)				(1)
Off-site remediation of ash basin leak (Note 10)	1		1
Colstrip groundwater litigation (Note 10)			(5)
Synthetic fuel tax adjustment (Note 10)			(13)
Total	$1	$14	$33	$5

(a)
These economic hedge transactions do not qualify for hedge accounting under SFAS 133, or hedge accounting was not elected; however, they economically hedge a specific risk and do not represent speculative trading activity.  These transactions are highly probable of going to physical delivery; therefore, the mark-to-market gains or losses on these transactions will reverse by the time the transactions settle in the future.  See "Domestic Gross Energy Margins by Region" and Note 14 to the Financial Statements for additional information regarding economic activity.

(b)	Represents additional interest related to the settlement of this litigation in 2007.

Outlook

Excluding special items, PPL Energy Supply projects lower earnings for its Supply segment in 2008 compared with 2007 as a result of the loss of synfuel-related benefits and higher depreciation and operating expenses for scrubbers that have been or will be installed during 2008 at its Montour and Brunner Island coal-fired power plants.  PPL Energy Supply now expects its energy margins to be flat in 2008 compared with 2007.  During the second half of 2008, increased margins as a result of higher-valued wholesale energy contracts and higher expected base-load generation are expected to be offset by higher coal commodity and transportation costs, and lower expected margins from PPL Energy Supply's marketing and trading activities as a result of reduced liquidity in certain energy markets.

The earnings projection for 2008 does not include the impact of a potential impairment of PPL Energy Supply's emission allowances.  In July 2008, the United States Court of Appeals for the D.C. Circuit invalidated the EPA's Clean Air Interstate Rule (CAIR), stating that a regional cap-and-trade program cannot be used to facilitate attainment of the ozone and fine particulates standards.

As a result of this Court decision, PPL Energy Supply now anticipates that its annual nitrogen oxide allowances and its sulfur dioxide allowances may be impaired.  The combined book value for these emission allowances was approximately $100 million at June 30, 2008, excluding the seasonal nitrogen oxide allowances unaffected by the Court's ruling.  The amount of any third quarter 2008 impairment charge will be based on, among other factors, an assessment of the emission allowances PPL Energy Supply expects to consume in future periods, and prevailing market prices.  As a result of the Court's decision, PPL Energy Supply also is reviewing aspects of its previously announced program to install certain pollution control equipment to meet the CAIR requirements.  In addition, as a part of the analysis of the potential financial impacts of this decision, PPL Energy Supply is reviewing the relevant contracts for the purchase of these allowances.  See Note 10 to the Financial Statements for additional information.

Although the annual planning cycle is not yet completed, PPL Energy Supply expects 2009 earnings for its Supply segment to be lower than projected 2008 earnings, excluding special items.  Factors contributing to these lower earnings are rising delivered fuel prices and the completion of the scrubber construction program, coupled with lower sulfur dioxide allowance prices.  PPL Energy Supply's ability to recover these fuel cost increases is constrained by the existence of the fixed-price PLR contract that expires at the end of 2009.

As discussed in "Item 1A. Risk Factors" in PPL Energy Supply's 2007 Form 10-K, activities by the FERC, other governmental authorities and other involved parties can have a significant effect on market prices for wholesale electricity, and thus on the margins that PPL EnergyPlus achieves on its future sales of energy.  In April 2008, the FERC denied PJM's request to increase the Cost of New Entry element of the PJM capacity pricing formula.  In a separate action, in connection with Duquesne Light Company's (Duquesne) decision to leave PJM, in April 2008 the FERC ruled that PJM may grant capacity resources in the Duquesne zone transmission rights that would facilitate inclusion of such capacity in PJM's Reliability Pricing Model (RPM) capacity markets, beginning with the 2011-2012 planning year auction, notwithstanding that such capacity would be treated as external generation to PJM at the time it had to be delivered.  In response, PJM has indicated that it will grant generators in the Duquesne zone of PJM the necessary transmission rights.  These FERC and PJM actions reduced capacity prices for the 2011-2012 RPM capacity auction that took place in May 2008 and could reduce capacity prices for future RPM capacity auctions.  Because a large portion of PPL Energy Supply's generating capacity is located in PJM, the impact of any such reduced RPM capacity prices on PPL Energy Supply could be material.  PPL Energy Supply cannot predict the ultimate outcome of these or related FERC proceedings and the impact on capacity prices in PJM or on PPL Energy Supply's financial results.  See Note 10 to the Financial Statements for information on recent FERC litigation related to the RPM pricing model.

International Delivery Segment

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  PPL Global's major remaining international business is located in the U.K.  In 2007, PPL completed the sale of its Latin American operating businesses.  In the first quarter of 2008, PPL Global recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  PPL Global may recognize additional adjustments and/or expenses in Discontinued Operations until this process is complete.  See Note 8 to the Financial Statements for additional information.

The International Delivery segment results in 2008 and 2007 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Utility revenues	$211	$218	$452	$434
Energy-related businesses	9	9	18	19
Total operating revenues	220	227	470	453
Other operation and maintenance	50	69	96	125
Depreciation	35	35	71	78
Taxes, other than income	17	16	34	32
Energy-related businesses	3	4	6	9
Total operating expenses	105	124	207	244
Other Income - net	1	6	4	17
Interest Expense	34	45	72	94
Income Taxes	20	(18)	40	(3)
Income from Discontinued Operations		101	5	76
Net Income	$62	$183	$160	$211

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended
U.K.:
Delivery margins	$2	$18
Depreciation		5
Other operating expenses	5	11
Interest expense	3	6
Income taxes	(1)	12
Foreign currency exchange rates	1	2
Hyder liquidation distributions (Note 8)	(1)	(3)
Gain on transfer of equity investment (Note 8)		(5)
Other	(1)	(4)
Discontinued operations (Note 8)	(18)	(28)
Change in tax reserves (Note 5)	(31)	(31)
Other	3	9
Special item	(83)	(43)
	$(121)	$(51)

•
The U.K.'s earnings for the six months ended June 30, 2008, were favorably impacted by higher delivery margins primarily due to higher prices, which include the annual regulatory adjustment for inflation.

•
Lower U.K. other operating expenses for both periods were primarily due to lower pension expense resulting from an improvement in the fair value of pension assets and an increase in the discount rate, partially offset by lower mortality rates.

•
Lower U.K. income taxes for the six months ended June 30, 2008, were primarily due to a favorable U.K. taxing authority determination in 2008 related to deductibility of imputed interest on a loan from Hyder.

The following after-tax amount, which management considers a special item, also had a significant impact on the International Delivery segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sale of Latin American businesses (Note 8)		$83		$43

Outlook

Excluding special items, PPL Energy Supply projects the earnings of its International Delivery segment will decline in 2008 compared with 2007.  This decline is a result of the 2007 sale of PPL Energy Supply's Latin American businesses and higher U.S. income taxes primarily driven by certain U.S. income tax benefits realized in 2007.  Partially offsetting the impact of these negative earnings drivers are lower U.K. pension expense and lower financing costs.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investors' understanding of PPL Energy Supply's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL Energy Supply believes that "Domestic Gross Energy Margins" is useful and meaningful to investors because it provides them with the results of PPL Energy Supply's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL Energy Supply's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Domestic Gross Energy Margins" as defined by PPL Energy Supply and "Operating Income."

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Operating Income (a)	$308	$290	$672	$559
Adjustments:
Utility (a)	(211)	(218)	(452)	(434)
Energy-related businesses, net (b)	(11)	17	(19)	35
Other operation and maintenance (a)	267	261	550	505
Depreciation (a)	82	74	159	155
Taxes, other than income (a)	26	26	45	50
Revenue adjustments (c)	(5)	21	(8)	48
Expense adjustments (c)	(3)	(4)	(6)	(8)
Domestic gross energy margins	$453	$467	$941	$910

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended June 30,
	2008	2007	Change
Revenue
Wholesale energy marketing to affiliate (a)	$428	$422	$6
Unregulated retail electric and gas (a)	33	23	10
Wholesale energy marketing (a)	(173)	379	(552)
Net energy trading margins (a)	52	9	43
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(3)	(4)	1
Gains from sale of emission allowances (c)		26	(26)
Other	(2)	(1)	(1)
Total revenue adjustments	(5)	21	(26)
	335	854	(519)
Expense
Fuel (a)	208	202	6
Energy purchases (a)	(359)	144	(503)
Energy purchases from affiliate (a)	30	37	(7)
Expense adjustments (b)	3	4	(1)
	(118)	387	(505)
Domestic gross energy margins	$453	$467	$(14)
	Six Months Ended June 30,
	2008	2007	Change
Revenue
Wholesale energy marketing to affiliate (a)	$917	$903	$14
Unregulated retail electric and gas (a)	67	45	22
Wholesale energy marketing (a)	85	628	(543)
Net energy trading margins (a)	50	18	32
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(7)	(8)	1
Gains from sale of emission allowances (c)	1	57	(56)
Other	(2)	(1)	(1)
Total revenue adjustments	(8)	48	(56)
	1,111	1,642	(531)
Expense
Fuel (a)	451	435	16
Energy purchases (a)	(345)	215	(560)
Energy purchases from affiliate (a)	58	74	(16)
Expense adjustments (b)	6	8	(2)
	170	732	(562)
Domestic gross energy margins	$941	$910	$31

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	Included in "Other operation and maintenance" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.  PPL Energy Supply further segregates non-trading activities into two categories:  hedge activity and economic activity.  Economic activity represents the net unrealized effect of derivative transactions that are entered into as economic hedges, and that do not qualify for hedge accounting, or hedge accounting was not elected under SFAS 133.

	Three Months Ended June 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$346	$393	$(47)
Western U.S.	55	65	(10)
Net energy trading	52	9	43
Domestic gross energy margins	$453	$467	$(14)

	Six Months Ended June 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$769	$759	$10
Western U.S.	122	133	(11)
Net energy trading	50	18	32
Domestic gross energy margins	$941	$910	$31

Eastern U.S.

Eastern U.S. non-trading margins, excluding unrealized results from economic activity and hedge ineffectiveness, were $39 million and $62 million lower during the three and six months ended June 30, 2008, compared with the same periods in 2007.  The decrease for the three and six months ended was primarily due to higher average fuel prices, which were up 17% and 12%, and lower base-load generation which was down 2% for both periods primarily due to the retirement of the Martins Creek coal units in September 2007.  Partially offsetting these lower margins was a 1.4% increase in PLR sales prices in accordance with the schedule established by the PUC Final Order.

Eastern U.S. non-trading margins that resulted from unrealized economic activity and hedge ineffectiveness were $8 million lower during the three months ended June 30, 2008, compared with the same period in 2007.  This decrease was due to unrealized losses on dedesignated cash flow hedges, partially offset by unrealized gains on hedge FTRs and load-following deals.  For the six months ended June 30, 2008, eastern U.S. non-trading margins that resulted from unrealized economic activity and hedge ineffectiveness were $72 million higher compared with the same period in 2007.  This increase was due to unrealized gains on hedge FTRs and purchases to supply load-following contracts, which was driven by increases in power and gas prices, partially offset by unrealized losses on dedesignated cash flow hedges.

Western U.S.

Western U.S. non-trading margins, excluding unrealized results from economic activity and hedge ineffectiveness were insignificant for the three months ended June 30, 2008, compared with the same period in 2007.  For the six months ended June 30, 2008, non-trading margins excluding unrealized results from economic activity and hedge ineffectiveness, were $4 million higher compared with the same period in 2007.  The increase for the six months ended is primarily due to higher margins from wholesale activity due to favorable pricing, partially offset by lower hydro generation.

Western U.S. non-trading margins that resulted from unrealized economic activity and hedge ineffectiveness were lower for the three and six months ended June 30, 2008, by $9 million and $15 million compared with the same periods in 2007.  This decrease was primarily due to unrealized losses on dedesignated cash flow hedges.

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

During the three months ended June 30, 2008, net energy trading margins increased by $43 million, compared with the same period in 2007.  This increase consists of $26 million of higher realized gains and $17 million of higher unrealized gains, both driven by increased FTR activity.  During the six months ended June 30, 2008, net energy trading margins increased by $32 million, compared with the same period in 2007.  This increase consists of $25 million of higher realized gains and $7 million of higher unrealized gains, both driven by increased FTR activity.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

GWh	4,429	2,559	8,867	5,347
Bcf	4.9	2.9	10.5	8.2

Utility Revenues

The changes in utility revenues were attributable to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

U.K. retail electric revenue	$(8)	$14
U.K. foreign currency exchange rates	1	4
	$(7)	$18

The decrease in U.K. utility revenues for the three months ended June 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to a decrease in engineering services performed for third parties, partially offset by an increase in sales volume.

The increase in U.K. utility revenues for the six months ended June 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to an increase in prices effective April 1, partially offset by a decrease in engineering services performed for third parties.

Energy-related Businesses

Energy-related businesses contributed $28 million more to operating income for the three months ended June 30, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	$19 million less in operating losses from synfuel projects. The projects ceased operation at the end of 2007;
•	a $3 million impairment in 2007 of domestic telecommunication assets that were subsequently sold in 2007 (see Note 8 to the Financial Statements); and
•
a $7 million net loss recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits.  No such options were held in 2008, as PPL Energy Supply's synthetic fuel operations have ceased; partially offset by

•	$3 million less in earnings from those domestic telecommunication assets that were sold in 2007.

Energy-related businesses contributed $54 million more to operating income for the six months ended June 30, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	$34 million less in operating losses from synfuel projects. The projects ceased operation at the end of 2007; and
•	a $34 million impairment in 2007 of domestic telecommunication assets that were subsequently sold in 2007 (see Note 8 to the Financial Statements); partially offset by
•
a $14 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits.  No such options were held in 2008, as PPL Energy Supply's synthetic fuel operations have ceased; and

•	$5 million less in earnings from those domestic telecommunication assets that were sold in 2007.

See Note 10 to the Financial Statements for additional information on the synthetic fuel tax credits and the synfuel projects.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Lower gains on sale of emission allowances	$27	$56
Salary expense	2	17
Colstrip groundwater litigation (Note 10)	1	8
Outage costs at Western and Eastern U.S. fossil/hydro stations	1	8
U.K. foreign currency exchange rates	1	1
Off-site remediation of ash basin leak (Note 10)	(2)	(2)
Outage costs at Susquehanna nuclear station	(2)	(4)
Allocation of corporate service costs (Note 11)	(1)	(9)
WPD recoverable engineering services	(11)	(12)
Defined benefit costs	(7)	(15)
Other	(3)	(3)
	$6	$45

Depreciation

The increases in depreciation expense were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Additions to PP&E	$11	$17
Extension of useful lives of certain WPD network assets in 2007	(3)	(13)
	$8	$4

Taxes, Other Than Income

Taxes, other than income decreased by $5 million during the six months ended June 30, 2008, compared with the same period in 2007. The decrease was primarily due to a decrease in PPL Montana's property taxes, as the 2008 period included a $7 million refund credit.  The credit was partially offset by a $1 million increase in WPD property taxes.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

The changes in interest expense, which includes "Interest Expense with Affiliates," were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Long-term debt interest expense	$4	$7
Amortization of debt issuance costs		2
Redemption of 8.23% Subordinated Debentures in 2007 (Note 11)		(4)
Capitalized interest	(1)	(9)
Other	1	3
	$4	$(1)

Income Taxes

The increases in income taxes were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Decrease in synthetic fuel and other tax credits	$25	$64
Tax reserve adjustments (Note 5)	51	40
Higher pre-tax book income	1	34
Tax expense on foreign earnings	2	5
Domestic manufacturing deduction	(3)	(5)
Tax return adjustments	(17)	(17)
Other	(1)	(2)
	$58	$119

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

Income from Discontinued Operations decreased by $101 million during the three months ended June 30, 2008, compared with the same period in 2007.  The decrease was primarily attributable to a $101 million decrease in income from PPL Energy Supply's Latin American operating businesses that were sold in 2007, which included an $89 million after-tax gain from the sale of its El Salvadoran business.

Income from Discontinued Operations decreased by $71 million during the six months ended June 30, 2008, compared with the same period in 2007.  The decrease was primarily attributable to a $71 million decrease in income from PPL Energy Supply's Latin American operating businesses that were sold in 2007, which included an $89 million after-tax gain from the sale of its El Salvadoran business and an after-tax impairment charge of $19 million to its Bolivian businesses.

See "Discontinued Operations" in Note 8 to the Financial Statements for additional information on the 2007 sale of PPL Energy Supply's Latin American operating businesses.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	June 30, 2008	December 31, 2007

Cash and cash equivalents	$355	$355
Short-term investments (a)	89	102
	$444	$457
Short-term debt	$450	$51

(a)	Includes $10 million of auction rate securities at December 31, 2007. See below for further discussion of auction rate securities.

PPL Energy Supply's cash and cash equivalents position was unchanged as of June 30, 2008, compared to December 31, 2007, which is primarily the net result of:

•	$799 million of cash provided by operating activities;
•	a net increase in short-term debt of $400 million (excluding the impact of foreign currency translation adjustments);
•	proceeds of $399 million from the issuance of long-term debt;
•	$95 million of contributions from Member;
•	distributions to Member of $567 million;
•	$516 million of capital expenditures;
•	a net increase of $275 million in restricted cash and cash equivalents;
•	$247 million in net expenditures for intangible assets;
•	the retirement of $57 million of long-term debt;
•	$13 million in net purchases of nuclear plant decommissioning trust investments; and
•	$14 million in net purchases of other investments.

Auction Rate Securities

PPL Energy Supply had auction rate securities totaling $17 million at June 30, 2008, which were classified as "Investments - Other," and $10 million at December 31, 2007, which were classified as "Short-term investments" on the Balance Sheets.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to continue to hold an investment at a new reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continued to impact PPL Energy Supply's auction rate securities.

At June 30, 2008, PPL Energy Supply concluded that the fair market value of these auction rate securities was $17 million, a decline of $7 million from par value.  Because PPL Energy Supply intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL Energy Supply believes that it does not have material realized loss exposure.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  Additionally, PPL Energy Supply does not anticipate having to sell these securities in order to fund operations.  As such, the decline in fair value was deemed temporary and is due to general market conditions.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Commercial Paper

PPL Energy Supply had $350 million of commercial paper, with a weighted-average interest rate of 3.00%, outstanding at June 30, 2008, under its $500 million commercial paper program.

Credit Facilities

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement, under which it can cause the bank to issue letters of credit, from $200 million to $300 million and extended the expiration date of the agreement to March 2009.

PPL Energy Supply currently does not expect to make any modifications in 2008, including extending the expiration date, to its $3.4 billion five-year credit facility that expires in June 2012.  At June 30, 2008, PPL Energy Supply had cash borrowings of $100 million, at an interest rate of 2.94%, outstanding under this facility.

At June 30, 2008 and December 31, 2007, PPL Energy Supply had $1.8 billion and $683 million of letters of credit outstanding under its domestic credit facilities.  This change primarily related to increased collateral requirements in connection with energy marketing and trading activities.

In January 2008, WPDH Limited extended the expiration date of its £150 million (approximately $296 million) five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.

Financing Activities

In March 2008, PPL Energy Supply issued $400 million of 6.50% Senior Notes due 2018 (6.50% Notes).  The 6.50% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $396 million, net of a discount and underwriting fees, from the issuance of the 6.50% Notes.  The proceeds have been used for general corporate purposes, including capital expenditures relating to the installation of pollution control equipment by PPL Energy Supply subsidiaries.

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (Bonds) that were issued by the Pennsylvania Economic Development Financing Authority on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) included a market price trigger that permitted holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeded $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  The holders of the Convertible Senior Notes also had the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  In April 2008, the holders were notified that, in accordance with the terms of the Convertible Senior Notes, PPL Energy Supply was calling for redemption on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.

The Convertible Senior Notes were subject to conversion at the election of the holders any time prior to May 20, 2008 as a result of the market price trigger being met and the notes being called for redemption.  Upon conversion of the Convertible Senior Notes, PPL Energy Supply was required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the six months ended June 30, 2008, Convertible Senior Notes in an aggregate principal amount of $57 million were presented for conversion.  The total conversion premium related to these conversions was $56 million, which was settled with 1,128,341 shares of PPL common stock, together with an insignificant amount of cash in lieu of fractional shares.  On May 20, 2008, PPL Energy Supply redeemed an insignificant amount of Convertible Senior Notes.  As of June 30, 2008, no Convertible Senior Notes remain outstanding.

In July 2008, PPL Energy Supply issued $300 million of 6.30% Senior Notes due 2013 (6.30% Notes).  The 6.30% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $298 million, net of a discount and underwriting fees, from the issuance of the 6.30% Notes.  The proceeds have been used to repay short-term debt.

Leases

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  See Note 18 to the Financial Statements for additional information.

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

Moody's and S&P did not take any actions related to PPL Energy Supply and its rated subsidiaries during the six months ended June 30, 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL Energy Supply and affirmed all its ratings.  In May 2008, Fitch changed its outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) to positive from stable.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2007 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.  PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at June 30, 2008 and December 31, 2007, including net premiums on options, was $116 million and $67 million.

The following chart sets forth the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  For the periods ended June 30, 2008, these amounts reflect fair value as defined by SFAS 157, as amended.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$(268)	$(13)	$(305)	$(111)
Contracts realized or otherwise settled during the period	(96)	(38)	(87)	(20)
Fair value of new contracts entered into during the period	70	(48)	170	44
Changes in fair value attributable to changes in valuation techniques (a)			55
Other changes in fair value	(760)	(146)	(887)	(158)
Fair value of contracts outstanding at the end of the period	$(1,054)	$(245)	$(1,054)	$(245)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL Energy Supply's non-trading commodity derivative contracts at June 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$9				$9
Prices based on significant other observable inputs	151	$(1,103)	$(388)	$1	(1,339)
Prices based on significant unobservable inputs		1	58	217	276
Fair value of contracts outstanding at the end of the period	$160	$(1,102)	$(330)	$218	$(1,054)

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2013.  The following chart sets forth PPL Energy Supply's net fair value of trading contracts.  The three and six months ended June 30, 2008, reflect fair value as defined by SFAS 157.  See Note 13 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$22	$45	$16	$41
Contracts realized or otherwise settled during the period	(56)	(14)	(41)	(27)
Fair value of new contracts entered into during the period	31	5	23	21
Other changes in fair value	19	12	18	13
Fair value of contracts outstanding at the end of the period	$16	$48	$16	$48

PPL Energy Supply will reverse unrealized gains of approximately $11 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL Energy Supply's trading portfolio at June 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$(10)				$(10)
Prices based on significant other observable inputs	14	$15	$(1)		28
Prices based on significant unobservable inputs	(2)				(2)
Fair value of contracts outstanding at the end of the period	$2	$15	$(1)		$16

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL Energy Supply often elects not to completely hedge its generation output or fuel requirements.  PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2008 gross margins by $14 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $13 million.

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Management Committee assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At June 30, 2008, the VaR for PPL Energy Supply's portfolio was as follows:

	Trading VaR	Non-Trading MTM VaR
95% Confidence Level, One-Day Holding Period
Period End	$2	$41
Average for the Period	3	30
High	4	41
Low	2	24

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

At June 30, 2008, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $3 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at June 30, 2008, would increase the fair value of its debt portfolio by $248 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At June 30, 2008, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At June 30, 2008, the fair value of these instruments was a net asset of $1 million.  PPL Energy Supply estimated that a 10% adverse movement in interest rates at June 30, 2008, would decrease the net asset by $1 million.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at June 30, 2008, was a net liability of $113 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at June 30, 2008, would increase the net liability by $99 million.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of PPL Energy Supply's net investment in WPD.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  The total notional amount of the contracts outstanding at June 30, 2008, was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At June 30, 2008, the fair value of these positions was a net asset of $4 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2008, would decrease the net asset by $12 million.

To economically hedge the translation of 2008 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL.  At June 30, 2008, the total exposure hedged was £43 million.  These forwards and options have termination dates ranging from July 2008 to December 2008.  At June 30, 2008, the net fair value of these positions was not significant.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2008, would increase the net liability position by $7 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At June 30, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear plant decommissioning trust policy statement.  At June 30, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $36 million reduction in the fair value of the trust assets.  See Note 21 in PPL Energy Supply's 2007 Form 10-K for additional information regarding the nuclear plant decommissioning trust funds.

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

During the second quarter of 2008, PPL Energy Supply increased the capacity of several existing generating facilities.  The aggregate capacity increase was 66 MW.  PPL Energy Supply is currently planning additional incremental capacity increases of 265 MW at its existing generating facilities.  See Note 8 to the Financial Statements for additional information on the progress of the PPL Susquehanna nuclear plant uprate project.  Offsetting this increase is an expected 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset for an upfront payment.  See Notes 15 and 18 to the Financial Statements for additional information.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Note 2 to the Financial Statements for a discussion of new accounting standards adopted and Note 19 to the Financial Statements for a discussion of new accounting standards pending adoption.

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

Following are updates to the critical accounting policies disclosed in PPL Energy Supply's 2007 Form 10-K.

Leasing

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that will be accounted for as an operating lease.  See Notes 15 and 18 to the Financial Statements for additional information.

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital.  Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease.  If this transaction were to be accounted for as a capital lease, PPL would have recorded approximately $284 million of additional assets and liabilities on the Balance Sheet at June 30, 2008.

Loss Accruals

In June 2008, PPL Montana's management assessed the loss exposure related to the Montana hydroelectric litigation, given the June 2008 decision by the Montana First Judicial District Court (District Court).  The District Court awarded compensation of approximately $34 million for the years 2000 through 2006, and approximately $6 million for 2007 compensation as rent for the use of the State of Montana's streambeds by PPL Montana's hydroelectric facilities.  The District Court also deferred the determination of compensation for 2008 and subsequent years to the Montana State Land Board (Land Board).  PPL Montana intends to appeal the decision of the District Court to the Montana Supreme Court and will continue to vigorously defend its position.  It also intends to seek a stay of judgment, including a stay of the Land Board's authority to assess compensation against PPL Montana for 2008 and future periods.  See Note 10 to the Financial Statements for additional information on this litigation.

PPL Montana's management concluded, based on its assessment and after consultations with its trial counsel, that it has meritorious arguments on appeal for the years 2000 through 2006.  PPL Montana assessed the likelihood of a loss for these years as reasonably possible.  However, PPL Montana has not recorded a loss accrual for these years, as the likelihood of a loss was not deemed probable.

For 2007 and subsequent years, PPL Montana's management believes that while it also has meritorious arguments, it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana recorded a loss accrual equal to the low end of this range.

PPL Montana will continue to assess the loss exposure for the Montana hydro litigation in future periods.

SFAS 157

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

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania.  Its headquarters are in Allentown, Pennsylvania.  In PPL Electric's 2007 Form 10-K, see "Item 1. Business - Background" for a description of its business and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of its strategy and the risks and the challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings and continues with a description of key factors that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2008, with the same periods in 2007.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Income available to PPL was:

Three Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007

$32	$30	$83	$82

The after-tax change in income available to PPL between these periods was due to the following factors.

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$6	$16
Operating expenses	(1)	(8)
Other income - net	(2)	(6)
Other	(1)	(1)
	$2	$1

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by:

•	higher delivery revenues attributable to normal load growth and a base rate increase effective January 1, 2008;
•	higher operating expenses primarily due to increased usage of contractors and other inflationary increases; and
•	lower other income primarily due to lower interest income in 2008 and lower gains on property sales.

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

Components of the Strategy are included in various bills.  One such bill that passed in the Pennsylvania House of Representatives in February 2008 contains conservation and demand-side management targets and mandatory deployment of smart metering technology.  The bill provides for full and current cost recovery through an energy efficiency and demand-side management recovery mechanism.

In September 2007, the Pennsylvania General Assembly (General Assembly) convened a special session to address the proposals in the Governor's Strategy.  The Pennsylvania Senate has formed a special committee to manage legislation for the special legislative session.  As an alternative to the $850 million Energy Independence Fund that the Governor initially proposed, the General Assembly passed, and the Governor signed, a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.

Since September 2007, PPL Electric has been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan  provided that customers could pay additional amounts on their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest, would be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration of the proposal by the PUC.  Ten parties filed responses to PPL Electric's petition, primarily because the proposal offered the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties negotiated a settlement agreement  under which PPL Electric agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll) and to make the program available to customers enrolled in budget billing.  In March 2008, the Administrative Law Judge assigned to this case recommended that the PUC approve the settlement agreement.  The PUC has postponed taking action on the approval of the agreement.  In May 2008, as a result of this postponement, PPL Electric announced that it must delay the planned start date for the proposed phase-in option to allow adequate time for PPL Electric to publicize the plan and for eligible customers to make an informed choice about whether to enroll.  PPL Electric cannot predict if and when the PUC will take further action in this matter.

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

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

PLR	$7	$15
Delivery	1	8
Other	1	1
	$9	$24

Higher PLR and delivery revenues for both periods were attributable to normal load growth.  A base rate increase effective January 1, 2008, also contributed to higher delivery revenues.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decreases of $7 million and $16 million in wholesale electric to affiliate for the three and six months ended June 30, 2008, compared with the same periods in 2007, were primarily due to the expiration of a NUG contract at the end of 2007, partially offset by higher prices and volume on certain NUG contracts.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases

The decreases of $6 million and $16 million in energy purchases for the three and six months ended June 30, 2008, compared with the same periods in 2007, were primarily due to the expiration of a NUG contract at the end of 2007, partially offset by higher prices and volume on certain NUG contracts.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases from Affiliate

The increase in energy purchases from affiliate of $6 million for the three months ended June 30, 2008, compared with the same period in 2007, was primarily attributable to higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support the PLR load.

The increase in energy purchases from affiliate of $14 million for the six months ended June 30, 2008, compared with the same period in 2007, was primarily attributable to increases in PLR load, and partially due to higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support the PLR load.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Uncollectible accounts	$4	$6
Contractor expense	2	5
Salary expense		4
PUC-reportable storm costs	(3)	2
Regulatory asset amortization	1	2
Customer service expense	(4)	(2)
Allocation of certain corporate service costs (Note 11)	2	(2)
Advertising	(3)	(2)
Insurance recovery of storm costs		(5)
Other	3	5
	$2	$13

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Long-term debt interest expense primarily due to the repayment of transition bonds	$(5)	$(10)
Interest on PLR contract collateral (Note 11)	(3)	(4)
Other	(1)	(2)
	$(9)	$(16)

Income Taxes

The increases in income taxes were due to:

	June 30, 2008 vs. June 30, 2007
	Three Months Ended	Six Months Ended

Higher pre-tax book income	$2	$3
Tax reserve adjustments (Note 5)	1	1
	$3	$4

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	June 30, 2008	December 31, 2007

Cash and cash equivalents	$65	$33
Short-term debt	41	41

The $32 million increase in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$187 million of cash provided by operating activities;
•	the net receipt of $202 million under a demand loan with an affiliate;
•	the retirement of $160 million of long-term debt;
•	$131 million of capital expenditures;
•	the payment of $48 million of common stock dividends to PPL; and
•	a net increase of $11 million in restricted cash and cash equivalents.

Credit Facilities

PPL Electric currently does not expect to make any modifications in 2008, including extending the expiration date, to its $200 million five-year credit facility that expires in May 2012.

The credit agreement related to PPL Electric's and a subsidiary's participation in an asset-backed commercial paper program expired in July 2008.  PPL Electric and the subsidiary expect to enter into a similar asset-backed commercial paper program with a different financial institution and commercial paper conduit in the third quarter of 2008.

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

Moody's and S&P did not take any actions related to PPL Electric or PPL Transition Bond Company during the six months ended June 30, 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL Electric and affirmed all of the ratings for PPL Electric, with the exception that it lowered the preferred stock rating to BBB from BBB+.  Fitch stated in the related press release that the lower preferred stock rating reflects its junior position in the capital structure and does not reflect any change in credit quality.

Capital Expenditures

PPL Electric's estimate of capital expenditures for the years 2008 through 2012 was not materially changed from that disclosed in the 2007 Form 10-K, except for an increase in the estimated construction costs related to the PJM-approved regional transmission line expansion project.  At June 30, 2008, PPL Electric's estimated share of the project costs increased to $509 million from $320 million.

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

Commodity Price Risk - PLR Contracts subsequent to 2009

In order to mitigate the risk that PPL Electric will not be able to obtain adequate energy supply subsequent to 2009, when the full requirements energy supply agreements with PPL EnergyPlus expire, PPL Electric has entered into power purchase agreements that include fixed prices.  PPL Electric's future financial performance will be affected by its ability to enter into other new supply contracts, the duration and pricing of such contracts relative to prevailing market conditions, and the regulatory treatment for such contracts and the associated recovery of its supply costs.  Depending on these factors, PPL Electric's financial results may be materially adversely affected.  See "Results of Operations - Earnings - Outlook" for information on the PUC-approved procurement plan and other ongoing Pennsylvania regulatory and legislative activities.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At June 30, 2008, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at June 30, 2008, would increase the fair value of its debt portfolio by $46 million.

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

New Accounting Standards

See Note 2 to the Financial Statements for a discussion of new accounting standards adopted and Note 19 to the Financial Statements for a discussion of new accounting standards pending adoption.

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

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2008, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4(T).  Controls and Procedures

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2008, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on May 21, 2008, the shareowners:

(1)	Elected the three nominees for the office of director. The votes for individual nominees were:
		Number of Votes
		For	Withhold Authority
	Frederick M. Bernthal	303,823,682	8,735,687
	Louise K. Goeser	304,493,281	8,066,088
	Keith H. Williamson	306,059,296	6,500,073

	Directors whose terms of office continued were John W. Conway, E. Allen Deaver, Stuart Heydt, James H. Miller, Craig A. Rogerson, W. Keith Smith and Susan M. Stalnecker.

(2)
Approved an amendment and restatement of PPL's Articles of Incorporation to eliminate the supermajority voting requirements.  The vote was 301,071,767 in favor and 6,694,895 against, with 4,792,707 abstaining and no broker non-votes.

(3)
Ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2008.  The vote was 306,709,650 in favor and 2,451,543 against, with 3,398,176 abstaining and no broker non-votes.

At PPL Electric's Annual Meeting of Shareowners held on May 22, 2008, the shareowners:

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2008, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2008, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 1, 2008	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)