Form 10-Q
period 2008-09-30
PPL CORP; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2008-11-04
CIK 922224, 1161976, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 374,576,538 shares outstanding at October 31, 2008.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2008.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility subsidiary of PPL that provided natural gas distribution, transmission and storage services, and the competitive sale of propane until its sale in October 2008.

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

2001 Senior Secured Bond Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as trustee, as supplemented.

2007 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2007.

A.M. Best - A.M. Best Company, a company that reports on the condition of insurance companies.

APB - Accounting Principles Board.

ARB - Accounting Research Bulletin.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC.

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

NRC - Nuclear Regulatory Commission, the federal agency that regulates nuclear power facilities.

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

S&P - Standard & Poor's Ratings Services.

Smart meter - an electric meter that utilizes smart metering technology.

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

Synfuel projects - production facilities that manufactured synthetic fuel from coal or coal byproducts.  Favorable federal tax credits, which expired effective December 31, 2007, were available on qualified synthetic fuel products.

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

FSP FAS 157-2 - Effective Date of FASB Statement No. 157.

FSP FAS 157-3 - Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

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

SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2007 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

•	market demand and prices for energy, capacity, emission allowances and fuel;
•	fuel supply availability;
•	weather conditions affecting generation production, customer energy use and operating costs;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by our counterparties under our energy, fuel or other power product contracts;
•	the effect of any business or industry restructuring;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	significant delays in the ongoing installation of pollution control equipment at certain coal-fired generating units in Pennsylvania due to weather conditions, contractor performance or other reasons;
•	market prices of commodity inputs for ongoing capital expenditures;
•	collective labor bargaining negotiations;
•	development of new projects, markets and technologies;
•	performance of new ventures;
•	asset acquisitions and dispositions;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	any impact of hurricanes or other severe weather on PPL and its subsidiaries, including any impact on fuel prices;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	capital market conditions, including changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities; and
•	the commitments and liabilities of PPL and its subsidiaries.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Utility	$1,007	$1,016	$3,108	$3,074
Unregulated retail electric and gas	43	28	110	73
Wholesale energy marketing
Realized	758	517	1,639	1,244
Unrealized economic activity (Note 14)	1,157		361	(99)
Net energy trading margins	(132)	20	(82)	38
Energy-related businesses	148	193	395	563
Total	2,981	1,774	5,531	4,893

Operating Expenses
Operation
Fuel	267	257	718	692
Energy purchases
Realized	500	228	1,126	677
Unrealized economic activity (Note 14)	1,058	7	173	(127)
Other operation and maintenance	364	324	1,101	996
Amortization of recoverable transition costs	73	78	217	229
Depreciation	117	108	347	334
Taxes, other than income	77	73	224	223
Energy-related businesses (Note 8)	134	178	361	581
Total	2,590	1,253	4,267	3,605

Operating Income	391	521	1,264	1,288

Other Income - net	1	23	17	71

Interest Expense	120	117	338	357

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	272	427	943	1,002

Income Taxes	59	88	285	188

Minority Interest		1	1	2

Dividends on Preferred Securities of a Subsidiary	5	5	14	14

Income from Continuing Operations	208	333	643	798

(Loss) Income from Discontinued Operations (net of income taxes) (Note 8)	(5)	(11)	10	72

Net Income	$203	$322	$653	$870

Earnings Per Share of Common Stock:
Income from Continuing Operations:
Basic	$0.55	$0.88	$1.72	$2.08
Diluted	0.55	0.87	1.70	2.06
Net income:
Basic	$0.54	$0.85	$1.75	$2.27
Diluted	0.54	0.84	1.73	2.25

Dividends Declared Per Share of Common Stock	$0.335	$0.305	$1.01	$0.915

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$653	$870
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	347	345
Amortization - recoverable transition costs and other	286	327
Pre-tax gain from the sale of a Latin American business		(94)
Defined benefits	(55)	31
Deferred income taxes and investment tax credits	(56)	(95)
Impairment of assets	65	98
Gain on the sale of emission allowances	(1)	(85)
Unrealized gain on derivatives and other hedging activities	(83)	(68)
Other	56	42
Change in current assets and current liabilities
Accounts receivable	127	(65)
Accounts payable	(31)	(50)
Fuel, materials and supplies	(15)	23
Other	(150)	61
Other operating activities
Other assets	28	(33)
Other liabilities	(10)	(55)
Net cash provided by operating activities	1,161	1,252

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(979)	(1,119)
Proceeds from the sale of Latin American businesses		191
Proceeds from the sale of telecommunication operations		47
Expenditures for intangible assets	(283)	(24)
Proceeds from the sale of intangible assets	11	86
Purchases of nuclear plant decommissioning trust investments	(169)	(176)
Proceeds from the sale of nuclear decommissioning trust investments	149	165
Purchases of other investments	(50)	(516)
Proceeds from the sale of other investments	36	574
Net increase in restricted cash and cash equivalents	(70)	(35)
Other investing activities	5	10
Net cash used in investing activities	(1,350)	(797)

Cash Flows from Financing Activities
Issuance of long-term debt	699	855
Retirement of long-term debt	(299)	(904)
Issuance of common stock	19	25
Repurchase of common stock	(38)	(565)
Payment of common stock dividends	(365)	(343)
Net increase in short-term debt	109	150
Other financing activities	(9)	(17)
Net cash provided by (used in) financing activities	116	(799)

Effect of Exchange Rates on Cash and Cash Equivalents	(5)	2

Net Decrease in Cash and Cash Equivalents	(78)	(342)
Cash and Cash Equivalents at Beginning of Period	430	794
Cash and Cash Equivalents included in Assets Held for Sale	(3)	(13)
Cash and Cash Equivalents at End of Period	$349	$439

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$349	$430
Short-term investments	82	108
Restricted cash and cash equivalents	326	203
Accounts receivable (less reserve: 2008, $36; 2007, $39)
Customer	460	574
Other	75	87
Unbilled revenues	553	531
Fuel, materials and supplies	321	316
Prepayments	112	160
Deferred income taxes	35	25
Price risk management assets	630	319
Other intangibles	60	76
Assets held for sale (Note 8)	328	318
Other	19	21
Total Current Assets	3,350	3,168

Investments
Investment in unconsolidated affiliates - at equity	44	44
Nuclear plant decommissioning trust funds	498	555
Other	30	9
Total Investments	572	608

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	8,595	8,787
Generation	9,560	8,812
General	802	836
	18,957	18,435
Construction work in progress	999	1,287
Nuclear fuel	365	387
Electric plant	20,321	20,109
Gas and oil plant	68	66
Other property	184	202
	20,573	20,377
Less: accumulated depreciation	7,871	7,772
Total Property, Plant and Equipment	12,702	12,605

Regulatory and Other Noncurrent Assets
Recoverable transition costs	357	574
Goodwill	889	991
Other intangibles	550	335
Price risk management assets	970	587
Other	1,116	1,104
Total Regulatory and Other Noncurrent Assets	3,882	3,591

Total Assets	$20,506	$19,972

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt	$200	$92
Long-term debt	1,075	678
Accounts payable	656	689
Above market NUG contracts	29	42
Taxes	67	127
Interest	146	131
Dividends	130	118
Price risk management liabilities	722	423
Liabilities held for sale (Note 8)	40	68
Other	440	514
Total Current Liabilities	3,505	2,882

Long-term Debt	6,714	6,890

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,006	2,192
Price risk management liabilities	1,144	916
Accrued pension obligations	58	59
Asset retirement obligations	384	376
Above market NUG contracts	10	29
Other	781	752
Total Deferred Credits and Other Noncurrent Liabilities	4,383	4,324

Commitments and Contingent Liabilities (Note 10)

Minority Interest	19	19

Preferred Securities of a Subsidiary	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,185	2,172
Earnings reinvested	3,725	3,448
Accumulated other comprehensive loss	(330)	(68)
Total Shareowners' Common Equity	5,584	5,556

Total Liabilities and Equity	$20,506	$19,972

(a)	780 million shares authorized; 375 million shares issued and outstanding at September 30, 2008, and 373 million shares issued and outstanding at December 31, 2007.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Wholesale energy marketing
Realized	$758	$517	$1,639	$1,244
Unrealized economic activity (Note 14)	1,157		361	(99)
Wholesale energy marketing to affiliate	453	453	1,370	1,356
Utility	195	204	647	638
Unregulated retail electric and gas	43	28	110	73
Net energy trading margins	(132)	20	(82)	38
Energy-related businesses	146	191	389	557
Total	2,620	1,413	4,434	3,807

Operating Expenses
Operation
Fuel	267	257	718	692
Energy purchases
Realized	456	171	996	520
Unrealized economic activity (Note 14)	1,058	7	173	(127)
Energy purchases from affiliate	29	43	87	117
Other operation and maintenance	287	238	837	743
Depreciation	81	72	240	227
Taxes, other than income	25	24	70	74
Energy-related businesses (Note 8)	136	177	360	578
Total	2,339	989	3,481	2,824

Operating Income	281	424	953	983

Other Income - net	1	21	12	57

Interest Income from Affiliates	4	11	11	23

Interest Expense	89	73	236	217

Interest Expense with Affiliate				4

Income from Continuing Operations Before Income Taxes and Minority Interest	197	383	740	842

Income Taxes	36	72	222	139

Minority Interest		1	1	2

Income from Continuing Operations	161	310	517	701

Income from Discontinued Operations (net of income taxes) (Note 8)		13	5	89

Net Income	$161	$323	$522	$790

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$522	$790
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	240	234
Amortization	51	83
Pre-tax gain from the sale of a Latin American business		(94)
Defined benefits	(61)	26
Deferred income taxes and investment tax credits	31	(25)
Impairment of assets	61	98
Gain on the sale of emission allowances	(1)	(85)
Unrealized gains on derivatives and other hedging activities	(86)	(70)
Other	40	28
Change in current assets and current liabilities
Accounts receivable	164	(61)
Accounts payable	(27)	(90)
Fuel, materials and supplies	(9)	32
Other	(101)	125
Other operating activities
Other assets	14	(26)
Other liabilities	(4)	(71)
Net cash provided by operating activities	834	894

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(761)	(884)
Proceeds from the sale of Latin American businesses		191
Proceeds from the sale of telecommunication operations		47
Expenditures for intangible assets	(276)	(22)
Proceeds from the sale of intangible assets	11	86
Purchases of nuclear plant decommissioning trust investments	(169)	(176)
Proceeds from the sale of nuclear decommissioning trust investments	149	165
Purchases of other investments	(47)	(477)
Proceeds from the sale of other investments	33	509
Net increase in restricted cash and cash equivalents	(120)	(27)
Net increase in note receivable with affiliate	(10)
Other investing activities	2	5
Net cash used in investing activities	(1,188)	(583)

Cash Flows from Financing Activities
Issuance of long-term debt	699	6
Retirement of long-term debt	(57)	(141)
Distributions to Member	(666)	(1,272)
Contributions from Member	125	700
Net increase in short-term debt	150	111
Other financing activities	(8)	(7)
Net cash provided by (used in) financing activities	243	(603)

Effect of Exchange Rates on Cash and Cash Equivalents	(5)	2

Net Decrease in Cash and Cash Equivalents	(116)	(290)
Cash and Cash Equivalents at Beginning of Period	355	524
Cash and Cash Equivalents included in Assets Held for Sale		(13)
Cash and Cash Equivalents at End of Period	$239	$221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$239	$355
Short-term investments	82	102
Restricted cash and cash equivalents	277	146
Accounts receivable (less reserve: 2008, $21; 2007, $20)
Customer	246	376
Other	49	61
Unbilled revenues	403	339
Accounts receivable from affiliates	138	169
Note receivable from affiliate	10
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	287	282
Prepayments	63	120
Deferred income taxes	66	49
Price risk management assets	628	318
Other intangibles	60	76
Other	5	7
Total Current Assets	2,853	2,700

Investments
Investment in unconsolidated affiliates - at equity	44	44
Nuclear plant decommissioning trust funds	498	555
Other	24	5
Total Investments	566	604

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,141	4,470
Generation	9,560	8,812
General	255	334
	13,956	13,616
Construction work in progress	894	1,165
Nuclear fuel	365	387
Electric plant	15,215	15,168
Gas and oil plant	68	66
Other property	182	200
	15,465	15,434
Less: accumulated depreciation	5,935	5,904
Total Property, Plant and Equipment	9,530	9,530

Other Noncurrent Assets
Goodwill	889	991
Other intangibles	422	214
Price risk management assets	950	568
Other	715	660
Total Other Noncurrent Assets	2,976	2,433

Total Assets	$15,925	$15,267

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt	$200	$51
Long-term debt	225	283
Accounts payable	590	611
Accounts payable to affiliates	63	61
Above market NUG contracts	29	42
Taxes	70	102
Interest	130	94
Deferred revenue on PLR energy supply to affiliate	12	12
Price risk management liabilities	722	421
Other	305	357
Total Current Liabilities	2,346	2,034

Long-term Debt	5,297	4,787

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,321	1,413
Price risk management liabilities	1,143	904
Accrued pension obligations	19	23
Asset retirement obligations	384	376
Above market NUG contracts	10	29
Deferred revenue on PLR energy supply to affiliate	3	12
Other	461	465
Total Deferred Credits and Other Noncurrent Liabilities	3,341	3,222

Commitments and Contingent Liabilities (Note 10)

Minority Interest	19	19

Member's Equity	4,922	5,205

Total Liabilities and Equity	$15,925	$15,267

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Retail electric	$813	$812	$2,463	$2,438
Wholesale electric to affiliate	29	43	87	117
Total	842	855	2,550	2,555

Operating Expenses
Operation
Energy purchases	44	55	129	156
Energy purchases from affiliate	453	453	1,370	1,356
Other operation and maintenance	102	104	306	295
Amortization of recoverable transition costs	73	78	217	229
Depreciation	32	34	97	99
Taxes, other than income	51	49	155	149
Total	755	773	2,274	2,284

Operating Income	87	82	276	271

Other Income - net		2	4	12

Interest Income from Affiliate	1	5	5	14

Interest Expense	22	29	72	91

Interest Expense with Affiliate	3	4	8	13

Income Before Income Taxes	63	56	205	193

Income Taxes	22	16	72	62

Net Income	41	40	133	131

Dividends on Preferred Securities	5	5	14	14

Income Available to PPL	$36	$35	$119	$117

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$133	$131
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	97	99
Amortization - recoverable transition costs and other	232	242
Other	1	7
Change in current assets and current liabilities
Accounts receivable	(14)	(14)
Accounts payable	(53)	(26)
Prepayments	(34)	(52)
Other	23	(34)
Other operating activities
Other assets		13
Other liabilities	18	(7)
Net cash provided by operating activities	403	359

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(193)	(208)
Expenditures for intangible assets	(7)	(2)
Purchases of investments		(32)
Proceeds from the sale of investments		57
Net decrease (increase) in restricted cash and cash equivalents	41	(10)
Net decrease in note receivable from affiliate	147
Other investing activities	3	7
Net cash used in investing activities	(9)	(188)

Cash Flows from Financing Activities
Issuance of long-term debt		250
Retirement of long-term debt	(232)	(483)
Payment of common stock dividends to PPL	(73)	(95)
Payment of dividends on preferred securities	(14)	(14)
Net (decrease) increase in short-term debt	(41)	39
Other financing activities		(3)
Net cash used in financing activities	(360)	(306)

Net Increase (Decrease) in Cash and Cash Equivalents	34	(135)
Cash and Cash Equivalents at Beginning of Period	33	150
Cash and Cash Equivalents at End of Period	$67	$15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2008	December 31, 2007
Assets

Current Assets
Cash and cash equivalents	$67	$33
Restricted cash and cash equivalents	43	42
Accounts receivable (less reserve: 2008, $15; 2007, $18)
Customer	214	197
Other	17	17
Unbilled revenues	149	192
Accounts receivable from affiliates	13	16
Note receivable from affiliate	130	277
Prepayments	50	16
Prepayment on PLR energy supply from affiliate	12	12
Other	48	53
Total Current Assets	743	855

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,453	4,316
General	479	443
	4,932	4,759
Construction work in progress	92	114
Electric plant	5,024	4,873
Other property	2	2
	5,026	4,875
Less: accumulated depreciation	1,913	1,854
Total Property, Plant and Equipment	3,113	3,021

Regulatory and Other Noncurrent Assets
Recoverable transition costs	357	574
Intangibles	128	121
Prepayment on PLR energy supply from affiliate	3	12
Taxes recoverable through future rates	243	245
Other	115	158
Total Regulatory and Other Noncurrent Assets	846	1,110

Total Assets	$4,702	$4,986

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2008	December 31, 2007
Liabilities and Equity

Current Liabilities
Short-term debt		$41
Long-term debt	$649	395
Accounts payable	45	46
Accounts payable to affiliates	145	192
Taxes	30	44
Collateral on PLR energy supply from affiliate	300	300
Other	111	120
Total Current Liabilities	1,280	1,138

Long-term Debt	793	1,279

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	752	763
Other	245	220
Total Deferred Credits and Other Noncurrent Liabilities	997	983

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	543	497
Total Shareowners' Equity	1,632	1,586

Total Liabilities and Equity	$4,702	$4,986

(a)	170 million shares authorized; 66 million shares issued and outstanding at September 30, 2008 and December 31, 2007.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  The Balance Sheets at December 31, 2007, are derived from each Registrant's 2007 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2007 Form 10-K.  The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2008 financial statements.

(PPL)

In October 2008, PPL completed the sale of its natural gas distribution and propane businesses.  On the Statements of Income, the operating results of the natural gas distribution and propane businesses for the three and nine months ended September 30, 2008 and 2007, are classified as Discontinued Operations.  At September 30, 2008 and December 31, 2007, the assets and liabilities related to the natural gas distribution and propane businesses are reflected in the Balance Sheets as held for sale.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

(PPL and PPL Energy Supply)

Discontinued Operations for the nine months ended September 30, 2008, and the three and nine months ended September 30, 2007, include the results of Latin American businesses that were sold during 2007.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $3 million at September 30, 2008 and $21 million at December 31, 2007.

PPL Electric's obligation to return cash collateral to PPL Energy Supply under master netting arrangements was $300 million at September 30, 2008 and December 31, 2007.  See Note 11 for additional information.

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

PPL and its subsidiaries adopted SFAS 157, as amended by FSP FAS 157-1 and FSP FAS 157-2, prospectively, effective January 1, 2008.  Limited retrospective application for financial instruments that were previously measured at fair value in accordance with footnote 3 of EITF Issue No. 02-3 was not required.  The January 1, 2008 adoption did not have a significant impact on PPL and its subsidiaries.  As permitted by this guidance, PPL and its subsidiaries will apply SFAS 157, as amended, prospectively, effective January 1, 2009, to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  PPL and its subsidiaries are in the process of evaluating the impact of applying SFAS 157, as amended, to these items.  The potential impact of this application is not yet determinable, but could be material.

In October 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-3, which was effective upon issuance, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends SFAS 157 to clarify its application in a market that is not active.  PPL and its subsidiaries adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  The adoption of FSP FAS 157-3 did not have a material effect on PPL and its subsidiaries.

Since PPL and PPL Energy Supply elected to defer the effective date of SFAS 157, as amended, for eligible assets and liabilities, the provisions of this standard were not applied to intangible assets acquired, charges related to certain emission allowances and AROs recognized in 2008.  PPL also did not apply this standard to determine the impairments recognized during 2008 related to its natural gas distribution and propane businesses.

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

New Accounting Standards Pending Adoption

See Note 19 for a discussion of new accounting standards pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2007 Form 10-K for a discussion of reportable segments.

Financial data for the segments are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2008	2007	2008	2007
Income Statement Data
Revenues from external customers
Supply (a)	$1,965	$751	$2,396	$1,792
International Delivery	203	212	673	665
Pennsylvania Delivery	813	811	2,462	2,436
	2,981	1,774	5,531	4,893
Intersegment revenues
Supply	453	453	1,370	1,356
Pennsylvania Delivery	30	44	89	119

Net Income
Supply (a)	98	205	297	454
International Delivery (b)	73	108	233	319
Pennsylvania Delivery (c)	32	9	123	97
	$203	$322	$653	$870

	September 30, 2008	December 31, 2007
Balance Sheet Data
Total assets
Supply	$10,506	$9,231
International Delivery	5,142	5,639
Pennsylvania Delivery	4,858	5,102
	$20,506	$19,972

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2008	2007	2008	2007
Income Statement Data
Revenues from external customers
Supply (a)	$2,417	$1,201	$3,761	$3,142
International Delivery	203	212	673	665
	2,620	1,413	4,434	3,807
Net Income
Supply (a)	88	215	289	471
International Delivery (b)	73	108	233	319
	$161	$323	$522	$790

	September 30, 2008	December 31, 2007
Balance Sheet Data
Total assets
Supply	$10,783	$9,628
International Delivery	5,142	5,639
	$15,925	$15,267

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	The nine-month period in 2008 and both periods in 2007 include the results of Discontinued Operations of the Latin American businesses. See Note 8 for additional information.
(c)	2008 and 2007 include the results of Discontinued Operations of PPL's natural gas distribution and propane businesses. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated using the weighted-average number of common shares outstanding during the period, increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares.  Potentially dilutive securities consist of:

•	stock options, restricted stock and restricted stock units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (Numerator)
Income from continuing operations	$208	$333	$643	$798
(Loss) income from discontinued operations (net of income taxes)	(5)	(11)	10	72
Net Income	$203	$322	$653	$870

Shares (Denominator)
Shares for Basic EPS	374,291	379,896	373,394	383,036
Add incremental shares:
Convertible Senior Notes		1,710	585	1,620
Restricted stock, stock options and other share-based awards	2,394	2,969	2,603	3,002
Shares for Diluted EPS	376,685	384,575	376,582	387,658

Basic EPS
Income from continuing operations	$0.55	$0.88	$1.72	$2.08
(Loss) income from discontinued operations (net of income taxes)	(0.01)	(0.03)	0.03	0.19
Net Income	$0.54	$0.85	$1.75	$2.27

Diluted EPS
Income from continuing operations	$0.55	$0.87	$1.70	$2.06
(Loss) income from discontinued operations (net of income taxes)	(0.01)	(0.03)	0.03	0.19
Net Income	$0.54	$0.84	$1.73	$2.25

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

During the nine months ended September 30, 2008, all Convertible Senior Notes were either converted at the election of the holders or redeemed at par by PPL Energy Supply.  No Convertible Senior Notes were outstanding at September 30, 2008.  See Note 7 for additional information.

During the nine months ended September 30, 2008, PPL issued 1,053,422 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.

The following stock options to purchase PPL common stock and restricted stock units were excluded in the respective periods' computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Stock options	662		221
Restricted stock units	12		4

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2008	2007	2008	2007
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$95	$150	$330	$351
Increase (decrease) due to:
State income taxes (a)	7	11	24	22
Amortization of investment tax credit	(2)	(3)	(7)	(8)
Domestic manufacturing deduction	(6)	(4)	(13)	(6)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(20)	(4)	(37)	(21)
Enactment of the U.K.'s Finance Act 2008 and 2007 (b)	(8)	(54)	(8)	(54)
Stranded cost securitization (a)	(2)	(2)	(5)	(5)
Federal income tax credits (c)	3	(3)	16	(55)
Change in foreign tax reserves (a)			5
Foreign income tax return adjustments			(17)
Change in federal tax reserves (a)		(3)	6	(33)
Other	(8)		(9)	(3)
	(36)	(62)	(45)	(163)
Total income tax expense	$59	$88	$285	$188
Effective income tax rate	21.7%	20.6%	30.2%	18.8%

(a)
For the three months ended September 30, 2008, PPL recorded an insignificant tax benefit related to income tax reserve changes, which consisted of a $2 million benefit reflected in "Stranded cost securitization," offset by a $2 million expense reflected in "State income taxes."

For the three months ended September 30, 2007, PPL recorded a $4 million benefit related to income tax reserve changes, which consisted of a $3 million benefit reflected in "Change in federal tax reserves" and a $2 million benefit reflected in "Stranded cost securitization," offset by a $1 million expense reflected in "State income taxes."

For the nine months ended September 30, 2008, PPL recorded an $8 million expense related to income tax reserve changes, which consisted of a $5 million expense reflected in "Change in foreign tax reserves" and a $6 million expense reflected in "Change in federal tax reserves" and a $2 million expense reflected in "State income taxes," offset by a $5 million benefit reflected in "Stranded cost securitization."

For the nine months ended September 30, 2007, PPL recorded a $37 million benefit related to income tax reserve changes, which consisted of a $33 million benefit reflected in "Change in federal tax reserves" and a $5 million benefit reflected in "Stranded cost securitization," offset by a $1 million expense reflected in "State income taxes."

(b)
The U.K.'s Finance Act 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL recorded an $8 million deferred tax benefit during the third quarter of 2008 related to the reduction in its deferred tax liabilities.

The U.K.'s Finance Act 2007, enacted in July 2007, included a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate was reduced from 30% to 28%.  As a result, PPL recorded a $54 million deferred tax benefit during the third quarter of 2007 related to the reduction in its deferred tax liabilities.

(c)	In March 2008, PPL recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

PPL has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended September 30, 2008 by approximately $18 million ($.05 per share, basic and diluted).

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2008	2007	2008	2007
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$69	$134	$259	$295
Increase (decrease) due to:
State income taxes (a)	5	13	20	24
Amortization of investment tax credit	(2)	(2)	(6)	(6)
Domestic manufacturing deduction	(6)	(4)	(13)	(6)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(20)	(4)	(37)	(21)
Enactment of the U.K.'s Finance Act 2008 and 2007 (b)	(8)	(54)	(8)	(54)
Federal income tax credits (c)	3	(7)	16	(58)
Change in foreign tax reserves (a)			5
Foreign income tax return adjustments			(17)
Change in federal tax reserves (a)	1	(2)	7	(31)
Other	(6)	(2)	(4)	(4)
	(33)	(62)	(37)	(156)
Total income tax expense	$36	$72	$222	$139
Effective income tax rate	18.3%	18.8%	30.0%	16.5%

(a)
For the three months ended September 30, 2008, PPL Energy Supply recorded a $1 million expense related to income tax reserve changes reflected in "Change in federal tax reserves."

For the three months ended September 30, 2007, PPL Energy Supply recorded a $2 million benefit related to income tax reserve changes reflected in "Change in federal tax reserves."

For the nine months ended September 30, 2008, PPL Energy Supply recorded a $13 million expense related to income tax reserve changes, which consisted of a $5 million expense reflected in "Change in foreign tax reserves," a $7 million expense reflected in "Change in federal tax reserves" and a $1 million expense reflected in "State income taxes."

For the nine months ended September 30, 2007, PPL Energy Supply recorded a $30 million benefit related to income tax reserve changes, which consisted of a $31 million benefit reflected in "Change in federal tax reserves," offset by a $1 million expense reflected in "State income taxes."

(b)
The U.K.'s Finance Act 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL Energy Supply recorded an $8 million deferred tax benefit during the third quarter of 2008 related to the reduction in its deferred tax liabilities.

The U.K.'s Finance Act 2007, enacted in July 2007, included a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate was reduced from 30% to 28%.  As a result, PPL Energy Supply recorded a $54 million deferred tax benefit during the third quarter of 2007 related to the reduction in its deferred tax liabilities.

(c)	In March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information

PPL Energy Supply has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended September 30, 2008 by approximately $18 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Electric	2008	2007	2008	2007
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$22	$20	$72	$68
Increase (decrease) due to:
State income taxes (a)	3		9	4
Amortization of investment tax credit	(1)	(1)	(2)	(2)
Stranded cost securitization (a)	(2)	(2)	(5)	(5)
Other (a)		(1)	(2)	(3)
		(4)		(6)
Total income tax expense	$22	$16	$72	$62
Effective income tax rate	34.9%	28.6%	35.1%	32.1%

(a)
For the three months ended September 30, 2008, PPL Electric recorded a $2 million benefit related to income tax reserve changes, which is reflected in "Stranded cost securitization."

For the three months ended September 30, 2007, PPL Electric recorded a $3 million benefit related to income tax reserve changes, which consisted of a $2 million benefit reflected in "Stranded cost securitization" and a $1 million benefit reflected in "Other."

For the nine months ended September 30, 2008, PPL Electric recorded a $4 million benefit related to income tax reserve changes, which consisted of a $5 million benefit reflected in "Stranded cost securitization" and a $1 million benefit reflected in "Other," offset by a $2 million expense reflected in "State income taxes."

For the nine months ended September 30, 2007, PPL Electric recorded a $6 million benefit related to income tax reserve changes, which consisted of a $5 million benefit reflected in "Stranded cost securitization" and a $2 million benefit reflected in "Other," offset by a $1 million expense reflected in "State income taxes."

Unrecognized Tax Benefits

Changes to unrecognized tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
PPL
Beginning of period (a)	$217	$192	$204	$226
Additions based on tax positions of prior years	3		37
Reduction based on tax positions of prior years	(3)	(5)	(13)	(9)
Additions based on tax positions related to the current year	2		9
Settlements			(12)
Lapse of applicable statutes of limitations	(2)	(3)	(6)	(33)
Effects of foreign currency translation	(6)	1	(8)	1
End of period	$211	$185	$211	$185

PPL Energy Supply
Beginning of period (a)	$130	$114	$130	$143
Additions based on tax positions of prior years	3		20
Reduction based on tax positions of prior years	(3)	(5)	(10)	(8)
Additions based on tax positions related to the current year	2		6
Settlements			(12)
Lapse of applicable statutes of limitations				(26)
Effects of foreign currency translation	(6)	1	(8)	1
End of period	$126	$110	$126	$110

PPL Electric
Beginning of period	$81	$73	$68	$78
Additions based on tax positions of prior years			17
Reduction based on tax positions of prior years			(3)	(1)
Additions based on tax positions related to the current year			3
Lapse of applicable statutes of limitations	(2)	(3)	(6)	(7)
End of period	$79	$70	$79	$70

(a)	The beginning of period balance for the nine months ended September 30, 2008, includes a $15 million adjustment to exclude recognized uncertain tax positions from unrecognized tax benefits.

At September 30, 2008, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$211	$126	$79
Unrecognized tax benefits associated with taxable or deductible temporary differences	(19)	10	(28)
Unrecognized tax benefits associated with business combinations (a)	(17)	(17)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(39)	(11)	(27)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$136	$108	$24

(a)
Upon adoption, effective January 1, 2009, SFAS 141(R) will require changes in unrecognized tax benefits associated with business combinations to be recognized in tax expense rather than in goodwill.  These amounts do not consider the impact of SFAS 141(R).

At September 30, 2008, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $2 million or decrease by up to $99 million for PPL, decrease between $3 million and $84 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These increases and decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At September 30, 2008, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $32 million, $25 million and $7 million.  At December 31, 2007, PPL, PPL Energy Supply and PPL Electric had accrued interest and penalties of $31 million, $26 million and $4 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  The following amounts were recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

PPL		$1	$1	$(4)
PPL Energy Supply	$(1)	1	(1)	(4)
PPL Electric	1		2

The changes during the three and nine months ended September 30, 2008, compared with the same periods in 2007, for PPL, PPL Energy Supply and PPL Electric were primarily the result of additional interest accrued or reversed related to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

6.	Comprehensive Income

(PPL and PPL Energy Supply)

The after-tax components of comprehensive income, including significant tax impacts, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2008	2007	2008	2007

Net Income	$203	$322	653	$870
Other Comprehensive income (loss):
Foreign currency translation adjustments	(145)	20	(217)	34
Net unrealized (loss) gain on available-for-sale securities	(6)	4	(28)	15
Net unrealized gain (loss) on qualifying derivatives, net of tax (expense) benefit of $(453), $(7), $(104), $57	665	10	166	(92)
Equity investee comprehensive loss:
Defined benefit plan			(1)
Reclassifications to net income:
Foreign currency translation adjustments		3		3
Defined benefit plans:
Prior service costs	4	4	12	11
Net actuarial gain	4	11	9	30
Transition asset		1	1	1
Available-for-sale securities	(1)			(3)
Qualifying derivatives, net of tax benefit (expense) of $137, $(5), $135, $(7)	(202)	12	(203)	28

Total other comprehensive income (loss)	319	65	(261)	27

Comprehensive income	$522	$387	$392	$897

PPL Energy Supply

Net Income	$161	$323	$522	$790
Other Comprehensive income (loss):
Foreign currency translation adjustments	(145)	20	(217)	34
Net unrealized (loss) gain on available-for-sale securities	(7)	4	(28)	15
Net unrealized gain (loss) on qualifying derivatives, net of tax (expense) benefit of $(453), $(12), $(103), $54	668	18	167	(88)
Equity investee comprehensive loss:
Defined benefit plan			(1)
Reclassifications to net income:
Foreign currency translation adjustments		3		3
Defined benefit plans:
Prior service costs	3	2	9	8
Net actuarial gain	3	10	9	30
Transition asset		1	1	1
Available-for-sale securities	(1)			(3)
Qualifying derivatives, net of tax benefit (expense) of $137, $(4), $133, $(5)	(206)	10	(205)	25

Total other comprehensive income (loss)	315	68	(265)	25

Comprehensive income	$476	$391	$257	$815

(PPL Electric)

PPL Electric's comprehensive income approximates net income.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement from $200 million to $300 million and extended the expiration date of the agreement to March 2009.  Under the agreement, PPL Energy Supply can cause the bank to issue up to $300 million of letters of credit but cannot make cash borrowings.  At September 30, 2008, there were $203 million of letters of credit outstanding under this agreement.

PPL Energy Supply maintains a $3.4 billion five-year credit facility that expires in June 2012.  Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  At September 30, 2008, there were no cash borrowings and $274 million of letters of credit outstanding under this facility.  In October 2008, PPL Energy Supply borrowed $285 million under this facility, which currently bears interest at 4.55%.  In connection with this borrowing, one of the participating banks, Lehman Brothers Bank, FSB, became a defaulting lender, as it no longer is honoring its commitment of approximately $175 million.

PPL Energy Supply also maintains a $300 million five-year letter of credit and revolving credit facility expiring in March 2011.  Under this facility, PPL Energy Supply has the ability to make cash borrowings through mid-December 2008, and to cause the lenders to issue letters of credit through the term of the facility.  At September 30, 2008, there were no cash borrowings and $243 million of letters of credit outstanding under this facility.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate $300 million five-year letter of credit and reimbursement agreement, also expiring in March 2011.

In September 2008, PPL Energy Supply executed a new $385 million 364-day credit agreement that expires in September 2009.  Under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $150 million.  Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  At September 30, 2008, there were no cash borrowings and no letters of credit outstanding under this facility.

PPL Energy Supply maintains a commercial paper program for up to $500 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's $3.4 billion five-year credit facility.  PPL Energy Supply had no commercial paper outstanding at September 30, 2008.

In January 2008, WPDH Limited extended the expiration date of its £150 million five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.  During the third quarter of 2008, WPDH Limited made a USD-denominated cash borrowing of $200 million, which equated to £101 million at the time of borrowing and is reflected on the Balance Sheet in "Short-term debt."  This borrowing bears interest at 3.73%.

WPD (South West) maintains a £150 million five-year committed credit facility that expires in October 2009 and uncommitted credit facilities of £65 million.  There were no cash borrowings outstanding under any of these credit facilities at September 30, 2008.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.

PPL Electric maintains a $200 million five-year credit facility that expires in May 2012.  Under this facility, PPL Electric has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  PPL Electric had no cash borrowings and $41 million of letters of credit outstanding under this facility at September 30, 2008.  In October 2008, PPL Electric borrowed $95 million under this facility, which currently bears interest at 4.35%.  In connection with this borrowing, one of the participating banks, Lehman Brothers Bank, FSB, became a defaulting lender, as it no longer is honoring its commitment of approximately $10 million.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's $200 million five-year credit facility based on available capacity.  PPL Electric had no commercial paper outstanding at September 30, 2008.

PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly-owned subsidiary on an ongoing basis.  The credit agreement related to PPL Electric's and the subsidiary's participation in a $150 million asset-backed commercial paper program expired in July 2008.  In August 2008, PPL Electric and the subsidiary entered into a new credit agreement governing a similar asset-backed commercial paper program with a different financial institution and commercial paper conduit that expires in July 2009.  The borrowing limit under such program continues to be $150 million.  Borrowings under this program are subject to customary conditions precedent, as well as the requirement that PPL Electric discharge a conditional lien that could attach to the accounts receivable upon a default under PPL Electric's 1945 First Mortgage Bond Indenture.  This discharge is expected to be completed by the end of 2008.  At September 30, 2008, $154 million of accounts receivable and $133 million of unbilled revenue were pledged by a PPL Electric subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  Subject to market conditions, PPL Electric currently expects that it and the subsidiary will renew the credit agreement on an annual basis.

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

In August 2008, PPL Gas Utilities prepaid the entire $10 million aggregate principal amount of its 8.70% Senior Notes due December 2022.  PPL Gas Utilities paid a premium of $3 million in connection with the prepayment.

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

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (Bonds) that were issued by the Pennsylvania Economic Development Financing Authority (PEDFA) on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.  In connection with this change, the letter of credit supporting the Bonds was modified accordingly.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) included a market price trigger that permitted holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeded $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  The holders of the Convertible Senior Notes also had the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  In April 2008, the holders were notified that, in accordance with the terms of the Convertible Senior Notes, PPL Energy Supply was redeeming on May 20, 2008, all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.

The Convertible Senior Notes were subject to conversion at the election of the holders any time prior to May 20, 2008, as a result of the market price trigger being met and the notes being called for redemption.  Upon conversion of the Convertible Senior Notes, PPL Energy Supply was required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the nine months ended September 30, 2008, Convertible Senior Notes in an aggregate principal amount of $57 million were presented for conversion.  The total conversion premium related to these conversions was $56 million, which was settled with 1,128,341 shares of PPL common stock, together with an insignificant amount of cash in lieu of fractional shares.  On May 20, 2008, PPL Energy Supply redeemed an insignificant amount of Convertible Senior Notes.  As of September 30, 2008, no Convertible Senior Notes remain outstanding.

In July 2008, PPL Energy Supply issued $300 million of 6.30% Senior Notes due 2013 (6.30% Notes).  The 6.30% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $298 million, net of a discount and underwriting fees, from the issuance of the 6.30% Notes.  The proceeds were used to repay short-term debt that was outstanding at the time of issuance.

(PPL and PPL Electric)

During the nine months ended September 30, 2008, PPL Transition Bond Company made principal payments on transition bonds of $232 million.

In October 2008, PPL Electric issued $400 million of 7.125% Senior Secured Bonds due 2013 (7.125% Bonds).  The 7.125% Bonds were issued on the basis of an equal principal amount of first mortgage bonds issued under the 1945 First Mortgage Bond Indenture pledged to the Senior Secured Bond Indenture Trustee.  The 7.125% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $397 million, net of a discount and underwriting fees, from the issuance of the 7.125% Bonds.  The proceeds will be used to partially fund the repayment at maturity of approximately $486 million outstanding aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1⁄4% Series, due August 2009.  Prior to such use, the proceeds will be invested in short-term investments and used for general corporate purposes.

In October 2008, PEDFA issued $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 (Series 2008 Bonds) on behalf of PPL Electric in order to refund $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2003, which were previously issued by the Lehigh County Industrial Development Authority on behalf of PPL Electric and matured on November 1, 2008.  The Series 2008 Bonds are structured as variable-rate remarketable bonds.  The Series 2008 Bonds bear interest for the first week at an initial rate of 2.50% and will be remarketed on a weekly basis until such time that PPL Electric elects to change the interest rate mode.  PPL Electric may convert the interest rate on the Series 2008 Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The Series 2008 Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  PPL Electric acted as initial purchaser of the Series 2008 Bonds upon issuance and expects that they will be remarketed to unaffiliated investors subject to market conditions.

In connection with the issuance of the Series 2008 Bonds by PEDFA, PPL Electric entered into a loan agreement with PEDFA pursuant to which it loaned PPL Electric the proceeds of the Series 2008 Bonds on payment terms that correspond to the Series 2008 Bonds.  PPL Electric issued a note to PEDFA to evidence its obligations under the loan agreement.

Concurrent with, and as a condition to, the issuance of the Series 2008 Bonds, PPL Electric issued to the Trustee of the Series 2008 Bonds, its Senior Secured Bonds, Variable Rate Pollution Control Series 2008, which contain payment and redemption provisions that correspond to the Series 2008 Bonds.  Such senior secured bonds were issued on the basis of an equal principal amount of first mortgage bonds issued under the 1945 First Mortgage Bond Indenture and pledged to the Senior Secured Bond Indenture Trustee.

PPL Electric's senior secured bonds are secured by first mortgage bonds held by the Senior Secured Bond Indenture Trustee and the lien of the 2001 Senior Secured Bond Indenture, which is junior to the lien of the 1945 First Mortgage Bond Indenture.  The 1945 First Mortgage Bond Indenture and the 2001 Senior Secured Bond Indenture create liens on substantially all of PPL Electric's distribution properties and certain of its transmission properties, which liens may be released subject to certain circumstances and conditions, and subject to certain exceptions and exclusions.

Other than first mortgage bonds delivered to the Senior Secured Bond Indenture Trustee as the basis for issuance of senior secured bonds, there were $10 million of first mortgage bonds outstanding at September 30, 2008.  PPL Electric intends to defease such bonds and to discharge the lien of the 1945 First Mortgage Bond Indenture later in 2008, and to cancel the related first mortgage bonds in accordance with the terms of the 2001 Senior Secured Bond Indenture, at which time such Indenture would become a first mortgage lien, subject to certain permitted liens and exceptions, on substantially all of PPL Electric's tangible electric distribution properties and certain of its transmission properties.

Common Stock Repurchase Program (PPL)

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock.  Through September 30, 2008, a total of 15,732,708 shares were repurchased for $750 million, excluding related fees, under the plan.  This includes the purchase of 802,816 shares of PPL common stock for $38 million in 2008.  These purchases were primarily recorded as a reduction to "Capital in excess of par value" on the Balance Sheet.

Distributions, Capital Contributions and Related Restrictions

(PPL)

In February 2008, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2008, to 33.5 cents per share (equivalent to $1.34 annually).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Energy Supply)

During the nine months ended September 30, 2008, PPL Energy Supply distributed $666 million to its parent company, PPL Energy Funding, and received cash capital contributions of $125 million.

(PPL Electric)

During the nine months ended September 30, 2008, PPL Electric paid common stock dividends of $73 million to PPL.

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

In September 2008, a PPL subsidiary submitted Part I of an application to the DOE for a federal loan guarantee for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to PPL's Susquehanna plant.  The subsidiary expects to submit the second part of the loan guarantee application as required before the December 2008 deadline.

In October 2008, a PPL subsidiary submitted a COLA to the NRC for Bell Bend.  Submittal of the COLA by December 2008 met the first requirement to qualify for federal production tax credits and loan guarantees, as provided under the Energy Policy Act of 2005.  Another PPL subsidiary contracted with UniStar Nuclear Services, LLC, an affiliate of UniStar Nuclear Energy, LLC, a joint venture between Constellation Energy Nuclear Group, LLC and EDF Development, Inc., to prepare the application.  The facility for which the application was submitted will be based on the U.S. Evolutionary Power Reactor design developed by AREVA NP, Inc. and its affiliates.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $90 million on the COLA and other permits necessary for construction, an estimated $60 million of which is expected to be substantially incurred by the end of 2008.

PPL has made no decision to proceed with construction of the Bell Bend nuclear generating unit and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it would likely proceed to construction only in a joint arrangement with other interested parties and with a federal loan guarantee or other acceptable financing structures.  Through September 30, 2008, $41 million of costs associated with the licensing effort were capitalized as an intangible asset, as PPL deems it probable that these costs are ultimately recoverable.

(PPL and PPL Electric)

In June 2007, PJM approved the construction of a new 130-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company (PSE&G) to construct the portion of the line in New Jersey by June 1, 2012.  PPL Electric's estimated share of the project costs at September 30, 2008, was $509 million.  This project is pending certain regulatory approvals.

PPL Electric has identified the approximately 100-mile route for the Pennsylvania portion of the line and expects to file an application with the PUC in the fourth quarter of 2008 for approval to site and construct the line.

In December 2007, PPL Electric and PSE&G filed a joint petition for a declaratory order with the FERC requesting approval of transmission rate incentives for the Susquehanna-Roseland transmission line.  The companies requested:  (1) an additional 1.5% allowed rate of return on equity; (2) recognition of construction work in progress in rate base; (3) recovery of all costs if the project is cancelled; and (4) an additional 0.5% allowed rate of return on equity for membership in PJM.  In April 2008, the FERC approved the filing and granted all of the requested incentives except that the additional allowed rate of return on equity was approved at 1.25%.

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

Acquisition of a Long-term Tolling Agreement

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset.  See Notes 15 and 18 for additional information.

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

Other

In 2000, WPD acquired Hyder.  Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation.  WPD has periodically received distributions related to these ongoing liquidations.  These distributions are included in "Other Income - net" on the Statements of Income (as detailed in Note 12).  The Hyder non-electricity delivery businesses are substantially liquidated at September 30, 2008.  WPD continues to operate the former Hyder electricity delivery business, now named WPD (South Wales).

Discontinued Operations

Sale of Latin American Businesses

In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Delivery segment.

In April 2007, PPL agreed to sell its Bolivian businesses and recorded an impairment in the first quarter of 2007 of $34 million ($17 million after tax) to reflect the estimated fair value of the businesses at the date the agreement was reached.  In the second and third quarters of 2007, additional pre- and after-tax impairments of $2 million and $1 million were recorded primarily to offset each period's earnings.  This sale was completed in July 2007.

In May 2007, PPL completed the sale of its El Salvadoran business for $180 million in cash.  PPL recorded a gain of $94 million ($89 million after tax) as a result of the sale.

In November 2007, PPL completed the sale of its Chilean business for $660 million in cash.  PPL recorded a gain of $306 million ($197 million after tax) as a result of the sale.

In the first quarter of 2008, PPL Global recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  PPL Global may recognize additional adjustments and/or expenses in Discontinued Operations until this process is complete.

In accordance with SFAS 144, the following results of operations for the nine months ended September 30, 2008, and the three and nine months ended September 30, 2007, have been classified as Discontinued Operations on the Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating revenues		$119		$432
Operating expenses (a)		70	$2	375
Operating income (loss)		49	(2)	57
Other income – net		(19)	(1)	(16)
Interest expense (b)		8		19
Income (Loss) before income taxes and minority interest		22	(3)	22
Income tax expense (benefit) (c) (d)		11	(8)	31
Minority interest		(2)		(9)
Gain on sale of El Salvadoran business (net of tax expense of $5 million)				89
Income from Discontinued Operations		$13	$5	$89

(a)
The three and nine months ended September 30, 2007, include $1 million and $37 million of impairment charges related to the Bolivian businesses.  Also included are fees associated with the divestiture of the Latin American businesses of $5 million ($3 million after tax) for the three and nine months ended September 30, 2007.

(b)
The three and nine months ended September 30, 2007, include $3 million and $7 million of interest expense allocated pursuant to EITF 87-24.  The allocation was based on the discontinued operation's share of the net assets of PPL Energy Supply.

(c)
The three and nine months ended September 30, 2007, include U.S. deferred tax (credits) charges of $(7) million and $20 million.  As a result of PPL's decision to sell its Latin American businesses, it no longer qualifies for the permanently reinvested exception to recording deferred taxes pursuant to APB Opinion No. 23.

(d)	The nine months ended September 30, 2008, includes $6 million from the recognition of a previously unrecognized tax benefit associated with a prior year tax position.

(PPL)

Sale of Gas and Propane Businesses

In July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which are included in the Pennsylvania Delivery segment.  In March 2008, PPL signed a definitive agreement to sell these businesses for $268 million in cash, adjusted for working capital at the sale date, pursuant to a stock purchase agreement.  In June 2008, PPL recorded a pre- and after-tax impairment of $1 million.  In August 2008, PPL Gas Utilities paid a $3 million ($2 million after tax) premium to prepay the entire $10 million aggregate principal of its 8.70% Senior Notes due December 2022.  In September 2008, PPL recorded an additional impairment of $3 million ($2 million after tax).  The sale was completed in October 2008.  Proceeds of the sale, $303 million after adjusting for working capital, were contributed to PPL Energy Supply through its parent, PPL Energy Funding, to be used for general corporate purposes, including capital expenditures.

In accordance with SFAS 144, the results of operations for the three and nine months ended September 30, 2008 and 2007, have been classified as Discontinued Operations on the Statements of Income.  The assets and liabilities at September 30, 2008 and December 31, 2007, are classified on the Balance Sheets as held for sale.

Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating revenues	$26	$23	$162	$161
Operating expenses (a)	32	23	148	145
Operating (loss) income	(6)		14	16
Other income-net	(3)		(3)
Interest expense	1	1	4	4
(Loss) income before income taxes	(10)	(1)	7	12
Income tax (benefit) expense (b)	(5)	23	2	29
(Loss) income from Discontinued Operations	$(5)	$(24)	$5	$(17)

(a)	The three and nine months ended September 30, 2008, include $3 million and $4 million of impairment charges.

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

The major classes of "Assets held for sale" and "Liabilities held for sale" on the Balance Sheets were as follows at:

	September 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$3
Accounts receivable	9	$18
Fuel, materials and supplies	25	18
Other	10	7
Total Current Assets	47	43
PP&E	220	213
Goodwill and other noncurrent assets	61	62
Total assets held for sale	$328	$318
Current Liabilities
Accounts payable	$9	$17
Other	7	15
Total Current Liabilities	16	32
Long-term Debt (a)		10
Deferred Credits and Other Noncurrent Liabilities	24	26
Total liabilities held for sale	$40	$68

(a)
Under the terms of the definitive sales agreement, the purchaser is not assuming this debt.  Therefore, in 2008 this debt was reclassified from "Liabilities held for sale" to "Current Liabilities - Long-term debt" on the Balance Sheet and subsequently prepaid in August 2008.

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	Domestic		International		Domestic		International
	2008	2007	2008	2007	2008	2007	2008	2007
PPL
Service cost	$16	$15	$4	$6	$46	$47	$12	$18
Interest cost	36	33	49	42	105	99	147	126
Expected return on plan assets	(46)	(43)	(60)	(57)	(135)	(131)	(180)	(169)
Amortization of:
Transition asset	(1)	(1)			(3)	(3)
Prior service cost	5	5	2	2	15	14	4	4
Actuarial (gain) loss	(2)		4	14	(6)	1	14	41
Net periodic pension costs (credits) prior to settlement charge and special termination benefits	8	9	(1)	7	22	27	(3)	20
Settlement charge						3
Special termination benefits		1				1
Net periodic defined benefit costs (credits)	$8	$10	$(1)	$7	$22	$31	$(3)	$20

PPL Energy Supply
Service cost	$1	$1	$4	$6	$3	$3	$12	$18
Interest cost	2	1	49	42	5	4	147	126
Expected return on plan assets	(2)	(2)	(60)	(57)	(6)	(6)	(180)	(169)
Amortization of:
Prior service cost			2	2			4	4
Actuarial loss			4	14			14	41
Net periodic pension costs (credits) prior to special termination benefits	1		(1)	7	2	1	(3)	20
Special termination benefits		1				1
Net periodic defined benefit costs (credits)	$1	$1	$(1)	$7	$2	$2	$(3)	$20
	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
PPL
Service cost	$2	$2	$6	$6
Interest cost	9	8	25	23
Expected return on plan assets	(5)	(6)	(15)	(16)
Amortization of:
Transition obligation	2	3	6	7
Prior service cost	2	2	7	7
Actuarial loss	1	2	3	5
Net periodic defined benefit costs	$11	$11	$32	$32

10.	Commitments and Contingencies

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

(PPL and PPL Electric)

In 2007, PPL Electric began to conduct competitive solicitations to purchase electricity generation supply in 2010, after its existing PLR contract expires, for customers who do not choose a competitive supplier.  A total of six auctions are planned, with two occurring in each of the years 2007, 2008 and 2009.  Each solicitation is for 850 MW of expected generation supply.  Average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first four solicitations were as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76
October 2008	112.51	111.94
Average	107.04	107.89

The fifth competitive solicitation is scheduled for March 2009.

In August 2008, PPL Electric filed a request with the PUC to approve its plan to purchase the PLR electricity supply that PPL Electric will need for 2011 through mid-2014.  Under the plan, PPL Electric proposed to buy this electricity for January 2011 through May 2014 four times a year, beginning in the third quarter of 2009, for 12- and 24- month increments.  PPL Electric also will seek bids from other companies to manage its hourly purchases in the competitive electricity market.  For residential and small-business customers, 90 percent of the supply would be acquired through fixed-price contracts of 12 or 24 months, and 10 percent through hourly purchases in the open market.  All of the power for large commercial and industrial customers would be purchased on an hourly basis in the open market.  An independent third party would administer the process of securing power supply contracts and, with PUC oversight, select the suppliers that would provide generation supply at the lowest cost to PPL Electric's customers.

On November 3, 2008, PPL Electric proposed several amendments to its plan to reflect passage of Pennsylvania Act 129 (Act 129).  Act 129, among other things, creates an energy efficiency and conservation program.  PPL Electric added provisions to purchase 5% of its default service supply through five-year contracts and an additional 5% through ten-year contracts.  It reduced the term of its plan by one year, proposing that the plan end in May 2013, rather than in May 2014.  Finally, PPL Electric provided support for several findings that the PUC was required to make under Act 129.  PPL Electric cannot predict the outcome of this matter.

See Note 11 for additional information on PPL Electric's existing PLR contracts with PPL EnergyPlus and the bids awarded to PPL EnergyPlus under PPL Electric's Supply Master Agreement for 2010.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or associated with certain of its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend for terms through 2016, excluding an insignificant contract extending through 2023.  All long-term contracts were executed at prices that approximated market prices at the time of execution.

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

Montana Power Shareholders' Litigation (PPL and PPL Energy Supply)

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power failed to obtain shareholder approval of the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale "was null and void ab initio."  Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division, and the judge placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding.  The judge in this case has not established a schedule to resume the proceeding.  In September 2007, certain plaintiffs proposed a settlement of certain claims not involving PPL and proposed a status conference to discuss their proposal.  The judge held a status conference in January 2008 and rejected the proposed settlement.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

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

PPL Montana believes that the District Court's decision and a number of its pretrial rulings are erroneous.  In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's authority to assess compensation against PPL Montana for 2008 and future periods.

PPL Montana believes that it is reasonably possible that a liability for prior use and occupancy of certain Montana streambeds may ultimately be incurred for the periods 2000 through 2006, and the amount awarded by the District Court represents the maximum exposure.  PPL Montana has not recorded a loss accrual for this portion of the State's claim.

For 2007 and subsequent years, PPL Montana believes it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana is annually accruing $300,000.

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

Regulatory Issues

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period from October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At September 30, 2008, PPL continues to be fully reserved for underrecoveries of payments for these sales.

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

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers request that the FERC re-set the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  PPL cannot predict the outcome of this proceeding.

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

In January 2008, pursuant to the schedule established by FERC orders, PPL's subsidiaries made another market-based rate renewal filing for all Eastern subsidiaries in the PJM, New England and New York regions, including PPL Electric, PPL EnergyPlus and most of PPL Generation's subsidiaries.  In October 2008, the FERC renewed PPL's market-based rate authority as requested.

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

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, has interests in two former synthetic fuel production facilities:  the Somerset facility, which was located in Pennsylvania and the Tyrone facility, which was located in Kentucky.  PPL has received tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities.  The Section 29/45K tax credit program expired at the end of 2007, and production of synthetic fuel at these facilities and all other synthetic fuel operations ceased as of December 31, 2007.  The facilities have been dismantled and PPL is in the process of disposing of its interests.

In addition, Section 29/45K provided for the synthetic fuel tax credit to begin to phase out when the relevant annual reference price for crude oil, which is the domestic first purchase price (DFPP), fell within a designated range and to be eliminated when the DFPP exceeds the range.  The phase-out range was adjusted annually for inflation.

PPL estimated the phase-out range for 2007 to begin at about $57 per barrel (DFPP) and the tax credits to be totally eliminated at about $71 per barrel (DFPP).  At December 31, 2007, PPL projected a phase-out of approximately 56% of the gross tax credits produced in 2007, based on its estimate of the DFPP reference price and the inflation-adjusted phase-out range applicable for 2007.  The DFPP was published by the IRS in April 2008 for the prior year indicating that the DFPP reference price increased above the previously estimated price levels for 2007 and the inflation-adjusted phase-out range decreased, resulting in a higher phase-out percentage of approximately 67%.  Therefore, PPL recorded an expense of $13 million ($0.04 per share, basic and diluted, for PPL) during the nine months ended September 30, 2008, to "Income Taxes" on the Statement of Income to account for this difference.

After considering the above adjustment, the synthetic fuel produced at the Somerset and Tyrone facilities resulted in an aggregate estimated recognition of tax credits of $314 million for Somerset and $112 million for Tyrone through September 30, 2008.

In 2007, PPL also purchased synthetic fuel from unaffiliated third parties, at prices below the market price of coal, for use at its coal-fired power plants.  The resulting fuel cost savings for the nine months ended September 30, 2007 were $18 million.

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

In September 2007, PPL Electric self-reported to the RFC that PPL Electric had identified a potential violation of certain reliability requirements and submitted an accompanying mitigation plan.  In February 2008, the RFC notified PPL Electric that it had completed its investigation, accepted PPL Electric's mitigation plan and issued a Notice of Alleged Violation.  In September 2008, the RFC issued its Notice of Confirmed Violation concerning this matter.  The RFC's determination is subject to review and approval by the NERC and the FERC.  At this time, PPL Electric cannot predict the outcome of these reviews.

PPL and its subsidiaries cannot predict the impact the Reliability Standards will have on PPL and its subsidiaries, including on its capital and operating expenditures; however, compliance costs could be significant.

PPL and its subsidiaries also cannot predict with certainty the impact of the other provisions of the 2005 Energy Act and any related regulations on PPL and its subsidiaries.

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

Clean Air Interstate Rule

Citing its authority under the Clean Air Act, in 1997, the EPA developed new standards for ambient levels of ozone and fine particulates in the U.S.  These standards were upheld following court challenges.  To facilitate attainment of these standards, the EPA promulgated the Clean Air Interstate Rule (CAIR) for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  The CAIR required further reductions in the CAIR region, starting in 2015, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of 17% from 2009 levels.  The CAIR allowed these reductions to be achieved through cap-and-trade programs.

In July 2008, the United States Court of Appeals for the D.C. Circuit (the Court) invalidated CAIR.  The Court did not overturn the existing cap-and-trade program for sulfur dioxide reductions under the acid rain program or the existing cap-and-trade program for reductions in nitrogen oxides during the ozone season.

As a result of this decision, in the third quarter of 2008, PPL determined that all of the annual nitrogen oxide allowances PPL EnergyPlus had purchased are no longer required and have no value, therefore, an impairment charge of $33 million pre-tax ($20 million after tax) was recorded.  Further, PPL EnergyPlus had also sold put options for annual nitrogen oxide allowances, for which there is no longer a physical market because of the Court's decision.  PPL recorded an additional charge of $12 million pre-tax ($7 million after tax) related to these put options.  These charges, recorded in PPL and PPL Energy Supply's Supply segment, are included in "Other operation and maintenance" expense on the Statement of Income.  In addition, the market price of sulfur dioxide allowances has fallen since the Court's decision was issued.  The book value for these sulfur dioxide emission allowances was approximately $77 million at September 30, 2008, but these allowances were not impaired.  PPL will continue to evaluate its emission allowances for impairment.  The assessment considers the emission allowances PPL expects to consume in future periods and prevailing market prices among other factors.  As noted above, the Court's decision did not impact the seasonal nitrogen oxide allowances, which had a book value of $10 million at September 30, 2008, which approximated market value.  PPL has taken actions to preserve its financial position with respect to certain nitrogen oxide allowance option contracts to which it is a party, and continues to evaluate the remaining relevant contracts for the purchase of such allowances.  Finally, as a result of the Court's decision, PPL also is reviewing aspects of its previously announced program to install certain pollution control equipment to meet the CAIR requirements.

In October 2008, the Court issued an order requesting the parties to submit responses as to whether the parties would favor a stay of the Court's order pending alternative rulemaking by the EPA.  PPL cannot predict the outcome of these proceedings.  This order has created further uncertainty surrounding the allowance markets and PPL's schedule to install pollution control equipment in compliance with the CAIR requirements.

The EPA has recently tightened the ambient air quality standard for ozone.  The more stringent standard could result in requirements to reduce emissions of nitrogen oxides beyond those previously required under the CAIR.  If additional reductions were to be required, the costs are not now determinable, but could be significant.

To continue meeting the sulfur dioxide reduction requirements under the acid rain provisions of the Clean Air Act, and the reductions required by CAIR (vacated by the Court, but which is subject to uncertainty), PPL has installed scrubbers at its Montour plant that are now in service.  PPL is continuing with installation of scrubbers at its Brunner Island plant.  In addition, with respect to compliance with ozone season attainment requirements, PPL's plan has been to operate the SCRs at Montour Units 1 and 2 during the ozone season, to optimize emission reductions from the existing combustion controls and to purchase any needed emission allowances on the open market.  PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxides with co-benefits for mercury emissions reduction) through 2012 is included in the capital budget.  PPL expects up to a 30 MW reduction in net generation capability at each of the Brunner Island and Montour plants due to the estimated increases in station service electrical usage during the scrubber operation.

Mercury

Also citing its authority under the Clean Air Act, the EPA issued the Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent requirements to begin in January 2018.  However, in February 2008, the Court overturned the EPA's rule.  Under this decision, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards requiring maximum achievable control technology (MACT) for electric generating units.  The EPA has stated that it will likely proceed with developing MACT standards for all hazardous air emissions from electric generating units.  The costs of complying with such standards are not now determinable, but could be significant.

Pennsylvania has adopted its own mercury rules that are more stringent than CAMR.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  The cost effectiveness of Pennsylvania's mercury rule and the timing of the required reductions were based on the expected scrubbers and SCRs to be installed for compliance with CAIR.  In addition, the caps in Pennsylvania's rule were based entirely on the caps in CAMR.  In light of the Court decision overturning CAMR, in September 2008, PPL filed a complaint with a Pennsylvania Commonwealth Court seeking to have the Pennsylvania mercury rule rescinded on the basis that it is unlawful, invalid and unenforceable under the provisions of the Pennsylvania Air Pollution Control Act.

If Pennsylvania's mercury rule remains unchanged, PPL may need to have all of the Brunner Island scrubbers in service by 2010 along with chemical injection systems so that it can achieve the Phase 1 mercury reduction requirements.  PPL estimates that the capital cost of such chemical injection systems at Brunner Island will be approximately $40 million.  For Montour, PPL expects that it will have to operate the SCRs (already in place) year-round along with the scrubbers to achieve compliance with Phase 1.  However, additional injection systems could be required to meet the more stringent cap. PPL estimates the cost of these systems to be $32 million.

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

Montana also has finalized its own mercury rules that require, by 2010, every coal-fired generating plant in that state to achieve reduction levels more stringent than the CAMR's 2018 requirements.  PPL presently plans to install chemical injection systems to meet these requirements.  PPL estimates that its share of the capital cost for these systems in Montana would be approximately $8 million.  Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required.  Based on current analysis and industry estimates, PPL estimates that if this technology were required, its share of the capital cost to achieve compliance at its Montana units would be approximately $140 million.

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL has submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  The EPA had determined that meeting the requirements for CAIR met the BART requirements for sulfur dioxide and nitrogen dioxide.  However, with the invalidation of CAIR, BART for sulfur dioxide and nitrogen dioxide emissions will now need to be evaluated for the Pennsylvania plants.  Also under the BART rule, PPL has submitted to the EPA Region 8, which administers the BART program for Montana, its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses have shown that further reductions are not needed.  The EPA has responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL has completed further analysis and submitted addendums to the initial reports for Colstrip and Corette.  PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

New Source Review (NSR)

In 1999, the EPA initiated enforcement actions against several electric generators, asserting that older, coal-fired power plants operated by those generators have, over the years, been modified in ways that subjected them to more stringent NSR requirements under the Clean Air Act.  The EPA subsequently issued notices of violation and commenced enforcement activities against other generators.

However, in recent years, the EPA has shifted its position on NSR.  In 2003, the EPA issued changes to its regulations that clarified what projects are exempt from NSR regulations as routine maintenance and repair.  However, these regulations were stayed and subsequently struck down by the Court.  Furthermore, in April 2007, the U.S. Supreme Court upheld the annual emissions test under which the EPA had found emissions increases at the plants included in its enforcement initiative.  PPL is therefore continuing to operate under the NSR regulations as they existed prior to the EPA's 2003 clarifications.

In October 2005, the EPA proposed changing its rules on how to determine whether a project results in an emissions increase and is therefore subject to review under the NSR regulations.  The EPA's proposed tests are consistent with the position of energy companies and industry groups and, if adopted, would substantially reduce the uncertainties under the current regulations.  PPL cannot predict whether these proposed new tests will be adopted.  In the interim, the EPA has not brought substantial new enforcement actions.  Accordingly, PPL believes it is unlikely the EPA will pursue the information requests issued to PPL Montana's Corette and Colstrip plants by EPA Region 8 in 2000 and 2003, and to PPL Generation's Martins Creek plant by EPA Region 3 in 2002.  However, states and environmental groups also have brought enforcement actions alleging violations of NSR regulations by coal-fired plants, and PPL is unable to predict whether such state or citizen enforcement actions will be brought with respect to any of PPL affiliates' plants.

If NSR regulations are imposed, then PPL must install best available control technology for any pollutant found to have significantly increased due to a major modification.  The costs to install such technology are not now determinable, but could be significant.

Finally, if the EPA regulates carbon dioxide emissions pursuant to the 2007 U.S. Supreme Court decision on global climate change, then carbon dioxide emissions could become subject to the NSR provisions of the Clean Air Act.  The implications are uncertain, as currently no permitting authorities have implemented the NSR regulations for carbon dioxide emissions.

Opacity

The New Jersey DEP and some New Jersey residents have raised environmental concerns with respect to the visible opacity of emissions from the oil-fired units at the Martins Creek plant.  Similar issues also are being raised by the Pennsylvania DEP.  PPL is continuing to study and negotiate the matter with the Pennsylvania DEP.  If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.  In September 2007, in accordance with a 2003 agreement with the New Jersey DEP and the Pennsylvania DEP, PPL shut down Martins Creek's two 150 MW coal-fired generating units.  In July 2008, demolition work began to decommission these two units.  PPL may replace the units at any time so long as it complies with applicable state and federal requirements.

Global Climate Change

There is a growing concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This concern has led to increased federal legislative proposals, actions at state and local levels, as well as litigation relating to greenhouse gas emissions, including an April 2007 U.S. Supreme Court decision holding that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  As a result of this decision, the EPA issued an "Advance Notice of Proposed Rulemaking," proposing various alternative approaches to regulate carbon dioxide emissions.  Also, increased pressure for carbon dioxide emissions reduction is being initiated by investor and environmental organizations and the international community.

PPL believes future legislation and regulations that cap carbon dioxide emissions from power plants are likely, although technology to efficiently capture, remove and sequester carbon dioxide emissions is not presently available.  At the federal level, such legislation has received support from the majority leadership in both the U.S. Senate and U.S. House of Representatives.  PPL supports a national program and has publicly supported the key concepts of the "Low Carbon Economy Act of 2007" introduced in the Senate in July 2007, including an economy-wide approach, a gradual phase-in of greenhouse gas emission reduction targets and timetables and cost containment measures to limit the cost to the economy.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a greenhouse gas emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commences in January 2009 and calls for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.  A similar effort is under way in the western U.S. (the Western Regional Climate Action Initiative, or WCI), and Midwestern states have recently agreed to form another regional climate change program.

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

PPL believes that the regulation of greenhouse gas emissions may have a material impact on its future capital expenditures and operations, but the costs are not now determinable.  PPL also cannot predict the impact that any pending or future federal or state climate change legislation regarding more stringent environmental standards could have on PPL or its subsidiaries.

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

The Pennsylvania DEP filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  The Delaware Riverside Conservancy and several citizens were granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action.  PPL and the Pennsylvania DEP have settled this matter.  The settlement required a payment of $1.5 million in penalties and reimbursement of the DEP's costs.  PPL made this payment in the second quarter of 2008.  The settlement also requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL submitted the assessment report to the agencies in June 2007.  However, the agencies may require additional studies.  In addition, PPL expects the trustees and the Delaware River Basin Commission to seek to recover their costs and/or any damages they determine were caused by the release.

At September 30, 2008, management's best estimate of the probable loss associated with the Martins Creek ash basin leak was $35 million, of which $29 million relates to off-site costs, and the balance to on-site costs.  These estimates reflect a reduction of $2 million recorded in the second quarter of 2008.  At September 30, 2008, the remaining recorded contingency for this remediation was $5 million.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses and the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions.  PPL currently plans to spend up to $50 million to upgrade and/or replace certain wastewater facilities in response to the seepage and for other facility changes.  The potential additional cost to address the identified seepages or other seepages at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In the first quarter of 2008, PPL Montana recorded an additional reserve of $7 million ($0.01 per share, basic and diluted, for PPL) to "Operation and maintenance" on the Statement of Income.  In July 2008, the plaintiffs and the owner-defendants remaining after dismissal of NorthWestern due to its bankruptcy, executed a settlement agreement.  PPL Montana and the other remaining owner-defendants funded the settlement, concluding the matter.  PPL Montana's share of the settlement was approximately $8 million.  In June 2008, PPL Montana recorded an insignificant reserve for its share of potential additional settlements with three property owners living near the original plaintiffs but who were not parties to the lawsuit.  PPL Montana may incur additional costs related to the potential claims, including additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

In February 2007, six plaintiffs filed a separate lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting similar property damage claims as were asserted by the plaintiffs to the May 2003 complaint.  The lawsuit is in its initial stages of discovery and investigation, and PPL Montana is unable to predict the outcome of these proceedings.  PPL Montana has undertaken certain groundwater investigation and remediation measures at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  PPL Montana may incur further costs based on the outcome of this lawsuit and its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

Other Issues

The EPA significantly increased the water quality standard for arsenic in January 2006, but limited the standard to drinking water.  In Pennsylvania, the Environmental Quality Board approved the Triennial Review, in which the arsenic standard has been proposed as an in-stream water quality standard, at its September 2008 meeting.  Final regulations are expected before the end of 2008.  The revised standard may result in action by individual states that could require several PPL subsidiaries to further treat wastewater and/or take abatement action at their power plants.  The cost of complying with any such requirements is not now determinable, but could be significant.

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants.  Another rule finalized in 2004 that addressed existing structures has been withdrawn following a January 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In April 2008, the U.S. Supreme Court granted the petitions for writs of certiorari filed by Utility Water Act Group (UWAG), Public Service Enterprise Group, Inc. and Entergy Corporation, limited to one issue.  The issue is whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the "best technology available for minimizing adverse environmental impact" at cooling water intake structures.  Depending on the outcome of the U.S. Supreme Court review and what changes the EPA makes to the rule in accordance with this decision and the other issues raised by the Second Circuit Court (that will not be reviewed by the U.S. Supreme Court), in addition to what actions the states may take on their own, these actions could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

The EPA released its 2008 Effluent Guidelines Plan and has chosen not to revise the steam electric effluent guidelines.  Instead, the EPA plans to continue to study the industry's wastewater discharges, with a focus on coal-fired plants and "particular interest" in Flue Gas Desulfurization wastewater treatment, ash sluice water management and water reuse opportunities.  The EPA plans to continue to study the industry through 2009 and 2010 annual reviews, including sampling at selected plants.  UWAG is working closely with the EPA on the sampling coordination.

PPL has signed a consent order with the Pennsylvania DEP under which it will take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to power plant discharge channels, especially during cold weather, because of the warm water. In the past, some fish kills have occurred at Brunner Island when debris at the intake pumps has resulted in a unit trip or reduction in load, causing a sudden change in the water temperature in the discharge channel where fish are present.

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

PPL Electric has been remediating several sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric may be liable for remediation.  These include a number of coal gas manufacturing facilities formerly owned or operated by PPL Electric.  In addition, PPL Gas Utilities also was remediating various sites including coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators and was engaged in a program to plug abandoned wells.  On October 1, 2008, PPL Gas Utilities was sold and, with very limited exceptions, the remediation and well-plugging liabilities were transferred.  These exceptions do not impose material retained liabilities.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional measures to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites, and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At September 30, 2008, PPL Energy Supply had accrued a discounted liability of $35 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability at a rate of 5.74%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2008 through 2012, and the expected payments for the work after 2012 are $136 million.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Gas Seepage (PPL)

At September 30, 2008, PPL Gas Utilities owned and operated the Meeker gas storage field and had a partial ownership interest in the Tioga gas storage field, both located in north-central Pennsylvania.  PPL Gas Utilities had previously reported an issue with natural gas observed in several drinking water wells that the Pennsylvania DEP was working to address.  The Pennsylvania DEP raised concerns that potential leakage of natural gas from the Tioga gas storage field could be contributing to this issue.  PPL Gas Utilities was engaged in a program with the co-owner of the storage field to install water treatment systems on any residential wells in a specified program area in which natural gas exceeded 20 parts per million.  PPL Gas Utilities was also working with the co-owner on a broader study of the issue.  As a result of the sale of the natural gas distribution and propane businesses that closed on October 1, 2008, PPL will no longer be responsible for resolution of this matter.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At September 30, 2008, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to about $10.8 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.  In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $201 million per incident, payable at $30 million per year.  Effective October 29, 2008, PPL Susquehanna's public liability for claims will increase to $12.5 billion and the maximum assessment will increase to $235 million per incident, payable at $35 million per year.

At September 30, 2008, the property, replacement power and nuclear incident insurers maintained a minimum A.M. Best rating of at least A-.

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

	Recorded Liability at		Exposure at September 30, 2008 (a)
	September 30, 2008	December 31, 2007			Expiration Date
PPL Energy Supply (b)
Letters of credit issued on behalf of affiliates			$8	(c)	2009
Retroactive premiums under nuclear insurance programs			38
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			201	(d)
Indemnifications for entities in liquidation and sales of assets	$1	$1	273	(e)	2009 to 2012
Indemnification to operators of jointly-owned facilities			6	(f)		(f)
Assignment of Enron claims				(g)		(g)
WPD guarantee of pension and other obligations of unconsolidated entities	2	4	35	(h)	2017
Tax indemnification related to unconsolidated WPD affiliates			9	(i)	2012
Guarantee of a portion of an unconsolidated entity's debt	1		22	(j)	2018

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply apply to PPL on a consolidated basis.
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

(h)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At September 30, 2008, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

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

Affiliate Trust (PPL and PPL Energy Supply)

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I.  Interest expense on this obligation was $2 million for the nine months ended September 30, 2007.  The redemption resulted in a recorded loss of $2 million during the nine months ended September 30, 2007.  This interest expense and loss are both reflected in "Interest Expense" for PPL and "Interest Expense with Affiliate" for PPL Energy Supply on the Statement of Income.  See Note 22 in each Registrant's 2007 Form 10-K for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power purchase agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply PPL Electric's entire PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For both the three months ended September 30, 2008 and 2007, these purchases totaled $453 million.  For both the nine months ended September 30, 2008 and 2007, these purchases totaled $1.4 billion.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at September 30, 2008, the market price of electricity would exceed the contract price by approximately $1.8 billion.  Accordingly, at September 30, 2008, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both September 30, 2008 and December 31, 2007.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Interest Income from Affiliates" on the Statements of Income.  For the three months ended September 30, 2008 and 2007, interest related to this deposit was $3 million and $4 million.  For the nine months ended September 30, 2008 and 2007, interest related to this deposit was $8 million and $13 million.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment and other payments under the contract was $15 million and $24 million at September 30, 2008 and December 31, 2007.  The current and noncurrent balances are reported on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.

Under Pennsylvania law and PUC regulations, PPL Electric is required to buy electricity generation supply for customers who do not choose a competitive supplier.  PPL Electric has conducted four of its six planned competitive solicitations for generation supply in 2010, after its existing PLR contract expires.  Competitive bids have been solicited for 3,400 MW of generation supply, or two-thirds of PPL Electric's expected supply requirements for these customers in 2010.  An independent company, NERA Economic Consulting (NERA), is managing this competitive solicitation process.  NERA compiles the results and presents them to the PUC.  See Note 10 for additional information on the results of the completed solicitations.  Additional bids will be sought twice in 2009 to secure the remainder of supply needed to serve PPL Electric's customers in 2010.

PPL EnergyPlus was one of the successful bidders in the July 2007 competitive solicitation process and entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral if credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and; (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.  At September 30, 2008, PPL Energy Supply provided PPL Electric with an insignificant letter of credit as performance assurance.

At September 30, 2008, PPL Electric has credit exposure to PPL EnergyPlus under the PLR contracts and the solicitation discussed above, of $1.8 billion.  As a result of netting and collateral arrangements, PPL Electric's credit exposure was reduced to $1.4 billion.

PPL Energy Supply has credit exposure to PPL Electric under the PLR contracts.  At September 30, 2008, PPL Energy Supply's credit exposure with PPL Electric was $138 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to zero.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and sells the electricity at the same price to PPL EnergyPlus.  For the three months ended September 30, 2008 and 2007, NUG purchases totaled $29 million and $43 million.  For the nine months ended September 30, 2008 and 2007, NUG purchases totaled $87 million and $117 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

Allocations of Corporate Service Costs (PPL Energy Supply and PPL Electric)

PPL Services provides corporate functions such as financial, legal, human resources and information services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expense, and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

PPL Energy Supply	$47	$52	$152	$166
PPL Electric	29	28	88	90

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had a note receivable from affiliate of $10 million at September 30, 2008, and no such amounts outstanding at December 31, 2007.  Interest is due quarterly at a rate equal to the 1-month LIBOR plus 1%.  This note is shown on the Balance Sheet as "Note Receivable from Affiliate."  Interest earned on this note is included in "Interest Income from Affiliates" on the Statements of Income, and was $1 million and $7 million for the three months ended September 30, 2008 and 2007.  Interest earned for the nine months ended September 30, 2008 and 2007, was $3 million and $10 million.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a $130 million balance on this note outstanding at September 30, 2008, and a $277 million balance outstanding at December 31, 2007.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1%.  This note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on the note is included in "Interest Income from Affiliate" on the Statements of Income, and was $1 million and $5 million for the three months ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008 and 2007, interest earned was $5 million and $14 million.

Intercompany Derivatives (PPL Energy Supply)

In 2007 and 2008, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  At September 30, 2008, the total exposure hedged was £24 million and the net fair value of these positions was $4 million and is reflected in "Current Assets - Price risk management assets" on the Balance Sheet.  No similar hedging instruments were outstanding at December 31, 2007.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other income - net" on the Statements of Income.  For the three and nine months ended September 30, 2008, PPL Energy Supply recorded net gains of $5 million and $3 million.  "Other income - net" includes net losses of $1 million and $4 million related to similar average rate forwards and average rate options for the three and nine months ended September 30, 2007.

In 2007, PPL Energy Supply entered into forward contracts with PPL to sell Chilean pesos.  These hedging instruments had terms identical to forward sales contracts entered into by PPL with third parties to protect the value of its net investment in Emel as well as a portion of the proceeds in excess of its net investment expected from the then-anticipated sale of Emel.  None of these contracts were outstanding at September 30, 2008 or December 31, 2007.  "Other income - net" on the Statements of Income includes losses of $3 million and $5 million for the three and nine months ended September 30, 2007, related to these contracts.

In 2007, PPL Energy Supply also entered into forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at September 30, 2008 was £68 million (approximately $134 million).  The fair value of these positions was $15 million and $3 million at September 30, 2008 and December 31, 2007, and is reflected in the foreign currency translation adjustment component of accumulated other comprehensive loss on the Balance Sheets.  Additionally, $5 million is reflected in "Current Assets - Price risk management assets" on the Balance Sheet at September 30, 2008, and $10 million and $3 million is reflected in "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets at September 30, 2008 and December 31, 2007.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $23 million and $12 million of this license fee for the three months ended September 30, 2008 and 2007, and $37 million and $30 million for the nine months ended September 30, 2008 and 2007.  These allocations of the license fee are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
PPL
Other Income
Interest income	$7	$21	$24	$48
Equity earnings	1	1	3	3
Hyder liquidation distributions (Note 8)			3	6
Gain on sale of property and equipment		6	2	12
Gain on transfer of international equity investment (Note 8)				5
Earnings on nuclear plant decommissioning trust investments (a)	(7)	3	(12)	10
Miscellaneous - International			1	3
Miscellaneous - Domestic	1	1	4	4
Total	2	32	25	91

Other Deductions
Charitable contributions			1	1	3
Hedging (gains) losses		(4)	4	(3)	8
Miscellaneous - International		2	1	5	2
Miscellaneous - Domestic		3	3	5	7
Other Income - net		$1	$23	$17	$71

PPL Energy Supply
Other Income
Interest income		$5	$17	$18	$37
Equity earnings		1	1	3	3
Hyder liquidation distributions (Note 8)				3	6
Gain on sale of property and equipment			7	2	8
Gain on transfer of international equity investment (Note 8)					5
Earnings on nuclear plant decommissioning trust investments (a)		(7)	3	(12)	10
Miscellaneous - International				1	3
Miscellaneous - Domestic		1		3	2
Total			28	18	74
Other Deductions
Hedging (gains) losses		(5)	4	(3)	8
Miscellaneous - International		2	1	5	2
Miscellaneous - Domestic		2	2	4	7
Other Income - net		$1	$21	$12	$57

PPL Electric
Other Income
Interest income		$1	$2	$5	$7
Gain on sale of property					4
Miscellaneous			1		2
Total		1	3	5	13
Other Deductions		1	1	1	1
Other Income - net	$		$2	$4	$12

(a)
The three and nine months ended September 30, 2008, include charges of $6 million and $16 million for other-than-temporary impairments of securities held in the trust funds.  The amounts for the corresponding periods of 2007 were not significant.

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

•	Level 2 - inputs other than quoted prices in active markets, that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to price the asset or liability.

(PPL and PPL Energy Supply)

The assets and liabilities measured at fair value in accordance with SFAS 157 at September 30, 2008, were:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
PPL
Assets
Cash and cash equivalents	$349	$338	$11
Restricted cash and cash equivalents	349	82	267
Price risk management assets:
Energy commodities	1,541	13	1,287	$241
Interest rate/foreign exchange	59		59
	1,600	13	1,346	241
Nuclear plant decommissioning trust funds:
Cash and cash equivalents	15	15
Equity securities	184	184
Commingled equity index funds	111		111
Debt securities:
U.S. Treasury	81		81
Municipality	65		65
Corporate	29		29
Other	13		13
	498	199	299
Auction rate securities	26			26
	$2,822	$632	$1,923	$267

Liabilities
Price risk management liabilities:
Energy commodities	$1,789	$9	$1,718	$62
Interest rate/foreign exchange	77		77
	$1,866	$9	$1,795	$62

PPL Energy Supply
Assets
Cash and cash equivalents	$239	$228	$11
Restricted cash and cash equivalents	300	33	267
Price risk management assets:
Energy commodities	1,541	13	1,287	$241
Interest rate/foreign exchange	37		37
	1,578	13	1,324	241
Nuclear plant decommissioning trust funds:
Cash and cash equivalents	15	15
Equity securities	184	184
Commingled equity index funds	111		111
Debt securities:
U.S. Treasury	81		81
Municipality	65		65
Corporate	29		29
Other	13		13
	498	199	299
Auction rate securities	21			21
	$2,636	$473	$1,901	$262

Liabilities
Price risk management liabilities:
Energy commodities	$1,789	$9	$1,718	$62
Interest rate/foreign exchange	76		76
	$1,865	$9	$1,794	$62

PPL Electric
Assets
Cash and cash equivalents	$67	$67
Restricted cash and cash equivalents	43	43
	$110	$110

A reconciliation of assets and liabilities classified as Level 3 at September 30, 2008, was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Nine Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$274	$21	$295	$134		$134
Total realized/unrealized gains (losses)
Included in earnings (a)	2		2	1		1
Included in other comprehensive income (loss)	(97)	5	(92)	43	$(3)	40
Purchases, sales, issuances and settlements, net				1	(11)	(10)
Transfers in and/or out of Level 3					40	40
Balance at end of period	$179	$26	$205	$179	$26	$205

The amount of total (losses) for the period included in earnings attributable to the change in unrealized (losses) relating to assets or liabilities still held at end of period (a)	$(1)		$(1)	$(2)		$(2)

PPL Energy Supply
Balance at beginning of period	$274	$17	$291	$134		$134
Total realized/unrealized gains (losses)
Included in earnings (a)	2		2	1		1
Included in other comprehensive income (loss)	(97)	4	(93)	43	$(3)	40
Purchases, sales, issuances and settlements, net				1	(11)	(10)
Transfers in and/or out of Level 3					35	35
Balance at end of period	$179	$21	$200	$179	$21	$200

The amount of total (losses) for the period included in earnings attributable to the change in unrealized (losses) relating to assets or liabilities still held at end of period (a)	$(1)		$(1)	$(2)		$(2)

(a)	The amounts included in this line for "Energy Commodities, net" are reported in "Net energy trading margins," "Wholesale energy marketing," and "Energy purchases" on the Statements of Income.
(b)
The amounts included in this line for "Energy Commodities, net" are reported in "Net energy trading margins" and "Unrealized economic activity" within "Wholesale energy marketing" and "Energy purchases" on the Statements of Income.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

PPL and its subsidiaries use the market approach to determine the fair value of cash and cash equivalents and restricted cash and cash equivalents.  The fair value measurements of money market investments are classified as Level 1.  Deposits for trading purposes with a NYMEX broker that are invested in short-duration government-backed securities are classified as Level 2.

Price Risk Management Assets/Liabilities - Energy Commodities

The only energy commodity contracts classified as Level 1 are exchange-traded derivative gas and oil contracts.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued by traders using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  PPL's risk management group obtains quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.  When the unobservable inputs are significant to the fair value measurement, the contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department continues to assess all reasonably available market information and currently uses probabilities of default to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available.

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Exchange

Treasury instruments include forward-starting swaps, fixed-to-floating swaps, forwards and options for foreign exchange contracts, and cross-currency swaps.  PPL and PPL Energy Supply generally use the income approach to measure the fair value of the instruments, using common inputs such as LIBOR and foreign exchange curves.  Additionally, these calculations of fair value are corroborated with the counterparty and/or PPL's risk management group.  As noted above, these fair value measurements also include adjustments for credit risk.

Nuclear Plant Decommissioning Trust Funds

PPL and PPL Energy Supply generally use the market approach to measure the fair value of the securities held in the nuclear plant decommissioning trust funds.  The fair value measurements of commingled equity index funds are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.  The fair value measurements of debt securities are generally based on evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences.  When this information is not available, the fair value of debt securities is measured using present value techniques, which incorporate other observable inputs.

Auction Rate Securities

At September 30, 2008, the fair values of PPL and PPL Energy Supply's auction rate securities were $26 million and $21 million.  These securities are recorded in "Investments - Other" on the Balance Sheet.  PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program's guaranteed student loan revenue bonds as well as various municipal bond issues, all of which are rated investment grade.

Auction rate securities have normally been remarketed on a short-term basis with auction dates commonly set at seven-day, 28-day, 35-day or 49-day intervals.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to hold an investment at a periodically reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets, generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continued to impact PPL's and PPL Energy Supply's auction rate securities.  Auction rate securities were transferred into Level 3 of the fair value hierarchy during the first quarter of 2008.  The failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

At September 30, 2008, the par value of these auction rate securities totaled $29 million for PPL and $24 million for PPL Energy Supply.  Contractual maturities for these auction rate securities are approximately 28 years for both PPL and PPL Energy Supply.  Historically, the par value of auction rate securities approximated fair value due to the frequent resetting of the interest rates through the auction process.  The auctions for these outstanding securities failed in the second and third quarters of 2008, and PPL and PPL Energy Supply continued to earn interest on these investments at contractually prescribed interest rates.

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

At September 30, 2008, the estimated fair value of these auction rate securities was $26 million for PPL, a decline of $3 million from par value, and $21 million for PPL Energy Supply, a decline of $3 million from par value.  PPL and PPL Energy Supply intend and have the ability to hold these securities until they can be liquidated at par value.  Based upon the evaluation of available information, PPL and PPL Energy Supply believe these investments continue to be of high credit quality.  PPL and PPL Energy Supply do not anticipate having to sell these securities in order to fund operations.  Based on this assessment, the declines in fair value were deemed temporary and are due to general market conditions.  For the three months ended September 30, 2008, unrealized gains of $5 million for PPL and $4 million for PPL Energy Supply have been recorded on these securities in other comprehensive income.  The unrealized gains resulted from interest rates resetting on several of the securities at higher levels.  For the nine months ended September 30, 2008, unrealized losses of $3 million for both PPL and PPL Energy Supply have been recorded on these securities in other comprehensive income (loss).

14.	Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Fair Value Hedges

PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge fluctuations in the fair value of existing debt issuances, which range in maturity through 2047 for PPL and 2011 for PPL Energy Supply.  PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at September 30, 2008, there were no existing contracts of this nature.

For the three and nine months ended September 30, 2008 and 2007, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges and did not recognize any hedge ineffectiveness on fair value hedges.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  These contracts range in maturity through 2017.  Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge floating interest rate risk associated with anticipated debt issuances.  There were no such open contracts at September 30, 2008.  PPL and PPL Energy Supply also enter into foreign currency contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment in foreign operations.  These contracts range in maturity through 2028.

Net investment hedge activity is reported in the foreign currency translation adjustment component of other comprehensive income (loss).  These contracts range in maturity through 2011.  During the three and nine months ended September 30, 2008, PPL and PPL Energy Supply recognized $7 million and $8 million of net investment hedge gains after tax.  During the three and nine months ended September 30, 2007, PPL and PPL Energy Supply recognized $8 million and $12 million of net investment hedge losses, after tax.  At September 30, 2008, $3 million of accumulated net investment hedge gains, after tax, were included in the foreign currency translation adjustment component of accumulated other comprehensive loss, compared to $4 million of losses, after tax, at December 31, 2007.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in accumulated other comprehensive loss are reclassified to earnings.  There were no such reclassifications during the three and nine months ended September 30, 2008 and an insignificant amount during the same periods in 2007.

For the three months ended September 30, 2008 and 2007, hedge ineffectiveness recorded for energy derivatives was, after tax, gains of $177 million and $2 million.  The 2008 amount was primarily driven by certain power and gas cash flow hedges failing hedge effectiveness testing.  As prescribed by SFAS 133, hedge accounting is not permitted for the quarter in which this occurs and, accordingly, the entire change in fair value for the three months ended September 30, 2008, was recorded to the income statement.  The fair value of these positions increased significantly due to the sharp decline in power and gas prices during the three months ended September 30, 2008.  These transactions were not dedesignated as hedges since prospective regression analysis still supports that these hedges are expected to be highly effective.

For the nine months ended September 30, 2008 and 2007, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $179 million and a loss of $2 million.  The significant gain for the nine months ended September 30, 2008, was due to the reasons noted above for the three months ended September 30, 2008.

For the three and nine months ended September 30, 2008 and 2007, hedge ineffectiveness associated with interest rate and foreign currency derivatives was insignificant.

This table shows the accumulated net unrealized after-tax losses on qualifying derivatives (excluding net investment hedges), which are included in accumulated other comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
PPL
Beginning of period	$(692)	$(137)	$(192)	$(51)
Net change associated with current period hedging activities and other	665	10	166	(92)
Net change from reclassification into earnings	(202)	12	(203)	28
End of period	$(229)	$(115)	$(229)	$(115)

PPL Energy Supply
Beginning of period	$(688)	$(143)	$(188)	$(52)
Net change associated with current period hedging activities and other	668	18	167	(88)
Net change from reclassification into earnings	(206)	10	(205)	25
End of period	$(226)	$(115)	$(226)	$(115)

At September 30, 2008, the accumulated net unrealized after-tax losses on qualifying derivatives that were expected to be reclassified into earnings during the next 12 months were $41 million for PPL and $39 million for PPL Energy Supply.  Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

Normal Purchase/Normal Sale Exception

PPL's and PPL Energy Supply's "normal" portfolio includes certain load-following energy contracts, power purchase agreements, certain retail energy and physical capacity contracts and certain emission allowances purchased for consumption.  These contracts range in maturity through 2023.  Due to the "normal" election permitted by SFAS 133, these contracts receive accrual accounting.  The estimated fair value of these contracts was:

	Losses
	September 30, 2008	December 31, 2007

PPL	$(123)	$(327)
PPL Energy Supply	(191)	(393)

Economic Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk, but do not qualify for hedge accounting under SFAS 133 or hedge accounting was not elected.  Included in these transactions are certain load-following energy contracts and related supply contracts, sold call options and spark spreads on PPL Energy Supply's generating plants, FTRs to hedge expected transmission congestion expense, crude oil swaps to hedge rail transportation charges and the mark-to-market on dedesignated cash flow hedges that are still probable of going to delivery.  Although these transactions do not receive hedge accounting treatment, they are considered non-trading activity.  In addition, the ineffective portion of cash flow hedges is included in economic activity.  The unrealized gains and (losses) on this activity is reflected in the Statements of Income as follows.

	Unrealized Gains (Losses)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Unregulated retail electric and gas	$3		$2
Wholesale energy marketing	1,157		361	$(99)
Expenses
Fuel	14	$(1)	16	(1)
Energy purchases	(1,058)	(7)	(173)	127

The net unrealized gains recorded in "Wholesale energy marketing" resulted primarily from certain load-following sales contracts in which PPL and PPL Energy Supply did not elect the normal purchase/normal sale exception and the impact of quarterly hedge ineffectiveness as discussed in the "Cash Flow Hedges" section above.  The net unrealized losses recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the load-following contracts noted above in which PPL and PPL Energy Supply did not elect hedge treatment and from hedge ineffectiveness.  Since power prices have decreased significantly during the period, these fixed-price contracts have resulted in substantial unrealized gains and losses.

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

(PPL)

At September 30, 2008, PPL had credit exposure of $1.7 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting and collateral arrangements, PPL's credit exposure was reduced to $426 million.  One of the counterparties accounted for 21% of this exposure and no other individual counterparty accounted for more than 14% of the exposure.  The top ten counterparties accounted for $307 million, or 72%, of the total exposure.  Six of these counterparties had an investment grade credit rating from S&P and accounted for 53% of the top 10 exposure.  Two of the counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts, and all four non-rated counterparties are current on their obligations.

(PPL Energy Supply)

At September 30, 2008, PPL Energy Supply had credit exposure of $1.7 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting and collateral arrangements, PPL Energy Supply's credit exposure was reduced to $408 million.  One of the counterparties accounted for 22% of this exposure, and no other individual counterparty accounted for more than 14% of the exposure.  The top ten counterparties accounted for $307 million, or 75%, of the total exposure.  Six of these counterparties had an investment grade credit rating from S&P and accounted for 53% of the top 10 exposure.  Two of the counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts, and all four non-rated counterparties are current on their obligations.

PPL Energy Supply has credit exposure to PPL Electric under the long-term contracts for PPL EnergyPlus to supply PPL Electric's PLR load.  This exposure is excluded from the exposure discussed above.  See Note 11 for additional information on this related party credit exposure.

(PPL Electric)

At September 30, 2008, PPL Electric had credit exposure of $18 million as a result of its two solicitation bids in 2007 and one solicitation bid in 2008 for the 2010 PLR supply.  The successful bidders were eight external suppliers, all of which had an investment grade credit rating from S&P.

PPL EnergyPlus was another successful bidder in the first competitive solicitation process.  PPL Electric has credit exposure to PPL Energy Supply under the PLR contracts that expire December 31, 2009, and the first competitive solicitation.  These exposures are excluded from the exposure discussed above.  See Note 11 for additional information on the related party credit exposure.

15.	Goodwill and Other Intangible Assets

Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2007	$94	$897	$991
Effect of foreign currency exchange rates		(102)	(102)
Balance at September 30, 2008	$94	$795	$889

(PPL)

At September 30, 2008 and December 31, 2007, $55 million of goodwill had been classified as "Assets held for sale" on the Balance Sheets due to the planned sale of the natural gas distribution and propane businesses.  These businesses are a component of the Pennsylvania Delivery segment.  The sale was completed in October 2008.  See Note 8 for additional information.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Land and transmission rights	$237	$110	$235	$108
Emission allowances (a)	90		123
Lease arrangement and other (b)	349	46	109	41
Not subject to amortization due to indefinite life:
Land and transmission rights	16		15
Easements	74		78
	$766	$156	$560	$149

(a)
Removed from the Balance Sheets and expensed when consumed or sold.    During the third quarter of 2008, PPL recorded an impairment charge of $33 million to write-down annual nitrogen oxide allowances to fair value, which was determined to be zero.  See Note 10 for additional information.

(b)
"Other" includes costs for the development of licenses, the most significant of which is the COLA (see Note 8 for additional information).   These costs are expected to be amortized once the related assets are placed in service.

Current intangible assets and long-term intangible assets are included in "Other intangibles" in their respective areas on the Balance Sheets.

The increase in "Lease arrangement and other" from December 31, 2007, is primarily related to an intangible asset with an estimated amortization period of 13 years.

Amortization expense, excluding consumption of emission allowances, is estimated at $5 million for the remainder of 2008 and $22 million per year for 2009 through 2013.

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Land and transmission rights	$42	$22	$43	$22
Emission allowances (a)	90		123
Easements (b)	74		78
Lease arrangement and other (c)	344	46	109	41
	$550	$68	$353	$63

(a)
Removed from the Balance Sheets and expensed when consumed or sold.   During the third quarter of 2008, PPL Energy Supply recorded an impairment charge of $33 million to write-down annual nitrogen oxide allowances to fair value, which was determined to be zero.  See Note 10 for additional information.

(b)	Not subject to amortization due to indefinite life.
(c)
"Other" includes costs for the development of licenses, the most significant of which is the COLA (see Note 8 for additional information).  These costs are expected to be amortized once the related assets are placed in service.

Current intangible assets and long-term intangible assets are included in "Other intangibles" in their respective areas on the Balance Sheets.

The increase in "Lease arrangement and other" from December 31, 2007, is primarily related to an intangible asset with an estimated amortization period of 13 years.

Amortization expense, excluding consumption of emission allowances, is estimated at $5 million for the remainder of 2008 and $19 million per year for 2009 through 2013.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2007	$376
Accretion expense	22
Liabilities incurred	11
Change in estimated cash flow on settlement date	(10)
Liabilities settled	(14)
Change in foreign currency exchange rates	(1)
AROs at September 30, 2008	$384

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimates of the obligation.  In 2008, PPL Energy Supply changed estimated settlement dates and revised estimates on several AROs, the most significant being the ash basins at the Montour and Brunner Island plants.  In addition, PPL Energy Supply incurred additional liabilities for asbestos-containing material at several plants.

Funds in the nuclear plant decommissioning trust are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna nuclear station.  PPL Electric collects authorized nuclear decommissioning costs through the CTC; the collection of such costs is scheduled to end in December 2009.  These revenues are passed on to PPL EnergyPlus under the power supply agreements between PPL Electric and PPL EnergyPlus.  Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.  These revenues, less applicable taxes, are used to fund the nuclear plant decommissioning trust funds and can only be used for future decommissioning costs.  Once this collection ends, nuclear decommissioning costs are expected to be recovered through the price of generation in the competitive marketplace.  The aggregate fair value of the nuclear plant decommissioning trust funds was $498 million as of September 30, 2008, and $555 million as of December 31, 2007.  See Note 13 for additional information on the September 30, 2008 fair value and Note 12 for information regarding the impairment of certain securities held by the trust.

17.	Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents by reporting entity and by type.

	September 30, 2008
	PPL	PPL Energy Supply	PPL Electric
Current:
Deposits for trading purposes with NYMEX broker (a)	$267	$267
PPL Transition Bond Company Indenture reserves (b)	43		$43
Counterparty collateral	7	7
Client deposits	6
Other	3	3
Total current	326	277	43
Noncurrent:
Required deposits of WPD (c)	18	18
Escrowed funds related to Exempt Facility Revenue Bonds	5	5
Total noncurrent	23	23
	$349	$300	$43

	December 31, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (d)	$41		$41
Deposits for trading purposes with NYMEX broker (a)	119	$119
Counterparty collateral	26	26
Client deposits	16
Other	1	1	1
Total current	203	146	42
Noncurrent:
Required deposits of WPD (c)	18	18
PPL Transition Bond Company Indenture reserves (b)	42		42
Escrowed funds related to Exempt Facility Revenue Bonds	19	19
Total noncurrent	79	37	42
	$282	$183	$84

(a)	Represents margin deposits related to hedging activities. The increase in 2008 is attributable to increases in commodity prices and transaction volume.
(b)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.
(c)	Primarily consists of insurance reserves.
(d)	Includes a deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize $41 million of letters of credit at December 31, 2007.

18.	Leases

(PPL and PPL Energy Supply)

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  The fixed payments under the tolling agreement are subject to adjustment based upon changes to the facility capacity rating, which may occur up to twice per year.  Certain costs within the tolling agreement, primarily non-lease costs, are subject to escalation.

Total future minimum lease payments for all operating leases, including this agreement, are estimated to be:

Remainder of 2008	$14
2009	98
2010	89
2011	90
2012	87
2013	99
Thereafter	478
$955

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

During the nine months ended September 30, 2008, all of the Convertible Senior Notes were either converted at the election of the holders or redeemed at par as a result of PPL Energy Supply calling the notes for redemption.  See Note 7 for additional information about these Convertible Senior Notes.  Upon adoption, FSP APB 14-1 will require only retrospective application with regard to the Convertible Senior Notes since none of these notes are outstanding.  The potential impact of adoption has not yet been determined, but it could be material.

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

PPL and its subsidiaries will adopt SFAS 160, prospectively, effective January 1, 2009, concurrent with the adoption of SFAS 141(R), except for the presentation and disclosure requirements, which require retrospective application.  The potential impact of adoption to the financial statements is not yet determinable, but it could be material.

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

PPL and its subsidiaries will adopt SFAS 161, prospectively, effective January 1, 2009.  SFAS 161 permits early adoption and encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS 161 was issued to provide greater transparency by enhancing existing disclosures; therefore, the adoption is not expected to have a material impact on PPL and its subsidiaries' financial statements.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  In PPL's 2007 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania and the U.K.  PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery.  In 2007, PPL sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  In October, 2008, PPL completed the sale of its natural gas distribution and propane businesses, which were included in the Pennsylvania Delivery segment.  See Note 8 to the Financial Statements for information on the sales.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2007 Form 10-K for a discussion of PPL's strategy and the risks and challenges it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

Recent Market Events

The turmoil in the financial markets has increased the complexity of maintaining credit risk within acceptable tolerances, responding to liquidity needs, measuring derivative and other financial instruments at fair value, and managing market price risk.

Credit risk

Credit risk is the risk that PPL would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL has concentrations of suppliers and customers among electric utilities, natural gas distribution companies, financial institutions and other energy marketing and trading companies.  These concentrations may impact PPL's overall exposure to credit risk, either positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.  The volatility and downturn in financial and commodity markets in the third quarter of 2008 have generally increased PPL's exposure to credit risk.  See Note 14 to the Financial Statements for additional information about credit concentration.

In September 2008, Lehman Brothers Holdings Inc. (Lehman), filed for protection under Chapter 11 of the Federal Bankruptcy Code.  A subsidiary of Lehman was a counterparty of PPL.  Lehman was a guarantor of the subsidiary, and because of the bankruptcy, PPL was allowed to declare an event of default under the contract with the subsidiary.  At the time of Lehman's filing, PPL's direct exposure to the subsidiary of Lehman was a net liability of $3 million, pre-tax, which was liquidated prior to September 30, 2008.  PPL believes that the Lehman bankruptcy has not had and will not have a material adverse effect on PPL or its subsidiaries.

Due to the recent market conditions, PPL has increased the amount of credit reserves related to certain counterparties other than Lehman, but the increase was not material to PPL's financial statements.  At this time, PPL has not deemed it probable that any of these counterparties will default.

Liquidity Issues

The turmoil in financial markets has generally made obtaining new sources of credit more difficult and more costly for companies.  Despite the tightening of the credit markets, PPL expects to continue to have adequate sources of liquidity through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  PPL currently does not expect to need to access commercial paper markets or debt and equity capital markets until the fourth quarter of 2009, except to remarket certain bonds at PPL Electric as discussed in "Financial Condition - Liquidity and Capital Resources - Financing Activities," but may decide to access capital markets, subject to market conditions, to enhance its liquidity.

Lehman Brothers Bank, FSB (Lehman Bank), another subsidiary of Lehman, is no longer honoring its commitments under PPL Energy Supply's $3.4 billion five-year credit facility and PPL Electric's $200 million five-year credit facility.  Lehman Bank's commitments under these facilities total $185 million.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL's liquidity position and a discussion of financing transactions completed in October 2008 to prefund future debt maturities.

Valuations in Inactive Markets

The turmoil in the financial markets has generally made it more difficult for companies to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL transacts, concluding that substantially all of these markets were active as of September 30, 2008.  However, the market for auction rate securities remains inactive.  See Note 13 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Commodity Price Risk

The volatility of wholesale energy prices significantly impacted PPL's earnings for the three and nine months ended September 30, 2008.  See "Statement of Income Analysis - Domestic Gross Energy Margins - Domestic Gross Energy Margins By Region" for further discussion.

Securities Price Risk

Declines in the market price of debt and equity securities resulted in unrealized losses that have impacted the asset values of PPL's investments in its nuclear decommissioning trust funds and in its defined benefit plans.  The nuclear decommissioning trust funds have experienced negative investment returns during 2008.  The assets in these funds support the costs to decommission the Susquehanna nuclear station when its licenses expire in 2022 and 2024, subject to any license extensions.  As a result, the obligation to decommission the nuclear station is long-term in nature, exposing the assets held in the funds to price risk.  PPL actively monitors the performance of the investments held in the funds and periodically reviews the funds' investment allocations.

PPL's defined benefit plans have also experienced negative investment returns in 2008.  However, significant increases in bond rates used to determine the discount rate for these plans may provide for reductions in the gross benefit obligations of these plans. This may offset some portion of the decline in asset values when determining the funded status of the plans as well as other measures at the end of 2008.  Determination of the funded status of the defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in assumptions, including the performance of the assets in the plans, through the annual measurement dates.  See "Application of Critical Accounting Policies" for "Defined Benefits" in Part II, Item 7 of the 2007 Form 10-K for a discussion of the assumptions and sensitivities regarding those assumptions.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings and continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2008, with the same periods in 2007.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income and the related EPS were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$203	$322	$653	$870
EPS - basic	$0.54	$0.85	$1.75	$2.27
EPS - diluted	$0.54	$0.84	$1.73	$2.25

The changes in net income from period to period were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

Segment Results

Net income by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Supply	$98	$205	$297	$454
International Delivery	73	108	233	319
Pennsylvania Delivery	32	9	123	97
Total	$203	$322	$653	$870

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL completed the sale of its domestic telecommunication operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Energy revenues
External (a)	$1,825	$566	$2,027	$1,256
Intersegment	453	453	1,370	1,356
Energy-related businesses	140	185	369	536
Total operating revenues	2,418	1,204	3,766	3,148
Fuel and energy purchases
External (a)	1,781	436	1,888	1,085
Intersegment	30	44	89	119
Other operation and maintenance	215	164	649	517
Depreciation	52	41	146	124
Taxes, other than income	9	6	18	24
Energy-related businesses	130	174	351	568
Total operating expenses	2,217	865	3,141	2,437
Other Income - net	(6)	15	(2)	27
Interest Expense	53	38	144	113
Income Taxes	44	110	181	169
Minority Interest		1	1	2
Net Income	$98	$205	$297	$454
(a)	Includes unrealized gains and losses from economic activity. See Note 14 to the Financial Statements for additional information.

The after-tax change in net income between these periods was due to the following factors.

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$(15)	$(48)
Western U.S. non-trading margins		5
Net energy trading margins	(89)	(70)
Taxes, other than income	1	4
Depreciation	(5)	(12)
Other operating expenses	2	(10)
Earnings from synfuel projects	(9)	(43)
Realized earnings on nuclear plant decommissioning trust	(4)	(7)
Financing costs, net of interest income	(13)	(22)
Income taxes	(3)	(6)
Other	1	(3)
Special items	27	55
	$(107)	$(157)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•	Higher depreciation expense for both periods was due to additions to PP&E.

•
Higher other operating expenses for the nine months ended September 30, 2008, were attributable to higher operating costs at the fossil/hydro generating stations (including higher outage costs at the Eastern U.S. fossil/hydro stations), higher costs of nuclear development and higher operating costs in the energy marketing business.  Partially offsetting these increases were lower outage and non-outage costs at the Susquehanna nuclear station.

•	Lower earnings contribution from synfuel projects for both periods was the result of the expiration of federal tax credits and closure of the synfuel facilities at the end of 2007.

•	Higher net financing costs for both periods were primarily due to lower interest income and higher interest expense on long-term debt primarily due to new issuances.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Mark-to-market adjustments from certain economic activity (a)	$67	$(6)	$121	$20
Unrealized losses on certain nuclear plant decommissioning trust investments (Note 12)	(1)		(5)
Impairment of certain emission allowances (Note 10)	(27)		(27)
Impairment of certain transmission rights (b)		(12)		(12)
Settlement of Wallingford cost-based rates (c)		33		33
Sale of domestic telecommunication operations (Note 8)		(3)		(23)
Off-site remediation of ash basin leak (Note 10)			1
Colstrip groundwater litigation (Note 10)			(5)
Synthetic fuel tax adjustment (Note 10)			(13)
PJM billing dispute (d)				(1)
Total	$39	$12	$72	$17

(a)	See Note 14 to the Financial Statements for additional information regarding economic activity.
(b)	See "Other Operation and Maintenance" for more information on the $21 million pre-tax impairment.
(c)
In 2003, PPL Wallingford and PPL EnergyPlus sought from the FERC cost-based payments based upon the RMR status of four units at the Wallingford, Connecticut generating facility.  As a result of a settlement agreement, during the third quarter of 2007, PPL recognized $55 million of revenue and $4 million of interest income related to the settlement agreement, of which $21 million had been previously collected.

(d)	Represents additional interest related to the settlement of this litigation in 2007.

Outlook

Excluding special items, PPL projects lower earnings for its Supply segment in 2008 compared with 2007 as a result of the loss of synfuel-related tax benefits, higher coal commodity and transportation costs, lower expected baseload generation, higher financing costs and lower expected margins from PPL's marketing and trading activities.  The decrease in wholesale energy prices and lack of liquidity in the power markets significantly impacted PPL's earnings for the three and nine months ended September 30, 2008.  PPL has taken measures to reduce its exposure to the potential effect of any further decline in market prices on future trading margins.

PPL expects 2009 earnings for its Supply segment to be lower than projected 2008 earnings as a result of higher operation and maintenance expenses; higher depreciation and higher financing costs.  PPL expects these increased costs to be partially offset by higher energy margins, despite higher expected coal expense, as a result of higher baseload generation, higher Western energy sales prices, and higher expected margins from its marketing and trading activities.

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

International Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Utility revenues	$195	$204	$647	$638
Energy-related businesses	8	8	26	27
Total operating revenues	203	212	673	665
Other operation and maintenance	46	57	142	182
Depreciation	33	33	104	111
Taxes, other than income	17	17	51	49
Energy-related businesses	4	4	10	13
Total operating expenses	100	111	307	355
Other Income - net	6	2	10	19
Interest Expense	42	47	114	141
Income Tax (Benefit) Expense	(6)	(39)	34	(42)
Income from Discontinued Operations		13	5	89
Net Income	$73	$108	$233	$319

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended
U.K.:
Delivery margins		$18
Depreciation	$(1)	4
Other operating expenses	4	15
Interest expense	(1)	5
Interest income	(2)	(5)
Income taxes	9	21
Foreign currency exchange rates	(2)
Hyder liquidation distributions (Note 8)		(3)
Gain on transfer of equity investment (Note 8)		(5)
Other		(2)
Discontinued Operations, net of special item (Note 8)	(11)	(39)
Change in tax reserves (Note 5)	1	(30)
Other	8	20
U.S. income taxes	17	15
Special items	(57)	(100)
	$(35)	$(86)

•
The U.K.'s earnings for the nine months ended September 30, 2008, were favorably impacted by higher delivery margins primarily due to higher prices, which include the annual regulatory adjustment for inflation.

•
Lower U.K. other operating expenses for both periods were primarily due to lower pension expense resulting from an improvement in the fair value of pension assets and an increase in the discount rate, partially offset by lower mortality rates.

•
Lower U.K. income taxes for the three and nine months ended September 30, 2008, were primarily due to the enactment of the U.K.'s Finance Act 2008, which included the phase-out of tax depreciation on certain buildings.  As a result, a deferred tax benefit was recorded in the third quarter of 2008.  Also contributing to the nine-month period variance was a favorable U.K. taxing authority determination in 2008 related to the deductibility of imputed interest on a loan from Hyder.

•	Lower U.S. income taxes are primarily due to changes in the estimated taxable amount of planned cash repatriation.

•
Changes in foreign currency exchange rates decreased the U.K.'s portion of revenue and expense line items by 4% and 1% for the three and nine months ended September 30, 2008, compared with the same periods in 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sale of Latin American businesses (Note 8)		$3		$46
Change in U.K. tax rate (Note 5)		54		54
		$57		$100

Outlook

Excluding special items, PPL projects the 2008 earnings of its International Delivery segment to approximate the results of 2007.

PPL expects 2009 earnings for its International Delivery segment to be lower than projected 2008 earnings as a result of the loss of certain U.K. income tax benefits included in 2008 that are not expected to recur in 2009 and a less favorable foreign currency exchange rate in the U.K.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.  In 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  In October 2008, the sale was completed.  See Note 8 to the Financial Statements for additional information.

The Pennsylvania Delivery segment results in 2008 and 2007 reflect the reclassification of the natural gas distribution and propane businesses' revenues and expenses to Discontinued Operations.

Pennsylvania Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues
External	$813	$811	$2,462	$2,436
Intersegment	30	44	89	119
Total operating revenues	843	855	2,551	2,555
Fuel and energy purchases
External	44	56	129	157
Intersegment	453	453	1,370	1,356
Other operation and maintenance	103	103	310	297
Amortization of recoverable transition costs	73	78	217	229
Depreciation	32	34	97	99
Taxes, other than income	51	50	155	150
Total operating expenses	756	774	2,278	2,288
Other Income - net	1	6	9	25
Interest Expense	25	32	80	103
Income Taxes	21	17	70	61
Dividends on Preferred Securities	5	5	14	14
(Loss) Income from Discontinued Operations	(5)	(24)	5	(17)
Net Income	$32	$9	$123	$97

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended
Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$5	$21
Operating expenses		(10)
Other	(1)	(3)
Special item	19	18
	$23	$26

•
Higher delivery revenues were attributable to a PPL Electric base rate increase effective January 1, 2008 and normal load growth, partially offset by the unfavorable impact of weather on residential and commercial sales in 2008.

•	Higher operating expenses for the nine months ended September 30, 2008, were primarily due to increased usage of contractors and increases in uncollectible accounts.

The following after-tax amount, which management considers a special item, also had an impact on the Pennsylvania Delivery segment earnings.  See the indicated Note to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sale of gas and propane businesses (Note 8)	$(4)	$(23)	$(5)	$(23)

Outlook

Excluding special items, PPL projects higher 2008 earnings for its Pennsylvania Delivery segment driven by higher revenues as a result of PPL Electric's January 1, 2008 distribution rate increase, partially offset by higher operating expenses.

PPL expects 2009 earnings for its Pennsylvania Delivery segment to be comparable to 2008 due to lower delivery margins offset by lower operating costs.

In May 2007, the PUC approved final regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  The regulations provide that default service providers will acquire electricity supply at prevailing market prices pursuant to procurement and implementation plans approved by the PUC.  The regulations also address the utilities' recovery of market supply costs.  The final regulations became effective in September 2007.

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010 after PPL Electric's PLR contract with an affiliate expires.  Under the plan, PPL Electric was approved to issue a series of competitive bids for such supply in 2007, 2008 and 2009.  Each solicitation is for 850 MW of expected generation supply, or one-sixth of PPL Electric's expected PLR supply requirement in 2010.  The average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first four solicitations were as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76
October 2008	112.51	111.94
Average	107.04	107.89

As a result, PPL Electric has contracted for two-thirds of the electricity supply it expects to need for 2010.  If the average prices paid for the supply purchased so far were to be the same for the remaining two purchases, the average residential customer's monthly bill in 2010 would increase about 36.1% over 2009 levels, while monthly bills for small business customers would increase on average approximately 25.0% and monthly bills for mid-size business customers would increase on average approximately 44.3%.  The estimated increases include Pennsylvania gross receipts tax, an adjustment for line losses, PPL Electric's January 1, 2008 rate increase and a court-ordered rate adjustment in 2007.  Actual 2010 prices will not be known until all six supply purchases have been made.  The final two solicitations will be conducted in 2009.

In September 2007, the Pennsylvania General Assembly (General Assembly) convened a special session to address the proposals in the Energy Independence Strategy (Strategy) proposed by the Pennsylvania Governor earlier in 2007.  In June 2008, the General Assembly passed, and the Governor signed, a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.

In August 2008, PPL Electric filed a request with the PUC to approve its plan to purchase the PLR electricity supply that PPL Electric will need for 2011 through mid-2014.  Under the plan, PPL Electric proposed to buy this electricity for January 2011 through May 2014 four times a year, beginning in the third quarter of 2009, for 12- and 24- month increments.  PPL Electric also will seek bids from other companies to manage its hourly purchases in the competitive electricity market.  For residential and small-business customers, 90 percent of the supply would be acquired through fixed-price contracts of 12 or 24 months, and 10 percent through hourly purchases in the open market.  All of the power for large commercial and industrial customers would be purchased on an hourly basis in the open market.  An independent third party would administer the process of securing power supply contracts and, with PUC oversight, select the suppliers that would provide generation supply at the lowest cost to PPL Electric's customers.

On November 3, 2008, PPL Electric proposed several amendments to its plan to reflect passage of Pennsylvania Act 129 (Act 129), as discussed below.  PPL Electric added provisions to purchase 5% of its default service supply through five-year contracts and an additional 5% through ten-year contracts.  It reduced the term of its plan by one year, proposing that the plan end in May 2013, rather than in May 2014.  Finally, PPL Electric provided support for several findings that the PUC was required to make under Act 129.  PPL Electric cannot predict the outcome of this matter.

In August 2008, PPL Electric also asked the FERC for a change in the way transmission rates are calculated to support continued investment in its transmission system by switching to formula-based rates.  Under formula-based rates, a fixed earnings level is set for the utility, and the utility annually adjusts its transmission rates, subject to FERC review.  The process offers an opportunity for public input.  The proposed rate design would ensure that there is no over-recovery or under-recovery of the actual costs of providing transmission delivery service.  The rate change request, if approved, would result in an increase of $0.74 to the monthly bill of an average PPL Electric residential customer.  PPL Electric is requesting that the proposed rate take effect November 1, 2008.  This request would not affect generation charges or distribution rates.  The rate change request would result in an annual revenue increase of about $20 million.

On October 29, 2008, the FERC accepted the proposed rate for filing, effective on November 1, 2008, subject to refund.  The FERC did not adjust the requested return on equity of 12.84%, which included 50 basis points for membership in PJM.  Finally, the FERC set the matter for hearing, but held the hearings in abeyance to provide time for settlement judge procedures.  PPL Electric cannot predict the outcome of this matter.

Since the introduction of the Strategy in 2007, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan provided that customers could pay additional amounts on their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest, would be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration of the proposal by the PUC.  Ten parties filed responses to PPL Electric's petition, primarily because the proposal offered the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties negotiated a settlement agreement  under which PPL Electric agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll) and to make the program available to customers enrolled in budget billing.  In March 2008, the Administrative Law Judge assigned to this case recommended that the PUC approve the settlement agreement.  In August 2008, the PUC approved the settlement agreement.  As a result, the program was implemented in October 2008.

As part of the Strategy, the General Assembly passed and the Governor signed into law Act 129 in October 2008.  The law creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.

Under Act 129, Electric Delivery Companies (EDCs) must develop and file an energy efficiency and conservation plan with the PUC.  EDCs must contract with a conservation service provider to implement all or a portion of the plan.  Act 129 requires reduction in consumption of 1% by 2011, 3% by 2013 and a reduction in peak demand of 4.5% by 2013.  EDCs will be able to recover costs of implementing a conservation plan.

Act 129 also provides for installation of smart meters under the following conditions:  for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  PPL Electric's current advanced metering technology meets the definition of smart metering technology in Act 129, but PPL Electric will eventually have to upgrade its current metering technology to comply with a provision that requires EDCs to make available to third parties direct meter access and electronic access to customer meter data.  Under Act 129, EDCs will be able to recover costs of providing smart metering technology.

Act 129 also requires the default service provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years, with long-term contracts limited to up to 25% of the load unless otherwise approved by the PUC).  The DSP will be able to recover costs associated with a competitive procurement plan.

Under Act 129, the DSP competitive procurement plan must also ensure adequate and reliable service "at least cost" over time.  Act 129 also grants the PUC authority to extend long-term power contracts up to 20 years, if necessary, to achieve the "least cost" standard.

Act 129 also provides for market misconduct corrective actions.  In the event that an EDC, its affiliate or a supplier from whom the EDC has purchased power, is found guilty of market manipulation, the PUC can direct an EDC to take any and all reasonable action to quantify the effect of the market misconduct on Pennsylvania ratepayers and seek recompense.

Act 129 makes changes to the Alternative Energy Portfolio Standards by adding Pennsylvania biomass energy and small hydroelectric plants as Tier 1 alternative energy sources and requiring the PUC to automatically increase the Tier 1 requirements to account for increases in the additional resources.

Act 129 also requires the Pennsylvania Department of Conservation and Natural Resources to complete a study to identify suitable geological formations for the location of a state carbon sequestration network.

Act 129 does not address rate mitigation.  The Governor, Pennsylvania House of Representatives and Pennsylvania Senate have committed to address rate mitigation in the next session, which begins in January 2009.

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

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investor's understanding of PPL's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL believes that "Domestic Gross Energy Margins" is useful and meaningful to investors because it provides them with the results of PPL's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Domestic Gross Energy Margins" as defined by PPL and "Operating Income."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating Income (a)	$391	$521	$1,264	$1,288
Adjustments:
Energy-related businesses, net (b)	(14)	(15)	(34)	18
Other operation and maintenance (a)	364	324	1,101	996
Amortization of recoverable transition costs (a)	73	78	217	229
Depreciation (a)	117	108	347	334
Taxes, other than income (a)	77	73	224	223
Revenue adjustments (c)	(1,692)	(562)	(2,036)	(1,519)
Expense adjustments (c)	1,028	(6)	109	(184)
Domestic gross energy margins	$344	$521	$1,192	$1,385

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended Sept. 30,
	2008	2007	Change
Revenue
Utility (a)	$1,007	$1,016	$(9)
Unregulated retail electric and gas (a)	43	28	15
Wholesale energy marketing (a)	1,915	517	1,398
Net energy trading margins (a)	(132)	20	(152)
Revenue adjustments (b)
WPD utility revenue	(195)	(204)	9
Domestic delivery component of utility revenue	(325)	(325)
Other utility revenue	(12)	(13)	1
RMR revenues		(52)	52
Mark-to-market adjustments from certain economic activity (c)	(1,160)		(1,160)
Gains from sale of emission allowances (d)		32	(32)
Total revenue adjustments	(1,692)	(562)	(1,130)
	1,141	1,019	122
Expense
Fuel (a)	267	257	10
Energy purchases (a)	1,558	235	1,323
Expense adjustments (b)
Mark-to-market adjustments from certain economic activity (c)	(1,046)	(10)	(1,036)
Domestic electric ancillaries (e)	(15)	(13)	(2)
Gross receipts tax (f)	28	28
Other	5	1	4
Total expense adjustments	(1,028)	6	(1,034)
	797	498	299
Domestic gross energy margins	$344	$521	$(177)

	Nine Months Ended Sept. 30,
	2008	2007	Change
Revenue
Utility (a)	$3,108	$3,074	$34
Unregulated retail electric and gas (a)	110	73	37
Wholesale energy marketing (a)	2,000	1,145	855
Net energy trading margins (a)	(82)	38	(120)
Revenue adjustments (b)
WPD utility revenue	(647)	(638)	(9)
Domestic delivery component of utility revenue	(989)	(980)	(9)
Other utility revenue	(38)	(37)	(1)
RMR revenues		(52)	52
Mark-to-market adjustments from certain economic activity (c)	(363)	99	(462)
Gains from sale of emission allowances (d)	1	89	(88)
Total revenue adjustments	(2,036)	(1,519)	(517)
	3,100	2,811	289
Expense
Fuel (a)	718	692	26
Energy purchases (a)	1,299	550	749
Expense adjustments (b)
Mark-to-market adjustments from certain economic activity (c)	(157)	133	(290)
Domestic electric ancillaries (e)	(41)	(39)	(2)
Gross receipts tax (f)	85	84	1
Other	4	6	(2)
Total expense adjustments	(109)	184	(293)
	1,908	1,426	482
Domestic gross energy margins	$1,192	$1,385	$(193)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)	Included in "Energy purchases" on the Statements of Income.
(f)	Included in "Taxes, other than income" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended Sept. 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$398	$424	$(26)
Western U.S.	78	77	1
Net energy trading	(132)	20	(152)
Domestic gross energy margins	$344	$521	$(177)

	Nine Months Ended Sept. 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$1,057	$1,138	$(81)
Western U.S.	217	209	8
Net energy trading	(82)	38	(120)
Domestic gross energy margins	$1,192	$1,385	$(193)

Eastern U.S.

Eastern U.S. non-trading margins were $26 million and $81 million lower during the three and nine months ended September 30, 2008, compared with the same periods in 2007.  The decrease for both periods was primarily due to higher average fuel prices, which were up 18% and 14%, and lower baseload generation which was down 12% and 6%, primarily due to unplanned outages at the eastern coal-fired units and the retirement of the Martins Creek coal units in September 2007.  Partially offsetting these lower margins was a 1.4% increase in PLR sales prices in accordance with the schedule established by the PUC Final Order.

Western U.S.

Western U.S. non-trading margins were $8 million higher for the nine months ended September 30, 2008, compared with the same period in 2007.  The increase is primarily due to higher margins from wholesale activity due to favorable pricing.

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

During the three months ended September 30, 2008, net energy trading margins decreased by $152 million, compared with the same period in 2007.  This decrease consists of $133 million of lower unrealized margins and $19 million of lower realized margins, both driven by significant decreases in power and gas prices.  During the nine months ended September 30, 2008, net energy trading margins decreased by $120 million, compared with the same period in 2007.  This decrease consists of $126 million of lower unrealized margins, which were driven by decreases in power and gas prices, partially offset by improved FTR results.  Realized margins were $6 million higher during the period, which were driven by improved FTR results, partially offset by decreases in power and gas prices.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

GWh	4,076	4,034	12,943	9,381
Bcf	4.3	2.8	14.8	11.0

Utility Revenues

The changes in utility revenues were attributable to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR	$(1)	$14
Delivery	1	9
Other		2
International:
U.K. electric delivery revenue	(3)	11
U.K. foreign currency exchange rates	(6)	(2)
	$(9)	$34

Higher domestic delivery revenues for both periods were attributable to a base rate increase effective January 1, 2008.  Normal load growth also contributed to higher delivery revenues.  Higher PLR revenues for the nine months ended September 30, 2008, were also attributable to normal load growth.  The increases in domestic delivery and PLR revenue for both periods were partially offset by the unfavorable impact of weather on residential and commercial sales in 2008.

The decrease in U.K. electric delivery revenues for the three months ended September 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to a decrease in engineering recharge and metering services performed for third parties and a decrease in sales volumes, partially offset by an increase in prices effective April 1.

The increase in U.K. electric delivery revenues for the nine months ended September 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to an increase in prices effective April 1, partially offset by a decrease in engineering recharge and metering services performed for third parties.

Energy-related Businesses

Energy-related businesses contributed $1 million less to operating income for the three months ended September 30, 2008, compared with the same period in 2007.  The decrease was primarily attributable to:

•	a $30 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits. No such options were held in 2008; partially offset by
•	$19 million less in operating losses from synfuel projects as PPL's synthetic fuel operations have ceased;
•	a $6 million increase in earnings in 2008 from PPL's energy services-related businesses mainly due to increased construction activity; and
•	a $5 million impairment in 2007 of domestic telecommunication assets that were sold in 2007.

Energy-related businesses contributed $52 million more to operating income for the nine months ended September 30, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	$53 million less in operating losses from synfuel projects as the projects ceased operation at the end of 2007;
•	a $39 million impairment in 2007 of domestic telecommunication assets that were sold in 2007; and
•	a $9 million increase in earnings from PPL's energy services-related businesses mainly due to increased construction activity; partially offset by
•	a $44 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits. No such options were held in 2008; and
•	$6 million less in earnings from the domestic telecommunication assets that were sold in 2007.

See Note 8 to the Financial Statements for additional information on the impairment and sale of the domestic telecommunication assets.  See Note 10 to the Financial Statements for additional information on the synthetic fuel tax credits and the synfuel projects.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Lower gains on sale of emission allowances	$28	$84
Impairment of certain emission allowances (Note 10)	45	45
Domestic salary expense	7	24
Uncollectible accounts		9
Colstrip groundwater litigation (Note 10)		8
Outage costs at Western and Eastern U.S. fossil/hydro stations		8
Contractor expense	(1)	4
Regulatory asset amortization	1	3
Emission allowance consumption	1	2
Off-site remediation of ash basin leak (Note 10)		(2)
Stock-based compensation	(3)	(5)
Outage costs at Susquehanna nuclear station	(3)	(7)
WPD recoverable engineering services	(2)	(14)
Impairment of certain transmission rights (a)	(21)	(21)
Defined benefit costs (Note 9)	(9)	(29)
Other	(3)	(4)
	$40	$105

(a)
In August 2007, Maine Electric Power Company (MEPCO), ISO New England and other New England transmission owners submitted a filing to the FERC seeking to roll the revenue requirement of the MEPCO transmission facilities into the regional transmission rates in New England and to change certain rules concerning the use of the transmission line for energy and capacity.  PPL protested this proposal and recorded an impairment of the transmission rights based on their estimated fair value as determined by an internal model and other analysis.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $5 million and $12 million during the three and nine months ended September 30, 2008, compared with the same period in 2007.  The decreases were primarily attributable to a scheduled decrease in ITC amortization, a reduction of ITC revenues, the change in unbilled revenues and the change from recovery of a CTC undercollection in 2007 to the return of a CTC overcollection in 2008.

Depreciation

The increases in depreciation expense were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Additions to PP&E	$9	$26
Extension of useful lives of certain WPD network assets in 2007		(13)
	$9	$13

Taxes, Other Than Income

Taxes, other than income increased by $4 million during the three months ended September 30, 2008, compared with the same period in 2007.  The increase was primarily due to a $2 million increase in domestic sales and use tax expense and a $1 million increase in domestic gross receipts tax expense.

Taxes, other than income increased by $1 million during the nine months ended September 30, 2008, compared with the same period in 2007. The increase was primarily due to a $5 million increase in domestic gross receipts tax expense and a $2 million increase in WPD property taxes.  The increases were partially offset by a $7 million PPL Montana property tax refund received in 2008.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The changes in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Long-term debt interest expense primarily due to new issuances (Note 7)	$5	$2
Short-term debt interest expense	3	3
Amortization of debt issuance costs	1	3
Redemption of 8.23% Subordinated Debentures in 2007 (Note 11)		(4)
Capitalized interest	2	(8)
Hedging activities	(7)	(15)
Other	(1)
	$3	$(19)

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Decrease in synthetic fuel and other tax credits	$7	$71
U.K. Finance Act adjustments (Note 5)	46	46
Tax reserve adjustments (Note 5)	4	45
Lower pre-tax book income	(70)	(33)
Tax return adjustments		(17)
Tax expense on foreign earnings	(16)	(11)
Domestic manufacturing deduction	(2)	(7)
Other	2	3
	$(29)	$97

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

Loss from Discontinued Operations decreased by $6 million during the three months ended September 30, 2008, compared with the same period in 2007.  The decrease was attributable to a $13 million decrease in income from PPL's Latin American operating businesses that were sold in 2007, offset by a $19 million increase in earnings from PPL's natural gas distribution and propane businesses, which was primarily attributable to a $23 million deferred tax charge recognized in the third quarter of 2007 in connection with the planned sale of the businesses.

Income from Discontinued Operations decreased by $62 million during the nine months ended September 30, 2008, compared with the same period in 2007.  The decrease was primarily attributable to an $84 million decrease in income from PPL's Latin American operating businesses that were sold in 2007, which included an $89 million after-tax gain from the sale of its El Salvadoran business and an after-tax impairment charge of $20 million of its Bolivian businesses.  Offsetting the decrease was a $22 million increase in earnings from PPL's natural gas distribution and propane businesses, primarily attributable to a $23 million deferred tax charge recognized in the third quarter of 2007 in connection with the planned sale of those businesses.

See "Discontinued Operations" in Note 8 to the Financial Statements for additional information on the sale of PPL's Latin American operating businesses and its natural gas distribution and propane businesses.

Financial Condition

Liquidity and Capital Resources

In general, recent turmoil in the financial markets has made obtaining new sources of credit more difficult and more costly for companies.  During this challenging period, PPL continues to be focused on maintaining a strong credit profile and liquidity position.  PPL expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  PPL currently does not expect to need to access commercial paper markets or debt and equity capital markets until the fourth quarter of 2009, except to remarket certain bonds at PPL Electric as discussed below, but may decide to access capital markets, subject to market conditions, to enhance its liquidity.  PPL believes that its cash and cash equivalents, short-term investments, operating cash flows, and borrowing capacity under its credit facilities, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, including liquidity requirements related to energy trading and marketing activities, as well as estimated future capital expenditures in the near term.  See "Financing Activities" below for a discussion of financing transactions completed in October 2008 to prefund future debt maturities.

PPL had the following at:

	September 30, 2008		December 31, 2007

Cash and cash equivalents	$349	(a)	$430
Short-term investments (b)	82		108
	$431		$538
Short-term debt	$200		$92

(a)	Excludes $3 million of cash related to the natural gas distribution and propane businesses that is included in "Assets held for sale" on the Balance Sheet.
(b)	Includes $15 million of auction rate securities at December 31, 2007. See below for further discussion.

The $81 million decrease in PPL's cash and cash equivalents position, which includes the effects of the cash flows of the Discontinued Operations, was primarily the net result of:

•	$1,161 million of cash provided by operating activities;
•	proceeds of $699 million from the issuance of long-term debt;
•	a net increase in short-term debt of $109 million (excluding the impact of foreign currency translation adjustments);
•	proceeds of $19 million from the issuance of common stock;
•	$979 million of capital expenditures;
•	the payment of $365 million of common stock dividends;
•	the retirement of $299 million of long-term debt;
•	$272 million in net expenditures for intangible assets;
•	a net increase of $70 million in restricted cash and cash equivalents;
•	the repurchase of PPL common stock for $38 million;
•	$20 million in net purchases of nuclear plant decommissioning trust investments; and
•	$14 million in net purchases of other investments.

Auction Rate Securities

PPL had auction rate securities totaling $26 million at September 30, 2008, which were classified as "Investments - Other," and $15 million at December 31, 2007, which were classified as "Short-term investments" on the Balance Sheets.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to hold an investment at a periodically reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets, generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continue to impact PPL's auction rate securities.

At September 30, 2008, PPL concluded that the fair market value of these auction rate securities was $26 million, a decline of $3 million from par value.  Because PPL intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL believes that it does not have significant realized loss exposure.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  Additionally, PPL does not anticipate having to sell these securities to fund operations.  As such, the decline in fair value is deemed temporary due to general market conditions.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Commercial Paper

Neither PPL Energy Supply nor PPL Electric had any commercial paper outstanding at September 30, 2008, and they do not expect to have to issue any commercial paper through the end of 2008.

Credit Facilities

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement, under which it can cause the bank to issue letters of credit, from $200 million to $300 million and extended the expiration date of the agreement to March 2009.

PPL Energy Supply and PPL Electric currently do not expect to make any modifications through the end of 2008, including extending the expiration date, to PPL Energy Supply's $3.4 billion or PPL Electric's $200 million five-year credit facilities, both of which expire in 2012.

In September 2008, PPL Energy Supply executed a new $385 million 364-day credit agreement that expires in September 2009.  Under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $150 million.  Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.

In January 2008, WPDH Limited extended the expiration date of its £150 million five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.

The credit agreement related to PPL Electric's and a subsidiary's participation in a $150 million asset-backed commercial paper program expired in July 2008.  In August 2008, PPL Electric and the subsidiary entered into a new credit agreement governing a similar asset-backed commercial paper program with a different financial institution and commercial paper conduit that expires in July 2009.  The borrowing limit under such program continues to be $150 million.  Borrowings under this program are subject to customary conditions precedent, as well as the requirement that PPL Electric discharge a conditional lien that could attach to the accounts receivable upon a default under PPL Electric's 1945 First Mortgage Bond Indenture.  See discussion on the planned discharge in "Financing Activities" below.

At September 30, 2008, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Available Capacity

PPL Energy Supply Domestic Credit Facilities		$4,385				$720		$3,665
PPL Electric Credit Facilities		350				41		309
Total Domestic Credit Facilities (a)		$4,735				$761		$3,974

WPDH Limited Credit Facility (b)	₤	150	₤	101			₤	49
WPD (South West) Credit Facilities		155			₤	4		151
Total International Credit Facilities (c)	₤	305	₤	101	₤	4	₤	200

(a)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group consisting of 24 banks, with no one bank providing more than 13% of the total committed capacity.

In October 2008, PPL Energy Supply borrowed $285 million under its $3.4 billion five-year credit facility, and PPL Electric borrowed $95 million under its $200 million five-year credit facility.  In connection with these borrowings, one of the participating banks, Lehman Brothers Bank, FSB, became a defaulting lender under both facilities, as it no longer is honoring its commitments of approximately $175 million and $10 million for PPL Energy Supply and PPL Electric.

(b)
During the third quarter of 2008, WPDH Limited made a USD-denominated borrowing of $200 million, which equated to £101 million at the time of borrowing and is reflected on the Balance Sheet in "Short-term debt."  This borrowing bears interest at approximately 3.73%.

(c)	At September 30, 2008, available capacity of the international credit facilities is approximately $365 million.

See Note 7 to the Financial Statements for additional information on PPL's credit facilities.

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

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (Bonds) that were issued by the Pennsylvania Economic Development Financing Authority (PEDFA) on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Bonds to a term rate of 1.80% for one year.

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) included a market price trigger that permitted holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeded $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  The holders of the Convertible Senior Notes also had the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  In April 2008, the holders were notified that, in accordance with the terms of the Convertible Senior Notes, PPL Energy Supply was redeeming on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.

The Convertible Senior Notes were subject to conversion at the election of the holders any time prior to May 20, 2008 as a result of the market price trigger being met and the notes being called for redemption.  Upon conversion of the Convertible Senior Notes, PPL Energy Supply was required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the nine months ended September 30, 2008, Convertible Senior Notes in an aggregate principal amount of $57 million were presented for conversion.  The total conversion premium related to these conversions was $56 million, which was settled with 1,128,341 shares of PPL common stock, together with an insignificant amount of cash in lieu of fractional shares.  On May 20, 2008, PPL Energy Supply redeemed an insignificant amount of Convertible Senior Notes.  At September 30, 2008, no Convertible Senior Notes remain outstanding.

In July 2008, PPL Energy Supply issued $300 million of 6.30% Senior Notes due 2013 (6.30% Notes).  The 6.30% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $298 million, net of a discount and underwriting fees, from the issuance of the 6.30% Notes.  The proceeds were used to repay short-term debt that was outstanding at the time of issuance.

In August 2008, PPL Gas Utilities prepaid the entire $10 million aggregate principal amount of its 8.70% Senior Notes due December 2022.  PPL Gas Utilities paid a premium of approximately $3 million in connection with the prepayment.

In October 2008, PPL Electric issued $400 million of 7.125% Senior Secured Bonds due 2013 (7.125% Bonds).  The 7.125% Bonds were issued on the basis of an equal principal amount of first mortgage bonds issued under the 1945 First Mortgage Bond Indenture pledged to the Senior Secured Bond Indenture Trustee.  The 7.125% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $397 million, net of a discount and underwriting fees, from the issuance of the 7.125% Bonds.  The proceeds will be used to partially fund the repayment at maturity of approximately $486 million outstanding aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1⁄4% Series, due August 2009.  Prior to such use, the proceeds will be invested in short-term investments and used for general corporate purposes.

In October 2008, PEDFA issued $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 (Series 2008 Bonds) on behalf of PPL Electric in order to refund $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2003, which were previously issued by the Lehigh County Industrial Development Authority on behalf of PPL Electric and matured on November 1, 2008.  The Series 2008 Bonds are structured as variable-rate remarketable bonds.  The Series 2008 Bonds bear interest for the first week at an initial rate of 2.50% and will be remarketed on a weekly basis until such time that PPL Electric elects to change the interest rate mode.  PPL Electric may convert the interest rate on the Series 2008 Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The Series 2008 Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  PPL Electric acted as initial purchaser of the Series 2008 Bonds upon issuance and expects that they will be remarketed to unaffiliated investors subject to market conditions.

In connection with the issuance of the Series 2008 Bonds by PEDFA, PPL Electric entered into a loan agreement with PEDFA pursuant to which it loaned PPL Electric the proceeds of the Series 2008 Bonds on payment terms that correspond to the Series 2008 Bonds.  PPL Electric issued a note to PEDFA to evidence its obligations under the loan agreement.

Concurrent with, and as a condition to, the issuance of the Series 2008 Bonds, PPL Electric issued to the Trustee of the Series 2008 Bonds, its Senior Secured Bonds, Variable Rate Pollution Control Series 2008, which contain payment and redemption provisions that correspond to the Series 2008 Bonds.  Such senior secured bonds were issued on the basis of an equal principal amount of first mortgage bonds issued under the 1945 First Mortgage Bond Indenture and pledged to the Senior Secured Bond Indenture Trustee.

PPL Electric's senior secured bonds are secured by first mortgage bonds held by the Senior Secured Bond Indenture Trustee and the lien of the 2001 Senior Secured Bond Indenture, which is junior to the lien of the 1945 First Mortgage Bond Indenture.  The 1945 First Mortgage Bond Indenture and the 2001 Senior Secured Bond Indenture create liens on substantially all of PPL Electric's distribution properties and certain of its transmission properties, which liens may be released subject to certain circumstances and conditions, and subject to certain exceptions and exclusions.

Other than first mortgage bonds delivered to the Senior Secured Bond Indenture Trustee as the basis for issuance of senior secured bonds, there were $10 million of first mortgage bonds outstanding at September 30, 2008.  PPL Electric intends to defease such bonds and to discharge the lien of the 1945 First Mortgage Bond Indenture later in 2008, and to cancel the related first mortgage bonds in accordance with the terms of the 2001 Senior Secured Bond Indenture, at which time such Indenture would become a first mortgage lien, subject to certain permitted liens and exceptions, on substantially all of PPL Electric's tangible electric distribution properties and certain of its transmission properties.

Leases

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  See Note 18 to the Financial Statements for additional information.

Common Stock Dividends

In February 2008, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2008, to 33.5 cents per share (equivalent to $1.34 annually).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

Sale of Gas and Propane Businesses

In March 2008, PPL signed a definitive agreement to sell its natural gas distribution and propane businesses for $268 million in cash, adjusted for working capital at the sale date, pursuant to a stock purchase agreement.  The sale was completed in October 2008.  Proceeds of the sale, $303 million after adjusting for working capital, were contributed to PPL Energy Supply through its parent, PPL Energy Funding, to be used for general corporate purposes, including capital expenditures.  See Note 8 to the Financial Statements for additional information.

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

Moody's and S&P did not take any actions related to PPL and its rated subsidiaries during the nine months ended September 30, 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply and PPL Electric and affirmed all ratings related to these entities, with the exception that it lowered the preferred stock rating of PPL Electric to BBB from BBB+.  Fitch stated in the related press release that the lower preferred stock rating reflects its junior position in the capital structure and does not reflect any change in credit quality.  In May 2008, Fitch changed its outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) to positive from stable.  In August 2008, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass-Through Certificates due 2020.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections as of September 30, 2008, for the years 2008 through 2010.  Capital expenditure projections for the years 2011 and 2012 are still being reviewed as part of the 5-year planning process.  These capital expenditure projections are preliminary and subject to approval by PPL's Board of Directors, which is expected to occur prior to year-end.

	Projected
	2008	2009	2010
Construction expenditures (a)
Generating facilities	$376	$276	$454
Transmission and distribution facilities	554	558	975
Environmental	461	199	67
Other	116	62	68
Total Construction Expenditures	1,507	1,095	1,564
Nuclear fuel	102	151	161
Total Capital Expenditures	$1,609	$1,246	$1,725

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $191 million for the 2008 through 2010 period.

PPL's capital expenditure projections for the years 2008 through 2010 total $4.6 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2007 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL's non-trading commodity derivative contracts mature at various times through 2017.  PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at September 30, 2008 and December 31, 2007, including net premiums on options, was a loss of $36 million and a gain of $67 million.

The following chart sets forth the net fair value of PPL's non-trading commodity derivative contracts.  For the periods ended September 30, 2008, these amounts reflect fair value as defined by SFAS 157, as amended.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$(1,054)	$(244)	$(305)	$(111)
Contracts realized or otherwise settled during the period	(86)	(28)	(173)	(42)
Fair value of new contracts entered into during the period	(55)	13	115	57
Changes in fair value attributable to changes in valuation techniques (a)			55
Other changes in fair value	1,032	84	145	(79)
Fair value of contracts outstanding at the end of the period	$(163)	$(175)	$(163)	$(175)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL's non-trading commodity derivative contracts at September 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$2				$2
Prices based on significant other observable inputs	(61)	$(370)	$77	$8	(346)
Prices based on significant unobservable inputs	3	1	44	133	181
Fair value of contracts outstanding at the end of the period	$(56)	$(369)	$121	$141	$(163)

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

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2014.  The following chart sets forth PPL's net fair value of trading contracts.  See Note 13 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$16	$48	$16	$41
Contracts realized or otherwise settled during the period	1	(7)	(40)	(34)
Fair value of new contracts entered into during the period	(41)	14	(18)	35
Other changes in fair value	(61)	11	(43)	24
Fair value of contracts outstanding at the end of the period	$(85)	$66	$(85)	$66

PPL will reverse unrealized losses of approximately $11 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL's trading portfolio at September 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments		$2			$2
Prices based on significant other observable inputs	$(34)	(37)	$(14)		(85)
Prices based on significant unobservable inputs	(2)				(2)
Fair value of contracts outstanding at the end of the period	$(36)	$(35)	$(14)		$(85)

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL often elects not to completely hedge its generation output or fuel requirements.  PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2008 gross margins by $45 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $2 million.

VaR Models

PPL utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Management Committee assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At September 30, 2008, the VaR for PPL's portfolio was as follows:

	Trading VaR	Non-Trading MTM VaR
95% Confidence Level, One-Day Holding Period
Period End	$10	$41
Average for the Period	8	38
High	10	41
Low	7	33

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in Treasury rates (and interest rate spreads over Treasuries) in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2008, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $7 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at September 30, 2008, would increase the fair value of its debt portfolio by $326 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At September 30, 2008, PPL had none of these instruments outstanding.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At September 30, 2008, the fair value of these instruments was a net asset of $27 million.  PPL estimated that a 10% adverse movement in interest rates at September 30, 2008, would decrease the net asset by $15 million.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at September 30, 2008, was a net liability of $60 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at September 30, 2008, would increase the net liability by $64 million.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  The total notional amount of the contracts outstanding at September 30, 2008 was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At September 30, 2008, the fair value of these positions was an asset of $15 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2008 would decrease the asset by $11 million.

To economically hedge the translation of 2008 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At September 30, 2008, the total exposure hedged was £24 million.  These forwards and options have termination dates ranging from October 2008 to December 2008.  At September 30, 2008, the fair value of these positions was a net asset of $4 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2008 would decrease the net asset position by $4 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At September 30, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear plant decommissioning trust policy statement.  At September 30, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $33 million reduction in the fair value of the trust assets.  See Note 21 in PPL's 2007 Form 10-K for additional information regarding the nuclear plant decommissioning trust funds.

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

During the second quarter of 2008, PPL increased the capacity of several existing generating facilities.  The aggregate capacity increase was 66 MW.  PPL is currently planning additional incremental capacity increases of 265 MW at its existing generating facilities.  See Note 8 to the Financial Statements for additional information on the progress of the PPL Susquehanna nuclear plant uprate project.  Offsetting this increase is an expected reduction of up to 30 MW in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset.  See Notes 15 and 18 to the Financial Statements for additional information.

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

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, AROs and income tax uncertainties.

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

Leasing

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  See Notes 15 and 18 to the Financial Statements for additional information.

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital.  Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease.  If this transaction were to be accounted for as a capital lease, PPL would have recorded approximately $279 million of additional assets and $278 million of additional liabilities on the Balance Sheet at September 30, 2008.

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

For 2007 and subsequent years, PPL Montana's management believes that while it also has meritorious arguments, it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana is annually accruing $300,000.

PPL Montana will continue to assess the loss exposure for the Montana hydro litigation in future periods.

SFAS 157

In 2006, the FASB issued SFAS 157.  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-3, which was effective upon issuance, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends SFAS 157 to clarify its application in a market that is not active.

As permitted by this guidance, PPL partially applied SFAS 157, as amended by FSP FAS 157-1 and FSP FAS 157-2, prospectively, effective January 1, 2008.  PPL adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  In the current year, the partial application of  SFAS 157, as amended, affected, or will affect, fair value measurement concepts used or embedded in PPL's critical accounting policies related to "Price Risk Management" and "Defined Benefits."  PPL's election to defer the application of SFAS 157, as amended, for eligible assets and liabilities will primarily affect the fair value component of PPL's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations" in 2009.  See Notes 2 and 13 to the Financial Statements for additional information regarding SFAS 157, as amended.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  In PPL Energy Supply's 2007 Form 10-K, descriptions of its domestic and international businesses are found in "Item 1. Business - Background."  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  PPL Energy Supply's reportable segments are Supply and International Delivery.  In 2007, PPL Energy Supply sold its regulated electricity delivery businesses in Latin America, which were included in the International Delivery segment.  See Note 8 to the Financial Statements for information on the sales.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2007 Form 10-K for a discussion of PPL Energy Supply's strategy and the risks and challenges it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the rest of Item 2 in this Form 10-Q and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2007 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

Recent Market Events

The turmoil in the financial markets has increased the complexity of maintaining credit risk within acceptable tolerances, responding to liquidity needs, measuring derivative and other financial instruments at fair value, and managing market price risk.

Credit Risk

Credit risk is the risk that PPL Energy Supply would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, natural gas distribution companies, financial institutions and other energy marketing and trading companies.  These concentrations may impact PPL Energy Supply's overall exposure to credit risk, either positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.  The volatility and downturn in financial and commodity markets in the third quarter of 2008 have generally increased PPL Energy Supply's exposure to credit risk.  See Notes 11 and 14 to the Financial Statements for additional information about credit concentration.

In September 2008, Lehman Brothers Holdings Inc. (Lehman), filed for protection under Chapter 11 of the Federal Bankruptcy Code.  A subsidiary of Lehman was a counterparty of PPL Energy Supply.  Lehman was a guarantor of the subsidiary, and because of the bankruptcy, PPL Energy Supply was allowed to declare an event of default under the contract with the subsidiary.  At the time of Lehman's filing, PPL Energy Supply's direct exposure to the subsidiary of Lehman was a net liability of $3 million, pre-tax, which was liquidated prior to September 30, 2008.  PPL Energy Supply believes that the Lehman bankruptcy has not had and will not have a material adverse effect on PPL Energy Supply or its subsidiaries.

Due to the recent market conditions, PPL Energy Supply has increased the amount of credit reserves related to certain counterparties other than Lehman, but the increase was not material to PPL Energy Supply's financial statements.  At this time, PPL Energy Supply has not deemed it probable that any of these counterparties will default.

Liquidity Issues

The turmoil in financial markets has generally made obtaining new sources of credit more difficult and more costly for companies.  Despite the tightening of the credit markets, PPL Energy Supply expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  PPL Energy Supply currently does not expect to need to access commercial paper markets or capital markets during the remainder of 2008 and 2009, but may decide to access capital markets, subject to market conditions, to enhance its liquidity.

Lehman Brothers Bank, FSB (Lehman Bank), another subsidiary of Lehman, is no longer honoring its commitments under PPL Energy Supply's $3.4 billion five-year credit facility. Lehman Bank's total commitment under this facility is approximately $175 million.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Energy Supply's liquidity position.

Valuations in Inactive Markets

The turmoil in the financial markets has generally made it more difficult for companies to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL Energy Supply transacts, concluding that substantially all of these markets were active as of September 30, 2008.  However, the market for auction rate securities remains inactive.  See Note 13 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Commodity Price Risk

The volatility of wholesale energy prices significantly impacted PPL Energy Supply's earnings for the three and nine months ended September 30, 2008.  See "Statement of Income Analysis -Domestic Gross Energy Margins -Domestic Gross Energy Margins By Region" for further discussion.

Securities Price Risk

Declines in the market price of debt and equity securities resulted in recent unrealized losses that have impacted the asset values of PPL Energy Supply's investments in its nuclear decommissioning trust funds and in its defined benefit plans.  The nuclear decommissioning trust funds have experienced negative investment returns during 2008.  The assets in these funds support the cost to decommission the Susquehanna nuclear station when its licenses expire in 2022 and 2024, subject to any license extensions.  As a result, the obligation to decommission the nuclear station is long-term in nature, exposing the assets held in the funds to price risk.  PPL Energy Supply actively monitors the performance of the investments held in the funds and periodically reviews the funds' investment allocations.

PPL Energy Supply's subsidiaries sponsor various defined benefit plans and participate in and are allocated defined benefit costs from plans sponsored by PPL.  These defined benefit plans have also experienced negative investment returns in 2008.  However, significant increases in bond rates used to determine the discount rate for these plans may provide for reductions in the gross benefit obligations of these plans. This may offset some portion of the decline in asset values when determining the funded status of the plans as well as other measures at the end of 2008.  Determination of the funded status of the defined benefit plans, contribution requirements and net periodic defined benefit costs in future years are subject to changes in assumptions, including the performance of the assets in the plans, through the annual measurement dates.  See "Application of Critical Accounting Policies" for "Defined Benefits" in Part II, Item 7 of the 2007 Form 10-K for a discussion of the assumptions and sensitivities regarding those assumptions.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings and continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2008, with the same periods in 2007.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income was:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007

$161	$323	$522	$790

The changes in net income from period to period were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

Segment Results

Net income by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Supply	$88	$215	$289	$471
International Delivery	73	108	233	319
Total	$161	$323	$522	$790

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In August 2007, PPL Energy Supply completed the sale of its domestic telecommunication operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Energy revenues (a)	$2,279	$1,018	$3,398	$2,612
Energy-related businesses	138	183	363	530
Total operating revenues	2,417	1,201	3,761	3,142
Fuel and energy purchases (a)	1,810	478	1,974	1,202
Other operation and maintenance	241	181	695	561
Depreciation	48	39	136	116
Taxes, other than income	8	7	19	25
Energy-related businesses	132	173	350	565
Total operating expenses	2,239	878	3,174	2,469
Other Income - net	(1)	30	13	61
Interest Expense	47	26	122	80
Income Taxes	42	111	188	181
Minority Interest		1	1	2
Net Income	$88	$215	$289	$471

(a)	Includes unrealized gains and losses from economic activity. See Note 14 to the Financial Statements for additional information.

The after-tax change in net income between these periods was due to the following factors.

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$(15)	$(48)
Western U.S. non-trading margins		5
Net energy trading margins	(89)	(70)
Taxes, other than income		4
Depreciation	(6)	(12)
Other operating expenses	(3)	(14)
Other income - net (Note 12)	(14)	(21)
Interest expense	(13)	(25)
Earnings from synfuel projects	(9)	(43)
Realized earnings on nuclear plant decommissioning trust	(4)	(7)
Other	(1)	(6)
Special items	27	55
	$(127)	$(182)

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
Higher other operating expenses for the nine months ended September 30, 2008, were attributable to higher operating costs at the fossil/hydro generating stations (including higher outage costs at the Eastern U.S. fossil/hydro stations), higher costs of nuclear development and higher operating costs in the energy marketing business.  Partially offsetting these increases were lower outage and nonoutage costs at the Susquehanna nuclear station.

•	Interest expense was higher for both periods primarily due to higher interest expense on long-term debt primarily due to new issuances.

•	Lower earnings contribution from synfuel projects for both periods was the result of the expiration of federal tax credits and closure of the synfuel facilities at the end of 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Mark-to-market adjustments from certain economic activity (a)	$67	$(6)	$121	$20
Unrealized losses on certain nuclear plant decommissioning trust investments (Note 12)	(1)		(5)
Impairment of certain emission allowances (Note 10)	(27)		(27)
Impairment of certain transmission rights (b)		(12)		(12)
Settlement of Wallingford cost-based rates (c)		33		33
Sale of domestic telecommunication operations (Note 8)		(3)		(23)
Off-site remediation of ash basin leak (Note 10)			1
Colstrip ground water litigation (Note 10)			(5)
Synthetic fuel tax adjustment (Note 10)			(13)
PJM billing dispute (d)				(1)
Total	$39	$12	$72	$17
(a)	See Note 14 to the Financial Statements for additional information regarding economic activity.
(b)	See "Other Operation and Maintenance" for more information on the $21 million pre-tax impairment.
(c)
In 2003, PPL Wallingford and PPL EnergyPlus sought from the FERC cost-based payments based upon the RMR status of four units at the Wallingford, Connecticut generating facility.  As a result of a settlement agreement, during the third quarter of 2007, PPL Energy Supply recognized $55 million of revenue and $4 million of interest income related to the settlement agreement, of which $21 million had been previously collected.

(d)	Represents additional interest related to the settlement of this litigation in 2007.

Outlook

Excluding special items, PPL Energy Supply projects lower earnings for its Supply segment in 2008 compared with 2007 as a result of the loss of synfuel-related tax benefits, higher coal commodity and transportation costs, lower expected baseload generation, higher financing costs and lower expected margins from PPL Energy Supply's marketing and trading activities.  The decrease in wholesale energy prices and lack of liquidity in the power markets significantly impacted PPL Energy Supply's earnings for the three and nine months ended September 30, 2008.  PPL Energy Supply has taken measures to reduce its exposure to the potential effect of any further decline in market prices on future trading margins.

PPL Energy Supply expects 2009 earnings for its Supply segment to be lower than projected 2008 earnings as a result of higher operation and maintenance expenses; higher depreciation and higher financing costs.  PPL Energy Supply expects these increased costs to be partially offset by higher energy margins, despite higher expected coal expense, as a result of higher baseload generation, higher Western energy sales prices, and higher expected margins from its marketing and trading activities.

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

International Delivery segment net income was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Utility revenues	$195	$204	$647	$638
Energy-related businesses	8	8	26	27
Total operating revenues	203	212	673	665
Other operation and maintenance	46	57	142	182
Depreciation	33	33	104	111
Taxes, other than income	17	17	51	49
Energy-related businesses	4	4	10	13
Total operating expenses	100	111	307	355
Other Income - net	6	2	10	19
Interest Expense	42	47	114	141
Income Tax (Benefit) Expense	(6)	(39)	34	(42)
Income from Discontinued Operations		13	5	89
Net Income	$73	$108	$233	$319

The after-tax change in net income between these periods was due to the following factors, including Discontinued Operations.

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended
U.K.:
Delivery margins		$18
Depreciation	$(1)	4
Other operating expenses	4	15
Interest expense	(1)	5
Interest income	(2)	(5)
Income taxes	9	21
Foreign currency exchange rates	(2)
Hyder liquidation distributions (Note 8)		(3)
Gain on transfer of equity investment (Note 8)		(5)
Other		(2)
Discontinued Operations, net of special item (Note 8)	(11)	(39)
Change in tax reserves (Note 5)	1	(30)
Other	8	20
U.S. income taxes	17	15
Special items	(57)	(100)
	$(35)	$(86)

•
The U.K.'s earnings for the nine months ended September 30, 2008, were favorably impacted by higher delivery margins primarily due to higher prices, which include the annual regulatory adjustment for inflation.

•
Lower U.K. other operating expenses for both periods were primarily due to lower pension expense resulting from an improvement in the fair value of pension assets and an increase in the discount rate, partially offset by lower mortality rates.

•
Lower U.K. income taxes for the three and nine months ended September 30, 2008, were primarily due to the enactment of the U.K.'s Finance Act 2008, which included the phase-out of tax depreciation on industrial buildings over a four year period.  As a result, a deferred tax benefit was recorded in the third quarter of 2008.  Also contributing to the nine-month period variance was a favorable U.K. taxing authority determination in 2008 related to the deductibility of imputed interest on a loan from Hyder.

•	Lower U.S. income taxes are primarily due to changes in the estimated taxable amount of planned cash repatriation.

•
Changes in foreign currency exchange rates decreased the U.K.'s portion of revenue and expense line items by 4% and 1% for the three and nine months ended September 30, 2008, compared with the same periods in 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sale of Latin American businesses (Note 8)		$3		$46
Change in U.K. tax rate (Note 5)		54		54
Total		$57		$100

Outlook

Excluding special items, PPL Energy Supply projects the 2008 earnings of its International Delivery segment to approximate the results of 2007.

PPL Energy Supply expects 2009 earnings for its International segment to be lower than projected 2008 earnings as a result of the loss of certain U.K. income tax benefits included in 2008 that are not expected to recur in 2009 and a less favorable foreign currency exchange rate in the U.K.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investor's understanding of PPL Energy Supply's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL Energy Supply believes that "Domestic Gross Energy Margins" is useful and meaningful to investors because it provides them with the results of PPL Energy Supply's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL Energy Supply's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Domestic Gross Energy Margins" as defined by PPL Energy Supply and "Operating Income."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Operating Income (a)	$281	$424	$953	$983
Adjustments:
Utility (a)	(195)	(204)	(647)	(638)
Energy-related businesses, net (b)	(10)	(14)	(29)	21
Other operation and maintenance (a)	287	238	837	743
Depreciation (a)	81	72	240	227
Taxes, other than income (a)	25	24	70	74
Revenue adjustments (c)	(1,163)	(24)	(374)	123
Expense adjustments (c)	1,038	5	142	(148)
Domestic gross energy margins	$344	$521	$1,192	$1,385

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended Sept. 30,
	2008	2007	Change
Revenue
Wholesale energy marketing (a)	$1,915	$517	$1,398
Wholesale energy marketing to affiliate (a)	453	453
Unregulated retail electric and gas (a)	43	28	15
Net energy trading margins (a)	(132)	20	(152)
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(3)	(3)
Miscellaneous unregulated retail electric and gas		(1)	1
Mark-to-market adjustments from certain economic activity (c)	(1,160)		(1,160)
Gains from sale of emission allowances (d)		32	(32)
RMR revenues		(52)	52
Total revenue adjustments	(1,163)	(24)	(1,139)
	1,116	994	122
Expense
Fuel (a)	267	257	10
Energy purchases (a)	1,514	178	1,336
Energy purchases from affiliate (a)	29	43	(14)
Expense adjustments (b)
Mark-to-market adjustments from certain economic activity (c)	(1,046)	(10)	(1,036)
Other	8	5	3
Total expense adjustments	(1,038)	(5)	(1,033)
	772	473	299
Domestic gross energy margins	$344	$521	$(177)

	Nine Months Ended Sept. 30,
	2008	2007	Change
Revenue
Wholesale energy marketing (a)	$2,000	$1,145	$855
Wholesale energy marketing to affiliate (a)	1,370	1,356	14
Unregulated retail electric and gas (a)	110	73	37
Net energy trading margins (a)	(82)	38	(120)
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(10)	(11)	1
Miscellaneous unregulated retail electric and gas	(1)	(1)
Miscellaneous generation revenues	(1)	(1)
Mark-to-market adjustments from certain economic activity (c)	(363)	99	(462)
Gains from sale of emission allowances (d)	1	89	(88)
RMR revenues		(52)	52
Total revenue adjustments	(374)	123	(497)
	3,024	2,735	289
Expense
Fuel (a)	718	692	26
Energy purchases (a)	1,169	393	776
Energy purchases from affiliate (a)	87	117	(30)
Expense adjustments (b)
Mark-to-market adjustments from certain economic activity (c)	(157)	133	(290)
Other	15	15
Total expense adjustments	(142)	148	(290)
	1,832	1,350	482
Domestic gross energy margins	$1,192	$1,385	$(193)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended Sept. 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$398	$424	$(26)
Western U.S.	78	77	1
Net energy trading	(132)	20	(152)
Domestic gross energy margins	$344	$521	$(177)

	Nine Months Ended Sept. 30,
	2008	2007	Change
Non-trading
Eastern U.S.	$1,057	$1,138	$(81)
Western U.S.	217	209	8
Net energy trading	(82)	38	(120)
Domestic gross energy margins	$1,192	$1,385	$(193)

Eastern U.S.

Eastern U.S. non-trading margins were $26 million and $81 million lower during the three and nine months ended September 30, 2008, compared with the same periods in 2007.  The decrease for both periods was primarily due to higher average fuel prices, which were up 18% and 14%, and lower baseload generation which was down 12% and 6%, primarily due to unplanned outages at the eastern coal-fired units and the retirement of the Martins Creek coal units in September 2007.  Partially offsetting these lower margins was a 1.4% increase in PLR sales prices in accordance with the schedule established by the PUC Final Order.

Western U.S.

Western U.S. non-trading margins were $8 million higher for the nine months ended September 30, 2008, compared with the same period in 2007.  The increase is primarily due to higher margins from wholesale activity due to favorable pricing.

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

During the three months ended September 30, 2008, net energy trading margins decreased by $152 million, compared with the same period in 2007.  This decrease consists of $133 million of lower unrealized margins and $19 million of lower realized margins, both driven by significant decreases in power and gas prices.  During the nine months ended September 30, 2008, net energy trading margins decreased by $120 million, compared with the same period in 2007.  This decrease consists of $126 million of lower unrealized margins, which were driven by decreases in power and gas prices, partially offset by improved FTR results.  Realized margins were $6 million higher during the period, which were driven by improved FTR results, partially offset by decreases in power and gas prices.

The realized physical volumes for electricity and gas associated with energy trading were:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007

GWh	4,076	4,034	12,943	9,381
Bcf	4.3	2.8	14.8	11.0

Utility Revenues

The changes in utility revenues were attributable to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

U.K. electric delivery revenue	$(3)	$11
U.K. foreign currency exchange rates	(6)	(2)
	$(9)	$9

The decrease in U.K. electric delivery revenues for the three months ended September 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to a decrease in engineering recharge and metering services performed for third parties and a decrease in sales volume, partially offset by an increase in prices effective April 1.

The increase in U.K. electric delivery revenues for the nine months ended September 30, 2008, compared with the same period in 2007, excluding foreign currency exchange rate impacts, was primarily due to an increase in prices effective April 1, partially offset by a decrease in engineering recharge and metering services performed for third parties.

Energy-related Businesses

Energy-related businesses contributed $4 million less to operating income for the three months ended September 30, 2008, compared with the same period in 2007.  The decrease was primarily attributable to:

•	a $30 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits. No such options were held in 2008; partially offset by
•	$19 million less in operating losses from synfuel projects. PPL Energy Supply's synthetic fuel operations have ceased;
•	a $6 million increase in earnings in 2008 from PPL Energy Supply's energy services-related businesses mainly due to increased construction activity; and
•	a $5 million impairment in 2007 of domestic telecommunication assets that were sold in 2007.

Energy-related businesses contributed $50 million more to operating income for the nine months ended September 30, 2008, compared with the same period in 2007.  The increase was primarily attributable to:

•	$53 million less in operating losses from synfuel projects as the projects ceased operation at the end of 2007;
•	a $39 million impairment in 2007 of domestic telecommunication assets that were subsequently sold in 2007; and
•	a $9 million increase in earnings from PPL Energy Supply's energy services-related businesses mainly due to increased construction activity; partially offset by
•	a $44 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits. No such options were held in 2008; and
•	$6 million less in earnings from the domestic telecommunication assets that were sold in 2007.

See Note 8 to the Financial Statements for additional information on the impairment and sale of the domestic telecommunication assets.  See Note 10 to the Financial Statements for additional information on the synthetic fuel tax credits and the synfuel projects.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Lower gains on sale of emission allowances	$28	$84
Impairment of certain emission allowances (Note 10)	45	45
Royalty fees to affiliate	11	7
Domestic salary expense	(6)	11
Colstrip groundwater litigation (Note 10)		8
Outage costs at Western and Eastern U.S. fossil/hydro stations		8
Uncollectible accounts	(2)	3
Emission allowance consumption	1	2
Off-site remediation of ash basin leak (Note 10)		(2)
Outage costs at Susquehanna nuclear station	(3)	(7)
Allocation of corporate service costs (Note 11)	(5)	(14)
WPD recoverable engineering services	(2)	(14)
Impairment of certain transmission rights (a)	(21)	(21)
Defined benefit costs (Note 9)	(8)	(23)
Other	11	7
	$49	$94

(a)
In August 2007, Maine Electric Power Company (MEPCO), ISO New England and other New England transmission owners submitted a filing to the FERC seeking to roll the revenue requirement of the MEPCO transmission facilities into the regional transmission rates in New England and to change certain rules concerning the use of the transmission line for energy and capacity.  PPL Energy Supply protested this proposal and recorded an impairment of the transmission rights based on their estimated fair value as determined by an internal model and other analysis.

Depreciation

The increases in depreciation expense were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Additions to PP&E	$9	$26
Extension of useful lives of certain WPD network assets in 2007		(13)
	$9	$13

Taxes, Other Than Income

Taxes, other than income decreased by $4 million during the nine months ended September 30, 2008, compared with the same period in 2007. The decrease was primarily due to a $7 million PPL Montana property tax refund received in 2008.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Income from Affiliates

Interest income from affiliates decreased by $7 million and $12 million for the three and nine months ended September 30, 2008, compared with the same periods in 2007.  The decreases were the result of reduced average balances outstanding on a note receivable with an affiliate and lower average rates on this note and the $300 million collateral deposit related to the PLR contract due to the floating interest rate.

Interest Expense

The changes in interest expense, which includes "Interest Expense with Affiliate," were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Long-term debt interest expense primarily due to new issuances (Note 7)	$10	$17
Short-term debt interest expense	3	5
Amortization of debt issuance costs	2	4
Redemption of 8.23% Subordinated Debentures in 2007 (Note 11)		(4)
Capitalized interest	1	(8)
Other		1
	$16	$15

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Decrease in synthetic fuel and other tax credits	$9	$73
Tax reserve adjustments (Note 5)	3	43
U.K. Finance Act adjustments (Note 5)	46	46
Lower pre-tax book income	(79)	(45)
Tax return adjustments		(17)
Tax expense on foreign earnings	(16)	(11)
Domestic manufacturing deduction	(2)	(7)
Other	3	1
	$(36)	$83

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

Income from Discontinued Operations decreased by $13 million during the three months ended September 30, 2008, compared with the same period in 2007.  The decrease was attributable to a $13 million decrease in income from PPL Energy Supply's Latin American operating businesses that were sold in 2007.

Income from Discontinued Operations decreased by $84 million during the nine months ended September 30, 2008, compared with the same period in 2007.  The decrease was attributable to an $84 million decrease in income from PPL Energy Supply's Latin American operating businesses that were sold in 2007, which included an $89 million after-tax gain from the sale of its El Salvadoran business and an after-tax impairment charge of $20 million of its Bolivian businesses.

See "Discontinued Operations" in Note 8 to the Financial Statements for additional information on the sale of PPL Energy Supply's Latin American operating businesses.

Financial Condition

Liquidity and Capital Resources

In general, recent turmoil in the financial markets has made obtaining new sources of credit more difficult and more costly for companies.  During this challenging period, PPL Energy Supply continues to be focused on maintaining a strong credit profile and liquidity position.  PPL Energy Supply expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  PPL Energy Supply currently does not expect to need to access commercial paper markets or capital markets during the remainder of 2008 and 2009, but may decide to access capital markets, subject to market conditions, to enhance its liquidity.  PPL Energy Supply believes that its cash and cash equivalents, short-term investments, operating cash flows, and borrowing capacity under its credit facilities, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, including liquidity requirements related to energy trading and marketing activities, as well as estimated future capital expenditures in the near term.

PPL Energy Supply had the following at:

	September 30, 2008	December 31, 2007

Cash and cash equivalents	$239	$355
Short-term investments (a)	82	102
	$321	$457
Short-term debt	$200	$51

(a)	Includes $10 million of auction rate securities at December 31, 2007. See below for further discussion.

The $116 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	$834 million of cash provided by operating activities;
•	proceeds of $699 million from the issuance of long-term debt;
•	a net increase in short-term debt of $150 million (excluding the impact of foreign currency translation adjustments);
•	$125 million of contributions from Member;
•	$761 million of capital expenditures;
•	distributions to Member of $666 million;
•	$265 million in net expenditures for intangible assets;
•	a net increase of $120 million in restricted cash and cash equivalents;
•	the retirement of $57 million of long-term debt;
•	$20 million in net purchases of nuclear plant decommissioning trust investments; and
•	$14 million in net purchases of other investments.

Auction Rate Securities

PPL Energy Supply had auction rate securities totaling $21 million at September 30, 2008, which were classified as "Investments - Other," and $10 million at December 31, 2007, which were classified as "Short-term investments" on the Balance Sheets.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to hold an investment at a periodically reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets, generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continue to impact PPL Energy Supply's auction rate securities.

At September 30, 2008, PPL Energy Supply concluded that the fair market value of these auction rate securities was $21 million, a decline of $3 million from par value.  Because PPL Energy Supply intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL Energy Supply believes that it does not have significant realized loss exposure.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  Additionally, PPL Energy Supply does not anticipate having to sell these securities to fund operations.  As such, the decline in fair value is deemed temporary due to general market conditions.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Commercial Paper

PPL Energy Supply did not have any commercial paper outstanding at September 30, 2008, and it does not expect to have to issue any commercial paper through the end of 2008.

Credit Facilities

In March 2008, PPL Energy Supply increased the capacity of its 364-day reimbursement agreement, under which it can cause the bank to issue letters of credit, from $200 million to $300 million and extended the expiration date of the agreement to March 2009.

PPL Energy Supply currently does not expect to make any modifications through the end of 2008, including extending the expiration date, to its $3.4 billion five-year credit facility that expires in June 2012.

In September 2008, PPL Energy Supply executed a new $385 million 364-day credit agreement that expires in September 2009.  Under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $150 million.  Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.

In January 2008, WPDH Limited extended the expiration date of its £150 million five-year committed credit facility to January 2013, and it has the option to extend the expiration date by another year in January 2009.

At September 30, 2008, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Available Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,385				$720		$3,665

WPDH Limited Credit Facility (b)	₤	150	₤	101			₤	49
WPD (South West) Credit Facility		155			₤	4		151
Total International Credit Facilities (c)	₤	305	₤	101	₤	4	₤	200

(a)
The commitments under PPL Energy Supply's domestic credit facilities are provided by a diverse bank group consisting of 24 banks, with no one bank providing more than 14% of the total committed capacity.

In October 2008, PPL Energy Supply borrowed $285 million under its $3.4 billion five-year credit facility.  In connection with this borrowing, one of the participating banks, Lehman Brothers Bank, FSB, became a defaulting lender under the facility, as it no longer is honoring its commitment of approximately $175 million.

(b)
During the third quarter of 2008, WPDH Limited made a USD-denominated borrowing of $200 million, which equated to £101 million at the time of borrowing and is reflected on the Balance Sheet in "Short-term debt."  This borrowing bears interest at approximately 3.73%.

(c)	At September 30, 2008, available capacity of the international credit facilities is approximately $365 million.

See Note 7 to the Financial Statements for additional information on PPL Energy Supply's credit facilities.

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

The terms of PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) included a market price trigger that permitted holders to convert the notes during any fiscal quarter if the closing sale price of PPL's common stock exceeded $29.83 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter.  The holders of the Convertible Senior Notes also had the right to require PPL Energy Supply to purchase all or any part (equal to $1,000 principal amount or an integral multiple thereof) of the Convertible Senior Notes on May 15, 2008 at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.  In April 2008, the holders were notified that, in accordance with the terms of the Convertible Senior Notes, PPL Energy Supply was redeeming on May 20, 2008 all outstanding Convertible Senior Notes at 100% of the principal amount, plus accrued and unpaid interest thereon as of such date.

The Convertible Senior Notes were subject to conversion at the election of the holders any time prior to May 20, 2008 as a result of the market price trigger being met and the notes being called for redemption.  Upon conversion of the Convertible Senior Notes, PPL Energy Supply was required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During the nine months ended September 30, 2008, Convertible Senior Notes in an aggregate principal amount of $57 million were presented for conversion.  The total conversion premium related to these conversions was $56 million, which was settled with 1,128,341 shares of PPL common stock, together with an insignificant amount of cash in lieu of fractional shares.  On May 20, 2008, PPL Energy Supply redeemed an insignificant amount of Convertible Senior Notes.  At September 30, 2008, no Convertible Senior Notes remain outstanding.

In July 2008, PPL Energy Supply issued $300 million of 6.30% Senior Notes due 2013 (6.30% Notes).  The 6.30% Notes may be redeemed any time prior to maturity at PPL Energy Supply's option at make-whole redemption prices.  PPL Energy Supply received proceeds of $298 million, net of a discount and underwriting fees, from the issuance of the 6.30% Notes.  The proceeds were used to repay short-term debt that was outstanding at the time of issuance.

Leases

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  See Note 18 to the Financial Statements for additional information.

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

Moody's and S&P did not take any actions related to PPL Energy Supply and its rated subsidiaries during the nine months ended September 30, 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL Energy Supply and affirmed all of its ratings.  In May 2008, Fitch changed its outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) to positive from stable.  In August 2008, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass-Through Certificates due 2020.

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections as of September 30, 2008, for the years 2008 through 2010.  Capital expenditure projections for the years 2011 and 2012 are still being reviewed as part of the 5-year planning process.  These capital expenditure projections are preliminary and subject to approval by PPL's Board of Directors, which is expected to occur prior to year-end.

	Projected
	2008	2009	2010
Construction expenditures (a)
Generating facilities	$376	$276	$454
Transmission and distribution facilities	298	293	427
Environmental	461	199	67
Other	68	6	1
Total Construction Expenditures	1,203	774	949
Nuclear fuel	102	151	161
Total Capital Expenditures	$1,305	$925	$1,110

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $173 million for the 2008 through 2010 period.

PPL Energy Supply 's capital expenditure projections for the years 2008 through 2010 total $3.3 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2007 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.  PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at September 30, 2008 and December 31, 2007, including net premiums on options, was a loss of $36 million and a gain of $67 million.

The following chart sets forth the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  For the periods ended September 30, 2008, these amounts reflect fair value as defined by SFAS 157, as amended.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$(1,054)	$(245)	$(305)	$(111)
Contracts realized or otherwise settled during the period	(86)	(30)	(173)	(50)
Fair value of new contracts entered into during the period	(55)	13	115	57
Changes in fair value attributable to changes in valuation techniques (a)			55
Other changes in fair value	1,032	87	145	(71)
Fair value of contracts outstanding at the end of the period	$(163)	$(175)	$(163)	$(175)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL Energy Supply's non-trading commodity derivative contracts at September 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$2				$2
Prices based on significant other observable inputs	(61)	$(370)	$77	$8	(346)
Prices based on significant unobservable inputs	3	1	44	133	181
Fair value of contracts outstanding at the end of the period	$(56)	$(369)	$121	$141	$(163)

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2014.  The following chart sets forth PPL Energy Supply's net fair value of trading contracts.  See Note 13 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Fair value of contracts outstanding at the beginning of the period	$16	$48	$16	$41
Contracts realized or otherwise settled during the period	1	(7)	(40)	(34)
Fair value of new contracts entered into during the period	(41)	14	(18)	35
Other changes in fair value	(61)	11	(43)	24
Fair value of contracts outstanding at the end of the period	$(85)	$66	$(85)	$66

PPL Energy Supply will reverse unrealized losses of approximately $11 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL Energy Supply's trading portfolio at September 30, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments		$2			$2
Prices based on significant other observable inputs	$(34)	(37)	$(14)		(85)
Prices based on significant unobservable inputs	(2)				(2)
Fair value of contracts outstanding at the end of the period	$(36)	$(35)	$(14)		$(85)

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL Energy Supply often elects not to completely hedge its generation output or fuel requirements.  PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2008 gross margins by $45 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2008 gross margins by $2 million.

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's Risk Management Committee assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At September 30, 2008, the VaR for PPL Energy Supply's portfolio was as follows:

	Trading VaR	Non-Trading MTM VaR
95% Confidence Level, One-Day Holding Period
Period End	$10	$41
Average for the Period	8	38
High	10	41
Low	7	33

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  Both PPL and PPL Energy Supply manage the interest rate risk of PPL Energy Supply by using various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in Treasury rates (and interest rate spreads over Treasuries) in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At September 30, 2008, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $3 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at September 30, 2008, would increase the fair value of its debt portfolio by $238 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At September 30, 2008, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At September 30, 2008, the fair value of these instruments was an asset of $2 million.  PPL Energy Supply estimated that a 10% adverse movement in interest rates at September 30, 2008, would decrease the asset by $1 million.

WPDH Limited holds a net position in cross-currency swaps totaling $527 million to hedge the interest payments and principal of its U.S. dollar-denominated bonds with maturity dates ranging from December 2008 to December 2028.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at September 30, 2008, was a net liability of $60 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at September 30, 2008, would increase the net liability by $64 million.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of PPL Energy Supply's net investment in WPD.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  The total notional amount of the contracts outstanding at September 30, 2008 was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At September 30, 2008, the fair value of these positions was an net asset of $15 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2008 would decrease the asset by $11 million.

To economically hedge the translation of 2008 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  In connection with these transactions, PPL Energy Supply entered into average rate forwards and average rate options with PPL that have terms identical to those executed by PPL.  At September 30, 2008, the total exposure hedged was £24 million.  These forwards and options have termination dates ranging from October 2008 to December 2008.  At September 30, 2008, the fair value of these positions was a net asset of $4 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2008 would decrease the net asset position by $4 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At September 30, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear plant decommissioning trust policy statement.  At September 30, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $33 million reduction in the fair value of the trust assets.  See Note 21 in PPL Energy Supply's 2007 Form 10-K for additional information regarding the nuclear plant decommissioning trust funds.

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

During the second quarter of 2008, PPL Energy Supply increased the capacity of several existing generating facilities.  The aggregate capacity increase was 66 MW.  PPL Energy Supply is currently planning additional incremental capacity increases of 265 MW at its existing generating facilities.  See Note 8 to the Financial Statements for additional information on the progress of the PPL Susquehanna nuclear plant uprate project.  Offsetting this increase is an expected reduction of up to 30 MW in net generation capability at each of the Brunner Island and Montour plants, due to the estimated increases in station service usage during the scrubber operation.  See Note 10 to the Financial Statements for additional information.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset.  See Notes 15 and 18 to the Financial Statements for additional information.

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

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, AROs and income tax uncertainties.

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

Leasing

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of a 664 MW natural gas-fired power plant in Lebanon, Pennsylvania.  The tolling agreement extends through 2021 and contains a lease that is being accounted for as an operating lease.  See Notes 15 and 18 to the Financial Statements for additional information.

In accounting for leases, management makes various assumptions, including the discount rate, the fair market value of the leased assets and the estimated useful life, in determining whether a lease should be classified as operating or capital.  Changes in these assumptions could result in the difference between whether a lease is determined to be an operating lease or a capital lease.  If this transaction were to be accounted for as a capital lease, PPL Energy Supply would have recorded approximately $279 million of additional assets and $278 million of additional liabilities on the Balance Sheet at September 30, 2008.

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

For 2007 and subsequent years, PPL Montana's management believes that while it also has meritorious arguments, it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana is annually accruing $300,000.

PPL Montana will continue to assess the loss exposure for the Montana hydro litigation in future periods.

SFAS 157

In 2006, the FASB issued SFAS 157.  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-3, which was effective upon issuance, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends SFAS 157 to clarify its application in a market that is not active.

As permitted by this guidance, PPL Energy Supply partially applied SFAS 157, as amended by FSP FAS 157-1 and FSP FAS 157-2, prospectively, effective January 1, 2008.  PPL Energy Supply adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  In the current year, the partial application of this standard affected, or will affect, fair value measurement concepts used or embedded in PPL Energy Supply's critical accounting policies related to "Price Risk Management" and "Defined Benefits."  PPL Energy Supply's election to defer the application of SFAS 157, as amended, for eligible assets and liabilities will primarily affect the fair value component of PPL Energy Supply's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations" in 2009.  See Notes 2 and 13 to the Financial Statements for additional information regarding SFAS 157, as amended.

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

Recent Market Events

The turmoil in the financial markets has increased the complexity of maintaining credit risk within acceptable tolerances, responding to liquidity needs, measuring financial instruments at fair value, and managing market price risk.

Credit Risk

Credit risk is the risk that PPL Electric would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Electric maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL Electric has concentrations of suppliers, financial institutions and customers.  These concentrations may impact PPL Electric's overall exposure to credit risk, either positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.  The volatility and downturn in financial and commodity markets in the third quarter of 2008 have generally increased PPL Electric's exposure to credit risk.  See Notes 11 and 14 to the Financial Statements for additional information about credit concentration.

Liquidity Issues

The turmoil in financial markets has generally made obtaining new sources of credit more difficult and more costly for companies.  Despite the tightening of the credit markets, PPL Electric expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities.  PPL Electric does not expect to need to access commercial paper markets or debt and equity capital markets until the fourth quarter of 2009, except to remarket certain bonds as discussed in "Financial Condition - Liquidity and Capital Resources - Financing Activities," but may decide to access capital markets, subject to market conditions, to enhance its liquidity.

Lehman Brothers Bank, FSB (Lehman Bank) is no longer honoring its commitment under PPL Electric's $200 million five-year credit facility. Lehman Bank's total commitment under this facility is approximately $10 million.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Electric's liquidity position and a discussion of financing transactions completed in October 2008 to prefund future debt maturities.

Securities Price Risk

PPL Electric participates in and is allocated defined benefit costs from plans sponsored by PPL.  Declines in the market price of debt and equity securities resulted in unrealized losses that have impacted the asset values of PPL's investments in its defined benefit plans.  As a result, PPL's defined benefit plans have experienced negative investment returns in 2008.  However, significant increases in bond rates used to determine the discount rate for these plans may provide for reductions in the gross benefit obligations of these plans. This may offset some portion of the decline in asset values when determining the funded status of the plans as well as other measures at the end of 2008.  Determination of the funded status of the defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in assumptions, including the performance of the assets in the plans, through the annual measurement date.  See "Application of Critical Accounting Policies" for "Defined Benefits" in Part II, Item 7 of the 2007 Form 10-K for a discussion of the assumptions and sensitivities regarding those assumptions.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2007 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings and continues with a description of key factors that management expects may impact future earnings.  This section ends with explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and nine months ended September 30, 2008, with the same periods in 2007.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Income available to PPL was:

Three Months Ended September 30,		Nine Months Ended September 30,
2008	2007	2008	2007

$36	$35	$119	$117

The after-tax change in income available to PPL between these periods was due to the following factors.

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$5	$21
Other operation and maintenance expense	1	(6)
Interest income from affiliate	(2)	(5)
Taxes, other than income	(1)	(4)
Other income - net	(1)	(5)
Other	(1)	1
	$1	$2

The period-to-period changes in significant earnings components are explained in the "Statement of Income Analysis."

PPL Electric's period-to-period earnings were affected by:

•
higher delivery revenues attributable to a base rate increase effective January 1, 2008 and normal load growth, partially offset by the unfavorable impact of weather on residential and commercial sales in 2008;

•	higher other operation and maintenance expense during the nine months ended September 30, 2008, primarily due to increased usage of contractors and increases in uncollectible accounts;
•	lower interest income from affiliate due to reduced average balances outstanding on a note receivable with an affiliate and lower average rates on this note due to the floating interest rate;
•	higher taxes, other than income, due to increases in gross receipts tax expense and sales and use tax expense; and
•	lower other income primarily due to lower interest income in 2008 and lower gains on property sales during the nine months ended September 30, 2008.

Outlook

PPL Electric projects higher 2008 earnings driven by higher revenues as a result of the January 1, 2008 distribution rate increase, partially offset by higher operating expenses.

PPL Electric expects 2009 earnings to be comparable to 2008 due to lower delivery margins offset by lower operating costs.

In May 2007, the PUC approved final regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  The regulations provide that default service providers will acquire electricity supply at prevailing market prices pursuant to procurement and implementation plans approved by the PUC.  The regulations also address the utilities' recovery of market supply costs.  The final regulations became effective in September 2007.

In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007-2009 for retail customers who do not choose an alternative competitive supplier in 2010 after PPL Electric's PLR contract with an affiliate expires.  Under the plan, PPL Electric was approved to issue a series of competitive bids for such supply in 2007, 2008 and 2009.  Each solicitation is for 850 MW of expected generation supply, or one-sixth of PPL Electric's expected PLR supply requirement in 2010.  The average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first four solicitations were as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76
October 2008	112.51	111.94
Average	107.04	107.89

As a result, PPL Electric has contracted for two-thirds of the electricity supply it expects to need for 2010.  If the average prices paid for the supply purchased so far were to be the same for the remaining two purchases, the average residential customer's monthly bill in 2010 would increase about 36.1% over 2009 levels, while monthly bills for small business customers would increase on average approximately 25.0% and monthly bills for mid-size business customers would increase on average approximately 44.3%.  The estimated increases include Pennsylvania gross receipts tax, an adjustment for line losses, PPL Electric's January 1, 2008 rate increase and a court-ordered rate adjustment in 2007.  Actual 2010 prices will not be known until all six supply purchases have been made.  The final two solicitations will be conducted in 2009.

In September 2007, the Pennsylvania General Assembly (General Assembly) convened a special session to address the proposals in the Energy Independence Strategy (Strategy) proposed by the Pennsylvania Governor earlier in 2007.  In June 2008, the General Assembly passed, and the Governor signed, a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects that would be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.

In August 2008, PPL Electric filed a request with the PUC to approve its plan to purchase the PLR electricity supply that PPL Electric will need for 2011 through mid-2014.  Under the plan, PPL Electric proposed to buy this electricity for January 2011 through May 2014 four times a year, beginning in the third quarter of 2009, for 12- and 24- month increments.  PPL Electric also will seek bids from other companies to manage its hourly purchases in the competitive electricity market.  For residential and small-business customers, 90 percent of the supply would be acquired through fixed-price contracts of 12 or 24 months, and 10 percent through hourly purchases in the open market.  All of the power for large commercial and industrial customers would be purchased on an hourly basis in the open market.  An independent third party would administer the process of securing power supply contracts and, with PUC oversight, select the suppliers that would provide generation supply at the lowest cost to PPL Electric's customers.

On November 3, 2008, PPL Electric proposed several amendments to its plan to reflect passage of Pennsylvania Act 129 (Act 129), as discussed below.  PPL Electric added provisions to purchase 5% of its default service supply through five-year contracts and an additional 5% through ten-year contracts.  It reduced the term of its plan by one year, proposing that the plan end in May 2013, rather than in May 2014.  Finally, PPL Electric provided support for several findings that the PUC was required to make under Act 129.  PPL Electric cannot predict the outcome of this matter.

In August 2008, PPL Electric also asked the FERC for a change in the way transmission rates are calculated to support continued investment in its transmission system by switching to formula-based rates.  Under formula-based rates, a fixed earnings level is set for the utility, and the utility annually adjusts its transmission rates, subject to FERC review.  The process offers an opportunity for public input.  The proposed rate design would ensure that there is no over-recovery or under-recovery of the actual costs of providing transmission delivery service.  The rate change request, if approved, would result in an increase of $0.74 to the monthly bill of an average PPL Electric residential customer.  PPL Electric is requesting that the proposed rate take effect November 1, 2008.  This request would not affect generation charges or distribution rates.  The rate change request would result in an annual revenue increase of about $20 million.

On October 29, 2008, the FERC accepted the proposed rate for filing, effective on November 1, 2008, subject to refund.  The FERC did not adjust the requested return on equity of 12.84%, which included 50 basis points for membership in PJM.  Finally, the FERC set the matter for hearing, but held the hearings in abeyance to provide time for settlement judge procedures.  PPL Electric cannot predict the outcome of this matter.

Since the introduction of the Strategy in 2007, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could smooth the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan provided that customers could pay additional amounts on their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest, would be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  PPL Electric requested expedited consideration of the proposal by the PUC.  Ten parties filed responses to PPL Electric's petition, primarily because the proposal offered the program on an "opt-out" basis (i.e., customers would be enrolled automatically and affirmatively have to "opt-out" if they choose not to participate).  The parties negotiated a settlement agreement  under which PPL Electric agreed to change the "opt-out" approach to an "opt-in" approach (i.e., customers would have to affirmatively enroll) and to make the program available to customers enrolled in budget billing.  In March 2008, the Administrative Law Judge assigned to this case recommended that the PUC approve the settlement agreement.  In August 2008, the PUC approved the settlement agreement.  As a result, the program was implemented in October 2008.

As part of the Strategy, the General Assembly passed and the Governor signed into law Act 129 in October 2008.  The law creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.

Under Act 129, Electric Delivery Companies (EDCs) must develop and file an energy efficiency and conservation plan with the PUC.  EDCs must contract with a conservation service provider to implement all or a portion of the plan.  Act 129 requires reduction in consumption of 1% by 2011, 3% by 2013 and a reduction in peak demand of 4.5% by 2013.  EDCs will be able to recover costs of implementing a conservation plan.

Act 129 also provides for installation of smart meters under the following conditions:  for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  PPL Electric's current advanced metering technology meets the definition of smart metering technology in Act 129, but PPL Electric will eventually have to upgrade its current metering technology to comply with a provision that requires EDCs to make available to third parties direct meter access and electronic access to customer meter data.  Under Act 129, EDCs will be able to recover costs of providing smart metering technology.

Act 129 also requires the default service provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years, with long-term contracts limited to up to 25% of the load unless otherwise approved by the PUC).  The DSP will be able to recover costs associated with a competitive procurement plan.

Under Act 129, the DSP competitive procurement plan must also ensure adequate and reliable service "at least cost" over time.  Act 129 also grants the PUC authority to extend long-term power contracts up to 20 years, if necessary, to achieve the "least cost" standard.

Act 129 also provides for market misconduct corrective actions.  In the event that an EDC, its affiliate or a supplier from whom the EDC has purchased power, is found guilty of market manipulation, the PUC can direct an EDC to take any and all reasonable action to quantify the effect of the market misconduct on Pennsylvania ratepayers and seek recompense.

Act 129 makes changes to the Alternative Energy Portfolio Standards by adding Pennsylvania biomass energy and small hydroelectric plants as Tier 1 alternative energy sources and requiring the PUC to automatically increase the Tier 1 requirements to account for increases in the additional resources.

Act 129 also requires the Pennsylvania Department of Conservation and Natural Resources to complete a study to identify suitable geological formations for the location of a state carbon sequestration network.

Act 129 does not address rate mitigation.  The Governor, Pennsylvania House of Representatives and Pennsylvania Senate have committed to address rate mitigation in the next session, which begins in January 2009.

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

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

PLR	$(1)	$14
Delivery	1	9
Other	1	2
	$1	$25

Higher delivery revenues for both periods were attributable to a base rate increase effective January 1, 2008.  Normal load growth also contributed to higher delivery revenues.  Higher PLR revenues for the nine months ended September 30, 2008, were also attributable to normal load growth.  The increases in delivery and PLR revenues for both periods were partially offset by the unfavorable impact of weather on residential and commercial sales in 2008.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decreases of $14 million and $30 million in wholesale electric to affiliate for the three and nine months ended September 30, 2008, compared with the same periods in 2007, were primarily due to the expiration of a NUG contract at the end of 2007.  The nine-month period decrease was partially offset by higher prices on certain NUG contracts.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases

The decrease of $11 million in energy purchases for the three months ended September 30, 2008, compared with the same period in 2007, was primarily due to the expiration of a NUG contract at the end of 2007.

The decrease of $27 million in energy purchases for the nine months ended September 30, 2008, compared with the same period in 2007, was primarily due to the expiration of a NUG contract as mentioned above, partially offset by higher prices on certain NUG contracts.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases from Affiliate

There were offsetting changes of $3 million in energy purchases from affiliate for the three months ended September 30, 2008, compared with the same period in 2007.  The increase was primarily attributable to higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support the PLR load, offset by a decrease in that load.

The increase in energy purchases from affiliate of $14 million for the nine months ended September 30, 2008, compared with the same period in 2007, was attributable to increases in PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support that load.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Uncollectible accounts		$6
Contractor expense	$(1)	4
Regulatory asset amortization	1	3
Salary expense	(3)	1
Customer service expense	3	1
Allocation of certain corporate service costs (Note 11)		(2)
Insurance recovery of storm costs		(5)
Other	(2)	3
	$(2)	$11

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $5 million and $12 million during the three and nine months ended September 30, 2008, compared with the same period in 2007.  The decreases were primarily attributable to a scheduled decrease in ITC amortization, a reduction of ITC revenues, the change in unbilled revenues and the change from recovery of a CTC undercollection in 2007 to the return of a CTC overcollection in 2008.

Taxes, Other Than Income

Taxes, other than income increased by $2 million during the three months ended September 30, 2008, compared with the same period in 2007. The increase was primarily due to a $1 million increase in gross receipts tax expense and a $1 million increase in sales and use tax expense.

Taxes, other than income increased by $6 million during the nine months ended September 30, 2008, compared with the same period in 2007. The increase was primarily due to a $4 million increase in gross receipts tax expense and a $1 million increase in sales and use tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Income from Affiliate

Interest income from affiliate decreased by $4 million and $9 million for the three and nine months ended September 30, 2008, compared with the same periods in 2007.  The decreases were the result of reduced average balances outstanding on a note receivable with an affiliate and lower average rates on this note due to the floating interest rate.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Long-term debt interest expense primarily due to the repayment of transition bonds	$(6)	$(16)
Interest on PLR contract collateral (Note 11)	(1)	(5)
Other	(1)	(3)
	$(8)	$(24)

Income Taxes

The increases in income taxes were due to:

	Sept. 30, 2008 vs. Sept. 30, 2007
	Three Months Ended	Nine Months Ended

Higher pre-tax book income	$5	$8
Tax reserve adjustments (Note 5)	1	2
	$6	$10

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

In general, recent turmoil in the financial markets has made obtaining new sources of credit more difficult and more costly for companies.  During this challenging period, PPL Electric continues to be focused on maintaining a strong credit profile and liquidity position.  PPL Electric expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, and its credit facilities.  PPL Electric currently does not expect to need to access commercial paper markets or debt and equity capital markets until the fourth quarter of 2009, except to remarket certain bonds as discussed below, but may decide to access capital markets, subject to market conditions, to enhance its liquidity.  PPL Electric believes that its cash and cash equivalents, operating cash flows, and borrowing capacity under its credit facilities, taken as a whole, provide sufficient resources to fund its ongoing operating requirements, as well as estimated future capital expenditures in the near term.  See "Financing Activities" below for a discussion of financing transactions completed in October 2008 to prefund future debt maturities.

PPL Electric had the following at:

	September 30, 2008	December 31, 2007

Cash and cash equivalents	$67	$33
Short-term debt		41

The $34 million increase in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$403 million of cash provided by operating activities;
•	the net receipt of $147 million under a demand loan with an affiliate;
•	a net decrease of $41 million in restricted cash and cash equivalents;
•	the retirement of $232 million of long-term debt;
•	$193 million of capital expenditures;
•	the payment of $73 million of common stock dividends to PPL;
•	a net decrease of $41 million of short-term debt;
•	the payment of $14 million of dividends on preferred securities; and
•	$7 million in expenditures for intangible assets.

Commercial Paper

PPL Electric did not have any commercial paper outstanding at September 30, 2008, and it does not expect to have to issue any commercial paper through the end of 2008.

Credit Facilities

The commitments under PPL Electric's $200 million five-year credit facility that expires in May 2012 are provided by a diverse bank group consisting of 21 banks, with no one bank providing more than 17% of the total committed capacity.  PPL Electric had no cash borrowings and $41 million of letters of credit outstanding under this facility at September 30, 2008.  In October 2008, PPL Electric borrowed $95 million under the credit facility.  In connection with this borrowing, one of the participating banks, Lehman Brothers Bank, FSB, became a defaulting lender under the facility, as it no longer is honoring its commitment of approximately $10 million.  PPL Electric currently does not expect to make any modifications in 2008, including extending the expiration date, to this credit facility.

The credit agreement related to PPL Electric's and a subsidiary's participation in a $150 million asset-backed commercial paper program expired in July 2008.  In August 2008, PPL Electric and the subsidiary entered into a new credit agreement governing a similar asset-backed commercial paper program with a different financial institution and commercial paper conduit that expires in July 2009.  The borrowing limit under such program continues to be $150 million.  Borrowings under this program are subject to customary conditions precedent, as well as the requirement that PPL Electric discharge a conditional lien that could attach to the accounts receivable upon a default under PPL Electric's 1945 First Mortgage Bond Indenture.  See discussion on the planned discharge in "Financing Activities" below.

Financing Activities

In October 2008, PPL Electric issued $400 million of 7.125% Senior Secured Bonds due 2013 (7.125% Bonds).  The 7.125% Bonds were issued on the basis of an equal principal amount of first mortgage bonds issued under the 1945 First Mortgage Bond Indenture pledged to the Senior Secured Bond Indenture Trustee.  The 7.125% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $397 million, net of a discount and underwriting fees, from the issuance of the 7.125% Bonds.  The proceeds will be used to partially fund the repayment at maturity of approximately $486 million outstanding aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1⁄4% Series, due August 2009.  Prior to such use, the proceeds will be invested in short-term investments and used for general corporate purposes.

In October 2008, the Pennsylvania Economic Development Financing Authority (PEDFA) issued $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 (Series 2008 Bonds) on behalf of PPL Electric in order to refund $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2003, which were previously issued by the Lehigh County Industrial Development Authority on behalf of PPL Electric and matured on November 1, 2008.  The Series 2008 Bonds are structured as variable-rate remarketable bonds.  The Series 2008 Bonds bear interest for the first week at an initial rate of 2.50% and will be remarketed on a weekly basis until such time that PPL Electric elects to change the interest rate mode.  PPL Electric may convert the interest rate on the Series 2008 Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The Series 2008 Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  PPL Electric acted as initial purchaser of the Series 2008 Bonds upon issuance and expects that they will be remarketed to unaffiliated investors subject to market conditions.

In connection with the issuance of the Series 2008 Bonds by PEDFA, PPL Electric entered into a loan agreement with PEDFA pursuant to which it loaned PPL Electric the proceeds of the Series 2008 Bonds on payment terms that correspond to the Series 2008 Bonds.  PPL Electric issued a note to PEDFA to evidence its obligations under the loan agreement.

Concurrent with, and as a condition to, the issuance of the Series 2008 Bonds, PPL Electric issued to the Trustee of the Series 2008 Bonds, its Senior Secured Bonds, Variable Rate Pollution Control Series 2008, which contain payment and redemption provisions that correspond to the Series 2008 Bonds.  Such senior secured bonds were issued on the basis of an equal principal amount of first mortgage bonds issued under the 1945 First Mortgage Bond Indenture and pledged to the Senior Secured Bond Indenture Trustee.

PPL Electric's senior secured bonds are secured by first mortgage bonds held by the Senior Secured Bond Indenture Trustee and the lien of the 2001 Senior Secured Bond Indenture, which is junior to the lien of the 1945 First Mortgage Bond Indenture.  The 1945 First Mortgage Bond Indenture and the 2001 Senior Secured Bond Indenture create liens on substantially all of PPL Electric's distribution properties and certain of its transmission properties, which liens may be released subject to certain circumstances and conditions, and subject to certain exceptions and exclusions.

Other than first mortgage bonds delivered to the Senior Secured Bond Indenture Trustee as the basis for issuance of senior secured bonds, there were $10 million of first mortgage bonds outstanding at September 30, 2008.  PPL Electric intends to defease such bonds and to discharge the lien of the 1945 First Mortgage Bond Indenture later in 2008, and to cancel the related first mortgage bonds in accordance with the terms of the 2001 Senior Secured Bond Indenture, at which time such Indenture would become a first mortgage lien, subject to certain permitted liens and exceptions, on substantially all of PPL Electric's tangible electric distribution properties and certain of its transmission properties.

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

Moody's and S&P did not take any actions related to PPL Electric or PPL Transition Bond Company during the nine months ended September 30, 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL Electric and affirmed all of the ratings for PPL Electric, with the exception that it lowered the preferred stock rating to BBB from BBB+.  Fitch stated in the related press release that the lower preferred stock rating reflects its junior position in the capital structure and does not reflect any change in credit quality.

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections as of September 30, 2008, for the years 2008 through 2010.  Capital expenditure projections for the years 2011 and 2012 are still being reviewed as part of the 5-year planning process.  These capital expenditure projections are preliminary and subject to approval by PPL's Board of Directors, which is expected to occur prior to year-end.

	Projected
	2008	2009	2010
Construction expenditures (a)
Transmission and distribution facilities	$239	$265	$549
Other	25	24	31
Total Capital Expenditures	$264	$289	$580

(a)	Construction expenditures include AFUDC, which is expected to be $18 million for the 2008 through 2010 period.

PPL Electric 's capital expenditure projections for the years 2008 through 2010 total $1.1 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At September 30, 2008, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at September 30, 2008, would increase the fair value of its debt portfolio by $44 million.

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

In 2006, the FASB issued SFAS 157.  Among other things, SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope, certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB amended SFAS 157 through the issuance of FSP FAS 157-3, which was effective upon issuance, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends SFAS 157 to clarify its application in a market that is not active.

As permitted by this guidance, PPL Electric partially applied SFAS 157, as amended, by FSP FAS 157-1 and FSP FAS 157-2, prospectively, effective January 1, 2008.  PPL Electric adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  In the current year, the partial application of this standard will affect fair value measurement concepts embedded in PPL Electric's critical accounting policy related to "Defined Benefits."  See Notes 2 and 13 to the Financial Statements for additional information regarding SFAS 157, as amended.

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

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2008, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4(T).  Controls and Procedures

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2008, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 6. Exhibits

[_]10(a)	-	Amendment No. 4 to Amended and Restated Incentive Compensation Plan, dated as of August 26, 2008
12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

[_] - Filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2008, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2008, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: November 4, 2008	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)