Form 10-K
period 2008-12-31
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2009-02-27
CIK 922224, 317187, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

Senior Notes of PPL Energy Supply, LLC
7.0% due 2046	New York Stock Exchange

Preferred Stock of PPL Electric Utilities Corporation
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange

Senior Notes of PPL Capital Funding, Inc.
6.85% due 2047	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes	No X

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

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

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of June 30, 2008, PPL Corporation had 374,519,298 shares of its $.01 par value Common Stock outstanding.  The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $19,576,123,706.  As of January 30, 2009, PPL Corporation had 375,316,846 shares of its $.01 par value Common Stock outstanding.

As of January 30, 2009, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Energy Supply, LLC meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation and PPL Electric Utilities Corporation have incorporated herein by reference certain sections of PPL Corporation's 2009 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2009 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008.  Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2008

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

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility that provided natural gas distribution, transmission and storage services, and the competitive sale of propane, which was a subsidiary of PPL until its sale in October 2008.

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

Other terms and abbreviations

401(h) account - A sub-account established within a qualified pension trust to provide for the payment of retiree medical costs.

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

AOCI - accumulated other comprehensive income or loss.

APB - Accounting Principles Board.

ARB - Accounting Research Bulletin.

ARO - asset retirement obligation.

Bcf - billion cubic feet.

Black Lung Trust - a trust account maintained under federal and state Black Lung legislation for the payment of claims related to disability or death due to pneumoconiosis.

CAIR - the EPA's Clean Air Interstate Rule.

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

FERC - Federal Energy Regulatory Commission, the federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

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

HMRC - HM Revenue & Customs.  The tax authority in the U.K, formerly known as Inland Revenue.

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

Ironwood - a natural gas-fired power plant in Lebanon, Pennsylvania with a winter rating of 759 MW.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

kVA - kilovolt-ampere.

kWh - kilowatt-hour, basic unit of electrical energy.

LCIDA - Lehigh County Industrial Development Authority.

LIBOR - London Interbank Offered Rate.

MACT - maximum achievable control technology.

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

NERC - North American Electric Reliability Corporation.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPDES - National Pollutant Discharge Elimination System.

NRC - Nuclear Regulatory Commission, the federal agency that regulates nuclear power facilities.

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

NYMEX - New York Mercantile Exchange.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

OSM - Office of Surface Mining, a U.S. government agency.

PEDFA - Pennsylvania Economic Development Financing Authority.

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

Regulation S-K - SEC regulation governing the content of reports and other documents required to be filed pursuant to the federal securities laws.

RFC - ReliabilityFirst Corporation (the regional reliability entity that replaced the Mid-Atlantic Area Coordination Council).

RMC - Risk Management Committee.

RMR - reliability must run.  Describes a generation facility that is operated at the request of an ISO to ensure system reliability, generally in a transmission constrained area of the electricity system.

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

Total shareowner return - increase in market value of a share of the Company's common stock plus the value of all dividends paid on a share of the common stock during the applicable performance period, divided by the price of the common stock as of the beginning of the performance period.

VaR - value-at-risk.

VEBA - Voluntary Employee Benefit Association Trust, trust accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

Accounting Pronouncements

APB Opinion No. 23 - Accounting for Income Taxes-Special Areas.

EITF 87-24 - Allocation of Interest to Discontinued Operations.

EITF 88-1 - Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.

EITF 92-13 - Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.

EITF 93-7 - Uncertainties Related to Income Taxes in a Purchase Business Combination.

EITF 93-17 - Recognition of Deferred Tax Assets for a Parent Company's Excess Tax Basis in the Stock of a Subsidiary That Is Accounted for as a Discontinued Operation.

EITF 01-8 - Determining Whether an Arrangement Contains a Lease.

EITF 02-3 - Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

EITF 03-11 - Reporting Realized Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3.

EITF 08-5 - Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.

FIN 39 - Offsetting of Amounts Related to Certain Contracts, as amended and interpreted.

FIN 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.

FIN 46(R) - Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

FIN 47 - Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.

FIN 48 - Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, as amended and interpreted.

FSP APB 14-1 - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

FSP EITF 03-6-1 - Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

FSP FAS 115-1 and FAS 124-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

FSP FAS 132(R)-1 - Employers' Disclosures about Postretirement Benefit Plan Assets.

FSP FAS 140-4 and FIN 46(R)-8 - Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.

FSP FAS 157-1 - Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.

FSP FAS 157-2 - Effective Date of FASB Statement No. 157.

FSP FAS 157-3 - Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

SAB Topic 5M - Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.

SFAS 5 - Accounting for Contingencies.

SFAS 13 - Accounting for Leases and its interpretations.

SFAS 34 - Capitalization of Interest Cost.

SFAS 71 - Accounting for the Effects of Certain Types of Regulation.

SFAS 87 - Employers' Accounting for Pensions.

SFAS 106 - Employers' Accounting for Postretirement Benefits Other than Pensions.

SFAS 109 - Accounting for Income Taxes.

SFAS 112 - Employers' Accounting for Postemployment Benefits, an amendment of FASB Statements No. 5 and 43.

SFAS 115 - Accounting for Certain Investments in Debt and Equity Securities and its interpretations.

SFAS 123(R) - Share-Based Payment.

SFAS 128 - Earnings per Share.

SFAS 132(R) - Employers' Disclosures about Pensions and Other Postretirement Benefits.

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

SFAS 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Financial Liabilities.

SFAS 141 - Business Combinations.

SFAS 141(R) - Business Combinations (revised 2007).

SFAS 142 - Goodwill and Other Intangible Assets.

SFAS 143 - Accounting for Asset Retirement Obligations.

SFAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets and its interpretations.

SFAS 146 - Accounting for Costs Associated with Exit or Disposal Activities.

SFAS 153 - Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.

SFAS 157 - Fair Value Measurements, as amended.

SFAS 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).

SFAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.

SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.
•	fuel supply availability;
•	weather conditions affecting generation production, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism or war or other hostilities;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, emission allowances and delivered fuel;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by our counterparties under our energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their affect on pension, retiree medical and nuclear decommissioning liabilities;
•	the impact of the current financial and economic downturn;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	asset acquisitions and dispositions.

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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation, headquartered in Allentown, PA, is an energy and utility holding company that was incorporated in 1994.  Through its subsidiaries, PPL generates electricity from power plants in the northeastern and western U.S., markets wholesale or retail energy primarily in the northeastern and western portions of the U.S. and delivers electricity to approximately 4 million customers in Pennsylvania and the U.K.  PPL's significant subsidiaries are shown below:

In addition to PPL Corporation, the other SEC registrants included in this filing are:

PPL Energy Supply, LLC, an indirect wholly-owned subsidiary of PPL formed in 2000, is an energy company engaged through its subsidiaries in the generation and marketing of power, primarily in the northeastern and western power markets of the U.S. and in the delivery of electricity in the U.K.  PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global.  At December 31, 2008, PPL Energy Supply owned or controlled 12,002 MW of electric power generation capacity and has current plans to implement capital projects primarily at certain of its existing generation facilities in Pennsylvania and Montana to provide 148 MW of additional generating capacity by 2013.

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

PPL Energy Supply has generation assets that are located in the eastern and western U.S. markets.  The eastern generation assets are located in the Northeast/Mid-Atlantic energy markets - including PJM, the New York ISO, ISO New England and the Mid-American Interconnection Network.  PPL Energy Supply's western generating capacity is located in the markets within the Western Electricity Coordinating Council.

PPL Energy Supply Owned or Controlled Generation Capacity

PPL Energy Supply owned or controlled generating capacity of 12,002 MW at December 31, 2008.  Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Illinois, Connecticut, New York and Maine.  The total owned or controlled generating capacity includes power obtained through PPL EnergyPlus's tolling or power purchase agreements (including Ironwood and other facilities that consist of NUGs, wind farms and landfill facilities).  See "Item 2. Properties" for a complete listing of PPL Energy Supply's generating capacity.

Pennsylvania generation had a total capacity of 9,785 MW at December 31, 2008.  These plants are fueled by uranium, coal, natural gas, oil, water and other fuels.  The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL Energy Supply's U.S. generation subsidiaries are EWGs, which sell electricity into the wholesale market.  PPL Energy Supply's EWGs are subject to regulation by the FERC, which has authorized these EWGs to sell generation from their facilities at market-based prices.

PPL Susquehanna, a subsidiary of PPL Generation, owns a 90% undivided interest in each of the two nuclear-fueled generating units at its Susquehanna station; Allegheny Electric Cooperative, Inc. owns the remaining 10% undivided interest.  PPL's 90% share of Susquehanna's generating capacity was 2,165 MW at December 31, 2008.

PPL Generation operates its Pennsylvania, New Jersey and Illinois power plants in conjunction with PJM.  PPL Generation's Pennsylvania power plants, PPL Generation's Illinois 574 MW natural gas-fired generating station and PPL EnergyPlus are members of the RFC.  Refer to "Pennsylvania Delivery Segment" for information regarding PJM's operations and functions and the RFC.

The Montana coal-fired and hydroelectric-powered stations have a capacity of 1,287 MW.  PPL Montana's power plants are parties to the Western Electricity Coordinating Council Agreement.

The Maine oil-fired and hydroelectric-powered stations have a total capacity of 102 MW.  The Maine generating assets are operated in conjunction with ISO New England and are parties to the Northeast Power Coordinating Council Agreement.  See Note 9 for information on the possible sale of three hydroelectric dams.

The Connecticut natural gas-fired station has a total capacity of 252 MW, is operated in conjunction with ISO New England and is party to the Northeast Power Coordinating Council Agreement.

The New York natural gas-fired generating stations have a combined capacity of 159 MW.  These generating stations are operated in connection with the New York ISO and are parties to the Northeast Power Coordinating Council Agreement.  Tolling agreements are in place for 100% of the capacity and output of these stations.

PPL Generation has current plans to implement capital projects at certain of its generation facilities in Pennsylvania, Maine and Montana that would provide 148 MW of additional generation capacity for its use by 2013.  See "Item 2. Properties" for additional information regarding these capital projects.

Refer to the "Power Supply" section for additional information regarding electricity generated by the various power plants operated by PPL Generation and to the "Fuel Supply" section for a discussion of fuel requirements and contractual arrangements for fuel.

A subsidiary of PPL Energy Supply develops renewable energy plants on various sites using technologies such as small turbines, reciprocating engines and photovoltaic solar panels.  As of December 31, 2008, another subsidiary of PPL Energy Supply owned approximately 32 MW of installed capacity from these projects, serving commercial and industrial customers.

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

Energy Marketing

PPL EnergyPlus markets or brokers the electricity produced by PPL Generation subsidiaries, along with purchased power, FTRs, natural gas, oil, emission allowances and renewable energy credits in competitive wholesale and deregulated retail markets in order to take advantage of opportunities in the competitive energy marketplace.

PPL EnergyPlus purchases and sells electric capacity and energy at the wholesale level at competitive prices under FERC market-based prices.  PPL EnergyPlus enters into these agreements to market available energy and capacity from PPL Generation's assets and to profit from market price fluctuations.  PPL EnergyPlus actively manages its portfolios to maximize the value of PPL's generating assets and to limit exposure to price fluctuations.  PPL EnergyPlus also purchases and sells energy forward and futures contracts as well as other commodity-based financial instruments in accordance with PPL's risk management policies, objectives and strategies.

PPL EnergyPlus has executed contracts to provide electricity to PPL Electric sufficient for it to meet its PLR obligation through 2009, at the predetermined capped rates PPL Electric is entitled to charge its customers during this period.  This arrangement with PPL Electric accounted for 28% of PPL Energy Supply's operating revenues in 2008.  See Note 16 to the Financial Statements for more information concerning these contracts.

PPL EnergyPlus currently is licensed to provide retail electric supply to customers in Delaware, Maine, Massachusetts, Maryland, Montana, New Jersey and Pennsylvania.  In 2008, PPL EnergyPlus provided energy to industrial customers in Montana.  PPL EnergyPlus serves natural gas customers in Pennsylvania, New Jersey and Delaware and is licensed to do so in Maryland.

An indirect subsidiary of PPL EnergyPlus owned two production facilities that, until December 31, 2007, manufactured synthetic fuel from coal or coal byproducts.  PPL received federal tax credits for these qualified manufactured solid synthetic fuel products.  PPL retired these facilities in 2008.  See Note 15 to the Financial Statements for additional information.

In 2007, PPL sold PPL Telcom, LLC, an indirect subsidiary of PPL EnergyPlus, which offered fiber optic capacity to telecommunication companies and enterprise customers.  See Note 9 to the Financial Statements for additional information.

•	Pennsylvania Delivery Segment -

Includes the regulated electric delivery operations of PPL Electric.

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

During 2008, about 97% of PPL Electric's operating revenues were derived from regulated electricity delivery and supply as a PLR.  About 3% of 2008 operating revenues were from wholesale revenues, primarily the sale to PPL EnergyPlus of power purchased from NUGs.  During 2008, about 45% of electricity delivery and PLR revenues were from residential customers, 36% from commercial customers, 18% from industrial customers and 1% from other customer classes.

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

In November 2004, Pennsylvania enacted the Alternative Energy Portfolio Standard (the AEPS) legislation, which requires electric distribution companies, such as PPL Electric, and retail electric suppliers serving retail load to ultimately provide 18% of the electricity sold to retail customers in Pennsylvania from alternative sources by 2020.  Under this state legislation, alternative sources include hydro, wind, solar, waste coal, landfill methane and fuel cells.  An electric distribution company will pay an alternative compliance payment of $45 for each MWh that it is short of its required alternative energy supply percentage.  Since PPL Electric's PLR generation rates are capped through 2009 as described above and the legislation allows for a cost recovery exemption period, PPL Electric will not be subject to the requirements of this legislation until 2010.  In that year, PPL Electric will have to supply about 9% of the total amount of electricity it delivers to its PLR customers from alternative energy sources.  PPL Electric is purchasing all of the supply required to meet its 2010 default service obligations pursuant to a PUC approved Competitive Bridge Plan (the Plan).  Under the Plan, PPL Electric is obtaining full requirements service which includes the generation or credits that PPL Electric will need to comply with the AEPS Act in 2010.  At this time, PPL Electric cannot predict the impact of this legislation on its future results of operations because the impact will depend on a number of factors that will not be known until 2010, including customer load requirements, PLR contract terms and available alternative energy sources in the market.

The General Assembly passed and the Governor signed into law Act 129 in October 2008.  The law creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.

See "Regulatory Issues - Pennsylvania Activities" in Note 15 to the Financial Statements for additional information regarding Act 129, other legislative and regulatory impacts and PPL Electric's efforts to provide default electricity supply for periods after 2009.

PPL Gas Utilities

Until its sale in October 2008, PPL Gas Utilities operated a natural gas distribution and propane business which provided natural gas and propane services to approximately 110,000 customers in various counties throughout Pennsylvania, as well as in a small area of Maryland and Delaware.  See Note 10 to the Financial Statements for information on the sale of PPL Gas Utilities.

•	International Delivery Segment -

Includes WPD, a regulated electricity distribution company in the U.K.

WPD, through indirect wholly-owned subsidiaries, operates two of the 15 distribution networks providing electricity service in the U.K.  The WPD subsidiaries together serve approximately 2.6 million end-users in the U.K.  WPD (South West) serves 1.5 million customers in a 5,560 square mile area of southwest England.  WPD (South Wales) serves an area of Wales opposite the Bristol Channel from WPD (South West)'s territory.  Its 1.1 million customers occupy 4,550 square miles of Wales.  WPD is headquartered in Bristol, England.  See "Franchise and Licenses" for additional information about WPD's regulator, Ofgem, which sets price controls and grants distribution licenses.

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

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources" in PPL's, PPL Energy Supply's and PPL Electric's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning estimated capital expenditure requirements for the years 2009-2013.  See Note 15 to the Financial Statements for additional information concerning expected capital expenditures for environmental matters.

COMPETITION

The unregulated businesses and markets in which PPL and its subsidiaries participate are highly competitive.  Since the early 1990s, there has been increased competition in U.S. energy markets because of federal and state deregulation initiatives.  For instance, in 1992 the Energy Act amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions.  In 1996, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry to create a competitive market for electricity generation.  Certain other states in which PPL's subsidiaries operate have also adopted "customer choice" plans to allow customers to choose their electricity supplier.  PPL and its subsidiaries believe that competition in deregulated energy markets will continue to be intense.  See "Item 1A. Risk Factors" for more information concerning the risks PPL faces with respect to competition in the deregulated energy markets.

Pursuant to PPL Electric's authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area.  Accordingly, PPL Electric does not face competition in its electricity distribution business.  Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to residential customers.  See "Franchises and Licenses" for more information.

POWER SUPPLY

PPL Energy Supply's owned or controlled system capacity (winter rating) at December 31, 2008 was 12,002 MW.  The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.  See "Item 2. Properties" for a description of PPL Energy Supply's plants at December 31, 2008.

During 2008, PPL Generation's plants generated the following amounts of electricity.

State	Millions of kWh

Pennsylvania	44,189
Montana	8,179
Maine	368
Illinois	164
New York	149
Connecticut	132
Total	53,181

Of this generation, 52% of the energy was from coal-fired stations, 32% from nuclear operations at the Susquehanna station, 8% from hydroelectric stations and 8% from oil/gas-fired stations.

PPL Energy Supply estimates that, on average, approximately 95% of its expected annual generation output for 2009 will be used to meet:

•	PPL EnergyPlus's obligation under two contracts to provide electricity for PPL Electric to satisfy its PLR obligation under the Customer Choice Act through 2009;
•	PPL EnergyPlus's obligation under contracts to provide electricity to NorthWestern; and
•	contractual sales to other counterparties for terms of various lengths.

PPL Energy Supply is continuing to enter into new power sales contracts to obtain firm commitments for a portion of the output of its generating facilities in advance of the expiration of the PLR contracts at the end of 2009.  PPL Energy Supply has already entered into commitments of varying quantities and terms for the years 2010 and beyond.  Based on developments in the wholesale markets over the last several years, PPL Energy Supply expects that new baseload output contracts are likely to continue to be of a shorter duration than the PLR contracts which, at inception, had terms of approximately nine years.

These contractual arrangements are consistent with, and are integral to, PPL Energy Supply's supply business strategy to capture profits while managing exposure to adverse movements in energy and fuel prices and counterparty credit risk.  This strategy includes matching PPL Energy Supply's anticipated energy supply (including generation as well as purchase commitments) with load, or customer demand, under contracts of varying lengths with creditworthy counterparties.  See Note 15 to the Financial Statements for more information regarding PPL Energy Supply's wholesale energy commitments and Note 16 for more information regarding the PLR contracts.

A subsidiary of PPL Energy Supply funds, develops, constructs, owns and operates plants that produce renewable energy.  PPL EnergyPlus markets the energy produced by these plants and renewable energy credits to commercial, industrial and institutional customers.  Another subsidiary of PPL Energy Supply has existing renewable energy projects throughout Pennsylvania, New York, New Jersey and Connecticut, with capacity of 32 MW.  During 2008, these projects generated 62 million kWh.

PPL EnergyPlus purchases the output from two wind farms in Pennsylvania with a combined capacity of 50 MW.

FUEL SUPPLY

Coal

Pennsylvania

PPL Generation, by and through its agent PPL EnergyPlus, actively manages PPL's coal requirements by purchasing coal principally from mines located in central and northern Appalachia.

During 2008, PPL Generation, by and through its agent PPL EnergyPlus, purchased about 95% of the coal delivered to PPL Generation's wholly-owned Pennsylvania stations under short-term and long-term contracts and obtained 5% through spot market purchases.  These contracts provided PPL Generation 6.9 million tons of coal.  Contracts currently in place are expected to provide 7.5 million tons in 2009.  At December 31, 2008, the wholly-owned Pennsylvania plants had sufficient supply for approximately 39 days of operations.  The amount of coal in inventory varies from time to time depending on market conditions and plant operations.

In 2006, PPL Generation, by and through its agent PPL EnergyPlus, entered into a long-term coal purchase agreement with CONSOL Energy Inc.  The contract will provide more than one-third of PPL Generation's projected annual coal needs for the Pennsylvania power plants from 2010 through 2018.  PPL Generation has other contracts that, in total, will provide additional coal supply for PPL's projected annual needs from 2009 through 2012.

Also at December 31, 2008, a PPL Generation subsidiary owned a 12.34% interest in the Keystone station and a 16.25% interest in the Conemaugh station.  The Keystone station contracts with Keystone Fuels, LLC for its coal requirements.  In 2008, Keystone Fuels, LLC provided 5.3 million tons of coal to the Keystone station.  The Conemaugh station requirements are purchased under contract from Conemaugh Fuels, LLC.  In 2008, Conemaugh Fuels, LLC provided 4.7 million tons of coal to the Conemaugh station.

Initial deliveries of limestone in preparation for startup of the scrubbers that were being installed at the Montour power plant began in October 2007.  The Montour scrubber project was completed in May 2008.  Contracts are in place for all the limestone requirements for the three remaining planned scrubbers at PPL Generation's wholly-owned Pennsylvania stations through 2010.  When all four scrubbers are fully operational, it is projected that annual limestone requirements will be approximately 700,000 tons.  During 2008, approximately 350,000 tons of limestone was delivered to PPL Generation's wholly-owned Pennsylvania stations under long-term contracts.

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

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette station.  The contracts supplied 100% of the plant coal requirements in 2008.  Similar contracts are currently in place to supply 100% of the expected coal requirements through 2010.

Oil and Natural Gas

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas.  PPL EnergyPlus is responsible for procuring the oil and natural gas supply for all PPL Generation operations.  During 2008, 100% of the physical oil and gas requirements for the Martins Creek units were purchased on the spot market.  At December 31, 2008, PPL EnergyPlus had no long-term agreements for these oil requirements.

At December 31, 2008, there were no long-term delivery or supply agreements to purchase natural gas for the University Park facility in Illinois.

PPL EnergyPlus has a long-term contract for approximately 40% of the expected pipeline transportation requirements of the Wallingford facility in Connecticut, but has no long-term physical supply agreement to purchase natural gas.

PPL EnergyPlus has a short-term and long-term gas transportation contract in place for approximately 30% of the maximum daily requirements of the Lower Mt. Bethel facility in Pennsylvania, but has no long-term physical supply agreement to purchase natural gas.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of the Ironwood facility.  PPL EnergyPlus has a short-term transportation contract in place for approximately 10% of the maximum daily requirements of the Ironwood facility for natural gas and has signed "precedent agreements" for long-term transportation contracts to serve approximately 25% of Ironwood's maximum daily requirements.  PPL EnergyPlus currently has no long-term physical supply agreements to purchase natural gas for Ironwood.

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

PPL Susquehanna has a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services.  These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2016 and Unit 2 to operate into the first quarter of 2015.  PPL Susquehanna anticipates entering into additional contracts to ensure continued operation of the nuclear units.

Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel.  Under the Nuclear Waste Policy Act (NWPA), the DOE carried out an analysis of a site in Nevada for a permanent nuclear waste repository.  There is no definitive date by which this repository will be operational.  As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity.  To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology.  The facility is modular, so that additional storage capacity can be added as needed.  The facility began receiving spent nuclear fuel in 1999.  PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017, under current operating conditions.  If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 2002, the President approved the Congressional override of a veto by the State of Nevada, designating Yucca Mountain, Nevada, as the site for development of a permanent repository for high-level radioactive waste.  In June 2008, the DOE submitted a license application to the NRC, which the NRC docketed in September 2008.  The NRC staff review of the application is in progress.  Petitions for an NRC hearing on the application were filed in December 2008.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the NWPA imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In 1997, the Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin accepting spent nuclear fuel by January 31, 1998.  The DOE did not, in fact, begin to accept spent nuclear fuel by that date.  The DOE continues to contest claims that its breach of contract resulted in recoverable damages.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  PPL cannot predict the outcome of these proceedings.

PROVIDER OF LAST RESORT SUPPLY

The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC.  In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2010 -- after its current supply agreements with PPL EnergyPlus expire -- for retail customers who do not choose an alternative competitive supplier.  Pursuant to this plan, PPL Electric has completed four of six competitive supply solicitations and has contracted for two-thirds of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  See "Regulatory Issues - Pennsylvania Activities" in Note 15 to the Financial Statements for additional information regarding PPL Electric's efforts to provide default electricity supply for periods after 2010.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters.  See PPL's and PPL Energy Supply's "Financial Condition - Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning environmental expenditures during 2008 and estimated expenditures during 2009-2013.  Certain environmental laws, regulations and developments that may have a substantial impact on PPL are discussed below.  See "Environmental Matters" in Note 15 to the Financial Statements for information regarding these laws and regulations and the status of PPL's and its subsidiaries compliance and remediation activities, as well as legal and regulatory proceedings involving PPL and its subsidiaries.

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

In 2005, the EPA finalized its CAIR requiring substantial reductions for sulfur dioxide and nitrogen oxides emissions in 28 midwestern and eastern states, including Pennsylvania.  In July 2008, the United States Court of Appeals for the D.C. Circuit (the U.S. Circuit Court) invalidated CAIR.  In December 2008, the U.S. Circuit Court remanded CAIR back to the EPA without vacating the rule.  As a result, CAIR was reinstated and there is once again a reduction requirement.  Pursuant to a separate rule finalized in 2005, the EPA also required mercury reductions nationwide.  However, a federal appeals court has negated the EPA mercury rule.  The EPA is now developing a mercury MACT standard.  Based on the federal appeals court action and restrictions on DEP's authority under Pennsylvania law, PPL challenged Pennsylvania's mercury regulations.  In January 2009, the Pennsylvania Commonwealth Court (Commonwealth Court) issued its ruling concluding that the Pennsylvania mercury rule was unlawful, invalid and unenforceable.  The Pennsylvania DEP has appealed this decision to the Pennsylvania Supreme Court and the Commonwealth Court decision has been automatically stayed.  PPL has filed an application to lift the stay.  PPL is evaluating its mercury control plans and what steps it needs to take at this time.

Global Climate Change

There is concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide.  This concern has led to increased federal legislative proposals, actions at regional, state or local levels, as well as litigation relating to greenhouse gas emissions, including an April 2007 U.S. Supreme Court decision holding that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  In addition, the Obama administration has reaffirmed its support for mandatory regulation of greenhouse gas emissions, including a cap-and-trade system.  President Obama's appointee for Administrator of the EPA has indicated that the EPA is moving forward with regulation of greenhouse gas emissions under the CAIR, though the exact form of such regulation remains unclear.  The EPA has also agreed, following this decision, to a remand of New Source Performance Standards (NSPS) applicable to stationary sources to reconsider its approach to including greenhouse gases under such rules.  If the EPA concludes greenhouse gases from motor vehicles pose an endangerment to public health or welfare, this could lead to regulation of stationary source carbon dioxide emissions.  The EPA might also proceed to regulate greenhouse gases from stationary sources directly under the NSPS or under the provisions of the Clean Air Act requiring Best Available Control Technology to prevent significant deterioration of air quality in areas currently in attainment of ambient air quality standards.  Also, increased pressure for carbon dioxide emissions reduction is being initiated by investor and environmental organizations and the international community.  In addition, a nuisance claim brought by a number of states against other large electric generating companies was dismissed by a federal district court in New York, but remains pending on appeal in the U.S. Court of Appeals for the Second Circuit.

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

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards, and could lead to requirements for cooling towers at new and modified power plants.  Another rule finalized in 2004 that addressed existing structures has been withdrawn following a January 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In April 2008, the U.S. Supreme Court granted the petitions for writs of certiorari filed by Utility Water Act Group, Public Service Enterprise Group, Inc. and Entergy Corporation, limited to one issue.  The issue is whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the "best technology available for minimizing adverse environmental impact" at cooling water intake structures.  The Supreme Court heard oral arguments in December 2008.  Depending on the outcome of the U.S. Supreme Court review and what changes the EPA makes to the rule in accordance with this decision and the other issues raised by the Second Circuit Court (that will not be reviewed by the U.S. Supreme Court), in addition to what actions the states may take on their own, these actions could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

Pursuant to the Surface Mining and Reclamation Act of 1977, the OSM has adopted effluent guidelines which are applicable to PPL subsidiaries as a result of their past coal mining and processing activities.  The EPA and the OSM limitations, guidelines and standards also are enforced through the issuance of NPDES permits.  In accordance with the provisions of the Clean Water Act and the Reclamation Act of 1977, the EPA and the OSM have authorized the states to implement the NPDES program.  Compliance with applicable water quality standards is assured by state imposition of NPDES permit conditions and requirements to address acid mine drainage.

Solid and Hazardous Waste

The provisions of Superfund authorize the EPA to require past and present owners of contaminated sites and generators of any hazardous substance found at a site to clean-up the site or pay the EPA or the state for the costs of cleanup.  The generators and past owners can be liable even if the generator contributed only a minute portion of the hazardous substances at the site.  Present owners can be liable even if they contributed no hazardous substances to the site.

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

Furthermore, the EPA and several states, including Montana, are considering establishing regulations under the Resource Conservation and Recovery Act that could impact the disposal and management of coal combustion products (CCPs), which include ash and scrubber wastes and other by-products.  The large ash release at a Tennessee Valley Authority site in Tennessee in December 2008 and subsequent widespread media coverage has significantly increased the likelihood of new federal regulatory requirements for CCPs.  PPL cannot predict at this time what impact, if any, such regulations would have on its operating facilities.

Certain federal and state statutes, including federal and state Superfund statutes, also impose liability on the responsible parties for the lost value of damaged natural resources.

Low-Level Radioactive Waste

Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state.  States may join in regional compacts to jointly fulfill their responsibilities.  The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact.  Efforts to develop a regional disposal facility in Pennsylvania were suspended by the Pennsylvania DEP in 1998.  The Commonwealth retains the legal authority and may be required to resume the siting process should it be necessary.  In 2008, low-level radioactive waste from the Susquehanna facility was sent to independently operated facilities in Barnwell, South Carolina, and Clive, Utah for disposal.  The Barnwell facility stopped receiving waste from most states, including Pennsylvania, in June 2008.  PPL will send most of its low-level radioactive waste to the Clive, Utah facility and the remainder will be stored at the Susquehanna storage facility.  In the event the Clive site closes or other emergent disposal options become unavailable or are no longer cost-effective, low-level radioactive waste will be stored on-site at Susquehanna, in a facility licensed for that purpose by the NRC.  PPL Susquehanna cannot predict the future availability of independently operated low-level waste disposal facilities or the cost of disposal at such facilities.  PPL believes that its licensed storage facility located at Susquehanna is sufficient for the foreseeable future to replace the portion of disposal capability at the Barnwell facility that will not be shifted to the Clive site.

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

See "Background - Supply Segment" for a discussion of PPL EnergyPlus's licenses in various states.  PPL EnergyPlus also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses.  In September 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates, from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.  PPL cannot predict whether or when NRC approval will be obtained.  See Note 9 to the Financial Statements for additional information.

In January 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's share would be 143 MW.  The first uprate for Unit 1, totaling 50 MW, was completed in May 2008.  The remaining total expected capacity increase is 109 MW, of which PPL Susquehanna's share would be 98 MW.  PPL Susquehanna's share of the expected capital cost for this project is $345 million and PPL expects to achieve the full capacity increase of 159 MW after the refueling outage in 2010 for Unit 1.

In October 2008, PPL Susquehanna submitted a COLA to the NRC for a new nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  The COLA was accepted for review by the NRC in December 2008.  See Note 9 to Financial Statements for additional information.

PPL Holtwood operates the Holtwood hydroelectric generating station pursuant to a license renewed by the FERC in 1980 and expiring in 2014.  PPL Holtwood operates the Wallenpaupack hydroelectric generating station pursuant to a license renewed by the FERC in 2005 and expiring in 2044.  PPL Holtwood also owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license that extends the operation of its hydroelectric generating station until 2030.  The total capacity of the Safe Harbor generating station is 425 MW, and PPL Holtwood is entitled by contract to one-third of the total capacity.

In December 2007, PPL asked the FERC for approval to expand its Holtwood plant by 125 MW.  In December 2008, PPL announced that it had withdrawn the application in light of current economic conditions, including the high cost of capital, and projections of future energy prices.  See Note 9 to the Financial Statements for additional information.

The 11 hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by the FERC.  These licenses expire periodically, and the generating facilities must be relicensed at such times.  The current FERC license for the Mystic facility expires in 2009 but has been extended, effective January 1, 2010, for an additional 40-year term.  The Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively; and the licenses for the nine Missouri-Madison facilities expire in 2040.

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

WPD is authorized by the U.K. government to provide electric distribution services within its concession areas and service territories, subject to certain conditions and obligations.  For instance, WPD is subject to governmental regulation of the prices it can charge and the quality of service it must provide, and WPD can be fined or have its licenses revoked if it does not meet the mandated standard of service.

WPD operates under distribution licenses granted, and price controls set, by Ofgem.  The price control formula that governs WPD's allowed revenue is normally determined every five years with the next review to be completed by the end of 2009, effective April 1, 2010.  Earnings in 2010 and beyond may be affected by this rate review.  WPD cannot predict the ultimate outcome of the rate review.

EMPLOYEE RELATIONS

As of December 31, 2008, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply
PPL Generation	2,669
PPL EnergyPlus	2,006	(a)
PPL Global (primarily WPD)	2,275
Total PPL Energy Supply	6,950
PPL Electric	2,222
PPL Services & Other	1,382
Total PPL	10,554

(a)	Includes union employees of mechanical contracting subsidiaries, whose numbers tend to fluctuate due to the nature of this business.

Approximately 5,000, or 60%, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing approximately 3,600 employees.  The other unions primarily represent employees of the mechanical contractors.  The bargaining agreement with the largest IBEW local was negotiated in May 2006 and expires in 2010.  This agreement covers approximately 3,250 employees.  The IBEW representing approximately 250 employees at the Montana Colstrip power plants are covered under a four-year labor agreement expiring in April 2012.  In January 2008, a four-year contract was renegotiated with the IBEW local of Montana that represents approximately 80 employees at the hydroelectric facilities and at the Corette plant that expires in April 2012.

Approximately 1,870, or 82%, of PPL's U.K. workforce are members of labor unions.  WPD recognizes five unions, the largest of which represents 37% of its union workforce.  WPD's Electricity Business Agreement covers approximately 1,820 employees; it may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side.

See Note 26 to the Financial Statements for a cost reduction initiative announced in February 2009, which resulted in the elimination of approximately 200 management and staff positions at PPL.

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

ITEM 1A. RISK FACTORS

PPL, PPL Energy Supply and PPL Electric face various risks associated with our businesses.  While we have identified below the risks we currently consider material, these risks are not the only risks that we face.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.  Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks.  In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

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

We purchase and sell electricity in wholesale markets under market-based tariffs authorized by the FERC throughout the U.S. and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations.  If we are unable to deliver firm capacity and electricity under these agreements, we could be required to pay damages.  These damages would generally be based on the difference between the market price to acquire replacement capacity or electricity and the contract price of any undelivered capacity or electricity.  Depending on price volatility in the wholesale electricity markets, such damages could be significant.  Extreme weather conditions, unplanned generation facility outages, environmental compliance costs, transmission disruptions, and other factors could affect our ability to meet our obligations, or cause significant increases in the market price of replacement capacity and electricity.

In addition, our power agreements typically include provisions requiring us to post collateral for the benefit of the counterparties if the market price of energy varies from the contract prices by certain thresholds.  At December 31, 2008, we posted $303 million of collateral, in the form of letters of credit, under these contracts.  Since 2006, we have increased our available liquidity facilities to $4.2 billion, to provide for these collateral obligations and to maintain our credit ratings.  These increases were needed, in significant part, to meet potential collateral requirements under these contracts and to support contracts that we expect to enter into as we seek to grow our wholesale energy business.  Although we currently believe that we have sufficient liquidity facilities to fulfill our potential collateral obligations under these contracts, we expect to continue to need to increase our credit facilities to support our hedging program and collateral requirements and for other purposes, and there is no certainty that such additional credit will be available when needed due to the continued financial downturn or other factors.

We also face credit risk that parties with whom we contract will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the time of contract.  Whenever feasible, we attempt to mitigate these risks by various means, including agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract price beyond certain thresholds.  However, there can be no assurance that we will avoid counterparty nonperformance, which could adversely impact our ability to fully meet our obligations to other parties, which could in turn subject us to claims for damages.

Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs to supply power, are impacted by changes in market prices for electricity, fuel, fuel transportation, emission allowances, renewable energy credits, electricity transmission and related congestion charges and other costs.  Unlike most commodities, the limited ability to store electric power requires that it must be consumed at the time of production.  As a result, wholesale market prices for electricity may fluctuate substantially over relatively short periods of time and can be unpredictable.  Among the factors that can influence such prices are:

•	demand for electricity and supplies of electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and the associated fuel transportation costs) and emission allowance expense for the generation resources used to meet the demand for electricity;
•	transmission capacity and service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the wholesale electricity market, as well as general credit worthiness of key participants in the market; and
•	weather conditions impacting demand for electricity or the facilities necessary to deliver electricity.

See Exhibit 99(a) for more information concerning the market fluctuations in wholesale energy, fuel and emission allowance prices over the past five years.  The volatility of these business factors has increased significantly with the current economic downturn.

Our risk management policy and programs relating to electricity and fuel prices, interest rates, foreign currency and counterparties, may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our energy-related, debt, foreign currency and counterparty credit positions.  We have implemented procedures to monitor compliance with our risk management policy and programs, including validation of transaction and market prices, verification of risk and transaction limits, sensitivity analyses and daily portfolio reporting of various risk management metrics.  Nonetheless, our risk management programs may not work as planned.  For instance, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management positions.  Similarly, interest rates or foreign currency exchange rates could change in significant ways that our risk management procedures were not designed to address.  The volatility of these business factors has increased significantly with the current economic downturn.  As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events result in greater losses or costs than our risk models predict or greater volatility in our earnings and financial position.

In addition, our trading, marketing and risk management activities are exposed to counterparty credit risk and market liquidity risk.  We have adopted a credit risk management policy and program to evaluate counterparty credit risk.  However, if counterparties fail to perform, which is more likely given the continued economic downturn, we may be forced to enter into alternative arrangements at then-current market prices.  In that event, our financial results are likely to be adversely affected.  Our market liquidity risk is discussed further below.

We do not always hedge against risks associated with electricity and fuel price volatility.

We attempt to mitigate risks associated with satisfying our contractual electricity sales arrangements by either reserving generation capacity to deliver electricity or purchasing the necessary financial or physical products and services through competitive markets to satisfy our net firm sales contracts.  We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to weather conditions, fuel requirements and other electricity-related commodities.  However, based on economic and other considerations, we may not hedge the entire exposure of our operations from commodity price volatility.  To the extent we do not hedge against commodity price volatility, our results of operations and financial position may be adversely affected.  The risks associated with our unhedged positions have increased significantly with the current economic and financial market downturn.

We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably.

Unlike our regulated delivery businesses, our energy supply business is not assured of any rate of return on our capital investments through a predetermined rate structure, and our revenues and results of operations are dependent on our ability to operate in a competitive environment.  An important focus of our supply business over the next several years will be the prudent execution of our marketing strategy based on then prevailing market conditions, but we may not be successful because of the intense competition that we face in the deregulated electricity markets.  Competition is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets, technological advances in power generation, the actions of regulatory authorities and other factors.  These competitive factors may negatively impact our ability to sell electricity and related products and services, as well as the prices that we may charge for such products and services, which could adversely affect our results of operations and our ability to grow our business.

Following the expiration of our existing power sales agreements, we currently expect to sell our available energy and capacity into the competitive wholesale markets through contracts of various durations.  Competition in the wholesale power markets will occur principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability.  We expect that the commencement of commercial operation of new electric facilities in the regional markets where we own or control generation capacity will continue to increase the competitiveness of the wholesale electricity market in those regions, which could have a material adverse effect on the prices we receive for electricity.

We also face competition in the wholesale markets for electricity capacity and ancillary services.  We primarily compete with other electricity suppliers based on our ability to aggregate supplies at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs.  We also compete against other energy marketers on the basis of relative financial condition and access to credit sources, and our competitors may have greater financial resources than we have.

Competitors in the wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate include regulated utilities, industrial companies, non-utility generators and unregulated subsidiaries of regulated utilities.  In the past, PUHCA significantly restricted mergers and acquisitions and other investments in the electric utility sector.  Entirely new competitors, including financial institutions, have entered the energy markets as a result of the repeal of PUHCA.  The repeal of PUHCA also may lead to consolidation in our industry, resulting in competitors with significantly greater financial resources than we have.

Disruptions in our fuel supplies could occur, which could adversely affect our ability to operate our generation facilities.

We purchase fuel from a number of suppliers.  Disruption in the delivery of fuel and other products consumed during the production of electricity (including lime, limestone, other chemicals), including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.

Despite federal and state deregulation initiatives, our supply business is still subject to extensive regulation, which may increase our costs, reduce our revenues, or prevent or delay operation of our facilities.

Our U.S. generation subsidiaries sell electricity into the wholesale market.  Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC.  The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices.  The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not workably competitive, that we possess market power or that we are not charging just and reasonable rates.  Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations.  See "FERC Market-Based Rate Authority" in Note 15 to the Financial Statements for information regarding recent court decisions that could impact the FERC's market-based rate authority program, and "PJM RPM Litigation" in Note 15 to the Financial Statements for information regarding FERC proceedings that could impact PJM's capacity pricing model.

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

Our ability to manage operational risk with respect to our generation plants is critical to our financial performance.  Operation of our power plants at expected capacity levels involves many risks, including the breakdown or failure of equipment or processes, accidents, labor disputes and fuel interruption.  In addition, weather and natural disasters can disrupt our generation plants.  Weather conditions also have a direct impact on the river flows required to operate our hydroelectric plants at expected capacity levels.  Depending on the timing and duration of both planned and unplanned complete or partial outages at our power plants (in particular, if such outages are during peak periods or during periods of, or caused by, severe weather), our revenues from energy sales could significantly decrease and our expenses significantly increase, and we could be required to purchase power at then-current market prices to satisfy our energy sales commitments or, in the alternative, pay penalties and damages for failure to satisfy them.  Many of our generating units are reaching mid-life, and we are faced with the potential for more frequent unplanned outages and the possibility of planned outages of longer duration to accommodate significant investments in major component replacements at these facilities.

We will selectively continue to pursue growth of generation capacity, which involves a number of uncertainties and may not achieve the desired financial results.

Although our generation expansion program has been substantially scaled back due to the current economic conditions, on a selective basis, we will continue to pursue expansion of our generation capacity over the next several years through power uprates at certain of our existing power plants, the potential construction of new power plants and the potential acquisition of existing plants.  Because of the current adverse conditions in the U.S. economy and financial markets, any undertaking to expand our generating capability will be rigorously scrutinized on an ongoing basis and will be subject to change.  Nevertheless, the acquisition, development and construction of additional generation capacity involves numerous risks.  Any planned power uprates could result in cost overruns, reduced plant efficiency and higher operating and other costs.  With respect to the construction of new plants or the acquisition of existing plants, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses in preparation for competitive bids that we may not win or before it can be established whether a project is feasible, economically attractive or capable of being financed.  The success of both a new project and a newly-acquired plant would likely be contingent upon, among other things, the negotiation of satisfactory fuel supply and power sales contracts, as well as acceptable financing conditions.  Our success in developing a new plant or expanding existing generation capacity would likely be contingent upon, among other things, negotiating satisfactory engineering and construction contracts, receipt of required and appropriate governmental approvals and satisfactory completion of construction.  If we were unable to complete construction or expansion of a facility, we would generally be unable to recover our investment in the project.  Furthermore, we might be unable to run any new or acquired plants as efficiently as projected, which could result in higher than projected operating and other costs and reduced earnings.

For example, as discussed in more detail in Note 9 to the Financial Statements, in October 2008, we filed a COLA with the NRC to construct a new nuclear unit which is technology specific.  We have made substantial COLA expenditures, but we have not yet committed to construction of this new nuclear unit as such construction is subject to numerous uncertainties.  In addition to the general uncertainties discussed above for our generation expansion plans, these uncertainties include NRC and other governmental approvals, potential public opposition, continuing NRC review of the Evolutionary Power Reactor technology involved, the cost and availability of acceptable financing, including under the DOE's loan guarantee and other governmental programs, acceptable arrangements with project partners and vendors, rating agency concerns, schedule delays, legislative and regulatory changes, competitive market structure and the prospect for cost recovery, among other factors.

Changes in technology may negatively impact the value of our power plants.

A basic premise of our business is that generating electricity at central power plants achieves economies of scale and produces electricity at a relatively low price.  There are alternate technologies to produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells.  Research and development activities are ongoing to seek improvements in alternate technologies.  It is possible that advances will reduce the cost of alternate methods of electricity production to a level that is equal to or below that of most central station production.  Also, as new technologies are developed and become available, the quantity and pattern of electricity usage (the "demand") by customers could decline, with a corresponding decline in revenues derived by generators.  In addition, the new presidential administration and the new U.S. Congress have voiced strong support for such alternative energy sources.  As a result of these factors, the value of our generation facilities could be significantly reduced.

On February 17, 2009, President Obama signed into law the $787 billion American Recovery and Reinvestment Act of 2009 (the "2009 Stimulus Act") to provide incentives and financial support to the U.S. economy.  Among other things, the 2009 Stimulus Act specifically provides a total of $58 billion to be available for energy-related initiatives, primarily $20 billion in renewable energy tax credits to encourage development of wind, solar and other renewable energy sources, and $32 billion for development of a "smart grid" in the U.S. (the term smart grid, generally, means computer-based and other enhancements to the electricity distribution and transmission system that will both (i) make consumption of electricity more efficient, thereby requiring lower generation and achieving corresponding reductions in greenhouse gas emissions, and (ii) better enable alternative sources of generated electricity, like that from solar and wind sources, to be introduced into the national and regional electricity grids in the U.S).  It is uncertain at this time to what extent these initiatives may impact our businesses, except that little impact is expected in the short term.  The 2009 Stimulus Act does not address issues related to nuclear generation or what action, if any, may be taken to increase the $18.5 billion in federal loans or guarantees to support construction of new nuclear facilities that was contained in the Energy Policy Act of 2005.  In addition, it does not appear that the 2009 Stimulus Act is intended to provide incentives for the development of "clean coal" technology.  Obama administration designees have stated that the administration favors "cap-and-trade" programs to control carbon emissions, but it is uncertain at the present time what effects such programs are likely to have on our businesses.

Marketing energy for the period after expiration of the PLR contracts poses other risks to the Supply segment.

The existing full requirements PLR contracts between PPL EnergyPlus and PPL Electric expire at the end of 2009.  In connection with PPL Electric's PUC-approved procurement plan for default electricity supply in 2010 for retail customers who do not choose an alternative competitive supplier, PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process and in July 2007, entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.  At this time, we cannot predict the extent to which PPL EnergyPlus will sell additional power to PPL Electric after 2009.  In anticipation of the expiration of the PLR contracts at the end of 2009, our energy marketing and trading operation continues to enter into other new supply contracts for the post-2009 period, including bilateral and load-following contracts with new counterparties at market prices.  The electricity supply obligations under these new contracts will be met by generation we own and electricity and other energy-related products purchased from other parties.  In connection with these activities, we hedge the future energy production capability of our generation facilities and the related fuel costs by buying and selling energy, capacity, fuel, transmission and other products in the wholesale energy markets and entering into various forms of financial and physical contracts to capture additional energy margins and generally manage risk.  These activities may cause volatility in future cash flows and results of operations.

Whether we decide to, or are able to, continue to enter into or renew long-term power sale, fuel purchase and fuel transportation agreements to mitigate market price and supply risk may affect our earnings.

As a result of the PLR contracts and certain other agreements, a substantial portion of our anticipated generation production and capacity value is currently committed through 2009 under power sales agreements of various terms that include fixed prices for electric power.  In addition, we are actively pursuing other load-following or full requirements contracts with other parties in energy market auctions and elsewhere.  In connection with such agreements, we have entered into longer-term fuel purchase and fuel transportation agreements that include fixed prices for a significant portion of our forecasted needs.  Whether we decide to, or are able to continue to enter into such agreements or renew existing agreements, the market conditions at that time, will affect our financial performance.  For instance, in the absence of long-term power sales agreements, we would sell the energy, capacity and other products from our facilities in the competitive wholesale power markets under contracts of shorter duration at then-current market prices.  Although the current forward prices for electricity are less than the prices available under some of our existing power sales agreements, this situation may not continue.  In addition, if we do not secure or maintain favorable fuel purchase and fuel transportation agreements for our power generation facilities, our fuel costs (and associated fuel transportation costs) could exceed the revenues we derive from our energy sales.  Given the volatility and potential for material differences between actual electricity prices and fuel and other costs, if we do not secure or maintain long-term electricity sales and fuel purchase and fuel transportation agreements, our margins will be subject to increased volatility and, depending on future electricity and fuel costs (and associated fuel transportation costs), our financial results may be materially adversely affected.

The PLR contracts do not provide for a specific level of supply and demand and actual activity significantly below or above our forecasts could adversely affect our energy margins.

PPL Electric is obligated to provide electricity supply to its PLR customers at predetermined capped rates through 2009 and has entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at the rates PPL Electric is entitled to charge its PLR customers to fulfill its PLR obligation.  If PPL Electric's customers obtain electricity from alternate suppliers, which they are entitled to do at any time, PPL EnergyPlus's sales of electricity under the PLR contracts could decrease.

Alternatively, demand that we satisfy pursuant to the PLR contracts could increase as a result of severe weather conditions, economic developments or other reasons over which we have no control.  We satisfy our electricity supply obligations through a portfolio approach of providing electricity from our generation assets, contractual relationships and market purchases.  At December 31, 2008, the PLR requirements required about 86% of the normal operating capacity of our existing Pennsylvania generation assets.  A significant increase in demand would adversely affect our energy margins because we are required under the terms of the PLR contracts to provide the energy necessary to fulfill increased demand at the capped rates, which we expect to remain below the wholesale prices at which we would have to purchase additional supply if needed or, if we had available capacity, the prices at which we could otherwise sell the additional supply.  Accordingly, any significant increase in demand could have a material adverse effect on our results of operations or financial position.

We have other load-following or full requirements contracts with other counterparties and are actively pursuing other similar contracts.  These contracts present the same general risks surrounding variability of demand as those noted above under the existing PLR contracts, which has been partially mitigated through our hedging activities.

If market deregulation is reversed, discontinued or delayed, our business prospects and financial condition could be materially adversely affected.

Some deregulated electricity markets have experienced supply problems and price volatility.  In some of these markets, state legislators, government agencies and other interested parties have made proposals to delay market restructuring, change the use of market-based pricing, re-regulate areas of these markets that have previously been deregulated or permit electricity delivery companies to construct or acquire generating facilities.  In certain states, elements and implications of the electricity market restructurings are being investigated by legislators and regulators or are the subject of ongoing litigation.  In addition, the ISOs that oversee the transmission systems in certain wholesale electricity markets have from time to time been authorized to impose price limitations and other mechanisms to address volatility in the power markets.  These types of price limitations and other mechanisms may reduce profits that our wholesale power marketing and trading business would have realized based on competitive market conditions absent such limitations and mechanisms.  Although we generally expect electricity markets to continue to be competitive, other proposals to re-regulate our industry may be made, and legislative or other action affecting the electric power restructuring process may cause the process to be delayed, discontinued or reversed in states in which we currently, or may in the future, operate.

At this time, there are various ongoing regulatory and legislative activities in Pennsylvania regarding PLR supply after 2009.  We cannot predict the final outcome of these regulatory and legislative activities or their ultimate impact on PPL and PPL Energy Supply, or PPL Electric.  For additional information on PLR issues after 2009, see "Conditions affecting PPL Electric's PLR supply after 2009 are currently uncertain" under the "Risks Related to Pennsylvania Delivery Segment" discussion.

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

Our business is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection.  To comply with existing and future environmental requirements and as a result of voluntary pollution control measures we may take, we have spent and expect to spend substantial amounts in the future on environmental control and compliance.

In order to comply with existing and recently-enacted federal environmental laws and regulations primarily governing air emissions from coal-fired plants, in 2005 PPL began a program to install scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxides with co-benefits for mercury emissions reduction).  The estimated cost to install this equipment is approximately $1.6 billion, of which $1.3 billion has already been spent.  The remaining unspent balance is included in the 2009 through 2013 capital budget.  The scrubbers at our Montour plant are now in service.  We are continuing with installation of scrubbers at our Brunner Island plant.  Delays in such installation could require us to purchase additional pollution control emission allowances at market prices or decrease the expected value of excess emission allowances that we could sell at market prices as a result of the scheduled installation of this equipment.  Such a delay also could require us to burn higher-cost, lower-sulfur coal at these facilities.  In addition, many states and environmental groups have challenged certain federal laws and regulations relating to air emissions as not being sufficiently strict.  As a result, it is possible that state and federal regulations will be developed that will impose more stringent restrictions than are currently in effect, which could require us to increase capital expenditures for pollution control equipment significantly.

We may not be able to obtain or maintain all environmental regulatory approvals necessary for our planned capital projects or which are otherwise necessary to our business.  If there is a delay in obtaining any required environmental regulatory approval or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be halted or subjected to additional costs.  Furthermore, at some of our older generating facilities it may be uneconomic for us to install necessary equipment, which could cause us to shut down those units.

There also is growing concern nationally and internationally about carbon dioxide and other greenhouse gas emissions (including concern about global warming).  Various legislative proposals are being considered in Congress, and several states already have passed legislation capping carbon dioxide emissions.  The new presidential administration has stated that it intends to make the control of air emissions, including the global warming issue, a major initiative.  This, combined with the changes in the U.S. Congress as a result of the last national election, may make the risks identified above more likely to occur.

For more information regarding environmental matters, including existing and proposed federal, state and local statutes, rules and regulations to which we are subject, see "Environmental Matters - Domestic" in Note 15 to the Financial Statements.

We are subject to the risks of nuclear generation, including the risk that our Susquehanna nuclear plant could become subject to revised security or safety requirements that would increase our capital and operating expenditures, and uncertainties associated with decommissioning our plant at the end of its licensed life.

Nuclear generation accounted for about 32% of our 2008 generation output.  The risks of nuclear generation generally include:

•	the potential harmful effects on the environment and human health from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
•	limitations on the amounts and types of insurance commercially available to cover losses and liabilities that might arise in connection with nuclear operations; and
•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The NRC has broad authority under federal law to impose licensing requirements, as well as security-related, safety-related, and employee-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, revised security or safety requirements promulgated by the NRC could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant.  In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows or financial condition.

Risks Related to International Delivery Segment

(PPL and PPL Energy Supply)

Our U.K. delivery business is also subject to risks with respect to rate regulation and operational performance.

Our U.K. delivery business is rate regulated and operates under an incentive-based regulatory framework.  In addition, its ability to manage operational risk is critical to its financial performance.  Accordingly, with the exception of those risks relating to energy supply, this business is subject to the same general risks as those described below under "Risks Related to Pennsylvania Delivery Segment."

Our U.K. delivery business exposes us to risks related to U.K. laws, taxes, economic conditions, fluctuations in foreign currency exchange rates, political and regulatory conditions and policies of the U.K. government.  These risks may reduce the results of operations from our U.K. delivery business.

The acquisition, financing, development and operation of projects in the U.K. entail significant financial risks including:

•	changes in foreign laws or regulations relating to foreign operations, including tax laws and regulations;
•	changes in U.S. laws related to foreign operations, including tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting the U.K.;
•	regulatory reviews of tariffs for distribution companies;
•	severe weather and natural disaster impacts on the electric sector and our assets;
•	changes in labor relations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
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

Our Pennsylvania delivery business is rate-regulated.  While such regulation is generally premised on the recovery of prudently incurred costs, including energy supply costs for customers, and a reasonable rate of return on invested capital, the rates that we may charge our delivery customers are subject to authorization of the applicable regulatory authorities.  Our Pennsylvania delivery business is subject to substantial capital expenditure requirements over the next several years, which will require rate increase requests to the regulators.  There is no guarantee that the rates authorized by regulators will match our actual costs or provide a particular return on invested capital at any given time.

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

We may be subject to higher transmission costs and other risks as a result of PJM's regional transmission expansion plan (RTEP) process.

PJM and the FERC have the authority to require upgrades or expansion of the regional transmission grid, which can result in substantial expenditures for transmission owners.  As discussed in Note 9 to the Financial Statements, we will make substantial expenditures to construct the Susquehanna-Roseland transmission line that PJM has determined is necessary for the reliability of the regional transmission grid.  Although the FERC has granted our request for incentive rate treatment of such facilities we cannot predict the date when these facilities will be in service or whether delays may occur due to public opposition and other factors.  Delays could result in significant cost increases for these facilities and decreased reliability of the regional transmission grid.  As a result, we cannot predict the ultimate financial or operational impact of this project or other RTEP projects on PPL Electric.

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

In order to mitigate the risk that we will not be able to obtain adequate energy supply through 2009 at the predetermined capped rates we may charge our PLR customers, we have entered into PUC-approved, full requirements energy supply agreements with PPL EnergyPlus at these capped rates.  Under one of the PLR contracts, we are required to make performance assurance deposits to PPL EnergyPlus when the market price of electricity is less than the contract price by more than our contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits to us when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  Over the past few years, market prices for electricity have exceeded the contract price, and we estimated that, at December 31, 2008, the fair value of the PLR contract was approximately $917 million.  Accordingly, at December 31, 2008, PPL EnergyPlus was required to provide us performance assurance of $300 million, the maximum amount required under the contract.  If PPL EnergyPlus is unable to satisfy its energy supply obligations to us under the PLR contracts, we would be required to obtain energy supply in the wholesale market at then-current market rates to meet our PLR obligation.  While the Customer Choice Act provides generally for PLR costs to be borne by customers, it is not clear whether we would be able to pass on to our customers any costs of this replacement energy supply that exceed the predetermined capped rates.

Conditions affecting PPL Electric's PLR supply after 2009 are currently uncertain.

Uncertainty driven by potential changes in the regulatory treatment of PPL Electric's PLR obligation after 2009 when its full requirements contracts with PPL EnergyPlus expire presents a risk for the electricity delivery business.  The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC. In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007 through 2009 for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric has contracted for two-thirds of the 2010 default electricity supply it expects to need for residential and small commercial and industrial customers.  The PUC has approved a plan filed by PPL Electric under which the Company's residential and small commercial and industrial customers, beginning in 2008, could begin to pay in advance to smooth the impact of price increases when generation rate caps expire in 2010.  In February 2009, PPL Electric asked the PUC for permission to offer customers a second option for reducing the potential initial impact of higher electricity prices resulting from expiration of the generation rate caps.  If approved by the PUC, this option would enable eligible residential and eligible small-business customers to defer payment of any increase greater than 25% in their 2010 electric bills.  The 25% will be calculated on an average rate schedule usage basis, and will be based on a comparison of currently estimated 2009 bills to currently estimated 2010 bills.  In addition, in September 2007, PUC regulations became effective requiring Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  In 2008, PPL Electric filed for PUC approval of its 2011 through May 2014 supply procurement plan under these regulations.  PPL Electric subsequently amended the termination date of the plan to 2013, consistent with provisions of Act 129, discussed below.

In addition to this regulatory activity, in June 2008, the Pennsylvania General Assembly (General Assembly) passed, and the Governor signed, a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects to be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.  In October 2008 the General Assembly passed and the Governor signed into law Act 129.  The law creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.  The law also requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  Utilities not meeting the requirements of Act 129 are subject to significant penalties.  Although we expect to meet these requirements, numerous factors outside of our control could prevent compliance with these requirements and result in penalties on us.

The Pennsylvania Governor recently publicly stated that he expects some form of rate mitigation to be passed by the state legislature.  We have continued to work with elected officials and regulators on constructive ways to achieve rate mitigation.  However, in the last legislative session, certain Pennsylvania legislators introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods, which in PPL Electric's case is December 31, 2009.  PPL and PPL Electric have expressed strong concern regarding the severe potential consequences of such rate caps or legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  It is possible that similar legislation could be reintroduced.  If such legislation were introduced and ultimately enacted, PPL Electric could face severe financial consequences including operating losses and significant cash flow shortfalls.  In addition, continuing uncertainty regarding PPL Electric's ability to recover its market supply and other costs of operating its business after 2009 could adversely affect its credit quality, financing costs and availability of credit facilities necessary to operate its business.

Whether we decide to, or are able to, continue to enter into power purchase contracts to mitigate market price and delivery risk, and our ability to recover costs associated with such contracts, may affect our earnings.

In order to mitigate the risk that we will not be able to obtain adequate energy supply after 2009 when our full requirements energy supply agreements with PPL EnergyPlus expire, we have entered into power purchase agreements that include fixed prices.  Whether we decide or are able to continue to enter into such agreements, and the market conditions at that time, will affect our financial performance.  For instance, in the absence of power purchase agreements, we would purchase energy, capacity and other products in the competitive wholesale power markets at then-current market prices.  The current forward prices for electricity exceed the prices available under some of our current power sales agreements, and our financial performance will be affected by our ability to enter into new supply contracts, the duration and pricing of such contracts relative to prevailing market conditions, and the regulatory treatment for such contracts and the associated recovery of our supply costs.  Depending on these factors, our financial results may be materially adversely affected.

Other Risks Related to All Segments

(PPL, PPL Energy Supply and PPL Electric)

The current economic and financial market downturn could continue to adversely affect our financial condition and results of operations.

Our business has been impacted by the current recession in the U.S. and related market factors, along with the economic downturn world-wide.  The breadth and depth of these negative economic conditions have had a wide-ranging impact on the U.S. and international business environment, including our business, and the adverse effects on our financial condition and results of operations may continue.  As a result of the economic downturn, economic activity has declined significantly, along with demand for electric power.  This reduced demand will continue to impact the key domestic wholesale energy markets we serve (such as PJM) and our Pennsylvania and U.K. delivery businesses, especially industrial customer demand.  The combination of lower demand for power and decreased natural gas prices has put downward price pressure on the wholesale energy market in general, further impacting our energy marketing results.  In general, market volatility in energy and fuel prices is expected to continue, decreasing the predictability regarding our unhedged future energy margins, liquidity and general financial condition.

Our businesses are heavily dependent on credit and capital for, among other things, funding our need for collateral to support hedging in our energy marketing business.  Global bank credit capacity has been reduced dramatically and the cost of renewing or establishing new credit facilities has increased significantly.  New bank credit facilities generally are being restricted to less than one-year terms, thereby introducing uncertainties as to businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

In addition, although we have reduced our planned capital expenditures, we still have substantial financing requirements over the next several years.  We expect to have adequate access to needed credit and capital for these purposes; however, our financing costs are expected to increase and the continued financial market downturn could adversely affect our financial condition and liquidity.

The current economic and financial market downturn is expected to continue to adversely impact numerous other factors in our business operations discussed elsewhere in this Risk Factor section.

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

We continually review potential acquisitions and development projects and may enter into significant acquisition agreements or development commitments in the future.  An acquisition agreement or development commitment may require access to substantial capital from outside sources on acceptable terms.  We also may need external financing to fund capital expenditures, including capital expenditures necessary to comply with environmental regulations or other regulatory requirements.  Our ability to arrange financing and our cost of capital are dependent on numerous factors, including general economic conditions, credit availability and our financial performance.  Arranging such financing is difficult as a result of the current financial market downturn.  The inability to obtain sufficient financing on terms that are acceptable to us could adversely affect our ability to pursue acquisition and development opportunities and fund capital expenditures.

A downgrade in our credit ratings could negatively affect our ability to access capital and increase the cost of maintaining our credit facilities and any new debt.

Our current credit ratings by Moody's, Fitch and S&P, including a January 2009 review by S&P that resulted in a negative outlook for us, are listed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources."  While we do not expect these ratings to limit our ability to fund short-term liquidity needs and/or access any new long-term debt, any ratings downgrades could increase our short-term borrowing costs and negatively affect our ability to fund our short-term liquidity needs and access new long-term debt.

Significant increases in our operation and maintenance expenses, including health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting, and reducing where possible, our operation and maintenance expenses.  However, we expect to continue to face increased cost pressures in our operations. The cost of materials and labor result from general inflation, increased nationwide plant construction and other factors.  In addition, pursuant to collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to current employees and retirees covered by the contracts.  We provide a similar level of benefits to our management employees.  These benefits give rise to significant expenses.  Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in recent years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to take to require employees and retirees to bear a higher portion of the costs of their health care benefits.  In addition, we expect to continue to incur significant costs with respect to the defined benefit pension plans for our employees and retirees.  The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control.  These assumptions include investment returns, interest rates, health care cost trends, benefit improvements, salary increases and the demographics of plan participants.  For example, our projected pension costs have increased significantly as a result of the decreased investment returns and interest rates due to the economic downturn in the U.S. and world-wide.  If our assumptions prove to be inaccurate, our future costs could increase significantly.

There is a risk that we may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired.  While no goodwill impairments were recorded based on our annual review in the fourth quarter of 2008, we are unable to predict whether any impairment charges may be necessary in the future.

We also review our long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.  During 2008, PPL recorded an impairment charge related to a cancelled hydroelectric expansion project and certain emission allowances and recorded an additional impairment charge related to its natural gas distribution and propane businesses that were sold in October.  During 2007, PPL impaired certain transmission rights, certain domestic telecommunications assets, certain assets of the natural gas distribution and propane businesses, and the net assets of our Bolivian businesses prior to their sale in July 2007.  During 2006, PPL recorded a loss on the sale of our interest in the Griffith plant and fully impaired our synfuel-related assets.  See Notes 9, 10 and 15 to the Financial Statements.  We are unable to predict whether impairment charges, or other losses on sales of other assets or businesses, may occur in future years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 2. PROPERTIES

Supply Segment

PPL Energy Supply's system capacity (winter rating) at December 31, 2008, was:

Plant	Total MW Capacity (a)	% Ownership	PPL Energy Supply's Ownership or Lease Interest in MW		Primary Fuel

Pennsylvania
Susquehanna	2,405	90.00	2,165		Nuclear
Montour	1,555	100.00	1,555	(b)	Coal
Brunner Island	1,513	100.00	1,513	(b)	Coal
Martins Creek	1,687	100.00	1,687		Natural Gas/Oil
Keystone	1,719	12.34	212		Coal
Conemaugh	1,722	16.25	280		Coal
Ironwood (c)	759	100.00	759		Natural Gas
Lower Mt. Bethel	617	100.00	617		Natural Gas
Combustion turbines	462	100.00	462		Natural Gas/Oil
Hydroelectric	173	100.00	173		Hydro
Other (c)	220	100.00	220		Various
Safe Harbor Water Power Corp.	425	33.33	142		Hydro
	13,257		9,785
Montana
Colstrip Units 1 & 2	614	50.00	307		Coal
Colstrip Unit 3	740	30.00	222		Coal
Corette	154	100.00	154		Coal
Hydroelectric	604	100.00	604		Hydro
	2,112		1,287
Connecticut
Wallingford	252	100.00	252		Natural Gas

New Jersey
Other	2	100.00	2		Landfill Gas

New York
Shoreham and Edgewood	159	100.00		(d)	Natural Gas/Oil

Illinois
University Park	574	100.00	574		Natural Gas

Maine
Wyman Unit 4	610	8.33	51		Oil
Hydroelectric	56	50.00-100.00	51		Hydro
	666		102
Total System Capacity	17,022		12,002

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.

(b)	PPL Energy Supply expects a reduction of up to 30 MW in net generation capability due to the estimated increase in station service usage during the scrubber operation.
(c)	Facilities not owned by PPL Energy Supply, but there is a tolling agreement or power purchase agreement in place.
(d)	Facilities owned by PPL Energy Supply, but there are tolling agreements in place for 100% of the output.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  At December 31, 2008, PPL Generation planned to implement the following incremental capacity increases.

Project	Primary Fuel	Total MW Capacity (a)	PPL Energy Supply Ownership or Lease Interest in MW		Expected In-Service Date (b)

Pennsylvania
Susquehanna (c)	Nuclear	109	98	(90%)	2009 - 2010
Brunner Island (d)	Coal	11	11	(100%)	2009
Shippensburg (e)	Landfill gas	6	6	(100%)	2009
Northern Tier (e)	Landfill gas	2	2	(100%)	2009
Maine
Orono (f)	Hydro	3	3	(100%)	2009
Montana
Great Falls (g)	Hydro	28	28	(100%)	2012
Total		159	148

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals, permits and other contingencies.
(c)
This project involves the extended upgrade of Units 1 and 2 and is being implemented in two uprates per unit, the first increase being an average of 50 MW per unit.  The first uprate for Unit 1 occurred in 2008.  The second uprate is planned to occur in 2010.  Both uprates for Unit 2 are planned in 2009.

(d)	This project involves turbine upgrades to Unit 2.
(e)	These projects involve startup of new landfill gas plants.
(f)	This project includes the rehabilitation of the powerhouse and replacement of the penstock.
(g)	This project involves reconstruction of a powerhouse.

Pennsylvania Delivery Segment

For a description of PPL Electric's service territory, see "Item 1. Business - Background."  At December 31, 2008, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners.  PPL Electric's system included 367 substations with a total capacity of 30 million kVA, 33,011 circuit miles of overhead lines and 7,227 cable miles of underground conductors.  All of PPL Electric's facilities are located in Pennsylvania.  Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of PPL Electric's 2001 Senior Secured Bond Indenture.

See Note 9 to the Financial Statements for information on the construction of a new transmission line.

International Delivery Segment

For a description of WPD's service territory, see "Item 1. Business - Background."  WPD has a 100% ownership interest in electricity distribution companies headquartered in Bristol, England that serve approximately 2.6 million delivery customers in the U.K.  In 2008, electricity distributed totaled 27,724 GWh based on operating revenues recorded by WPD.  WPD's distribution system in the U.K. includes 646 substations with a total capacity of 24,752 MVA, 28,913 miles of overhead lines and 23,625 cable miles of underground conductors.

 ITEM 3. LEGAL PROCEEDINGS

See Note 15 to the Financial Statements for information regarding legal, regulatory and environmental proceedings and matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

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

Listed below are the executive officers at December 31, 2008.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

James H. Miller	60	Chairman, President and Chief Executive Officer	October 2006 - present
		President	June 2006 - September 2006
		President and Chief Operating Officer	August 2005 - June 2006
		Executive Vice President and Chief Operating Officer	September 2004 - July 2005
		Executive Vice President	January 2004 - August 2004
		President-PPL Generation	February 2001 - August 2004

William H. Spence (a)	51	Executive Vice President and Chief Operating Officer	June 2006 - present
		President-PPL Generation	June 2008 - present
		Senior Vice President-Pepco Holdings, Inc.	August 2002 - June 2006
		Senior Vice President-Conectiv Holdings	September 2000 - June 2006

Paul A. Farr	41	Executive Vice President and Chief Financial Officer	April 2007 - present
		Senior Vice President-Financial	January 2006 - March 2007
		Senior Vice President-Financial and Controller	August 2005 - January 2006
		Vice President and Controller	August 2004 - July 2005
		Senior Vice President-PPL Global	January 2004 - August 2004
		Vice President-International Operations-PPL Global	June 2002 - January 2004

Robert J. Grey	58	Senior Vice President, General Counsel and Secretary	March 1996 - present

Paul T. Champagne (b)(c)	50	President-PPL Development Company, LLC	February 2008 - December 2008
		President-PPL Energy Services Group, LLC	July 2006 - June 2008
		President-PPL EnergyPlus	October 2001 - June 2006

Robert D. Gabbard (b)(d)	49	President-PPL EnergyPlus	June 2008 - present
		Senior Vice President-Trading-PPL EnergyPlus	June 2008 - June 2008
		Senior Vice President Merchant Trading Operations-Conectiv Energy	June 2005 - May 2008
		Vice President and General Manager Power Trading-Conectiv Energy	April 1998 - June 2005

Rick L. Klingensmith (b)(e)	48	President-PPL Global	August 2004 - present
		President-PPL Energy Services Group, LLC	June 2008 - present
		Vice President-Finance-PPL Global	August 2000 - August 2004

David G. DeCampli (b)	51	President-PPL Electric	April 2007 - present
		Senior Vice President-Transmission and Distribution Engineering and Operations-PPL Electric	December 2006 - April 2007
		Vice President-Asset Investment Strategy and Development-Exelon Energy Delivery-Exelon Corp.	April 2004 - December 2006
		Vice President and Chief Integration Officer-Exelon Energy Delivery-Exelon Corp.	June 2003 - March 2004

James E. Abel	57	Vice President-Finance and Treasurer	June 1999 - present

J. Matt Simmons, Jr.	43	Vice President and Controller	January 2006 - present
		Vice President-Finance and Controller-Duke Energy Americas	October 2003 - January 2006

(a)	On May 31, 2008, Bryce L. Shriver resigned as President of PPL Generation, LLC, at which time Mr. Spence was elected as President effective June 1, 2008.
(b)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.
(c)	On December 31, 2008, Paul T. Champagne resigned as President of PPL Development Company, LLC, at which time Mr. Spence was elected as President effective January 1, 2009.
(d)	On June 27, 2008, Clarence J. Hopf, Jr. resigned as President of PPL EnergyPlus, LLC, at which time Mr. Gabbard was elected as President effective June 30, 2008.
(e)	On June 16, 2008, Paul T. Champagne resigned as President of PPL Energy Services Group, LLC, at which time Mr. Klingensmith was elected as President effective June 19, 2008.

PPL Electric Utilities Corporation

Name	Age	Positions Held During the Past Five Years	Dates

David G. DeCampli	51	President	April 2007 - present
		Senior Vice President-Transmission and Distribution Engineering and Operations	December 2006 - April 2007
		Vice President-Asset Investment Strategy and Development-Exelon Energy Delivery-Exelon Corp.	April 2004 - December 2006
		Vice President and Chief Integration Officer-Exelon Energy Delivery-Exelon Corp.	June 2003 - March 2004

James E. Abel	57	Treasurer	July 2000 - present

J. Matt Simmons, Jr.	43	Vice President and Controller	January 2006 - present
		Vice President-Finance and Controller-Duke Energy Americas	October 2003 - January 2006

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

Issuer Purchases of Equity Securities during the Fourth Quarter of 2008:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 to October 31, 2008	24,348	$37.84		$57,495
November 1 to November 30, 2008				$57,495
December 1 to December 31, 2008				$57,495
Total	24,348	$37.84		$57,495

(1)
Represents shares of common stock withheld by PPL at the request of its executive officers to pay taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's ICP and ICPKE.

(2)	In June 2007, PPL announced a program to repurchase from time to time up to $750 million of its common stock in open market purchases, pre-arranged trading plans or privately negotiated transactions.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests.  PPL Energy Funding, a direct wholly-owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests.  Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers.  PPL Energy Supply made cash distributions to PPL Energy Funding of $750 million in 2008 and $1.5 billion in 2007.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares.  Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors.  PPL Electric paid common stock dividends to PPL of $98 million in 2008 and $119 million in 2007.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC

Item 6 is omitted as PPL Energy Supply meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a)(b)	2008	2007	2006	2005	2004
Income Items - millions
Operating revenues (c)	$8,044	$6,498	$6,131	$5,539	$5,195
Operating income (c)	1,819	1,683	1,509	1,273	1,332
Income from continuing operations (c)	922	1,013	839	693	679
Net income	930	1,288	865	678	698
Balance Sheet Items - millions (d)
Property, plant and equipment - net (e)	12,416	12,605	12,069	10,916	11,149
Recoverable transition costs	281	574	884	1,165	1,431
Total assets	21,405	19,972	19,747	17,926	17,733
Long-term debt (e)	7,838	7,568	7,746	7,081	7,658
Long-term debt with affiliate trusts			89	89	89
Preferred securities of a subsidiary	301	301	301	51	51
Common equity	5,077	5,556	5,122	4,418	4,239
Short-term debt	679	92	42	214	42
Total capital provided by investors (e)	13,895	13,517	13,300	11,853	12,079
Capital lease obligations			10	11	11
Financial Ratios
Return on average common equity - %	16.88	24.47	17.81	15.65	18.14
Embedded cost rates (d)
Long-term debt - %	6.25	6.29	6.37	6.60	6.67
Preferred securities - %	6.18	6.18	6.18	5.14	5.14
Times interest earned before income taxes	3.68	3.46	3.39	2.71	2.79
Ratio of earnings to fixed charges - total enterprise basis (f)	3.3	3.0	2.9	2.4	2.5
Common Stock Data
Number of shares outstanding - Basic - thousands
Year-end	374,581	373,271	385,039	380,145	378,143
Average	373,626	380,563	380,754	379,132	368,456
Number of shareowners of record (d)	73,530	76,354	77,762	79,198	81,175
Income from continuing operations - Basic EPS (c)	$2.47	$2.66	$2.20	$1.83	$1.84
Income from continuing operations - Diluted EPS (c)	$2.45	$2.63	$2.17	$1.81	$1.83
Net income - Basic EPS	$2.49	$3.39	$2.27	$1.79	$1.89
Net income - Diluted EPS	$2.47	$3.35	$2.24	$1.77	$1.89
Dividends declared per share	$1.34	$1.22	$1.10	$0.96	$0.82
Book value per share (d)	$13.55	$14.88	$13.30	$11.62	$11.21
Market price per share (d)	$30.69	$52.09	$35.84	$29.40	$26.64
Dividend payout ratio - % (g)	54	36	49	54	44
Dividend yield - % (h)	4.37	2.34	3.07	3.27	3.08
Price earnings ratio (g) (h)	12.43	15.55	16.00	16.61	14.10
Sales Data - millions of kWh
Domestic - Electric energy supplied - retail	40,374	40,074	38,810	39,413	37,673
Domestic - Electric energy supplied - wholesale	42,712	33,515	30,427	31,530	35,140
Domestic - Electric energy delivered	38,058	37,950	36,683	37,358	35,906
International - Electric energy delivered (i)	27,724	31,652	33,352	33,146	32,846

(a)
The earnings each year were affected by several special items that management considers significant.  See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of special items in 2008, 2007 and 2006.

(b)	See "Item 1A. Risk Factors" and Note 15 to the Financial Statements for uncertainties that could affect PPL's future financial condition.
(c)
Data for certain years are reclassified to conform to the current presentation, which includes the classification of the Latin American businesses and PPL's natural gas distribution and propane businesses as discontinued operations.  See Note 10 to the Financial Statements for additional information.

(d)	As of each respective year-end.
(e)
The year 2007 excludes amounts related to PPL's natural gas distribution and propane businesses that had been classified as held for sale at December 31, 2007.  See Note 10 to the Financial Statements for additional information.

(f)
Computed using earnings and fixed charges of PPL and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, amortization of debt discount, expense and premium - net, other interest charges, the estimated interest component of operating rentals and preferred securities distributions of subsidiaries.

(g)	Based on diluted EPS.
(h)	Based on year-end market prices.
(i)	Years 2007 and earlier include the deliveries associated with the Latin American businesses, until the dates of their sale in 2007.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Electric Utilities Corporation (a)(b)	2008	2007	2006	2005	2004
Income Items - millions
Operating revenues	$3,401	$3,410	$3,259	$3,163	$2,847
Operating income	375	350	418	377	259
Net income	176	163	194	147	76
Income available to PPL	158	145	180	145	74
Balance Sheet Items - millions (c)
Property, plant and equipment - net	3,152	3,021	2,880	2,716	2,657
Recoverable transition costs	281	574	884	1,165	1,431
Total assets	5,416	4,986	5,315	5,537	5,526
Long-term debt	1,769	1,674	1,978	2,411	2,544
Shareowner's equity	1,646	1,586	1,559	1,375	1,323
Short-term debt	95	41	42	42	42
Total capital provided by investors	3,510	3,301	3,579	3,828	3,909
Financial Ratios
Return on average common equity - %	12.00	11.35	14.33	11.20	5.95
Embedded cost rates (c)
Long-term debt - %	6.36	6.01	6.46	6.56	6.86
Preferred securities - %	6.18	6.18	6.18	5.14	5.14
Times interest earned before income taxes	3.45	2.77	2.96	2.19	1.45
Ratio of earnings to fixed charges (d)	3.4	2.7	2.9	2.1	1.4
Ratio of earnings to combined fixed charges and preferred stock dividends (e)	2.7	2.3	2.5	2.1	1.4
Sales Data
Customers (thousands) (c)	1,394	1,387	1,377	1,365	1,351
Electric energy delivered - millions of kWh
Residential	14,419	14,411	13,714	14,218	13,441
Commercial	13,942	13,801	13,174	13,196	12,610
Industrial	9,508	9,547	9,638	9,777	9,620
Other	189	191	157	167	163

Retail electric sales	38,058	37,950	36,683	37,358	35,834
Wholesale electric sales (f)					72

Total electric energy delivered	38,058	37,950	36,683	37,358	35,906

Electric energy supplied as a PLR - millions of kWh	38,043	37,919	36,577	36,917	34,841

(a)
Earnings for the years 2007, 2006 and 2005 were affected by several special items that management considers significant.  See "Earnings" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of special items in 2007 and 2006.

(b)	See "Item 1A. Risk Factors" and Note 15 to the Financial Statements for uncertainties that could affect PPL Electric's future financial condition.
(c)	As of each respective year-end.
(d)
Computed using earnings and fixed charges of PPL Electric and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, other interest charges, amortization of debt discount, expense and premium - net, and the estimated interest component of operating rentals.

(e)
Computed using earnings and fixed charges of PPL Electric and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, other interest charges, amortization of debt discount, expense and premium - net, the estimated interest component of operating rentals and preferred stock dividend requirements.

(f)	The contracts for wholesale sales to municipalities expired in January 2004.

PPL CORPORATION
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA.  Please refer to "Item 1. Business - Background" for descriptions of PPL's reportable segments, which are Supply, International Delivery and Pennsylvania Delivery.  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania and the U.K.  PPL's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in its regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations.  More specifically, PPL's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL's strategy for its electricity delivery businesses is to own and operate these businesses at the most efficient cost while maintaining high quality customer service and reliability.

PPL faces several risks in its generation business, principally electricity and capacity wholesale price risk, fuel supply and price risk, power plant performance, evolving regulatory frameworks and counterparty credit risk.  PPL attempts to manage these risks through various means.  For instance, PPL operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics.  PPL expects to expand its generation capacity over the next several years through power uprates at certain of its existing power plants, and is continually evaluating the potential construction of new plants and the potential acquisition of existing plants or businesses.  PPL is and will continue to remain focused on the operating efficiency and availability of its existing and any newly constructed or acquired power plants.  In addition, PPL has executed and continues to pursue contracts of varying lengths for energy sales and fuel supply, while using other means to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL sells it.  PPL's future profitability will be affected by whether PPL decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and prevailing market conditions.  Currently, PPL's commitments for energy sales are satisfied through its own generation assets and supply purchased from third parties.  PPL markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions.

PPL has adopted risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

The principal challenge that PPL faces in its electricity delivery businesses is to maintain high quality customer service and reliability in a cost-effective manner.  PPL's electricity delivery businesses are rate-regulated.  Accordingly, these businesses are subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through customer rates.  In particular, uncertainty driven by potential changes in the regulatory treatment of PPL Electric's PLR obligation after 2009, when its full requirements supply contracts with PPL EnergyPlus expire, presents a risk for the Pennsylvania electricity delivery business.  The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity supply and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC.  As discussed in more detail in Note 15 to the Financial Statements, there are a number of ongoing regulatory and legislative activities that may affect PPL Electric's recovery of supply costs after 2009.  In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007 through 2009 for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric has contracted for two-thirds of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  In August 2008, the PUC approved a plan proposed by PPL Electric, under which its residential and small commercial customers, beginning in 2008, could begin to pay in advance to smooth the impact of price increases when generation rate caps expire in 2010.  Approximately 10% of PPL Electric's customers are participating in the plan.  In February 2009, PPL Electric asked the PUC for permission to offer customers a second option for reducing the potential initial impact of higher electricity prices resulting from expiration of the generation rate caps.  If approved by the PUC, this option would enable eligible residential and eligible small-business customers to defer payment of any increase greater than 25% in their 2010 electric bills.  The 25% will be calculated on an average rate schedule usage basis, and will be based on a comparison of currently estimated 2009 bills to currently estimated 2010 bills.  In September 2007, the PUC regulations became effective regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  In August 2008, PPL Electric filed for PUC approval of its post-2010 supply procurement plan under these regulations.  In addition to this regulatory activity, in October 2008, the legislature passed and the Pennsylvania Governor signed a bill that, among other things:  (i) requires electric utilities to meet specified goals for reduction in use and peak demand; (ii) establishes procedures and standards for the purchase of PLR supply; and (iii) requires utilities to install smart metering technology and offer time-of-use rates.  Utilities must file with the PUC by July 1, 2009, for approval of plans to meet the conservation and demand side requirements of the legislation.  The Governor recently publicly stated that he expects some form of rate mitigation to be passed by the state legislature.  In addition, in the last legislative session, certain Pennsylvania legislators introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods, which in PPL Electric's case is December 31, 2009.  It is possible that similar legislation could be reintroduced.  If such legislation were introduced and ultimately enacted, PPL Electric could experience substantial operating losses, cash flow shortfalls and other adverse financial impacts.  In addition to the activities discussed above relating to PPL Electric's PLR obligations, PPL Electric is engaged in three other major regulatory proceedings.  First, in April 2008, the FERC granted PPL Electric's request for incentive rate treatment for the Susquehanna-Roseland 500 kV Transmission Line.  Those incentives are:  (i) a 1.25% increase to the return on equity previously approved for the project, (ii) inclusion of construction work in progress in rate base, and (iii) recovery of all costs if the line is abandoned.  In addition, FERC granted PPL Electric a 0.5% increase to the return on equity previously approved for its continuing membership in PJM.  Second, in August 2008, PPL Electric requested permission from FERC to replace its stated rates for transmission service with a formula rate.  In October 2008, FERC permitted PPL Electric's proposed formula rate to go into effect, subject to refund.  The matter is in settlement discussions before an administrative law judge.  Third, in January 2009, PPL Electric filed its application with the PUC requesting permission to site and construct the Susquehanna-Roseland line.  PUC review is expected to take approximately one year.

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

See "Item 1A. Risk Factors" for more information concerning these and other material risks PPL faces in its businesses.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above.  Specifically:

•
"Results of Operations" provides an overview of PPL's operating results in 2008, 2007 and 2006, including a review of earnings, with details of results by reportable segment.  It also provides a brief outlook for 2009.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact PPL's past and future liquidity position and financial condition.  This subsection also includes a listing and discussion of PPL's current credit ratings.

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

Market Events

The continued downturn in the financial markets has increased the complexity of managing credit risk, responding to liquidity needs, measuring derivatives and other financial instruments at fair value, and managing market price risk.  Global bank credit capacity has been reduced dramatically and the cost of renewing or establishing new credit facilities has increased significantly.  New bank credit facilities generally are being restricted to less than one-year terms, thereby introducing uncertainties as to businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Commodity Price Risk

The volatility of wholesale energy prices due to the continued financial downturn significantly impacted PPL's earnings in 2008.  See "Statement of Income Analysis - Domestic Gross Energy Margins - Domestic Gross Energy Margins By Region" for further discussion.

Credit risk

Credit risk is the risk that PPL would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures to limit counterparty credit risk.  The continued volatility and downturn in financial and commodity markets during 2008 have generally increased PPL's exposure to credit risk.  See Note 19 to the Financial Statements for additional information about credit concentration and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" for more information on credit risk.

Liquidity Issues

The continued downturn in financial markets has generally made obtaining new sources of bank and capital markets funding more difficult and costly.  During this challenging period, PPL expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  In 2009, subject to market conditions, PPL plans to issue up to $300 million in long-term debt securities and to remarket to unaffiliated investors $150 million of tax-exempt bonds that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and for which a subsidiary of PPL Energy Supply acted as initial purchaser.  PPL does not expect to need to issue any commercial paper during 2009, but may do so from time to time to facilitate short-term cash flow needs if commercial paper market conditions improve.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

The continued downturn in the financial markets has generally made it difficult to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL transacts, concluding that substantially all of these markets were active as of December 31, 2008, with the exception of the market for auction rate securities.  See Notes 18 and 23 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Securities Price Risk

Declines in the market price of debt and equity securities resulted in unrealized losses that have reduced the asset values of PPL's investments in its nuclear decommissioning trust funds and defined benefit plans.  The nuclear plant decommissioning trust funds experienced negative investment returns during 2008.  The assets in these funds support the costs to decommission the Susquehanna nuclear plant when its licenses, subject to any extensions, expire in 2022 and 2024.  The obligation to decommission the nuclear plant is long-term in nature, exposing the assets held in the funds to price risk.  PPL actively monitors the performance of the investments held in the funds and periodically reviews the funds' investment allocations. See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - Nuclear Decommissioning Trust Funds - Securities Price Risk" for additional information on securities price risk.

PPL's defined benefit plans experienced negative investment returns in 2008, impacting the funded status of those plans as disclosed in Note 13 to the Financial Statements.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in several assumptions, including the performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" for a discussion of the assumptions and sensitivities regarding those assumptions.

The information provided in this Item 7 should be read in conjunction with PPL's Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

Earnings

Net income and the related EPS were:

	2008	2007	2006

Net income	$930	$1,288	$865
EPS - basic	$2.49	$3.39	$2.27
EPS - diluted	$2.47	$3.35	$2.24

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

PPL's earnings beyond 2008 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL's future earnings.

Segment Results

Net income by segment was:

	2008	2007	2006

Supply	$479	$568	$416
International Delivery	290	610	268
Pennsylvania Delivery	161	110	181
Total	$930	$1,288	$865

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

Supply segment net income was:

	2008	2007	2006
Energy revenues
External (a)	$3,411	$1,615	$1,659
Intersegment	1,826	1,810	1,708
Energy-related businesses	486	732	580
Total operating revenues	5,723	4,157	3,947

Fuel and energy purchases
External (a)	3,108	1,419	1,560
Intersegment	111	159	160
Other operation and maintenance	834	715	707
Depreciation	196	167	159
Taxes, other than income	20	31	35
Energy-related businesses	467	745	621
Total operating expenses	4,736	3,236	3,242

Other Income - net	(9)	38	4
Interest Expense	204	156	123
Income Taxes	293	232	147
Minority Interest	2	3	3
Loss from Discontinued Operations			20
Net Income	$479	$568	$416
(a)	Includes unrealized gains and losses from economic activity. See Note 19 to the Financial Statements for additional information.

The after-tax changes in net income between these periods were due to the following factors.

	2008 vs. 2007	2007 vs. 2006

Eastern U.S. non-trading margins	$(62)	$63
Western U.S. non-trading margins	5	16
Net energy trading margins	(95)	3
Energy-related businesses	(4)	33
Other operation and maintenance	17	(25)
Depreciation	(17)	(5)
Taxes, other than income	6	2
Other income - net	(6)	14
Interest expense	(29)	(19)
Income taxes	(60)	5
Discontinued operations, net of special item (Note 10)		4
Other	4	(3)
Special items	152	64
	$(89)	$152

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The increased contributions from energy-related businesses in 2007 compared with 2006, was primarily due to improved earnings contributions from synfuel projects resulting primarily from higher net gains on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits.  These net gains were partially offset by higher operating losses due to increased production and by lower utilization of tax credits due to the level of crude oil prices.

•
Other operation and maintenance expenses decreased in 2008 compared with 2007, primarily due to lower costs at PPL's coal-fired, hydroelectric and nuclear power plants, and lower defined benefit costs, partially offset by higher bad debt expense.  Other operation and maintenance expenses increased in 2007 compared with 2006, primarily due to higher defined benefit costs, and costs at PPL's coal-fired, hydroelectric and nuclear power plants.

•	Depreciation expense was higher in 2008 compared with 2007, primarily due to the Montour scrubbers and Susquehanna uprate projects that were placed in-service in 2008.

•	Other income - net increased in 2007 compared with 2006, primarily due to an increase in interest income and higher gains on sales of real estate.

•
Interest expense increased in 2008 compared with 2007, primarily due to increased interest on long-term debt resulting from new issuances, partially offset by hedging activities.  Interest expense increased in 2007 compared with 2006, primarily due to increased interest on long-term debt resulting from new issuances.

•	Income taxes increased in 2008 compared with 2007, primarily due to the loss of synfuel tax credits as the projects ceased operation at the end of 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.

	2008	2007	2006

MTM adjustments from economic activity (Note 19)	$251	$32	$(11)
Off-site remediation of ash basin leak (Note 15)	1		6
Impairment of domestic telecommunication operations (Note 9)		(23)
Settlement of Wallingford cost-based rates (a)		33
Impairment of transmission rights (b)		(13)
Sale of interest in the Griffith plant (Note 10)			(16)
Reduction in Enron reserve (c)			11
Impairment of synfuel-related assets (Note 15)			(6)
Workforce reduction (Note 13)		(4)	(3)
PJM billing dispute (d)		(1)	(18)
Montana basin seepage litigation (Note 15)	(5)
Synthetic fuel tax adjustment (Note 15)	(13)
Asset impairments (e)	(16)
Impairment of nuclear decommissioning trust investments (Note 23)	(17)		(3)
Impairments and other impacts - emission allowances (Note 15)	(25)
Total	$176	$24	$(40)

(a)
In 2003, PPL Wallingford and PPL EnergyPlus sought from the FERC cost-based payments based upon the RMR status of four units at the Wallingford, Connecticut generating facility.  In 2007, as a result of a settlement agreement, PPL recognized $55 million of revenue and $4 million of interest income related to the settlement agreement.

(b)	See "Other Operation and Maintenance" for more information on the $23 million pre-tax impairment recorded in 2007.
(c)
In 2006, PPL and PPL Energy Supply sold their Enron Corporation (Enron) bankruptcy claims that related to past due receivables to an independent third party.  In conjunction with the sale, PPL Energy Supply reduced the associated allowance for doubtful accounts.  The effect of this change was to increase income from continuing operations and net income by $11 million ($0.03 per share, basic and diluted, for PPL).  PPL Energy Supply remained liable if any of the claims were disallowed by the bankruptcy court, under certain circumstances.  During 2008, this exposure expired.

(d)
In 2005, the Pennsylvania Delivery segment recorded a loss accrual, including interest expense, related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that the Supply segment was responsible for a portion of the loss accrual, including interest.

(e)	Includes $13 million related to the cancellation of the Holtwood hydroelectric expansion project. See Note 9 to the Financial Statements for additional information.

2009 Outlook

Excluding special items and the impact of the cost reduction initiative discussed below, PPL projects higher earnings for its Supply business segment in 2009 compared with 2008, driven by higher energy margins, despite higher expected coal expense, as a result of higher baseload generation; higher Western U.S. energy sales prices; and higher expected margins from its marketing and trading activities.  The Supply segment also expects to incur higher operation and maintenance expenses, depreciation and financing costs in 2009.

See Note 26 to the Financial Statements for additional information on a cost reduction initiative completed in February 2009.  The Supply segment expects to achieve annual pre-tax savings of between $14 and $17 million from the reduction of management and staff positions, including a reduction of costs allocated as a result of the elimination of positions at PPL Services.

International Delivery Segment

The International Delivery segment consists primarily of the distribution of electricity in the U.K.  In 2007, PPL completed the sale of its Latin American businesses.  In the first quarter of 2008, the International Delivery segment recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  See Note 10 to the Financial Statements for additional information.

The International Delivery segment results in 2008, 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	2008	2007	2006

Utility revenues	$824	$863	$756
Energy-related businesses	33	37	37
Total operating revenues	857	900	793
Other operation and maintenance	186	252	186
Depreciation	134	147	142
Taxes, other than income	66	67	57
Energy-related businesses	14	17	17
Total operating expenses	400	483	402
Other Income - net	17	26	27
Interest Expense	144	183	173
Income Tax Expense (Benefit)	45	(43)	19
Income from Discontinued Operations	5	307	42
Net Income	$290	$610	$268

The after-tax changes in net income between these periods were due to the following factors.

	2008 vs. 2007	2007 vs. 2006
U.K.
Delivery margins	$12	$11
Other operating expenses	24	(14)
Depreciation	4	5
Income taxes	24	(39)
Foreign currency exchange rates	(14)	22
Impairment of investment in U.K. real estate (Note 9)		6
Hyder liquidation distributions (Note 9)	(3)	(21)
Gain on transfer of equity investment	(5)
Other	(4)	2
Discontinued Operations, net of special item (Note 10)	(42)	6
Interest expense	17
U.S. income taxes	(1)	26
Change in tax reserves (Note 5)	(31)	31
Gain (loss) on economic hedges (Note 16)	10	(7)
Other	(1)	6
Special items	(310)	308
	$(320)	$342

•
Higher U.K. delivery margins for both periods were primarily due to price increases and favorable changes in customer mix.  The increase in 2007 compared with 2006, was partially offset by a 3% decrease in sales volume, partially due to milder weather in 2007.

•
Lower U.K. other operating expenses in 2008 compared with 2007, were primarily due to lower compensation and pension costs.  Higher U.K. other operating expenses in 2007 compared with 2006, were primarily due to higher compensation and pension costs, distribution network repairs and insurance expense.

•
The decrease in U.K. income taxes in 2008 compared with 2007, was primarily due to HMRC's determination related to deductibility of imputed interest on a loan from Hyder and a change in tax law that included the phase-out of tax depreciation on industrial buildings over a four-year period.  The increase in U.K. income taxes in 2007 compared with 2006, was primarily due to the transfer in 2006 of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign currency exchange rates decreased WPD-related revenue and expense line items by 5% in 2008 compared with 2007.  Changes in foreign currency exchange rates increased WPD's portion of revenue and expense line items by 11% in 2007 compared with 2006.

•	Interest expense decreased in 2008 compared with 2007, primarily due to lower borrowing costs resulting from the sale of the Latin American businesses in 2007.

•
U.S. income taxes decreased in 2007 compared with 2006, primarily due to changes in the taxable amount of planned cash repatriations, higher foreign tax credits on U.K. distributions and true-ups of prior year returns.

•	The change in a U.S. income tax reserve resulted from the lapse in 2007 of an applicable statute of limitations.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.

	2008	2007	2006

Sale of Latin American businesses (Note 10)		$259
Change in U.K. tax rate (Note 5)		54
Reduction in Enron reserve			$1
Workforce reduction (Note 13)		(4)
Other	$(1)
Total	$(1)	$309	$1

2009 Outlook

Excluding special items, PPL projects lower earnings in 2009 compared with 2008, for its International Delivery segment as a result of higher income taxes and a less favorable currency exchange rate in the U.K.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric and gas delivery operations of PPL Electric and PPL Gas Utilities.  In October 2008, PPL sold its natural gas distribution and propane businesses.  See Note 10 to the Financial Statements for additional information.

The Pennsylvania Delivery segment results in 2008, 2007 and 2006 reflect the reclassification of the natural gas distribution and propane businesses' revenues and expenses to Discontinued Operations.

Pennsylvania Delivery segment net income was:

	2008	2007	2006
Operating revenues
External	$3,290	$3,251	$3,099
Intersegment	111	159	160
Total operating revenues	3,401	3,410	3,259

Fuel and energy purchases
External	163	207	176
Intersegment	1,826	1,810	1,708
Other operation and maintenance	410	406	373
Amortization of recoverable transition costs	293	310	282
Depreciation	131	132	118
Taxes, other than income	203	200	189
Total operating expenses	3,026	3,065	2,846

Other Income - net	14	31	31
Interest Expense	111	135	151
Income Taxes	102	81	102
Dividends on Preferred Securities	18	18	14
Income (Loss) from Discontinued Operations	3	(32)	4
Net Income	$161	$110	$181

The after-tax changes in net income between these periods were due to the following factors.
	2008 vs. 2007	2007 vs. 2006

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$32	$15
Other operation and maintenance	(5)	(2)
Depreciation		(8)
Other income - net	(10)
Income taxes	(6)	(2)
Discontinued operations, net of special item (Note 10)	(3)	8
Other	4	(2)
Special items	39	(80)
	$51	$(71)

•
Delivery revenues increased in 2008 compared with 2007, primarily due to a base rate increase effective January 1, 2008 and normal load growth.  Delivery revenues increased in 2007 compared with 2006, primarily due to a 4% increase in sales volume resulting primarily from, the impact of favorable weather in 2007 on residential and commercial sales, and normal load growth.

•	Depreciation expense increased in 2007 compared with 2006, primarily due to the purchase of previously leased equipment.

•
Other income - net decreased in 2008 compared with 2007, primarily due to a decrease in interest income from affiliate resulting from a decrease in the average balance outstanding on a note receivable from an affiliate and a lower average rate on this note due to the floating interest rate.

The following after-tax amounts, which management considers special items, also had a significant impact on the Pennsylvania Delivery segment earnings.

	2008	2007	2006

Realization of benefits related to Black Lung Trust assets (Note 13)			$21
PJM billing dispute (a)			21
Reversal of cost recovery - Hurricane Isabel (Note 1)			(7)
Workforce reduction		$(1)
Sale of gas and propane businesses (Note 10)	$(6)	(44)
Total	$(6)	$(45)	$35

(a)
In 2005, the Pennsylvania Delivery segment recorded a loss accrual, including interest expense, related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that the Supply segment was responsible for a portion of the loss accrual, including interest.

2009 Outlook

Excluding special items and the impact of the cost reduction discussed below, PPL projects lower earnings in 2009 compared with 2008, for its Pennsylvania Delivery segment due to the divestiture of the natural gas distribution and propane businesses and slightly lower results from the electricity delivery business (where slightly higher revenues are expected to be offset by higher operation and maintenance expenses).

See Note 26 to the Financial Statements for additional information on a cost reduction initiative completed in February 2009.  The Pennsylvania Delivery segment expects to achieve annual pre-tax savings of between $6 and $8 million from the reduction of management and staff positions, including a reduction of costs allocated as a result of the elimination of positions at PPL Services.

See Note 15 to the Financial Statements for a discussion of the PUC-approved plan to procure default electricity supply in 2007 through 2009, additional information on Pennsylvania legislative and other regulatory activities, and a FERC-approved transmission rate, all of which may impact future results of operations.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investor's understanding of PPL's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL believes that "Domestic Gross Energy Margins" are useful and meaningful to investors because they provide them with the results of PPL's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Domestic Gross Energy Margins" as defined by PPL and "Operating Income."

	2008	2007	2006

Operating Income (a)	$1,819	$1,683	$1,509
Adjustments:
Energy-related businesses, net (b)	(38)	(7)	20
Other operation and maintenance (a)	1,430	1,373	1,266
Amortization of recoverable transition costs (a)	293	310	282
Depreciation (a)	461	446	419
Taxes, other than income (a)	289	298	281
Revenue adjustments (c)	(3,256)	(2,017)	(2,167)
Expense adjustments (c)	566	(262)	84
Domestic gross energy margins	$1,564	$1,824	$1,694

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	2008	2007	Change
Revenue
Utility (a)	$4,114	$4,114
Unregulated retail electric and gas (a)	151	102	$49
Wholesale energy marketing (a)	3,381	1,472	1,909
Net energy trading margins (a)	(121)	41	(162)
Revenue adjustments (b)
WPD utility revenue	(824)	(863)	39
Domestic delivery component of utility revenue	(1,325)	(1,308)	(17)
Other utility revenue	(52)	(48)	(4)
RMR revenues		(52)	52
MTM adjustments from economic activity (c)	(1,061)	145	(1,206)
Gains from sale of emission allowances (d)	6	109	(103)
Total revenue adjustments	(3,256)	(2,017)	(1,239)
	4,269	3,712	557
Expense
Fuel (a)	1,011	906	105
Energy purchases (a)	2,260	720	1,540
Expense adjustments (b)
MTM adjustments from economic activity (c)	(631)	200	(831)
Domestic electric ancillaries (e)	(54)	(50)	(4)
Gross receipts tax (f)	113	112	1
Other	6		6
Total expense adjustments	(566)	262	(828)
	2,705	1,888	817
Domestic gross energy margins	$1,564	$1,824	$(260)

	2007	2006	Change
Revenue
Utility (a)	$4,114	$3,855	$259
Unregulated retail electric and gas (a)	102	91	11
Wholesale energy marketing (a)	1,472	1,532	(60)
Net energy trading margins (a)	41	35	6
Revenue adjustments (b)
WPD utility revenue	(863)	(756)	(107)
Domestic delivery component of utility revenue	(1,308)	(1,265)	(43)
Other utility revenue	(48)	(48)
RMR revenues	(52)		(52)
MTM adjustments from economic activity (c)	145	(120)	265
Gains from sale of emission allowances (d)	109	22	87
Total revenue adjustments	(2,017)	(2,167)	150
	3,712	3,346	366
Expense
Fuel (a)	906	763	143
Energy purchases (a)	720	973	(253)
Expense adjustments (b)
MTM adjustments from economic activity (c)	200	(139)	339
Domestic electric ancillaries (e)	(50)	(49)	(1)
Gross receipts tax (f)	112	105	7
Other		(1)	1
Total expense adjustments	262	(84)	346
	1,888	1,652	236
Domestic gross energy margins	$1,824	$1,694	$130

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See Note 19 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)	Included in "Energy purchases" on the Statements of Income.
(f)	Included in "Taxes, other than income" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	2008	2007	Change
Non-trading
Eastern U.S.	$1,396	$1,502	$(106)
Western U.S.	289	281	8
Net energy trading	(121)	41	(162)
Domestic gross energy margins	$1,564	$1,824	$(260)

	2007	2006	Change
Non-trading
Eastern U.S.	$1,502	$1,393	$109
Western U.S.	281	254	27
Net energy trading (a)	41	47	(6)
Domestic gross energy margins	$1,824	$1,694	$130

(a)	2006 includes the margins of the Griffith plant prior to its sale in June 2006, which is reflected in the Statement of Income in Discontinued Operations.

Eastern U.S.

Eastern U.S. non-trading margins were $106 million lower in 2008 compared with 2007.  This decrease was primarily due to higher average fuel prices, up 16%, primarily due to higher coal prices.  Also contributing to the decrease was lower baseload generation, down 4%, primarily due to unplanned outages at the eastern coal-fired units and retirement of the Martins Creek coal-fired units in September 2007.  Partially offsetting these lower margins were higher margins from the hedged sale of generation in the wholesale market and a 1.4% increase in PLR sales prices in accordance with the PUC Final Order.

Eastern U.S. non-trading margins were $109 million higher in 2007 compared with 2006.  This increase was primarily due to new full requirements supply contracts and higher wholesale market prices for electricity.  Also contributing to the improvement was increased generation output from PPL's nuclear and coal-fired facilities.  Nuclear generation was 2% higher in 2007.  Coal-fired generation was up slightly in 2007 despite retirement of Martins Creek Units 1 and 2 in September.

Western U.S.

Western U.S. non-trading margins were $8 million higher in 2008 compared with 2007.  This increase was primarily due to increased generation from the hydroelectric units, up 2%.

Western U.S. non-trading margins were $27 million higher in 2007 compared with 2006.  This increase was primarily due to higher market prices for electricity combined with increased generation from coal-fired generating facilities.  Coal-fired generation was 6% higher in 2007.

Net Energy Trading

PPL enters into energy contracts to take advantage of market opportunities.  As a result, PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  The margins from these trading activities are reflected in the Statements of Income as "Net energy trading margins."  These physical and financial contracts cover trading activity associated with electricity, FTRs, gas, and oil.

Net energy trading margins decreased by $162 million in 2008 compared with 2007.  This decrease consists of $135 million of lower unrealized margins and $27 million of lower realized margins, both driven by significant decreases in power and gas prices.

Net energy trading margins decreased by $6 million in 2007 compared with 2006.  Energy trading margins from realized transactions decreased $10 million and were partially offset by a $4 million increase from unrealized transactions.

The realized physical volumes for electricity and gas associated with energy trading were:

	2008	2007	2006

GWh	15,430	13,290	7,724
Bcf	20.2	16.1	21.5

Utility Revenues

The changes in utility revenues were attributable to:

	2008 vs. 2007		2007 vs. 2006
Domestic:
Retail electric revenue (PPL Electric)
PLR		$19	$109
Delivery		17	43
Other		3

International:
U.K. electric delivery revenue		3	31
U.K. foreign currency exchange rates		(42)	76
	$		$259

The increases in utility revenues for 2008 compared with 2007, excluding foreign currency exchange rate impacts, were primarily due to:

•
higher PLR revenue, attributable to normal load growth, and higher domestic delivery revenue, primarily attributable to a base rate increase effective January 1, 2008, as well as normal load growth.  These increases were partially offset by the unfavorable impact of weather on residential and commercial sales in 2008; and

•
higher U.K. electric delivery revenues for 2008 compared with 2007, primarily due to an increase in prices effective April 1 and favorable changes in customer mix, partially offset by a decrease in engineering and metering services performed for third parties.

The increases in utility revenues for 2007 compared with 2006, excluding foreign currency exchange rate impacts, were primarily due to:

•
higher domestic PLR revenues and electric delivery revenues, primarily due to a 4% increase in sales volume, resulting primarily from the impact of favorable weather in 2007 on residential and commercial sales, and normal load growth; and

•
higher U.K. electric delivery revenues, primarily due to an increase in prices effective April 1, favorable changes in customer mix and an increase in engineering services performed for third parties.  The increase was partially offset by a 3% decrease in sales volume, primarily due to milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $31 million more to operating income in 2008 compared with 2007.  The increase was primarily attributable to:

•	a $39 million impairment in 2007 of domestic telecommunication operations that were sold in 2007; and
•	an $11 million increase in contributions from PPL's energy services-related businesses mainly due to increased construction activity; partially offset by
•
$11 million of lower pre-tax contributions from synfuel projects.  This reflects a $77 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits.  No such options were held in 2008.  This decrease was partially offset by $66 million less in operating losses from synfuel projects as the projects ceased operation at the end of 2007; and

•	$5 million less in contributions from the domestic telecommunication operations sold in 2007.

Energy-related businesses contributed $27 million more to operating income in 2007 compared with 2006.  The increase was primarily attributable to:

•
$61 million of higher pre-tax contributions from synfuel projects.  This reflects a $66 million net gain on the settlement of options purchased to hedge the risk associated with the phase-out of the synthetic fuel tax credits and an impairment charge of $10 million on synfuel-related assets in 2006, partially offset by $15 million of higher operating losses due to higher production levels in 2007; and

•	a $9 million increase related to PPL's energy services-related businesses; partially offset by
•	a $39 million impairment of the domestic telecommunication operations sold in 2007.

See Note 9 to the Financial Statements for additional information on the sale of domestic telecommunications assets.  See Note 15 to the Financial Statements for additional information on the shutdown of the synfuel facilities in 2007.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	2008 vs. 2007	2007 vs. 2006

Lower (higher) gains on sales of emission allowances	$103	$(87)
Impairment and other charges - emission allowances (Note 15)	42
Impairment of cancelled generation expansion project (Note 9)	22
Colstrip groundwater litigation (Note 15)	8
Realization of benefits related to Black Lung Trust assets in 2006 (Note 13)		36
Reduction in Enron reserve in 2006 (a)		19
WPD insurance adjustment		7
Hurricane Isabel (Note 1)		(11)
Martins Creek ash basin remediation (Note 15)	(2)	11
PUC-reportable storm costs	(4)	6
Stock-based compensation (Note 12)	(7)	7
Domestic and international workforce reductions	(7)	11
U.K. foreign currency exchange rates	(8)	19
Costs at Western and Eastern U.S. fossil/hydroelectric stations	(12)	6
WPD recoverable engineering services	(17)	19
Costs at Susquehanna station and other nuclear related expenses	(17)	4
Impairment of transmission rights (b)	(23)	23
Defined benefit costs (Note 13)	(36)	11
Other	15	26
	$57	$107

(a)
In 2006, PPL and PPL Energy Supply sold their Enron Corporation bankruptcy claims that related to past due receivables to an independent third party.  In conjunction with the sale, PPL Energy Supply reduced the associated allowance for doubtful accounts.  PPL Energy Supply remained liable if any of the claims were disallowed by the bankruptcy court, under certain circumstances.  During 2008, this exposure expired.

(b)
In 2007, Maine Electric Power Company (MEPCO), ISO New England and other New England transmission owners submitted a filing to the FERC seeking to roll the revenue requirement of the MEPCO transmission facilities into the regional transmission rates in New England and to change certain rules concerning the use of the transmission line for energy and capacity.  PPL protested this proposal and recorded an impairment of the transmission rights based on their estimated fair value as determined by an internal model and other market analysis.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $17 million in 2008 compared with 2007.  Amortization of recoverable transition costs increased by $28 million in 2007 compared with 2006.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Depreciation

Increases in depreciation expense were due to:

	2008 vs. 2007	2007 vs. 2006

Additions to PP&E (a)	$38	$31
Purchase in 2006 of equipment previously leased (Note 11)		9
Impact in 2007 of not depreciating telecommunication assets subsequently sold (Note 9)		(10)
U.K. foreign currency exchange rates	(7)	13
Extension of useful lives of certain WPD network assets in mid-2007 (Note 1)	(13)	(18)
Other	(3)	2
	$15	$27

(a)	Additions in 2008 include the Susquehanna uprate project and the scrubbers installed at the Montour plant.

Taxes, Other Than Income

Taxes, other than income decreased by $9 million in 2008 compared with 2007.  The decrease was primarily due to:

•	a $7 million PPL Montana property tax refund recorded in 2008;
•	a $4 million decrease in domestic sales and use tax expense, primarily due to an adjustment to a domestic sales and use tax accrual;
•	a $3 million decrease from changes in U.K. foreign currency exchange rates; and
•	a $3 million decrease in Pennsylvania capital stock tax expense, primarily due to a change in the tax rate; partially offset by
•	a $6 million increase in Pennsylvania gross receipts tax expense, primarily due to an increase in the tax rate in 2008; and
•	a $3 million increase in WPD property taxes, primarily attributable to inflation.

Taxes, other than income, increased by $17 million in 2007 compared with 2006. The increase was primarily due to:

•	a $12 million increase in Pennsylvania gross receipts tax expense, which is passed through to customers, resulting from a 4% increase in sales volume;
•	a $5 million increase from changes in U.K. foreign currency exchange rates; and
•	a $4 million increase in WPD property taxes, attributable to a $2 million refund credit in 2006 and inflation; partially offset by
•	a $4 million decrease in Pennsylvania capital stock tax expense.

Other Income - net

See Note 17 to the Financial Statements for details of other income.

Financing Costs

The changes in financing costs, which include "Interest Expense" and "Dividends on Preferred Securities of a Subsidiary," were due to:

	2008 vs. 2007	2007 vs. 2006

Long-term debt interest expense primarily due to new issuances (Note 8)	$36	$64
Short-term debt interest expense	7	3
Amortization of debt issuance costs	5	(3)
Interest accrued for PJM billing dispute (a)		7
Dividends on 6.25% Series Preference Stock issued in 2006 (Note 7)		4
Capitalized interest	(1)	(35)
Redemption of 8.23% Subordinated Debentures in 2007 (Note 16)	(4)	(7)
U.K. foreign currency exchange rates	(8)	14
Repayment of transition bonds (Note 8)	(22)	(21)
Hedging activities	(28)	4
Other		1
	$(15)	$31

(a)	In 2005, PPL Electric recorded a loss accrual, including interest expense, related to a PJM billing dispute. In 2006, the accrual was reduced based on an agreement between the parties.

Income Taxes

The changes in income taxes were due to:

	2008 vs. 2007	2007 vs. 2006

Synthetic fuel and other tax credits	$72	$1
U.K. Finance Act adjustments (Note 5)	46	(54)
Tax reserve adjustments (Note 5)	44	(19)
Higher pre-tax book income	33	77
Transfer of WPD tax items in 2006 (Note 5)		20
Tax on foreign earnings	(3)	(4)
Tax return adjustments (Note 5)	(10)	(15)
Other	(12)	(4)
	$170	$2

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

Income from Discontinued Operations decreased by $267 million in 2008 compared with 2007.  The decrease was primarily attributable to gains on the sale of PPL's Latin American businesses in 2007.  This is also the primary reason for the increase in Income from Discontinued Operations of $249 million in 2007 compared with 2006.

See Note 10 to the Financial Statements for additional information regarding PPL's Discontinued Operations.

Financial Condition

Liquidity and Capital Resources

In general, the continued downturn in the financial markets has made obtaining new sources of bank and capital markets funding difficult and costly.  During this challenging period, PPL continues to focus on maintaining a strong credit profile and liquidity position.  PPL expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  PPL currently does not expect to need to access commercial paper markets or debt and equity capital markets until mid-2009, except to remarket certain bonds at PPL Energy Supply to unaffiliated investors as discussed below under "Forecasted Sources of Cash."

PPL's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL receives from selling power;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by PPL Electric's customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
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

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL's current and past business activities;
•	continued downturn in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

At December 31, PPL had the following:

	2008	2007	2006

Cash and cash equivalents	$1,100	$430	$794
Short-term investments (a) (b)	150	108	359
	$1,250	$538	$1,153
Short-term debt	$679	$92	$42

(a)
2008 amount represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  See Note 8 to the Financial Statements for further discussion.

(b)	Includes $15 million and $153 million of auction rate securities at December 31, 2007 and 2006. See below for a discussion of auction rate securities.

The changes in PPL's cash and cash equivalents position resulted from:

	2008	2007	2006

Net Cash Provided by Operating Activities	$1,589	$1,571	$1,758
Net Cash Used in Investing Activities	(1,627)	(614)	(1,617)
Net Cash Provided by (Used in) Financing Activities	721	(1,326)	95
Effect of Exchange Rates on Cash and Cash Equivalents	(13)	5	3
Net Increase (Decrease) in Cash and Cash Equivalents	$670	$(364)	$239

Auction Rate Securities

PPL had auction rate securities totaling $24 million at December 31, 2008, which were classified as "Investments - Other," and $15 million and $153 million at December 31, 2007 and 2006, which were classified as "Short-term investments" on the Balance Sheets.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to hold an investment at a periodically reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets, generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continue to impact PPL's investment in auction rate securities.

At December 31, 2008, PPL concluded that the fair value of its auction rate securities was $24 million, a temporary decline of $5 million from par value.  Because PPL intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  Additionally, PPL does not anticipate having to sell these securities to fund operations.  As such, the decline in fair value is deemed temporary due to general market conditions.  See Note 18 to the Financial Statements for further discussion of auction rate securities.

Operating Activities

Net cash provided by operating activities increased by 1%, or $18 million, in 2008 compared with 2007, primarily as a result of higher revenues, primarily due to the hedged sale of generation in the wholesale market, increased retail electric sales volumes and a 1.4% increase in domestic delivery sales prices, as well as less U.S. income tax payments, primarily as a result of a refund received in 2008, and operating losses incurred in 2007 in connection with synfuel projects that ceased operation at the end of 2007.  The increases to cash provided by operating activities resulting from these items were partially offset by increased expenditures for fuel, primarily due to higher coal prices, lower realized net energy trading margins, driven by significant decreases in power and gas prices, higher interest paid, primarily due to higher debt levels in 2008, cash flows provided by Latin America's operations in 2007 but not 2008, due to the sale of the Latin American businesses in 2007, and an insurance recovery of storm costs in 2007.

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

PPL expects to continue to maintain stable cash provided by operating activities as a result of its power sales commitments from wholesale and retail customers, long-term fuel purchase contracts and contracts to procure electricity in 2010.  PPL estimates that, on average, approximately 95% of its expected annual generation output for 2009 is committed under power sales contracts.  PPL has and will continue to layer in power sales contracts in the wholesale markets for the capacity and energy currently committed under the PLR supply contracts with PPL Electric, which expire at the end of 2009.  Based on the way in which the wholesale markets have developed over the last several years, PPL expects that new contracts are likely to continue to be of a shorter duration than the PLR supply contracts, which at inception had terms of approximately nine years.

As discussed in the "Overview," pursuant to a plan approved by the PUC, PPL Electric has entered into contracts to procure two-thirds of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  If proposed legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods gets passed, there could be negative consequences to PPL's cash from operations.

PPL's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL estimates that, based on its December 31, 2008 positions, it would have had to post additional collateral of approximately $815 million, compared with $829 million at December 31, 2007.  PPL has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2008 and projected expenditures for the years 2009 through 2013.

Net cash used in investing activities increased 165%, or $1.0 billion, in 2008 compared with 2007, as PPL received $303 million from the sale of PPL's gas and propane businesses in 2008 compared to aggregate proceeds of $898 million received from the sale of PPL's Latin American businesses and telecommunication operations in 2007.  Additionally, there was a change of $354 million from purchases and sales of other investments and a change of $359 million from purchases and sales of intangible assets.  The increase in cash used in investing activities from the above items was partially offset by a decrease of $239 million in capital expenditures and a decrease of $54 million in the amount of cash that became restricted.

Net cash used in investing activities decreased 62%, or $1.0 billion, in 2007 compared with 2006 primarily as a result of aggregate proceeds of $898 million received from the sale of PPL's Latin American businesses and telecommunication operations in 2007 compared to $110 million received from the sale of its interest in the Griffith plant in 2006, as well as a change of $555 million from purchases and sales of other investments and a change of $79 million from purchases and sales of intangible assets.  These increases were partially offset by an increase of $263 million in capital expenditures, primarily as a result of construction of pollution control equipment at coal-fired plants in Pennsylvania, and an increase of $113 million in the additional amount of cash that became restricted.

Financing Activities

Net cash provided by financing activities was $721 million in 2008, compared with $1.3 billion of cash used in financing activities in 2007 and net cash provided by financing activities of $95 million in 2006.  The change from 2007 to 2008 primarily reflects increased issuances and lower retirements of long-term debt, lower repurchases of common stock and increased short-term borrowings in 2008.  The change from 2006 to 2007 primarily reflects reduced issuances of long-term debt and equity securities in 2007, as well as repurchases of common stock under a $750 million stock repurchase program approved by PPL's Board of Directors in June 2007.

In 2008, cash provided by financing activities primarily consisted of net debt issuances of $1.3 billion and $19 million of common stock sale proceeds, partially offset by common and preferred dividends paid of $509 million and the repurchase of 802,816 shares of common stock for $38 million.

In 2007, cash used in financing activities primarily consisted of net debt retirements of $170 million, the repurchase of 14,929,892 shares of common stock for $712 million and common and preferred dividends paid of $477 million, partially offset by $32 million of common stock sale proceeds.  See Note 8 to the Financial Statements for a discussion of the common stock repurchase program.

In 2006, cash provided by financing activities primarily consisted of net debt issuances of $277 million, net proceeds of $245 million from the issuance of preference stock and $21 million of common stock sale proceeds, partially offset by common and preferred dividends paid of $421 million.  See Note 7 to the Financial Statements for information regarding the preference stock issued by PPL Electric.

See "Forecasted Sources of Cash" for a discussion of PPL's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL.  Also see "Forecasted Uses of Cash" for a discussion of PPL's plans to pay dividends on its common and preferred securities in the future, as well as maturities of PPL's long-term debt.

PPL's debt financing activity in 2008 was:

	Issuances (a)	Retirements

PPL Gas Utilities Unsecured Promissory Notes		$(10)
PPL Energy Supply Senior Unsecured Notes	$699
PPL Energy Supply Tax-Exempt Financing	150
PPL Energy Supply Convertible Senior Notes (b)		(57)
PPL Electric Senior Secured Bonds	399
PPL Electric Tax-Exempt Refunding	90	(90)
PPL Transition Bond Company Transition Bonds		(305)
WPD Senior Unsecured Notes (c)		(209)
PPL Energy Supply short-term debt (net change)	285
PPL Electric short-term debt (net change)	54
WPD short-term debt (net change)	249
Total	$1,926	$(671)
Net increase	$1,255

(a)	Amounts are net of pricing discounts, where applicable.
(b)	See Notes 4 and 8 to the Financial Statements for information on the terms of the Convertible Senior Notes and discussion of conversions and redemptions during 2008.
(c)	Retirement is net of $16 million received on settlement of related cross-currency swaps.

See Note 8 to the Financial Statements for more detailed information regarding PPL's financing activities in 2008.

Forecasted Sources of Cash

PPL expects to continue to have significant sources of cash available in the near term, including various credit facilities, a commercial paper program and operating leases.  PPL currently does not expect to need to access commercial paper markets or debt and equity capital markets until mid-2009, except to remarket certain bonds at PPL Energy Supply to unaffiliated investors as discussed below.

Credit Facilities

At December 31, 2008, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued (g)		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,210		$285		$620		$3,305
PPL Electric Credit Facilities (b)		340		95		1		244
Total Domestic Credit Facilities (c)		$4,550		$380		$621		$3,549

WPDH Limited Credit Facility (d)	₤	150	₤	121			₤	29
WPD (South West) Credit Facilities (e)		155		37	₤	4		114
Total WPD Credit Facilities (f)	₤	305	₤	158	₤	4	₤	143

(a)
The committed capacity under one of PPL Energy Supply's syndicated credit facilities decreased by approximately $175 million in December 2008 as a result of the termination of the commitment of a participating lender.

PPL Energy Supply has the ability to borrow $3.6 billion under its credit facilities.  Such borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Energy Supply also has the capability to cause the lenders to issue up to $4.2 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Energy Supply may request that the capacity of two of its facilities be increased by up to an aggregate of $650 million.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%.  At December 31, 2008 and 2007, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 44% and 36%.  The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

The committed capacity expires as follows:  $685 million in 2009, $300 million in 2011 and $3.2 billion in 2012.

(b)
The committed capacity under PPL Electric's syndicated credit facility decreased by approximately $10 million in December 2008 as a result of the termination of the commitment of a participating lender.

Borrowings under PPL Electric's $190 million syndicated credit facility generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Electric also has the capability to cause the lenders to issue up to $190 million of letters of credit under this facility, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.

The syndicated credit facility contains a financial covenant requiring debt to total capitalization to not exceed 70%.  At December 31, 2008 and 2007, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facility, were 53% and 47%.  The syndicated credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenues to a special purpose, wholly-owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At December 31, 2008, based on accounts receivable and unbilled revenue pledged, $101 million was available for borrowing.

The committed capacity expires as follows:  $150 million in 2009 and $190 million in 2012.

(c)	The commitments under PPL's domestic credit facilities are provided by a diverse bank group consisting of 23 banks, with no one bank providing more than 14% of the total committed capacity.
(d)
Borrowings under WPDH Limited's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.  At December 31, 2008 and 2007, WPDH Limited's interest coverage ratios, as calculated in accordance with its credit facility, were 4.6 and 4.0.  At December 31, 2008 and 2007, WPDH Limited's RAB, as calculated in accordance with the credit facility, exceeded its total net debt by £385 million, or 31%, and £548 million, or 54%.

(e)
WPD (South West) has two credit facilities:  one under which it can make cash borrowings and another under which it has the capability to cause the lender to issue up to approximately £5 million (approximately $8 million at December 31, 2008) of letters of credit.  Borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

The credit facility under which it can make cash borrowings contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facility.  At December 31, 2008 and 2007, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit facility, were 4.4.  At December 31, 2008 and 2007, WPD (South West)'s RAB, as calculated in accordance with the credit facility, exceeded its total gross debt by £347 million and £349 million.

(f)
The committed capacity of WPD's credit facilities expires as follows:  £155 million in 2009 and £150 million in 2013.

At December 31, 2008, unused capacity of WPD's credit facilities was approximately $219 million.

(g)
The borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon.  The letters of credit issued as of December 31, 2008, generally expire in 2009.

In addition to the financial covenants noted in the table above, the credit agreements governing the credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL monitors compliance with the covenants on a regular basis.  At December 31, 2008, PPL was in material compliance with these covenants.  At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of PPL's credit facilities.

During 2009, PPL currently intends to take the following actions as it relates to its committed borrowing capacity:  increase PPL Energy Supply's capacity up to a maximum total of $5.0 billion through traditional bank or structured-type credit facilities, which includes the renewal or extension of certain facilities that expire in 2009; renew PPL Electric's existing $150 million asset-backed credit facility to maintain its current total capacity level; and increase WPD's capacity up to a maximum total of £355 million, which includes the renewal and extension of certain facilities that expire in 2009.

Commercial Paper

PPL Energy Supply and PPL Electric usually maintain commercial paper programs, under which commercial paper issuances are supported by certain credit facilities of each company, to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  During 2008, PPL Energy Supply and PPL Electric had commercial paper programs in place for up to $500 million for PPL Energy Supply and for up to $200 million for PPL Electric.  Neither PPL Energy Supply nor PPL Electric had commercial paper outstanding at December 31, 2008.

As discussed below under "Credit Ratings," S&P lowered its rating on PPL Energy Supply's commercial paper to A-3 from A-2 in January 2009.  Based on its current cash position and anticipated cash flows, PPL Energy Supply currently does not expect to need to issue any commercial paper during 2009.  As a result of this expectation, coupled with the lack of liquidity in commercial paper markets for paper with an A-3 rating, in January 2009, PPL Energy Supply closed its commercial paper program and requested that Moody's, S&P and Fitch each withdraw their ratings on its commercial paper program, which each rating agency subsequently did.

As noted below under "Credit Ratings," commercial paper for PPL Electric is rated P-2, A-2 and F2 by Moody's, S&P and Fitch.  Liquidity in the markets for commercial paper with these ratings became extremely limited during the second half of 2008 as a result of the downturn in the financial markets.  Liquidity for commercial paper with these ratings has improved thus far in 2009, but it is still somewhat difficult and costly for PPL Electric to issue commercial paper.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during 2009, but it may do so from time to time to facilitate short-term cash flow needs if market conditions improve.

Operating Leases

PPL and its subsidiaries also have available funding sources that are provided through operating leases.  PPL's subsidiaries lease office space, land, buildings and certain equipment.  These leasing structures provide PPL additional operating and financing flexibility.  The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

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

Long-Term Debt and Equity Securities

Subject to market conditions in 2009, PPL and its subsidiaries currently plan to issue up to $300 million in long-term debt securities and to remarket to unaffiliated investors $150 million of tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and for which a subsidiary of PPL Energy Supply acted as initial purchaser.  PPL Electric prefunded a portion of its 2009 financing needs through the issuance of $400 million of Senior Secured Bonds in October 2008, which will partially fund an approximately $486 million bond maturity in August 2009.  See Note 8 to the Financial Statements for further discussion of the tax-exempt bonds issued by the PEDFA as well as the prefunding of PPL Electric's 2009 debt maturity.  PPL expects to use the proceeds from the issuance and remarketing of long-term debt securities primarily to fund capital expenditures, to partially fund redemptions of existing debt and for general corporate purposes.

PPL currently plans to issue new shares of common stock in 2009 in an aggregate amount of approximately $75 million under various employee stock-based compensation plans and its dividend reinvestment plan.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common and preferred securities and the purchase of a portion of certain of PPL Energy Supply's debt securities.

Capital Expenditures

The table below shows PPL's actual spending for the year 2008 and current capital expenditure projections for the years 2009 through 2013.

	Actual	Projected
	2008	2009	2010	2011	2012	2013
Construction expenditures (a) (b)
Generating facilities	$365	$270	$471	$482	$338	$409
Transmission and distribution facilities	526	518	980	1,078	943	992
Environmental	416	210	68	98	114	6
Other	100	69	82	51	52	50
Total Construction Expenditures	1,407	1,067	1,601	1,709	1,447	1,457
Nuclear fuel	96	151	161	178	181	184
Total Capital Expenditures	$1,503	$1,218	$1,762	$1,887	$1,628	$1,641

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $238 million for the years 2009 through 2013.
(b)	Includes expenditures for certain intangible assets.

PPL's capital expenditure projections for the years 2009 through 2013 total approximately $8.1 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  In light of current economic conditions, including the high cost of capital, and projections of future energy prices, certain projects previously included in this table have been cancelled or completion dates have been delayed.  This table includes projected costs related to the planned 148 MW incremental capacity increases and the PJM-approved regional transmission line expansion project.  See Note 9 to the Financial Statements for information on the PJM-approved regional transmission line expansion project and the cancellation of the Holtwood hydroelectric plant expansion project.

PPL plans to fund its capital expenditures in 2009 with cash on hand, cash from operations and the remarketing and issuance of debt securities.

Contractual Obligations

PPL has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2008, the estimated contractual cash obligations of PPL were:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$7,726	$687	$500	$1,237	$5,302
Interest on Long-term Debt (b)	8,219	457	839	774	6,149
Operating Leases	1,080	117	218	217	528
Purchase Obligations (c)	7,599	1,494	2,935	1,029	2,141
Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (d) (e)	120	71	49
Total Contractual Cash Obligations	$24,744	$2,826	$4,541	$3,257	$14,120

(a)
Reflects principal maturities only based on legal maturity dates.  See Statements of Long-term Debt for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities, as well as discussion of variable-rate remarketable bonds issued by the PEDFA on behalf of PPL Energy Supply and PPL Electric.  PPL does not have any significant capital lease obligations.

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

(e)
At December 31, 2008, total unrecognized tax benefits of $202 million were excluded from this table as PPL cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

PPL views dividend growth as an integral component of shareowner return and expects to continue its trend of common stock dividend increases.  In 2008, PPL increased the annualized dividend rate on its common stock from $1.22 to $1.34 per share, effective with the April 1, 2008 dividend payment.  In 2009, PPL increased the annualized dividend rate on its common stock from $1.34 to $1.38 per share, effective with the April 1, 2009 dividend payment.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon available earnings, cash flows, financial requirements and other relevant factors at the time.  As discussed in Note 8 to the Financial Statements, PPL may not declare or pay any cash dividend on its common stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067.  No such deferrals have occurred or are currently anticipated.

PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred securities, if and as declared by its Board of Directors.

See Note 8 to the Financial Statements for other restrictions related to distributions on capital interests for PPL subsidiaries.

Purchase of Debt Securities

On February 17, 2009, PPL Energy Supply initiated cash tender offers for up to $250 million aggregate principal amount of certain of its outstanding senior notes.  The series of notes, in order of their priority level for acceptance by PPL Energy Supply, are as follows:  6.00% Senior Notes due 2036, 6.20% Senior Notes due 2016 and 5.40% Senior Notes due 2014.  The tender offer for each series of notes expires on March 16, 2009.

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

The following table summarizes the credit ratings of PPL and its rated subsidiaries at December 31, 2008.

	Moody's	S&P	Fitch (a)
PPL
Issuer Rating	Baa2	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Energy Supply (b)
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Capital Funding
Issuer Rating			BBB
Senior Unsecured Debt	Baa2	BBB-	BBB
Junior Subordinated Notes	Baa3	BB+	BBB-
Outlook	STABLE	STABLE	STABLE

PPL Electric (c)
Senior Unsecured/Issuer Rating	Baa1	A-	BBB
First Mortgage Bonds	A3	A-	A-
Senior Secured Bonds	A3	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Baa3	BBB	BBB
Preference Stock	Baa3	BBB	BBB
Outlook	STABLE	STABLE	STABLE

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	POSITIVE

WPD LLP
Issuer Rating		BBB-	BBB
Short-term Debt		A-3
Outlook		STABLE	POSITIVE

WPD (South Wales)
Issuer Rating		BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	POSITIVE

WPD (South West)
Issuer Rating	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	POSITIVE

(a)	All Issuer Ratings for Fitch are "Issuer Default Ratings."
(b)
Excludes Exempt Facilities Revenue Bonds issued by the PEDFA on behalf of PPL Energy Supply, some of which are currently supported by a letter of credit and are rated on the basis of the credit enhancement.

(c)
Excludes Pollution Control Revenue Bonds issued by the LCIDA and the PEDFA on behalf of PPL Electric, of which the LCIDA bonds are insured and may be rated on the basis of relevant factors, including the insurer's ratings.

Moody's and S&P did not take any actions related to PPL and its rated subsidiaries during 2008.  Fitch took the following actions in 2008:

•
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

•	In May 2008, Fitch changed its outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) to positive from stable.
•	In August 2008, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass-Through Certificates due 2020.

In January 2009, S&P completed a review of PPL, PPL Energy Supply and PPL Electric and revised its outlook for all three entities to negative from stable.  At that time, S&P affirmed the BBB issuer rating of both PPL and PPL Energy Supply and affirmed the A- issuer rating of PPL Electric.  As a result of the negative outlook at PPL Energy Supply, S&P lowered the commercial paper rating of PPL Energy Supply to A-3 from A-2.  S&P stated in its press release regarding PPL and PPL Energy Supply that the revision in the outlook for PPL and PPL Energy Supply is based primarily on lower than expected cash flows for 2008 combined with concerns over further pressure on financial metrics in 2009.  S&P stated in its press release regarding PPL Electric that the revision in its outlook reflects the linkage with PPL along with their expectation that PPL Electric's financial metrics could weaken beginning in 2010.

At the request of PPL Energy Supply, Fitch, in January 2009, and Moody's and S&P, in February 2009, each withdrew their commercial paper rating for PPL Energy Supply.

In February 2009, S&P revised its outlook to negative from stable for each of WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) and affirmed the issuer and short-term debt ratings of each of the entities.  S&P stated in its press release that the revision in the outlook is a reflection of the change to PPL's outlook and is not a result from any change in WPD's stand-alone credit profile.

Ratings Triggers

WPD (South West)'s 1.541% Index-linked Notes due 2053 and 2056 and WPD (South Wales)'s 4.80436% Notes due 2037 may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate.  These notes totaled $722 million at December 31, 2008.

PPL does not have additional material liquidity exposures caused by a ratings downgrade that would accelerate the due dates of borrowings.  However, PPL has various other contracts, including contracts for the sale and purchase of electricity and fuel, surety bonds and interest rate and foreign currency trades, which contain provisions requiring PPL to post collateral or other credit enhancements, or provide for reductions or terminations of a portion of the entire contract through cash settlement, in the event of a ratings downgrade.  If PPL's or its subsidiaries' credit ratings had been below investment grade at December 31, 2008, PPL would have had to post an additional $874 million of collateral to counterparties.

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

PPL has entered into certain guarantee agreements that are within the scope of FIN 45.  See Note 15 to the Financial Statements for a discussion of guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL may incur as a result of price changes associated with a particular financial or commodity instrument.  PPL is exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, and the purchase of fuel for generating assets and energy trading activities;

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in PPL's nuclear decommissioning trust funds and PPL's defined benefit plans; and
•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars.

PPL has a risk management policy approved by its Board of Directors to manage market risk and counterparty credit risk.  Credit risk is discussed below.  The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk management metrics.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL utilizes forward contracts, futures contracts, options, swaps and structured deals, such as tolling agreements, as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. Effective January 1, 2008, PPL adopted SFAS 157, as discussed in Notes 1 and 18 to the Financial Statements.  SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  When available, quoted market prices are used to determine the fair value of a commodity or financial instrument.  This may include exchange prices, quotes obtained from brokers, or an independent valuation by an external source, such as a bank.  However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity.  If no active trading market exists, contract valuations may include the use of internally developed models, which are then reviewed by an independent, internal group.  Additionally, PPL considers and incorporates appropriate credit risk, liquidity risk and modeling risk in its fair value measurements.  Although PPL believes its valuation methods are reasonable, changes in underlying assumptions could result in significantly different values and realization in future periods.

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL follows the provisions of SFAS 133, EITF 02-3, and EITF 03-11.  In accordance with SFAS 133, all derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

In accordance with EITF 02-3, PPL reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statements of Income.

In accordance with EITF 03-11, gains and losses associated with non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points.  A major market delivery point is any delivery point with liquid pricing available.

These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  Short-term derivative positions are included in "Current Assets" and "Current Liabilities."  Long-term derivative positions are included in "Regulatory and Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment.  For commodity contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation.  In addition to commodity transactions, PPL enters into financial interest rate and foreign currency swap contracts to hedge interest expense and foreign currency risk associated with both existing and anticipated debt issuances.  PPL also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations.  As with commodity transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation.  These designations are verified by an independent internal group on a daily basis.  See Note 19 to the Financial Statements for a summary of the guidelines used for the accounting designations of derivative energy contracts.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL's most significant risks due to the level of investment that PPL maintains in its generation assets, as well as the extent of its marketing activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

The economic activity category includes energy derivative transactions that have previously qualified or could potentially qualify for hedge accounting under SFAS 133; however, these transactions have either been disqualified from hedge accounting or management has not elected to designate them as accounting hedges.  Additionally, this category includes transactions entered into to optimize the economic value of PPL's generation assets or to hedge its wholesale or retail load obligations.  The fair value of economic positions at December 31, 2008 and 2007, was a net liability of $52 million and a net asset of $67 million.

Examples of transactions represented in this category include certain purchase contracts used to supply full requirements contracts; FTR's or basis swaps used to hedge basis risk associated with the sale of generation or supplying full requirements contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail gas activities; fair value hedges of fuel inventory; and fuel oil swaps used to hedge price escalation clauses in commodity and transportation contracts.  PPL also uses options to manage its exposure to market price risk.  These option strategies include the selling of call options and the purchase of put options tied to a particular generating unit.  Since PPL owns the physical generating unit, its price exposure is limited to the cost of the particular generating unit and does not expose PPL to uncovered market price risk.  PPL also purchases call options or sells put options to create a net purchase position to cover an overall short position in its non-trading portfolio.  Finally, the change in fair value of dedesignated cash flow hedges is also included in this category as the intent of those transactions was for hedging purposes.

In addition to the transactions and amounts described above, the ineffective portion of qualifying cash flow hedges is also included in economic activity.  See Note 19 to the Financial Statements for additional information on economic activity, including the amount of hedge ineffectiveness.

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

PPL's non-trading portfolio also includes full requirements energy contracts.  The net obligation to serve these contracts changes minute by minute.  Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality.  PPL analyzes historical on-peak and off-peak usage patterns, expected load changes, regional economic drivers, and weather patterns, among other factors, to determine monthly levels of a block of electricity that best fits usage patterns to minimize earnings volatility.  To satisfy its full requirements obligations, PPL may enter into contracts to purchase unbundled products of electricity, capacity, renewable energy credits and other ancillary products.  Alternatively, PPL may reserve a block amount of generation for full requirements contracts that is expected to be the best match with anticipated usage patterns and energy peaks.

The following chart sets forth the net fair market value of PPL's non-trading commodity derivative contracts.  At December 31, 2008, these amounts reflect fair value as defined by SFAS 157.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2008	2007 (a)

Fair value of contracts outstanding at the beginning of the period	$(305)	$(111)
Contracts realized or otherwise settled during the period	(135)	(161)
Fair value of new contracts entered into during the period	101	35
Changes in fair value attributable to changes in valuation techniques (b)	158
Other changes in fair values	583	(68)
Fair value of contracts outstanding at the end of the period	$402	$(305)

(a)	2007 excludes contracts of PPL Gas Utilities, which are classified as held for sale on the Balance Sheet at December 31, 2007.
(b)
Amount is comprised of $55 million from the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157 in the first quarter of 2008.  Additionally, in the fourth quarter of 2008, PPL refined its valuation approach for FTR and PJM basis positions, consistent with PPL's practice of pricing other less active trading points, resulting in a $103 million change in fair value attributable to changes in valuation techniques.

The following chart segregates fair values of PPL's non-trading commodity derivative contracts at December 31, 2008, based on whether fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$3				$3
Prices based on significant other observable inputs	(107)	$144	$153	$(1)	189
Prices based on significant unobservable inputs	(12)	35	89	98	210
Fair value of contracts outstanding at the end of the period	$(116)	$179	$242	$97	$402

The sources of fair value are consistent with the three levels of the fair value hierarchy as specified by SFAS 157:

•
Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

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

PPL's trading contracts mature at various times through 2014.  The following chart sets forth the net fair market value of PPL's trading contracts.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2008	2007

Fair value of contracts outstanding at the beginning of the period	$16	$41
Contracts realized or otherwise settled during the period	(30)	(28)
Fair value of new contracts entered into during the period	28	1
Changes in fair value attributable to changes in valuation techniques (a)	11
Other changes in fair value	(100)	2
Fair value of contracts outstanding at the end of the period	$(75)	$16

(a)
In the fourth quarter of 2008, PPL refined its valuation approach for FTR and PJM basis positions, consistent with PPL's practice of pricing other less active trading points, resulting in changes in valuation techniques.

PPL will reverse unrealized losses of approximately $23 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL's trading portfolio at December 31, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments		$1			$1
Prices based on significant other observable inputs	$(27)	(12)	$(15)		(54)
Prices based on significant unobservable inputs	(15)	(7)			(22)
Fair value of contracts outstanding at the end of the period	$(42)	$(18)	$(15)		$(75)

See "Commodity Price Risk (Non-trading)" above for information on the various sources of fair value.

VaR Models

PPL utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At December 31, the VaR for PPL's portfolio using end-of-quarter results for the year was as follows:

	Trading VaR		Non-Trading VaR
	2008	2007	2008	2007

95% Confidence Level, One-Day Holding Period
Period End	$1	$3	$36	$12
Average for the Period	4	3	34	14
High	10	4	41	16
Low	1	1	19	12

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL often elects not to completely hedge its generation output or fuel requirements.  PPL estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2009 gross margins by $16 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2009 gross margins by $20 million.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2008, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $3 million, compared with $8 million at December 31, 2007.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at December 31, 2008 would increase the fair value of its debt portfolio by $327 million, compared with $336 million at December 31, 2007.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At December 31, 2008, the fair value of these instruments was a net liability of $11 million.  PPL estimated that a 10% adverse movement in interest rates at December 31, 2008 would increase the net liability by $12 million, compared with an increase in the liability of $11 million at December 31, 2007.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At December 31, 2008, the fair value of these instruments was an asset of $54 million.  PPL estimated that a 10% adverse movement in interest rates at December 31, 2008 would decrease the asset by $5 million, compared with $19 million at December 31, 2007.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at December 31, 2008 was a net asset of $54 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at December 31, 2008 would decrease the net asset by $8 million, compared with an increase of $122 million in the net liability for the cross-currency swaps outstanding at December 31, 2007.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  The total notional amount of the contracts outstanding at December 31, 2008 was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At December 31, 2008, the fair value of these positions was an asset of $34 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at December 31, 2008 would decrease the asset by $10 million, compared with $18 million at December 31, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At December 31, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $27 million reduction in the fair value of the trust assets, compared with a $40 million reduction at December 31, 2007.  See Note 23 to the Financial Statements for additional information regarding the nuclear decommissioning trust funds.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that PPL would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL has concentrations of suppliers and customers among electric utilities, financial institutions and other energy marketing and trading companies.  These concentrations may impact PPL's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

As discussed in "Contract Valuation" above, PPL includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint).  In this case, PPL would have to sell into a lower-priced market or purchase from a higher-priced market.  PPL also records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries PPL has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.  PPL also has established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, which is reflected in accounts receivable on the Balance Sheets.  See Note 15 to the Financial Statements for additional information.

In September 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the Federal Bankruptcy Code.  A subsidiary of Lehman was a counterparty of PPL.  Lehman was a guarantor of the subsidiary, and because of the bankruptcy, PPL was allowed to declare an event of default under the contract with the subsidiary.  At the time of Lehman's filing, PPL's direct exposure to the subsidiary of Lehman was a net liability of $3 million, pre-tax, which was liquidated prior to December 31, 2008.  PPL believes that the Lehman bankruptcy has not had and will not have a material adverse effect on PPL or its subsidiaries.

PPL has assessed the impact of recent market conditions on its fair value measurements related to certain counterparties other than Lehman, but the decrease in valuation was not material to PPL's Financial Statements.  At this time, PPL has not deemed it probable that any of these counterparties will default.

In 2007, the PUC approved PPL Electric's post-rate cap plan to procure default electricity supply for retail customers who do not choose an alternative competitive supplier in 2010.  PPL Electric's plan provides for the procurement of the necessary electricity supply for 2010 through a series of six competitive bid solicitation processes during 2007through 2009.  As of December 31, 2008, PPL Electric has contracted for two-thirds of the expected 2010 electricity supply requirements for its residential, small commercial and small industrial customers.  Under the standard Supply Master Agreement (the Agreement) for the bid solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2008, all of the successful bidders had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See "Overview" above and Notes 15, 16 and 19 to the Financial Statements for additional information on the competitive solicitations, the Agreement and credit concentration.

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

In 2008, PPL increased the capacity of several existing generating facilities.  The aggregate capacity increase was 66 MW.  PPL is currently planning additional incremental capacity increases of 148 MW primarily at its existing generating facilities.  See Note 9 to the Financial Statements for additional information on the progress of the PPL Susquehanna nuclear plant uprate project.  Offsetting the planned capacity increases is an expected reduction of up to 30 MW in net generation capability at the Brunner Island plant due to the estimated increase in station service usage during scrubber operation.  See Note 15 to the Financial Statements for additional information.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of Ironwood.  The tolling agreement extends through 2021 and is considered to contain a lease for accounting purposes that was determined to be an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset.  See Notes 11 and 21 to the Financial Statements for additional information.

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

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL.

New Accounting Standards

See Note 1 to the Financial Statements for a discussion of new accounting standards adopted and Note 25 to the Financial Statements for a discussion of new accounting standards pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  PPL's senior management has reviewed these critical accounting policies and the estimates and assumptions regarding them with its Audit Committee.  In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

SFAS 157

In 2006, the FASB issued SFAS 157, which provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157, as originally issued, through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 was effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB further amended SFAS 157 through the issuance of FSP FAS 157-3, which was effective upon issuance and amends SFAS 157 to clarify its application in a market that is not active.

As permitted by this guidance, PPL partially applied SFAS 157, prospectively, effective January 1, 2008.  PPL adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  The partial application of SFAS 157 primarily affected fair value measurement concepts used or embedded in PPL's critical accounting policies related to "Price Risk Management" and "Defined Benefits."  PPL's election to defer the application of SFAS 157 for eligible assets and liabilities will primarily affect the fair value component of PPL's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations" in 2009.  See Notes 1 and 18 to the Financial Statements for additional information regarding SFAS 157.

1) Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2) Defined Benefits

PPL and certain of its subsidiaries sponsor various defined benefit pension and other postretirement plans applicable to the majority of the employees of PPL and its subsidiaries.  PPL follows the guidance of SFAS 87 and SFAS 106 when accounting for these defined benefits.  In addition, PPL adopted the recognition and measurement date provisions of SFAS 158 effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL and its subsidiaries are required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to OCI or regulatory assets for certain regulated subsidiaries.  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL no longer recognizes additional minimum liability adjustments in OCI.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards.  Annual net periodic defined benefit costs are recorded in current earnings based on these estimated results.  Any differences between actual and estimated results are recorded in OCI or regulatory assets for certain regulated subsidiaries.  These amounts in AOCI or regulatory assets for certain regulated subsidiaries are amortized to income over future periods.  This delayed recognition in income of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

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

In selecting a discount rate for its domestic defined benefit plans, PPL starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of over 300 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $275 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2008, PPL increased the discount rate for its domestic pension plans from 6.39% to 6.50% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 6.26% to 6.45%.

A similar process is used to select the discount rate for the WPD pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base.  At December 31, 2008, PPL increased the discount rate for the WPD pension plans from 6.37% to 7.47% as a result of this assessment.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans.  At December 31, 2008, PPL's expected return on plan assets was reduced from 8.25% to 8.0% for its domestic pension plans and decreased from 7.80% to 7.0% for its other postretirement benefit plans.  For the WPD plans, PPL's expected return on plan assets remained at 7.90% at December 31, 2008.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates.  At December 31, 2008, PPL's rate of compensation increase remained at 4.75% for its domestic plans.  For the WPD plans, PPL's rate of compensation increase was decreased from 4.25% to 4.0% at December 31, 2008.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs.  At December 31, 2008 PPL's health care cost trend rates were 8.40% for 2009, gradually declining to 5.50% for 2014.

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

At December 31, 2008, PPL had recorded the following defined benefit plan liabilities:

Pension liabilities	$904
Other postretirement benefit liabilities	184

The following chart reflects the sensitivities in the December 31, 2008 Balance Sheet associated with a change in certain assumptions based on PPL's primary defined benefit plans.

	Increase (Decrease)
Actuarial assumption	Change in assumption	Impact on defined benefit liabilities	Impact on OCI	Impact on regulatory assets

Discount Rate	(0.25)%	$144	$(116)	$28
Rate of Compensation Increase	0.25%	21	(16)	5
Health Care Cost Trend Rate (a)	1.0%	9	(5)	4

(a)	Only impacts other postretirement benefits.

In 2008, PPL recognized net periodic defined benefit costs charged to operating expenses of $56 million.  This amount represents a $46 million decrease from 2007.  This decrease in expense was primarily attributable to decreased amortization from AOCI of prior losses for WPD's plans.

The following chart reflects the sensitivities in the 2008 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$14
Expected Return on Plan Assets	(0.25)%	13
Rate of Compensation Increase	0.25%	5
Health Care Cost Trend Rate (a)	1.0%	3

(a)	Only impacts other postretirement benefits.

3) Asset Impairment

PPL performs impairment analyses for long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, in accordance with SFAS 144 (indefinite-lived intangibles are tested for impairment at least annually in accordance with SFAS 142).

For a long-lived asset to be held and used, PPL tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable.  Examples of such events or changes in circumstances are:

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

For a long-lived asset to be held and used, an impairment exists when the carrying value exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.

For a long-lived asset held for sale, an impairment exists when the carrying value of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the asset (disposal group)'s carrying value to its estimated fair value less cost to sell.  A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative impairment previously recognized.

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.  For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value.  However, when market prices are unavailable, PPL considers all valuation techniques appropriate in the circumstances and for which market participant inputs can be obtained.  PPL has generally used discounted cash flow to estimate fair value, which incorporates market participant inputs when available.  Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL considers alternate courses of action to recover the carrying value of a long-lived asset, and uses estimated cash flows from the "most likely" alternative to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.

In 2008, PPL recorded impairments of certain long-lived assets.  See Note 9 to the Financial Statements for a discussion of an impairment related to the cancellation of a generation capacity increase project.  See Note 10 to the Financial Statements for a discussion of the impairment of the natural gas distribution and propane businesses.

PPL performs impairment analyses for goodwill in accordance with SFAS 142.  SFAS 142 requires goodwill to be tested for impairment at the reporting unit level.  PPL has determined its reporting units to be at or one level below its operating segments.  PPL performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may be greater than the unit's fair value.

Goodwill is tested for impairment using a two-step approach.  The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired.  If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of the reporting unit's goodwill is then compared with the carrying value of that goodwill.  If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying value of the reporting unit's goodwill.

In 2008, PPL was required to complete the second step of the goodwill impairment test for its U.K. reporting unit.  This assessment did not result in an impairment charge, as the implied fair value of goodwill exceeded the carrying value of goodwill.  Management primarily used undiscounted cash flows, which required significant assumptions, to estimate the fair value of the U.K. reporting unit's assets and liabilities as well as the U.K. reporting unit's fair value.  The fair value measurement concepts of SFAS 157 were applied to determine the fair value of applicable financial assets and liabilities.  A decrease in the forecasted cash flows of 10%, or an increase of the discount rate by 25 basis points, would not have resulted in an impairment of goodwill.

PPL also performs a review of the residual value of certain leased assets in accordance with SFAS 13.  PPL tests the residual value of these assets annually.  The residual value is defined by SFAS 13 as the estimated fair value of the leased property at the end of the lease term.  If the review produces a lower estimate of residual value than was originally recorded, PPL is required to determine whether the decline is other-than-temporary.  If it is other-than-temporary, the residual value will be revised using the new estimate.  This reduction in the residual value will be recognized as a loss in the period in which the estimate was changed.  If the review provides a higher estimate of residual value than was originally recorded, no adjustment will be made.

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

In 2008, PPL and its subsidiaries evaluated the residual value of certain leased assets.  This analysis did not indicate any necessary changes to the residual value.  PPL's estimate was based on using projections of electric and fuel prices and any firm sale and purchase agreements.  An increase of the discount rate by 25 basis points or a 10% reduction in the forecasted cash flows would have resulted in an insignificant reduction of the residual value of these leased assets if it was determined that the reduction was other-than-temporary.

4) Leasing

PPL and its subsidiaries apply EITF 01-8 to determine whether an arrangement contains a lease within the scope of SFAS 13.  PPL applies the provisions of SFAS 13 to all transactions that qualify for lease accounting.  In addition, PPL applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for various leasing arrangements.  In general, there are two types of leases from a lessee's perspective:  operating leases (leases accounted for off-balance sheet); and capital leases (leases capitalized on the balance sheet).

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

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of Ironwood.  The tolling agreement extends through 2021 and is considered to contain a lease for accounting purposes that was determined to be an operating lease.  See Notes 11 and 21 to the Financial Statements for additional information.  If this transaction were to be accounted for as a capital lease, PPL would have recorded approximately $269 million of additional assets and liabilities on the Balance Sheet at December 31, 2008.

See Note 11 to the Financial Statements for additional information related to operating leases.

5) Loss Accruals

PPL periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  PPL's accounting for such events is prescribed by SFAS 5 and other related accounting guidance.  SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events, and (2) the amount of the loss can be reasonably estimated.  The FASB defines "probable" as cases in which "the future event or events are likely to occur."  PPL does not record the accrual of contingencies that might result in gains, unless recovery is assured.  PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects require significant judgment by PPL's management.

PPL uses its internal expertise and outside experts (such as lawyers and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Significant judgment was required by PPL's management to perform an assessment of the contingency related to the Montana hydroelectric litigation.

In June 2008, PPL's management assessed the loss exposure related to the Montana hydroelectric litigation, given the June 2008 decision by the Montana First Judicial District Court (District Court).  The District Court awarded compensation of approximately $34 million for the years 2000 through 2006, and approximately $6 million for 2007 as rent for the use of the State of Montana's streambeds by PPL Montana's hydroelectric facilities.  The District Court also deferred the determination of compensation for 2008 and subsequent years to the Montana State Land Board (Land Board).  In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's to assess compensation against PPL Montana for 2008 and future periods.  PPL Montana timely filed its opening appellate in February 2009.

PPL's management concluded, based on its assessment and after consultations with its trial counsel, that it has meritorious arguments on appeal for the years 2000 through 2006.  PPL assessed the likelihood of a loss for these years as reasonably possible.  However, PPL Montana has not recorded a loss accrual for these years, as the likelihood of a loss was not deemed probable.

For 2007 and subsequent years, PPL's management believes that while it also has meritorious arguments, it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana is annually accruing $300,000.

PPL will continue to assess the loss exposure for the Montana hydroelectric litigation in future periods.  See Note 15 to the Financial Statements for additional information on this contingency.

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

PPL reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

6) Asset Retirement Obligations

SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements.  The initial obligation should be measured at its estimated fair value.  An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

FIN 47 clarifies the term conditional ARO as used in SFAS 143.  FIN 47 specifies that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.

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

At December 31, 2008, PPL had AROs totaling $389 million recorded on the Balance Sheet.  Of this amount, $322 million, or 83%, relates to PPL's nuclear decommissioning ARO.  PPL's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to PPL's nuclear decommissioning ARO liability as of December 31, 2008, associated with a change in these assumptions at the time of initial recognition.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$29/$(29)
Discount Rate	0.25%/(0.25)%	$(29)/$32
Inflation Rate	0.25%/(0.25)%	$38/$(34)

7) Income Tax Uncertainties

Significant management judgment is required in developing PPL's provision for income taxes primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

PPL and its subsidiaries adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 altered the methodology PPL previously used to account for income tax uncertainties.  Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5.

Similar to SFAS 5, FIN 48 requires significant management judgment to determine the amount of benefit to be recognized in relation to an uncertain tax position.  FIN 48 requires PPL to evaluate its tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  PPL's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

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

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by payment or receipt of cash, within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48.  See Note 5 to the Financial Statements for the disclosures required by FIN 48.

At December 31, 2008, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could decrease by between $23 million and $129 million for PPL.  This decrease could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

PPL ENERGY SUPPLY, LLC
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA.  Please refer to "Item 1. Business - Background" for descriptions of PPL Energy Supply's domestic and international businesses.  PPL Energy Supply's reportable segments are Supply and International Delivery.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  PPL Energy Supply's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in its regulated international electricity delivery business through efficient operations and strong customer and regulatory relations.  More specifically, PPL Energy Supply's strategy for its electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply's strategy for its U.K. electricity delivery business, WPD, is to own and operate this business at the most efficient cost while maintaining high quality customer service and reliability.

PPL Energy Supply faces several risks in its generation business, principally electricity and capacity wholesale price risk, fuel supply and price risk, power plant performance, evolving regulatory frameworks and counterparty credit risk.  PPL Energy Supply attempts to manage these risks through various means.  For instance, PPL Energy Supply operates a portfolio of generation assets that is diversified as to geography, fuel source, cost structure and operating characteristics.  PPL Energy Supply expects to expand its generation capacity over the next several years through power uprates at certain of its existing power plants, and is continually evaluating the potential construction of new plants and the potential acquisition of existing plants or businesses.  PPL Energy Supply is and will continue to remain focused on the operating efficiency and availability of its existing and any newly constructed or acquired power plants.  In addition, PPL Energy Supply has executed and continues to pursue contracts of varying lengths for energy sales and fuel supply, while using other means to mitigate the risks associated with adverse changes in the difference, or margin, between the cost to produce electricity and the price at which PPL Energy Supply sells it.  PPL Energy Supply's future profitability will be affected by whether PPL Energy Supply decides to, or is able to, continue to enter into long-term or intermediate-term power sales and fuel purchase agreements or renew its existing agreements and prevailing market conditions.  Currently, PPL Energy Supply's commitments for energy sales are satisfied through its own generation assets and supply purchased from third parties.  PPL Energy Supply markets and trades around its physical portfolio of generating assets through integrated generation, marketing and trading functions.

PPL Energy Supply has adopted risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

The principal challenge that PPL Energy Supply faces in its international electricity delivery business is to maintain high quality customer service and reliability in a cost-effective manner.  PPL Energy Supply's international electricity delivery business is rate-regulated.  Accordingly, the business is subject to regulatory risk with respect to the costs that may be recovered and investment returns that may be collected through customer rates.  PPL Energy Supply faces additional financial risks in conducting international operations, such as fluctuations in foreign currency exchange rates.  PPL Energy Supply attempts to manage these financial risks through its risk management programs.

In order to manage financing costs and access to credit markets, a key objective for PPL Energy Supply's business as a whole is to maintain a strong credit profile.  PPL Energy Supply continually focuses on maintaining an appropriate capital structure and liquidity position.

See "Item 1A. Risk Factors" for more information concerning these and other material risks PPL Energy Supply faces in its businesses.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Energy Supply's past and expected future performance in implementing the strategies and managing the risks and challenges mentioned above.  Specifically:

•
"Results of Operations" provides an overview of PPL Energy Supply's operating results in 2008, 2007 and 2006, including a review of earnings, with details of results by reportable segment.  It also provides a brief outlook for 2009.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact PPL Energy Supply's past and future liquidity position and financial condition.  This subsection also includes a listing and discussion of PPL Energy Supply's current credit ratings.

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

Market Events

The continued downturn in the financial markets has increased the complexity of managing credit risk, responding to liquidity needs, measuring derivative and other financial instruments at fair value, and managing market price risk.  Global bank credit capacity has been reduced dramatically and the cost of renewing or establishing new credit facilities has increased significantly.  New bank credit facilities generally are being restricted to less than one-year terms, thereby introducing uncertainties as to businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Commodity Price Risk

The volatility of wholesale energy prices due to the continued financial downturn significantly impacted PPL Energy Supply's 2008 earnings.  See "Statement of Income Analysis - Domestic Gross Energy Margins - Domestic Gross Energy Margins By Region" for further discussion.

Credit Risk

Credit risk is the risk that PPL Energy Supply would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures to limit counterparty credit risk.  The continued volatility and downturn in financial and commodity markets during 2008 have generally increased PPL Energy Supply's exposure to credit risk.  See Note 19 to the Financial Statements for additional information about credit concentration and "Risk Management - Energy Marketing & Trading and Other – Credit Risk" for more information on credit risk.

Liquidity Issues

The continued downturn in financial markets has generally made obtaining new sources of bank and capital markets funding difficult and costly.  During this challenging period, PPL Energy Supply expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  Other than noted below, PPL Energy Supply currently does not expect to need to access capital markets during 2009, but may do so, subject to market conditions, to enhance its liquidity.  PPL Energy Supply plans to remarket to unaffiliated investors, subject to market conditions, $150 million of tax-exempt bonds that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and for which a subsidiary of PPL Energy Supply acted as initial purchaser.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Energy Supply's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

The continued downturn in the financial markets has generally made it difficult for companies to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL Energy Supply transacts, concluding that substantially all of these markets were active as of December 31, 2008, with the exception of the market for auction rate securities.  See Notes 18 and 23 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Securities Price Risk

Declines in the market price of debt and equity securities resulted in unrealized losses that have reduced the asset values of PPL Energy Supply's investments in its nuclear decommissioning trust funds and defined benefit plans.  The nuclear plant decommissioning trust funds experienced negative investment returns during 2008.  The assets in these funds support the cost to decommission the Susquehanna nuclear plant when its licenses, subject to any extensions, expire in 2022 and 2024.  The obligation to decommission the nuclear plant is long-term in nature, exposing the assets held in the funds to price risk.  PPL Energy Supply actively monitors the performance of the investments held in the funds and periodically reviews the funds' investment allocations.  See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - Nuclear Decommissioning Trust Funds - Securities Price Risk" for additional information on securities price risk.

PPL Energy Supply's subsidiaries sponsor various defined benefit plans and participate in and are allocated costs from defined benefit plans sponsored by PPL.  These plans experienced negative investment returns in 2008, impacting the funded status of the plans as disclosed in Note 13 to the Financial Statements.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years is subject to changes in several assumptions, including the performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" for a discussion of the assumptions and sensitivities regarding those assumptions.

The information provided in this Item 7 should be read in conjunction with PPL Energy Supply's Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Net income was:
2008	2007	2006

$768	$1,205	$698

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

PPL Energy Supply's earnings beyond 2008 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Energy Supply's future earnings.

Segment Results

Net income by segment was:

	2008	2007	2006

Supply	$478	$595	$430
International Delivery	290	610	268
Total	$768	$1,205	$698

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

Supply segment net income was:

	2008	2007	2006

Energy revenues (a)	$5,237	$3,425	$3,366
Energy-related businesses	478	723	559
Total operating revenues	5,715	4,148	3,925
Fuel and energy purchases (a)	3,215	1,575	1,718
Other operation and maintenance	891	761	755
Depreciation	183	156	148
Taxes, other than income	21	31	34
Energy-related businesses	464	740	605
Total operating expenses	4,774	3,263	3,260
Other Income - net (b)	11	82	43
Interest Expense (c)	173	109	87
Income Taxes	299	260	168
Minority Interest	2	3	3
Loss from Discontinued Operations			20
Net Income	$478	$595	$430

(a)	Includes unrealized gains and losses from economic activity. See Note 19 to the Financial Statements for additional information.
(b)	Includes interest income from affiliates.
(c)	Includes interest expense with affiliate.

The after-tax changes in net income between these periods were due to the following factors.

	2008 vs. 2007	2007 vs. 2006

Eastern U.S. non-trading margins	$(62)	$63
Western U.S. non-trading margins	5	16
Net energy trading margins	(95)	3
Energy-related businesses	(4)	34
Other operation and maintenance	11	(24)
Depreciation	(16)	(4)
Taxes, other than income	6	2
Other income - net (a)	(21)	17
Interest expense (b)	(38)	(13)
Income taxes	(59)	7
Discontinued operations, net of special item (Note 10)		4
Other	4	(4)
Special items	152	64
	$(117)	$165

(a)	Includes interest income from affiliates.
(b)	Includes interest expense with affiliate.

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins by geographic region and for an explanation of net energy trading margins.

•
The increased contributions from energy-related businesses in 2007 compared with 2006, was primarily due to improved earnings contributions from synfuel projects resulting primarily from higher net gains on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits.  These net gains were partially offset by higher operating losses due to increased production and by lower utilization of tax credits due to the level of crude oil prices.

•
Other operation and maintenance expenses decreased in 2008 compared with 2007, primarily due to lower costs at PPL Energy Supply's coal-fired, hydroelectric and nuclear power plants, and lower defined benefit costs, partially offset by higher bad debt expense.  Other operation and maintenance expenses increased in 2007 compared with 2006, primarily due to higher defined benefit costs and costs at PPL Energy Supply's coal-fired, hydroelectric and nuclear power plants.

•	Depreciation expense was higher in 2008 compared with 2007, primarily due to the Montour scrubbers and Susquehanna uprate projects that were placed in-service in 2008.

•
Other income - net decreased in 2008 compared with 2007, primarily due to a decrease in earnings on nuclear plant decommissioning trust investments and lower gains on sales of real estate.  Other income - net increased in 2007 compared with 2006, primarily due to an increase in interest income and higher gains on sales of real estate.

•	Interest expense increased in both periods primarily due to increased interest on long-term debt resulting from new issuances.

•	Income taxes increased in 2008 compared with 2007, primarily due to the loss of synfuel tax credits as the projects ceased operation at the end of 2007.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.

	2008	2007	2006

MTM adjustments from economic activity (Note 19)	$251	$32	$(11)
Off-site remediation of ash basin leak (Note 15)	1		6
Impairment of domestic telecommunication operations (Note 9)		(23)
Settlement of Wallingford cost-based rates (a)		33
Impairment of transmission rights (b)		(13)
Sale of interest in the Griffith plant (Note 10)			(16)
Reduction in Enron reserve (c)			11
Impairment of synfuel-related assets (Note 15)			(6)
Workforce reduction (Note 13)		(4)	(3)
PJM billing dispute (d)		(1)	(18)
Montana basin seepage litigation (Note 15)	(5)
Synthetic fuel tax adjustment (Note 15)	(13)
Asset impairments (e)	(16)
Impairment of nuclear decommissioning trust investments (Note 23)	(17)		(3)
Impairments and other impacts - emission allowances (Note 15)	(25)
Total	$176	$24	$(40)

(a)
In 2003, PPL Wallingford and PPL EnergyPlus sought from the FERC cost-based payments based upon the RMR status of four units at the Wallingford, Connecticut generating facility.  In 2007, as a result of a settlement agreement, PPL Energy Supply recognized $55 million of revenue and $4 million of interest income related to the settlement agreement.

(b)	See "Other Operation and Maintenance" for more information on the $23 million pre-tax impairment recorded in 2007.
(c)
In 2006, PPL and PPL Energy Supply sold their Enron Corporation bankruptcy claims that related to past due receivables to an independent third party.  In conjunction with the sale, PPL Energy Supply reduced the associated allowance for doubtful accounts.  The effect of this change was to increase income from continuing operations and net income by $11 million.  PPL Energy Supply remained liable if any of the claims were disallowed by the bankruptcy court, under certain circumstances.  During 2008, this exposure expired.

(d)
In 2005, the Pennsylvania Delivery segment recorded a loss accrual, including interest expense, related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that the Supply segment was responsible for a portion of the loss accrual, including interest.

(e)	Includes $13 million related to the cancellation of the Holtwood hydroelectric expansion project. See Note 9 to the Financial Statements for additional information.

2009 Outlook

Excluding special items and the impact of the cost reduction initiative discussed below, PPL Energy Supply projects higher earnings for its Supply business segment in 2009 compared with 2008, driven by higher energy margins, despite higher expected coal expense, as a result of higher baseload generation; higher Western U.S. energy sales prices; and higher expected margins from its marketing and trading activities.  The Supply segment also expects to incur higher operation and maintenance expenses, depreciation and financing costs in 2009.

See Note 26 to the Financial Statements for additional information on a cost reduction initiative completed in February 2009.  The Supply segment expects to achieve annual pre-tax savings of between $14 and $17 million from the reduction of management and staff positions, including a reduction of costs allocated as a result of the elimination of positions at PPL Services.

International Delivery Segment

The International Delivery segment consists primarily of the distribution of electricity in the U.K.  In 2007, PPL Energy Supply completed the sale of its Latin American businesses.  In the first quarter of 2008, the International Delivery segment recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  See Note 10 to the Financial Statements for additional information.

The International Delivery segment results in 2008, 2007 and 2006 reflect the reclassification of Latin American revenues and expenses to Discontinued Operations.

International Delivery segment net income was:

	2008	2007	2006

Utility revenues	$824	$863	$756
Energy-related businesses	33	37	37
Total operating revenues	857	900	793
Other operation and maintenance	186	252	186
Depreciation	134	147	142
Taxes, other than income	66	67	57
Energy-related businesses	14	17	17
Total operating expenses	400	483	402
Other Income - net (a)	17	26	27
Interest Expense (b)	144	183	173
Income Tax Expense (Benefit)	45	(43)	19
Income from Discontinued Operations	5	307	42
Net Income	$290	$610	$268

(a)	Includes interest income from affiliates.
(b)	Includes interest expense with affiliate.

The after-tax changes in net income between these periods were due to the following factors.

	2008 vs. 2007	2007 vs. 2006
U.K.
Delivery margins	$12	$11
Other operating expenses	24	(14)
Depreciation	4	5
Income taxes	24	(39)
Foreign currency exchange rates	(14)	22
Impairment of investment in U.K. real estate (Note 9)		6
Hyder liquidation distributions (Note 9)	(3)	(21)
Gain on transfer of equity investment	(5)
Other	(4)	2
Discontinued Operations, net of special item (Note 10)	(42)	6
Interest expense	17
U.S. income taxes	(1)	26
Change in tax reserves (Note 5)	(31)	31
Gain (loss) on economic hedges (Note 16)	10	(7)
Other	(1)	6
Special items	(310)	308
	$(320)	$342

•
Higher U.K. delivery margins for both periods were primarily due to price increases and favorable changes in customer mix.  The increase in 2007 compared with 2006, was partially offset by a 3% decrease in sales volume, partially due to milder weather in 2007.

•
Lower U.K. other operating expenses in 2008 compared with 2007, were primarily due to lower compensation and lower pension costs.  Higher U.K. other operating expenses in 2007 compared with 2006, were primarily due to higher compensation and pension costs, distribution network repairs, and insurance expense.

•
The decrease in U.K. income taxes in 2008 compared with 2007, was primarily due to the HMRC's determination related to deductibility of imputed interest on a loan from Hyder and a change in tax law that included the phase-out of tax depreciation on industrial buildings over a four-year period.  The increase in U.K. income taxes in 2007 compared with 2006, was primarily due to the transfer in 2006 of a future tax liability from WPD and certain surplus tax losses from Hyder to a former Hyder affiliate.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign currency exchange rates decreased WPD-related revenue and expense line items by 5% in 2008 compared with 2007.  Changes in foreign currency exchange rates increased WPD's portion of revenue and expense line items by 11% in 2007 compared with 2006.

•	Interest expense decreased in 2008 compared with 2007, primarily due to lower borrowing costs resulting from the sale of the Latin American businesses in 2007.

•
U.S. income taxes decreased in 2007 compared with 2006, primarily due to due to changes in the taxable amount of planned cash repatriations, higher foreign tax credits on U.K. distributions and true-ups of prior year returns.

•	The change in a U.S. income tax reserve resulted from the lapse in 2007 of an applicable statute of limitations.

The following after-tax amounts, which management considers special items, also had a significant impact on the International Delivery segment earnings.

	2008	2007	2006

Sale of Latin American businesses (Note 10)		$259
Change in U.K. tax rate (Note 5)		54
Reduction in Enron reserve			$1
Workforce reduction (Note 13)		(4)
Other	$(1)
Total	$(1)	$309	$1

2009 Outlook

Excluding special items, PPL Energy Supply projects lower earnings in 2009 compared with 2008, for its International Delivery segment as a result of higher income taxes and a less favorable currency exchange rate in the U.K.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investor's understanding of PPL Energy Supply's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL Energy Supply believes that "Domestic Gross Energy Margins" are useful and meaningful to investors because they provide them with the results of PPL Energy Supply's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL Energy Supply's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Domestic Gross Energy Margins" as defined by PPL Energy Supply and "Operating Income."

	2008	2007	2006

Operating Income (a)	$1,398	$1,302	$1,056
Adjustments:
Utility (a)	(824)	(863)	(756)
Energy-related businesses, net (b)	(33)	(3)	26
Other operation and maintenance (a)	1,077	1,013	941
Depreciation (a)	317	303	290
Taxes, other than income (a)	87	98	91
Revenue adjustments (c)	(1,061)	194	(113)
Expense adjustments (c)	603	(220)	159
Domestic gross energy margins	$1,564	$1,824	$1,694

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	2008	2007	Change
Revenue
Wholesale energy marketing (a)	$3,381	$1,472	$1,909
Wholesale energy marketing to affiliate (a)	1,826	1,810	16
Unregulated retail electric and gas (a)	151	102	49
Net energy trading margins (a)	(121)	41	(162)
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(14)	(15)	1
Miscellaneous unregulated retail electric and gas	(1)	(1)
MTM adjustments from economic activity (c)	(1,061)	145	(1,206)
Gains from sale of emission allowances (d)	6	109	(103)
RMR revenues		(52)	52
Other	9	8	1
Total revenue adjustments	(1,061)	194	(1,255)
	4,176	3,619	557
Expense
Fuel (a)	1,011	906	105
Energy purchases (a)	2,096	513	1,583
Energy purchases from affiliate (a)	108	156	(48)
Expense adjustments (b)
MTM adjustments from economic activity (c)	(631)	200	(831)
Other	28	20	8
Total expense adjustments	(603)	220	(823)
	2,612	1,795	817
Domestic gross energy margins	$1,564	$1,824	$(260)

	2007	2006	Change
Revenue
Wholesale energy marketing (a)	$1,472	$1,532	$(60)
Wholesale energy marketing to affiliate (a)	1,810	1,708	102
Unregulated retail electric and gas (a)	102	91	11
Net energy trading margins (a)	41	35	6
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(15)	(16)	1
Miscellaneous unregulated retail electric and gas	(1)	(1)
MTM adjustments from economic activity (c)	145	(120)	265
Gains from sale of emission allowances (d)	109	22	87
RMR revenues	(52)		(52)
Other	8	2	6
Total revenue adjustments	194	(113)	307
	3,619	3,253	366
Expense
Fuel (a)	906	763	143
Energy purchases (a)	513	798	(285)
Energy purchases from affiliate (a)	156	157	(1)
Expense adjustments (b)
MTM adjustments from economic activity (c)	200	(139)	339
PJM billing dispute (e)		(28)	28
Other	20	8	12
Total expense adjustments	220	(159)	379
	1,795	1,559	236
Domestic gross energy margins	$1,824	$1,694	$130

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See Note 19 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)
In 2005, PPL Electric recorded a loss accrual, including interest expense, related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that PPL Energy Supply was responsible for a portion of the loss accrual, including interest.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	2008	2007	Change
Non-trading
Eastern U.S.	$1,396	$1,502	$(106)
Western U.S.	289	281	8
Net energy trading	(121)	41	(162)
Domestic gross energy margins	$1,564	$1,824	$(260)

	2007	2006	Change
Non-trading
Eastern U.S.	$1,502	$1,393	$109
Western U.S.	281	254	27
Net energy trading (a)	41	47	(6)
Domestic gross energy margins	$1,824	$1,694	$130

(a)	2006 includes the margins of the Griffith plant prior to its sale in June 2006, which is reflected in the Statement of Income in Discontinued Operations.

Eastern U.S.

Eastern U.S. non-trading margins were $106 million lower in 2008 compared with 2007.  This decrease was primarily due to higher average fuel prices, up 16%, primarily due to higher coal prices.  Also contributing to the decrease was lower baseload generation, down 4%, primarily due to unplanned outages at the eastern coal-fired units and retirement of the Martins Creek coal-fired units in September 2007.  Partially offsetting these lower margins were higher margins from the hedged sale of generation in the wholesale market and a 1.4% increase in PLR sales prices in accordance with the PUC Final Order.

Eastern U.S. non-trading margins were $109 million higher in 2007 compared with 2006.  This increase was primarily due to new full requirements supply contracts and higher wholesale market prices for electricity.  Also contributing to the improvement was increased generation output from PPL Energy Supply's nuclear and coal-fired generating facilities.  Nuclear generation was 2% higher in 2007.  Coal-fired generation was up slightly in 2007 despite retirement of Martins Creek Units 1 and 2 in September.

Western U.S.

Western U.S. non-trading margins were $8 million higher in 2008 compared with 2007.  This increase was primarily due to increased generation from the hydroelectric units, up 2%.

Western U.S. non-trading margins were $27 million higher in 2007 compared with 2006.  This increase was primarily due to higher market prices for electricity combined with increased generation from coal-fired generating facilities.  Coal-fired generation was 6% higher in 2007.

Net Energy Trading

PPL Energy Supply enters into energy contracts to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  The margins from these trading activities are reflected in the Statements of Income as "Net energy trading margins."  These physical and financial contracts cover trading activity associated with electricity, FTRs, gas and oil.

Net energy trading margins decreased by $162 million in 2008 compared with 2007.  This decrease consists of $135 million of lower unrealized margins and $27 million of lower realized margins, both driven by significant decreases in power and gas prices.

Net energy trading margins decreased by $6 million in 2007 compared with 2006.  Energy trading margins from realized transactions decreased $10 million and were partially offset by a $4 million increase from unrealized transactions.

The realized physical volumes for electricity and gas associated with energy trading were:

	2008	2007	2006

GWh	15,430	13,290	7,724
Bcf	20.2	16.1	21.5

Utility Revenues

The changes in utility revenues were attributable to:

	2008 vs. 2007	2007 vs. 2006

U.K. electric delivery revenue	$3	$31
U.K. foreign currency exchange rates	(42)	76
	$(39)	$107

Higher U.K. electric delivery revenues for 2008 compared with 2007, excluding foreign currency exchange rate impacts, were primarily due to an increase in prices effective April 1 and favorable changes in customer mix, partially offset by a decrease in engineering and metering services performed for third parties.

Higher U.K. electric delivery revenues for 2007 compared with 2006, excluding foreign currency exchange rate impacts, were primarily due to an increase in prices effective April 1, favorable changes in customer mix and an increase in engineering services performed for third parties.  The increase was partially offset by a 3% decrease in sales volume, primarily due to milder weather in 2007.

Energy-related Businesses

Energy-related businesses contributed $30 million more to operating income in 2008 compared with 2007.  The increase was primarily attributable to:

•	a $39 million impairment in 2007 of domestic telecommunication operations that were subsequently sold in 2007; and
•	an $11 million increase in contributions from PPL Energy Supply's energy services-related businesses mainly due to increased construction activity; partially offset by
•
$11 million of lower pre-tax contributions from synfuel projects.  This reflects a $77 million net gain recorded in 2007 on options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits.  No such options were held in 2008.  This decrease was partially offset by $66 million less in operating losses from synfuel projects as the projects ceased operation at the end of 2007; and

•	$5 million less in contributions from the domestic telecommunication operations sold in 2007.

Energy-related businesses contributed $29 million more to operating income in 2007 compared with 2006.  The increase was primarily attributable to:

•
$61 million of higher pre-tax contributions from synfuel projects.  This reflects a $66 million net gain on the settlement of options purchased to hedge the risk associated with the phase-out of synthetic fuel tax credits and an impairment charge of $10 million on the synfuel-related assets in 2006, partially offset by $15 million of higher operating losses due to higher production levels in 2007; and

•	a $9 million increase related to PPL Energy Supply's energy services-related businesses; partially offset by
•	a $39 million impairment of the domestic telecommunication operations that were sold in 2007.

See Note 9 to the Financial Statements for additional information on the sale of domestic telecommunication assets.  See Note 15 to the Financial Statements for additional information on the shutdown of the synfuel facilities in 2007.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	2008 vs. 2007	2007 vs. 2006

Lower (higher) gains on sales of emission allowances	$103	$(87)
Impairment and other charges - emission allowances (Note 15)	42
Impairment of cancelled generation expansion project (Note 9)	22
Trademark royalty fees from a PPL subsidiary (Note 16)	9	3
Colstrip groundwater litigation (Note 15)	8
WPD insurance adjustment		7
Reduction in Enron reserve in 2006 (a)		19
Martins Creek ash basin remediation (Note 15)	(2)	11
Domestic and international workforce reduction	(6)	10
U.K. foreign currency exchange rates	(8)	19
Costs at Western and Eastern U.S. fossil/hydroelectric stations	(12)	6
WPD recoverable engineering services	(17)	19
Costs at Susquehanna station and other nuclear related expenses	(17)	4
Allocation of corporate service costs (Note 16)	(21)	10
Impairment of transmission rights (b)	(23)	23
Defined benefit costs (Note 13)	(30)	10
Other	16	18
	$64	$72

(a)
In 2006, PPL Energy Supply sold its Enron Corporation bankruptcy claims that related to past due receivables to an independent third party.  In conjunction with the sale, PPL Energy Supply reduced the associated allowance for doubtful accounts.  PPL Energy Supply remained liable if any of the claims were disallowed by the bankruptcy court, under certain circumstances.  During 2008 this exposure expired.

(b)
In 2007, Maine Electric Power Company (MEPCO), ISO New England and other New England transmission owners submitted a filing to the FERC seeking to roll the revenue requirement of the MEPCO transmission facilities into the regional transmission rates in New England and to change certain rules concerning the use of the transmission line for energy and capacity.  PPL Energy Supply protested this proposal and recorded an impairment of the transmission rights based on their estimated fair value as determined by an internal model and other market analysis.

Depreciation

Increases in depreciation expense were due to:

	2008 vs. 2007	2007 vs. 2006

Additions to PP&E (a)	$37	$20
Impact in 2007 of not depreciating telecommunication assets subsequently sold (Note 9)		(5)
U.K. foreign currency exchange rates	(7)	13
Extension of useful lives of certain WPD network assets in mid-2007 (Note 1)	(13)	(18)
Other	(3)	3
	$14	$13

(a)	Additions in 2008 include the Susquehanna uprate project and the scrubbers installed at the Montour plant.

Taxes, Other Than Income

Taxes, other than income, decreased by $11 million in 2008 compared with 2007.  The decrease was primarily due to:

•	a $7 million PPL Montana property tax refund recorded in 2008;
•	a $3 million decrease from changes in U.K. foreign currency exchange rates; and
•	a $2 million decrease in Pennsylvania capital stock tax expense, primarily due to a change in the tax rate; partially offset by
•	a $3 million increase in WPD property taxes, primarily attributable to inflation.

Taxes, other than income, increased by $7 million in 2007 compared with 2006. The increase was primarily due to:

•	a $5 million increase from changes in U.K. foreign currency exchange rates; and
•	a $4 million increase in WPD property taxes, attributable to a $2 million refund credit in 2006 and inflation; partially offset by
•	a $3 million decrease in Pennsylvania capital stock tax expense.

Other Income - net

See Note 17 to the Financial Statements for details of other income.

Interest Income from Affiliates

Interest income from affiliates decreased by $15 million for the year ended 2008 compared with 2007.  The decrease was the result of reduced average balances outstanding on notes receivable from affiliates and the floating interest rate on the $300 million collateral deposit related to the PLR contract.

Interest income from affiliates increased by $8 million for the year ended 2007 compared with 2006.  The increase was the result of an increase in average balances outstanding on a note receivable from an affiliate.

Interest Expense

The increases in interest expense, which include "Interest Expense with Affiliate," were due to:

	2008 vs. 2007	2007 vs. 2006

Long-term debt interest expense primarily due to new issuances (Note 8)	$28	$54
Short-term debt interest expense	8	3
Amortization of debt issuance costs	5	(2)
Interest expense with affiliate		(1)
Interest accrued for PJM billing dispute (a)		(3)
Capitalized interest	(1)	(33)
Hedging activities	(4)	3
Redemption of 8.23% Subordinated Debentures in 2007 (Note 16)	(4)	(7)
U.K. foreign currency exchange rates	(8)	14
Other	1	4
	$25	$32

(a)
In 2005, PPL Electric recorded a loss accrual, including interest expense, related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that PPL Energy Supply was responsible for a portion of the loss accrual.

Income Taxes

The changes in income taxes were due to:

	2008 vs. 2007	2007 vs. 2006

Synthetic fuel and other tax credits	$72	$1
U.K. Finance Act adjustments (Note 5)	46	(54)
Tax reserve adjustments (Note 5)	44	(23)
Transfer of WPD tax items in 2006 (Note 5)		20
Tax on foreign earnings	(3)	(4)
(Lower) higher pre-tax book income	(5)	108
Tax return adjustments (Note 5)	(18)	(12)
Other	(9)	(6)
	$127	$30

See Note 5 to the Financial Statements for details on effective income tax rates.

Discontinued Operations

Income from Discontinued Operations decreased by $302 million in 2008 compared with 2007.  The decrease was primarily attributable to gains on the sale of PPL Energy Supply's Latin American businesses in 2007.  This is also the primarily reason for the increase in Income from Discontinued Operations of $285 million in 2007 compared with 2006.

See Note 10 to the Financial Statements for additional information regarding PPL Energy Supply's Discontinued Operations.

Financial Condition

Liquidity and Capital Resources

In general, continued downturn in the financial markets has made obtaining new sources of bank and capital markets funding difficult and costly.  During this challenging period, PPL Energy Supply continues to focus on maintaining a strong credit profile and liquidity position.  PPL Energy Supply expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  PPL Energy Supply currently does not expect to need to access commercial paper or capital markets during 2009, except to remarket certain bonds to unaffiliated investors as discussed below under "Forecasted Sources of Cash," but may decide to access capital markets, subject to market conditions, to enhance its liquidity.

PPL Energy Supply's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL Energy Supply receives from selling power;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•	significant switching by PPL Electric's customers to or from alternative suppliers that would impact the level of sales under the PLR contracts;
•
ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL Energy Supply's risk exposure to adverse electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL Energy Supply's international distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL Energy Supply does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with international electricity delivery businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Energy Supply's current and past business activities;
•	continued downturn in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

At December 31, PPL Energy Supply had the following:

	2008	2007	2006

Cash and cash equivalents	$464	$355	$524
Short-term investments (a) (b)	150	102	328
	$614	$457	$852
Short-term debt	$584	$51

(a)
2008 amount represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  See Note 8 to the Financial Statements for further discussion.

(b)	Includes $10 million and $122 million of auction rate securities at December 31, 2007 and 2006. See below for a discussion of auction rate securities.

The changes in PPL Energy Supply's cash and cash equivalents position resulted from:

	2008	2007	2006

Net Cash Provided by Operating Activities	$1,039	$1,094	$1,240
Net Cash Used in Investing Activities	(1,696)	(305)	(1,261)
Net Cash Provided by (Used in) Financing Activities	779	(963)	315
Effect of Exchange Rates on Cash and Cash Equivalents	(13)	5	3
Net Increase (Decrease) in Cash and Cash Equivalents	$109	$(169)	$297

Auction Rate Securities

PPL Energy Supply had auction rate securities totaling $19 million at December 31, 2008, which were classified as "Investments - Other," and $10 million and $122 million at December 31, 2007 and 2006, which were classified as "Short-term investments" on the Balance Sheets.  Historically, an active market existed for such investments, and the auctions provided an opportunity for investors either to hold an investment at a periodically reset interest rate or to sell the investment at its par value for immediate liquidity.  In early 2008, investor concerns about credit and liquidity in the financial markets, generally, as well as investor concerns over specific insurers that guarantee the credit of certain of the underlying securities, created uncertainty in the auction rate securities market and these securities generally failed to be remarketed through their established auction process.  These auction failures and the resulting illiquidity continue to impact PPL Energy Supply's investment in auction rate securities.

At December 31, 2008, PPL Energy Supply concluded that the fair value of its auction rate securities was $19 million, a temporary decline of $5 million from par value.  Because PPL Energy Supply intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL Energy Supply believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  Additionally, PPL Energy Supply does not anticipate having to sell these securities to fund operations.  As such, the decline in fair value is deemed temporary due to general market conditions.  See Note 18 to the Financial Statements for further discussion of auction rate securities.

Operating Activities

Net cash provided by operating activities decreased by 5%, or $55 million, in 2008 compared with 2007, primarily as a result of increased expenditures for fuel, primarily due to higher coal prices, lower realized net energy trading margins, driven by significant decreases in power and gas prices, higher interest paid, primarily due to higher debt levels in 2008, and cash flows provided by Latin America's operations in 2007 but not 2008, due to the sale of the Latin American businesses in 2007.  The decreases to cash provided by operating activities resulting from these items were partially offset by higher revenues, due primarily to the hedged sale of generation in the wholesale market, increased sales volumes to PPL Electric under the PLR contracts to support the PLR load and a 1.4% increase in PLR sales prices, as well as less U.S. income tax payments, primarily as a result of a refund received in 2008, and operating losses incurred in 2007 in connection with synfuel projects that ceased operation at the end of 2007.

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

PPL Energy Supply expects to continue to maintain stable cash provided by operating activities as a result of its power sales commitments from wholesale and retail customers and long-term fuel purchase contracts.  PPL Energy Supply estimates that, on average, approximately 95% of its expected annual generation output for 2009 is committed under power sales contracts.  PPL Energy Supply has and will continue to layer in power sales contracts in the wholesale markets for the capacity and energy currently committed under the PLR supply contracts with PPL Electric, which expire at the end of 2009.  Based on the way in which the wholesale markets have developed over the last several years, PPL Energy Supply expects that new contracts are likely to continue to be of a shorter duration than the PLR supply contracts, which at inception had terms of approximately nine years.

PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Energy Supply's or its subsidiary's credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL Energy Supply's or its subsidiary's ratings were lowered to below "investment grade" and energy prices increased by 10%, PPL Energy Supply estimates that, based on its December 31, 2008 positions, it would have had to post additional collateral of approximately $815 million, compared with $829 million at December 31, 2007.  PPL Energy Supply has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2008 and projected expenditures for the years 2009 through 2013.

Net cash used in investing activities increased 456%, or $1.4 billion, in 2008 compared with 2007, as PPL Energy Supply received aggregate proceeds of $898 million from the sale of its Latin American businesses and telecommunication operations in 2007.  Additionally, there was a change of $329 million from purchases and sales of other investments, a change of $352 million from purchases and sales of intangible assets, and an increase of $42 million in the amount of cash that became restricted.  The increase in cash used in investing activities from the above items was partially offset by a decrease of $217 million in capital expenditures.

Net cash used in investing activities decreased 76%, or $956 million, in 2007 compared with 2006 primarily as a result of aggregate proceeds of $898 million received from the sale of PPL Energy Supply's Latin American businesses and telecommunication operations in 2007 compared to $110 million received from the sale of its interest in the Griffith plant in 2006, as well as a change of $529 million from purchases and sales of other investments and a change of $79 million from purchases and sales of intangible assets.  These increases were partially offset by an increase of $298 million in capital expenditures, primarily as a result of construction of pollution control equipment at coal-fired plants in Pennsylvania, and an increase of $96 million in the additional amount of cash that became restricted.

Financing Activities

Net cash provided by financing activities was $779 million in 2008 compared with $963 million of net cash used in financing activities in 2007 and net cash provided by financing activities of $315 million in 2006.  The change from 2007 to 2008 primarily reflects increased issuances and lower retirements of long-term debt, reduced distributions to and contributions from Member and increased short-term borrowings in 2008.  The change from 2006 to 2007 primarily reflects reduced issuances of long-term debt and increased distributions to Member in 2007 in support of the repurchase of PPL common stock under PPL's stock repurchase program.

In 2008, cash provided by financing activities primarily consisted of net debt issuances of $1.1 billion and $421 million in contributions from Member, partially offset by $750 million in distributions to Member.  In 2007, cash used in financing activities primarily consisted of net debt retirements of $180 million and $1.5 billion of distributions to Member, partially offset by $700 million in contributions from Member.  In 2006, cash provided by financing activities primarily consisted of net debt issuances of $950 million and $115 million of contributions from Member, partially offset by $712 million in distributions to Member.

See "Forecasted Sources of Cash" for a discussion of PPL Energy Supply's plans to issue debt securities, as well as a discussion of credit facility capacity available to PPL Energy Supply.  Also see "Forecasted Uses of Cash" for information regarding maturities of PPL Energy Supply's long-term debt.

PPL Energy Supply's debt financing activity in 2008 was:

	Issuances (a)	Retirements

PPL Energy Supply Senior Unsecured Notes	$699
PPL Energy Supply Tax-Exempt Financing	150
PPL Energy Supply Convertible Senior Notes (b)		$(57)
WPD Senior Unsecured Notes (c)		(209)
PPL Energy Supply short-term debt (net change)	285
WPD short-term debt (net change)	249
Total	$1,383	$(266)
Net increase	$1,117

(a)	Amounts are net of pricing discounts, where applicable.
(b)	See Notes 4 and 8 to the Financial Statements for information on the terms of the Convertible Senior Notes and discussion of conversions and redemptions during 2008.
(c)	Retirement is net of $16 million received on settlement of related cross-currency swaps.

See Note 8 to the Financial Statements for more detailed information regarding PPL Energy Supply's financing activities in 2008.

Forecasted Sources of Cash

PPL Energy Supply expects to continue to have significant sources of cash available in the near term, including various credit facilities, operating leases and contributions from Member.  PPL Energy Supply currently does not expect to need to access commercial paper markets or capital markets during 2009, except to remarket certain bonds to unaffiliated investors as discussed below, but may decide to access capital markets, subject to market conditions, to enhance its liquidity.

Credit Facilities

At December 31, 2008, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued (e)		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,210		$285		$620		$3,305

WPDH Limited Credit Facility (b)	₤	150	₤	121			₤	29
WPD (South West) Credit Facilities (c)		155		37	₤	4		114
Total WPD Credit Facilities (d)	₤	305	₤	158	₤	4	₤	143
(a)
The committed capacity under one of PPL Energy Supply's syndicated credit facilities decreased by approximately $175 million in December 2008 as a result of the termination of the commitment of a participating lender.

PPL Energy Supply has the ability to borrow $3.6 billion under its credit facilities.  Such borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Energy Supply also has the capability to cause the lenders to issue up to $4.2 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Energy Supply may request that the capacity of two of its facilities be increased by up to an aggregate of $650 million.

These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%.  At December 31, 2008 and 2007, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 44% and 36%.  The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

The committed capacity expires as follows:  $685 million in 2009, $300 million in 2011 and $3.2 billion in 2012.

The commitments under PPL Energy Supply's domestic credit facilities are provided by a diverse bank group consisting of 23 banks, with no one bank providing more than 14% of the total committed capacity.

(b)
Borrowings under WPDH Limited's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.  At December 31, 2008 and 2007, WPDH Limited's interest coverage ratios, as calculated in accordance with its credit facility, were 4.6 and 4.0.  At December 31, 2008 and 2007, WPDH Limited's RAB, as calculated in accordance with the credit facility, exceeded its total net debt by £385 million, or 31%, and £548 million, or 54%.

(c)
WPD (South West) has two credit facilities:  one under which it can make cash borrowings and another under which it has the capability to cause the lender to issue up to approximately £5 million (approximately $8 million at December 31, 2008) of letters of credit.  Borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

This credit facility under which it can make cash borrowings contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facility.  At December 31, 2008 and 2007, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit facility, were 4.4.  At December 31, 2008 and 2007, WPD (South West)'s RAB, as calculated in accordance with the credit facility, exceeded its total gross debt by £347 million and £349 million.

(d)
The committed capacity of WPD's credit facilities expires as follows:  £155 million in 2009 and £150 million in 2013.

At December 31, 2008, unused capacity of WPD's credit facilities was approximately $219 million.

(e)
The borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon.  The letters of credit issued as of December 31, 2008, generally expire in 2009.

In addition to the financial covenants noted in the table above, the credit agreements governing the credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL Energy Supply monitors compliance with the covenants on a regular basis.  At December 31, 2008, PPL Energy Supply was in material compliance with these covenants.  At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

During 2009, PPL Energy Supply currently intends to take the following actions as it relates to its committed credit facility capacity:  increase its domestic capacity up to a maximum total of $5.0 billion through traditional bank or structured-type credit facilities, which includes the renewal or extension of certain facilities that expire in 2009, and increase WPD's capacity up to a maximum total of ₤355 million, including the renewal and extension of certain facilities that expire in 2009.

Commercial Paper

PPL Energy Supply usually maintains a commercial paper program, under which commercial paper issuances are supported by its credit facilities, to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  During 2008, PPL Energy Supply had a commercial paper program in place for up to $500 million.  PPL Energy Supply had no commercial paper outstanding at December 31, 2008.

As discussed below under "Credit Ratings," S&P lowered its rating on PPL Energy Supply's commercial paper to A-3 from A-2 in January 2009.  Based on its current cash position and anticipated cash flows, PPL Energy Supply currently does not expect to need to issue any commercial paper during 2009.  As a result of this expectation, coupled with the lack of liquidity in commercial paper markets for paper with an A-3 rating, in January 2009, PPL Energy Supply closed its commercial paper program and requested that Moody's, S&P and Fitch each withdraw their ratings on its commercial paper program, which each rating agency subsequently did.

Operating Leases

PPL Energy Supply and its subsidiaries also have available funding sources that are provided through operating leases.  PPL Energy Supply's subsidiaries lease office space, land, buildings and certain equipment.  These leasing structures provide PPL Energy Supply additional operating and financing flexibility.  The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

PPL Energy Supply, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases.  These operating leases are not recorded on PPL Energy Supply's Balance Sheets.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends.  At this time, PPL Energy Supply believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases.  See Note 8 to the Financial Statements for a discussion of other dividend restrictions related to WPD.

See Note 11 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt Securities and Contributions from Member

PPL Energy Supply currently does not plan to issue any long-term debt securities, except to remarket to unaffiliated investors $150 million of tax-exempt bonds that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and for which a subsidiary of PPL Energy Supply acted as initial purchaser.  See Note 8 to the Financial Statements for further discussion of the tax-exempt bonds issued by the PEDFA.  The proceeds from remarketing of the tax-exempt PEDFA bonds will be used to fund capital expenditures and for general corporate purposes.

From time to time, as determined by its Board of Directors, PPL Energy Supply's Member, PPL Energy Funding, makes capital contributions to PPL Energy Supply.  PPL Energy Supply uses these contributions for general corporate purposes.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL Energy Supply currently expects to incur future cash outflows for capital expenditures, various contractual obligations, distributions to its Member and the purchase of a portion of certain of its debt securities.

Capital Expenditures

The table below shows PPL Energy Supply's actual spending for the year 2008 and current capital expenditure projections for the years 2009 through 2013.

	Actual	Projected
	2008	2009	2010	2011	2012	2013
Construction expenditures (a) (b)
Generating facilities	$365	$270	$471	$482	$338	$409
Transmission and distribution facilities	278	251	428	448	460	477
Environmental	416	210	68	98	114	6
Other	37	14	17	6	7	6
Total Construction Expenditures	1,096	745	984	1,034	919	898
Nuclear fuel	96	151	161	178	181	184
Total Capital Expenditures	$1,192	$896	$1,145	$1,212	$1,100	$1,082

(a)	Construction expenditures include capitalized interest, which is expected to be approximately $158 million for the years 2009 through 2013.
(b)	Includes expenditures for certain intangible assets.

PPL Energy Supply's capital expenditure projections for the years 2009 through 2013 total approximately $5.4 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  In light of current economic conditions, including the high cost of capital, and projections of future energy prices, certain projects previously included in this table have been cancelled or completion dates have been delayed.  See Note 9 to the Financial Statements for information on the cancellation of the Holtwood hydroelectric plant expansion project.  This table includes projected costs related to the planned 148 MW incremental capacity increases.  See Note 15 to the Financial Statements for additional information regarding the installation cost of scrubbers and other pollution control equipment, which comprise most of the "Environmental" expenditures noted above.

PPL Energy Supply plans to fund all of its capital expenditures in 2009 with cash on hand, cash from operations, contributions from Member and the remarketing of the tax-exempt PEDFA bonds.

Contractual Obligations

PPL Energy Supply has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2008, the estimated contractual cash obligations of PPL Energy Supply were:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$5,156		$500	$737	$3,919
Interest on Long-term Debt (b)	5,241	$305	610	549	3,777
Operating Leases	1,080	117	218	217	528
Purchase Obligations (c)	6,142	1,462	1,510	1,029	2,141
Other Long-term Liabilities Reflected on the Balance Sheet under GAAP (d) (e)	120	71	49
Total Contractual Cash Obligations	$17,739	$1,955	$2,887	$2,532	$10,365

(a)
Reflects principal maturities only based on legal maturity.  See Statements of Long-term Debt for a discussion of the remarketing feature related to PPL Energy Supply's 5.70% REset Put Securities, as well as discussion of variable-rate remarketable bonds issued by PEDFA on behalf of PPL Energy Supply.  PPL Energy Supply does not have any significant capital lease obligations.

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

(e)
At December 31, 2008, total unrecognized tax benefits of $119 million were excluded from this table as PPL Energy Supply cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Distributions to Member

From time to time, as determined by its Board of Managers, PPL Energy Supply makes return of capital distributions to its Member.

Purchase of Debt Securities

On February 17, 2009, PPL Energy Supply initiated cash tender offers for up to $250 million aggregate principal amount of certain of its outstanding senior notes.  The series of notes, in order of their priority level for acceptance by PPL Energy Supply, are as follows:  6.00% Senior Notes due 2036, 6.20% Senior Notes due 2016 and 5.40% Senior Notes due 2014.  The tender offer for each series of notes expires on March 16, 2009.

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

The following table summarizes the credit ratings of PPL Energy Supply and its rated subsidiaries at December 31, 2008.

	Moody's	S&P	Fitch (a)
PPL Energy Supply (b)
Issuer Rating		BBB	BBB
Senior Unsecured Notes	Baa2	BBB	BBB+
Commercial Paper	P-2	A-2	F2
Outlook	STABLE	STABLE	STABLE

PPL Montana
Pass-Through Certificates	Baa3	BBB-	BBB
Outlook	STABLE	STABLE

WPDH Limited
Issuer Rating	Baa3	BBB-	BBB-
Senior Unsecured Debt	Baa3	BBB-	BBB
Short-term Debt		A-3
Outlook	STABLE	STABLE	POSITIVE

WPD LLP
Issuer Rating		BBB-	BBB
Short-term Debt		A-3
Outlook		STABLE	POSITIVE

WPD (South Wales)
Issuer Rating		BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt		A-2	F2
Outlook	STABLE	STABLE	POSITIVE

WPD (South West)
Issuer Rating	Baa1	BBB+	BBB+
Senior Unsecured Debt	Baa1	BBB+	A-
Short-term Debt	P-2	A-2	F2
Outlook	STABLE	STABLE	POSITIVE

(a)	All Issuer Ratings for Fitch are "Issuer Default Ratings."
(b)
Excludes Exempt Facilities Revenue Bonds issued by the PEDFA on behalf of PPL Energy Supply, some of which are currently supported by a letter of credit and are rated on the basis of the credit enhancement.

Moody's and S&P did not take any actions related to PPL Energy Supply and its rated subsidiaries during 2008.  Fitch took the following actions in 2008:

•	In March 2008, Fitch completed a review of its credit ratings for PPL Energy Supply and affirmed all of its ratings.
•	In May 2008, Fitch changed its outlook for WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) to positive from stable.
•	In August 2008, Fitch affirmed its BBB rating of PPL Montana's 8.903% Pass-Through Certificates due 2020.

In January 2009, S&P completed a review of PPL Energy Supply, upon which it revised its outlook to negative from stable and affirmed its BBB issuer rating.  As a result of the negative outlook, S&P lowered PPL Energy Supply's commercial paper rating to A-3 from A-2.  S&P stated in its press release that the revision in the outlook for PPL Energy Supply is based primarily on lower than expected cash flows for 2008 combined with concerns over further pressure on financial metrics in 2009.

At the request of PPL Energy Supply, Fitch, in January 2009, and Moody's and S&P, in February 2009, each withdrew their commercial paper rating for PPL Energy Supply.

In February 2009, S&P revised its outlook to negative from stable for each of WPDH Limited, WPD LLP, WPD (South Wales) and WPD (South West) and affirmed the issuer and short-term debt ratings of each of the entities.  S&P stated in its press release that the revision in the outlook is a reflection of the change to PPL's outlook to negative from stable and is not a result from any change in WPD's stand-alone credit profile.

Ratings Triggers

WPD (South West)'s 1.541% Index-linked Notes due 2053 and 2056 and WPD (South Wales)'s 4.80436% Notes due 2037 may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate.  These notes totaled $722 million at December 31, 2008.

PPL Energy Supply does not have additional material liquidity exposures caused by a ratings downgrade that would accelerate the due dates of borrowings.  However, PPL Energy Supply has various other contracts, including contracts for the sale and purchase of electricity and fuel, and surety bonds, which contain provisions requiring PPL Energy Supply to post collateral or other credit enhancements, or provide for reductions or terminations of a portion of the entire contract through cash settlement, in the event of a ratings downgrade.  If PPL Energy Supply's or its subsidiaries' credit ratings had been below investment grade at December 31, 2008, PPL Energy Supply would have had to post an additional $874 million of collateral to counterparties.

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

PPL Energy Supply has entered into certain guarantee agreements that are within the scope of FIN 45.  See Note 15 to the Financial Statements for a discussion of guarantees.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Background

Market risk is the potential loss PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument.  PPL Energy Supply is exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, and the purchase of fuel for generating assets and energy trading activities;

•
interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities invested in PPL Energy Supply's nuclear decommissioning trust funds and PPL Energy Supply's defined benefit plans; and

•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars.

PPL Energy Supply has a risk management policy approved by PPL's Board of Directors to manage market risk and counterparty credit risk.  Credit risk is discussed below.  The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, daily portfolio reporting, including open positions, mark-to-market valuations and other risk management metrics.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

Contract Valuation

PPL Energy Supply utilizes forward contracts, futures contracts, options, swaps and structured deals, such as tolling agreements, as part of its risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility. Effective January 1, 2008, PPL Energy Supply adopted SFAS 157, as discussed in Notes 1 and 18 to the Financial Statements.  SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  When available, quoted market prices are used to determine the fair value of a commodity or financial instrument.  This may include exchange prices, quotes obtained from brokers, or an independent valuation by an external source, such as a bank.  However, market prices for energy or energy-related contracts may not be readily determinable because of market illiquidity.  If no active trading market exists, contract valuations may include the use of internally developed models, which are then reviewed by an independent, internal group.  Additionally, PPL Energy Supply considers and incorporates appropriate credit risk, liquidity risk and modeling risk in its fair value measurements.  Although PPL Energy Supply believes its valuation methods are reasonable, changes in underlying assumptions could result in significantly different values and realization in future periods.

Accounting and Reporting

To account for and report on contracts entered into to manage market risk, PPL Energy Supply follows the provisions of SFAS 133, EITF 02-3, and EITF 03-11.  In accordance with SFAS 133, all derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they meet SFAS 133's criteria for exclusion), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

In accordance with EITF 02-3, PPL Energy Supply reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statements of Income.

In accordance with EITF 03-11, gains and losses associated with non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points.  A major market delivery point is any delivery point with liquid pricing available.

These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  Short-term derivative positions are included in "Current Assets" and "Current Liabilities."  Long-term derivative positions are included in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."

Accounting Designation

Energy contracts that do not qualify as derivatives receive accrual accounting treatment.  For commodity contracts that meet the definition of a derivative, the circumstances and intent existing at the time that energy transactions are entered into determine their accounting designation.  In addition to commodity transactions, PPL Energy Supply enters into financial interest rate and foreign currency swap contracts to hedge interest expense and foreign currency risk associated with both existing and anticipated debt issuances.  PPL Energy Supply also enters into foreign currency swap contracts to hedge the fair value of firm commitments denominated in foreign currency and net investments in foreign operations.  As with commodity transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation.  These designations are verified by an independent internal group on a daily basis.  See Note 19 to the Financial Statements for a summary of the guidelines used for the accounting designations of derivative energy contracts.

Commodity Price Risk (Non-trading)

Commodity price risk is one of PPL Energy Supply's most significant risks due to the level of investment that PPL Energy Supply maintains in its generation assets, as well as the extent of its marketing activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

The economic activity category includes energy derivative transactions that have previously qualified or could potentially qualify for hedge accounting under SFAS 133; however, these transactions have either been disqualified from hedge accounting or management has not elected to designate them as accounting hedges.  Additionally, this category includes transactions entered into to optimize the economic value of PPL Energy Supply's generation assets or to hedge its wholesale or retail load obligations.  The net fair value of economic positions at December 31, 2008 and 2007, was a net liability of $52 million and a net asset of $67 million.

Examples of transactions represented in this category include certain purchase contracts used to supply full requirements contracts; FTR's or basis swaps used to hedge basis risk associated with the sale of generation or supplying full requirements contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail gas activities; fair value hedges of fuel inventory; and fuel oil swaps used to hedge price escalation clauses in commodity and transportation contracts.  PPL Energy Supply also uses options to manage its exposure to market price risk.  These option strategies include the selling of call options and the purchase of put options tied to a particular generating unit.  Since PPL Energy Supply owns the physical generating unit, its price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.  PPL Energy Supply also purchases call options or sells put options to create a net purchase position to cover an overall short position in its non-trading portfolio.  Finally, the change in fair value of dedesignated cash flow hedges is also included in this category as the intent of those transactions was for hedging purposes.

In addition to the transactions and amount described above, the ineffective portion of qualifying cash flow hedges is also included in economic activity.  See Note 19 to the Financial Statements for additional information on economic activity, including the amount of hedge ineffectiveness.

Within PPL Energy Supply's non-trading portfolio, the decision to enter into energy contracts is influenced by the expected value of PPL Energy Supply's generation.  In determining the number of MWhs that are available to be sold forward, PPL Energy Supply reduces the maximum potential output that a plant may produce by three factors - planned maintenance, unplanned outages and economic conditions.  The potential output of a plant is first reduced by the amount of unavailable generation due to planned maintenance on a particular unit.  Another reduction, representing the unplanned outage rate, is the amount of MWhs that historically is not produced by a plant due to such factors as equipment breakage.  Finally, the potential output of certain plants (such as peaking units) is reduced because their higher cost of production will not allow them to run economically during all hours.

PPL Energy Supply's non-trading portfolio also includes full requirements energy contracts.  The net obligation to serve these contracts changes minute by minute.  Anticipated usage patterns and energy peaks are affected by expected load changes, regional economic drivers and seasonality.  PPL Energy Supply analyzes historical on-peak and off-peak usage patterns, expected load changes, regional economic drivers, and weather patterns, among other factors, to determine monthly levels of a block of electricity that best fits usage patterns to minimize earnings volatility.  To satisfy its full requirements obligations, PPL Energy Supply may enter into contracts to purchase unbundled products of electricity, capacity, renewable energy credits and other ancillary products.  Alternatively, PPL Energy Supply may reserve a block amount of generation for full requirements contracts that is expected to be the best match with anticipated usage patterns and energy peaks.

The following chart sets forth the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  At December 31, 2008, these amounts reflect fair value as defined by SFAS 157.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2008	2007

Fair value of contracts outstanding at the beginning of the period	$(305)	$(111)
Contracts realized or otherwise settled during the period	(135)	(161)
Fair value of new contracts entered into during the period	101	35
Changes in fair value attributable to changes in valuation techniques (a)	158
Other changes in fair value	583	(68)
Fair value of contracts outstanding at the end of the period	$402	$(305)

(a)
Amount is comprised of $55 million from the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157 in the first quarter of 2008.  Additionally, in the fourth quarter of 2008, PPL Energy Supply refined its valuation approach for FTR and PJM basis positions, consistent with PPL Energy Supply's practice of pricing other less active trading points, resulting in a $103 million change in fair value attributable to changes in valuation techniques.

The following chart segregates fair values of PPL Energy Supply's non-trading commodity derivative contracts at December 31, 2008, based on whether fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$3				$3
Prices based on significant other observable inputs	(107)	$144	$153	$(1)	189
Prices based on significant unobservable inputs	(12)	35	89	98	210
Fair value of contracts outstanding at the end of the period	$(116)	$179	$242	$97	$402

The sources of fair value are consistent with the three levels of the fair value hierarchy as specified by SFAS 157:

•
Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

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

PPL Energy Supply's trading contracts mature at various times through 2014.  The following chart sets forth the net fair market value of PPL Energy Supply's trading contracts.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2008	2007

Fair value of contracts outstanding at the beginning of the period	$16	$41
Contracts realized or otherwise settled during the period	(30)	(28)
Fair value of new contracts entered into during the period	28	1
Changes in fair value attributable to changes in valuation techniques (a)	11
Other changes in fair value	(100)	2
Fair value of contracts outstanding at the end of the period	$(75)	$16

(a)
In the fourth quarter of 2008, PPL Energy Supply refined its valuation approach for FTR and PJM basis positions, consistent with PPL Energy Supply's practice of pricing other less active trading points, resulting in changes in valuation techniques.

PPL Energy Supply will reverse unrealized losses of approximately $23 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL Energy Supply's trading portfolio at December 31, 2008, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Fair Value of Contracts at Period-End Gains (Losses)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments		$1			$1
Prices based on significant other observable inputs	$(27)	(12)	$(15)		(54)
Prices based on significant unobservable inputs	(15)	(7)			(22)
Fair value of contracts outstanding at the end of the period	$(42)	$(18)	$(15)		$(75)

See "Commodity Price Risk (Non-trading)" above for information on the various sources of fair value.

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to predict the value of potential loss, under normal market conditions, based on historical market price volatility.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique, which uses historical data from the past 12-month period.  The VaR is the estimated nominal loss of earnings based on a one-day holding period at a 95% confidence interval.  At December 31, the VaR for PPL Energy Supply's portfolio using end-of-quarter results for the year was as follows:

	Trading VaR		Non-Trading VaR
	2008	2007	2008	2007

95% Confidence Level, One-Day Holding Period
Period End	$1	$3	$36	$12
Average for the Period	4	3	34	14
High	10	4	41	16
Low	1	1	19	12

Commodity Price Risk Summary

In accordance with its marketing strategy, PPL Energy Supply does not completely hedge its generation output or fuel requirements.  PPL Energy Supply estimates that for its entire portfolio, including all generation, emissions and physical and financial energy positions, a 10% adverse change in power prices across all geographic zones and time periods would decrease expected 2009 gross margins by $16 million.  Similarly, a 10% adverse movement in all fossil fuel prices would decrease expected 2009 gross margins by $20 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  Both PPL and PPL Energy Supply manage the interest rate risk of PPL Energy Supply by using various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At December 31, 2008, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $2 million, compared with $3 million at December 31, 2007.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at December 31, 2008 would increase the fair value of its debt portfolio by $234 million, compared with $251 million at December 31, 2007.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At December 31, 2008 and 2007, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At December 31, 2008, the fair value of these instruments was an asset of $3 million.  PPL Energy Supply estimated that a 10% adverse movement in interest rates at December 31, 2008 would decrease the asset by an insignificant amount, compared with $1 million at December 31, 2007.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at December 31, 2008 was a net asset of $54 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at December 31, 2008 would decrease the net asset by $8 million, compared with an increase of $122 million in the net liability for the cross-currency swaps outstanding at December 31, 2007.

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

In 2007, PPL executed forward contracts to sell British pounds sterling to protect the value of a portion of PPL Energy Supply's net investment in WPD.  In connection with these transactions, PPL Energy Supply entered into forward contracts with PPL that have terms identical to those executed by PPL.  The total notional amount of the contracts outstanding at December 31, 2008 was £68 million.  The settlement dates of these contracts range from March 2009 through June 2011.  At December 31, 2008, the fair value of these positions was an asset of $34 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at December 31, 2008 would decrease the asset by $10 million, compared with $18 million at December 31, 2007.

Nuclear Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At December 31, 2008, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2008, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $27 million reduction in the fair value of the trust assets, compared with a $40 million reduction at December 31, 2007.  See Note 23 to the Financial Statements for additional information regarding the nuclear decommissioning trust funds.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that PPL Energy Supply would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, financial institutions and other energy marketing and trading companies.  These concentrations may impact PPL Energy Supply's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

As discussed in "Contract Valuation" above, PPL Energy Supply includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint).  In this case, PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market.  PPL Energy Supply also records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries PPL Energy Supply has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.  PPL Energy Supply also has established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, which is reflected in accounts receivable on the Balance Sheets.  See Note 15 to the Financial Statements for additional information.

In September 2008, Lehman Brothers Holdings Inc. (Lehman) filed for protection under Chapter 11 of the Federal Bankruptcy Code.  A subsidiary of Lehman was a counterparty of PPL Energy Supply.  Lehman was a guarantor of the subsidiary, and because of the bankruptcy, PPL Energy Supply was allowed to declare an event of default under the contract with the subsidiary.  At the time of Lehman's filing, PPL Energy Supply's direct exposure to the subsidiary of Lehman was a net liability of $3 million, pre-tax, which was liquidated prior to December 31, 2008.  PPL Energy Supply believes that the Lehman bankruptcy has not had and will not have a material adverse effect on PPL Energy Supply or its subsidiaries.

PPL Energy Supply has assessed the impact of recent market conditions on its fair value measurements related to certain counterparties other than Lehman, but the decrease in valuation was not material to PPL Energy Supply's Financial Statements.  At this time, PPL Energy Supply has not deemed it probable that any of these counterparties will default.

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

In 2008, PPL Energy Supply increased the capacity of several existing generating facilities.  The aggregate capacity increase was 66 MW.  PPL Energy Supply is currently planning additional incremental capacity increases of 148 MW primarily at its existing generating facilities.  See Note 9 to the Financial Statements for additional information on the progress of the PPL Susquehanna nuclear plant uprate project.  Offsetting the planned capacity increases is an expected reduction of up to 30 MW in net generation capability at the Brunner Island plant due to the estimated increase in station service usage during scrubber operation.  See Note 15 to the Financial Statements for additional information.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of Ironwood.  The tolling agreement extends through 2021 and is considered to contain a lease for accounting purposes that was determined to be an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset.  See Notes 11 and 21 to the Financial Statements for additional information.

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

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Energy Supply.

New Accounting Standards

See Note 1 to the Financial Statements for a discussion of new accounting standards adopted and Note 25 to the Financial Statements for a discussion of new accounting standards pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  PPL's senior management has reviewed these critical accounting policies and the estimates and assumptions regarding them with its Audit Committee.  In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

SFAS 157

In 2006, the FASB issued SFAS 157, which provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157, as originally issued, through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 was effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB further amended SFAS 157 through the issuance of FSP FAS 157-3, which was effective upon issuance and amends SFAS 157 to clarify its application in a market that is not active.

As permitted by this guidance, PPL Energy Supply partially applied SFAS 157, prospectively, effective January 1, 2008.  PPL Energy Supply adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  The partial application of SFAS 157 primarily affected fair value measurement concepts used or embedded in PPL Energy Supply's critical accounting policies related to "Price Risk Management" and "Defined Benefits."  PPL Energy Supply's election to defer the application of SFAS 157 for eligible assets and liabilities will primarily affect the fair value component of PPL Energy Supply's critical accounting policies related to "Asset Impairment" and "Asset Retirement Obligations" in 2009.  See Notes 1 and 18 to the Financial Statements for additional information regarding SFAS 157.

1) Price Risk Management

See "Risk Management - Energy Marketing & Trading and Other" in Financial Condition.

2) Defined Benefits

PPL Energy Supply subsidiaries sponsor various defined benefit pension and other postretirement plans and participate in and are allocated a significant portion of the liability and net periodic defined benefit costs of plans sponsored by PPL Services based on participation in those plans.  PPL and PPL Energy Supply follow the guidance of SFAS 87 and SFAS 106 when accounting for these defined benefits.  In addition, PPL and PPL Energy Supply adopted the recognition and measurement date provisions of SFAS 158 effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL and PPL Energy Supply are required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to OCI.  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL and PPL Energy Supply no longer recognize additional minimum liability adjustments in OCI.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets.  Delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle of these standards.  Annual net periodic defined benefit costs are recorded in current earnings based on these estimated results.  Any difference between actual and estimated results is recorded in OCI.  These amounts in AOCI are amortized to income over future periods.  This delayed recognition in income of actual results allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

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

In selecting a discount rate for its domestic defined benefit plans, PPL Energy Supply starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of over 300 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $275 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2008, PPL Energy Supply increased the discount rate for its domestic pension plans from 6.39% to 6.50% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 6.13% to 6.37%.

A similar process is used to select the discount rate for the WPD pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base.  At December 31, 2008, PPL Energy Supply increased the discount rate for the WPD plans from 6.37% to 7.47% as a result of this assessment.

In selecting an expected return on plan assets, PPL Energy Supply considers tax implications, past performance and economic forecasts for the types of investments held by the plans.  At December 31, 2008, PPL Energy Supply's expected return on plan assets was decreased from 8.04% to 7.78% for its domestic pension plans.  For the WPD plans, PPL Energy Supply's expected return on plan assets remained at 7.90% at December 31, 2008.

In selecting a rate of compensation increase, PPL Energy Supply considers past experience in light of movements in inflation rates.  At December 31, 2008, PPL Energy Supply's rate of compensation increase remained at 4.75% for its domestic plans.  For the WPD plans, PPL Energy Supply's rate of compensation increase was decreased from 4.25% to 4.0% at December 31, 2008.

In selecting health care cost trend rates, PPL Energy Supply considers past performance and forecasts of health care costs.  At December 31, 2008, PPL Energy Supply's health care cost trend rates were 8.40% for 2009, gradually declining to 5.50% for 2014.

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

At December 31, 2008, PPL Energy Supply had recorded the following defined benefit plan liabilities:

Pension liabilities	$556
Other postretirement benefit liabilities	84

The following chart reflects the sensitivities in the December 31, 2008 Balance Sheet associated with a change in certain assumptions based on PPL's and PPL Energy Supply's primary defined benefit plans.

	Increase (Decrease)
Actuarial assumption	Change in assumption	Impact on defined benefit liabilities	Impact on OCI

Discount Rate	(0.25)%	$100	$(100)
Rate of Compensation Increase	0.25%	13	(13)
Health Care Cost Trend Rate (a)	1.0%	4	(4)

(a)	Only impacts other postretirement benefits.

In 2008, PPL Energy Supply was allocated and recognized net periodic defined benefit costs charged to operating expenses of $22 million.  This amount represents a $40 million decrease from 2007.  This decrease in expense was primarily attributable to decreased amortization from AOCI of prior losses for WPD's plans.

The following chart reflects the sensitivities in the 2008 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL's and PPL Energy Supply's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$9
Expected Return on Plan Assets	(0.25)%	10
Rate of Compensation Increase	0.25%	3
Health Care Cost Trend Rate (a)	1.0%	1

(a)	Only impacts other postretirement benefits.

3) Asset Impairment

PPL Energy Supply performs impairment analyses for long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, in accordance with SFAS 144 (indefinite-lived intangibles are tested for impairment at least annually in accordance with SFAS 142).

For a long-lived asset to be held and used, PPL Energy Supply tests for impairment whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable.  Examples of such events or changes in circumstances are:

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

For a long-lived asset to be held and used, an impairment exists when the carrying value exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.

For a long-lived asset held for sale, an impairment exists when the carrying value of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the asset (disposal group)'s carrying value to its estimated fair value less cost to sell.  A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative impairment previously recognized.

In determining asset impairments, management must make significant judgments to estimate future cash flows, the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Changes in assumptions and estimates included within the impairment reviews could result in significantly different results than those identified and recorded in the financial statements.  For determining fair value, the FASB has indicated that quoted market prices in active markets are the best evidence of fair value.  However, when market prices are unavailable, PPL Energy Supply considers all valuation techniques appropriate in the circumstances and for which market participant inputs can be obtained.  PPL Energy Supply has generally used discounted cash flow to estimate fair value, which incorporates market participant inputs when available.  Discounted cash flow is calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

PPL Energy Supply considers alternate courses of action to recover the carrying value of a long-lived asset, and it uses estimated cash flows from the "most likely" alternative to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.

In 2008, PPL Energy Supply recorded an impairment related to the cancellation of a hydroelectric generation capacity increase project.  See Note 9 to the Financial Statements for additional information.

PPL Energy Supply performs impairment analyses for goodwill in accordance with SFAS 142.  SFAS 142 requires goodwill to be tested for impairment at the reporting unit level.  PPL Energy Supply has determined its reporting units to be at or one level below its operating segments.  PPL Energy Supply performs an annual impairment test for goodwill, or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may be greater than the unit's fair value.

Goodwill is tested for impairment using a two-step approach.  The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying value, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired.  If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of the reporting unit's goodwill is then compared with the carrying value of that goodwill.  If the carrying value exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying value of the reporting unit's goodwill.

In 2008, PPL Energy Supply was required to complete the second step of the goodwill impairment test for its U.K. reporting unit.  This assessment did not result in an impairment charge, as the implied fair value of goodwill exceeded the carrying value of goodwill.  Management primarily used undiscounted cash flows, which required significant assumptions, to estimate the fair value of the U.K. reporting unit's assets and liabilities as well as the U.K. reporting unit's fair value.  The fair value measurement concepts of SFAS 157 were applied to determine the fair value of applicable financial assets and liabilities.  A decrease in the forecasted cash flows of 10%, or an increase of the discount rate by 25 basis points, would not have resulted in an impairment of goodwill.

PPL Energy Supply also performs a review of the residual value of certain leased assets in accordance with SFAS 13.  PPL Energy Supply tests the residual value of these assets annually.  The residual value is defined by SFAS 13 as the estimated fair value of the leased property at the end of the lease term.  If the review produces a lower estimate of residual value than was originally recorded, PPL Energy Supply is required to determine whether the decline is other-than-temporary.  If it is other-than-temporary, the residual value will be revised using the new estimate.  This reduction in the residual value will be recognized as a loss in the period in which the estimate was changed.  If the review provides a higher estimate of residual value than was originally recorded, no adjustment will be made.

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

In 2008, PPL Energy Supply and its subsidiaries evaluated the residual value of certain leased assets.  This analysis did not indicate any necessary changes to the residual value.  PPL Energy Supply's estimate was based on using projections of electric and fuel prices and any firm sale and purchase agreements.  An increase of the discount rate by 25 basis points or a 10% reduction in the forecasted cash flows would have resulted in an insignificant reduction of the residual value of these leased assets, if it was determined that the reduction was other-than-temporary.

4) Leasing

PPL Energy Supply applies EITF 01-8 to determine whether an arrangement contains a lease within the scope of SFAS 13.  PPL Energy Supply applies the provisions of SFAS 13 to all transactions that qualify for lease accounting.  In addition, PPL Energy Supply applies the provisions of numerous other accounting pronouncements that provide specific guidance and additional requirements related to accounting for various leasing arrangements.  In general, there are two types of leases from a lessee's perspective:  operating leases (leases accounted for off-balance sheet); and capital leases (leases capitalized on the balance sheet).

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

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of Ironwood.  The tolling agreement extends through 2021 and is considered to contain a lease for accounting purposes that was determined to be an operating lease.  See Notes 11 and 21 to the Financial Statements for additional information.  If this transaction were to be accounted for as a capital lease, PPL Energy Supply would have recorded approximately $269 million of additional assets and liabilities on the Balance Sheet at December 31, 2008.

See Note 11 to the Financial Statements for additional information related to operating leases.

5) Loss Accruals

PPL Energy Supply periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  PPL Energy Supply's accounting for such events is prescribed by SFAS 5 and other related accounting guidance.  SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events, and (2) the amount of the loss can be reasonably estimated.  The FASB defines "probable" as cases in which "the future event or events are likely to occur."  PPL Energy Supply does not record the accrual of contingencies that might result in gains, unless recovery is assured.  PPL Energy Supply continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects require significant judgment by PPL Energy Supply's management.

PPL Energy Supply uses its internal expertise and outside experts (such as lawyers and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

Significant judgment was required by PPL Energy Supply's management to perform an assessment of the contingency related to the Montana hydroelectric litigation.

In June 2008, PPL's management assessed the loss exposure related to the Montana hydroelectric litigation, given the June 2008 decision by the Montana First Judicial District Court (District Court).  The District Court awarded compensation of approximately $34 million for the years 2000 through 2006, and approximately $6 million for 2007 as rent for the use of the State of Montana's streambeds by PPL Montana's hydroelectric facilities.  The District Court also deferred the determination of compensation for 2008 and subsequent years to the Montana State Land Board (Land Board).  In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's to assess compensation against PPL Montana for 2008 and future periods.  PPL Montana timely filed its opening appellate in February 2009.

PPL's management concluded, based on its assessment and after consultations with its trial counsel, that it has meritorious arguments on appeal for the years 2000 through 2006.  PPL assessed the likelihood of a loss for these years as reasonably possible.  However, PPL Montana has not recorded a loss accrual for these years, as the likelihood of a loss was not deemed probable.

For 2007 and subsequent years, PPL's management believes that while it also has meritorious arguments, it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana is annually accruing $300,000.

PPL will continue to assess the loss exposure for the Montana hydroelectric litigation in future periods.  See Note 15 to the Financial Statements for additional information on this contingency.

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

PPL Energy Supply reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

6) Asset Retirement Obligations

SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as a liability in the financial statements.  The initial obligation should be measured at its estimated fair value.  An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability should be increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.

FIN 47 clarifies the term conditional ARO as used in SFAS 143.  FIN 47 specifies that a conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.

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

At December 31, 2008, PPL Energy Supply had AROs totaling $389 million recorded on the Balance Sheet.  Of this amount, $322 million, or 83%, relates to PPL Energy Supply's nuclear decommissioning ARO.  PPL Energy Supply's most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in the forecasted retirement costs, the discount rates or the inflation rates could have a significant impact on the ARO liabilities.

The following chart reflects the sensitivities related to PPL Energy Supply's nuclear decommissioning ARO liability as of December 31, 2008, associated with a change in these assumptions at the time of initial recognition.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%/(10)%	$29/$(29)
Discount Rate	0.25%/(0.25)%	$(29)/$32
Inflation Rate	0.25%/(0.25)%	$38/$(34)

7) Income Tax Uncertainties

Significant management judgment is required in developing PPL Energy Supply's provision for income taxes primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

PPL Energy Supply and its subsidiaries adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 altered the methodology PPL Energy Supply previously used to account for income tax uncertainties.  Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5.

Similar to SFAS 5, FIN 48 requires significant management judgment to determine the amount of benefit to be recognized in relation to an uncertain tax position.  FIN 48 requires PPL Energy Supply to evaluate its tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  PPL Energy Supply's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

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

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by payment or receipt of cash, within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48.  See Note 5 to the Financial Statements for the disclosures required by FIN 48.

At December 31, 2008, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could decrease by between $28 million and $114 million for PPL Energy Supply.  This decrease could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

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

PPL ELECTRIC UTILITIES CORPORATION
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

PPL Electric provides electricity delivery service in eastern and central Pennsylvania.  Its headquarters are in Allentown, PA.  Please refer to "Item 1. Business - Background" for a description of PPL Electric's business.  PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the most efficient cost while maintaining high quality customer service and reliability in a cost-effective manner.

PPL Electric's electricity delivery business is rate-regulated.  Accordingly, this business is subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through customer rates.  In particular, uncertainty driven by potential changes in the regulatory treatment of PPL Electric's PLR obligation after 2009, when its full requirements supply contracts with PPL EnergyPlus expire, presents a risk for PPL Electric.  The Customer Choice Act requires electricity delivery companies, like PPL Electric, to act as a PLR of electricity supply and provides that electricity supply costs will be recovered by such companies pursuant to regulations to be established by the PUC.  As discussed in more detail in Note 15 to the Financial Statements, there are a number of ongoing regulatory and legislative activities that may affect PPL Electric's recovery of supply costs after 2009.  In May 2007, the PUC approved PPL Electric's plan to procure default electricity supply in 2007 through 2009 for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric has contracted for two-thirds of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  In August 2008, the PUC approved a plan proposed by PPL Electric, under which its residential and small commercial customers, beginning in 2008, could begin to pay in advance to smooth the impact of price increases when generation rate caps expire in 2010.  Approximately 10% of PPL Electric's customers are participating in the plan.  In February 2009, PPL Electric asked the PUC for permission to offer customers a second option for reducing the potential initial impact of higher electricity prices resulting from expiration of the generation rate caps.  If approved by the PUC, this option would enable eligible residential and eligible small-business customers to defer payment of any increase greater than 25% in their 2010 electric bills.  The 25% will be calculated on an average rate schedule usage basis, and will be based on a comparison of currently estimated 2009 bills to currently estimated 2010 bills.  In September 2007, the PUC regulations became effective regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  In August 2008, PPL Electric filed for PUC approval of its post-2010 supply procurement plan under these regulations.  In addition to this regulatory activity, in October 2008, the legislature passed and the Pennsylvania Governor signed a bill that, among other things:  (i) requires electric utilities to meet specified goals for reduction in use and peak demand; (ii) establishes procedures and standards for the purchase of PLR supply; and (iii) requires utilities to install smart metering technology and offer time-of-use rates.  Utilities must file with the PUC by July 1, 2009, for approval of plans to meet the conservation and demand side requirements of the legislation.  The Governor recently publicly stated that he expects some form of rate mitigation to be passed by the state legislature.  In addition, in the last legislative session, certain Pennsylvania legislators introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods, which in PPL Electric's case is December 31, 2009.  It is possible that similar legislation could be reintroduced.  If such legislation were introduced and ultimately enacted, PPL Electric could experience substantial operating losses, cash flow shortfalls and other adverse financial impacts.

In addition to the activities discussed above relating to PPL Electric's PLR obligations, PPL Electric is engaged in three other major regulatory proceedings.  First, in April 2008, the FERC granted PPL Electric's request for incentive rate treatment for the Susquehanna-Roseland 500 kV Transmission Line.  Those incentives are:  (i) a 1.25% increase to the return on equity previously approved for the project, (ii) inclusion of construction work in progress in rate base, and (iii) recovery of all costs if the line is abandoned.  In addition, FERC granted PPL Electric a 0.5% increase to the return on equity previously approved for its continuing membership in PJM.  Second, in August 2008, PPL Electric requested permission from FERC to replace its stated rates for transmission service with a formula rate.  In October 2008, FERC permitted PPL Electric's proposed formula rate to go into effect, subject to refund.  The matter is in settlement discussions before an administrative law judge.  Third, in January 2009, PPL Electric filed its application with the PUC requesting permission to site and construct the Susquehanna-Roseland line.  PUC review is expected to take approximately one year.

In order to manage financing costs and access to credit markets, a key objective for PPL Electric is to maintain a strong credit profile.  PPL Electric continually focuses on maintaining an appropriate capital structure and liquidity position.

See "Item 1A. Risk Factors" for more information concerning these and other material risks PPL Electric faces in its business.

The purpose of "Management's Discussion and Analysis of Financial Condition and Results of Operations" is to provide information concerning PPL Electric's past and expected future performance in implementing the strategy and managing the risks and challenges mentioned above.  Specifically:

•	"Results of Operations" provides an overview of PPL Electric's operating results in 2008, 2007 and 2006, including a review of earnings. It also provides a brief outlook for 2009.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact PPL Electric's past and future liquidity position and financial condition.  This subsection also includes a listing of PPL Electric's current credit ratings.

•	"Financial Condition - Risk Management" includes an explanation of PPL Electric's risk management activities regarding market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Electric and that require its management to make significant estimates, assumptions and other judgments.

Market Events

The continued downturn in the financial markets has increased the complexity of managing credit risk, responding to liquidity needs, measuring financial instruments at fair value, and managing market price risk.  Global bank credit capacity has been reduced dramatically and the cost of renewing or establishing new credit facilities has increased significantly.  New bank credit facilities generally are being restricted to less than one-year terms, thereby introducing uncertainties as to businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Credit Risk

Credit risk is the risk that PPL Electric would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  The continued volatility and downturn in financial and commodity markets during 2008 have generally increased PPL Electric's exposure to credit risk.  See Notes 16 and 19 to the Financial Statements for additional information about credit concentration and "Risk Management - Credit Risk" for more information on credit risk.

Liquidity Issues

The continued downturn in financial markets has generally made obtaining new sources of bank and capital markets funding difficult and costly.  During this challenging period, PPL Electric expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents and its credit facilities.  PPL Electric plans to issue, subject to market conditions, up to $300 million in long-term debt securities in mid-2009 and does not expect to need to issue any commercial paper during 2009, but may do so from time to time to facilitate short-term cash flow needs if commercial paper market conditions improve.  See "Financial Condition - Liquidity and Capital Resources" for additional information.

Securities Price Risk

PPL Electric participates in and is allocated costs from defined benefit plans sponsored by PPL.  PPL's defined benefit plans experienced negative investment returns in 2008, impacting the funded status of the plans as disclosed in Note 13 to the Financial Statements.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years is subject to changes in several assumptions, including the performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" for a discussion of the assumptions and sensitivities regarding those assumptions.

The information provided in this Item 7 should be read in conjunction with PPL Electric's Consolidated Financial Statements and the accompanying Notes.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

Earnings

Income available to PPL was:

2008	2007	2006

$158	$145	$180

The after-tax changes in income available to PPL between these periods were due to the following factors.

	2008 vs. 2007	2007 vs. 2006

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$32	$15
Other operation and maintenance	(8)	(1)
Depreciation		(8)
Other Income - net (a)	(10)
Income taxes	(6)	(2)
Other	4	(3)
Special items	1	(36)
	$13	$(35)

(a)	Includes interest income from affiliate.

The changes in income available to PPL from year to year were, in part, attributable to several special items that management considers significant.  Details of these special items are provided below.

PPL Electric's year-to-year earnings were affected by:

•
Delivery revenues increased in 2008 compared with 2007, primarily due to a base rate increase effective January 1, 2008 and normal load growth.  Delivery revenues increased in 2007 compared with 2006, primarily due to a 4% increase in sales volume resulting primarily from, the impact of favorable weather in 2007 on residential and commercial sales, and normal load growth.

•	Other operation and maintenance expenses increased in 2008 compared with 2007, primarily due to insurance recovery of storm costs in 2007 and higher regulatory asset amortization.

•	Depreciation expense increased in 2007 compared with 2006, primarily due to the purchase of previously leased equipment.

•
Other income - net decreased in 2008 compared with 2007, primarily due to a decrease in interest income from affiliate resulting from a decrease in the average balance outstanding on a note receivable from an affiliate and a lower average rate on this note due to the floating interest rate.

The following after-tax amounts, which management considers special items, also had a significant impact on earnings.

	2008	2007	2006

Workforce reduction	$	$(1)
Realization of benefits related to Black Lung Trust assets (Note 13)			$21
PJM billing dispute (a)			21
Reversal of cost recovery - Hurricane Isabel (Note 1)			(7)
Total	$	$(1)	$35

(a)
In 2005, PPL Electric recorded a loss accrual, including interest expense, related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that PPL Energy Supply was responsible for a portion of the loss accrual, including interest.

PPL Electric's earnings beyond 2008 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact PPL Electric's future earnings.

2009 Outlook

Excluding special items and the impact of the cost reduction initiative discussed below, PPL Electric projects slightly lower earnings in 2009 compared with 2008, where slightly higher distribution revenues are expected to be offset by higher operation and maintenance expenses.

See Note 26 to the Financial Statements for additional information on a cost reduction initiative completed in February 2009.  PPL Electric expects to achieve annual pre-tax savings of between $6 and $8 million from the reduction of management and staff positions, including a reduction of costs allocated as a result of the elimination of positions at PPL Services.

See Note 15 to the Financial Statements for a discussion of the PUC-approved plan to procure default electricity supply in 2007 through 2009, additional information on Pennsylvania legislative and other regulatory activities, and a FERC-approved transmission rate, all of which may impact future results of operations.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increases in revenues from retail electric operations were attributable to:

	2008 vs. 2007	2007 vs. 2006

PLR	$19	$109
Delivery	17	43
Other	3
	$39	$152

The increase in PLR revenue for 2008 compared with 2007 was attributable to normal load growth.  The increase in delivery revenue for the same period was primarily attributable to a base rate increase effective January 1, 2008, and normal load growth.  These increases were partially offset by the unfavorable impact of weather on residential and commercial sales in 2008.

The increase in PLR revenue and delivery revenue for 2007 compared with 2006 was primarily due to a 4% increase in sales volume.  This increase was primarily due to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decrease of $48 million in wholesale electric to affiliate in 2008 compared to 2007 was primarily due to the expiration of a NUG contract at the end of 2007 and the expiration of two NUG contracts during 2008.  The decrease was partially offset by higher prices on certain NUG contracts.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases

Energy purchases decreased by $43 million for 2008 compared with 2007, primarily due to the expiration of a NUG contract at the end of 2007 and two NUG contracts in 2008, partially offset by higher prices on certain NUG contracts.  Substantially all of the remaining NUG contracts will expire by 2010.

In 2005, PPL Electric recorded a loss accrual related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that PPL Energy Supply was responsible for a portion of the loss accrual.  The $28 million reduction of this loss accrual in 2006 was the primary reason for the $31 million increase in energy purchases for 2007 compared with 2006.  Also, $6 million in higher ancillary costs contributed to the increase.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $16 million in 2008 compared with 2007.  The increase was primarily due to higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that support the PLR load, as well as higher PLR load.

Energy purchases from affiliate increased by $102 million in 2007 compared with 2006.  The increase was primarily due to higher PLR load, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that support the PLR load.

Other Operation and Maintenance

The changes in other operation and maintenance expense were due to:

	2008 vs. 2007	2007 vs. 2006

Insurance recovery of storm costs	$5	$(11)
Regulatory asset amortization	4
Allocation of certain corporate service costs (Note 16)	3	(2)
Realization of benefits related to Black Lung Trust assets in 2006 (Note 13)		36
Hurricane Isabel (Note 1)		(11)
Distribution system reliability work, including tree trimming	(1)	6
PUC-reportable storm costs	(4)	6
Bad debt expense (a)	(5)	4
Other	6	5
	$8	$33

(a)
The decrease in bad debt expense from 2007 to 2008 reflects the impact of a new Universal Service Rider effective January 1, 2008, which provides for recovery of costs associated with universal service programs including uncollectible accounts applicable to certain residential customers.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs decreased by $17 million in 2008 compared with 2007.  Amortization of recoverable transition costs increased by $28 million in 2007 compared with 2006.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Depreciation

Depreciation increased by $14 million in 2007 compared with 2006, primarily due to PP&E additions.  The increase reflects the impact of the 2006 purchase of equipment previously leased.  See Note 11 to the Financial Statements for additional information.

Taxes, Other Than Income

Taxes, other than income increased by $3 million in 2008 compared with 2007.  The increase was primarily due to a $6 million increase in Pennsylvania gross receipts tax expense which reflects an increase in the tax rate in 2008.  This tax is passed through to customers.  The increase was partially offset by a $1 million decrease in domestic sales and use tax.

Taxes, other than income increased by $11 million in 2007 compared with 2006.  The increase was primarily due to a $12 million increase in Pennsylvania gross receipts tax expense, which is passed through to customers, resulting from a 4% increase in sales volume.

Other Income - net

See Note 17 to the Financial Statements for details of other income.

Interest Income from Affiliate

Interest income from affiliate decreased by $10 million in 2008 compared with 2007.  The decrease was the result of a reduced average balance outstanding on a note receivable from an affiliate and a lower average rate on this note due to the floating interest rate.

Financing Costs

The decreases in financing costs, which include "Interest Expense," "Interest Expense with Affiliate" and "Dividends on Preferred Securities," were due to:

	2008 vs. 2007	2007 vs. 2006

Long-term debt interest expense	$7	$(1)
Interest accrued for PJM billing dispute (a)		7
Dividends on 6.25% Series Preference Stock issued in April 2006 (Note 7)		4
Interest on PLR contract collateral (Note 16)	(7)
Repayment of transition bonds (Note 8)	(22)	(21)
Other	(2)	(1)
	$(24)	$(12)

(a)
In 2005, PPL Electric recorded a loss accrual, including interest expense, related to a PJM billing dispute.  In 2006, the accrual was reduced and it was determined that PPL Energy Supply was responsible for a portion of the loss accrual.

Income Taxes

The changes in income taxes were due to:

	2008 vs. 2007	2007 vs. 2006

Higher (lower) pre-tax book income	$16	$(23)
Tax return adjustments (Note 5)	7	(5)
Tax reserve adjustments (Note 5)	(1)	5
Other	(3)	2
	$19	$(21)

See Note 5 to the Financial Statements for details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

In general, the continued downturn in the financial markets has made obtaining new sources of bank and capital markets funding difficult and costly.  During this challenging period, PPL Electric continues to focus on maintaining a strong credit profile and liquidity position.  PPL Electric expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities.  PPL Electric currently does not expect to need to access commercial paper markets or debt and equity capital markets until mid-2009.

PPL Electric's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or affect energy sales to customers;
•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Electric's current and past business activities;
•	continued downturn in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL Electric's credit ratings that could adversely affect its ability to access capital and increase the cost of credit facilities and any new debt.

At December 31, PPL Electric had the following:

	2008	2007	2006

Cash and cash equivalents	$483	$33	$150
Short-term investments			26
	$483	$33	$176
Short-term debt	$95	$41	$42

The changes in PPL Electric's cash and cash equivalents position resulted from:

	2008	2007	2006

Net Cash Provided by Operating Activities	$648	$568	$578
Net Cash Used in Investing Activities	(226)	(239)	(287)
Net Cash Provided by (Used in) Financing Activities	28	(446)	(439)
Net Increase (Decrease) in Cash and Cash Equivalents	$450	$(117)	$(148)

Operating Activities

Net cash provided by operating activities increased by 14%, or $80 million, in 2008 compared with 2007, primarily as a result of increased revenues, which was due primarily to a base rate increase effective January 1, 2008 and normal load growth, as well as less interest incurred on long-term debt, as a result of the repayment of transition bonds during 2007 and 2008.  The increases to cash provided by operating activities resulting from these items were partially offset by increased energy purchases, primarily as a result of higher prices for energy purchased from PPL EnergyPlus under the PLR contracts and higher PLR load, as well as an insurance recovery of storm costs in 2007.

While PPL Electric's net cash provided by operating activities was relatively unchanged from 2006 to 2007, there were some significant changes in the components of its net cash provided by operating activities.  In 2007, delivery revenues increased primarily as a result of an increase in sales volumes in 2007 compared with 2006, which was due to the impact of favorable weather in 2007 on residential and commercial sales and normal load growth.  This increase in revenues was offset by an increase in energy purchases, primarily from PPL EnergyPlus under the PLR contracts to support the PLR load.

An important element supporting the stability of PPL Electric's cash from operations is its purchase contracts with PPL EnergyPlus.  These contracts provide sufficient energy for PPL Electric to meet its PLR obligation through 2009, at the predetermined capped rates it is entitled to charge its customers over this period.  These contracts require cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of adverse changes in market prices.  Also under the contracts, PPL Energy Supply may request cash collateral or other credit enhancement, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Electric's credit ratings.  The maximum amount that PPL Electric would have to post under these contracts is $300 million, and PPL Electric estimates that it would not have had to post any collateral if energy prices decreased by 10% from year-end 2008 or 2007 levels.

As discussed in the "Overview," pursuant to a plan approved by the PUC, PPL Electric has entered into contracts to procure two-thirds of the 2010 electricity supply it expects to need for residential, small commercial and small industrial customers.  Absent any legislation being passed to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond the end of their transition periods, PPL Electric would expect its cash from operations to remain relatively stable in 2010.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2008 and projected expenditures for the years 2009 through 2013.

Net cash used in investing activities remained relatively stable in 2008 compared with 2007, but there were significant changes in certain components.  In 2008, there was a net decrease of $69 million in restricted cash and cash equivalents compared to a net increase of $8 million in 2007.  Capital expenditures decreased $18 million in 2008 compared with 2007.  In 2008, PPL Electric loaned $23 million to an affiliate compared with receiving $23 million in 2007 from an affiliate as partial repayment of a demand loan.  Additionally, PPL Electric received net proceeds of $25 million from purchases and sales of investments in 2007 compared with none in 2008.

Net cash used in investing activities decreased by $48 million in 2007 compared with 2006, primarily as a result of $25 million in net proceeds from purchases and sales of investments and $23 million received from an affiliate as a partial repayment on a demand loan that was extended to the affiliate in 2004.

Financing Activities

Net cash provided by financing activities was $28 million in 2008 compared with net cash used in financing activities of $446 million in 2007.  The change from 2007 to 2008 primarily reflects increased issuances and less retirements of long-term debt, less common stock dividends to PPL and increased short-term borrowings in 2008.  PPL Electric had net debt issuances of $148 million in 2008 compared to net debt retirements of $306 million in 2007, and it paid $21 million less of common stock dividends to PPL in 2008 compared to 2007.

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

PPL Electric's debt financing activity in 2008 was:

	Issuances (a)	Retirements

PPL Electric Senior Secured Bonds	$399
PPL Electric Tax-Exempt Refunding	90	$(90)
PPL Transition Bond Company Transition Bonds		(305)
PPL Electric short-term debt (net change)	54
Total	$543	$(395)
Net increase	$148

(a)	Amounts are net of pricing discounts, where applicable.

See Note 8 to the Financial Statements for more detailed information regarding PPL Electric's financing activities in 2008.

Forecasted Sources of Cash

PPL Electric expects to continue to have significant sources of cash available in the near term, including various credit facilities and a commercial paper program.  PPL Electric currently does not expect to need to access commercial paper markets or debt and equity capital markets until mid-2009, but may decide to access capital markets at an earlier date, subject to market conditions.

Credit Facilities

At December 31, 2008, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued (d)	Unused Capacity

5-year Syndicated Credit Facility (a)	$190	$95	$1	$94
Asset-backed Credit Facility (b)	150			150
Total PPL Electric Credit Facilities (c)	$340	$95	$1	$244

(a)
The committed capacity under PPL Electric's syndicated credit facility decreased by approximately $10 million in December 2008 as a result of the termination of the commitment of a participating lender.  The commitments under this credit facility are currently provided by a diverse bank group consisting of 20 banks, with no one bank providing more than 18% of the total committed capacity.

Borrowings under this credit facility generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  PPL Electric also has the capability to cause the lenders to issue up to $190 million of letters of credit under this facility, which issuances reduce available borrowing capacity.  Under certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.

This credit facility contains a financial covenant requiring debt to total capitalization to not exceed 70%.  At December 31, 2008 and 2007, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facility, were 53% and 47%.  This credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

(b)
This credit facility relates to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenues to a special purpose, wholly-owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At December 31, 2008, based on accounts receivable and unbilled revenue pledged, $101 million was available for borrowing.

(c)
The committed capacity expires as follows:  $150 million in 2009 and $190 million in 2012.  PPL Electric intends to renew its existing $150 million asset-backed credit facility in 2009 in order to maintain its current total committed capacity level.

(d)	PPL Electric has a reimbursement obligation to the extent any letters of credit are drawn upon.

In addition to the financial covenant noted in the table above, the credit agreements governing the credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL Electric monitors compliance with the covenants on a regular basis.  At December 31, 2008, PPL Electric was in material compliance with these covenants.  At this time, PPL Electric believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's five-year syndicated credit facility based on available capacity.  PPL Electric had no commercial paper outstanding at December 31, 2008.

As noted below under "Credit Ratings," commercial paper for PPL Electric is rated P-2, A-2 and F2 by Moody's, S&P and Fitch.  Liquidity in the markets for commercial paper with these ratings became extremely limited during the second half of 2008 as a result of the downturn in the financial markets.  Liquidity for commercial paper with these ratings has improved thus far in 2009, but it is still somewhat difficult and costly for PPL Electric to issue commercial paper.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during 2009, but it may do so from time to time to facilitate short-term cash flow needs if market conditions improve.

Contributions from PPL

From time to time PPL may make capital contributions to PPL Electric.  PPL Electric may use these contributions for general corporate purposes.

Long-Term Debt and Equity Securities

Subject to market conditions in 2009, PPL Electric plans to issue up to $300 million in long-term debt securities in mid-2009.  PPL Electric prefunded a portion of its 2009 financing needs through the issuance of $400 million of Senior Secured Bonds in October 2008, which will partially fund an approximately $486 million bond maturity in August 2009.  See Note 8 to the Financial Statements for further discussion of the prefunding of PPL Electric's 2009 debt maturity.  PPL expects to use the proceeds from the issuance of long-term debt securities primarily to fund capital expenditures, to partially fund the August 2009 debt maturity and for general corporate purposes.

PPL Electric currently does not plan to issue any equity securities in 2009.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, and taxes, PPL Electric currently expects to incur future cash outflows for capital expenditures, various contractual obligations and payment of dividends on its common and preferred securities.

Capital Expenditures

The table below shows PPL Electric's actual spending for the year 2008 and current capital expenditure projections for the years 2009 through 2013.

	Actual	Projected
	2008	2009	2010	2011	2012	2013
Construction expenditures (a) (b)
Transmission and distribution facilities	$237	$267	$553	$630	$483	$516
Other	38	22	29	19	21	19
Total Capital Expenditures	$275	$289	$582	$649	$504	$535

(a)	Construction expenditures include AFUDC, which is expected to be approximately $80 million for the years 2009 through 2013.
(b)	Includes expenditures for intangible assets.

PPL Electric's capital expenditure projections for the years 2009 through 2013 total approximately $2.6 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  In light of current economic conditions, which have contributed to slower system-wide load growth and deferral of customer growth expansion plans, certain projects previously included in this table have been cancelled or completion dates have been delayed.  The table includes projected costs for the PJM-approved regional transmission line expansion project.  See Note 9 to the Financial Statements for additional information.

PPL Electric plans to fund its capital expenditures in 2009 with cash on hand, cash from operations and proceeds from the issuance of debt securities.

Contractual Obligations

PPL Electric has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2008, the estimated contractual cash obligations of PPL Electric were:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$1,769	$486		$500	$783
Interest on Long-term Debt (b)	1,067	108	$148	143	668
Purchase Obligations (c)	3,712	1,953	1,752	5	2
Other Long-term Liabilities Reflected on the Balance Sheets under GAAP (d)
Total Contractual Cash Obligations	$6,548	$2,547	$1,900	$648	$1,453

(a)
Reflects principal maturities only based on legal maturity.  See Statements of Long-Term Debt for a discussion of variable-rate remarketable bonds issued by the PEDFA on behalf of PPL Electric.  PPL Electric does not have any capital or operating lease obligations.

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

(d)
At December 31, 2008, total unrecognized tax benefits of $77 million were excluded from this table as PPL Electric cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

From time to time, as determined by its Board of Directors, PPL Electric pays dividends on its common stock to its parent, PPL.

As discussed in Note 8 to the Financial Statements, PPL Electric may not pay dividends on its common stock, except in certain circumstances, unless full dividends have been paid on the 6.25% Series Preference Stock for the then-current dividend period.  Additionally, PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments on its common stock in the event that PPL Electric fails to meet an interest coverage ratio or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries.  PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

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

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Electric are based on information provided by PPL Electric and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in PPL Electric's credit ratings could result in higher borrowing costs and reduced access to capital markets.

The following table summarizes the credit ratings of PPL Electric at December 31, 2008.

	Moody's	S&P	Fitch (a)
PPL Electric (b)
Senior Unsecured/Issuer Rating	Baa1	A-	BBB
First Mortgage Bonds	A3	A-	A-
Senior Secured Bonds	A3	A-	A-
Commercial Paper	P-2	A-2	F2
Preferred Stock	Baa3	BBB	BBB
Preference Stock	Baa3	BBB	BBB
Outlook	STABLE	STABLE	STABLE

(a)	Issuer Rating for Fitch is an "Issuer Default Rating."
(b)
Excludes Pollution Control Revenue Bonds issued by the LCIDA and the PEDFA on behalf of PPL Electric, of which the LCIDA bonds are insured and may be rated on the basis of relevant factors, including the insurer's ratings.

Moody's and S&P did not take any actions related to PPL Electric during 2008.  In March 2008, Fitch completed a review of its credit ratings for PPL Electric and affirmed all the ratings for PPL Electric, with the exception that it lowered the preferred stock rating to BBB from BBB+.  Fitch stated in the related press release that the lower preferred stock rating reflects its junior position in the capital structure and does not reflect any change in credit quality.

In January 2009, S&P completed a review of PPL Electric, upon which it revised its outlook to negative from stable and affirmed the A- issuer rating of PPL Electric.  S&P stated in its press release that the revision in its outlook reflects the linkage with PPL, whose outlook was also revised to negative from stable, along with their expectation that PPL Electric's financial metrics could weaken beginning in 2010.

Off-Balance Sheet Arrangements

PPL Electric has entered into certain guarantee agreements that are within the scope of FIN 45.  See Note 15 to the Financial Statements for a discussion of guarantees.

Risk Management

Market Risk

Commodity Price Risk - PLR Contracts through 2009

PPL Electric and PPL EnergyPlus have power supply agreements under which PPL EnergyPlus sells to PPL Electric (under a predetermined pricing arrangement) energy and capacity to fulfill PPL Electric's PLR obligation through 2009.  As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to PPL EnergyPlus through 2009.  See Note 16 to the Financial Statements for information regarding credit risk associated with the PLR contracts with PPL EnergyPlus.

Commodity Price Risk - PLR Contracts Subsequent to 2009

In order to mitigate the risk that PPL Electric will not be able to obtain adequate energy supply subsequent to 2009, when the full requirements of energy supply agreements with PPL EnergyPlus expire, PPL Electric has entered into power purchase agreements that include fixed prices.  PPL Electric's future financial performance will be affected by its ability to enter into other new supply contracts, the duration and pricing of such contracts relative to prevailing market conditions, the regulatory treatment for such contracts and the associated recovery of its supply costs.  Depending on these factors, PPL Electric's financial results may be materially adversely affected.  See "Overview" for information on the PUC-approved procurement plan and other ongoing Pennsylvania regulatory and legislative activities.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At December 31, 2008 and 2007, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.  PPL Electric estimated that a 10% decrease in interest rates at December 31, 2008 would increase the fair value of its debt portfolio by $50 million, compared with $49 million at December 31, 2007.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that PPL Electric would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Electric requires that counterparties maintain specified credit ratings and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL Electric has concentrations of suppliers, financial institutions and customers.  These concentrations may impact PPL Electric's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

In 2007, the PUC approved PPL Electric's post-rate cap plan to procure default electricity supply for retail customers who do not choose an alternative competitive supplier in 2010.  PPL Electric's plan provides for the procurement of the necessary electricity supply for 2010 through a series of six competitive bid solicitation processes during 2007 through 2009.  As of December 31, 2008, PPL Electric has contracted for two-thirds of the expected 2010 electricity supply requirements for its residential, small commercial and small industrial customers.  Under the standard Supply Master Agreement (the Agreement) for the bid solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2008, all of the successful bidders had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See "Overview" above and Notes 15, 16 and 19 to the Financial Statements for additional information on the competitive solicitations, the Agreement and credit concentration.

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

Competition

See "Item 1. Business - Competition" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Electric.

New Accounting Standards

See Note 1 to the Financial Statements for a discussion of new accounting standards adopted and Note 25 to the Financial Statements for a discussion of new accounting standards pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  PPL's senior management has reviewed these critical accounting policies and the estimates and assumptions regarding them with its Audit Committee.  In addition, PPL's senior management has reviewed the following disclosures regarding the application of these critical accounting policies with the Audit Committee.

SFAS 157

In 2006, the FASB issued SFAS 157, which provides a definition of fair value as well as a framework for measuring fair value.  In February 2008, the FASB amended SFAS 157, as originally issued, through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 was effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In October 2008, the FASB further amended SFAS 157 through the issuance of FSP FAS 157-3, which was effective upon issuance and amends SFAS 157 to clarify its application in a market that is not active.

As permitted by this guidance, PPL Electric partially applied SFAS 157, prospectively, effective January 1, 2008.  PPL Electric adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  The partial application of SFAS 157 affected fair value measurement concepts used or embedded in PPL Electric's critical accounting policy related to "Defined Benefits."  See Notes 1 and 18 to the Financial Statements for additional information regarding SFAS 157.

1) Defined Benefits

PPL Electric participates in and is allocated a significant portion of the liability and net periodic defined benefit pension and other postretirement costs of plans sponsored by PPL Services based on participation in those plans.  PPL follows the guidance of SFAS 87 and SFAS 106 when accounting for these defined benefits.  In addition, PPL adopted the recognition and measurement date provisions of SFAS 158 effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL is required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to regulatory assets for the portion allocated to PPL Electric.  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL no longer recognizes additional minimum liability adjustments in OCI.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

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

In selecting a discount rate for its domestic defined benefit plans, PPL starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of over 300 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $275 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2008, PPL increased the discount rate for its domestic pension plans from 6.39% to 6.50% as a result of this assessment and increased the discount rate for its other postretirement benefit plans from 6.26% to 6.45%.

In selecting an expected return on plan assets, PPL considers tax implications, past performance and economic forecasts for the types of investments held by the plans.  At December 31, 2008, PPL's expected return on plan assets was reduced from 8.25% to 8.0% for its domestic pension plans and decreased from 7.80% to 7.0% for its other postretirement benefit plans.

In selecting a rate of compensation increase, PPL considers past experience in light of movements in inflation rates.  At December 31, 2008, PPL's rate of compensation increase remained at 4.75% for its domestic plans.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs.  At December 31, 2008, PPL's health care cost trend rates were 8.40% for 2009, gradually declining to 5.50% for 2014.

A variance in the assumptions listed above could have a significant impact on the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and the regulatory assets allocated to PPL Electric.  The following chart reflects the sensitivities in the 2008 financial statements associated with a change in certain assumptions based on PPL's primary defined benefit plans.  While the charts below reflect either an increase or decrease in each assumption, the inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and regulatory assets by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

At December 31, 2008, PPL Electric had recorded the following defined benefit plan liabilities:

Pension liabilities	$209
Other postretirement benefit liabilities	69

The following chart reflects the sensitivities in the December 31, 2008 Balance Sheet associated with a change in certain assumptions based on PPL's primary defined benefit plans.

	Increase (Decrease)
Actuarial assumption	Change in assumption	Impact on defined benefit liabilities	Impact on regulatory assets

Discount Rate	(0.25)%	$28	$28
Rate of Compensation Increase	0.25%	5	5
Health Care Cost Trend Rate (a)	1.0%	4	4

(a)	Only impacts other postretirement benefits.

In 2008, PPL Electric was allocated net periodic defined benefit costs charged to operating expense of $18 million.  This amount represents a $1 million increase compared with the charge recognized during 2007.

The following chart reflects the sensitivities in the 2008 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$3
Expected Return on Plan Assets	(0.25)%	2
Rate of Compensation Increase	0.25%	1
Health Care Cost Trend Rate (a)	1.0%	1

(a)	Only impacts other postretirement benefits.

2) Loss Accruals

PPL Electric periodically accrues losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes.  PPL Electric's accounting for such events is prescribed by SFAS 5 and other related accounting guidance.  SFAS 5 defines a contingency as "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

For loss contingencies, the loss must be accrued if (1) information is available that indicates it is "probable" that the loss has been incurred, given the likelihood of the uncertain future events, and (2) the amount of the loss can be reasonably estimated.  The FASB defines "probable" as cases in which "the future event or events are likely to occur."  PPL Electric does not record the accrual of contingencies that might result in gains, unless recovery is assured.  PPL Electric continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects of accounting for loss accruals require significant judgment by PPL Electric's management.

PPL Electric uses its internal expertise and outside experts (such as lawyers and engineers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

No significant loss accruals were initially recorded in 2008.

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

PPL Electric reviews its loss accruals on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

3) Income Tax Uncertainties

Significant management judgment is required in developing PPL Electric's provision for income taxes primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

PPL Electric and its subsidiaries adopted FIN 48 effective January 1, 2007.  The adoption of FIN 48 altered the methodology PPL Electric previously used to account for income tax uncertainties.  Effective with the adoption of FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5.

Similar to SFAS 5, FIN 48 requires significant management judgment to determine the amount of benefit to be recognized in relation to an uncertain tax position.  FIN 48 requires PPL Electric to evaluate its tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize the benefit of a tax position that meets the more-likely-than-not recognition criterion in the financial statements.  The benefit is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  PPL Electric's management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

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

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  FIN 48 requires an entity to classify unrecognized tax benefits as current, to the extent management expects to settle an uncertain tax position, by payment or receipt of cash, within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria of FIN 48.  See Note 5 to the Financial Statements for the disclosures required by FIN 48.

At December 31, 2008, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could decrease by up to $9 million for PPL Electric.  This decrease could result from the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

4) Regulation

PPL Electric's electricity delivery business is cost-based rate-regulated.  As a result, PPL Electric accounts for this business in accordance with the provisions of SFAS 71, which requires cost-based rate-regulated entities to reflect the effects of regulatory actions in their financial statements.  PPL Electric records assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates.  Regulatory liabilities generally represent obligations to regulated customers for previous collections of costs that have not yet been incurred but are expected to be incurred in the future.  These amounts are recorded to income only when the associated costs are incurred.

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

At December 31, 2008 and 2007, PPL Electric had regulatory assets of $737 million and $837 million.  All of PPL Electric's regulatory assets are either currently being recovered under specific rate orders or represent amounts that will be recovered in future rates based upon established regulatory practices.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated balance sheets and statements of long-term debt of PPL Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareowners' common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PPL Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited PPL Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PPL Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting at Item 9A.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PPL Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and statements of long-term debt of PPL Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareowners' common equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member of PPL Energy Supply, LLC

We have audited the accompanying consolidated balance sheets and statements of long-term debt of PPL Energy Supply, LLC and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, member’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Energy Supply, LLC and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Electric Utilities Corporation

We have audited the accompanying consolidated balance sheets and statements of long-term debt of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 8.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set fourth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 27, 2009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	2008	2007	2006
Operating Revenues
Utility	$4,114	$4,114	$3,855
Unregulated retail electric and gas	151	102	91
Wholesale energy marketing
Realized	2,325	1,617	1,412
Unrealized economic activity (Note 19)	1,056	(145)	120
Net energy trading margins	(121)	41	35
Energy-related businesses	519	769	618
Total	8,044	6,498	6,131

Operating Expenses
Operation
Fuel	1,011	906	763
Energy purchases
Realized	1,634	918	843
Unrealized economic activity (Note 19)	626	(198)	130
Other operation and maintenance	1,430	1,373	1,266
Amortization of recoverable transition costs	293	310	282
Depreciation (Note 1)	461	446	419
Taxes, other than income (Note 5)	289	298	281
Energy-related businesses (Note 9)	481	762	638
Total	6,225	4,815	4,622

Operating Income	1,819	1,683	1,509

Other Income - net (Note 17)	22	95	62

Interest Expense	459	474	447

Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary	1,382	1,304	1,124

Income Taxes (Note 5)	440	270	268

Minority Interest	2	3	3

Dividends on Preferred Securities of a Subsidiary (Notes 7 and 8)	18	18	14

Income from Continuing Operations	922	1,013	839

Income from Discontinued Operations (net of income taxes) (Note 10)	8	275	26

Net Income	$930	$1,288	$865

Earnings Per Share of Common Stock (Note 4)
Income from Continuing Operations:
Basic	$2.47	$2.66	$2.20
Diluted	$2.45	$2.63	$2.17
Net Income:
Basic	$2.49	$3.39	$2.27
Diluted	$2.47	$3.35	$2.24

Dividends Declared Per Share of Common Stock	$1.34	$1.22	$1.10

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$930	$1,288	$865
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax gain from the sale of the Latin American businesses		(400)
Depreciation	461	458	446
Amortizations - recoverable transition costs and other	383	433	309
Defined benefits	(100)	(39)	(115)
Impairment of assets	105	124	62
Gain on the sale of emission allowances	(6)	(109)	(22)
Deferred income taxes and investment tax credits	43	42	(25)
Unrealized (gains) losses on derivatives and other hedging activities	(279)	(22)	4
Other	91	62	42
Change in current assets and current liabilities
Accounts receivable	118	(186)	(31)
Accounts payable	85	119	114
Unbilled revenues	(85)	(99)	24
Fuel, materials and supplies	(35)	25	(31)
Other	(92)	(37)	85
Other operating activities
Other assets	21	(12)	17
Other liabilities	(51)	(76)	14

Net cash provided by operating activities	1,589	1,571	1,758

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,418)	(1,657)	(1,394)
Proceeds from the sale of the Latin American businesses		851
Proceeds from the sale of telecommunication operations		47
Proceeds from the sale of gas and propane businesses	303
Expenditures for intangible assets	(332)	(65)	(80)
Proceeds from the sale of intangible assets	19	111	47
Proceeds from the sale of interest in Griffith plant			110
Purchases of nuclear plant decommissioning trust investments	(224)	(190)	(227)
Proceeds from the sale of nuclear plant decommissioning trust investments	197	175	211
Purchases of other investments	(290)	(601)	(696)
Proceeds from the sale of other investments	195	860	400
Net increase in restricted cash and cash equivalents	(71)	(125)	(12)
Other investing activities	(6)	(20)	24

Net cash used in investing activities	(1,627)	(614)	(1,617)

Cash Flows from Financing Activities
Issuance of long-term debt	1,338	985	1,985
Retirement of long-term debt	(671)	(1,216)	(1,535)
Repurchase of common stock	(38)	(712)
Issuance of preference stock, net of issuance costs			245
Issuance of common stock	19	32	21
Payment of common stock dividends	(491)	(459)	(411)
Net increase (decrease) in short-term debt	588	61	(173)
Other financing activities	(24)	(17)	(37)

Net cash provided by (used in) financing activities	721	(1,326)	95

Effect of Exchange Rates on Cash and Cash Equivalents	(13)	5	3

Net Increase (Decrease) in Cash and Cash Equivalents	670	(364)	239
Cash and Cash Equivalents at Beginning of Period	430	794	555
Cash and Cash Equivalents at End of Period	$1,100	$430	$794

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$468	$437	$449
Income taxes - net	$300	$376	$270

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2008	2007
Assets

Current Assets
Cash and cash equivalents	$1,100	$430
Short-term investments (Note 8)	150	108
Restricted cash and cash equivalents (Note 20)	320	203
Accounts receivable (less reserve: 2008, $36; 2007, $39)
Customer	456	586
Other	77	75
Unbilled revenues	599	531
Fuel, materials and supplies (Note 1)	337	316
Prepayments	84	160
Deferred income taxes (Note 5)	2	25
Price risk management assets (Note 19)	1,224	319
Other intangibles (Note 21)	17	76
Assets held for sale (Note 10)		318
Other	17	21
Total Current Assets	4,383	3,168

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	47	44
Nuclear plant decommissioning trust funds (Note 23)	446	555
Other	29	9
Total Investments	522	608

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	8,046	8,787
Generation	9,630	8,812
General	840	836
	18,516	18,435
Construction work in progress	1,131	1,287
Nuclear fuel	428	387
Electric plant	20,075	20,109
Gas and oil plant	68	66
Other property	156	202
	20,299	20,377
Less: accumulated depreciation	7,883	7,772
Total Property, Plant and Equipment	12,416	12,605

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	281	574
Goodwill (Note 21)	763	991
Other intangibles (Note 21)	596	335
Price risk management assets (Note 19)	1,392	587
Other	1,052	1,104
Total Regulatory and Other Noncurrent Assets	4,084	3,591

Total Assets	$21,405	$19,972

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2008	2007
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$679	$92
Long-term debt	687	678
Accounts payable	766	689
Above market NUG contracts (Note 15)	25	42
Taxes	77	127
Interest	130	131
Dividends	131	118
Price risk management liabilities (Note 19)	1,324	423
Liabilities held for sale (Note 10)		68
Other	474	514
Total Current Liabilities	4,293	2,882

Long-term Debt	7,151	6,890

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,764	2,192
Price risk management liabilities (Note 19)	836	916
Accrued pension obligations (Note 13)	899	59
Asset retirement obligations (Note 22)	389	376
Above market NUG contracts (Note 15)	4	29
Other	673	752
Total Deferred Credits and Other Noncurrent Liabilities	4,565	4,324

Commitments and Contingent Liabilities (Note 15)

Minority Interest	18	19

Preferred Securities of a Subsidiary (Note 7)	301	301

Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,183	2,172
Earnings reinvested	3,875	3,448
Accumulated other comprehensive loss (Note 1)	(985)	(68)
Total Shareowners' Common Equity	5,077	5,556

Total Liabilities and Equity	$21,405	$19,972

(a)	780 million shares authorized; 375 million shares issued and outstanding at December 31, 2008, and 373 million shares issued and outstanding at December 31, 2007.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' COMMON EQUITY
AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share amounts)
	2008	2007	2006

Common stock at beginning and end of year	$4	$4	$4

Capital in excess of par value at beginning of year	2,172	2,810	3,602
Retirement of treasury stock			(839)
Common stock issued	29	48	26
Common stock repurchased (Note 8)	(38)	(712)
Stock-based compensation	28	26	22
Other	(8)		(1)

Capital in excess of par value at end of year	2,183	2,172	2,810

Treasury stock at beginning of year			(838)
Treasury stock purchased			(1)
Retirement of treasury stock (Note 1)			839

Treasury stock at end of year

Earnings reinvested at beginning of year	3,448	2,626	2,182
Net income	930	1,288	865
Dividends and dividend equivalents declared on common stock and restricted stock units	(503)	(466)	(421)

Earnings reinvested at end of year	3,875	3,448	2,626

Accumulated other comprehensive loss at beginning of year	(68)	(318)	(532)
Other comprehensive (loss) income (a)	(917)	250	414
Adjustment to initially apply SFAS 158, net of tax benefit of $103			(200)

Accumulated other comprehensive loss at end of year (b)	(985)	(68)	(318)

Total Shareowners' Common Equity	$5,077	$5,556	$5,122

Common stock shares outstanding at beginning of year (c)	373,271	385,039	380,145
Common stock shares issued through the ICP, ICPKE, 2.625% Convertible Senior Notes and directors retirement plan, net of forfeitures	2,158	3,177	4,955
Common stock shares repurchased (Note 8)	(848)	(14,945)
Treasury stock shares purchased			(61)

Common stock shares outstanding at end of year	374,581	373,271	385,039

(a)	Net income	$930	$1,288	$865
	Other comprehensive (loss) income:
	Foreign currency translation adjustments, net of tax expense (benefit) of $11, $(7), $0	(500)	29	155
	Net unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(55), $8, $36	(50)	11	13
	Net unrealized gain (loss) on qualifying derivatives, net of tax expense (benefit) of $348, $(131), $51	561	(191)	43
	Defined benefit plans, amounts arising during the period:
	Prior service costs		2
	Net actuarial (loss) gain, net of tax (benefit) expense of $(294), $104	(577)	233
	Additional minimum pension liability adjustment, net of tax expense of $26			54
	Equity investee's other comprehensive loss	(3)
	Reclassifications to net income:
	Foreign currency translation adjustments, net of tax benefit of $8		64
	Defined benefit plans:
	Prior service costs, net of tax benefit (expense) of $9, $(6)	18	14
	Net actuarial loss, net of tax benefit of $11, $19	20	40
	Transition obligation, net of tax benefit of $1, $1	2	1
	Available-for-sale securities, net of tax benefit (expense) of $2, $(2), $(3)	2	(3)	(3)
	Qualifying derivatives, net of tax (expense) benefit of $(245), $26, $73	(390)	50	152
	Total other comprehensive (loss) income	(917)	250	414
	Comprehensive income	$13	$1,538	$1,279

(b)	See Note 1 for disclosure of balances for each component of accumulated other comprehensive loss.

(c)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2008	2007		Maturity (a)
U.S.
4.33% - 7.0% Senior Unsecured Notes (b)	$3,151	$2,451		2009-2047
Junior Subordinated Notes (c)	500	500		2067
2-5/8% Convertible Senior Notes (d)		57		2023
8.05% - 8.30% Senior Secured Notes (e)	437	437		2013
8.70% Unsecured Promissory Notes		10	(p)	2022
7.375% First Mortgage Bonds (f)	10	10		2014
4.30% - 6.45% Senior Secured Bonds (g)	1,436	1,036		2009-2037
3.125% - 4.75% Senior Secured Bonds (Pollution Control Series) (h)(i)	224	314		2027-2029
Variable Rate Senior Secured Bonds (Pollution Control Series) (h)(j)	90			2023
7.15% Series 1999-1 Transition Bonds		305
Variable Rate Exempt Facilities Notes (k)	231	81		2037-2038
Variable Rate Pollution Control Facilities Note (l)	9	9		2027
	6,088	5,210

U.K.
4.80436% - 9.25% Senior Unsecured Notes (m)	1,261	1,812		2017-2037
1.541% Index-linked Senior Unsecured Notes (n)	377	481		2053-2056
	1,638	2,293
	7,726	7,503
Fair value adjustments from hedging activities	80	28
Fair value adjustments from purchase accounting (o)	35	52
Unamortized premium	10	11
Unamortized discount	(13)	(16)
	7,838	7,578
Less amount due within one year	(687)	(678)
Less amount included in liabilities held for sale		(10)	(p)
Total Long-term Debt	$7,151	$6,890

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt are (millions of dollars):  2009, $687; 2010, $0; 2011, $500; 2012, $0; 2013, $1,237; and $5,302 thereafter.  There are no debt securities outstanding that have sinking fund requirements.

(b)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPSSM).  The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date).  The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer or (b) repurchase by PPL Energy Supply.  If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing.  PPL Energy Supply has the right to terminate the remarketing process.  If the remarketing is terminated at the option of PPL Energy Supply or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

Also includes $250 million of notes that may be redeemed at par beginning in July 2011 and $100 million of notes that may be redeemed at par beginning in July 2012.

On February 17, 2009, PPL Energy Supply initiated cash tender offers for up to $250 million aggregate principal amount of certain of its outstanding senior notes.  See Note 8 for additional information.

(c)
The notes bear interest at 6.70% into March 2017, at which time the notes will bear interest at three-month LIBOR plus 2.665%, reset quarterly, until maturity.  Interest payments may be deferred, from time to time, on one or more occasions for up to ten consecutive years.  The notes may be redeemed at par beginning in March 2017.  In connection with the issuance of the notes, PPL and PPL Capital Funding entered into a Replacement Capital Covenant, in which PPL and PPL Capital Funding agreed for the benefit of holders of a designated series of unsecured long-term indebtedness of PPL or PPL Capital Funding ranking senior to the notes that (i) PPL Capital Funding will not redeem or purchase the notes, or otherwise satisfy, discharge or defease the principal amount of the notes and (ii) neither PPL nor any of its other subsidiaries will purchase the notes before the end of March 2037, except, subject to certain limitations, to the extent that the applicable redemption or repurchase price or principal amount defeased does not exceed a specified amount of proceeds from the sale of qualifying replacement capital securities during the 180-day period prior to the date of that redemption, repurchase or defeasance.  The designated series of covered debt benefiting from the Replacement Capital Covenant at December 31, 2008 was PPL Capital Funding's 6.85% Senior Notes due 2047.

(d)
PPL Energy Supply called the Convertible Senior Notes for redemption in May 2008.  The Convertible Senior Notes were subject to conversion in 2008 at the election of the holders any time prior to the redemption date.  See Notes 4 and 8 for a discussion of conversion terms, as well as conversions and redemptions in 2008.

(e)	Represents lease financing consolidated through a variable interest entity. See Note 24 for additional information.

(f)
The First Mortgage Bonds were issued under, and secured by, the lien of the 1945 First Mortgage Bond Indenture.  In December 2008, PPL Electric completed an in-substance defeasance of the First Mortgage Bonds by depositing sufficient funds with the trustee to satisfy the principal and remaining interest payments on the debt.  Also in December 2008, PPL Electric discharged the lien under the 1945 First Mortgage Bond Indenture, which covered substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  See Note 8 for additional information.

(g)
The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture, and were secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  In December 2008, PPL Electric discharged the lien under the 1945 First Mortgage Bond Indenture and cancelled the related first mortgage bonds in accordance with the terms of the 2001 Senior Secured Bond Indenture.  The Senior Secured Bonds continue to be secured by the lien of the 2001 Senior Secured Bond Indenture.  See Note 8 for additional information.

(h)
PPL Electric issued a series of its Senior Secured Bonds to secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric.  These Senior Secured Bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds.  These Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture and are secured as noted in (g) above.

(i)	The Senior Secured Bonds outstanding at December 31, 2008 may be redeemed at par beginning in 2015.

(j)
The related Pollution Control Bonds are structured as variable-rate remarketable bonds.  PPL Electric may convert the interest rate on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  The bonds are currently in a term rate mode and bear interest at 4.85% until October 2010, at which time the bonds will be remarketed based upon the interest rate mode elected by PPL Electric.

(k)
The PEDFA issued Exempt Facilities Revenue Bonds on behalf of PPL Energy Supply in December 2007 (Series 2007 Bonds) and December 2008 (Series 2008 Bonds).  In connection with the issuances of such bonds, PPL Energy Supply entered into loan agreements with the PEDFA pursuant to which the PEDFA has loaned to PPL Energy Supply the proceeds of the bonds on payment terms that correspond to those of the bonds.  The bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.

At December 31, 2008, the Series 2007 Bonds, in an aggregate principal amount of $81 million, are in a term rate mode and bear interest at 1.80% through April 9, 2009, at which time the Series 2007 Bonds will be remarketed based upon the interest rate mode elected by PPL Energy Supply.  To the extent that a purchase is required prior to the maturity date, PPL Energy Supply has the ability and intent to refinance the Series 2007 Bonds on a long-term basis.  At December 31, 2007, interest rate on the Series 2007 Bonds was 3.2%.

PPL Investment Corporation, a subsidiary of PPL Energy Supply, acted as initial purchaser of the Series 2008 Bonds upon issuance.  The Series 2008 Bonds, in an aggregate principal amount of $150 million, bear interest at an initial rate of 5.50% through March 15, 2009, at which time the Series 2008 Bonds will be subject to weekly remarketing until such time that the interest rate mode is changed at the election of PPL Energy Supply.  PPL Energy Supply expects that the Series 2008 Bonds will be remarketed to unaffiliated investors in 2009, subject to market conditions.  See Note 8 for additional information.

(l)	Rate was 0.8% at December 31, 2008, and 4.923% at December 31, 2007.

(m)
Although financial information of foreign subsidiaries is recorded on a one-month lag, WPD's December 2008 retirement of senior notes is reflected in the 2008 Financial Statements, as discussed in Note 8, and its December 2007 retirement of senior notes is reflected in the 2007 Financial Statements due to the materiality of these retirements.

Includes $345 million at December 31, 2008 and $463 million at December 31, 2007 of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. government bond.  Additionally, the $345 million and $463 million at December 31, 2008 and 2007 of such notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

Change from 2007 to 2008 includes a decrease of $326 million resulting from movements in foreign currency exchange rates.

(n)
The principal amount of these notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the related indentures.  The adjustment to the principal amount from 2007 to 2008 was an increase of $18 million and is offset by a $122 million decrease resulting from movements in foreign currency exchange rates.

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

(o)
Represents adjustments made to record WPD's long-term debt at fair value at the time of acquisition of the controlling interest in WPD in 2002.  The change from 2007 to 2008 includes a decrease resulting from movements in foreign currency exchange rates.

(p)
In 2007, PPL announced its intention to sell its natural gas distribution and propane businesses.  The assets and liabilities of these businesses, including the 8.70% Unsecured Promissory Notes, were classified as held for sale at December 31, 2007.  See Note 10 for additional information on the sale and Note 8 for a discussion of the prepayment of the notes.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2008	2007	2006
Operating Revenues
Wholesale energy marketing
Realized	$2,325	$1,617	$1,412
Unrealized economic activity (Note 19)	1,056	(145)	120
Wholesale energy marketing to affiliate (Note 16)	1,826	1,810	1,708
Utility	824	863	756
Unregulated retail electric and gas	151	102	91
Net energy trading margins	(121)	41	35
Energy-related businesses	511	760	596
Total	6,572	5,048	4,718

Operating Expenses
Operation
Fuel	1,011	906	763
Energy purchases
Realized	1,470	711	668
Unrealized economic activity (Note 19)	626	(198)	130
Energy purchases from affiliate (Note 16)	108	156	157
Other operation and maintenance	1,077	1,013	941
Depreciation (Note 1)	317	303	290
Taxes, other than income (Note 5)	87	98	91
Energy-related businesses (Note 9)	478	757	622
Total	5,174	3,746	3,662

Operating Income	1,398	1,302	1,056

Other Income - net (Note 17)	14	79	49

Interest Income from Affiliates (Note 16)	14	29	21

Interest Expense	317	288	248

Interest Expense with Affiliate (Note 16)		4	12

Income from Continuing Operations Before Income Taxes and Minority Interest	1,109	1,118	866

Income Taxes (Note 5)	344	217	187

Minority Interest	2	3	3

Income from Continuing Operations	763	898	676

Income from Discontinued Operations (net of income taxes) (Note 10)	5	307	22

Net Income	$768	$1,205	$698

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$768	$1,205	$698
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax gain from the sale of the Latin American businesses		(400)
Depreciation	317	309	309
Amortization - energy commitments and other	66	104	3
Defined benefits	(97)	(34)	(100)
Deferred income taxes and investment tax credits	165	112	70
Gain on the sale of emission allowances	(6)	(109)	(22)
Impairment of assets	93	102	62
Unrealized gains on derivatives and other hedging activities	(285)	(27)
Other	71	45	81
Change in current assets and current liabilities
Accounts receivable	141	(217)	(67)
Accounts payable	72	104	101
Unbilled revenues	(89)	(69)	13
Fuels, materials and supplies	(26)	29	(34)
Other	(108)	29	127
Other operating activities
Other assets	15	(6)	(1)
Other liabilities	(58)	(83)

Net cash provided by operating activities	1,039	1,094	1,240

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,114)	(1,331)	(1,033)
Proceeds from the sale of the Latin American businesses		851
Proceeds from the sale of telecommunication operations		47
Expenditures for intangible assets	(325)	(65)	(80)
Proceeds from the sale of intangible assets	19	111	47
Proceeds from the sale of interest in Griffith plant			110
Purchases of nuclear plant decommissioning trust investments	(224)	(190)	(227)
Proceeds from the sale of nuclear plant decommissioning trust investments	197	175	211
Purchases of other investments	(197)	(561)	(535)
Proceeds from the sale of other investments	102	795	240
Net increase in restricted cash and cash equivalents	(152)	(110)	(14)
Other investing activities	(2)	(27)	20

Net cash used in investing activities	(1,696)	(305)	(1,261)

Cash Flows from Financing Activities
Issuance of long-term debt	849	136	1,985
Retirement of long-term debt	(266)	(378)	(854)
Contributions from Member	421	700	115
Distributions to Member	(750)	(1,471)	(712)
Net increase (decrease) in short-term debt	534	62	(173)
Net decrease in short-term note payable to affiliate			(8)
Other financing activities	(9)	(12)	(38)

Net cash provided by (used in) financing activities	779	(963)	315

Effect of Exchange Rates on Cash and Cash Equivalents	(13)	5	3

Net Increase (Decrease) in Cash and Cash Equivalents	109	(169)	297
Cash and Cash Equivalents at Beginning of Period	355	524	227
Cash and Cash Equivalents at End of Period	$464	$355	$524

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$325	$281	$268
Income taxes - net	$149	$196	$40

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2008	2007
Assets

Current Assets
Cash and cash equivalents	$464	$355
Short-term investments (Note 8)	150	102
Restricted cash and cash equivalents (Note 20)	315	146
Accounts receivable (less reserve: 2008, $21; 2007, $20)
Customer	220	376
Other	66	61
Unbilled revenues	408	339
Accounts receivable from affiliates	159	169
Collateral on PLR energy supply to affiliate (Note 16)	300	300
Fuel, materials and supplies (Note 1)	301	282
Prepayments	71	120
Deferred income taxes (Note 5)	2	49
Price risk management assets (Note 19)	1,221	318
Other intangibles (Note 21)	17	76
Other	4	7
Total Current Assets	3,698	2,700

Investments
Investment in unconsolidated affiliates - at equity (Note 3)	47	44
Nuclear plant decommissioning trust funds (Note 23)	446	555
Other	21	5
Total Investments	514	604

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	3,540	4,470
Generation	9,630	8,812
General	286	334
	13,456	13,616
Construction work in progress	1,031	1,165
Nuclear fuel	428	387
Electric plant	14,915	15,168
Gas and oil plant	68	66
Other property	154	200
	15,137	15,434
Less: accumulated depreciation	5,936	5,904
Total Property, Plant and Equipment	9,201	9,530

Other Noncurrent Assets
Goodwill (Note 21)	763	991
Other intangibles (Note 21)	466	214
Price risk management assets (Note 19)	1,346	568
Other	481	660
Total Other Noncurrent Assets	3,056	2,433

Total Assets	$16,469	$15,267

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2008	2007
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$584	$51
Long-term debt		283
Accounts payable	684	611
Accounts payable to affiliates	62	61
Above market NUG contracts (Note 15)	25	42
Taxes	31	102
Interest	88	94
Deferred revenue on PLR energy supply to affiliate (Note 16)	12	12
Price risk management liabilities (Note 19)	1,313	421
Other	357	357
Total Current Liabilities	3,156	2,034

Long-term Debt	5,196	4,787

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	1,110	1,413
Price risk management liabilities (Note 19)	836	904
Accrued pension obligations (Note 13)	556	23
Asset retirement obligations (Note 22)	389	376
Above market NUG contracts (Note 15)	4	29
Deferred revenue on PLR energy supply to affiliate (Note 16)		12
Other	410	465
Total Deferred Credits and Other Noncurrent Liabilities	3,305	3,222

Commitments and Contingent Liabilities (Note 15)

Minority Interest	18	19

Member's Equity	4,794	5,205

Total Liabilities and Equity	$16,469	$15,267

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2008	2007	2006

Member's Equity at beginning of year	$5,205	$4,534	$4,149
Comprehensive (loss) income:
Net income	768	1,205	698
Other comprehensive (loss) income (a):
Foreign currency translation adjustments, net of tax expense (benefit) of $11, $(7), $0	(500)	29	155
Net unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of $(55), $8, $36	(50)	11	13
Net unrealized gain (loss) on qualifying derivatives, net of tax expense (benefit) of $353, $(122), $47	569	(179)	38
Defined benefit plans, amounts arising during the period:
Prior service (costs) credits	(1)	2
Net actuarial (loss) gain net of tax (benefit) expense of $(243), $98	(500)	222
Additional minimum liability adjustment, net of tax expense of $22			49
Equity investee's other comprehensive loss	(3)
Reclassifications to net income:
Foreign currency translation adjustments, net of tax benefit of $8		64
Defined benefit plans:
Prior service costs, net of tax benefit (expense) of $5, $(3)	12	10
Net actuarial loss, net of tax benefit of $5, $18	12	40
Transition obligation, net of tax benefit of $1, $1	2	1
Available-for-sale securities, net of tax benefit (expense) of $2, $(2), $(3)	2	(3)	(2)
Qualifying derivatives, net of tax (expense) benefit of $(247), $20, $70	(393)	43	147

Total comprehensive (loss) income	(82)	1,445	1,098

Adjustment to initially apply SFAS 158, net of tax benefit of $89			(181)
Adjustment to initially adopt FIN 48		(1)
Contributions from Member (b)	421	700	180
Distributions to Member	(750)	(1,471)	(712)
Other		(2)
Member's Equity at end of year	$4,794	$5,205	$4,534

(a)	See Note 1 for disclosure of balances for each component of AOCI.
(b)
On July 1, 2006, in connection with an internal reorganization, PPL Energy Supply received non-cash contributions from its parent, consisting of a note receivable and ownership interests in certain subsidiaries (including PPL Telcom).  The contributions were recorded at the parent's historical carrying amounts, collectively totaling $65 million.  The businesses of these subsidiaries became a component of PPL Energy Supply's Supply segment.  The impact on PPL Energy Supply's financial statements and the Supply segment was not significant.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	Outstanding
	2008	2007	Maturity (a)

U.S.
5.40% - 7.0% Senior Unsecured Notes (b)	$2,850	$2,150	2011-2046
2-5/8% Convertible Senior Notes (c)		57	2023
8.05% - 8.30% Senior Secured Notes (d)	437	437	2013
Variable Rate Exempt Facilities Notes (e)	231	81	2037-2038
	3,518	2,725
U.K.
4.80436% - 9.25% Senior Unsecured Notes (f)	1,261	1,812	2017-2037
1.541% Index-linked Senior Unsecured Notes (g)	377	481	2053-2056
	1,638	2,293
	5,156	5,018
Fair value adjustments from hedging activities	5
Fair value adjustments from purchase accounting (h)	35	52
Unamortized premium	10	11
Unamortized discount	(10)	(11)
	5,196	5,070
Less amount due within one year		(283)

Total Long-term Debt	$5,196	$4,787

See Note 8 for information on debt issuances, debt retirements and other changes in long-term debt.

(a)
Aggregate maturities of long-term debt are (millions of dollars):  2009, $0; 2010, $0; 2011, $500; 2012, $0; 2013, $737; and $3,919 thereafter.  There are no debt securities outstanding that have sinking fund requirements.

(b)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPSSM).  The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date).  The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer or (b) repurchase by PPL Energy Supply.  If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing.  PPL Energy Supply has the right to terminate the remarketing process.  If the remarketing is terminated at the option of PPL Energy Supply or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

Also includes $250 million of notes that may be redeemed at par beginning in July 2011.

On February 17, 2009, PPL Energy Supply initiated cash tender offers for up to $250 million aggregate principal amount of certain of its outstanding senior notes.  See Note 8 for additional information.

(c)
PPL Energy Supply called the Convertible Senior Notes for redemption in May 2008.  The Convertible Senior Notes were subject to conversion in 2008 at the election of the holders any time prior to the redemption date.  See Notes 4 and 8 for a discussion of conversion terms, as well as conversions and redemptions in 2008.

(d)	Represents lease financing consolidated through a variable interest entity. See Note 24 for additional information.

(e)
The PEDFA issued Exempt Facilities Revenue Bonds on behalf of PPL Energy Supply in December 2007 (Series 2007 Bonds) and December 2008 (Series 2008 Bonds).  In connection with the issuances of such bonds, PPL Energy Supply entered into loan agreements with the PEDFA pursuant to which the PEDFA has loaned to PPL Energy Supply the proceeds of the bonds on payment terms that correspond to those of the bonds.  The bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.

At December 31, 2008, the Series 2007 Bonds, in an aggregate principal amount of $81 million, are in a term rate mode and bear interest at 1.80% through April 9, 2009, at which time the Series 2007 Bonds will be remarketed based upon the interest rate mode elected by PPL Energy Supply.  To the extent that a purchase is required prior to the maturity date, PPL Energy Supply has the ability and intent to refinance the Series 2007 Bonds on a long-term basis.  At December 31, 2007, the interest rate on the Series 2007 Bonds was 3.2%.

PPL Investment Corporation, a subsidiary of PPL Energy Supply, acted as initial purchaser of the Series 2008 Bonds upon issuance.  The Series 2008 Bonds, in an aggregate principal amount of $150 million, bear interest at an initial rate of 5.50% through March 15, 2009, at which time the Series 2008 Bonds will be subject to weekly remarketing until such time that the interest rate mode is changed at the election of PPL Energy Supply.  PPL Energy Supply expects that the Series 2008 Bonds will be remarketed to unaffiliated investors in 2009, subject to market conditions.  See Note 8 for additional information.

(f)
Although financial information of foreign subsidiaries is recorded on a one-month lag, WPD's December 2008 retirement of senior notes is reflected in the 2008 Financial Statements, as discussed in Note 8, and its December 2007 retirement of senior notes is reflected in the 2007 Financial Statements due to the materiality of these retirements.

Includes $345 million at December 31, 2008 and $463 million at December 31, 2007 of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. government bond.  Additionally, the $345 million and $463 million at December 31, 2008 and 2007 of such notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

Change from 2007 to 2008 includes a decrease of $326 million resulting from movements in foreign currency exchange rates.

(g)
The principal amount of these notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the related indentures.  The adjustment to the principal amount from 2007 to 2008 was an increase of $18 million and is offset by a $122 million decrease resulting from movements in foreign currency exchange rates.

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

(h)
Represents adjustments made to record WPD's long-term debt at fair value at the time of acquisition of the controlling interest in WPD in 2002.  The change from 2007 to 2008 includes a decrease resulting from movements in foreign currency exchange rates.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2008	2007	2006
Operating Revenues
Retail electric	$3,293	$3,254	$3,102
Wholesale electric to affiliate (Note 16)	108	156	157
Total	3,401	3,410	3,259

Operating Expenses
Operation
Energy purchases	163	206	175
Energy purchases from affiliate (Note 16)	1,826	1,810	1,708
Other operation and maintenance	410	402	369
Amortization of recoverable transition costs	293	310	282
Depreciation (Note 1)	131	132	118
Taxes, other than income (Note 5)	203	200	189
Total	3,026	3,060	2,841

Operating Income	375	350	418

Other Income - net (Note 17)	5	12	11

Interest Income from Affiliate (Note 16)	9	19	20

Interest Expense	101	118	134

Interest Expense with Affiliate (Note 16)	10	17	17

Income Before Income Taxes	278	246	298

Income Taxes (Note 5)	102	83	104

Net Income	176	163	194

Dividends on Preferred Securities (Notes 7 and 8)	18	18	14

Income Available to PPL	$158	$145	$180

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2008	2007	2006
Cash Flows from Operating Activities
Net income	$176	$163	$194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	131	132	118
Amortizations - recoverable transition costs and other	313	326	303
Realization of benefits related to Black Lung Trust assets			(36)
Accrual for PJM billing dispute			(35)
Write-off of storm-related costs			11
Other	4	22	21
Change in current assets and current liabilities
Accounts receivable	(22)	(5)	11
Accounts payable	(1)	26	22
Prepayments	9	(13)	1
Other	27	(84)	(19)
Other operating activities
Other assets	23	19	(1)
Other liabilities	(12)	(18)	(12)
Net cash provided by operating activities	648	568	578

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(268)	(286)	(289)
Expenditures for intangible assets	(7)
Purchases of investments	(90)	(32)	(143)
Proceeds from the sale of investments	90	57	143
Net (increase) decrease in notes receivable from affiliate	(23)	23
Net decrease (increase) in restricted cash and cash equivalents	69	(8)	(2)
Other investing activities	3	7	4
Net cash used in investing activities	(226)	(239)	(287)

Cash Flows from Financing Activities
Issuance of preference stock, net of issuance costs			245
Issuance of long-term debt	489	250
Retirement of long-term debt	(395)	(555)	(433)
Contribution from PPL			75
Repurchase of common stock from PPL			(200)
Payment of common stock dividends to PPL	(98)	(119)	(116)
Payment of dividends on preferred securities	(18)	(18)	(10)
Net increase (decrease) in short-term debt	54	(1)
Other financing activities	(4)	(3)
Net cash provided by (used in) financing activities	28	(446)	(439)

Net Increase (Decrease) in Cash and Cash Equivalents	450	(117)	(148)
Cash and Cash Equivalents at Beginning of Period	33	150	298
Cash and Cash Equivalents at End of Period	$483	$33	$150

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$90	$113	$137
Income taxes - net	$59	$87	$122

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2008	2007
Assets

Current Assets
Cash and cash equivalents	$483	$33
Restricted cash and cash equivalents (Note 20)	1	42
Accounts receivable (less reserve: 2008, $14; 2007, $18)
Customer	233	209
Other	11	5
Unbilled revenues	190	192
Accounts receivable from affiliates	8	16
Note receivable from affiliate (Note 16)	300	277
Prepayments	7	16
Prepayment on PLR energy supply from affiliate (Note 16)	12	12
Other	50	53
Total Current Assets	1,295	855

Property, Plant and Equipment (Note 1)
Electric plant in service
Transmission and distribution	4,506	4,316
General	489	443
	4,995	4,759
Construction work in progress	79	114
Electric plant	5,074	4,873
Other property	2	2
	5,076	4,875
Less: accumulated depreciation	1,924	1,854
Total Property, Plant and Equipment	3,152	3,021

Regulatory and Other Noncurrent Assets (Note 1)
Recoverable transition costs	281	574
Intangibles (Note 21)	130	121
Prepayment on PLR energy supply from affiliate (Note 16)		12
Taxes recoverable through future rates	250	245
Recoverable costs of defined benefit plans (Note 1)	192
Other	116	158
Total Regulatory and Other Noncurrent Assets	969	1,110

Total Assets	$5,416	$4,986

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2008	2007
Liabilities and Equity

Current Liabilities
Short-term debt (Note 8)	$95	$41
Long-term debt	486	395
Accounts payable	57	46
Accounts payable to affiliates	186	192
Taxes	65	44
Collateral on PLR energy supply from affiliate (Note 16)	300	300
Other	124	120
Total Current Liabilities	1,313	1,138

Long-term Debt	1,283	1,279

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits (Note 5)	767	763
Accrued pension obligations (Note 13)	209	4
Other	198	216
Total Deferred Credits and Other Noncurrent Liabilities	1,174	983

Commitments and Contingent Liabilities (Note 15)

Shareowners' Equity
Preferred securities (Note 7)	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	557	497
Total Shareowners' Equity	1,646	1,586

Total Liabilities and Equity	$5,416	$4,986

(a)	170 million shares authorized; 66 million shares issued and outstanding at December 31, 2008 and 2007.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, except share amounts)
	2008	2007	2006

Preferred securities at beginning of year	$301	$301	$51
Issuance of preference stock (Note 7)			250

Preferred securities at end of year	301	301	301

Common stock at beginning of year	364	364	1,476
Retirement of treasury stock			(1,112)

Common stock at end of year	364	364	364

Additional paid-in capital at beginning of year	424	424	354
Capital contribution from PPL			75
Capital stock expense			(5)

Additional paid-in capital at end of year	424	424	424

Treasury stock at beginning of year			(912)
Treasury stock purchased			(200)
Retirement of treasury stock			1,112

Treasury stock at end of year

Earnings reinvested at beginning of year	497	470	406
Net income (a)	176	163	194
Adjustment to initially adopt FIN 48		1
Cash dividends declared on preferred securities	(18)	(18)	(14)
Cash dividends declared on common stock	(98)	(119)	(116)

Earnings reinvested at end of year	557	497	470

Total Shareowners' Equity	$1,646	$1,586	$1,559

Common stock shares outstanding at beginning of year (b)	66,368	66,368	78,030
Treasury stock shares purchased			(11,662)

Common stock shares outstanding at end of year	66,368	66,368	66,368
(a)	PPL Electric's net income approximates comprehensive income.
(b)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	Outstanding
	2008	2007	Maturity (a)

First Mortgage Bonds (b)
7.375%	$10	$10	2014
	10	10
Senior Secured Bonds (c)
6-1/4%	486	486	2009
4.30%	100	100	2013
7.125%	400		2013
4.95%	100	100	2015
5.15%	100	100	2020
6.45%	250	250	2037
	1,436	1,036
Senior Secured Bonds (Pollution Control Series) (d)
3.125% Series		90
Variable Rate Series 2008 (e)	90		2023
4.75% Series (f)	108	108	2027
4.70% Series (g)	116	116	2029
	314	314
Series 1999-1 Transition Bonds
7.15%		305

Variable Rate Pollution Control Facilities Note (h)	9	9	2027
	1,769	1,674
Less amount due within one year	(486)	(395)
Total Long-term Debt	$1,283	$1,279

See Note 8 for information on debt issuances and retirements during 2008.

(a)
Aggregate maturities of long-term debt are (millions of dollars): 2009, $486; 2010, 2011 and 2012, $0; 2013, $500; and $783 thereafter.  There are no bonds outstanding that have sinking fund requirements.

(b)
The First Mortgage Bonds were issued under, and secured by, the lien of the 1945 First Mortgage Bond Indenture.  In December 2008, PPL Electric completed an in-substance defeasance of the First Mortgage Bonds by depositing sufficient funds with the trustee to satisfy the principal and remaining interest payments on the debt.  Also in December 2008, PPL Electric discharged the lien under the 1945 First Mortgage Bond Indenture, which covered substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  See Note 8 for additional information.

(c)
The Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture and were secured by (i) an equal principal amount of First Mortgage Bonds issued under the 1945 First Mortgage Bond Indenture and (ii) the lien of the 2001 Senior Secured Bond Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  In December 2008, PPL Electric discharged the lien under the 1945 First Mortgage Bond Indenture and cancelled the related first mortgage bonds in accordance with the terms of the 2001 Senior Secured Bond Indenture.  The Senior Secured Bonds continue to be secured by the lien of the 2001 Senior Secured Bond Indenture.  See Note 8 for additional information.

(d)
PPL Electric issued a series of its Senior Secured Bonds to secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric.  These Senior Secured Bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds.  These Senior Secured Bonds were issued under the 2001 Senior Secured Bond Indenture and are secured as noted in (c) above.

(e)
The related Pollution Control Bonds are structured as variable-rate remarketable bonds.  PPL Electric may convert the interest rate on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  The bonds are currently in a term rate mode and bear interest at 4.85% until October 2010, at which time the bonds will be remarketed based upon the interest rate mode elected by PPL Electric.

(f)	May be redeemed at par on or after February 15, 2015.

(g)	May be redeemed at par on or after March 1, 2015.

(h)	Rate was 0.8% at December 31, 2008, and 4.923% at December 31, 2007.

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

1. Summary of Significant Accounting Policies

General

Business and Consolidation

(PPL)

PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in the generation and marketing of electricity in the northeastern and western U.S. and in the delivery of electricity in Pennsylvania and the U.K.  Headquartered in Allentown, PA, PPL's principal direct subsidiaries are PPL Energy Funding, PPL Electric, PPL Services and PPL Capital Funding.

In October 2008, PPL completed the sale of its natural gas distribution and propane businesses.  See Note 10 for additional information.

(PPL and PPL Energy Supply)

PPL Energy Funding is the parent of PPL Energy Supply, which serves as the holding company for PPL's principal unregulated subsidiaries.  PPL Energy Supply is the parent of PPL Generation, PPL EnergyPlus and PPL Global.

PPL Generation owns and operates a portfolio of domestic power generating assets.  These power plants are primarily located in Pennsylvania, Montana, Illinois, Connecticut, New York and Maine and use well-diversified fuel sources including coal, uranium, natural gas, oil and water.  PPL EnergyPlus markets or brokers electricity produced by PPL Generation subsidiaries, along with purchased power, FTRs, natural gas and oil, emission allowances and renewable energy credits in competitive wholesale and deregulated retail markets, primarily in the northeastern and western U.S.  PPL Global owns and operates WPD's electricity delivery businesses in the U.K.

In 2007, PPL Energy Supply completed the sale of its domestic telecommunication operations.  See Note 9 for additional information.  Also in 2007, PPL Energy Supply completed the sale of its Latin American businesses in Chile, El Salvador, and Bolivia.  In 2006, PPL Energy Supply completed the sale of its interest in the Griffith plant.  See Note 10 for additional information on the above sales.

It is the policy of PPL and PPL Energy Supply to consolidate foreign subsidiaries on a one-month lag.  Material intervening events, such as debt issuances and retirements, acquisitions or divestitures that occur in the lag period are recognized in the current Financial Statements.  Events that are significant but not material are disclosed.

The consolidated financial statements of PPL and PPL Energy Supply include their share of undivided interests in jointly-owned facilities, as well as their share of the related operating costs of those facilities.  See Note 14 for additional information.

(PPL and PPL Electric)

PPL Electric is a rate-regulated subsidiary of PPL.  PPL Electric's principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania and the supply of electricity to retail customers in that territory as a PLR.

(PPL, PPL Energy Supply and PPL Electric)

The consolidated financial statements of PPL, PPL Energy Supply and PPL Electric include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest.  See Note 24 for additional information regarding variable interest entities.  Investments in entities in which the company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method.  See Note 3 for additional information regarding investments in unconsolidated affiliates.  All other investments are carried at cost or fair value.  All significant intercompany transactions have been eliminated.  Any minority interests are reflected in the consolidated financial statements.

Regulation (PPL and PPL Electric)

PPL Electric and PPL Gas Utilities, prior to its sale, accounted for regulated operations in accordance with the provisions of SFAS 71, which requires cost-based rate-regulated entities to reflect the effects of regulatory actions in their financial statements.

The regulatory assets below are either included in "Regulatory and Other Noncurrent Assets" or "Assets held for sale" on the Balance Sheets at December 31.

	PPL		PPL Electric
	2008	2007	2008	2007

Recoverable transition costs (a)	$281	$574	$281	$574
Taxes recoverable through future rates	250	245	250	245
Recoverable costs of defined benefit plans	192		192
Costs associated with severe ice storms - January 2005	11	12	11	12
Other	3	12	3	6
	$737	$843	$737	$837

(a)	A return on these assets is included in regulated rates.

The recoverable transition costs are the result of the PUC Final Order, which allowed PPL Electric to begin amortizing its competitive transition (or stranded) costs of $2.97 billion, over an 11-year transition period effective January 1, 1999.  In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when they were securitized by the issuance of transition bonds.  The intangible transition costs were amortized over the life of the transition bonds, through December 2008, in accordance with an amortization schedule filed with the PUC.  The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric.  The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs.  Amortization of all of the remaining competitive transition costs of $281 million will occur by the end of 2010.

Taxes recoverable through future rates represent the portion of future income taxes that will be recovered through future rates based upon established regulatory practices.  Accordingly, this regulatory asset is recognized when the offsetting deferred tax liability is recognized.  In accordance with SFAS 109, this regulatory asset and the deferred tax liability are not offset for general-purpose financial reporting; rather, each is displayed separately.  Because this regulatory asset does not represent cash tax expenditures already incurred by PPL, this regulatory asset is not earning a current return.  This regulatory asset is expected to be recovered over the period that the underlying book-tax timing differences reverse and the actual cash taxes are incurred.

Recoverable costs of defined benefit plans represent the portion of unrecognized transition obligation, prior service cost, and net actuarial loss (gain) that will be recovered through future rates based upon established regulatory practices.  These regulatory assets are adjusted annually or more frequently if certain significant events occur, when the funded status of PPL's defined benefit plans is remeasured, in accordance with the accounting requirements for defined benefit plans as described in the "Defined Benefits" section of this note.  These regulatory assets do not represent cash expenditures already incurred; consequently, these assets are not earning a current return.

	PPL			PPL Electric
	2008	2007		2008	2007

Transition obligation	$10		$14	$10		$14
Prior service cost	69		82	69		82
Net actuarial loss (gain)	113		(96)	113		(96)
Recoverable costs of defined benefit plans	$192	$		$192	$

Of these costs, $13 million for PPL and PPL Electric are expected to be amortized into net periodic defined benefit costs in 2009.  All costs will be amortized over the average service lives of plan participants.

In January 2005, severe ice storms hit PPL Electric's service territory.  The total costs of restoring service, excluding capitalized costs and regular payroll expenses, were $16 million.  In August 2005, the PUC issued an order granting PPL Electric's petition for authority to defer and amortize for regulatory accounting and reporting purposes a portion of these storm costs subject to certain conditions.  As a result of the PUC Order and in accordance with SFAS 71, PPL Electric deferred $12 million of its previously expensed storm costs.  Recovery of these assets was addressed in PPL Electric's distribution base rate case filed with the PUC in March 2007.  In December 2007, the PUC approved the recovery of these assets.  Monthly amortization began in January 2008 and will continue through August 2015.

The remainder of the regulatory assets included in "Other" will be recovered through 2013.

In August 2006, the Commonwealth Court of Pennsylvania overturned the PUC's decision of December 2004 that previously allowed PPL Electric to recover, over a 10-year period, restoration costs incurred in connection with Hurricane Isabel in September 2003.  As a result of the PUC's 2004 decision and in accordance with SFAS 71, PPL Electric had established a regulatory asset for the restoration costs.  Effective January 1, 2005, PPL Electric began billing these costs to customers and amortizing the regulatory asset.  The Commonwealth Court denied recovery of these costs because they were incurred when PPL Electric was subject to capped rates for transmission and distribution services, through December 31, 2004.  As a result of the Court's decision in 2006, PPL Electric recorded a charge of $11 million ($7 million after tax) in "Other operation and maintenance" on the Statements of Income, reversed the remaining unamortized regulatory asset of $9 million and recorded a regulatory liability of $2 million for restoration costs previously billed to customers from January 2005 through December 2006.  In August 2007, PPL Electric began refunding these costs on customers' bills, which will continue through December 2009.

Accounting Records (PPL and PPL Electric)

The system of accounts for PPL Electric and PPL Gas Utilities, prior to its sale, is maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

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

Loss Accruals (PPL, PPL Energy Supply and PPL Electric)

Loss accruals are recorded in accordance with SFAS 5 and other related accounting guidance.  Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.  The FASB defines "probable" as cases in which "the future event or events are likely to occur."  PPL continuously assesses potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.  PPL discounts its loss accruals for environmental remediation when appropriate.

PPL also has accrued estimated losses on long-term purchase commitments when significant events have occurred.  For example, estimated losses were accrued when long-term purchase commitments were assumed under asset acquisition agreements and when PPL Electric's generation business was deregulated.

PPL does not record the accrual of contingencies that might result in gains, unless recovery is assured.

Changes in Classification (PPL, PPL Energy Supply and PPL Electric)

The classification of certain amounts in the 2007 and 2006 financial statements have been changed to conform to the current presentation.  The changes in classification did not affect net income or total equity.

The classification on the Statements of Cash Flows has not been changed for the classification of amounts to Discontinued Operations.

Comprehensive Income (PPL and PPL Energy Supply)

Comprehensive income, which consists of net income and OCI, is defined as changes in equity from transactions not related to shareowners.  Comprehensive income is shown on PPL's Statements of Shareowners' Common Equity and Comprehensive Income and PPL Energy Supply's Statements of Member's Equity and Comprehensive Income.

AOCI, which is presented on the Balance Sheets of PPL and included in Member's Equity on the Balance Sheets of PPL Energy Supply, consisted of these after-tax amounts at December 31.

	2008	2007
PPL
Foreign currency translation adjustments	$(237)	$263
Unrealized gains on available-for-sale securities	18	66
Defined benefit plans:
Transition obligation	(10)	(12)
Prior service cost	(75)	(93)
Actuarial loss	(657)	(100)
Equity investee's AOCI	(3)
Net unrealized losses on qualifying derivatives	(21)	(192)
	$(985)	$(68)

	2008	2007
PPL Energy Supply
Foreign currency translation adjustments	$(237)	$263
Unrealized gains on available-for-sale securities	18	67
Defined benefit plans:
Transition obligation	(6)	(8)
Prior service cost	(57)	(70)
Actuarial loss	(607)	(118)
Equity investee's AOCI	(3)
Net unrealized losses on qualifying derivatives	(12)	(188)
	$(904)	$(54)

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

Contracts that meet the definition of a derivative are accounted for under SFAS 133.  Certain energy contracts have been excluded from the requirements of SFAS 133 because they meet the definition of a "normal purchase or normal sale."  These contracts are accounted for using the accrual method of accounting.  All derivative contracts that are subject to the accounting requirements of SFAS 133 are reflected on the balance sheet at their fair value.  These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  Short-term derivative positions are included in "Current Assets" and "Current Liabilities."  PPL records long-term derivative positions in "Regulatory and Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities" and PPL Energy Supply records long-term derivative positions in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."  On the date the derivative contract is executed, PPL may designate the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), a foreign currency fair value or cash flow hedge ("foreign currency hedge") or a hedge of a net investment in a foreign operation ("net investment hedge").  Changes in the fair value of derivatives are recorded in either OCI or in current-period earnings in accordance with SFAS 133.  Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing activities in the Statements of Cash Flows, depending on the underlying nature of the hedged items.

When recognized on the Statements of Income, realized gains and losses from energy contracts accounted for as fair value hedges or cash flow hedges are reflected in "Wholesale energy marketing," "Fuel," or "Energy purchases," consistent with the hedged item.  Unrealized gains and losses from changes in market prices of energy contracts accounted for as fair value hedges are reflected in "Energy purchases" on the Statements of Income, as are changes in the underlying position.  Additionally, PPL enters into certain economic non-trading energy or energy-related contracts to hedge future cash flows or fair values that are not eligible for hedge accounting under SFAS 133, or hedge accounting is not elected.  Unrealized and realized gains and losses on these transactions are reflected in "Wholesale energy marketing," "Unregulated retail electric and gas," "Fuel" or "Energy purchases" consistent with the hedged item.  Unrealized and realized gains and losses on options to hedge synthetic fuel tax credits are reflected in "Energy-related businesses" revenues.

PPL Energy Supply accounts for non-trading bilateral sales and purchases in accordance with EITF 03-11.  As such, PPL Energy Supply nets non-trading bilateral sales of electricity at major market delivery points with purchases that offset the sales at those same delivery points.  A major market delivery point is any delivery point with liquid pricing available.

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

See Note 19 for additional information on SFAS 133 and related accounting guidance.

Master Netting Arrangements (PPL, PPL Energy Supply and PPL Electric)

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $94 million and $21 million at December 31, 2008 and 2007.

PPL Electric's obligation to return cash collateral to PPL Energy Supply under master netting arrangements was $300 million at December 31, 2008 and December 31, 2007.  See Note 16 for additional information.

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

PPL Energy Supply records energy marketing activity in the period when the energy is delivered.  The wholesale sales and purchases that meet the criteria in EITF 03-11 are reported net on the Statements of Income within "Wholesale energy marketing."  Additionally, the bilateral sales and purchases that are designated as trading activities are also reported net, in accordance with EITF 02-3 and are reported on the Statements of Income within "Net energy trading margins."  Spot market activity that balances PPL Energy Supply's physical trading positions is included on the Statements of Income in "Net energy trading margins."

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

"Energy-related businesses" revenue includes revenues from the mechanical contracting and engineering subsidiaries, as well as, WPD's telecommunications and property subsidiaries.  The mechanical contracting and engineering subsidiaries record revenues from construction contracts on the percentage-of-completion method of accounting, measured by the actual cost incurred to date as a percentage of the estimated total cost for each contract.  Accordingly, costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset on the Balance Sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability on the Balance Sheets.  The amount of costs in excess of billings was $10 million at December 31, 2008 and 2007, and the amount of billings in excess of costs was $80 million and $76 million at December 31, 2008 and 2007.

(PPL and PPL Energy Supply)

During 2007, PPL recognized $55 million of revenue related to a settlement agreement for cost-based payments based upon the RMR status of units at its Wallingford, Connecticut generating facility.

Allowance for Doubtful Accounts

(PPL, PPL Energy Supply and PPL Electric)

Accounts receivable are reported in the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts.

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

Accounts receivable are charged-off in the period in which the receivable is deemed uncollectible.  Recoveries of accounts receivable previously charged-off are recorded when it is known they will be received.

(PPL and PPL Energy Supply)

At December 31, 2008, the California ISO reserves accounted for 47% and 81% of the total allowance for doubtful accounts of PPL and PPL Energy Supply and 44% and 85% of those accounts at December 31, 2007.  See Note 15 for additional information.

Cash (PPL, PPL Energy Supply and PPL Electric)

Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents.  The change in restricted cash and cash equivalents is reported as an investing activity in the Statements of Cash Flows.  On the Balance Sheets, the current portion of restricted cash and cash equivalents is shown as "Restricted cash and cash equivalents" within current assets, while the noncurrent portion is included in "Other" within other noncurrent assets.  See Note 20 for the components of restricted cash and cash equivalents.

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

Short-term Investments

Short-term investments generally include certain deposits as well as securities that are considered highly liquid or provide for periodic reset of interest rates.  Short-term investments have original maturities greater than three months and are included in "Short-term investments" on the Balance Sheets of PPL and PPL Energy Supply and in "Current Assets-Other" on the Balance Sheets of PPL Electric.

Investments in Debt and Marketable Equity Securities

Investments in debt securities are classified as held-to-maturity, and measured at amortized cost, when there is an intent and ability to hold the securities to maturity.  Debt securities and marketable equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading.  Trading securities are generally held to capitalize on fluctuations in their value.  All other investments in debt and marketable equity securities are classified as available-for-sale.  Both trading and available-for-sale securities are carried at fair value.  Any unrealized gains and losses for trading securities are included in earnings.  Unrealized gains and losses for available-for-sale securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses on debt and marketable equity securities.  See Note 23 for additional information on available-for-sale securities.

Long-Lived and Intangible Assets

Property, Plant and Equipment

(PPL, PPL Energy Supply and PPL Electric)

PP&E is recorded at original cost, unless impaired.  If impaired, the asset is written down to fair value at that time, which becomes the asset's new cost basis.  Original cost includes material, labor, contractor costs, certain overheads and financing costs, where applicable.  The cost of repairs and minor replacements are charged to expense as incurred.  PPL records costs associated with planned major maintenance projects in the period in which the costs are incurred.  No costs are accrued in advance of the period in which the work is performed.

(PPL and PPL Electric)

AFUDC is capitalized as part of the construction costs for regulated projects.

(PPL and PPL Energy Supply)

Interest is capitalized by unregulated entities in accordance with SFAS 34 as part of construction costs for non-regulated projects.

The following capitalized interest was excluded from "Interest Expense" on the Statements of Income.

	PPL	PPL Energy Supply

2008	$57	$54
2007	56	53
2006	21	20

(PPL, PPL Energy Supply and PPL Electric)

Included in PP&E on the balance sheet are capitalized costs of software projects that were developed or obtained for internal use.  These capitalized costs are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed five years.  Following are capitalized software costs and the accumulated amortization.

	December 31, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

PPL	$62	$39	$64	$43
PPL Energy Supply	24	18	33	29
PPL Electric	17	10	10	7

Amortization expense of capitalized software costs was as follows:

	PPL	PPL Energy Supply	PPL Electric

2008	$8	$2	$3
2007	10	2	4
2006	14	6	4

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

PPL and its subsidiaries periodically review the useful lives of their fixed assets.  During 2007, as a result of communication from Ofgem relating specifically to prepayment meters, WPD reduced the remaining useful lives of existing meters from nine years to 18 months.  The effect for 2007 was to decrease income from continuing operations and net income, as a result of higher depreciation, by $3 million (or $0.01 per share, basic and diluted, for PPL).

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

Following are the weighted-average rates of depreciation at December 31.

	2008
	PPL	PPL Energy Supply	PPL Electric

Generation	2.39%	2.39%
Transmission and distribution	2.58%	3.07%	2.20%
General	8.09%	11.6%	4.33%

	2007
	PPL	PPL Energy Supply	PPL Electric

Generation	2.19%	2.19%
Transmission and distribution	2.52%	2.74%	2.29%
General	7.87%	9.50%	5.19%

The annual provisions for depreciation have been computed principally in accordance with the following ranges, in years, of assets lives.

	PPL	PPL Energy Supply	PPL Electric

Generation	40-50	40-50
Transmission and distribution	5-70	5-60	15-70
General	3-60	3-60	5-60

Goodwill and Other Intangible Assets (PPL, PPL Energy Supply and PPL Electric)

Goodwill represents the excess of the purchase price paid over the estimated fair value of the assets acquired and liabilities assumed in the acquisition of a business.  If several businesses are acquired in a single transaction, the purchase price must be apportioned to each business based on the fair value of each business.  Each business is then assigned to the appropriate reporting unit and the related goodwill is calculated for each business and included in that reporting unit.  PPL's reporting units are significant businesses that have discrete financial information and the operating results are regularly reviewed by segment management.  In accordance with SFAS 142, PPL and its subsidiaries do not amortize goodwill.

Other acquired intangible assets are recorded at fair value.  Intangibles that have finite useful lives are amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used.

PPL and its subsidiaries account for emission allowances as intangible assets.  Since the economic benefits of emission allowances are not diminished until they are consumed, emission allowances are not amortized; rather they are expensed when consumed.  In addition, "vintage year" swaps are accounted for at fair value in accordance with SFAS 153.

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, PPL and its subsidiaries consider:  the expected use of the asset; the expected useful life of other assets to which the useful life of the intangible asset may relate; legal, regulatory, or contractual provisions that may limit the useful life; the company's historical experience as evidence of its ability to support renewal or extension; the effects of obsolescence, demand, competition, and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

See Note 21 for additional information on goodwill and other intangible assets.

Asset Impairment (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries review long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, for impairment when events or circumstances indicate carrying amounts may not be recoverable.

For a long-lived asset to be held and used, an impairment exists when the carrying value exceeds the sum of the estimated undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.  See Notes 9 and 15 for a discussion of asset impairment charges recorded associated with long-lived assets to be held and used.

For a long-lived asset held for sale, an impairment exists when the carrying value of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the carrying value of the asset (disposal group) to its estimated fair value less cost to sell.  See Note 10 for a discussion of charges recorded associated with long-lived assets held for sale.

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

PPL also reviews the residual value of leased assets.  Residual value is the estimated fair value of the leased property at the end of the lease term.  If the residual value is determined to be less than the residual value that was originally recorded for the property, PPL must determine whether the decrease is other-than-temporary.  If so, the residual value would be revised using the new estimate and a loss would be recorded currently.  If the residual value is found to be greater than the original, no adjustment is needed.

Asset Retirement Obligations (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries account for the retirement of its long-lived assets according to SFAS 143, which addresses the accounting for obligations associated with the retirement of tangible long-lived assets and FIN 47, which clarifies certain aspects of SFAS 143.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized as liabilities in the financial statements.  The initial obligation is measured at estimated fair value.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.  Estimated ARO costs and settlement dates, which affect the carrying value of various AROs and the related assets, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the obligations.

See Note 22 for a discussion of accounting for AROs.

Compensation and Benefits

Defined Benefits (PPL, PPL Energy Supply and PPL Electric)

PPL and certain of its subsidiaries sponsor various defined benefit pension and other postretirement plans.  PPL follows the guidance of SFAS 87 and SFAS 106 when accounting for these defined benefits.  In addition, PPL adopted the recognition and measurement date provisions of SFAS 158, effective December 31, 2006.  Subsequent to the adoption of SFAS 158, PPL is required to record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to OCI or regulatory assets for certain regulated subsidiaries.  Consequently, the funded status of all defined benefit plans is now fully recognized on the Balance Sheets and PPL no longer recognizes additional minimum liability adjustments in OCI.

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

Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

PPL grants stock options, restricted stock, restricted stock units and performance units to certain employees, and stock units and restricted stock units to directors, under several stock-based compensation plans.  PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method prescribed by SFAS 123(R).  Stock options with graded vesting (i.e., that vest in installments) are valued as a single award.  PPL grants stock options with an exercise price that is not less than the fair market value of PPL's common stock on the date of grant.  See Note 12 for a discussion of stock-based compensation.  Stock-based compensation is included in "Other operation and maintenance" expense on the Statements of Income.

(PPL Energy Supply and PPL Electric)

PPL Energy Supply's and PPL Electric's stock-based compensation expense includes an allocation of PPL Services' expense.

Other

Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

The income tax provision for PPL and its subsidiaries is calculated in accordance with SFAS 109.  PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing PPL's and its subsidiaries' provision for income taxes primarily due to uncertainty in various tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

PPL and its subsidiaries adopted FIN 48 effective January 1, 2007.  The adoption resulted in the recognition of a cumulative effect adjustment to the opening balance of retained earnings in 2007.  Under FIN 48, uncertain tax positions are no longer considered to be contingencies assessed in accordance with SFAS 5.  FIN 48 requires an entity to evaluate its tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and be aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization that exceeds 50%.  If the more-likely-than-not threshold is not met, it is inappropriate to recognize any tax benefits associated with the tax position.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact PPL's and its subsidiaries' financial statements in the future.

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

(PPL Energy Supply and PPL Electric)

The income tax provision for PPL Energy Supply and PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that taxable income be calculated as if PPL Energy Supply, PPL Electric and any domestic subsidiaries each filed a separate consolidated return.  PPL Energy Supply's intercompany tax receivable was $15 million and $45 million at December 31, 2008 and 2007.  PPL Electric's intercompany tax receivable was $15 million and $49 million at December 31, 2008 and 2007.

(PPL and PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and the FERC.  The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included on the Balance Sheet in taxes recoverable through future rates in "Regulatory and Other Noncurrent Assets - Other" for PPL and in "Regulatory and Other Noncurrent Assets - Taxes recoverable through future rates" for PPL Electric.

Taxes, Other Than Income (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries present sales taxes in "Accounts Payable" and value-added taxes in "Taxes" on their Balance Sheets.  These taxes are not reflected on the Statements of Income.  See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Leases

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries apply the provisions of SFAS 13 to all transactions that qualify for lease accounting.  PPL and its subsidiaries apply EITF 01-8 to determine whether an arrangement contains a lease within the scope of SFAS 13.  See Note 11 for a discussion of arrangements under which PPL, PPL Energy Supply and PPL Electric are lessees for accounting purposes.

(PPL and PPL Energy Supply)

PPL EnergyPlus has entered into several arrangements whereby PPL EnergyPlus is considered the lessor for accounting purposes.  See Note 11 for additional information.

Fuel, Materials and Supplies

(PPL)

Fuel, materials and supplies are valued at the lower of cost or market using the average cost method, except for natural gas, for which the last-in, first-out cost method (LIFO) was used prior to the sale of PPL's natural gas distribution business in October 2008.  The carrying value of the LIFO inventory was $14 million and the excess of replacement cost over carrying value was $13 million at December 31, 2007.

(PPL and PPL Energy Supply)

Fuel, materials and supplies consisted of the following at December 31:

	PPL		PPL Energy Supply
	2008	2007 (a)	2008	2007

Fuel	$140	$136	$140	$137
Materials and supplies	197	180	161	145
	$337	$316	$301	$282

(a)	2007 excludes $18 million of fuel, materials and supplies related to the natural gas distribution and propane businesses that were classified as held for sale at December 31, 2007.

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

(PPL)

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

Treasury shares are not considered outstanding in calculating EPS.

(PPL Electric)

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

Foreign Currency Translation and Transactions (PPL and PPL Energy Supply)

Assets and liabilities of international subsidiaries, where the local currency is the functional currency, are translated at the exchange rates on the date of consolidation and related revenues and expenses are translated at average exchange rates prevailing during the year.  Adjustments resulting from translation are recorded in AOCI.  The effect of translation is removed from AOCI upon the sale or substantial liquidation of the international subsidiary that gave rise to the translation adjustment.  The local currency is the functional currency for PPL's U.K. operating company.

During 2008, the British pound sterling weakened in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $520 million for 2008, which primarily reflected a $1.1 billion reduction to PP&E, offset by a reduction of $580 million to other net liabilities.  Changes in exchange rates resulted in a foreign currency translation gain of $65 million for 2007, which primarily reflected a $173 million increase in PPE, offset by an increase of $108 million to other net liabilities.

Gains or losses relating to foreign currency transactions are recognized currently in income.  The net transaction losses were $2 million in 2008 and insignificant in 2007 and 2006.

New Accounting Standards Adopted (PPL, PPL Energy Supply and PPL Electric)

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, which applies to public entities that are subject to the disclosure requirements of SFAS 140 and public enterprises that are subject to the disclosure requirements of FIN 46(R) as amended by this FSP.  This FSP requires disclosures that provide greater transparency about the extent of a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with a variable interest entity.

PPL and its subsidiaries adopted FSP FAS 140-4 and FIN 46(R)-8, prospectively, effective December 31, 2008.  FSP FAS 140-4 and FIN 46(R)-8 was issued to provide greater transparency within disclosures; therefore, the adoption did not have a material impact on PPL and its subsidiaries' financial statements.

SFAS 157

SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In addition, SFAS 157 expands the fair value disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques.  SFAS 157 excludes from its scope fair value measurements related to stock-based compensation.  See Note 18 for additional information and related disclosures.

In February 2008, the FASB amended SFAS 157, as originally issued, through the issuance of FSP FAS 157-1 and FSP FAS 157-2.  FSP FAS 157-1 was effective upon the initial adoption of SFAS 157 and amends SFAS 157 to exclude from its scope certain accounting pronouncements that address fair value measurements associated with leases.  FSP FAS 157-2 was effective upon issuance and delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

PPL and its subsidiaries initially adopted SFAS 157, prospectively, effective January 1, 2008.  Limited retrospective application for financial instruments that were previously measured at fair value in accordance with footnote 3 of EITF 02-3 was not required.  The January 1, 2008 adoption did not have a significant impact on PPL and its subsidiaries.  In October 2008, the FASB issued FSP FAS 157-3, which was effective upon issuance and amends SFAS 157 to clarify its application in a market that is not active.  PPL and its subsidiaries adopted FSP FAS 157-3, prospectively, effective July 1, 2008.  The adoption of FSP FAS 157-3 did not have a material effect on PPL and its subsidiaries.

As permitted by SFAS 157, PPL and its subsidiaries will apply SFAS 157, prospectively, effective January 1, 2009, to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  PPL and its subsidiaries are in the process of evaluating the impact of applying SFAS 157 to these items.  The potential impact of the January 1, 2009 application is not yet determinable, but is not expected to have a significant impact on PPL and its subsidiaries.

Since PPL and its subsidiaries elected to defer the effective date of SFAS 157 for eligible assets and liabilities, the provisions of this standard were not applied to intangible assets acquired and AROs recognized in 2008.  PPL and its subsidiaries also did not apply the standard to determine any impairments of nonfinancial assets recognized during 2008.

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

New Accounting Standards Pending Adoption (PPL, PPL Energy Supply and PPL Electric)

See Note 25 for a discussion of new accounting standards pending adoption.

2. Segment and Related Information

(PPL and PPL Energy Supply)

PPL's reportable segments are Supply, International Delivery and Pennsylvania Delivery.  The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In 2007, PPL completed the sale of its domestic telecommunication operations that were previously included in PPL's Supply segment.  See Note 9 for additional information.  In 2006, PPL Energy Supply completed the sale of its interest in the Griffith plant.  See Note 10 for additional information.

The International Delivery segment includes operations of the international energy businesses of PPL Global that are primarily focused on the distribution of electricity.  PPL Global's major remaining international business is located in the U.K. In 2007, PPL completed the sale of its Latin American businesses.  See Note 10 for additional information.

The Pennsylvania Delivery segment includes the regulated electric delivery operations of PPL Electric.  This segment also included the gas delivery operations of PPL Gas Utilities prior to its sale in October 2008.  See Note 10 for additional information.

In accordance with SFAS 144, the operating results of the Latin American businesses, the natural gas distribution and propane businesses and the Griffith plant have been classified as Discontinued Operations on the Statements of Income.  Therefore, with the exception of net income, the operating results from these businesses have been excluded from the income statement data tables below.

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

Financial data for the segments are:

	PPL			PPL Energy Supply
	2008	2007	2006	2008	2007	2006
Income Statement Data
Revenues from external customers
Supply (a)	$3,897	$2,347	$2,239	$5,715	$4,148	$3,925
International Delivery	857	900	793	857	900	793
Pennsylvania Delivery	3,290	3,251	3,099
	8,044	6,498	6,131	6,572	5,048	4,718
Intersegment revenues (b)
Supply	1,826	1,810	1,708
Pennsylvania Delivery	111	159	160

Depreciation
Supply	196	167	159	183	156	148
International Delivery	134	147	142	134	147	142
Pennsylvania Delivery	131	132	118
	461	446	419	317	303	290
Amortization - recoverable transition costs and other
Supply	66	106	31	51	94	17
International Delivery	15	10	(14)	15	10	(14)
Pennsylvania Delivery	302	317	292
	383	433	309	66	104	3
Unrealized (gains) losses on derivatives and other hedging activities
Supply	(279)	(22)	4	(285)	(27)

Interest income (c)
Supply	7	11	(3)	27	55	35
International Delivery	10	22	4	10	22	4
Pennsylvania Delivery	16	28	32
	33	61	33	37	77	39
Interest Expense (d)
Supply	204	156	123	173	109	87
International Delivery	144	183	173	144	183	173
Pennsylvania Delivery	111	135	151
	459	474	447	317	292	260
Income from Continuing Operations (e)
Supply	774	803	586	779	858	621
International Delivery	330	260	245	330	260	245
Pennsylvania Delivery	278	241	293
	1,382	1,304	1,124	1,109	1,118	866
Income Taxes
Supply	293	232	147	299	260	168
International Delivery	45	(43)	19	45	(43)	19
Pennsylvania Delivery	102	81	102
	440	270	268	344	217	187
Deferred income taxes and investment tax credits
Supply	112	9	(6)	193	123	103
International Delivery	1	(38)	(15)	1	(38)	(15)
Pennsylvania Delivery	1	18	18
	114	(11)	(3)	194	85	88

Net Income
Supply (a) (f)	479	568	416	478	595	430
International Delivery (g) (h)	290	610	268	290	610	268
Pennsylvania Delivery (i)	161	110	181
	$930	$1,288	$865	$768	$1,205	$698

Cash Flow Data
Expenditures for long-lived assets
Supply	$1,142	$1,043	$738	$1,117	$1,019	$693
International Delivery	267	340	340	267	340	340
Pennsylvania Delivery	286	302	316
	$1,695	$1,685	$1,394	$1,384	$1,359	$1,033

	PPL		PPL Energy Supply
	As of December 31,		As of December 31,
	2008	2007	2008	2007
Balance Sheet Data
Investment in unconsolidated affiliates - at equity
Supply	$47	$44	$47	$44

Total assets
Supply	11,993	9,231	12,270	9,628
International Delivery	4,199	5,639	4,199	5,639
Pennsylvania Delivery	5,213	5,102
	$21,405	$19,972	$16,469	$15,267

	PPL			PPL Energy Supply
	2008	2007	2006	2008	2007	2006
Geographic Data
Revenues from external customers
U.S.	$7,187	$5,598	$5,338	$5,715	$4,148	$3,925
U.K.	857	900	793	857	900	793
	$8,044	$6,498	$6,131	$6,572	$5,048	$4,718

	PPL		PPL Energy Supply
	As of December 31,		As of December 31,
	2008	2007	2008	2007
Long-Lived Assets
U.S.	$9,762	$8,750	$6,433	$5,569
U.K.	3,167	4,097	3,167	4,097
	$12,929	$12,847	$9,600	$9,666

(a)	Includes unrealized gains and losses from economic activity. See Note 19 for additional information.
(b)	See "PLR Contracts" and "NUG Purchases" in Note 16 for a discussion of the basis of accounting between reportable segments.
(c)	Includes interest income from affiliate(s).
(d)	Includes interest expense with affiliate.
(e)	Before income taxes, minority interest and for PPL, dividends on preferred securities of a subsidiary.
(f)	2006 includes the results of Discontinued Operations of the Griffith plant. See Note 10 for additional information.
(g)
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

(h)	Includes the results of Discontinued Operations of the Latin American businesses. See Note 10 for additional information.
(i)	Includes the results of Discontinued Operations of the natural gas and propane businesses. See Note 10 for additional information.

3. Investment in Unconsolidated Affiliates - at Equity

(PPL and PPL Energy Supply)

Investment in unconsolidated affiliates accounted for under the equity method at December 31 (equity ownership percentages as of December 31, 2008) was comprised of the following:

	2008	2007

Bangor-Pacific Hydro Associates - 50.0%	$19	$19
Safe Harbor Water Power Corporation - 33.3%	13	16
Other	15	9
	$47	$44

Earnings from these equity method investments are recorded in "Other Income-net" on the Statements of Income.

4. Earnings Per Share

 (PPL)

Basic EPS is calculated using the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated using the weighted-average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares.  Potentially dilutive securities consist of:

•	stock options, restricted stock, restricted stock units and performance units granted under the incentive compensation plans;
•	stock units representing common stock granted under the directors compensation programs; and
•	convertible senior notes.

The basic and diluted EPS calculations, and the reconciliation of the shares (in thousands) used in the calculations, are:

	2008	2007	2006
Income (Numerator)
Income from continuing operations	$922	$1,013	$839
Income from discontinued operations (net of income taxes)	8	275	26
Net Income	$930	$1,288	$865

Shares (Denominator)
Shares for Basic EPS	373,626	380,563	380,754
Add incremental shares
Convertible Senior Notes	439	1,601	3,221
Restricted stock, stock options and other share-based awards	2,461	2,947	2,794
Shares for Diluted EPS	376,526	385,111	386,769

Basic EPS
Income from continuing operations	$2.47	$2.66	$2.20
Income from discontinued operations (net of income taxes)	0.02	0.73	0.07
Net Income	$2.49	$3.39	$2.27

Diluted EPS
Income from continuing operations	$2.45	$2.63	$2.17
Income from discontinued operations (net of income taxes)	0.02	0.72	0.07
Net Income	$2.47	$3.35	$2.24

While they were outstanding, PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes) could be converted into shares of PPL common stock under certain circumstances, including if during a fiscal quarter the market price of PPL's common stock exceeded $29.83 per share over a certain period during the proceeding fiscal quarter or if PPL Energy Supply called the debt.

During 2008, all Convertible Senior Notes were either converted at the election of the holders or redeemed at par by PPL Energy Supply.  No Convertible Senior Notes were outstanding at December 31, 2008.  See Note 8 for additional information.

The terms of the Convertible Senior Notes required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.  Based upon the conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share), the Convertible Senior Notes had a dilutive impact when the average market price of PPL common stock equaled or exceeded $24.87.

During 2008, PPL issued 1,059,728 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  See Note 12 for a discussion of PPL's stock-based compensation plans.

The following stock options to purchase PPL common stock, restricted stock units and performance units were excluded in the periods' computations of diluted EPS because the effect would have been antidilutive.

(Thousands of Shares)	2008	2007	2006

Stock options	604		334
Restricted stock units/performance units	7

5. Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary" included the following components:

	2008	2007	2006

Domestic income	$1,052	$1,044	$879
Foreign income	330	260	245
	$1,382	$1,304	$1,124

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the operations in the U.S. and the U.K., which have historically been profitable.

Significant components of PPL's deferred income tax assets and liabilities from continuing operations were as follows:

	2008	2007
Deferred Tax Assets
Deferred investment tax credits	$20	$23
NUG contracts and buybacks	22	43
Unrealized loss on qualifying derivatives		138
Accrued pension costs	241	97
Federal tax credit carryforwards	23	11
Foreign loss carryforwards	126	173
Foreign - pensions	87
Foreign - other	9	6
Contributions in aid of construction	79	92
Other	205	220
Valuation allowances	(139)	(186)
	673	617

Deferred Tax Liabilities
Plant - net	1,467	1,464
Recoverable transition costs	116	227
Taxes recoverable through future rates	103	108
Unrealized gain on qualifying derivatives	72
Foreign investments	6	34
Reacquired debt costs	12	13
Foreign - plant	519	706
Foreign - other	67	99
Other domestic	55	76
	2,417	2,727
Net deferred tax liability	$1,744	$2,110

PPL had federal foreign tax credit carryforwards that expire by 2018 of $23 million and $10 million at December 31, 2008 and 2007.  PPL also had an insignificant amount of federal alternative minimum tax credit carryforwards at December 31, 2007 that was fully utilized in 2008.  In addition, PPL had state net operating loss carryforwards that expire between 2009 and 2028 of $209 million and $227 million at December 31, 2008 and 2007.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had no foreign net operating loss carryforwards at December 31, 2008 and $37 million at December 31, 2007.  PPL Global also had foreign capital loss carryforwards of $451 million and $596 million at December 31, 2008 and 2007.  All of these losses have an indefinite carryforward period.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.  Of the total valuation allowances related to foreign capital loss carryforwards, $63 million is currently allocable to goodwill; however, upon adoption of SFAS 141(R), effective January 1, 2009, all changes in valuation allowances associated with business combinations will be recognized in tax expense rather than in goodwill.  See Note 25 for additional information.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of WPD as management has determined that the earnings are permanently reinvested.  The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheets.  The amounts considered permanently reinvested at December 31, 2008 and 2007 were $1.2 billion and $1.1 billion.  If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2008	2007	2006
Income Tax Expense
Current - Federal	$245	$187	$223
Current - State	11	11	16
Current - Foreign	70	83	32
	326	281	271
Deferred - Federal	72	34	(3)
Deferred - State	43	21	8
Deferred - Foreign (a)	13	(52)	6
	128	3	11
Investment tax credit, net - Federal	(14)	(14)	(14)
Total income tax expense from continuing operations (b)	$440	$270	$268

Total income tax expense - Federal	$303	$207	$206
Total income tax expense - State	54	32	24
Total income tax expense - Foreign	83	31	38
Total income tax expense from continuing operations (b)	$440	$270	$268

(a)	Includes a $54 million deferred tax benefit recorded in 2007 related to the U.K. tax rate reduction effective April 1, 2008. See "Reconciliation of Income Tax Expense" for additional information.
(b)
Excludes current and deferred federal, state and foreign tax (benefit) expense recorded to Discontinued Operations of $(10) million in 2008, $143 million in 2007, and $(6) million in 2006.  Excludes realized tax benefits related to stock-based compensation, recorded as an increase to capital in excess of par value of $7 million in 2008, $25 million in 2007, and $13 million in 2006.  Also, excludes federal, state, and foreign tax (benefit) expense recorded to OCI of $(212) million in 2008, $20 million in 2007, and $80 million in 2006.

	2008	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes, Minority Interest and Dividends on Preferred Securities of a Subsidiary at statutory tax rate - 35%	$484	$456	$393
Increase (decrease) due to:
State income taxes (a) (c) (d)	48	31	31
Amortization of investment tax credits	(10)	(10)	(10)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(48)	(39)	(35)
Enactment of the U.K.'s Finance Act 2008 and 2007 (b)	(8)	(54)
Transfer of WPD tax items (e)			(20)
Stranded cost securitization (a) (c) (d)	(7)	(7)	(7)
Federal income tax credits (a) (f)	15	(57)	(58)
Federal income tax return adjustments (a) (c) (d)	(6)	(7)	2
Change in federal tax reserves (a) (c) (d)	10	(27)	(16)
Foreign income tax return adjustments (a) (c) (d)	(17)	(2)	(2)
Change in foreign tax reserves (a)	5
Domestic manufacturing deduction	(17)	(15)	(2)
Other	(9)	1	(8)
	(44)	(186)	(125)
Total income tax expense	$440	$270	$268
Effective income tax rate	31.8%	20.7%	23.8%

(a)
During 2008, PPL recorded a $4 million benefit in federal, state and foreign income tax expense from filing the 2007 income tax returns, which consisted of a $6 million federal benefit reflected in "Federal income tax return adjustments" and a $17 million foreign benefit reflected in "Foreign income tax return adjustments," offset by a $16 million Federal expense reflected in "Federal income tax credits" and a $3 million state expense reflected in "State income taxes."

During 2008, PPL recorded an $11 million expense to federal, state and foreign income tax reserves, which consisted of a $10 million federal expense reflected in "Change in federal tax reserves," a $5 million foreign expense reflected in "Change in foreign tax reserves" and a $3 million state expense reflected in "State income taxes," offset by a $7 million benefit reflected in "Stranded cost securitization."

(b)
The U.K.'s Finance Act of 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL recorded an $8 million deferred tax benefit during 2008 related to the reduction in its deferred tax liabilities.

The U.K.'s Finance Act of 2007, enacted in July 2007, included a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate was reduced from 30% to 28%.  As a result, PPL recorded a $54 million deferred tax benefit during 2007 related to the reduction in its deferred tax liabilities.

(c)
During 2007, PPL recorded a $10 million benefit in federal, state and foreign income tax expense from filing the 2006 income tax returns, which consisted of a $7 million federal benefit reflected in "Federal income tax return adjustments," a $2 million foreign benefit reflected in "Foreign income tax return adjustments" and a $1 million state benefit reflected in "State income taxes."

During 2007, PPL recorded a $33 million benefit related to federal and state income tax reserves, which consisted of a $7 million benefit reflected in "Stranded cost securitization" and a $27 million federal benefit reflected in "Change in federal tax reserves," offset by $1 million state expense reflected in "State income taxes."

(d)
During 2006, PPL recorded $5 million in federal, state and foreign income tax expense from filing the 2005 income tax returns, which consisted of a $2 million federal expense reflected in "Federal income tax return adjustments" and a $5 million state expense reflected in "State income taxes," offset by a $2 million foreign benefit reflected in "Foreign income tax return adjustments."

During 2006, PPL recorded a $14 million benefit related to federal and state income tax reserves, which consisted of a $7 benefit reflected in "Stranded cost securitization" and a $16 million federal benefit reflected in "Change in federal tax reserves," offset by a $9 million state expense reflected in "State income taxes."

(e)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  The HMRC subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF 93-7.

(f)	In March 2008, PPL recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 15 for additional information.

	2008	2007	2006
Taxes, other than income
State gross receipts	$199	$193	$181
State utility realty	4	5	5
State capital stock	5	8	12
Property - foreign	66	67	57
Domestic property and other	15	25	26
	$289	$298	$281

For tax years 2000 through 2007, PPL Montana protested certain property tax assessments by the Montana Department of Revenue on its generation facilities.  The tax liabilities in dispute for 2000 through 2007, which had been paid and expensed by PPL Montana, totaled $45 million.  In January 2008, both parties reached a settlement for all years outstanding.  The settlement resulted in PPL Montana receiving a refund of taxes paid and interest totaling $8 million.  This settlement was recorded in 2008, of which $7 million was reflected in "Taxes, other than income" and $1 million was reflected in "Other Income - net" on the Statement of Income.  At December 31, 2008, the outstanding refund was approximately $2 million.

(PPL Energy Supply)

"Income from Continuing Operations Before Income Taxes and Minority Interest" included the following components:

	2008	2007	2006

Domestic income	$779	$858	$621
Foreign income	330	260	245
	$1,109	$1,118	$866

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and the U.K. in which PPL's operations have historically been profitable.

Significant components of PPL Energy Supply's deferred income tax assets and liabilities from continuing operations were as follows:

	2008	2007
Deferred Tax Assets
Deferred investment tax credits	$16	$18
NUG contracts and buybacks	22	43
Unrealized loss on qualifying derivatives		134
Accrued pension costs	135	32
Federal tax credit carryforwards	23	10
Foreign loss carryforwards	126	173
Foreign - pensions	87
Foreign - other	9	6
Other domestic	98	99
Valuation allowances	(127)	(174)
	389	341

Deferred Tax Liabilities
Plant - net	796	790
Unrealized gain on qualifying derivatives	81
Foreign investments	6	34
Foreign - plant	519	706
Foreign - other	67	99
Other domestic	33	32
	1,502	1,661
Net deferred tax liability	$1,113	$1,320

PPL Energy Supply had federal foreign tax credit carryforwards that expire by 2018 of $23 million and $10 million at December 31, 2008 and 2007.  PPL Energy Supply also had an insignificant amount of federal alternative minimum tax credit carryforwards at December 31, 2007 that was fully utilized in 2008.  In addition, PPL Energy Supply had state net operating loss carryforwards that expire between 2009 and 2028 of $9 million and $8 million at December 31, 2008 and 2007.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had no foreign net operating loss carryforwards at December 31, 2008 and $37 million at December 31, 2007.  PPL Global also had foreign capital loss carryforwards of $451 million and $596 million at December 31, 2008 and 2007.  All of these losses have an unlimited carryforward period.  Valuation allowances have been established for the amount that more likely than not, will not be realized.  Of the total valuation allowances related to foreign capital loss carryforwards, $63 million is currently allocable to goodwill; however, upon adoption of SFAS 141(R), effective January 1, 2009, all changes in valuation allowances associated with business combinations will be recognized in tax expense rather than in goodwill.  See Note 25 for additional information.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of WPD as management has determined that the earnings are permanently reinvested.  The cumulative undistributed earnings are included in "Member's Equity" on the Balance Sheets.  The amounts considered permanently reinvested at December 31, 2008 and 2007 are $1.2 billion and $1.1 billion.  If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes and Minority Interest" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2008	2007	2006
Income Tax Expense
Current - Federal	$68	$19	$40
Current - State	12	30	27
Current - Foreign	70	83	32
	150	132	99
Deferred - Federal	144	123	86
Deferred - State	49	26	8
Deferred - Foreign (a)	13	(52)	6
	206	97	100
Investment tax credit, net - Federal	(12)	(12)	(12)
Total income tax expense from continuing operations (b)	$344	$217	$187

Total income tax expense - Federal	$200	$130	$114
Total income tax expense - State	61	56	35
Total income tax expense - Foreign	83	31	38
Total income tax expense from continuing operations (b)	$344	$217	$187

(a)	Includes a $54 million deferred tax benefit recorded in 2007 related to the U.K. tax rate reduction effective April 1, 2008. See "Reconciliation of Income Tax Expense" for additional information.
(b)
Excludes current and deferred federal, state and foreign tax (benefit) expense recorded to Discontinued Operations of $(8) million in 2008, $110 million in 2007, and $(10) million in 2006.  Also, excludes federal, state and foreign tax (benefit) expense recorded to OCI of $(168) million in 2008, $19 million in 2007, and $83 million in 2006.

	2008	2007	2006
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes and Minority Interest at statutory tax rate - 35%	$388	$391	$303
Increase (decrease) due to:
State income taxes (a) (c) (d)	41	38	28
Amortization of investment tax credits	(8)	(8)	(8)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(48)	(39)	(35)
Enactment of the U.K.'s Finance Act 2008 and 2007 (b)	(8)	(54)
Transfer of WPD tax items (e)			(20)
Federal income tax credits (a) (f)	15	(57)	(58)
Federal income tax return adjustments (a) (c)	(11)	(9)
Change in federal tax reserves (a) (c) (d)	11	(28)	(13)
Foreign income tax return adjustments (a) (c) (d)	(17)	(2)	(2)
Change in foreign tax reserves (a)	5
Domestic manufacturing deduction	(17)	(15)	(2)
Other	(7)		(6)
	(44)	(174)	(116)
Total income tax expense	$344	$217	$187
Effective income tax rate	31.0%	19.4%	21.6%
(a)
During 2008, PPL Energy Supply recorded an $11 million income tax benefit from filing the 2007 income tax returns, which consisted of an $11 million federal benefit reflected in "Federal income tax return adjustments" and a $17 million foreign benefit reflected in "Foreign income tax return adjustments," offset by a $16 million Federal expense reflected in "Federal income tax credits" and $1 million state expense reflected in "State income taxes."

During 2008, PPL Energy Supply recorded a $16 million expense related to federal and foreign income tax reserves, which consisted of an $11 million federal expense reflected in "Change in federal tax reserves" and a $5 million foreign expense reflected in "Change in foreign tax reserves."

(b)
The U.K.'s Finance Act of 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL Energy Supply recorded an $8 million deferred tax benefit during 2008 related to the reduction in its deferred tax liabilities.

The U.K.'s Finance Act of 2007, enacted in July 2007, included a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2008, the statutory income tax rate was reduced from 30% to 28%.  As a result, PPL Energy Supply recorded a $54 million deferred tax benefit during 2007 related to the reduction in its deferred tax liabilities.

(c)
During 2007, PPL Energy Supply recorded a $9 million federal, state and foreign income tax benefit from filing the 2006 income tax returns, which consisted of a $9 million federal benefit reflected in "Federal income tax return adjustments" and a $2 million foreign benefit reflected in "Foreign income tax return adjustments," offset by a $2 million state expense reflected in "State income taxes."

During 2007, PPL Energy Supply recorded a $28 million benefit related to federal income tax reserves, which is reflected in "Change in federal tax reserves."

(d)
During 2006, PPL Energy Supply recorded a $3 million income tax expense from filing the 2005 income tax returns, which consisted of a $5 million state expense reflected in "State income taxes," offset by a $2 million foreign benefit reflected in "Foreign income tax return adjustments."

During 2006, PPL Energy Supply recorded a $5 million benefit related to income tax reserves, which consisted of a $13 million federal benefit reflected in "Change in federal tax reserves," offset by an $8 million state expense reflected in "State income taxes."

(e)
In January 2006, WPD, Hyder's liquidator and a former Hyder affiliate signed an agreement to transfer to the affiliate a future tax liability from WPD and certain surplus tax losses from Hyder.  The HMRC subsequently confirmed this agreement.  This transfer resulted in a net reduction of income tax expense of $20 million for 2006, and a decrease to goodwill of $12 million from the resolution of a pre-acquisition tax contingency pursuant to EITF 93-7.

(f)	During March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 15 for additional information.

	2008	2007	2006
Taxes, other than income
State gross receipts			$1
State capital stock	$3	$5	8
Property - foreign	66	67	57
Domestic property and other	18	26	25
	$87	$98	$91

For tax years 2000 through 2007, PPL Montana protested certain property tax assessments by the Montana Department of Revenue on its generation facilities.  The tax liabilities in dispute for 2000 through 2007, which had been paid and expensed by PPL Montana, totaled $45 million.  In January 2008, both parties reached a settlement for all years outstanding.  The settlement resulted in PPL Montana receiving a refund of taxes paid and interest totaling $8 million.  This settlement was recorded in 2008, of which $7 million was reflected in "Taxes, other than income" and $1 million was reflected in "Other Income - net" on the Statement of Income.  At December 31, 2008, the outstanding refund was approximately $2 million.

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

The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were as follows:

	2008	2007
Deferred Tax Assets
Deferred investment tax credits	$4	$5
Accrued pension costs	37	40
Contributions in aid of construction	79	88
Other	43	47
	163	180

Deferred Tax Liabilities
Electric utility plant - net	667	646
Recoverable transition costs	116	146
Taxes recoverable through future rates	104	102
Reacquired debt costs	11	12
Other	20	21
	918	927
Net deferred tax liability	$755	$747

PPL Electric had state net operating loss carryforwards of approximately $6 million at December 31, 2007 that were fully utilized during 2008.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2008	2007	2006
Income Tax Expense
Current - Federal	$93	$72	$85
Current - State	8	(7)	1
	101	65	86
Deferred - Federal	10	24	19
Deferred - State	(7)	(4)	1
	3	20	20
Investment tax credit, net - Federal	(2)	(2)	(2)
Total income tax expense	$102	$83	$104

Total income tax expense - Federal	$101	$94	$102
Total income tax expense - State	1	(11)	2
Total income tax expense	$102	$83	$104

Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$97	$86	$104
Increase (decrease) due to:
State income taxes (a) (b) (c)	13	2	12
Stranded cost securitization (a) (b) (c)	(7)	(7)	(7)
Amortization of investment tax credit	(2)	(2)	(2)
Other (a) (b) (c)	1	4	(3)
	5	(3)
Total income tax expense	$102	$83	$104
Effective income tax rate	36.7%	33.7%	34.9%

(a)
During 2008, PPL Electric recorded a $6 million income tax expense from filing the 2007 income tax returns, which consisted of a $4 million federal expense reflected in "Other" and a $2 million state expense reflected in "State income taxes."

During 2008, PPL Electric recorded a $5 million benefit related to federal and state income tax reserves, which consisted of a $7 million net federal and state benefit reflected in "Stranded cost securitization," offset by a $2 million state expense reflected in "State income taxes."

(b)
During 2007, PPL Electric recorded a $1 million income tax benefit from filing the 2006 income tax returns, which consisted of a $4 million state benefit reflected in "State income taxes," offset by a $3 million federal expense reflected in "Other."

During 2007, PPL Electric recorded a $4 million benefit related to federal and state income tax reserves, which consisted of a $7 million net federal and state benefit reflected in "Stranded cost securitization," offset by a $1 million state expense reflected in "State income taxes" and a $2 million federal expense reflected in "Other."

(c)
During 2006, PPL Electric recorded a $4 million income tax expense from filing the 2005 income tax returns, which consisted of a $1 million federal expense reflected in "Other" and a $3 million state expense reflected in "State income taxes."

During 2006, PPL Electric recorded a $9 million benefit related to federal and state income tax reserves, which consisted of a $7 million net federal and state benefit reflected in "Stranded cost securitization" and a $2 million federal benefit reflected in "Other."

	2008	2007	2006
Taxes, other than income
State gross receipts	$199	$193	$181
State utility realty	4	5	4
State capital stock	2	3	4
Property and other	(2)	(1)
	$203	$200	$189

Unrecognized Tax Benefits (PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits were as follows:

	2008	2007
PPL
Beginning of period (a)	$204	$226
Additions based on tax positions of prior years	38	7
Reduction based on tax positions of prior years	(13)	(18)
Additions based on tax positions related to the current year	12	8
Settlements	(12)	(2)
Lapse of applicable statutes of limitations	(8)	(35)
Effects of foreign currency translation	(19)	3
End of period	$202	$189

PPL Energy Supply
Beginning of period (a)	$130	$143
Additions based on tax positions of prior years	21	7
Reduction based on tax positions of prior years	(10)	(18)
Additions based on tax positions related to the current year	9	8
Settlements	(12)	(2)
Lapse of applicable statutes of limitations		(26)
Effects of foreign currency translation	(19)	3
End of period	$119	$115

PPL Electric
Beginning of period	$68	$78
Additions based on tax positions of prior years	17
Reduction based on tax positions of prior years	(3)	(1)
Additions based on tax positions related to the current year	3
Lapse of applicable statutes of limitations	(8)	(9)
End of period	$77	$68

(a)	The 2008 beginning period balance includes a $15 million adjustment to exclude recognized uncertain tax positions from unrecognized tax benefits.

At December 31, 2008, the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$202	$119	$77
Unrecognized tax benefits associated with taxable or deductible temporary differences	(19)	10	(29)
Unrecognized tax benefits associated with business combinations (a)	(14)	(14)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(40)	(12)	(27)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$129	$103	$21

(a)
Unrecognized tax benefits associated with business combinations, if recognized would currently be allocated to goodwill.  Upon adoption of SFAS 141(R), effective January 1, 2009, unrecognized tax benefits associated with business combinations, if recognized, will be recognized in tax expense and would decrease the effective tax rate.  See Note 25 for additional information.

At December 31, 2008, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could decrease by between $23 to $129 million for PPL, decrease between $28 million to $114 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These decreases could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At December 31, 2008, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $35 million, $28 million and $7 million.  At December 31, 2007, PPL, PPL Energy Supply and PPL Electric had accrued interest of $31 million, $26 million and $4 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  The following expenses (benefits) were recognized at December 31:

	2008	2007

PPL	$4	$(1)
PPL Energy Supply	2	(4)
PPL Electric	2	3

The amounts recognized during 2008 and 2007 for PPL, PPL Energy Supply and PPL Electric were primarily the result of additional interest accrued or reversed related to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

PPL or its subsidiaries file tax returns in five major tax jurisdictions. PPL Energy Supply's and PPL Electric's U.S. federal and state tax provision are calculated in accordance with an intercompany tax sharing policy with PPL, which provides that their taxable income be calculated as if PPL Energy Supply and its domestic subsidiaries and PPL Electric and its subsidiaries each filed a separate consolidated tax return. Based on this tax sharing policy, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in five major tax jurisdictions and PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions.  With few exceptions, at December 31, 2008, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows:

	PPL and PPL Energy Supply	PPL Electric
U.S. (federal)	1997 and prior	1997 and prior
Pennsylvania (state)	2003 and prior	2003 and prior
Montana (state)	2005 and prior
U.K. (foreign)	1999 and prior
Chile (foreign)	2006 and prior

6. Financial Instruments

(PPL, PPL Energy Supply and PPL Electric)

At December 31, 2008 and 2007, the carrying value of cash and cash equivalents, short-term investments, restricted cash and cash equivalents, collateral on PLR energy supply to/from affiliate, investments in the nuclear plant decommissioning trust funds, other investments and short-term debt represented or approximated fair value due to the liquid nature of the instruments, variable interest rates associated with the financial instruments or existing requirements to record the carrying value of the instruments at fair value.  Price risk management assets and liabilities are also recorded at fair value.  See Note 18 for additional information.  Financial instruments where the carrying amount on the Balance Sheets and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates where quoted market prices are not available) are different, are set forth below:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Long-term debt (a)	$7,838	$6,785	$7,578	$7,664
PPL Energy Supply
Long-term debt	5,196	4,507	5,070	5,125
PPL Electric
Long-term debt	1,769	1,682	1,674	1,717

(a)	2007 includes long-term debt that has been classified as held for sale.

PPL and PPL Energy Supply enter into full-requirement energy contracts, power purchase agreements, certain retail energy and physical capacity contracts and certain contracts to purchase emission allowances expected to be consumed.  These contracts range in maturity through 2023 and have been excluded from the requirements of SFAS 133 because they met the definition of a "normal purchase or normal sale."  PPL Electric has also entered into contracts that meet the definition of a "normal purchase or normal sale."  See "Energy Purchase Commitments" within Note 15 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded on the Balance Sheets at December 31, 2008 and 2007.  The estimated fair value of these contracts at December 31 was:

	Net Asset (Liability)
	2008	2007

PPL	$136	$(284)
PPL Energy Supply	239	(337)
PPL Electric	(103)	53

7. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock.  No PPL preferred stock was issued or outstanding in 2008, 2007 or 2006.

(PPL and PPL Electric)

Details of PPL Electric's preferred securities, without sinking fund requirements, as of December 31, 2008 and 2007, were:

	Amount	Issued and Outstanding Shares	Shares Authorized	Optional Redemption Price Per Share at 12/31/08

4-1/2% Preferred Stock (a)	$25	247,524	629,936	$110.00

Series Preferred Stock (a)
3.35%	2	20,605		103.50
4.40%	12	117,676		102.00
4.60%	3	28,614		103.00
6.75%	9	90,770		101.69

Total Series Preferred Stock	26	257,665	10,000,000

6.25% Series Preference Stock (b)	250	2,500,000	10,000,000	(c)

Total Preferred Securities	$301	3,005,189

(a)	In 2008, 2007 and 2006, there were no changes in the number of shares of Preferred Stock outstanding.
(b)
In 2008 and 2007, there were no changes in the number of shares of Preference Stock outstanding.  In 2006, 2.5 million shares were issued for $250 million in connection with the sale of 10 million depositary shares, each representing a quarter interest in a share of PPL Electric's 6.25% Series Preference Stock.

(c)	Redeemable by PPL Electric on or after April 6, 2011, for $100 per share (equivalent to $25 per depositary share).

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

Preference Stock

Holders of the depositary shares, each of which represents a quarter interest in a share of Preference Shares, are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the bank acting as a depositary.  The Preference Shares rank senior to PPL Electric's common stock and junior to its preferred stock, they have no voting rights, except as provided by law and they have a liquidation preference of $100 per share.

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

8. Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program, when necessary.  PPL Energy Supply had the following credit facilities in place at:

		December 31, 2008				December 31, 2007
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued

PPL Energy Supply Domestic Credit Facilities (a)
364-day Bilateral Credit Facility (b)	Mar-09	$300	n/a	$96	$204	n/a	$156
364-day Syndicated Credit Facility (c)	Sept-09	385			385	n/a	n/a
5-year Structured Credit Facility (d)	Mar-11	300	n/a	269	31		258
5-year Syndicated Credit Facility (e)	June-12	3,225	$285	255	2,685		269
Total PPL Energy Supply Domestic Credit Facilities		$4,210	$285	$620	$3,305		$683

WPD Credit Facilities
WPDH Limited 5-year Syndicated Credit Facility (f)	Jan-13	£150	£121	n/a	£29		n/a
WPD (South West) 5-year Syndicated Credit Facility (g)	Oct-09	150	37	n/a	113		n/a
WPD (South West) Uncommitted Credit Facilities (h)		65	8	n/a	57	£25	n/a
WPD (South West) Letter of Credit Facility	Mar-09	5	n/a	£4	1	n/a	£2
Total WPD Credit Facilities (i)		£370	£166	£4	£200	£25	£2

(a)	These credit facilities contain a financial covenant requiring debt to total capitalization to not exceed 65%.

(b)
In March 2008, PPL Energy Supply increased the capacity of its 364-day bilateral credit facility from $200 million to $300 million and extended the expiration date to March 2009.  Under this facility, PPL Energy Supply can cause the bank to issue letters of credit but cannot make cash borrowings.

(c)
PPL Energy Supply executed a new 364-day syndicated credit agreement in September 2008.  Under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $150 million.  Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

(d)
Under this facility, PPL Energy Supply had the ability to make cash borrowings through mid-December 2008, and has the ability to cause the lenders to issue letters of credit through the maturity of the facility.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related, $300 million five-year credit agreement, also expiring in March 2011.

(e)
The committed capacity of this facility was reduced from $3.4 billion to approximately $3.225 billion in December 2008 as a result of terminating the commitment of Lehman Brothers Bank, FSB, which became a defaulting lender on its commitment in October 2008.

Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The borrowing outstanding at December 31, 2008 bears interest at 2.70%.  Under certain conditions, PPL Energy Supply may elect to have the principal balance of the loans outstanding on the final expiration date of the facility continue as non-revolving term loans for a period of one year from that final expiration date.  Also, under certain conditions, PPL Energy Supply may request that the facility's principal amount be increased by up to $500 million.

(f)
In January 2008, WPDH Limited extended the expiration date of this facility to January 2013.  In August 2008, WPDH Limited made a USD-denominated cash borrowing of $200 million, which equated to £101 million at the time of borrowing, and bears interest at approximately 3.73%.  In December 2008, WPDH Limited borrowed £20 million at an interest rate of approximately 3.11%.  Borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The December 2008 borrowing was made to partially fund a December 2008 retirement of senior notes.  Although financial information of foreign subsidiaries is recorded on a one month lag, activity related to WPD's December 2008 retirement of senior notes is reflected in the 2008 Financial Statements due to the materiality of the retirement.

This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a regulatory asset base (RAB) that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.

(g)
In December 2008, WPD (South West) borrowed £37 million at an interest rate of approximately 3.01%.  Borrowings bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The December 2008 borrowing was made to partially fund a December 2008 retirement of senior notes.  Although financial information of foreign subsidiaries is recorded on a one month lag, activity related to WPD's December 2008 retirement of senior notes is reflected in the 2008 Financial Statements due to the materiality of the retirement.

This credit facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB at £150 million greater than total gross debt, in each case as calculated in accordance with the credit facility.

(h)	The weighted-average interest rate on the cash borrowings outstanding under these facilities was 2.77% at December 31, 2008 and 6.37% at December 31, 2007.

(i)	At December 31, 2008, the available capacity of the WPD credit facilities was approximately $307 million.

PPL Energy Supply usually maintains a commercial paper program, under which commercial paper issuances are supported by its credit facilities, to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  During 2008 and 2007, PPL Energy Supply had a commercial paper program in place for up to $500 million.  PPL Energy Supply had no commercial paper outstanding at December 31, 2008 and 2007.  PPL Energy Supply closed its commercial paper program in January 2009.

(PPL and PPL Electric)

PPL Electric maintains credit facilities in order to enhance liquidity and provide credit support, and as a backstop to its commercial paper program.  PPL Electric had the following credit facilities in place at:

		December 31, 2008				December 31, 2007
	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity	Borrowed	Letters of Credit Issued

5-year Syndicated Credit Facility (a)	May-12	$190	$95	$1	$94
Asset-backed Credit Facility (b)	Jul-09	150			150	$41
Total PPL Electric Credit Facilities		$340	$95	$1	$244	$41

(a)
The committed capacity of this facility was reduced from $200 million to approximately $190 million in December 2008 as a result of terminating the commitment of Lehman Brothers Bank, FSB, which became a defaulting lender on its commitment in October 2008.

Under this facility, PPL Electric has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The borrowing outstanding at December 31, 2008 bears interest at 2.44%.  Under certain conditions, PPL Electric may elect to have the principal balance of the loans outstanding on the final expiration date of the facility continue as non-revolving term loans for a period of one year from that final expiration date.  Also, under certain conditions, PPL Electric may request that the facility's principal amount be increased by up to $100 million.

This credit facility contains a financial covenant requiring debt to total capitalization to not exceed 70%.

(b)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly-owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.  The credit agreement related to PPL Electric's and the subsidiary's participation in a $150 million asset-backed commercial paper program expired in July 2008.  In August 2008, PPL Electric and the subsidiary entered into a new credit agreement governing a similar asset-backed commercial paper program with a different financial institution and commercial paper conduit that expires in July 2009.  The borrowing limit under such program continues to be $150 million.  PPL Electric uses the proceeds under the credit facility for general corporate purposes and, prior to August 2008, to cash collateralize letters of credit.  The subsidiary's borrowing costs under the credit facility vary based on the commercial paper conduit's actual cost to issue commercial paper that supports the debt.  Borrowings under this program are subject to customary conditions precedent, as well as the requirement that PPL Electric discharge a conditional lien that could attach to the accounts receivable upon a default under PPL Electric's 1945 First Mortgage Bond Indenture.  This discharge was completed in December 2008.

At December 31, 2008 and 2007, $76 million and $126 million of accounts receivable and $170 million and $171 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  At December 31, 2008, there was no short-term debt outstanding under the credit facility.  At December 31, 2007, there was $41 million of short-term debt outstanding under the credit facility at an interest rate of 5.11%, all of which was being used to cash collateralize letters of credit issued on PPL Electric's behalf.  At December 31, 2008, based on the accounts receivable and unbilled revenue pledged, $101 million was available for borrowing.  The funds used to cash collateralize the letters of credit are reported in "Restricted cash and cash equivalents" on the Balance Sheet.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's five-year syndicated credit facility that expires in May 2012 based on available capacity.  PPL Electric had no commercial paper outstanding at December 31, 2008 and 2007.

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

In April 2008, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Bonds, Series 2007 due 2037 (Series 2007 Bonds) that were issued by the PEDFA on behalf of PPL Energy Supply in December 2007.  The interest rate mode was converted from a rate that was reset daily through daily remarketing of the Series 2007 Bonds to a term rate of 1.80% for one year.  In connection with this change, the letter of credit supporting the Series 2007 Bonds was modified accordingly.

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

The Convertible Senior Notes were subject to conversion at the election of the holders any time prior to May 20, 2008 at a conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share) as a result of the market price trigger being met and the notes being called for redemption.  Upon conversion of the Convertible Senior Notes, PPL Energy Supply was required to settle the principal amount in cash and any conversion premium in cash or PPL common stock.  During 2008, Convertible Senior Notes in an aggregate principal amount of $57 million were presented for conversion.  The total conversion premium related to these conversions was $56 million, which was settled with 1,128,341 shares of PPL common stock, together with an insignificant amount of cash in lieu of fractional shares.  On May 20, 2008, PPL Energy Supply redeemed an insignificant amount of Convertible Senior Notes.  No Convertible Senior Notes remain outstanding.

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

In December 2008, the PEDFA issued $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 (Series 2008 Bonds) on behalf of PPL Energy Supply.  The proceeds from the issuance of the Series 2008 Bonds were used to finance a portion of the installation of sulfur dioxide scrubbers at the Montour, Brunner Island and Keystone generating stations.  The Series 2008 Bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate on the Series 2008 Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The Series 2008 Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  The Series 2008 Bonds bear interest at an initial rate of 5.50% through March 15, 2009, at which time the Series 2008 Bonds will be subject to weekly remarketing until such time that the interest rate mode is changed at the election of PPL Energy Supply.

PPL Investment Corporation, a subsidiary of PPL Energy Supply, acted as the initial purchaser of the Series 2008 Bonds upon issuance.  PPL Energy Supply expects that the Series 2008 Bonds will be remarketed to unaffiliated investors in 2009, subject to market conditions.  At December 31, 2008, these investments were reflected in "Short-term investments" on the Balance Sheet.

In connection with the issuance of the Series 2008 Bonds by the PEDFA, PPL Energy Supply entered into loan agreements with the PEDFA pursuant to which it loaned PPL Energy Supply the proceeds of the Series 2008 Bonds on payment terms that correspond to those of the Series 2008 Bonds.  PPL Energy Supply issued notes to the PEDFA to evidence its obligations under the loan agreements.

In December 2008, WPDH Limited retired $225 million of 6.50% Senior Notes upon maturity, and received $16 million upon the maturity of related cross-currency swaps.  The $16 million is netted with the retirement of the notes in "Retirement of long-term debt" on the Statement of Cash Flows.  Although financial information of foreign subsidiaries is recorded on a one-month lag, these December 2008 transactions are reflected in the 2008 Financial Statements due to the materiality of the retirement.

On February 17, 2009, PPL Energy Supply initiated cash tender offers for up to $250 million aggregate principal amount of certain of its outstanding senior notes.  The series of notes, in order of their priority level for acceptance by PPL Energy Supply, are as follows:  6.00% Senior Notes due 2036, 6.20% Senior Notes due 2016 and 5.40% Senior Notes due 2014.  The tender offer for each series of notes expires on March 16, 2009.

(PPL and PPL Electric)

In October 2008, PPL Electric issued $400 million of 7.125% Senior Secured Bonds due 2013 (7.125% Bonds).  The 7.125% Bonds were issued on the basis of an equal principal amount of first mortgage bonds issued under the 1945 First Mortgage Bond Indenture pledged to the Senior Secured Bond Indenture Trustee.  The 7.125% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $397 million, net of a discount and underwriting fees, from the issuance of the 7.125% Bonds.  The proceeds will be used to partially fund the repayment at maturity of approximately $486 million outstanding aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1⁄4% Series, due August 2009.  Prior to such use, the proceeds will be invested in short-term instruments and used for general corporate purposes.

In October 2008, the PEDFA issued $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 (PPL Electric Series 2008 Bonds) on behalf of PPL Electric in order to refund $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2003, which were previously issued by the Lehigh County Industrial Development Authority on behalf of PPL Electric and matured on November 1, 2008.  The PPL Electric Series 2008 Bonds are structured as variable-rate remarketable bonds.  PPL Electric may convert the interest rate on the PPL Electric Series 2008 Bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The PPL Electric Series 2008 Bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode.  PPL Electric acted as initial purchaser of the PPL Electric Series 2008 Bonds upon issuance.

In connection with the issuance of the PPL Electric Series 2008 Bonds by the PEDFA, PPL Electric entered into a loan agreement with the PEDFA pursuant to which it loaned PPL Electric the proceeds of the PPL Electric Series 2008 Bonds on payment terms that correspond to the PPL Electric Series 2008 Bonds.  PPL Electric issued a note to the PEDFA to evidence its obligations under the loan agreement.

Concurrent with, and as a condition to, the issuance of the PPL Electric Series 2008 Bonds, PPL Electric issued to the Trustee of the PPL Electric Series 2008 Bonds, its Senior Secured Bonds, Variable Rate Pollution Control Series 2008, which contain payment and redemption provisions that correspond to and bear the same interest as the PPL Electric Series 2008 Bonds.  Such senior secured bonds were issued under the 2001 Senior Secured Bond Indenture.

In November 2008, PPL Electric remarketed the PPL Electric Series 2008 Bonds to unaffiliated investors and elected to change the interest rate mode from the weekly rate mode to a term rate mode.  The bonds are currently in a term rate mode and bear interest at 4.85% until October 2010, at which time the bonds will be remarketed based upon the interest rate mode elected by PPL Electric.

PPL Electric's senior secured bonds were secured by first mortgage bonds held by the Senior Secured Bond Indenture Trustee and the lien of the 2001 Senior Secured Bond Indenture, which was junior to the lien of the 1945 First Mortgage Bond Indenture.  The 1945 First Mortgage Bond Indenture and the 2001 Senior Secured Bond Indenture created liens on substantially all of PPL Electric's distribution properties and certain of its transmission properties, which liens may be released subject to certain circumstances and conditions, and subject to certain exceptions and exclusions.

In December 2008, PPL Electric completed an in-substance defeasance of its outstanding 7.70% First Mortgage Bonds (7.70% Bonds) due 2009 and 7.375% First Mortgage Bonds (7.375% Bonds) due 2014 by depositing $15 million with the trustee.  The 7.70% Bonds and the 7.375% Bonds had been the only remaining bonds outstanding under the 1945 First Mortgage Bond Indenture, other than the bonds delivered to the Senior Secured Bond Indenture Trustee to secure Senior Secured Bonds.  The $15 million deposit will be used solely to satisfy the principal and remaining interest obligations on the bonds and is recorded in "Restricted Cash and Cash Equivalents" on the Balance Sheet.  See Note 20 for additional information.

In connection with the in-substance defeasance of the outstanding First Mortgage Bonds, PPL Electric discharged the lien under the 1945 First Mortgage Bond Indenture and cancelled the related first mortgage bonds delivered to the Senior Secured Bond Indenture Trustee as the basis for issuance of senior secured bonds in accordance with the terms of the 2001 Senior Secured Bond Indenture.  The Senior Secured Bonds continue to be secured by the lien of the 2001 Senior Secured Bond Indenture, which has become a first lien, subject to certain permitted liens and exceptions, on substantially all of PPL Electric's tangible electric distribution properties and certain of its transmission properties.

During 2008, PPL Transition Bond Company made principal payments on transition bonds of $305 million.  No transition bonds remain outstanding.

Common Stock Repurchase Program (PPL)

In June 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock.  As of December 31, 2008, a total of 15,732,708 shares were repurchased for $750 million, excluding related fees, under the plan.  This includes the purchase of 802,816 shares of PPL common stock for $38 million in 2008.  These purchases were primarily recorded as a reduction to "Capital in excess of par value" on the Balance Sheet.

Distributions, Capital Contributions and Related Restrictions

(PPL)

In February 2008, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2008, to 33.5 cents per share (equivalent to $1.34 per annum).  In February 2009, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2009, to 34.5 cents per share (equivalent to $1.38 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067.  At December 31, 2008, no interest payments were deferred.

(PPL and PPL Energy Supply)

The PPL Montana Colstrip lease places certain restrictions on PPL Montana's ability to declare dividends.  At this time, PPL believes that these covenants will not limit PPL's or PPL Energy Supply's ability to operate as desired and will not affect their ability to meet any of their cash obligations.  WPD subsidiaries also have financing arrangements that limit their ability to pay dividends.  However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's or PPL Energy Supply's ability to meet their cash obligations.

(PPL Energy Supply)

During 2008, PPL Energy Supply distributed $750 million to its parent company, PPL Energy Funding, and received cash capital contributions of $421 million.

(PPL and PPL Electric)

PPL Electric's 2001 Senior Secured Bond Indenture restricts dividend payments on its common stock in the event that PPL Electric fails to meet an interest coverage ratio test, as defined in the indenture, or fails to comply with certain requirements included in its Articles of Incorporation and Bylaws to maintain its separateness from PPL and PPL's other subsidiaries.  At December 31, 2008, PPL Electric was in compliance with the interest coverage ratio test.  PPL Electric does not, at this time, expect that any of such limitations would significantly impact its ability to declare dividends.

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

(PPL Electric)

During 2008, PPL Electric paid common stock dividends of $98 million to PPL.

9. Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries continuously evaluate strategic options and, from time to time, PPL and its subsidiaries are involved in negotiations with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive agreements.  Any such transactions may impact future financial results.  See Note 10 for sales of businesses that were presented as discontinued operations by PPL and PPL Energy Supply.

Domestic

License Renewals (PPL and PPL Energy Supply)

In 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.  The results of an August 2008 safety inspection of the Susquehanna plant by the NRC support a conclusion that there is a reasonable assurance that aging effects will be adequately managed.  The inspection was part of the NRC's review of PPL's application to renew the operating license.  The inspection showed that PPL's assessment of the impact that aging of non-safety related systems at the plant could have on safety equipment was acceptable.  The inspectors also found that PPL's aging management programs can handle the effects of aging on plant equipment and systems, and that documentation related to the programs could be retrieved and audited.

An NRC review of the environmental impact of relicensing is being conducted separately.  The NRC expects to issue that report in March 2009.  A final decision on the license renewal is expected to be issued in December 2009.

Development

(PPL and PPL Energy Supply)

In December 2007, PPL asked the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  In December 2008, PPL announced that it had withdrawn the application in light of current economic conditions, including the high cost of capital, and projections of future energy prices.  The expansion project would have had an estimated capital cost of $440 million.  Cancellation of the project resulted in PPL Energy Supply recording in its Supply segment, an impairment of $22 million ($13 million after tax) which is included in "Other operation and maintenance" on the Statements of Income.

PPL plans to redevelop the Rainbow hydroelectric facility, near Great Falls, Montana, for a total plant capacity of 60 MW, at an expected capital cost of $192 million.  The redevelopment is anticipated to increase generation by 28 MW.  This planned expansion, expected to be completed in 2012, is subject to various regulatory approvals and other conditions, and PPL cannot predict whether or when these approvals will be obtained or the other conditions will be met.

In January 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's share would be 143 MW.  The first uprate for Unit 1 totaling 50 MW was completed in May 2008.  The remaining total expected capacity increase is 109 MW, of which PPL Susquehanna's share would be 98 MW.  PPL Susquehanna's share of the expected capital cost for this project is $345 million, and PPL expects to achieve the full capacity increase of 159 MW after the refueling outage in 2010 for Unit 1.

In September 2008, a PPL subsidiary submitted Part I of an application to the DOE for a federal loan guarantee for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to PPL's Susquehanna plant.  The subsidiary submitted Part II of the loan guarantee application in December 2008.   There is considerable uncertainty about the likelihood of DOE financial support for the project due to the current level of appropriations available to DOE for this purpose ($18.5 billion appropriated by the U.S. Congress to date) and the number of projects competing for those resources.  The DOE recently selected five projects for a first tier and five projects for a second tier.  The first tier projects are to receive further evaluation by the agency.  Bell Bend was placed in the second tier.  This preliminary tier selection process is not final, nor does it indicate that only those projects in the first tier remain in the running for DOE guarantees.   Bell Bend will submit its first quarterly application update to the DOE by March 19, 2009 and will continue making quarterly updates throughout 2009 in order to remain active in the process.  PPL cannot predict whether additional appropriations will be made for the DOE loan guarantee program, which proposed nuclear projects will ultimately be granted DOE loan guarantees, or the specific impact of these and other factors on the potential construction of the Bell Bend project.

In October 2008, a PPL subsidiary submitted a COLA to the NRC for Bell Bend.  The COLA was accepted for review by the NRC in December 2008.  Submittal of the COLA by the end of 2008 met the first requirement to qualify for federal production tax credits and loan guarantees, as provided under the Energy Policy Act of 2005.  Another PPL subsidiary contracted with UniStar Nuclear Services, LLC, an affiliate of UniStar Nuclear Energy, LLC, a joint venture between Constellation Energy Nuclear Group, LLC and EDF Development, Inc., to prepare the application.  The facility for which the application was submitted is based on the U.S. Evolutionary Power Reactor design developed by AREVA NP, Inc. and its affiliates.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $90 million on the COLA and other permits necessary for construction.

PPL has made no decision to proceed with construction of the Bell Bend nuclear generating unit and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it would not proceed to construction absent a joint arrangement with other interested parties and without a federal loan guarantee or other acceptable financing structures.  Through December 31, 2008, $58 million of costs associated with the licensing effort were capitalized as an intangible asset, as PPL deems it probable that these costs are ultimately recoverable.

(PPL and PPL Electric)

In June 2007, PJM directed the construction of a new 130-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company (PSE&G) to construct the portion of the line in New Jersey by June 1, 2012.  PPL Electric's estimated share of the project costs at December 31, 2008 was $509 million.  This project is pending certain regulatory approvals.

PPL Electric has identified the approximately 100-mile route for the Pennsylvania portion of the line, and in January 2009 filed an application with the PUC to site and construct the line.  Review by the PUC is anticipated to be completed in one year.

In December 2007, PPL Electric and PSE&G filed a joint petition for a declaratory order with the FERC requesting approval of transmission rate incentives for the Susquehanna-Roseland transmission line.  The companies requested (1) an additional 1.5% allowed rate of return on equity, (2) recognition of construction work in progress in rate base, (3) recovery of all costs if the project is cancelled and (4) an additional 0.5% allowed rate of return on equity for membership in PJM.  In April 2008, the FERC approved the filing and granted all of the requested incentives except that the additional allowed rate of return on equity was approved at 1.25%.

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

In May 2007, PPL reached a definitive agreement to sell its telecommunication operations and in August 2007 completed the sale.  As a result, additional impairments of $8 million ($5 million after tax) were recognized.  The impairments are included in "Energy-related businesses" expenses on the Statement of Income.  PPL realized net proceeds of $47 million from the sale.

Acquisition of a Long-term Tolling Agreement

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of Ironwood.  The tolling agreement extends through 2021 and is considered to contain a lease for accounting purposes that was determined to be an operating lease.  As a result of this agreement, PPL EnergyPlus recognized an intangible asset.  See Notes 11 and 21 for additional information.

Other

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine.  Under the agreement, a non-profit organization designated by the coalition would have a five-year option to purchase the dams for $25 million, and PPL Maine would receive rights to increase energy output at its other hydroelectric dams in Maine.  The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  In June 2008, the coalition notified PPL Maine of its intent to exercise the purchase option.  The agreement requires updates to the representations and warranties in the purchase and sale agreement, and several approvals by the FERC.  In November 2008, PPL Maine and the coalition filed a request with FERC, the U.S. Army Corps of Engineers and the Maine DEP to approve the transfer of ownership for the three dams.  Certain of these required regulatory approvals have been obtained, but PPL cannot predict whether or when all of them will be obtained.

International

Other

In 2000, WPD acquired Hyder.  Subsequently, WPD sold the majority of Hyder's non-electricity delivery businesses and placed the remaining companies in liquidation.  WPD has periodically received distributions related to these ongoing liquidations.  These distributions are included in "Other Income - net" on the Statements of Income as detailed in Note 17.  The Hyder non-electricity delivery businesses are substantially liquidated at December 31, 2008.  WPD continues to operate the former Hyder electricity delivery business, now named WPD (South Wales).

In 2006, WPD received legal notification citing one of its real estate investments as an environmentally protected area, thus restricting planned development.  An impairment assessment was performed based on a third-party appraisal.  As a result, WPD recorded an impairment charge of $8 million ($6 million after tax), which is included in "Other Income - net" on the Statement of Income.

10. Discontinued Operations

(PPL and PPL Energy Supply)

Sale of Latin American Businesses

In March 2007, PPL completed a review of strategic options for its Latin American businesses and announced its intention to sell its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Delivery segment.

In April 2007, PPL agreed to sell its Bolivian businesses.  As a result, in 2007, PPL recorded impairments totaling $37 million ($20 million after tax) to reflect the estimated fair value of the businesses at the date the agreement was reached.  This sale was completed in July 2007.

In May 2007, PPL completed the sale of its El Salvadoran business for $180 million in cash.  PPL recorded a gain of $94 million ($89 million after tax) as a result of the sale.

In November 2007, PPL completed the sale of its Chilean business for $660 million in cash.  PPL recorded a gain of $306 million ($197 million after tax) as a result of the sale.

In 2008, PPL Global recognized income tax adjustments and other expenses in Discontinued Operations in connection with the dissolution of the remaining Latin American holding companies.  This process was substantially complete at December 31, 2008.

The following results of operations for the Latin American businesses have been classified as Discontinued Operations on the Statements of Income.

	2008	2007	2006

Operating revenues		$529	$554
Operating expenses (a)	$2	497	478
Operating (loss) income	(2)	32	76
Other income - net	(1)	15	6
Interest expense (b)		25	30
(Loss) Income before income taxes and minority interest	(3)	22	52
Income tax (benefit) expense (c) (d)	(8)	(5)	2
Minority interest		6	8
Gain on sale of businesses (net of tax expense of $114 million)		286
Income from Discontinued Operations	$5	$307	$42

(a)
2007 includes the impairments to the carrying value of the Bolivian businesses.  Also included are fees associated with the divestiture of the Latin American businesses of $12 million ($7 million after tax).

(b)
2007 and 2006 include $5 million and $10 million of interest expense allocated pursuant to EITF 87-24.  The allocation was based on the discontinued operation's share of the net assets of PPL Energy Supply.

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

Following are the results of operations classified as Discontinued Operations on the Statement of Income related to the sale of PPL's interest in the Griffith plant.

2006

Operating revenues	$5
Operating expenses	10
Operating loss before income taxes	(5)
Income tax benefit	1
Loss from operations after income taxes	(4)
Loss on sale of the interest (net of tax benefit of $16 million)	(23)
Acceleration of net unrealized gains on derivatives associated with the plant (net of tax expense of $4 million)	7
Loss from Discontinued Operations	$(20)

(PPL)

Sale of Gas and Propane Businesses

In July 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which are included in the Pennsylvania Delivery segment.

In accordance with SFAS 144, management assessed the carrying value of the assets and liabilities held for sale at December 31, 2007.  Based on the expectation that the natural gas distribution and propane assets would be sold and an assessment of prevailing market conditions, an impairment charge of $22 million was recorded in 2007.  An associated income tax benefit of $1 million was also recorded.

In March 2008, PPL signed a definitive agreement to sell these businesses for $268 million in cash, adjusted for working capital at the sale date, pursuant to a stock purchase agreement.  PPL completed the sale in October 2008.  Proceeds from the sale of $303 million, including estimated working capital, were contributed to PPL Energy Supply through its parent, PPL Energy Funding.  In 2008, PPL recorded impairment and other charges related to the sale totaling $10 million ($6 million after tax).  Also in 2008, PPL Gas Utilities paid a $3 million ($2 million after tax) premium to prepay the entire $10 million aggregate principal of its 8.70% Senior Notes due December 2022.  In February 2009, PPL recognized an insignificant charge in Discontinued Operations in connection with the settlement of the working capital adjustment.

At December 31, 2007, the assets and liabilities were classified as held for sale on the Balance Sheet.  The following results of operations for the natural gas distribution and propane businesses have been classified as Discontinued Operations on the Statements of Income.

	2008	2007	2006

Operating revenues	$162	$218	$214
Operating expenses (a)	154	211	201
Operating income	8	7	13
Other income – net	(3)		1
Interest expense (c)	4	6	6
Income before income taxes	1	1	8
Income tax (benefit) expense (b)	(2)	33	4
Income (Loss) from Discontinued Operations	$3	$(32)	$4

(a)	2008 and 2007 include impairment and other charges related to the sale of $10 million and $22 million.
(b)
As a result of classifying the natural gas distribution and propane businesses as Discontinued Operations and in accordance with EITF 93-17, in 2007, PPL recorded a deferred income tax charge of $23 million related to its book/tax basis difference in the investment in these assets.

(c)
2008, 2007 and 2006 include $3 million, $5 million and $5 million of interest expense allocated pursuant to EITF 87-24.  The allocation is based upon debt attributable to the natural gas distribution and propane businesses.

Upon completion of the sale, $328 million of assets, which included $220 million of PP&E, $61 million of goodwill and other noncurrent assets, and $47 million of current assets were removed from the Balance Sheet, as well as $40 million of liabilities.

11. Leases

Lessee Transactions

(PPL and PPL Energy Supply)

Tolling Agreement

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement for the capacity and energy of Ironwood.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and is considered to contain a lease for accounting purposes, which was determined to be an operating lease.  The fixed payments under the tolling agreement are subject to adjustment based upon changes to the facility capacity rating, which may occur up to twice per year.  Certain costs within the tolling agreement, primarily non-lease costs, are subject to escalation.

Colstrip Generating Plant

At December 31, 2008, PPL continued to participate in a significant sale/leaseback transaction.  In July 2000, PPL Montana sold its interest in the Colstrip generating plants to owner lessors who are leasing a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3 back to PPL Montana under four 36-year non-cancelable leases.  This transaction is accounted for as an operating lease in accordance with current accounting pronouncements related to sale/leaseback arrangements.  These leases provide two renewal options based on the economic useful life of the generation assets.  PPL Montana currently amortizes material leasehold improvements over no more than the remaining life of the original leases.  PPL Montana is required to pay all expenses associated with the operations of the generation units.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth.  There are no residual value guarantees in these leases.  However, upon an event of default or an event of loss, PPL Montana could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment.  The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events.  The termination value was estimated to be $708 million at December 31, 2008.

Kerr Dam

At December 31, 2008, PPL Montana continued to participate in a lease arrangement with the Confederated Salish and Kootenai Tribes of the Flathead Reservation.  Under a joint operating license, issued by the FERC to Montana Power in 1985, and subsequently to PPL Montana as a result of the purchase of Kerr Dam from Montana Power, PPL Montana is responsible to make payments to the tribes, for the use of their property.  This agreement, subject to escalation based upon inflation, extends until the end of the license term in 2035.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project, which would result in the termination of this leasing arrangement.

(PPL, PPL Energy Supply and PPL Electric)

Other Leases

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

PPL and its subsidiaries have entered into various agreements for the lease of office space, land and other equipment.

Rent - Operating Leases

Rent expense for operating leases was as follows:

	PPL	PPL Energy Supply	PPL Electric

2008	$73	$73
2007	54	54
2006	72	53	$11

(PPL and PPL Energy Supply)

Total future minimum rental payments for all operating leases are estimated to be:

2009	$117
2010	109
2011	109
2012	106
2013	111
Thereafter	528
$1,080

Lessor Transactions (PPL and PPL Energy Supply)

Direct Financing and Sales-Type Leases

PPL EnergyPlus is the lessor, for accounting purposes, of a 79.9 MW oil-powered station in Shoreham, New York.  The Long Island Power Authority (LIPA) has contracted to purchase all of the Shoreham plant's capacity and ancillary services as part of a 15-year power purchase agreement with PPL EnergyPlus, which ends in 2017 and is considered to contain a lease for accounting purposes, which is classified as a direct-financing lease.

Additionally, a subsidiary of PPL Energy Supply is the lessor, for accounting purposes, of two sales-type leases relating to an 8 MW on-site electrical generation plant and a 1.66 MW on-site electrical generation and thermal energy plant.

At December 31, 2008 and 2007, PPL and PPL Energy Supply had lease receivable balances of $217 million and $234 million (included in "Current Assets - Other" and "Regulatory and Other Noncurrent Assets - Other" for PPL and "Current Assets - Other" and "Other Noncurrent Assets - Other" for PPL Energy Supply) and unearned revenue balances of $104 million and $120 million (included in "Current Liabilities - Other" and "Deferred Credits and Other Noncurrent Liabilities - Other").  The lease receivable balances include $66 million of an unguaranteed residual value.  Rental income received during 2008, 2007 and 2006 was $14 million, $15 million and $14 million.  Total future minimum lease payments expected to be received on these leases are estimated at $17 million for each of the years from 2009 through 2013.

Operating Lease

Also, PPL EnergyPlus is the lessor, for accounting purposes, of a 79.9 MW gas-fired station in the Edgewood section of Brentwood, New York.  LIPA has contracted to purchase all of the Edgewood plant's capacity and ancillary services as part of a 10-year power purchase agreement with PPL EnergyPlus, which ends in 2018 and is considered to contain a lease for accounting purposes, which is classified as an operating lease.  The $88 million carrying value of the facility is included in "Property, Plant and Equipment - Generation" on the Balance Sheets of PPL and PPL Energy Supply.  Under this agreement, minimum future rentals are estimated to be $28 million, including $3 million per year for 2009 through 2013.

12. Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Energy Supply, PPL Electric and other affiliated companies.  Awards under the Plans are made by the Compensation Governance and Nominating Committee (CGNC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.  The ICP limits the total number of awards that may be granted under it after April 23, 1999, to 15,769,430 awards, or 5% of the total shares of PPL common stock that were outstanding at April 23, 1999.  The ICPKE limits the total number of awards that may be granted under it after April 25, 2003, to 16,573,608 awards, or 5% of the total shares of PPL common stock that were outstanding at January 1, 2003, reduced by outstanding awards of 2,373,812, for which PPL common stock was not yet issued as of April 25, 2003, resulting in a limit of 14,199,796.  In addition, each Plan limits the number of shares available for awards in any calendar year to 2% of the outstanding common stock of PPL on the first day of such calendar year.  The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is three million shares.  Any portion of these options that has not been granted may be carried over and used in any subsequent year.  If any award lapses, is forfeited or the rights of the participant terminate, the shares of PPL common stock underlying such an award are again available for grant.  Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock and Restricted Stock Units

Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights.  Restricted stock awards are granted as a retention award for key executives and vest when the recipient reaches age 60.  The shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death of employees.  Restricted shares vest fully if control of PPL changes, as defined by the plans.

The Plans allow for the grant of restricted stock units.  Restricted stock units are awards based on the fair market value of PPL common stock.  Actual PPL common shares will be issued upon completion of a vesting period, generally three years.  Recipients of restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited.  Restricted stock units are subject to forfeiture or accelerated payout under the Plan provisions for termination, retirement, disability and death of employees.  Restricted stock units vest fully if control of PPL changes, as defined by the Plans.

Restricted stock and restricted stock unit activity for 2008 was:

	Restricted Shares/Units	Weighted-Average Grant Date Fair Value
PPL
Nonvested at January 1, 2008	1,704,635	$29.81
Granted	606,450	46.22
Vested	(558,281)	26.70
Forfeited	(95,974)	35.24
Nonvested at December 31, 2008	1,656,830	36.56

PPL Energy Supply
Nonvested at January 1, 2008	876,775	$28.75
Granted	281,650	46.03
Vested	(279,381)	26.21
Forfeited	(91,034)	34.96
Nonvested at December 31, 2008	788,010	34.90

PPL Electric
Nonvested at January 1, 2008	112,590	$33.45
Granted	46,900	45.92
Vested	(35,630)	29.59
Forfeited	(470)	42.70
Nonvested at December 31, 2008	123,390	39.09

Substantially all restricted stock and restricted stock unit awards are expected to vest.

The weighted-average grant date fair value of restricted stock and restricted stock units granted during 2007 was $37.10 for PPL, $37.88 for PPL Energy Supply and $37.95 for PPL Electric.

The weighted-average grant date fair value of restricted stock and restricted stock units granted during 2006 was $30.95 for PPL, $31.16 for PPL Energy Supply and $31.73 for PPL Electric.

At December 31, 2008, unrecognized compensation cost related to nonvested awards was:

	Restricted Stock/Units Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$13	2.3 years
PPL Energy Supply	6	2.3 years
PPL Electric	1	1.2 years

The total fair value of restricted shares/units vesting was:

	Year Ended December 31,
	2008	2007	2006

PPL	$25	$32	$13
PPL Energy Supply	13	8	5
PPL Electric	2	4	1

Performance Units

PPL began granting performance units in 2008.  Performance units are intended to encourage and award future performance.  Performance units represent a target number of shares (Target Award) of PPL's common stock that the officer would receive upon PPL's attainment of the applicable performance goal.  Performance is determined based on total shareowner return during a three-year performance period.  At the end of the period, payout is determined by comparing PPL's performance to the total shareowner return of the companies included in an Index Group, in this case the S&P Electric Utilities Index.  Awards are payable on a graduated basis within the following ranges:  if PPL's performance is at or above the 85th percentile of the Index Group, the award is paid at 200% of the Target Award; at the 50th percentile of the Index Group, the award is paid at 100% of the Target Award; at the 40th percentile of the Index Group, the award is paid at 50% of the Target Award; and below the 40th percentile, no award is payable.  Dividends payable on performance units during the performance cycle accumulate and will be distributed in cash upon completion of the performance period. Under the Plan provisions, performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee, in which case the total performance units remain outstanding and eligible for vesting through the conclusion of the performance period.  Performance units vest on a pro rata basis if control of PPL changes, as defined by the Plan.

Performance unit activity for 2008 was:

	Performance Units	Weighted-Average Grant Date Fair Value
PPL
Nonvested at January 1, 2008
Granted	67,730	$48.97
Vested
Forfeited	(2,370)	47.55
Nonvested at December 31, 2008	65,360	48.95

PPL Energy Supply
Nonvested at January 1, 2008
Granted	24,490	$48.69
Vested
Forfeited	(2,370)	47.55
Nonvested at December 31, 2008	22,120	48.59

PPL Electric
Nonvested at January 1, 2008
Granted	3,650	$48.57
Vested
Forfeited
Nonvested at December 31, 2008	3,650	48.57

Substantially all performance unit awards are expected to vest.

At December 31, 2008, unrecognized compensation cost related to nonvested awards was:

	Performance Units Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$2	2.1 years
PPL Energy Supply	1	2.2 years

At December 31, 2008, PPL Electric's unrecognized compensation cost was insignificant and the weighted-average period for recognition was 2.1 years.

The estimated fair value of each performance unit granted was calculated using a Monte Carlo pricing model that considers historic volatility over three years using daily stock price observations for PPL and all companies in the Index Group.  Volatility over the expected term of the performance units is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL and companies in the Index Group.

The weighted-average assumptions used in the model were:

2008

Risk-free interest rate	2.30%
Expected stock volatility	20.70%
Expected life	3 years

Stock Options

Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant.  The options are exercisable in installments beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary.  Options outstanding at December 31, 2008, become exercisable in equal installments over a three-year period from the date of grant.  The CGNC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant.  All options expire no later than ten years from the grant date.  The options become exercisable immediately if control of PPL changes, as defined by the Plans.

Stock option activity under the Plans for 2008 was:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Total Intrinsic Value
PPL
Outstanding at January 1, 2008	4,198,307	$28.55
Granted	734,510	47.57
Exercised	(774,419)	24.57
Forfeited	(131,027)	35.38
Outstanding at December 31, 2008	4,027,371	32.55	7.1 years	$9
Options exercisable at December 31, 2008	2,477,201	28.18	6.4 years	9
Weighted-average fair value of options granted	$7.61

PPL Energy Supply
Outstanding at January 1, 2008	1,589,628	$28.85
Granted	254,730	47.58
Exercised	(278,975)	26.44
Forfeited	(131,027)	35.38
Outstanding at December 31, 2008	1,434,356	32.04	7.0 years	$3
Options exercisable at December 31, 2008	962,128	28.42	6.4 years	3
Weighted-average fair value of options granted	$7.62

PPL Electric
Outstanding at January 1, 2008	183,030	$28.52
Granted	40,390	47.55
Exercised	(77,300)	24.17
Forfeited
Outstanding at December 31, 2008	146,120	36.09	8.3 years
Options exercisable at December 31, 2008	60,025	29.78	8.1 years
Weighted-average fair value of options granted	$7.60

Substantially all stock option awards are expected to vest.

The total intrinsic value of stock options exercised was:

	Year Ended December 31,
	2008	2007	2006

PPL	$20	$54	$15
PPL Energy Supply	7	13	3
PPL Electric	2	3

At December 31, 2008, unrecognized compensation cost related to stock options for PPL and PPL Energy Supply was:

	Unrecognized Compensation Cost	Weighted-Average Period for Recognition

PPL	$2	1.7 years
PPL Energy Supply	1	1.7 years

At December 31, 2008, PPL Electric's unrecognized compensation cost was insignificant and the weighted-average period for recognition was 1.7 years.

PPL received cash from stock option exercises during 2008 of $19 million.

The estimated fair value of each option granted was calculated using a Black-Scholes option-pricing model.  PPL uses historical volatility and exercise behavior to value its stock options.  Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods.  Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.  The weighted-average assumptions used in the model were:

	2008	2007	2006

Risk-free interest rate	2.95%	4.85%	4.06%
Expected option life	5.41 years	6.00 years	6.25 years
Expected stock volatility	20.85%	21.61%	19.86%
Dividend yield	3.10%	3.31%	3.76%

Based on the above assumptions, the weighted-average grant date fair values of options granted during 2007 and 2006 were $7.08 and $4.86.

Compensation Costs

Compensation costs for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards were as follows:

	2008	2007	2006

PPL (a)	$28	$26	$22
PPL Energy Supply (b)	22	21	17
PPL Electric (c)	6	5	4

(a)	Net of an income tax benefit of $11 million, $10 million and $9 million.
(b)	Net of an income tax benefit of $9 million, $9 million and $7 million.
(c)	Net of an income tax benefit of $2 million for each year.

The income tax benefit PPL realized from stock-based arrangements for 2008 was $9 million, with $5 million attributed to stock option exercises.

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, a mandatory amount of the cash retainers of the members of the Board of Directors who are not employees of PPL is deferred into stock units.  Such deferred stock units represent the number of shares of PPL's common stock to which the board members are entitled after they cease serving as a member of the Board of Directors.  Board members are entitled to defer any or all of their fees and cash retainers that are not part of the mandatory deferral into stock units.  The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock.  There were 359,864 such stock units outstanding at December 31, 2008, which were accounted for as liabilities with changes in fair value recognized currently in earnings based on PPL's common stock price at the end of each reporting period.

	Compensation (Credits) Costs
	2008	2007	2006

PPL (a)	$(4)	$5	$2

(a)	Net of income tax (expense) benefit of $(2) million, $2 million and $1 million.

Awards paid during 2008, 2007 and 2006 were insignificant.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees.  Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant.  These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date fair value.  At December 31, 2008, there were 322,950 stock appreciation rights outstanding, which are accounted for as liabilities with changes in fair value recognized currently in earnings based on updated Black-Scholes calculations.

Compensation credits related to stock appreciation rights in 2008 were $2 million, with related income tax expense of $1 million.  Compensation costs related to stock appreciation rights in 2007 were $5 million, with related income tax benefits of $2 million.  Compensation costs and related income tax benefits for 2006 were insignificant.

Awards paid in 2008 and 2007 were each $2 million, and were insignificant for 2006.

13. Retirement and Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Defined Benefits

PPL and certain of its subsidiaries sponsor various defined benefit plans.

The majority of PPL's domestic employees are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans.  Certain employees may also be eligible for pension enhancements in the form of special termination benefits under PPL's separation plan.  See "Separation Benefits" below for additional information regarding PPL's separation plan.

Employees of PPL Montana are eligible for pension benefits under a cash balance pension plan and employees of certain of PPL's mechanical contracting companies are eligible for benefits under multi-employer plans sponsored by various unions.  The employees of WPD are eligible for pension benefits under a defined benefit pension plan with benefits based on length of service and final average pay.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to directors, executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans.  Postretirement benefits under the PPL Retiree Health Plan are paid from funded VEBA trusts sponsored by PPL Services and a 401(h) account established within the PPL Services pension master trust by the respective companies.  Postretirement benefits under the PPL Montana Retiree Health Plan are paid from company assets.  WPD does not sponsor any postretirement benefit plans other than pensions.

The following disclosures distinguish between domestic and WPD's pension plans.

	Pension Benefits						Other Postretirement
	Domestic			WPD			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
PPL
Net periodic defined benefit costs:
Service cost	$62	$63	$62	$16	$24	$22	$8	$8	$7
Interest cost	140	132	124	188	170	140	33	31	28
Expected return on plan assets	(180)	(175)	(164)	(231)	(227)	(197)	(21)	(21)	(20)
Amortization of:
Transition (asset) obligation	(4)	(4)	(4)				9	9	9
Prior service cost	20	19	15	5	5	5	9	9	5
Actuarial (gain) loss	(9)	2	3	18	55	49	5	6	8
Net periodic defined benefit costs (credits) prior to settlement charges and termination benefits	29	37	36	(4)	27	19	43	42	37
Settlement charges		3	4
Termination benefits (a) (b)		6	3		3
Net periodic defined benefit costs (credits)	$29	$46	$43	$(4)	$30	$19	$43	$42	$37

PPL
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI - Gross
Settlements		$(3)
Current year net loss (gain)	$413	(85)		$476	$(254)		$(19)	$(3)
Current year prior service cost (credit)		5					(1)	3
Amortization of:
Transition asset (obligation)	3	3					(5)	(5)
Prior service cost	(16)	(12)		(5)	(5)		(6)	(4)
Actuarial loss	(5)	(2)		(18)	(55)		(7)	(3)
Amounts reclassified from regulatory assets:
Prior service cost		2						1
Actuarial loss		5						4
Total recognized in OCI	395	(87)		453	(314)		(38)	(7)

Total recognized in net periodic benefit cost and OCI	$424	$(41)	$43	$449	$(284)	$19	$5	$35	$37
(a)	The $3 million cost of termination benefits for 2006 was related to the PPL Susquehanna approved staff reduction plan.
(b)
The $6 million domestic and $3 million WPD costs of termination benefits for 2007 were related primarily to the elimination of positions at PPL's Martins Creek plant due to the shutdown of two coal-fired units in September 2007, and the closing of WPD's meter test station.

The estimated amounts to be amortized from AOCI into net periodic benefit costs over the next fiscal period are as follows:

	Pension Benefits		Other Postretirement
	Domestic	WPD	Benefits

Transition (asset) obligation	$(3)		$5
Prior service cost	12	$4	5
Actuarial loss	3	2	1

	Pension Benefits						Other Postretirement
	Domestic			WPD			Benefits
	2008	2007	2006	2008	2007	2006	2008		2007	2006
PPL Energy Supply
Net periodic defined benefit costs:
Service cost	$4	$4	$4	$16	$24	$22		$1	$1	$1
Interest cost	6	6	5	188	170	140		1	1	1
Expected return on plan assets	(8)	(8)	(7)	(231)	(227)	(197)
Amortization of:
Prior service cost				5	5	5
Actuarial loss			1	18	55	49
Net periodic pension and postretirement costs (credits) prior to termination benefits	2	2	3	(4)	27	19		2	2	2
Termination benefits (a)					3
Net periodic defined benefit costs (credits)	$2	$2	$3	$(4)	$30	$19		$2	$2	$2

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI
Current year net loss (gain)	$27	$(7)		$476	$(254)			$(1)
Current year prior service credit								(1)
Amortization of:
Prior service cost				(5)	(5)
Actuarial loss				(18)	(55)
Total recognized in OCI	27	(7)		453	(314)			(2)

Total recognized in net periodic benefit cost and OCI	$29	$(5)	3	$449	$(284)	$19	$		$2	$2

(a)
The $3 million WPD cost of termination benefits for 2007 was related to the closing of its meter test station.  In addition, severance of $2 million was also recorded for a total charge of $5 million ($4 million after tax).

Prior service costs for PPL Energy Supply of $4 million and actuarial loss of $2 million related to the WPD pension plans are expected to be amortized from AOCI into net periodic benefit costs over the next fiscal period.

Net periodic defined benefit costs (credits) charged to operating expense, excluding amounts charged to construction and other non-expense accounts, were:

	Pension Benefits						Other Postretirement
	Domestic			WPD			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

PPL	$24	$40	$37	$(4)	$27	$17	$36	$35	$31
PPL Energy Supply (a)	10	19	16	(4)	27	17	16	16	14
PPL Electric (b)	5	7	6				13	10	9

(a)
In addition to the specific plans sponsored by PPL Energy Supply, PPL Supply and its subsidiaries were also allocated $32 million of the costs of defined benefit plans sponsored by PPL Services, included in the total cost above, based on their participation in those plans.

(b)	PPL Electric does not directly sponsor any defined benefit plans. PPL Electric was allocated these costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans.

The following assumptions were used in the valuation of the benefit obligations at December 31 and determination of net periodic benefit costs for the years ended December 31.

	Pension Benefits						Other Postretirement
	Domestic			WPD			Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
PPL and PPL Energy Supply
Discount rate
- obligations
PPL	6.50%	6.39%	5.94%	7.47%	6.37%	5.17%	6.45%	6.26%	5.88%
PPL Energy Supply	6.50%	6.39%	5.94%	7.47%	6.37%	5.17%	6.37%	6.13%	5.79%
- cost
PPL	6.39%	5.94%	5.70%	6.37%	5.17%	4.75%	6.26%	5.88%	5.70%
PPL Energy Supply	6.39%	5.94%	5.70%	6.37%	5.17%	4.75%	6.13%	5.79%	5.55%
Rate of compensation increase
- obligations	4.75%	4.75%	4.75%	4.00%	4.25%	4.00%	4.75%	4.75%	4.75%
- cost	4.75%	4.75%	4.75%	4.25%	4.00%	3.75%	4.75%	4.75%	4.75%
Expected return on plan assets
- obligations
PPL (a)	8.00%	8.25%	8.50%	7.90%	7.90%	8.09%	7.00%	7.80%	7.75%
PPL Energy Supply (a)	7.78%	8.04%	8.27%	7.90%	7.90%	8.09%	N/A	N/A	N/A
- cost
PPL (a)	8.25%	8.50%	8.50%	7.90%	8.09%	8.09%	7.80%	7.75%	8.00%
PPL Energy Supply (a)	8.04%	8.27%	8.22%	7.90%	8.09%	8.09%	N/A	N/A	N/A

(a)	The expected return on plan assets for PPL's and PPL Energy Supply's Domestic Pension Plans includes a 25 basis point reduction for management fees.

	Assumed Health Care Cost Trend Rates at December 31,
	2008	2007	2006
PPL and PPL Energy Supply
Health care cost trend rate assumed for next year
- obligations	8.4%	9.0%	9.0%
- cost	9.0%	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.5%	5.5%	5.5%
- cost	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
- obligations	2014	2014	2012
- cost	2014	2012	2011

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects in 2008.

	One Percentage Point
	Increase	Decrease
PPL
Effect on service cost and interest cost components	$2	$(2)
Effect on accumulated postretirement benefit obligation	9	(8)

(PPL)

The funded status of the PPL plans was as follows.

	Pension Benefits				Other Postretirement
	Domestic		WPD		Benefits
	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation
Benefit Obligation, January 1	$2,189	$2,199	$3,295	$3,339	$541	$530
Service cost	62	63	15	24	8	8
Interest cost	140	132	188	170	33	31
Participant contributions			7	7	8	7
Plan amendments		9			(2)	5
Actuarial gain	(13)	(122)	(411)	(203)	(94)	(8)
Termination benefits		6		3
Actual expenses paid	(1)	(1)
Net benefits paid	(95)	(88)	(180)	(191)	(36)	(34)
Settlements		(9)
Federal subsidy					2	2
Currency conversion			(762)	146
Divestiture (a)	(51)				(9)
Benefit Obligation, December 31	2,231	2,189	2,152	3,295	451	541

Change in Plan Assets
Plan assets at fair value, January 1	2,212	2,081	3,388	3,094	291	289
Actual return on plan assets	(469)	190	(770)	268	(42)	17
Employer contributions	29	39	92	65	38	12
Participant contributions			7	7	12	2
Actual expenses paid	(1)	(1)
Gross benefits paid	(95)	(88)	(179)	(191)	(32)	(29)
Settlements		(9)
Currency conversion			(696)	145
Divestiture (a)	(39)
Plan assets at fair value, December 31	1,637	2,212	1,842	3,388	267	291

Funded Status at end of year	$(594)	$23	$(310)	$93	$(184)	$(250)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset		$88		$97
Current liability (b)	$(5)	(10)			$(1)	$(9)
Noncurrent liability	(589)	(55)	$(310)	(4)	(183)	(241)
Net amount recognized at end of year	$(594)	$23	$(310)	$93	$(184)	$(250)

Amounts recognized in AOCI (pre-tax) consist of:
Transition (asset) obligation	$(3)	$(6)			$21	$26
Prior service cost	86	101	$16	$22	26	33
Net actuarial loss (gain)	212	(196)	726	267	42	69
Total	$295	$(101)	$742	$289	$89	$128

Total accumulated benefit obligation for defined benefit pension plans	$1,999	$1,951	$2,058	$3,129

(a)	Includes the pension and postretirement medical plans related to the gas and propane businesses that were sold in October 2008. See Note 10 for additional information.
(b)
2007 includes $6 million of pension and $8 million of other postretirement benefit liabilities that were classified in "Liabilities held for sale" on the Balance Sheet related to PPL Gas Utilities' plans.

Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	Plans With Projected Benefit Obligations in Excess of Plan Assets				Plans With Accumulated Benefit Obligations in Excess of Plan Assets
	Domestic		WPD		Domestic		WPD
	2008	2007	2008	2007	2008	2007	2008	2007

Projected benefit obligation	$2,231	$107	$2,152		$2,231	$60	$2,152
Accumulated benefit obligation	1,999	87	2,058		1,999	46	2,058
Fair value of assets	1,637	42	1,842		1,637		1,842

Other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations and fair value of assets of $451 million and $267 million at December 31, 2008, and $541 million and $291 million at December 31, 2007.

(PPL Energy Supply)

The funded status of the PPL Energy Supply plans was as follows.
	Pension Benefits				Other Postretirement
	Domestic		WPD		Benefits
	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation
Benefit Obligation, January 1	$89	$87	$3,295	$3,339	$16	$16
Service cost	4	4	15	24	1	1
Interest cost	6	5	188	170	1
Participant contributions			7	7
Plan amendments					(1)
Actuarial gain	(2)	(6)	(411)	(203)	(1)
Termination benefits				3
Gross benefits paid	(2)	(1)	(180)	(191)	(1)	(1)
Currency conversion			(762)	146
Benefit Obligation, December 31	95	89	2,152	3,295	15	16

Change in Plan Assets
Plan assets at fair value, January 1	100	93	3,388	3,094
Actual return on plan assets	(20)	8	(770)	268
Employer contributions		1	92	65	1
Participant contributions			7	7
Gross benefits paid	(2)	(2)	(179)	(191)	(1)
Currency conversion			(696)	145
Plan assets at fair value, December 31	78	100	1,842	3,388

Funded Status at end of year	$(17)	$11	$(310)	$93	$(15)	$(16)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset		$11		$97
Current liability					$(1)	$(1)
Noncurrent liability	$(17)		$(310)	(4)	(14)	(15)
Net amount recognized at end of year	$(17)	$11	$(310)	$93	$(15)	$(16)

Amounts recognized in AOCI (pre-tax) consist of:
Prior service cost	$2	$2	$16	$22	$(1)
Net actuarial loss	30	3	726	267	4	$5
Total	$32	$5	$742	$289	$3	$5

Total accumulated benefit obligation for defined benefit pension plans	$95	$89	$2,058	$3,129

Information for pension plans with projected and accumulated benefit obligations in excess of plan assets follows.

	Domestic	WPD
	2008	2008	2007

Projected benefit obligation	$95	$2,152
Accumulated benefit obligation	95	2,058
Fair value of assets	78	1,842

At both December 31, 2008 and 2007, other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets had accumulated postretirement benefit obligations of $15 million and $16 million and no fair value of assets.

In addition to the plans sponsored by PPL Energy Supply, PPL Energy Supply and its subsidiaries are allocated a portion of the funded status and costs of the defined benefit plans sponsored by PPL Services based on their participation in those plans.  PPL Energy Supply's allocated share of the funded status of the pension plans resulted in a liability of $229 million and $20 million at December 31, 2008 and 2007.  PPL Energy Supply's allocated share of other postretirement benefits was a liability of $69 million and $93 million at December 31, 2008 and 2007.

PPL Energy Supply's subsidiaries engaged in the mechanical contracting business make contributions to various multi-employer pension and health and welfare plans, depending on an employee's status.  Contributions in both 2008 and 2007 were $61 million and in 2006 were $48 million.  The change in contributions in 2007 compared with 2006 was primarily the result of the changes in the workforce at the mechanical contracting companies.  The contribution rates have also increased from year to year.

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans.  PPL Electric's allocated share of the funded status of the pension plans resulted in a liability of $209 million at December 31, 2008.  PPL Electric's allocated share of the funded status of the pension plans resulted in a deferred asset of $12 million and a liability of $4 million at December 31, 2007.  The balance for PPL Electric's allocated share of other postretirement benefits was a liability of $69 million at December 31, 2008 and a liability of $91 million at December 31, 2007.

(PPL and PPL Electric)

PPL Electric maintains a liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining, as required by the Coal Industry Retiree Health Benefit Act of 1992.  PPL Electric accounts for this liability under EITF 92-13.  In 2006, PPL Electric was able to fully offset the net liability, calculated at that time, of $36 million, with excess Black Lung Trust assets as a result of the passage of the Pension Protection Act of 2006.  At December 31, 2008, the net liability continues to be fully offset with excess Black Lung Trust assets.  See "Pension Protection Act of 2006" within this note for further discussion.

Plan Assets - Domestic Pension Plans (PPL and PPL Energy Supply)

The asset allocation for the PPL Retirement Plan Master Trust and the target allocation, by asset category, at December 31, are detailed below.

Asset Category	Percentage of plan assets		Target asset allocation
	2008	2007	2008

Equity securities	52%	68%	42%
Debt securities	41%	26%	38%
Real estate and other alternative investments and cash	7%	6%	20%
Total	100%	100%	100%

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

The target asset allocation was revised based on a risk-reduction strategy that was approved by PPL's Employee Benefit Plan Board in March 2008.  The strategy is not expected to be fully implemented until the end of 2009.

The expected long-term rate of return for PPL's domestic pension plans considers the plans' historical experience, but is primarily based on the plans' mix of assets and expectations for long-term returns of those asset classes.

Plan Assets - Domestic Other Postretirement Benefit Plans (PPL)

The asset allocation for the PPL other postretirement benefit plans by asset category is detailed below.

Asset Category	Percentage of plan assets at December 31,
	2008	2007

Equity securities	43%	52%
Debt securities	45%	36%
Other	12%	12%
Total	100%	100%

PPL's investment strategy with respect to its other postretirement benefit obligations is to fund the VEBA trusts and a 401(h) account with voluntary contributions and to invest in a tax efficient manner utilizing a prudent mix of assets.  Based on the current VEBA and postretirement plan structure, PPL targets an asset allocation range of 40% to 50% equity and 30% to 40% debt, with any difference held in cash as a result of contribution/investment timing and payment of postretirement benefits.

The expected long-term rate of return for PPL's other postretirement benefit plans is based on the VEBA trusts' and a 401(h) account mix of assets and expectations for long-term returns of those asset classes considering that a portion of those assets are taxable.

Plan Assets - WPD Pension Plans (PPL and PPL Energy Supply)

WPD operates three defined benefit plans: the WPD Group segment of the Electricity Supply Pension Scheme (ESPS); the Western Power Utilities Pension Scheme; and the Infralec 1992 Scheme.  The assets of all three plans are held separately from those of WPD in trustee-administered funds.

WPD's pension plans asset allocation and target allocation at December 31, are detailed below.

Asset Category	Percentage of plan assets		Target asset allocation
	2008	2007	2007

Equity securities	54%	68%	61%
Debt securities	37%	28%	30%
Real estate and other	9%	4%	9%
Total	100%	100%	100%

In consultation with its investment advisor and with WPD, the group trustees of the WPD Group of the ESPS have drawn up a Statement of Investment Principles to comply with the requirements of U.K. legislation.

The group trustees' primary investment objective is to maximize investment returns within the constraint of avoiding excessive volatility in the funding position.

The expected rate of return for WPD's pension plans considers that a portfolio largely invested in equities would be expected to achieve an average rate of return in excess of a portfolio largely invested in long-term bonds.  The historical experience has been an excess return of 2% to 4% per annum on average over the return on long-term bonds.

Expected Cash Flows - Domestic Defined Benefit Plans

(PPL)

There are no contributions required for PPL's primary domestic pension plan or any of PPL's other domestic subsidiary pension plans.  However, PPL's domestic subsidiaries expect to contribute approximately $41 million to their pension plans in 2009 to ensure future compliance with minimum funding requirements.

PPL does not expect significant changes to its funding requirements in the near term as a result of the economic downturn.  The funding valuation date for PPL's primary domestic pension plan is based on a fiscal year beginning July 1.  As of July 1, 2008, this plan was overfunded and PPL was not required to make contributions.  The next funding measurement date to determine contributions that would be required in 2010 will be July 1, 2009.  PPL has accumulated significant credit balances by contributing more than its required minimum contributions in prior years, which are expected to offset any increased funding requirements until 2011 or later.  In addition, approximately 40% of PPL's primary domestic pension plan expense is allocated to PPL Electric and has been recoverable in rates.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  PPL expects to make approximately $4 million of benefit payments under these plans in 2009.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause PPL to contribute $35 million to its other postretirement benefit plans in 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received by the separate plan trusts.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy

2009	$103	$37	$3
2010	113	41	3
2011	121	46	3
2012	131	49	4
2013	143	54	4
2014 - 2018	848	333	28

(PPL Energy Supply)

There are no contributions expected or required for the PPL Montana pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

	Pension	Other Postretirement

2009	$2	$1
2010	3	1
2011	4	2
2012	4	2
2013	5	2
2014 - 2018	35	13

Expected Cash Flows - WPD Pension Plans (PPL and PPL Energy Supply)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements.  Future contributions were evaluated in accordance with the latest valuation performed as of March 31, 2007, in respect of WPD's principal pension scheme, the ESPS, to determine contribution requirements for 2009 and forward.  WPD expects to make contributions of approximately $92 million in 2009.

PPL does not expect significant changes to its funding requirements in the near term as a result of the economic downturn.  The next funding valuation will occur in 2010 to determine funding requirements for 2011 and forward.  The funding requirements will be evaluated based on the funded status of the plan at that time.  In addition, WPD is currently permitted to recover approximately 65% of its deficit funding requirements in rates for its main pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

Pension

2009	$145
2010	149
2011	154
2012	158
2013	163
2014 - 2018	892

Savings Plans (PPL, PPL Energy Supply and PPL Electric)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s).  Employer contributions to the plans approximated the following.

	2008	2007	2006

PPL	$17	$16	$14
PPL Energy Supply	9	9	8
PPL Electric	4	4	3

Employee Stock Ownership Plan (PPL, PPL Energy Supply and PPL Electric)

PPL sponsors a non-leveraged ESOP in which substantially all domestic employees, excluding those of PPL Montana and the mechanical contractors, are enrolled on the first day of the month following eligible employee status.  Dividends paid on ESOP shares are treated as ordinary dividends by PPL.  Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes.  Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

Compensation expense for ESOP contributions was $7 million in 2008, 2007 and 2006.  These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

ESOP shares outstanding at December 31, 2008, were 7,689,593 or 2% of total common shares outstanding, and are included in all EPS calculations.

Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Certain PPL subsidiaries provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees.  PPL follows the guidance of SFAS 112 when accounting for these benefits.  Postemployment benefits charged to operating expenses were not significant for 2008, 2007 and 2006.

Separation Benefits

(PPL, PPL Energy Supply and PPL Electric)

Certain PPL subsidiaries also provide separation benefits to eligible employees.  These benefits may be provided in the case of separations due to performance issues, loss of job related qualifications or organizational changes.  Certain employees separated are eligible for cash severance payments, outplacement services, accelerated stock award vesting, continuation of group health and welfare coverage, and enhanced pension and postretirement medical benefits.  The type and amount of benefits provided is based upon age, years of service and the nature of the separation.  Separation benefits are recorded when such amounts are probable and estimable.

Separation benefits were not significant in 2008.

Separation benefits recorded in 2007 were related to the elimination of positions at PPL's Martins Creek plant due to the shutdown of two coal-fired units and the closing of WPD's meter test station.  Total costs recorded were $13 million ($9 million after tax).  These costs included $4 million of cash severance payments and enhanced pension benefits of $6 million under the PPL domestic pension plan and $3 million under the WPD pension plan.  See "Defined Benefits" above.

Separation benefits recorded in 2006 were related to a staff reduction plan at PPL Susquehanna and totaled $5 million ($3 million after tax).  These costs included $2 million of cash severance payments and $3 million of enhanced pension benefits under the PPL domestic pension plan.  See "Defined Benefits" above.

Pension Protection Act of 2006

(PPL, PPL Energy Supply and PPL Electric)

On August 17, 2006, the Pension Protection Act of 2006 (the Act) was signed by the President.  The Act's changes, which became effective in 2008, cover current pension plan legislation and funding rules for defined benefit pension plans.  Based on the current funded status of PPL's defined benefit pension plans, the Act is not expected to have a significant impact on the future funding of these plans or have a significant financial impact on PPL, PPL Energy Supply or PPL Electric in regard to these plans.

(PPL and PPL Electric)

The Act does contain a provision that provides for excess assets held exclusively in Black Lung Trust funds to be used to pay for health benefits other than black lung disease for retired coal miners.  Prior to recognition of this provision of the Act, PPL Electric had a net liability of $36 million for the medical costs of retirees of a PPL subsidiary represented by the United Mine Workers of America (UMWA).  This subsidiary had a Black Lung Trust that was significantly overfunded.  As a result of the Act and the ability to use the excess Black Lung Trust assets to make future benefit payments for the UMWA retiree medical costs, PPL Electric was able to fully offset the UMWA retiree medical liability on its Balance Sheet and record a one-time credit to PPL's and PPL Electric's "Other operation and maintenance" expense of $21 million (net of tax expense of $15 million) in 2006.

14. Jointly-Owned Facilities

(PPL and PPL Energy Supply)

At December 31, 2008 and 2007, subsidiaries of PPL and PPL Energy Supply owned interests in the facilities listed below.  The Balance Sheets of PPL and PPL Energy Supply include the amounts noted in the following table.

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
December 31, 2008
PPL Generation
Generating Stations
Susquehanna	90.00%	$4,513		$3,472	$111
Conemaugh	16.25%	206		93	1
Keystone	12.34%	105		58	64
Wyman Unit 4	8.33%	15		7
Merrill Creek Reservoir	8.37%		$22	14

	Ownership Interest	Electric Plant in Service	Other Property	Accumulated Depreciation	Construction Work in Progress
December 31, 2007
PPL Generation
Generating Stations
Susquehanna	90.00%	$4,394		$3,449	$146
Conemaugh	16.25%	201		86	2
Keystone	12.34%	108		55	19
Wyman Unit 4	8.33%	15		6
Merrill Creek Reservoir	8.37%		$22	14

Each PPL Generation subsidiary provided its own funding for its share of the facility.  Each receives a portion of the total output of the generating stations equal to its percentage ownership.  The share of fuel and other operating costs associated with the stations is included in the corresponding operating expenses on the Statements of Income.

In addition to the interests mentioned above, PPL Montana is the operator of the jointly-owned, coal-fired generating units comprising the Colstrip steam generation facility.  At December 31, 2008 and 2007, PPL Montana had a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases.  See Note 11 for additional information.

PPL Montana's share of direct expenses associated with the operation and maintenance of these facilities is included in the corresponding operating expenses on the Statements of Income.  Each joint-owner in these facilities provides its own financing.  As operator of all Colstrip Units, PPL Montana invoices each joint-owner for its respective portion of the direct expenses.  The amount due from joint-owners was $15 million and $10 million at December 31, 2008 and 2007.

At December 31, 2008 and 2007, NorthWestern owned a 30% leasehold interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4.  However, each party is responsible for its own fuel-related costs.

15. Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, limestone, natural gas, oil and nuclear fuel and extend for terms through 2019.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas.  The long-term natural gas storage contracts extend for terms through 2011 and the long-term natural gas transportation contracts extend for terms through 2032.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend for terms through 2017, excluding long-term power purchase agreements for the full output of two wind farms.  These wind farm contracts extend for terms through 2027.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase agreement, which was still in effect at December 31, 2008.  In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the estimated fair value of the agreement at the acquisition date.  The liability is being reduced over the term of the agreement, through 2010, as an adjustment to "Energy purchases" on the Statements of Income.  The unamortized balance of the liability related to the agreement at December 31, 2008 and 2007, was $24 million and $34 million, of which $11 million and $24 million is included in "Deferred Credits and Other Noncurrent Liabilities - Other" and $13 million and $10 million is included in "Current Liabilities - Other" on the Balance Sheets.

In 1998, PPL Electric recorded a loss accrual for above-market contracts with NUGs of $879 million, due to the deregulation of its generation business.  Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy purchases" on the Statements of Income.  This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation.  The final NUG contract expires in 2014.  In connection with PPL's corporate realignment in 2000, the remaining balance of this liability was transferred to PPL EnergyPlus.  At December 31, 2008 and 2007, the remaining liability associated with the above-market NUG contracts was $29 million and $71 million.

In June 2008, PPL EnergyPlus executed an agreement to acquire the rights to an existing long-term tolling agreement associated with the capacity and energy of Ironwood.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and supplies the natural gas necessary to operate the plant.  The tolling agreement extends through 2021.  See Notes 11 and 21 for additional information.

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

In August 2008, PPL Electric filed a request with the PUC to approve its plan to purchase the PLR electricity supply that PPL Electric will need for 2011 through mid-2014.  Under the plan, PPL Electric proposed to buy this electricity for January 2011 through May 2014 four times a year, beginning in the third quarter of 2009, for 12- and 24- month periods.  PPL Electric also would seek bids from other companies to manage its hourly purchases in the competitive electricity market.  For residential and small-business customers, 90% of the supply would be acquired through fixed-price contracts of 12 or 24 months, and 10% through hourly purchases in the open market.  All of the power for large commercial and industrial customers would be purchased on an hourly basis in the open market.  An independent third party would administer the process of securing power supply contracts and, with PUC oversight, select the suppliers that would provide generation supply at the lowest cost to PPL Electric's customers.
In November 2008, PPL Electric proposed several amendments to its plan to reflect passage of Pennsylvania Act 129 (Act 129).  Act 129, among other things, creates an energy efficiency and conservation program.  PPL Electric added provisions to purchase 5% of its default service supply through five-year contracts and an additional 5% through ten-year contracts.  It reduced the term of its plan by one year, proposing that the plan end in May 2013, rather than in May 2014.  Finally, PPL Electric provided support for several findings that the PUC was required to make under Act 129.  PPL Electric cannot predict the outcome of this matter.

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

PPL Energy Supply has entered into full-requirement and retail contracts with various counterparties.  These contracts extend through 2014.  Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, the counterparty has the right to request collateral from PPL Energy Supply.

(PPL Energy Supply)

See Note 16 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana has 11 hydroelectric facilities and one storage reservoir licensed by the FERC under long-term licenses pursuant to the Federal Power Act.  Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana Asset Purchase Agreement.

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years.  The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and the habitat.  Under this arrangement, PPL Montana has a remaining commitment to spend $14 million between 2009 and 2015, in addition to the annual rental it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and the habitat, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under this arrangement, PPL Montana has a remaining commitment to spend $38 million between 2009 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

(PPL and PPL Energy Supply)

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of shareholders of Montana Power against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power failed to obtain shareholder approval for the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale "was null and void ab initio."  Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division, and the judge placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding.  The judge in this case has not established a schedule to resume the proceeding.  In September 2007, certain plaintiffs proposed a settlement of certain claims not involving PPL and proposed a status conference to discuss their proposal.  The judge held a status conference in January 2008 and rejected the proposed settlement.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydroelectric facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana.  This request was brought following the dismissal of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division, on jurisdictional grounds.  The State's federal lawsuit was founded on allegations that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under a 1931 regulatory scheme enacted after all but one of the dams in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking lease payments or other compensation from PPL Montana for the period prior to PPL Montana's acquisition of the hydroelectric facilities in December 1999.

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

PPL Montana believes that the District Court's decision and a number of its pretrial rulings are erroneous.  In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's authority to assess compensation against PPL Montana for 2008 and future periods.  PPL Montana timely filed its opening appellate brief in February 2009.

PPL Montana believes it is reasonably possible that a liability for prior use and occupancy of certain Montana streambeds may ultimately be incurred for the periods 2000 through 2006, and the amount awarded by the District Court represents the maximum exposure.  PPL Montana has not recorded a loss accrual for this portion of the State's claim.

For 2007 and subsequent years, PPL Montana believes it is probable that its hydroelectric projects will be subject to annual estimated compensation ranging from $300,000 to $6 million.  Given that there was no single amount within that range more likely than any other, PPL Montana is annually accruing $300,000.

PPL Montana will continue to assess the loss exposure for the Montana hydroelectric litigation in future periods.

Regulatory Issues

Pennsylvania Activities (PPL and PPL Electric)

In May 2007, the PUC approved final regulations regarding the obligation of Pennsylvania electric utilities to provide default electricity supply in 2011 and beyond.  The regulations provide that default service providers will acquire electricity supply at prevailing market prices pursuant to procurement and implementation plans approved by the PUC.  The regulations also address the utilities' recovery of electricity supply costs.  The final regulations became effective in September 2007.  See "Energy Purchase Commitments" for details of PPL Electric's competitive solicitations under the PUC regulations.

In June 2008, the Pennsylvania General Assembly (General Assembly) passed, and the Governor signed, a bill that would create a $650 million fund for clean energy projects, conservation and energy efficiency initiatives and pollution control projects to be funded through revenue bonds and gross receipts tax revenue, which will increase as rate caps expire.

For the past few years, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the state administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could phase-in the impact of price increases when generation rate caps expire in 2010.  The proposed phase-in plan provided that customers could pay additional amounts on their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest, would be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  The phase-in plan is available on an "opt-in" basis (i.e., customers would have to affirmatively enroll) and is available to customers enrolled in budget billing.  After approval by the PUC, the program was implemented in October 2008.  In February 2009, PPL Electric asked the PUC for permission to offer customers a second option for reducing the potential initial impact of higher electricity prices resulting from expiration of the generation rate caps.  If approved by the PUC, this option would enable eligible residential and eligible small-business customers to defer payment of any increase greater than 25% in their 2010 electric bills.  The 25% will be calculated on an average rate schedule usage basis, and will be based on a comparison of currently estimated 2009 bills to currently estimated 2010 bills.  Deferred amounts, plus interest of 6%, would be repaid by customers over a one- or two-year period, depending on their level of electricity use.  All deferrals would be repaid by the end of 2012.  Like the phase-in plan, the deferral option would be available on an "opt-in" basis.  Pending PUC approval of this option, customers will be invited to enroll by December 15, 2009.

Also, the General Assembly passed and the Governor signed into law Act 129 in October 2008.  The law creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.

Under Act 129, Electric Delivery Companies (EDCs) must develop and file an energy efficiency and conservation plan with the PUC.  EDCs must contract with a conservation service provider to implement all or a portion of the plan.  Act 129 requires reduction in consumption of 1% by 2011 and 3% by 2013, and a reduction in peak demand of 4.5% by 2013.  EDCs will be able to recover the costs of implementing an energy efficiency conservation plan.  These costs are capped at 2% of the EDC's annual revenue at December 31, 2006.

Act 129 also requires installation of smart meters under the following conditions:  for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  PPL Electric's current advanced metering technology generally meets the definition of smart metering technology in Act 129 and does not need to be replaced.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.

Act 129 also requires the default service provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years, with long-term contracts limited to up to 25% of the load unless otherwise approved by the PUC).  The DSP will be able to recover the costs associated with a competitive procurement plan.

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

Act 129 also makes changes to the Alternative Energy Portfolio Standards by adding Pennsylvania biomass energy and small hydroelectric plants as Tier 1 alternative energy sources and requiring the PUC automatically to increase the Tier 1 requirements to account for increases in the additional resources.

Act 129 also requires the Pennsylvania Department of Conservation and Natural Resources to complete a study to identify suitable geological formations for the location of a state carbon sequestration network.

Act 129 does not address rate mitigation.  The Governor, in his February 2009 budget address, called for a mandatory phase-in of electricity price increases over a three or four year period beginning when rate caps expire.  The phase-in for PPL Electric will begin in 2010.  In the last legislative session, certain Pennsylvania legislators introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond their transition periods, which in PPL Electric's case would be December 31, 2009.  PPL and PPL Electric have expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  It is possible that similar legislation could be reintroduced.  If such legislation or similar legislation were introduced and ultimately enacted, PPL Electric could experience substantial operating losses, cash flow shortfalls and other adverse financial impacts.  In addition, continuing uncertainty concerning PPL Electric's ability to recover its market supply and other costs of operation after 2009 could adversely impact its credit quality, financing costs and availability of credit facilities necessary to operate its business.  PPL and PPL Electric believe that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL and PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

FERC Transmission Rates (PPL and PPL Electric)

In August 2008, PPL Electric asked the FERC for a change in the way transmission rates are calculated to support continued investment in its transmission system by switching to formula-based rates.  Under formula-based rates, a fixed earnings level is set for the utility, and the utility annually adjusts its transmission rates, subject to FERC review.  The process offered an opportunity for public input.  The proposed rate design would ensure that there is no over-recovery or under-recovery of the actual costs of providing transmission delivery service.  The rate change request, if approved, would result in a monthly increase of $0.74 for an average PPL Electric residential customer.  PPL Electric requested that the proposed rate take effect November 1, 2008.  This request would not affect generation charges or distribution rates.

In October 2008, the FERC accepted the proposed rate for filing, effective November 1, 2008, subject to refund.  The FERC did not adjust the requested return on equity of 12.84%, which included 50 basis points for membership in PJM.  Finally, the FERC set the matter for hearing, but held the hearings in abeyance to provide time to establish settlement judge procedures.  Settlement discussions are now underway among PPL Electric, FERC staff and several intervening parties.  PPL Electric cannot predict the outcome of this matter.

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At December 31, 2008, PPL continues to be fully reserved for underrecoveries of payments for these sales.

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

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers request that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  PPL cannot predict the outcome of this proceeding.

In December 2008, the PJM submitted amendments to certain provisions governing its RPM capacity market.  The amendments were intended to permit the compensation available to suppliers that provide capacity, like PPL Energy Supply, to increase.  The PJM sought approval of the amendments in time for them to be implemented for the next capacity auction that will occur in May 2009 (for service in June 2012 through May 2013).  Numerous parties, including PPL, protested the PJM's filing.  Certain of the protesting parties proposed changes to the capacity market auction that would result in a reduction in compensation to capacity suppliers.  The changes proposed by the PJM and by other parties in response to the PJM proposals could significantly affect the compensation available to suppliers of capacity participating in future RPM auctions.  PPL cannot predict the outcome of this proceeding.

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

In January 2008, pursuant to the schedule established by FERC orders, PPL's subsidiaries made another market-based rate renewal filing for all Eastern subsidiaries in the PJM, New England and New York regions, including PPL Electric, PPL EnergyPlus and most of PPL Generation's subsidiaries.  In October 2008, the FERC renewed these subsidiaries' market-based rate authority as requested.

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

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, had interests in two former synthetic fuel production facilities:  the Somerset facility, which was located in Pennsylvania and the Tyrone facility, which was located in Kentucky.  PPL had received tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities.  The Section 29/45K tax credit program expired at the end of 2007, and production of synthetic fuel at these facilities and all other synthetic fuel operations ceased as of December 31, 2007.  The facilities have been dismantled and retired as of December 31, 2008.

PPL performed impairment reviews of both its synthetic fuel production facilities during 2006.  The reviews were prompted by the temporary suspension of operations at Somerset in April 2006, the uncertainty surrounding the future operations of each of the facilities and continued observed and forecasted high crude oil prices at that time.  PPL determined that the net book value of the facilities exceeded the projected undiscounted cash flows.  Therefore, in 2006, PPL recorded charges totaling $10 million ($6 million after tax) to fully impair its synfuel-related assets based on an internal model and other analysis.  The impairment charges were reflected in "Energy-related businesses" expenses on the Statements of Income.  The assets of the facilities were a component of the Supply segment.

In April 2008, the IRS published the domestic first purchase price (DFPP) for the prior year indicating that the DFPP reference price increased above PPL's estimated price levels for 2007 and the inflation-adjusted phase-out range decreased from PPL's estimate for 2007.  Therefore, PPL recorded an expense of $13 million ($0.04 per share, basic and diluted, for PPL) during 2008, to "Income Taxes" on the Statement of Income to account for this difference.

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply and PPL Electric)

In August 2005, the Energy Policy Act of 2005 (the 2005 Energy Act) was signed into law.  The 2005 Energy Act is comprehensive legislation that substantially affects the regulation of energy companies.  The Act amends federal energy laws and provides the FERC with new oversight responsibilities.  Among the important changes that have been implemented under this legislation is the appointment of the NERC to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC will oversee this process and independently enforce the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated it intends to enforce vigorously the Reliability Standards using, among other means, civil penalty authority.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.  The first group of Reliability Standards approved by the FERC became effective in June 2007.

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

U.K. Overhead Electricity Networks (PPL and PPL Energy Supply)

In 2002, the U.K. Government's Department of Trade and Industry issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, following extensive discussion, the Government's safety body determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be approximately $87 million and is expected to be allowed to be recovered through rates.  Ofgem has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

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

Air (PPL and PPL Energy Supply)

The Clean Air Act deals, in part, with emissions causing acid deposition, attainment of federal ambient air quality standards and toxic air emissions and visibility standards in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions are likely to continue to be proposed in the U.S. Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Pennsylvania and Montana have chosen to do so.

Clean Air Interstate Rule (CAIR)

Citing its authority under the Clean Air Act, in 1997, the EPA developed new standards for ambient levels of ozone and fine particulates in the U.S.  To facilitate attainment of these standards, the EPA promulgated the CAIR for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  The CAIR required further reductions in the CAIR region, starting in 2015, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of 17% from 2009 levels.  The CAIR allowed these reductions to be achieved through cap-and-trade programs.

In July 2008, the United States Court of Appeals for the D.C. Circuit (the U.S. Circuit Court) issued a ruling that invalidated CAIR in its entirety, including its cap-and-trade program.  The U.S. Circuit Court did not overturn the previously existing cap-and-trade program for sulfur dioxide reductions under the acid rain program or the previously existing cap-and-trade program for reductions in nitrogen oxides during the ozone season.

As a result of this decision, in the third quarter of 2008, PPL determined that all of the annual nitrogen oxide allowances PPL EnergyPlus had purchased pursuant to CAIR were no longer required and had no value; therefore, an impairment charge of $33 million pre-tax ($20 million after tax) was recorded.  Further, PPL EnergyPlus recorded an additional charge and a corresponding reserve of $12 million pre-tax ($7 million after tax) related to certain put options it had sold for annual nitrogen oxide allowances.  These charges, recorded in PPL and PPL Energy Supply's Supply segment, are included in "Other operation and maintenance" expense on the Statement of Income.  The U.S. Circuit Court's decision did not impact PPL EnergyPlus's seasonal nitrogen oxide allowances.  PPL is pursuing resolution of its rights and obligations under its nitrogen oxide allowance option contracts that had delivery dates after the U.S. Circuit Court's decision in July 2008 to void the CAIR regulations, but prior to the same Court's decision in December 2008 that it would not vacate the rule.

The U.S. Circuit Court decision in December 2008 to remand CAIR back to the EPA without vacating the rule has effectively temporarily reinstated CAIR resulting once again in an annual-reduction requirement for nitrogen oxides and a market for annual nitrogen oxide allowances.  PPL expects to meet the annual nitrogen oxide reductions required by CAIR in 2009.  However, the ultimate disposition of CAIR's cap-and-trade program and the value of annual nitrogen oxide allowances remain uncertain.  If the EPA revises CAIR to require more stringent emission reductions or revises CAIR to eliminate the regional cap-and-trade program, the costs of compliance are not now determinable, but could be significant.

Based on the July 2008 U.S. Circuit Court decision, it was PPL EnergyPlus's position that the change of law permitted PPL EnergyPlus to terminate certain option contracts, because, among other things, it was not possible for the counterparties to deliver the allowances required by those option contracts in light of CAIR's invalidation.  In August 2008, PPL EnergyPlus filed a complaint in the U.S. District Court for the Southern District of New York against one of the counterparties which had attempted to deliver annual nitrogen oxides allowances despite the U.S. Circuit Court's ruling.  Another counterparty, under a different option contract, which also attempted to deliver annual nitrogen oxide allowances after the July 2008 U.S. Circuit Court decision, but before the December 2008 ruling, filed a separate lawsuit against PPL EnergyPlus, also in the U.S. District Court for the Southern District of New York.  A third counterparty has asserted a claim, but has not initiated litigation, under a similar put option contract.  All three counterparties seek damages for PPL EnergyPlus's failure to take delivery of the allowances.  It is unclear how the December 2008 U.S. Circuit Court ruling will impact this litigation.  As a result of the December 2008 ruling and associated delivery of allowances under other option contracts not currently in dispute, the reserve of $12 million pre-tax ($7 million after-tax) recorded in the third quarter of 2008 related to the put options was revised in the fourth quarter of 2008 to $9 million pre-tax ($5 million after tax).

The EPA has recently tightened the ambient air quality standard for ozone.  The more stringent standard could result in requirements to reduce emissions of nitrogen oxides beyond those required under the CAIR.  If additional reductions were to be required, the costs are not now determinable, but could be significant.

To continue meeting the sulfur dioxide reduction requirements under the acid rain provisions of the Clean Air Act, and the reductions required by CAIR (remanded by the U.S. Circuit Court but currently in place), PPL has installed scrubbers at its Montour plant that are now in service.  PPL is continuing with installation of scrubbers at its Brunner Island plant.  In addition, with respect to compliance with annual and ozone season nitrogen oxide reduction requirements, PPL's plan has been to operate the SCRs at Montour Units 1 and 2, to optimize emission reductions from the existing combustion controls and to purchase any needed emission allowances on the open market.  PPL's current installation plan for the scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate and nitrogen oxides with co-benefits for mercury emissions reduction) reflects a total cost of approximately $1.6 billion, of which $1.3 billion has already been spent, the remainder of which is included in the 2009 through 2013 capital budget.  PPL expects up to a 30 MW reduction in net generation capability at the Brunner Island plant due to the estimated increase in station service electrical usage during the scrubber operation.

Mercury

Also citing its authority under the Clean Air Act, in May 2005, the EPA issued the Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent requirements to begin in January 2018.  However, in February 2008, the U.S. Circuit Court overturned the EPA's rule.  Under this decision, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards requiring MACT for electric generating units.  In January 2009, the EPA stated that it will proceed with developing MACT standards for mercury emissions from electric generating units.  The costs of complying with such standards are not now determinable, but could be significant.

Pennsylvania has adopted its own mercury rules that are more stringent than CAMR.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  In light of the Court decision overturning CAMR, in September 2008, PPL filed a complaint with the Pennsylvania Commonwealth Court (Commonwealth Court) seeking to have the Pennsylvania mercury rule rescinded on the basis that it is unlawful, invalid and unenforceable under the provisions of the Pennsylvania Air Pollution Control Act.  In January 2009, the Pennsylvania Commonwealth Court issued its ruling concluding that the state mercury rule was unlawful, invalid and unenforceable.  The Pennsylvania DEP has appealed this decision to the Pennsylvania Supreme Court and the Commonwealth Court decision has been automatically stayed.  PPL has filed an application to lift the stay.  Pending final resolution of this matter, PPL is evaluating its mercury control plans and what steps it needs to take at this time.

Depending on the outcome of the Pennsylvania mercury rule, PPL may need to have all of the Brunner Island scrubbers in service by 2010 along with chemical injection systems to achieve the Phase 1 mercury reduction requirements.  PPL estimates that the capital cost of such chemical injection systems at Brunner Island will be approximately $40 million.  For Montour, PPL plans to operate the SCRs (already in place) year-round along with the scrubbers to achieve compliance with Phase 1.  PPL is evaluating the mercury reductions from these systems to determine whether further reductions are needed.  If additional injection systems are required to assure compliance, PPL estimates the cost of these systems to be approximately $32 million.

To meet Pennsylvania's 2015 mercury reduction requirements, adsorption/absorption technology with fabric filters may be required at most of PPL's Pennsylvania coal-fired generating units if required reductions cannot be achieved by the chemical injection systems.  Based on current analysis and industry estimates, PPL estimates that if this technology were required at every one of its Pennsylvania coal-fired generating units, the aggregate capital cost of compliance would be approximately $530 million.

Montana also has finalized its own mercury rules that require, by 2010, every coal-fired generating plant in that state to achieve reduction levels more stringent than the CAMR's 2018 requirements.  PPL is installing chemical injection systems to meet these requirements.  PPL estimates that its share of the capital cost for these systems in Montana will be approximately $8 million.  Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required.  Based on current analysis and industry estimates, PPL estimates that if this technology were required, its share of the capital cost to achieve compliance at its Montana units would be approximately $140 million.

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  PPL has not received any comments from DEP on these submissions.  The EPA had determined that meeting the requirements for CAIR also met the BART requirements for sulfur dioxide and nitrogen dioxide.

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses have shown that further reductions are not needed.  The EPA has responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  On February 2, 2009, PPL received an information request for additional data related to the Colstrip generating station non-BART affected emission sources.  PPL is evaluating this request.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

New Source Review (NSR)

In 1999, the EPA initiated enforcement actions against several electric generators, asserting that older, coal-fired power plants operated by those generators have, over the years, been modified in ways that increased their emissions and subjected them to more stringent NSR requirements under the Clean Air Act.  The EPA subsequently issued information requests and notices of violation as well as commenced enforcement actions against other generators.  PPL received such information requests for its Colstrip, Corette and Martins Creek plants.  Although the EPA announced in 2005 that it would not bring new enforcement actions under these NSR rules, the Justice Department recently declared that it is now considering bringing such actions.  Similarly, the EPA has now decided not to finalize rules it had proposed in 2005 that would have substantially reduced the uncertainties in determining whether there has been an emissions increase associated with any plant modification.

In January 2009, PPL received a notice of violation from the EPA for projects undertaken at the Keystone plant at which PPL is part owner.  The EPA alleges that the projects were undertaken without proper NSR oversight.  PPL cannot predict the outcome of this proceeding.

States and environmental groups also have brought enforcement actions alleging violations of the NSR regulations by coal-fired plants, and PPL is unable to predict whether such state or citizen enforcement actions will be brought with respect to any of PPL affiliates' plants.

If the NSR regulations are imposed on PPL's past activities, then PPL must install best available control technology for any pollutant found to have significantly increased due to a major modification.  The costs to install and operate such technology are not now determinable, but could be significant.

Finally, if the EPA regulates carbon dioxide emissions pursuant to the 2007 U.S. Supreme Court decision on global climate change (as discussed below), carbon dioxide emissions could become subject to the NSR provisions of the Clean Air Act.  The implications are uncertain, as currently no permitting authorities have implemented the NSR regulations for carbon dioxide emissions.

Opacity

The New Jersey DEP and certain New Jersey residents have raised environmental concerns with respect to the visible opacity of emissions from the oil-fired units at the Martins Creek plant.  Similar issues also are being raised by the Pennsylvania DEP.  PPL studied the issue and as a result installed chemical injection systems to reduce visible emissions.  If it is determined that further actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

Global Climate Change

There is concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This concern has led to increased federal legislative proposals, actions at regional, state and local levels, as well as litigation relating to greenhouse gas emissions, including an April 2007 U.S. Supreme Court decision holding that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  As a result of this decision, in July 2008 the EPA issued an "Advance Notice of Proposed Rulemaking," proposing alternative approaches to regulate carbon dioxide emissions.  Upon taking office in January 2009, President Obama reaffirmed statements he made during the presidential campaign about his support for mandatory regulation of greenhouse gas emissions, including a cap-and-trade system.  President Obama's appointee for Administrator of the EPA has indicated that the EPA is moving forward with regulation of greenhouse gas emissions under the CAIR, though the exact form of such regulation remains unclear.  Also, increased pressure for carbon dioxide emissions reduction is being initiated by investor and environmental organizations, and the international community.  The construction and operation of coal-fired power plants have received particularly intense scrutiny.

PPL believes future legislation and regulations that cap carbon dioxide emissions from power plants are likely, although technology to efficiently capture, remove and sequester carbon dioxide emissions is not presently available at a commercial scale.  At the federal level, such legislation has received support from President Obama and the majority leadership in both the U.S. Senate and U.S. House of Representatives.  PPL supports a national program and has publicly supported the key concepts of the "Low Carbon Economy Act of 2007" introduced in the Senate in July 2007, including an economy-wide approach, a gradual phase-in of greenhouse gas emission reduction targets and timetables, and cost containment measures to limit the cost to the economy.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a greenhouse gas emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commences in January 2009 and calls for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.  Similar efforts are under way in the western U.S. (the Western Regional Climate Action Initiative (WCI)) and Midwestern states (the Midwestern Greenhouse Gas Reduction Accord).

Pennsylvania and Montana have not, at this time, established mandatory programs to regulate carbon dioxide and other greenhouse gases.  Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (Act).  That Act established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  Montana has joined the WCI and is expected to participate in any greenhouse gas emission control regulations that are adopted by the WCI.  The WCI, which has a goal of reducing carbon dioxide emissions 15% below the 2005 levels by 2020, currently is developing greenhouse gas emission allocations, offsets, and reporting recommendations.

PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.

PPL believes that the regulation of greenhouse gas emissions may have a material impact on its future capital expenditures and operations, but the costs are not now determinable.  PPL also cannot predict the impact that any pending or future federal or state climate change legislation requiring more stringent environmental standards could have on PPL or its subsidiaries.

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

The Pennsylvania DEP filed a complaint in Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  The Delaware Riverside Conservancy and several citizens were granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action.  PPL and the Pennsylvania DEP have settled this matter.  The settlement required a payment of $1.5 million in penalties and reimbursement of the DEP's costs.  PPL made this payment in the second quarter of 2008.  The settlement also requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL submitted the assessment report to the agencies in June 2007.  PPL met with the agencies in January 2009 to discuss the status of their natural resource damage assessment and their review of the June 2007 report.  The agencies have not completed their assessment and will be providing written documentation on their damage assessment at a later date.  At this point PPL is not certain whether the agencies may require additional studies, but PPL does expect the trustees and the Delaware River Basin Commission will seek to recover their costs and/or restoration costs for damages that they can demonstrate were caused by the release.

Through December 31, 2008, PPL Energy Supply spent $28 million for remediation and related costs.  In the second quarter of 2008, PPL Energy Supply reduced its remaining remediation liability by $2 million and at December 31, 2008, an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment, the outcome of any lawsuit brought by the citizens and businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin leak.

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

In February 2007, six plaintiffs filed a separate lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting similar property damage claims as were asserted by the plaintiffs to the May 2003 complaint.  The lawsuit is in its initial stages of discovery and investigation, and PPL Montana is unable to predict the outcome of these proceedings.  PPL Montana has undertaken certain groundwater investigations and remediation at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  PPL Montana may incur further costs based on the outcome of this lawsuit and its additional groundwater investigations and any related remedial measures, which costs are not now determinable, but could be significant.

Other Issues

The EPA significantly increased the water quality standard for arsenic in January 2006, but limited the standard to drinking water.  In Pennsylvania, at its September 2008 meeting, the Environmental Quality Board approved the Triennial Review, in which the arsenic standard had been proposed as an in-stream water quality standard.  However, the Pennsylvania Independent Regulatory Review Commission (IRRC) disapproved the Triennial Review because of a molybdenum standard inserted by the DEP.  IRRC determined that the lower standard was not justified because the DEP did not have sufficient scientific basis for the change.  The Triennial Review will not be finalized until the DEP either submits data to prove the scientific basis for the standard or drops the new standard from the Triennial Review.  Therefore, the arsenic standard will not go into effect until the Triennial Review is finalized.  Once finalized, the revised arsenic standard may result in action by individual states that could require several PPL subsidiaries to further treat wastewater and/or take abatement action at their power plants.  The cost of complying with any such requirements is not now determinable, but could be significant.

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  Another rule finalized in 2004 that addressed existing structures has been withdrawn following a January 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In April 2008, the U.S. Supreme Court granted petitions for writs of certiorari filed by Utility Water Act Group, Public Service Enterprise Group, Inc. and Entergy Corporation, limited to one issue.  The issue is whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the "best technology available for minimizing adverse environmental impact" at cooling water intake structures.  The Supreme Court heard oral arguments in December 2008.  The outcome of the U.S. Supreme Court review, changes the EPA makes to the rule in accordance with this decision, other issues raised by the Second Circuit Court (that will not be reviewed by the U.S. Supreme Court) and actions the states may take on their own could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

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

PPL has signed a consent order with the Pennsylvania DEP under which it will take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in power plant discharge channels, especially during cold weather.  In the past, some fish kills have occurred at Brunner Island when debris at the intake pumps resulted in a unit trip or reduction in load, causing a sudden change in water temperature in the discharge channel when fish were present.

PPL paid a nominal penalty to the DEP for fish kills that occurred in October 2007 and March 2008.  In addition, PPL had committed to construct a barrier to prevent debris from entering the intake area.  However, due to potential impacts in the floodplain, PPL was not able to obtain the necessary authorization from local townships and an alternative plan is being developed.  PPL has also committed to investigate alternatives to completely exclude fish from the discharge area.  PPL will need to implement one of these alternatives if a fish kill occurs after construction of the cooling towers at Brunner Island is completed in 2010.  The costs of these measures are not now determinable, but could be significant.

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

PPL Electric is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL.  However, should the EPA require different or additional measures in the future, or should PPL's share of costs at multi-party sites increase significantly more than currently expected, the costs to PPL could be significant.

PPL Electric has been remediating several sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric may be liable for remediation.  These include a number of coal gas manufacturing facilities formerly owned or operated by a predecessor to PPL Electric.  In addition, PPL Gas Utilities was remediating various sites including coal gas manufacturing facilities and potential mercury contamination from gas meters and regulators and was engaged in a program to plug abandoned wells.  On October 1, 2008, PPL Gas Utilities was sold and, with limited exceptions, the remediation and well-plugging liabilities were transferred.  The exceptions do not impose material retained liabilities.

Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial.  PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

The EPA is evaluating the risks associated with naphthalene, a chemical by-product of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing facilities.  The costs to PPL of complying with any such requirements are not now determinable, but could be significant.

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At December 31, 2008, PPL Energy Supply had accrued a discounted liability of $24 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk free rates at the time of the mine closures.  The weighted average rate used was 8.18%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2009 through 2013, and the expected payments for the work after 2013 are $144 million.

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

Environmental Matters - WPD (PPL and PPL Energy Supply)

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At December 31, 2008, this maximum assessment was about $38 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to about $12.5 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.  In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

At December 31, 2008, the property, replacement power and nuclear incident insurers maintained a minimum A.M. Best rating of at least A-.

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

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric provide certain guarantees that are required to be disclosed in accordance with FIN 45.  The table below details guarantees provided as of December 31, 2008.

	Recorded Liability at		Exposure at		Expected Payment/
	December 31,		December 31,	Expiration	Performance
	2008	2007	2008 (a)	Date	Probability	Description

PPL
Indemnifications for sale of PPL Gas Utilities			$303		Remote
PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at 15% of the purchase price ($45.4 million), in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed 1.5% of the purchase price ($4.5 million).  The indemnification provisions for most representations and warranties survive for a period of one year after the closing.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification relating to unknown environmental liabilities for manufactured gas plants and disposal sites outside of Pennsylvania could survive more than three years, but only with respect to applicable property or sites identified by the purchaser prior to the third anniversary of the transaction closing.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

PPL Energy Supply (b)

Letters of credit issued on behalf of affiliates			8	2009	Remote
Standby letter of credit arrangements under PPL Energy Supply's $300 million five-year credit facility for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee of PPL on a consolidated basis.

Retroactive premiums under nuclear insurance programs			38		Remote
PPL Susquehanna is contingently obligated to pay this amount related to potential retroactive premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" for additional information.

Nuclear claims under The Price-Anderson Act Amendments under the Energy Policy Act of 2005			235		Remote	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Indemnifications for entities in liquidation and sales of assets	$1	$1	222	2009 to 2012	Remote
PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure noted is only for those cases in which the agreements provide for a specific limit on the amount of the indemnification.

In connection with the liquidation of wholly-owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation.  In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation.  In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.  In 2008, $8 million of previously disclosed exposure expired.

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

Indemnification to operators of jointly-owned facilities			6		Remote
In December 2007, a subsidiary of PPL Energy Supply executed revised owners agreements for two jointly-owned facilities, the Keystone and Conemaugh generating stations.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating stations, based upon their ownership percentages.  The maximum obligation among all owners, for each station, is currently $20 million.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The agreements do not have an expiration date.

WPD guarantee of pension and other obligations of unconsolidated entities	2	4	28	2017	Remote (c)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At December 31, 2008, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

Tax indemnification related to unconsolidated WPD affiliates			8	2012	Remote	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.

Guarantee of a portion of an unconsolidated entity's debt	1		22	2018	Remote
Reflects principal payments only.  During June 2008, PPL Energy Supply provided a guarantee on a portion of new debt issued by an unconsolidated entity.  The debt matures on June 30, 2018.  Previously, PPL Electric provided a guarantee on this unconsolidated entity's debt that expired in June 2008, when the related debt was repaid.

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	Other than the letters of credit, all guarantees of PPL Energy Supply also apply to PPL on a consolidated basis.
(c)	Except for a recorded liability for which payment is probable as discussed in "Description."

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.  At December 31, 2008, the aggregate fair value of the indemnities related to arrangements entered into subsequent to December 31, 2002 was insignificant.  Among these guarantees are:

•	The companies' or their subsidiaries' leasing arrangements, which contain certain indemnifications in favor of the lessors (e.g., tax and environmental matters).

•
PPL Generation engaged a management agent for the construction of facilities.  PPL Generation provided indemnification to the management agent for pre-existing environmental conditions, except to the extent that the management agent exacerbates a pre-existing condition of which the management agent knew or should have known.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of $150 million.  This insurance may be applicable to certain obligations under the contractual arrangements discussed above.

16. Related Party Transactions

Affiliate Trust (PPL and PPL Energy Supply)

In February 2007, WPD LLP redeemed all of the 8.23% Subordinated Debentures maturing in February 2027 that were held by SIUK Capital Trust I.  Interest expense on this obligation was $2 million and $11 million for 2007 and 2006.  The redemption resulted in a recorded loss of $2 million during 2007.  This interest expense and loss are both reflected in "Interest Expense" for PPL and "Interest Expense with Affiliate" for PPL Energy Supply on the Statements of Income.  See Note 24 for additional information on the trust.

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power sales agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply all of PPL Electric's PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  These purchases totaled $1.8 billion in 2008 and 2007 and $1.7 billion in 2006.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at December 31, 2008, the fair value of the contract was approximately $917 million.  Accordingly, at December 31, 2008, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both December 31, 2008 and 2007.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Interest Income from Affiliates" on the Statements of Income.  Interest related to this deposit was $10 million in 2008 and $17 million in 2007 and 2006.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment and other payments under the contract was $12 million and $24 million at December 31, 2008 and 2007.  These balances are reflected on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.  These balances will be fully amortized during 2009.

Under Pennsylvania law and PUC regulations, PPL Electric is required to buy electricity generation supply for customers who do not choose a competitive supplier.  PPL Electric has conducted four of its six planned competitive solicitations for generation supply in 2010, after its existing PLR contract expires.  Competitive bids have been solicited for 3,400 MW of generation supply, or two-thirds of PPL Electric's expected supply requirements for these customers in 2010.  An independent company, NERA Economic Consulting (NERA), is managing this competitive solicitation process.  NERA compiles the results and presents them to the PUC.  See Note 15 for additional information on the results of the completed solicitations.  Additional bids will be sought twice in 2009 to secure the remainder of supply needed to serve PPL Electric's customers in 2010.

PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process and has entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.  At December 31, 2008, PPL Energy Supply provided PPL Electric with an insignificant letter of credit as performance assurance.

At December 31, 2008, PPL Electric had credit exposure to PPL EnergyPlus under the PLR contracts and the solicitation discussed above, of $917 million.  As a result of netting and collateral arrangements, PPL Electric's credit exposure was reduced to $445 million.

PPL Energy Supply has credit exposure to PPL Electric under PLR contracts.  At December 31, 2008, PPL Energy Supply's credit exposure with PPL Electric was $171 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to zero.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  These purchases totaled $108 million in 2008, $156 million in 2007 and $157 million in 2006.  These amounts are included in the Statements of Income as "Energy purchases from affiliate" by PPL Energy Supply, and as "Wholesale electric to affiliate" by PPL Electric.

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

	2008	2007	2006

PPL Energy Supply	$209	$230	$220
PPL Electric	116	112	130

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at December 31, 2008 and 2007.  Interest earned on loans to affiliates throughout the year, included in "Interest Income from Affiliates" on the Statements of Income was $4 million, $12 million and $4 million for 2008, 2007 and 2006.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a balance outstanding of $300 million at December 31, 2008, and $277 million at December 31, 2007.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1% in 2008 and 2007 and 1.25% in 2006.  This note is shown on the Balance Sheets as "Note receivable from affiliate."  Interest earned on the note is included in "Interest Income from Affiliate" on the Statements of Income, and was $9 million, $19 million and $20 million for 2008, 2007 and 2006.

Intercompany Derivatives (PPL Energy Supply)

In 2008, 2007, and 2006, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other income - net" on the Statements of Income.  For 2008, PPL Energy Supply recorded a net gain of $9 million.  For both 2007 and 2006, PPL Energy Supply recorded a net loss of $4 million.  None of these instruments were outstanding at December 31, 2008 and 2007.

In 2007, PPL Energy Supply entered into forward contracts with PPL to sell Chilean pesos.  These hedging instruments had terms identical to forward sales contracts entered into by PPL with third parties to protect the value of its net investment in Emel, as well as a portion of the proceeds in excess of its net investment expected from the then-anticipated sale of Emel.  None of these contracts were outstanding at December 31, 2008 and 2007.  For 2007, PPL Energy Supply's Statement of Income reflects losses of $7 million in "Other income - net" and $23 million in Discontinued Operations related to these contracts.

In 2007, PPL Energy Supply also entered into forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amounts of the contracts outstanding were £68 million (approximately $134 million) at December 31, 2008 and £98 million (approximately $193 million) at December 31, 2007.  The fair value of these positions was $34 million and $3 million at December 31, 2008 and 2007, and is reflected in the foreign currency translation adjustment component of AOCI on the Balance Sheets.  Additionally, $16 million was reflected in "Current Assets - Price risk management assets" on the Balance Sheet at December 31, 2008, and $18 million and $3 million was reflected in "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets at December 31, 2008 and 2007.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $48 million of this license fee in 2008, $39 million in 2007 and $36 million in 2006.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

Intercompany Insurance (PPL Energy Supply and PPL Electric)

PPL Power Insurance Ltd. (PPL Power Insurance) is a subsidiary of PPL that provides insurance coverage to PPL and its subsidiaries for property damage, general/public liability and workers' compensation.

PPL Power Insurance charged premiums as follows:

	2008	2007	2006

PPL Electric	$9	$8	$5
PPL Energy Supply	3	3	3
Other (a)	3	4	4
Total	$15	$15	$12

(a)	Primarily workers' compensation premiums allocated to certain PPL subsidiaries based on direct labor costs.

Recoveries on various insurance claims with PPL Power Insurance, which were primarily included as offsets to "Other operation and maintenance" on the Statements of Income, were recorded as follows:

	2008	2007	2006

PPL Electric	$7	$12
PPL Energy Supply	3		$3
Total	$10	$12	$3

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

Other (PPL, PPL Energy Supply and PPL Electric)

See Note 1 for discussions regarding the intercompany tax sharing policy and intercompany allocations of stock-based compensation expense.  See Note 8 for a discussion regarding capital transactions between PPL and its affiliates.  See Note 13 for discussions regarding intercompany allocations of defined benefits.

17. Other Income - Net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	2008	2007	2006
PPL

Other Income
Interest income	$33	$61	$33
Mine remediation liability adjustment	11	(2)
Equity earnings	4	4	4
Hyder liquidation distributions (Note 9)	3	6	27
(Loss) gain on sales of real estate	(1)	12
Earnings on nuclear plant decommissioning trust investments (a)	(26)	13	6
Miscellaneous - Domestic	6	9	8
Miscellaneous - International	1	9	8
Total	31	112	86
Other Deductions
Charitable contributions	2	4	4
Hedging (gains) losses	(9)	8	4
Non-operating taxes, other than income		2	2
Impairment of investment in U.K. real estate (Note 9)			8
Miscellaneous - Domestic	10		6
Miscellaneous - International	6	3
Other Income - net	$22	$95	$62

PPL Energy Supply

Other Income
Interest income	$23	$48	$18
Mine remediation liability adjustment	11	(2)
Equity earnings	4	4	4
Hyder liquidation distributions (Note 9)	3	6	27
Gain on sales of real estate	1	8
Earnings on nuclear plant decommissioning trust investments (a)	(26)	13	6
Miscellaneous - Domestic	4	6	5
Miscellaneous - International	1	9	8
Total	21	92	68
Other Deductions
Hedging (gains) losses	(9)	8	4
Non-operating taxes, other than income		2	1
Impairment of investment in U.K. real estate (Note 9)			8
Miscellaneous - Domestic	10		6
Miscellaneous - International	6	3
Other Income - net	$14	$79	$49

PPL Electric

Other Income
Interest income	$7	$9	$12
Gain on sales of real estate		4
Miscellaneous		1	1
Total	7	14	13
Other Deductions	2	2	2
Other Income - net	$5	$12	$11

(a)	2008, 2007 and 2006 include charges of $36 million, $3 million and $6 million for other-than-temporary impairments of securities held in the trust funds. See Note 23 for additional information.

18. Fair Value Measurements

(PPL, PPL Energy Supply and PPL Electric)

Adoption of SFAS 157

Effective January 1, 2008, PPL and its subsidiaries adopted SFAS 157.  SFAS 157 provides a definition of fair value as well as a framework for measuring fair value.  In addition, SFAS 157 expands the fair value disclosure requirements of other accounting pronouncements to require, among other things, disclosure of the methods and assumptions used to measure fair value as well as the earnings impact of certain fair value measurement techniques.

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

The three levels of the fair value hierarchy as specified by SFAS 157 are:

•
Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

The assets and liabilities measured at fair value in accordance with SFAS 157 at December 31, 2008 were:

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,100	$1,100
Short-term investments	150	150
Restricted cash and cash equivalents	347	347
Price risk management assets:
Energy commodities	2,460	19	$2,143	$298
Interest rate/foreign exchange	156		152	4
	2,616	19	2,295	302
Nuclear plant decommissioning trust funds:
Cash and cash equivalents	7	7
Equity securities	166	166
Commingled equity index funds	85		85
Debt securities:
U.S. Treasury	77	77
Municipality	61		61
Corporate	33		33
Other	17		17
	446	250	196
Auction rate securities	24			24
	$4,683	$1,866	$2,491	$326

Liabilities
Price risk management liabilities:
Energy commodities	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	27		27
	$2,160	$15	$2,035	$110

PPL Energy Supply
Assets
Cash and cash equivalents	$464	$464
Short-term investments	150	150
Restricted cash and cash equivalents	328	328
Price risk management assets:
Energy commodities	2,460	19	$2,143	$298
Interest rate/foreign exchange	107		103	4
	2,567	19	2,246	302
Nuclear plant decommissioning trust funds:
Cash and cash equivalents	7	7
Equity securities	166	166
Commingled equity index funds	85		85
Debt securities:
U.S. Treasury	77	77
Municipality	61		61
Corporate	33		33
Other	17		17
	446	250	196
Auction rate securities	19			19
	$3,974	$1,211	$2,442	$321

Liabilities
Price risk management liabilities:
Energy commodities	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	16		16
	$2,149	$15	$2,024	$110

PPL Electric
Assets
Cash and cash equivalents	$483	$483
Restricted cash and cash equivalents	15	15
	$498	$498

A reconciliation of assets and liabilities classified as Level 3 during 2008 was as follows:

	Fair Value Measurements Using Level 3 Inputs
	Energy Commodities, net	Interest Rate/Foreign Exchange	Auction Rate Securities	Total
PPL
Balance at beginning of year	$134			$134
Total realized/unrealized gains (losses):
Included in earnings	2			2
Included in OCI	11		$(5)	6
Purchases, sales, issuances and settlements, net	2		(11)	(9)
Transfers in and/or out of Level 3	39	$4	40	83
Balance at end of year	$188	$4	$24	$216

PPL Energy Supply
Balance at beginning of year	$134			$134
Total realized/unrealized gains (losses):
Included in earnings	2			2
Included in OCI	11		$(5)	6
Purchases, sales, issuances and settlements, net	2		(11)	(9)
Transfers in and/or out of Level 3	39	$4	35	78
Balance at end of year	$188	$4	$19	$211

Gains and losses included in earnings for the year ended December 31, 2008 are reported in the Statement of Income as follows for PPL and PPL Energy Supply:

	Energy Commodities
	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases

Total gains (losses) included in earnings for the period	$5	$(1)	$(2)
Change in unrealized gains (losses) relating to assets still held at the reporting date	5	1	(3)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

PPL and its subsidiaries use the market approach to determine the fair value of cash and cash equivalents and restricted cash and cash equivalents.  Such fair value measurements are classified as Level 1.

Short-term Investments

PPL and its subsidiaries use the market approach to determine the fair value of short-term investments.  Such fair value measurements are classified as Level 1.

Price Risk Management Assets/Liabilities - Energy Commodities

The only energy commodity contracts classified as Level 1 are exchange-traded derivative gas and oil contracts.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued by traders using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  PPL's risk management group obtains quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.  When the unobservable inputs are significant to the fair value measurement, the contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department continues to assess all reasonably available market information and currently uses probabilities of default to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available or for power basis, which PPL generally values using historical prices.

In the fourth quarter of 2008, PPL refined its valuation approach for FTR and PJM basis positions, consistent with PPL's practice of pricing other less active trading points.  As a result of these changes in valuation techniques, these positions were transferred into Level 3.

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Exchange

Treasury instruments include forward-starting swaps, fixed-to-floating swaps, forwards and options for foreign exchange contracts, and cross-currency swaps.  PPL and PPL Energy Supply generally use the income approach to measure the fair value of the instruments, using common inputs such as forward LIBOR and foreign exchange rates.  Similar to above, these fair value measurements also include adjustments for credit risk.  Certain contracts were transferred to Level 3 due to the significance of the credit adjustment required at December 31, 2008.

Nuclear Plant Decommissioning Trust Funds

PPL and PPL Energy Supply generally use the market approach to measure the fair value of the securities held in the nuclear plant decommissioning trust funds.  The fair value measurement of equity securities is based on quoted prices in active markets.  The fair value measurements of commingled equity index funds are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.  The fair value measurements of debt securities are generally based on evaluated prices that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.  When this information is not available, the fair value of debt securities is measured using present value techniques, which incorporate other observable inputs.

Auction Rate Securities

At December 31, 2008, the fair values of PPL and PPL Energy Supply's auction rate securities were $24 million and $19 million.  These securities are recorded in "Investments - Other" on the Balance Sheet.  PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program's guaranteed student loan revenue bonds as well as various municipal bond issues, all of which are rated investment grade.

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

At December 31, 2008, the par value of these auction rate securities totaled $29 million for PPL and $24 million for PPL Energy Supply.  Contractual maturities for these auction rate securities are a weighted average of approximately 28 years for both PPL and PPL Energy Supply.  Historically, the fair value of auction rate securities approximated their par value due to the frequent resetting of the interest rates through the auction process.  The auctions for these outstanding securities failed in the second, third and fourth quarters of 2008, and PPL and PPL Energy Supply continued to earn interest on these investments at contractually prescribed interest rates.

PPL and PPL Energy Supply estimated the fair value of auction rate securities based on the following criteria:  (i) the underlying structure and credit quality of each security; (ii) the present value of future estimated interest and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and (iii) consideration of the impact of auction failures or redemption at par for each period.  These estimated fair values could change significantly based on future market conditions.  See Note 23 for additional information on these securities.

19. Derivative Instruments and Hedging Activities

(PPL and PPL Energy Supply)

Management of Market Risk Exposures

Market risk is the potential loss PPL and PPL Energy Supply may incur as a result of price changes associated with a particular financial or commodity instrument.  PPL and PPL Energy Supply are exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities, and the purchase of fuel for generating assets and energy trading activities;

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in PPL's nuclear decommissioning trust funds and PPL's defined benefit plans; and
•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars.

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk management metrics.

PPL and PPL Energy Supply utilize forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of the risk management strategy to minimize unanticipated fluctuations in earnings caused by commodity price, interest rate and foreign currency volatility.  All derivatives are recognized on the balance sheet at their fair value, unless they meet criteria for exclusion under SFAS 133.  See discussion in "Accounting Designations" below.

Fair Value Hedges

PPL and PPL Energy Supply enter into financial contracts to hedge fluctuations in the market value of existing debt issuances, which range in maturity through 2047 for PPL and 2011 for PPL Energy Supply.  PPL and PPL Energy Supply also enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at December 31, 2008, there were no existing contracts of this nature.

PPL and PPL Energy Supply did not recognize significant gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges in 2008, 2007 or 2006.  PPL and PPL Energy Supply also did not recognize any gains or losses resulting from the ineffective portion of fair value hedges for these years.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  These contracts range in maturity through 2017.  Additionally, PPL and PPL Energy Supply enter into financial interest rate swap contracts to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  These interest rate swap contracts range in maturity through 2039.  PPL and PPL Energy Supply also enter into foreign currency contracts to hedge the cash flows associated with foreign currency-denominated debt, the exchange rates associated with firm commitments denominated in foreign currencies and the net investment in the U.K. operations.  These contracts range in maturity through 2028.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  Such reclassifications were after-tax losses of $3 million in 2007 and gains of $5 million in 2006.  There were no such reclassifications in 2008.

For 2008, 2007 and 2006, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $12 million, a loss of $3 million, and a gain of $8 million.

Additionally, during 2008, certain power and gas cash flow hedges failed hedge effectiveness testing.  As prescribed by SFAS 133, hedge accounting is not permitted for the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed was recorded to the income statement, resulting in an after-tax gain of $298 million.  These transactions were not dedesignated as hedges, since prospective regression analysis still supports that these hedges are expected to be highly effective.  The fair value of these positions increased significantly due to the sharp decline in power and gas prices during the second half of 2008.

For 2008, 2007 and 2006, hedge ineffectiveness associated with interest rate and foreign currency derivatives was not significant.

This table shows the accumulated net unrealized after-tax losses on qualifying derivatives (excluding net investment hedges), which are included in AOCI.

	2008	2007
PPL
Beginning of year	$(192)	$(51)
Net change associated with current period hedging activities and other	561	(191)
Net change from reclassification into earnings	(390)	50
End of year	$(21)	$(192)

PPL Energy Supply
Beginning of year	$(188)	$(52)
Net change associated with current period hedging activities and other	569	(179)
Net change from reclassification into earnings	(393)	43
End of year	$(12)	$(188)

At December 31, 2008, the accumulated net unrealized after-tax losses on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $35 million for PPL and $40 million for PPL Energy Supply.  Amounts are reclassified as the energy contracts go to delivery and as interest payments are made.

Economic Activity

PPL and PPL Energy Supply have entered into energy derivative transactions that economically hedge a specific risk or optimize an asset position, but do not qualify for hedge accounting under SFAS 133 or hedge accounting was not elected.  These transactions are used to hedge the economic value of PPL and PPL Energy Supply's generation assets and its full-requirement contracts and retail activities.  Although these transactions do not receive hedge accounting treatment, they are considered non-trading activity.  In addition, the ineffective portion of cash flow hedges is included in economic activity.  Unrealized gains (losses) on this activity are reflected in the Statements of Income as follows.

	Unrealized Gains (Losses)
	2008	2007	2006

Revenues
Unregulated retail electric and gas	$5
Wholesale energy marketing	1,056	$(145)	$120
Expenses
Fuel	(6)	(1)	(1)
Energy purchases	(626)	198	(130)

The net unrealized gains recorded in "Wholesale energy marketing" for 2008 resulted primarily from certain full-requirement sales contracts in which PPL and PPL Energy Supply did not elect the normal purchase/normal sale exception and the impact of quarterly hedge ineffectiveness as discussed in the "Cash Flow Hedges" section above.  The net unrealized losses recorded in "Energy purchases" for 2008 resulted primarily from certain purchase contracts to supply the full-requirement contracts noted above in which PPL and PPL Energy Supply did not elect hedge treatment and from hedge ineffectiveness.  Since power prices have decreased significantly during the period, these fixed-price contracts have resulted in substantial unrealized gains and losses.

Net Investment Hedges

Net investment hedge activity is reported in the foreign currency translation adjustment component of OCI.  These contracts range in maturity through 2011.  During 2008, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $20 million in OCI.  During 2007 and 2006, PPL and PPL Energy Supply recognized hedge gains, after tax, of $2 million and insignificant amounts in OCI related to net investment hedge activity.  At December 31, 2008, $16 million of accumulated net investment hedge gains, after tax, were included in the foreign currency translation adjustment component of AOCI compared with $4 million of losses at December 31, 2007.

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

•
PPL purchases FTRs for both trading activities and hedging purposes.  FTRs, although economically effective as electricity basis hedges, do not currently qualify for hedge accounting treatment.  Unrealized and realized gains and losses from trading purposes are recorded in "Net energy trading margins" on the Statements of Income.  Unrealized and realized gains and losses from FTRs that were entered into to offset probable transmission congestion expenses are recorded in "Energy purchases" on the Statements of Income.

•
Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock-in the price PPL will pay and meet the definition of a derivative.

•	Certain option contracts may receive hedge accounting treatment. Those that are not eligible are marked to market through earnings.

Any unrealized gains or losses on transactions receiving cash flow hedge treatment to the extent they are highly effective are recorded in OCI.  These unrealized gains and losses become realized when the contracts settle and are recognized in income when the hedged transactions occur.

In addition to energy-related transactions, PPL and PPL Energy Supply enter into financial interest rate and foreign currency swap contracts to hedge interest rate and foreign currency risk associated with both existing and anticipated debt issuances.  PPL and PPL Energy Supply also enter into foreign currency swap contracts to hedge the fair value of firm commitments denominated in a foreign currency and net investments in foreign operations.  As with energy transactions, the circumstances and intent existing at the time of the transaction determine a contract's accounting designation, which is subsequently verified by an independent internal group on a daily basis.  The following is a summary of certain guidelines that have been provided to PPL's Finance Department, which is responsible for contract designation.

•
Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges.  Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in OCI and are amortized as a component of interest expense over the life of the debt.

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

•
Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges.  To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in the foreign currency translation adjustment component of OCI and will not be recorded in earnings until the investment is substantially liquidated.

•
Derivative transactions that do not qualify for hedge accounting treatment are marked to market through earnings.  These transactions generally hedge the earnings translation risk associated with any subsidiaries that report their financial statements in a currency other than the U.S. dollar.  As such, these transactions eliminate earnings volatility due solely to changes in foreign currency rates.

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

PPL and its subsidiaries have credit policies to manage its credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions, and the use of master netting agreements.  These agreements include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL may request the additional credit assurance in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.

(PPL)

At December 31, 2008, PPL had credit exposure of $2.6 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $558 million.  One of the counterparties accounted for 13% of this exposure and no other individual counterparty accounted for more than 10% of the exposure.  Ten counterparties accounted for $326 million, or 58%, of the total exposure.  Eight of these counterparties had an investment grade credit rating from S&P and accounted for 83% of the top 10 exposure.  The two counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts and are current on their obligations.

(PPL Energy Supply)

At December 31, 2008, PPL Energy Supply had credit exposure of $2.6 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting arrangements and collateral, PPL Energy Supply's credit exposure was reduced to $571 million.  One of the counterparties accounted for 13% of this exposure and no other individual counterparty accounted for more than 9% of the exposure.  Ten counterparties accounted for $326 million or 57% of the total exposure.  Eight of these counterparties had an investment grade credit rating from S&P and accounted for 83% of the top 10 exposure.  The two counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts and are current on their obligations.

PPL Energy Supply has credit exposure to PPL Electric under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load.  This exposure is excluded from the exposure discussed above.  See Note 16 for additional information on the related party credit exposure.

(PPL Electric)

At December 31, 2008, PPL Electric had no credit exposure as a result of its two solicitation bids in 2007 and two solicitation bids in 2008 for the 2010 PLR supply.  The successful bidders were nine suppliers, all of which had an investment grade credit rating from S&P.  PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process.

Additionally, PPL Electric has credit exposure to PPL Energy Supply under the PLR contracts.  This exposure is excluded from the exposure discussed above.  See Note 16 for additional information on the related party credit exposure.

PPL Electric's accounts receivable and revenues are primarily from customers in eastern and central Pennsylvania; as a result, there is a concentration of credit risk associated with this geographic concentration.  PPL Electric requires deposits from customers deemed to have higher credit risk.  This credit risk is also mitigated by the high number of customers and relatively low balances on an individual customer basis.  The net credit exposure at December 31, 2008 and 2007 was $405 million and $385 million.

20. Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents by reporting entity and by type.

	December 31, 2008
	PPL	PPL Energy Supply	PPL Electric
Current:
Funds deposited with Trustee to defease First Mortgage Bonds (a)	$1		$1
Deposits for trading purposes (b)	301	$301
Counterparty collateral	12	12
Client deposits	4
Miscellaneous	2	2
Total current	320	315	1
Noncurrent:
Required deposits of WPD (c)	13	13
Funds deposited with Trustee to defease First Mortgage Bonds (a)	14		14
Total noncurrent	27	13	14
	$347	$328	$15

	December 31, 2007
	PPL	PPL Energy Supply	PPL Electric
Current:
Collateral for letters of credit (d)	$41		$41
Deposits for trading purposes (b)	119	$119
Counterparty collateral	26	26
Client deposits	16
Miscellaneous	1	1	1
Total current	203	146	42
Noncurrent:
Required deposits of WPD (c)	18	18
PPL Transition Bond Company Indenture reserves (e)	42		42
Escrowed funds related to Exempt Facilities Revenue Bonds (f)	19	19
Total noncurrent	79	37	42
	$282	$183	$84

(a)	See Note 8 for discussion of the in-substance defeasance.
(b)	Represents margin posted by PPL EnergyPlus in connection with trading activities. The increase in 2008 is attributable to increases in commodity prices and transaction volume.
(c)	Primarily consists of insurance reserves.
(d)	Includes a deposit with a financial institution of funds from the asset-backed commercial paper program to fully collateralize letters of credit.
(e)	Credit enhancement for PPL Transition Bond Company's $2.4 billion Series 1999-1 Bonds to protect against losses or delays in scheduled payments.
(f)	Funds were escrowed and requisitioned from the Trustee as costs were incurred.

21. Goodwill and Other Intangible Assets

Goodwill (PPL and PPL Energy Supply)

Goodwill by segment at December 31 was:

	2008	2007	2006

Supply	$94	$94	$94
International Delivery	669	897	1,005
PPL Energy Supply	763	991	1,099
Pennsylvania Delivery			55
PPL	$763	$991	$1,154

The decrease of $228 million in 2008 compared with 2007, in the International Delivery segment was due to the effect of changes in foreign currency exchange rates.

The decrease of $108 million in 2007 compared with 2006, in the International Delivery segment reflects a $160 million decrease due to the sale of the Latin American businesses.  This decrease was partially offset by increases of $52 million primarily due to the effect of changes in foreign currency exchange rates.  The decrease of $55 million in the Pennsylvania Delivery segment was attributable to the transfer of goodwill associated with the natural gas distribution and propane businesses to "Assets held for sale" on the Balance Sheet as a result of the then-anticipated sale of these businesses.  See Note 10 for additional information.

Other Intangibles

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Land and transmission rights (a)	$244	$110	$235	$108
Emission allowances (b)	88		123
Lease arrangement and other (c) (d) (e)	330	22	109	41
Not subject to amortization due to indefinite life:
Land and transmission rights	16		15
Easements	67		78
	$745	$132	$560	$149

(a)	During 2007, PPL recorded a $23 million impairment of certain transmission rights. These rights were a component of the Supply segment.
(b)
Removed from the Balance Sheets and expensed when consumed or sold.  Consumption expense was $25 million, $108 million, and $34 million in 2008, 2007, and 2006.  Consumption of emission allowances is estimated at $7 million for 2009, $4 million for 2010, $4 million for 2011, $3 million for 2012, and $2 million for 2013.  See Note 15 for information on the CAIR's impact on emission allowances.

(c)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  These costs are expected to be amortized once the related assets are placed in service.  The increase from December 31, 2007 is primarily related to an intangible asset recorded in connection with a tolling agreement with an estimated amortization period of 13 years.  See Note 9 for additional information.

(d)
During 2008, PPL recorded a $22 million impairment of certain license development costs related to the Holtwood hydroelectric plant.  These costs were a component of the Supply segment.  See Note 9 for additional information.

(e)	The decrease in accumulated amortization in 2008 compared with 2007 is primarily related to the retirement of synfuel related assets.

Current intangible assets and long-term intangible assets are included in "Other intangibles" in their respective areas on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances, was $13 million for 2008, $7 million for 2007 and $9 million for 2006 and is estimated to be $29 million per year for 2009 through 2013.

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Land and transmission rights (a)	$42	$22	$43	$22
Emission allowances (b)	88		123
Lease arrangement and other (c) (d) (e)	330	22	109	41
Not subject to amortization due to indefinite life:
Easements	67		78
	$527	$44	$353	$63

(a)	During 2007, PPL Energy Supply recorded a $23 million impairment of certain transmission rights. These rights are a component of the Supply segment.
(b)
Removed from the Balance Sheets and expensed when consumed or sold.  Consumption expense was $25 million, $108 million, and $34 million in 2008, 2007, and 2006.  Consumption of emission allowances is estimated at $7 million for 2009, $4 million for 2010, $4 million for 2011, $3 million for 2012, and $2 million for 2013.  See Note 15 for information on the CAIR's impact on emission allowances.

(c)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  These costs are expected to be amortized once the related assets are placed in service.  The increase from December 31, 2007 is primarily related to an intangible asset recorded in connection with a tolling agreement with an estimated amortization period of 13 years.  See Note 9 for additional information.

(d)
During 2008, PPL Energy Supply recorded a $22 million impairment of certain license development costs related to the Holtwood hydroelectric plant.  These costs were a component of the Supply segment.  See Note 9 for additional information.

(e)	The decrease in accumulated amortization in 2008 compared with 2007 is primarily related to the retirement of synfuel related assets.

Current intangible assets and long-term intangible assets are presented as "Other intangibles" in their respective areas on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances, was $10 million for 2008 and $4 million for 2007 and 2006 and is estimated to be $26 million per year for 2009 through 2013.

(PPL Electric)

The gross carrying amount and the accumulated amortization of intangible assets were:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Subject to amortization:
Land and transmission rights	$203	$89	$192	$86
Not subject to amortization due to indefinite life:
Land and transmission rights	16		15
	$219	$89	$207	$86

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was $3 million for 2008 and $2 million for 2007 and 2006 and is estimated to be $3 million per year for 2009 through 2013.

(PPL, PPL Energy Supply and PPL Electric)

The annual provisions for amortization have been computed principally in accordance with the following weighted-average asset lives (in years):

Weighted-Average Life

Land and transmission rights	65
Emission allowances	3
Lease arrangement and other	23

Following are the weighted-average rates of amortization at December 31.

	2008	2007

Land and transmission rights	1.28%	1.22%
Emission allowances (a)
Lease arrangement and other	3.81%	4.91%

(a)	Expensed when consumed

PPL and its subsidiaries did not incur costs to renew or extend the term of acquired intangible assets during the period ending December 31, 2008.

22. Asset Retirement Obligations

(PPL and PPL Energy Supply)

As required by SFAS 143, PPL and PPL Energy Supply recorded various legal obligations to retire long-lived assets, the largest of which relates to the decommissioning of the Susquehanna plant.  Other AROs PPL and PPL Energy Supply recorded relate to significant interim retirements at the Susquehanna plant and various environmental requirements for coal piles, ash basins and other waste basin retirements at Susquehanna and other facilities.

PPL and PPL Energy Supply have recorded several conditional AROs, the most significant of which related to the removal and disposal of asbestos-containing material.

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

Other conditional AROs that were recorded related to treated wood poles, gas-filled plant and fluid-filled cables.  These obligations, required by U.K. law, had an insignificant impact on the financial statements.

PPL and PPL Energy Supply also identified legal retirement obligations associated with the retirement of a reservoir and certain transmission assets that could not be reasonably estimated due to indeterminable settlement dates.

The changes in the carrying amounts of AROs were:

	2008	2007

ARO at beginning of year	$376	$336
Accretion expense	29	27
New obligations incurred	12	9
Change in estimated cash flow or settlement date	(4)	11
Change in foreign currency exchange rates	(2)
Obligations settled	(22)	(7)
ARO at end of year	$389	$376

Changes in ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimates of the obligation.  In 2008, PPL Energy Supply changed estimated settlement dates and revised cost estimates for remediating several AROs, the most significant being the ash basins at the Montour and Brunner Island plants.  In addition, PPL Energy Supply recognized additional liabilities for asbestos-containing material at several plants.  In 2007, PPL and PPL Energy Supply changed estimated settlement dates on several AROs, the most significant being the ash basins at the Martins Creek plant.  The effect of these changes was to decrease the ARO liability and related plant balances by $4 million in 2008 and increase the ARO liability and related plant balances by $11 million in 2007.  The 2008 and 2007 income statement impact of these changes was insignificant.

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The expected cost to decommission the Susquehanna plant is based on a 2002 site-specific study that estimated the cost to dismantle and decommission each unit immediately following final shutdown.  PPL Susquehanna's 90% share of the total estimated cost of decommissioning the Susquehanna plant was approximately $936 million measured in 2002 dollars.  This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.

The accrued nuclear decommissioning obligation, as determined under the provisions of SFAS 143, was $322 million and $298 million at December 31, 2008 and 2007, and is included in "Asset retirement obligations" on the Balance Sheets.  The fair value of investments that are legally restricted for the decommissioning of the Susquehanna nuclear plant was $446 million and $555 million at December 31, 2008 and 2007, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 18 and 23 for additional information on the nuclear decommissioning trust funds.  Accretion expense, as determined under the provisions of SFAS 143, was $24 million in 2008, $22 million in 2007 and $21 million in 2006, and is included in "Other operation and maintenance" on the Statements of Income.

(PPL Electric)

PPL Electric has identified legal retirement obligations for the retirement of certain transmission assets that could not be reasonably estimated due to indeterminable settlement dates.  These assets are located on rights-of-way that allow the grantor to require PPL Electric to relocate or remove the assets.  Since this option is at the discretion of the grantor of the right-of-way, PPL Electric is unable to determine when these events may occur.

23. Available-for-Sale Securities

(PPL, PPL Energy Supply and PPL Electric)

In accordance with SFAS 115, PPL and its subsidiaries classify auction rate securities, certain short-term investments and securities held by the nuclear decommissioning trust funds as available-for-sale.  Available-for-sale securities are carried on the balance sheet at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.

(PPL and PPL Energy Supply)

The following tables show the gross unrealized gains recorded in AOCI and the related fair value of available-for-sale securities at December 31.  See Note 18 for additional information regarding the 2008 fair value of these securities.

	2008
	PPL		PPL Energy Supply
	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value

Cash and cash equivalents		$7		$7
Equity securities	$29	166	$29	166
Commingled equity index funds	2	85	2	85
Debt securities
U.S. Treasury	10	77	10	77
Municipality (a)	2	211	2	211
Corporate	2	33	2	33
Other (b)	1	41	1	36
Total debt securities	15	362	15	357
Total	$46	$620	$46	$615
(a)	For PPL and PPL Energy Supply, "Fair Value" includes $150 million of Exempt Facilities Revenue Bonds issued by PEDFA. See "Other" below for additional information on these securities.
(b)
For PPL and PPL Energy Supply, "Fair Value" includes $24 million and $19 million of auction rate securities .  The table excludes gross unrealized losses on these securities of $5 million for both PPL and PPL Energy Supply.  See "Auction Rate Securities" below for additional information.

	2007
	PPL		PPL Energy Supply
	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value

Cash and cash equivalents		$10		$10
Equity securities	$84	220	$84	220
Commingled equity index funds	52	136	52	136
Debt securities
U.S. Treasury	5	93	5	93
Municipality	1	53	1	53
Corporate	1	31	1	31
Other (a)		27		22
Total debt securities	7	204	7	199
Total	$143	$570	$143	$565

(a)	For PPL and PPL Energy Supply, "Fair Value" includes $15 million and $10 million of auction rate securities. See "Auction Rate Securities" below for additional information.

The following table shows scheduled maturity dates of debt securities held at December 31, 2008.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 5-10 Years	Maturity in Excess of 10 Years	Total

PPL	$12	$67	$58	$225	$362
PPL Energy Supply	12	67	58	220	357

The following table shows proceeds from and realized gains (losses) on sales of available-for-sale securities.

	2008	2007	2006

PPL
Proceeds from sales (a)	$323	$823	$611
Gross realized gains	19	15	10
Gross realized losses	(23)	(10)	(6)

PPL Energy Supply
Proceeds from sales (a)	$230	$759	$451
Gross realized gains	19	15	10
Gross realized losses	(23)	(10)	(6)

(a)
Includes $197 million, $175 million, and $211 million in 2008, 2007, and 2006 of proceeds from the sales of securities in the nuclear decommissioning trust funds that were reinvested in the trust.  These proceeds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust.  Due to the restricted nature of these investments, they are not included in cash and cash equivalents.

Net unrealized (losses) gains on available-for-sale securities associated with the period (decreased) increased AOCI by:

	2008	2007	2006

PPL
Pre-tax	$(105)	$19	$49
After-tax	(50)	11	13

PPL Energy Supply
Pre-tax	$(105)	$19	$49
After-tax	(50)	11	13

Net (losses) gains on available-for-sale securities reclassified from AOCI and realized in "Other Income - net" on the Statements of Income were:

	2008	2007	2006

PPL
Pre-tax	$(4)	$5	$6
After-tax	(2)	3	3

PPL Energy Supply
Pre-tax	$(4)	$5	$6
After-tax	(2)	3	3

(PPL Electric)

PPL Electric held no available-for-sale securities at December 31, 2008 and 2007.  Proceeds from the sale of available-for-sale securities were $90 million, $57 million and $143 million in 2008, 2007 and 2006.  PPL Electric did not incur any unrealized or realized gains (losses) during 2008, 2007 or 2006 as cost approximated fair value.

Nuclear Decommissioning

(PPL and PPL Energy Supply)

Beginning in January 1999, in accordance with the PUC Final Order, approximately $130 million of decommissioning costs are being recovered from PPL Electric's customers through the CTC over the 11-year life of the CTC rather than the remaining life of the Susquehanna nuclear plant.  The recovery includes a return on unamortized decommissioning costs.  Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues are passed on to PPL EnergyPlus.  Similarly, these revenues are passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.

Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can only be used for future decommissioning costs.  To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, which was effective for PPL and PPL Energy Supply beginning January 1, 2006.  Among other things, FSP FAS 115-1 and FAS 124-1 indicated that existing guidance, particularly SAB Topic 5M, should be used to determine if a decline in a security's value is other-than-temporary.  Clarification related to applying the guidance in SAB Topic 5M has established the ability to hold an investment until it recovers its value as a required element in determining if an individual security is other than temporarily impaired.  Based on this clarification and as a result of NRC requirements that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts, PPL Susquehanna has concluded that it is unable to demonstrate the ability to hold an impaired security until it recovers its value.  Accordingly, unrealized losses below cost of the securities represent other-than-temporary impairments and require a current period charge to earnings.  Unrealized gains continued to be recorded to OCI.  In 2006, PPL and PPL Energy Supply recorded a charge of $6 million ($3 million after tax, or $0.01 per share for PPL) to reflect the cumulative impact of the other-than-temporary impairment of affected securities.  Additional pre-tax charges of $36 million and $3 million for other-than-temporary impairments were recorded in 2008 and 2007.

Auction Rate Securities

(PPL and PPL Energy Supply)

At December 31, 2008, auction rate securities were recorded in "Investments - Other" on the Balance Sheet.  At December 31, 2007, auction rate securities were recorded in "Short-term investments" on the Balance Sheet.  See Note 18 for additional information on these securities.

Historically, the fair value of auction rate securities approximated their par value due to the frequent resetting of the interest rates through the auction process.  The auctions for these outstanding securities failed in the second, third and fourth quarters of 2008, and PPL and PPL Energy Supply continued to earn interest on these investments at contractually prescribed interest rates.

At December 31, 2008, the estimated fair value of these auction rate securities for PPL and PPL Energy Supply was $5 million lower than par value.  PPL and PPL Energy Supply intend and have the ability to hold these securities until they can be liquidated at par value.  Based upon the evaluation of available information, PPL and PPL Energy Supply believe these investments continue to be of high credit quality.  PPL and PPL Energy Supply do not anticipate having to sell these securities in order to fund operations.  Based on this assessment, the declines in fair value were deemed temporary due to general market conditions.  In 2008, unrealized losses of $5 million for both PPL and PPL Energy Supply have been recorded on these securities in OCI.  In 2007, no such unrealized gains (losses) were recorded on these securities, as cost approximated fair value.

Other

(PPL and PPL Energy Supply)

In December 2008, the PEDFA issued $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B due 2038 (Series 2008 Bonds) on behalf of PPL Energy Supply.  PPL Investment Company, a subsidiary of PPL Energy Supply, acted as the initial purchaser of the Series 2008 Bonds upon issuance.  PPL Energy Supply expects that the Series 2008 Bonds will be remarketed to unaffiliated investors in 2009, subject to market conditions.  At December 31, 2008, these investments were reflected in "Short-term investments" on the Balance Sheet.  No unrealized gains (losses) were recorded in 2008 on these securities, as the carrying value represented or approximated fair value.

(PPL and PPL Electric)

In October 2008, the PEDFA issued $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 (PPL Electric Series 2008 Bonds) on behalf of PPL Electric.  PPL Electric acted as the initial purchaser of the PPL Electric Series 2008 Bonds upon issuance.  PPL Electric remarketed the PPL Electric Series 2008 Bonds to unaffiliated investors in November 2008.  No realized or unrealized gains (losses) were recorded in 2008 on these securities, as the carrying value represented or approximated fair value.

24. Variable Interest Entities

(PPL and PPL Energy Supply)

In December 2001, a subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania.  This generation facility has a total capacity (winter rating) of 617 MW at December 31, 2008.  The owner/lessor of this generation facility, LMB Funding, LP, was created to own/lease the facility and incur the related financing costs.  The initial lease term commenced on the date of commercial operation, which occurred in May 2004, and ends in December 2013.  Under a residual value guarantee, if the generation facility is sold at the end of the lease term and the cash proceeds from the sale are less than the original acquisition cost, the subsidiary of PPL Energy Supply is obligated to pay up to 70.52% of the original acquisition cost.  This residual value guarantee protects the other variable interest holders from losses related to their investments.  As a result, LMB Funding, LP was determined to be a variable interest entity and the subsidiary of PPL Energy Supply was considered the primary beneficiary that consolidates this variable interest entity.  The lease financing, which includes $437 million of "Long-term Debt" and $18 million of "Minority Interest," at December 31, 2008, is secured by, among other things, the generation facility.  The debt matures at the end of the lease.  At December 31, 2008 and 2007, the facility, which was included in "Property, Plant and Equipment" and "Other intangibles" on the Balance Sheets, had a carrying value of $441 million, net of accumulated depreciation and amortization of $51 million and $40 million.  The carrying value includes leasehold improvements of $61 million and $51 million at December 31, 2008 and 2007 that are not owned by the variable interest entity.

Prior to February 2007, a subsidiary of PPL Energy Supply, WPD LLP, held a significant variable interest in SIUK Capital Trust I; however, it was not consolidated because WPD LLP was not the primary beneficiary.  SIUK Capital Trust I issued $82 million of 8.23% preferred securities maturing in February 2027 and invested the proceeds in 8.23% Subordinated Debentures maturing in February 2027 issued by SIUK Limited.  Thus, the preferred securities were supported by a corresponding amount of subordinated debentures.  SIUK Limited owned all of the common securities of SIUK Capital Trust I and guaranteed all of SIUK Capital Trust I's obligations under the preferred securities.  In 2003, SIUK Limited transferred its assets and liabilities, including the common securities of SIUK Capital Trust I and the obligations under the subordinated debentures, to WPD LLP. Therefore, WPD LLP guaranteed all of SIUK Capital Trust I's obligations under the preferred securities.  In February 2007, WPD LLP redeemed all of the 8.23% subordinated debentures due 2027 that were held by SIUK Capital Trust I.  SIUK Capital Trust I was formally terminated in May 2007.  See Note 16 for a discussion of the redemption of the Subordinated Debentures in February 2007 and a discussion of the presentation of the related party transactions.

25. New Accounting Standards Pending Adoption

(PPL, PPL Energy Supply and PPL Electric)

EITF 08-5

In September 2008, the FASB issued EITF 08-5.  EITF 08-5 applies to liabilities issued with an inseparable third-party credit enhancement when the liability is measured or disclosed at fair value on a recurring basis.  An issuer shall disclose the existence of a third-party credit enhancement, and the fair value measurement of the liability shall not include the effect of this third-party credit enhancement.

PPL and its subsidiaries will adopt EITF 08-5, prospectively, effective January 1, 2009. While this guidance will impact PPL and its subsidiaries' fair value disclosure of certain credit-enhanced debt instruments, it will not have a material impact on the financial statements.

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

During 2008, all of the Convertible Senior Notes were either converted at the election of the holders or redeemed at par as a result of PPL Energy Supply calling the notes for redemption.  See Note 8 for additional information about these Convertible Senior Notes.  Upon adoption, FSP APB 14-1 will require only retrospective application with regard to the Convertible Senior Notes since none of these notes are outstanding.  The retrospective application of this FSP will impact PPL in periods prior to 2006.  As such, PPL expects to reduce the 2008 opening balance of "Earnings reinvested" by $13 million with a corresponding increase to "Capital in excess of par value" upon adoption effective January 1, 2009.

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

PPL and its subsidiaries will adopt FSP EITF 03-6-1, retrospectively, effective January 1, 2009.  Early adoption is not permitted.  The retrospective application of this FSP will not have a material impact on PPL and its subsidiaries.

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS 132(R) to provide guidance on an employer's disclosures about plan assets of defined benefit plans.  The objectives of the disclosures are to provide users of financial statements with an understanding of:

•	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;
•	the major categories of plan assets;
•	the inputs and valuation techniques used to measure the fair value of plan assets;
•	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and
•	significant concentrations of risk within plan assets.

PPL and its subsidiaries will adopt FSP FAS 132(R)-1, prospectively, effective December 31, 2009.  FSP FAS 132(R)-1 was issued to provide greater transparency within disclosures; therefore, the adoption is not expected to have a material impact on PPL and its subsidiaries' financial statements.

SFAS 141(R)

In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141.  PPL and its subsidiaries will adopt SFAS 141(R), prospectively, effective January 1, 2009.  The most significant changes to business combination accounting pursuant to SFAS 141(R) includes requirements or amendments to:

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

The adoption of SFAS 141(R) will impact the accounting for business combinations for which the acquisition date is on or after January 1, 2009.  As noted above, it will also impact all changes to tax uncertainties and income tax valuation allowances established for business combinations that have occurred prior to January 1, 2009.  Early adoption is prohibited.  The January 1, 2009 adoption of SFAS 141(R) is not expected to have a significant impact on PPL and its subsidiaries; however, the impact in periods subsequent to adoption could be material.

SFAS 157

See Note 1 for information regarding PPL and its subsidiaries' election to defer the application of SFAS 157 for eligible nonfinancial assets and liabilities.

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

PPL and its subsidiaries will adopt SFAS 160, prospectively, effective January 1, 2009, concurrent with the adoption of SFAS 141(R), except for the presentation and disclosure requirements, which require retrospective application.  The adoption of SFAS 160 will not have a material impact on PPL and its subsidiaries' financial statements.

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

26. Cost Reduction Initiative

(PPL, PPL Energy Supply and PPL Electric)

On February 24, 2009, PPL announced that a cost reduction initiative has resulted in the elimination of approximately 200 management and staff positions across PPL's domestic operations, or approximately 6% of PPL's non-union, domestic workforce.  Most of the affected employees have been separated.

As a result of the workforce reductions, PPL will record a one-time after-tax charge of between $12 and $15 million, or $0.03 to $0.04 per share, for the three months ended March 31, 2009.  The costs to be incurred by PPL will consist primarily of enhanced pension and severance benefits under PPL’s Pension and Separation Policy.

As a result of the workforce reduction, PPL Energy Supply will record a one-time after-tax charge of between $7 and $9 million for the three months ended March 31, 2009.  Included in the charge is an allocation of the costs associated with the elimination of positions at PPL Services.

As a result of the workforce reduction, PPL Electric will record a one-time after-tax charge of between $5 and $6 million for the three months ended March 31, 2009.  Included in the charge is an allocation of the costs associated with the elimination of positions at PPL Services.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts		Deductions		Balance at End of Period
Reserves deducted from assets on the Balance Sheet

PPL Corporation
Uncollectible accounts including unbilled revenues
2008	$40	$29			$29	(a)	$40
2007	52	31			43	(a)	40
2006	90	33			71	(a) (b)	52
Deferred tax valuation allowance
2008	186				47	(c)	139
2007	189		$2		5		186
2006	148		44	(c)	3		189

PPL Energy Supply, LLC
Uncollectible accounts including unbilled revenues
2008	$22	$5			$1	(a)	$26
2007	31				9	(a)	22
2006	67	5			41	(a) (b)	31
Deferred tax valuation allowance
2008	174				47	(c)	127
2007	178		$2		6		174
2006	144		37	(c)	3		178

PPL Electric Utilities Corporation
Uncollectible accounts
2008	$18	$24			$28	(a)	$14
2007	19	29			30	(a)	18
2006	20	26			27	(a)	19

(a)	Primarily related to uncollectible accounts written-off.
(b)	Partially related to the reductions of reserves established for receivables from Enron.
(c)	Primarily related to the change in foreign net operating loss carryforwards including the change in foreign currency exchange rates.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$1,526	$1,024	$2,981	$2,513
Operating income	480	393	391	555
Income from continuing operations	246	189	208	279
Income (Loss) from discontinued operations	14	1	(5)	(2)
Net income	260	190	203	277
Basic earnings per common share: (b)
Income from continuing operations	0.66	0.51	0.55	0.75
Net income	0.70	0.51	0.54	0.74
Diluted earnings per common share: (b)
Income from continuing operations	0.65	0.50	0.55	0.74
Net income	0.69	0.50	0.54	0.74
Dividends declared per common share (c)	0.335	0.335	0.335	0.335
Price per common share:
High	$55.23	$54.00	$53.78	$37.88
Low	44.72	46.04	34.95	26.84

2007
Operating revenues	$1,546	$1,573	$1,774	$1,605
Operating income	389	378	521	395
Income from continuing operations	221	244	333	215
Income (Loss) from discontinued operations	(18)	101	(11)	203
Net income	203	345	322	418
Basic earnings per common share: (b)
Income from continuing operations	0.58	0.63	0.88	0.58
Net income	0.53	0.89	0.85	1.12
Diluted earnings per common share: (b)
Income from continuing operations	0.57	0.62	0.87	0.57
Net income	0.52	0.88	0.84	1.11
Dividends declared per common share (c)	0.305	0.305	0.305	0.305
Price per common share:
High	$41.53	$49.44	$52.79	$54.58
Low	34.43	40.87	45.40	46.36

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power.  In addition, earnings in 2008 and 2007 were affected by special items.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

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

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$1,134	$680	$2,620	$2,138
Operating income	364	308	281	445
Income from continuing operations	199	157	161	246
Income from discontinued operations	5
Net income	204	157	161	246

2007
Operating revenues	$1,160	$1,234	$1,413	$1,241
Operating income	269	290	424	319
Income from continuing operations	172	219	310	197
(Loss) income from discontinued operations	(25)	101	13	218
Net income	147	320	323	415

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power.  In addition, earnings in 2008 and 2007 were affected by special items.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2008
Operating revenues	$908	$800	$842	$851
Operating income	111	78	87	99
Net income	56	36	41	43
Income available to PPL	51	32	36	39

2007
Operating revenues	$902	$798	$855	$855
Operating income	111	78	82	79
Net income	57	34	40	32
Income available to PPL	52	30	35	28

(a)
PPL Electric's business is seasonal in nature, with peak sales periods generally occurring in the winter and summer months.  In addition, earnings in 2007 were affected by a special item.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 9A. CONTROLS AND PROCEDURES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a) Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2008, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 97.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of Ernst & Young LLP, the companies' independent registered public accounting firm regarding internal controls over financial reporting.  Management's report was not subject to attestation by the companies' registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office," "Board Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2009 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.  There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2008 Notice of Annual Meeting and Proxy Statement.  Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

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

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Nominees for Directors" in PPL Electric's 2009 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.  Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2009 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

Item 11 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors" and "Executive Compensation" in PPL Electric's 2009 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2009 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.  In addition, provided below in tabular format is information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	2,395,325 - ICP 1,632,046 - ICPKE 4,027,371 - Total	$33.08 - ICP $31.78 - ICPKE $32.55 - Combined	4,070,751 - ICP 10,315,979 - ICPKE 14,627,005 - DDCP 29,013,735 - Total

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

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP and ICPKE as of December 31, 2008.  In addition, as of December 31, 2008, the following other securities had been awarded and are outstanding under the ICP, ICPKE and DDCP:  75,400 shares of restricted stock and 520,780 restricted stock units under the ICP; 104,600 shares of restricted stock and 1,021,410 restricted stock units under the ICPKE; and 359,864 stock units under the DDCP.

(4)
Based upon the following aggregate award limitations under the ICP, ICPKE and DDCP: (a) under the ICP, 15,769,430 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (c) under the DDCP, 15,052,856 securities.  In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC

Item 12 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2009 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors"  in PPL's 2009 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and is incorporated herein by reference.

PPL Energy Supply, LLC

Item 13 is omitted as PPL Energy Supply meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

PPL Electric Utilities Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Nominations" in PPL Electric's 2009 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2008 and 2007" in PPL's 2009 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents an allocation of fees billed by Ernst & Young LLP (EY) to PPL for the fiscal years ended December 31, 2008 and 2007, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by EY.

	2008	2007
	(in thousands)

Audit fees (a)	$2,978	$2,880
Audit-related fees (b)	111	445
Tax fees (c)
All other fees (d)	64	38

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for due diligence work and for consultation to ensure appropriate accounting and reporting in connection with various business and financing transactions.

(c)	The independent auditor does not provide tax consulting and advisory services to PPL Energy Supply or any of its affiliates.

(d)
Fees related to access to an EY online accounting research tool, an audit of grant applications relating to network connections, training related to International Financial Reporting Standards, consultation with outside counsel regarding U.K. GAAP and miscellaneous regulatory consulting services.

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

The Audit Committee of PPL approved 100% of the 2008 and 2007 services provided by EY.

PPL Electric Utilities Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2008 and 2007" in PPL Electric's 2009 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2008, and which information is incorporated herein by reference.

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

Schedule II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2008.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings:  The 2009 annual meeting of shareowners of PPL Corporation will be held on Wednesday, May 20, 2009, at the Holiday Inn in Fogelsville, Pennsylvania, in Lehigh County.  The 2009 meeting for PPL Electric will be held on Thursday, May 21, 2009, at the offices of the company at Two North Ninth Street, Allentown, Pennsylvania.

Proxy and Information Statement Material:  A proxy statement or information statement, and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 27, 2009.

PPL Annual Report: The report is published and mailed in the beginning of April to all shareowners of record.  The latest annual report can be accessed at www.pplweb.com.  If you have more than one account, or if there is more than one investor in your household, you may call the PPL Shareowner Information Line to request that only one annual report be delivered to your address.  Please provide account numbers for all duplicate mailings.

Dividends:  Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock and preference stock by the PPL Electric Board of Directors, dividends are paid on the first day of April, July, October and January.  The 2009 record dates for dividends are expected to be March 10, June 10, September 10, and December 10.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account.

PPL Shareowner Information Line (1-800-345-3085): Shareowners can get detailed corporate and financial information 24 hours a day using the PPL Shareowner Information Line.  They can hear timely recorded messages about earnings, dividends and other company news releases; request information by fax; and request printed materials in the mail.  Other PPL publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q), will be mailed upon request, or write to:

Manager - PPL Investor Services
Two North Ninth Street (GENTW13)
Allentown, PA  18101

FAX:  610-774-5106
Via email:  invserv@pplweb.com

PPL's Web Site (www.pplweb.com):   Shareowners can access PPL Securities and Exchange Commission filings, corporate governance materials, news releases, stock quotes and historical performance.  Visitors to our Web site can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

Shareowner Inquiries:

Wells Fargo Shareowner Services
PPL Corporation Plan
161 North Concord Exchange
South St. Paul, MN  55075-1139

Toll Free:  1-800-345-3085
Outside U.S.:  651-453-2129
FAX:  651-450-4085
www.wellsfargo.com/shareownerservices

Online Account Access:  Registered shareowners can access account information by visiting www.shareowneronline.com.

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

4.40% Series Preferred Stock
(Code:  PPLPRA)

PPL Capital Funding, Inc.:
2007 Series A Junior Subordinated Notes due 2067
(Code:  PPL/67)

6.85% Senior Notes due 2047
(Code:  PLV)

Fiscal Agents:

Stock Transfer Agent and Registrar;
Dividend Reinvestment Plan Agent
Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN  55075-1139

Toll Free:  1-800-345-3085
Outside U.S.:  651-453-2129

Dividend Disbursing Office
PPL Investor Services
Two North Ninth Street (GENTW13)
Allentown, PA  18101

FAX:  610-774-5106
Via email:  invserv@pplweb.com

Or call the PPL Shareowner Information Line
Toll Free:  1-800-345-3085

Mortgage Bond Trustee
Transfer and Bond Interest Paying Agent
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN  37211

Toll Free:  1-800-735-7777
FAX:  615-835-2727

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

TITLE

By /s/ James H. Miller		Principal Executive Officer and Director
James H. Miller -
Chairman, President and
Chief Executive Officer

By /s/ Paul A. Farr		Principal Financial Officer
Paul A. Farr -
Executive Vice President and
Chief Financial Officer

By /s/ J. Matt Simmons, Jr.		Principal Accounting Officer
J. Matt Simmons, Jr. -
Vice President and Controller

Directors:

Frederick M. Bernthal	Stuart Heydt
John W. Conway	Craig A. Rogerson
E. Allen Deaver	W. Keith Smith
Louise K. Goeser	Keith H. Williamson
Stuart E. Graham

By /s/ James H. Miller
James H. Miller, Attorney-in-fact	Date: February 27, 2009

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

Date: February 27, 2009

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

/s/ Robert J. Grey
Robert J. Grey

Date: February 27, 2009

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation effective May 21, 2008 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 21, 2008)

3(b)-1	-
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

3(c)	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(d)	-	Amended and Restated Bylaws of PPL Corporation, effective May 21, 2008 (Exhibit 3.(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 21, 2008)

3(e)	-	Bylaws of PPL Electric Utilities Corporation, as amended and restated effective March 30, 2006 (Exhibit 3.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 2006)

3(f)	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(a)-1	-
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

4(a)-3	-
Amendment No. 2 to said Amended and Restated Employee Stock Ownership Plan, dated December 13, 2007 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

4(b)	-
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

4(c)-2	-	Supplement, dated as of May 18, 2004, to said Indenture (Exhibit 4.7 to Registration Statement Nos. 333-116478, 333-116478-01 and 333-116478-02)

4(c)-3	-	Supplement, dated as of July 1, 2007, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated July 16, 2007)

4(d)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(d)-2	-	Supplement, dated as of August 1, 2001, to said Indenture (Exhibit 4.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(d)-3	-	Supplement, dated as of May 1, 2003, to said Indenture (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2002)

4(d)-4	-	Supplement, dated as of February 1, 2005, to said Indenture (Exhibit 4(g)-5 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(d)-5	-	Supplement, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(d)-6	-	Supplement, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(d)-7	-	Supplement, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(d)-8	-	Supplement, dated as of October 1, 2008, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 20, 2008)

4(d)-9	-	Supplement, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(e)-1	-
Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(e)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(e)-3	-	Registration Rights Agreement, dated October 19, 2001, between PPL Energy Supply, LLC and the Initial Purchasers (Exhibit 4.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(e)-4	-	Supplement, dated as of August 15, 2004, to said Indenture (Exhibit 4(h)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(e)-5	-	Supplement, dated as of October 15, 2005, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(e)-6	-
Form of Note for PPL Energy Supply, LLC's $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(e)-7	-	Supplement, dated as of May 1, 2006, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(e)-8	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(e)-9	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(e)-10	-	Supplement, dated as of December 1, 2006, to said Indenture (Exhibit 4(f)-10 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

4(e)-11	-	Supplement, dated as of December 1, 2007, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 18, 2007)

4(e)-12	-	Supplement, dated as of March 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated March 14, 2008)

4(e)-13	-	Supplement, dated as of July 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated July 21, 2008)

4(f)-1	-
Trust Deed constituting £200 million 5.875 percent Bonds due 2027, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited (Exhibit 4(o)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(f)-2	-
Supplement, dated May 27, 2003, to said Trust Deed, constituting £50 million 5.875 percent Bonds due 2027 (Exhibit 4(o)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(g)-1	-
Indenture, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank, as Trustee (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(g)-2	-
Registration Rights Agreement, dated as of February 26, 2004, among PPL Corporation, PPL Capital Funding, Inc. and the Representatives of the Initial Purchasers (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2004)

4(h)	-
Trust Deed constituting £105 million 1.541 percent Index-Linked Notes due 2053, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(i) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(i)	-
Trust Deed constituting £120 million 1.541 percent Index-Linked Notes due 2056, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(j) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(j)	-
Trust Deed constituting £225 million 4.80436 percent Notes due 2037, dated December 21, 2006, between Western Power Distribution (South Wales) plc and HSBC Trustee (CI) Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(k)-1	-
Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(k)-2	-	Supplement, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

10(a)	-
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

10(k)-1	-
Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser (Exhibit 10(a) to PPL Corporation and PPL Energy Supply, LLC Form 10-Q Reports (File Nos. 1-11459 and 333-74794) for the quarter ended June 30, 2004)

10(k)-2	-
Amendment No. 1, dated December 14, 2004, to said Asset Purchase Agreement (Exhibit 99.1 to PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated December 15, 2004)

10(l)-1	-
Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

10(l)-2	-
Amendment No. 1 to Receivables Sale Agreement, dated as of August 5, 2008, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 6, 2008)

10(l)-3	-
Credit and Security Agreement, dated as of August 5, 2008, among PPL Receivables Corporation, PPL Electric Utilities Corporation, Victory Receivables Corporation, the Liquidity Banks from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 6, 2008)

10(m)	-
$300 Million Demand Loan Agreement, dated as of August 20, 2004, among CEP Lending, Inc. and PPL Energy Funding Corporation (Exhibit 10(dd) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(n)-1	-
Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2005)

10(n)-2	-	First Amendment to said Reimbursement Agreement, dated as of June 16, 2005 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(n)-3	-	Second Amendment to said Reimbursement Agreement, dated as of September 1, 2005 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2005)

10(n)-4	-	Third Amendment to said Reimbursement Agreement, dated as of March 30, 2006 (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

10(n)-5	-	Fourth Amendment to said Reimbursement Agreement, dated as of April 12, 2006 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2006)

10(n)-6	-	Fifth Amendment to said Reimbursement Agreement, dated as of November 1, 2006 (Exhibit 10(q)-6 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(n)-7	-	Sixth Amendment to said Reimbursement Agreement, dated as of March 29, 2007 (Exhibit 10(q)-7 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2007)

10(n)-8	-	Seventh Amendment to said Reimbursement Agreement, dated as of March 1, 2008 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2008)

10(o)	-
Amended and Restated £150 million Credit Agreement, dated as of October 15, 2005, among Western Power Distribution (South West) plc and the banks named therein (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(p)-1	-
$300 Million Five-Year Letter of Credit and Revolving Credit Agreement, dated as of December 15, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(p)-2	-
First Amendment to said Letter of Credit and Revolving Credit Agreement, dated as of December 29, 2006 (Exhibit 10(t)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(q)-1	-
$300 Million Five-Year Letter of Credit and Reimbursement Agreement, dated as of December 15, 2005, among PPL Energy Supply and the banks named therein (Exhibit 10(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(q)-2	-
First Amendment to said Letter of Credit and Reimbursement Agreement, dated as of December 29, 2006 (Exhibit 10(u)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(r)	-
$385 million 364-Day Credit Agreement, dated as of September 10, 2008, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated September 16, 2008)

10(s)-1	-
$200 million Third Amended and Restated Five-Year Credit Agreement, dated as of May 4, 2007, among PPL Electric Utilities Corporation and the banks named therein (Exhibit 10(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 9, 2007)

10(s)-2	-
First Amendment to Third Amended and Restated Credit Agreement, dated as of December 3, 2008, by and among PPL Electric Utilities Corporation, certain of the lenders party to the Third Amended and Restated Credit Agreement dated as of May 4, 2007 and Wachovia Bank, National Association, as administrative agent (Exhibit 99.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) December 4, 2008)

10(t)-1	-
$3.4 billion Second Amended and Restated Five-Year Credit Agreement, dated as of May 4, 2007, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated May 9, 2007)

10(t)-2	-
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 3, 2008, by and among PPL Energy Supply, LLC, certain of the lenders party to the Second Amended and Restated Credit Agreement dated as of May 4, 2007 and Wachovia Bank, National Association, as administrative agent (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated December 4, 2008)

10(u)	-
£150 million Credit Agreement, dated as of January 24, 2007, among Western Power Distribution Holdings Limited and the banks named therein (Exhibit 10(y) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(v)-1	-
Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(ff) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(v)-2	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

10(v)-3	-
Exempt Facilities Loan Agreement, dated as of December 1, 2007, between Pennsylvania Economic Development Financing Authority and PPL Energy Supply, LLC (Exhibit 10(y) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2007)

10(v)-4	-
Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

*10(w)-1	-	Series 2008A Exempt Facilities Loan Agreement, dated as of December 1, 2008, between Pennsylvania Economic Development Finance Authority and PPL Energy Supply, LLC

*10(w)-2	-	Series 2008B Exempt Facilities Loan Agreement, dated as of December 1, 2008, between Pennsylvania Economic Development Finance Authority and PPL Energy Supply, LLC

[_]10(x)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(x)-2	-
Amendment No. 1 to said Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(x)-3	-
Amendment No. 2 to said Amended and Restated Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(x)-4	-
Amendment No. 3 to said Amended and Restated Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

*[_]10(x)-5	-	Amendment No. 4 to said Amended and Restated Directors Deferred Compensation Plan, dated as of May 1, 2008

[_]10(y)-1	-	Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee

[_]10(y)-2	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(y)-3	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(y)-4	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(z)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(z)-2	-
Amendment No. 1 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(z)-3	-
Amendment No. 2 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 22,  2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

*[_]10(z)-4	-	Amendment No. 3 to said Amended and Restated Officers Deferred Compensation Plan, dated as of June 1, 2008

[_]10(aa)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(aa)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(aa)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(aa)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

*[_]10(aa)-5	-	Amendment No. 4 to said Supplement Executive Retirement Plan, dated as of December 9, 2008

[_]10(bb)-1	-	Incentive Compensation Plan, amended and restated effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(bb)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(bb)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(bb)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(bb)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

*[_]10(bb)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008

[_]10(bb)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(bb)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(bb)-9	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan pursuant to PPL Corporation Cash Incentive Premium Exchange Program (Exhibit 10(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(cc)-1	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(cc)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005

[_]10(cc)-3	-
Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(cc)-4	-
Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(q) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

*[_]10(cc)-5	-	Amendment No. 4 to said Incentive Compensation Plan for Key Employees, dated as of December 15, 2008

[_]10(dd)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated March 20, 2006)

[_]10(ee)	-
Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(ff)	-
Employment letter dated December 19, 2005 between PPL Services Corporation and Jerry Matthews Simmons, Jr. (Exhibit 10(jj) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(gg)	-	Employment letter dated May 31, 2006 between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(hh)	-
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

[_]10(jj)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. Champagne, Farr, Miller and Shriver (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(kk)	-
Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ll)	-
Form of Performance Unit Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(mm)	-	2008 compensation matters regarding PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated January 30, 2008)

[_]10(nn)	-	2008 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated January 30, 2008)

[_]10(oo)	-	Establishment of 2008 annual performance goals and business criteria for incentive awards to PPL Corporation Named Executive Officers (PPL Corporation Form 8-K (File No. 1-11459) dated April 2, 2008)

[_]10(pp)	-
Establishment of 2008 annual performance goals and business criteria for incentive awards to PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated April 2, 2008)

[_]10(qq)	-	2009 compensation matters regarding PPL Corporation Named Executive Officers (PPL Corporation Form 8-K Report (File No. 1-11459) dated January 28, 2009)

[_]10(rr)	-	2009 compensation matters regarding PPL Electric Utilities Corporation Named Executive Officers (PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated January 28, 2009)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*21(a)	-	Subsidiaries of PPL Corporation

*21(b)	-	Subsidiaries of PPL Electric Utilities Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	Examples of Wholesale Energy, Fuel and Emission Allowance Price Fluctuations - 2004 through 2008