Form 10-Q
period 2009-03-31
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2009-05-01
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

PPL Corporation	Yes	No
PPL Energy Supply, LLC	Yes	No
PPL Electric Utilities Corporation	Yes	No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 376,049,177 shares outstanding at April 24, 2009.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 24, 2009.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

Hyder - Hyder Limited, a subsidiary of WPDL that was the previous owner of South Wales Electricity plc.  In March 2001, South Wales Electricity plc was acquired by WPDH Limited and renamed WPD (South Wales).  The Hyder non-electricity delivery businesses are substantially liquidated.

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

PPL Investment Corp. - PPL Investment Corporation, a subsidiary of PPL Energy Supply.

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

Other terms and abbreviations

£ - British pounds sterling.

2008 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2008.

A.M. Best - A.M. Best Company, a company that reports on the financial condition of insurance companies.

AMT - alternative minimum tax.

AOCI - accumulated other comprehensive income or loss.

APB - Accounting Principles Board.

ARB - Accounting Research Bulletin.

ARO - asset retirement obligation.

Baseload generation - includes the output provided by PPL's nuclear, coal, hydroelectric and qualifying facilities.

Basis - the commodity price differential between two locations, products or time periods.

Bcf - billion cubic feet.

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

DOE - Department of Energy, a U.S. government agency.

DRIP - Dividend Reinvestment Plan.

Economic Stimulus Package - The American Recovery and Reinvestment Act of 2009, generally referred to as the federal economic stimulus package, which was signed into law in February 2009.

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

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

Intermediate and peaking generation - includes the output provided by PPL Energy Supply's oil- and natural gas-fired units.

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

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.

NRC - Nuclear Regulatory Commission, the federal agency that regulates nuclear power facilities.

NUGs (Non-Utility Generators) - generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

OCI - other comprehensive income or loss.

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

RFC - ReliabilityFirst Corporation (the regional reliability entity that replaced the Mid-Atlantic Area Coordination Council).

RMC - Risk Management Committee.

Sarbanes-Oxley Act of 2002 - sets requirements for management's assessment of internal controls for financial reporting.  It also requires an independent auditor to make its own assessment.

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

S&P - Standard & Poor's Ratings Services.

Smart grid - an electricity distribution system that allows for information to flow from a customer's electric meter in two directions.  The goal of a smart grid is to use technologies to increase power grid efficiency, reliability, and flexibility.

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

VaR - value-at-risk.

Accounting Pronouncements

EITF 87-24 - Allocation of Interest to Discontinued Operations.

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

FSP APB 14-1 - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).

FSP EITF 03-6-1 - Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

FSP FAS 107-1 and APB 28-1 - Interim Disclosures about Fair Value of Financial Instruments.

FSP FAS 115-2 and FAS 124-2 - Recognition and Presentation of Other-Than-Temporary Impairments.

FSP FAS 132(R)-1 - Employers' Disclosures about Postretirement Benefit Plan Assets.

FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Topic 5M - Other Than Temporary Impairment of Certain Investments in Equity Securities, previously entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.

SFAS 107 - Disclosures about Fair Value of Financial Instruments.

SFAS 132(R) - Employers' Disclosures about Pensions and Other Postretirement Benefits.

SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted.

SFAS 141(R) - Business Combinations (revised 2007).

SFAS 157 - Fair Value Measurements, as amended.

SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2008 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply availability;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, emission allowances and delivered fuel;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their affect on pension, retiree medical and nuclear decommissioning liabilities;
•	the impact of the current financial and economic downturn;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	asset acquisitions and dispositions.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply and PPL Electric on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply or PPL Electric to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply and PPL Electric undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)
	Three Months Ended March 31,
	2009	2008
Operating Revenues
Utility	$1,065	$1,120
Unregulated retail electric and gas	42	34
Wholesale energy marketing
Realized	813	438
Unrealized economic activity (Note 14)	352	(180)
Net energy trading margins	(12)	(2)
Energy-related businesses	99	116
Total	2,359	1,526

Operating Expenses
Operation
Fuel	258	240
Energy purchases
Realized	684	317
Unrealized economic activity (Note 14)	269	(259)
Other operation and maintenance	373	377
Amortization of recoverable transition costs	84	76
Depreciation	110	112
Taxes, other than income	73	75
Energy-related businesses	91	108
Total	1,942	1,046

Operating Income	417	480

Other Income - net	19	8

Interest Expense	89	108

Income from Continuing Operations Before Income Taxes	347	380

Income Taxes	101	129

Income from Continuing Operations After Income Taxes	246	251

Income from Discontinued Operations (net of income taxes)		14

Net Income	246	265

Net Income Attributable to Noncontrolling Interests	5	5

Net Income Attributable to PPL Corporation	$241	$260

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$241	$246
Income from Discontinued Operations (net of income taxes)		14
Net Income	$241	$260

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Corporation Common Shareowners:
Basic	$0.64	$0.65
Diluted	$0.64	$0.65
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.64	$0.69
Diluted	$0.64	$0.69

Dividends Declared Per Share of Common Stock	$0.345	$0.335

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	375,112	372,782
Diluted	375,409	375,002

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$246	$265
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	110	112
Amortization of recoverable transition costs and other	93	94
Unrealized gains on derivatives and other hedging activities	(103)	(63)
Deferred income taxes and investment tax credits	(12)	(38)
Gains related to the extinguishment of notes	(29)
Impairment of assets	51	3
Other	16	31
Change in current assets and current liabilities
Accounts receivable	(9)	61
Accounts payable	(99)	(52)
Fuel, materials and supplies	(12)	28
Prepayments	(107)	(107)
Taxes	51	137
Counterparty collateral deposits	137	33
Other	(35)	(61)
Other operating activities
Other assets	(6)	11
Other liabilities	18	(30)
Net cash provided by operating activities	310	424

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(270)	(315)
Expenditures for intangible assets	(30)	(38)
Proceeds from the sale of intangible assets	4	1
Purchases of nuclear plant decommissioning trust investments	(94)	(47)
Proceeds from the sale of nuclear plant decommissioning trust investments	87	40
Purchases of other investments		(50)
Proceeds from the sale of other investments		25
Net decrease (increase) in restricted cash and cash equivalents	156	(78)
Other investing activities	(3)
Net cash used in investing activities	(150)	(462)

Cash Flows from Financing Activities
Issuance of long-term debt		399
Retirement of long-term debt	(421)	(91)
Issuance of common stock	16	4
Repurchase of common stock due to the repurchase program		(38)
Payment of common stock dividends	(126)	(113)
Net decrease in short-term debt	(90)	(50)
Other financing activities	(8)	(3)
Net cash (used in) provided by financing activities	(629)	108

Effect of Exchange Rates on Cash and Cash Equivalents		(2)

Net (Decrease) Increase in Cash and Cash Equivalents	(469)	68
Cash and Cash Equivalents at Beginning of Period	1,100	430
Cash and Cash Equivalents included in Assets Held for Sale		(3)
Cash and Cash Equivalents at End of Period	$631	$495

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$631	$1,100
Short-term investments	150	150
Restricted cash and cash equivalents	164	320
Accounts receivable (less reserve: 2009, $35; 2008, $36)
Customer	488	456
Other	50	77
Unbilled revenues	564	599
Fuel, materials and supplies	349	337
Prepayments	189	84
Price risk management assets	1,818	1,224
Other intangibles	29	17
Other	19	19
Total Current Assets	4,451	4,383

Investments
Investment in unconsolidated affiliates - at equity	48	47
Nuclear plant decommissioning trust funds	425	446
Other	25	29
Total Investments	498	522

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	7,867	8,046
Generation	9,660	9,588
General	843	840
	18,370	18,474
Construction work in progress	1,190	1,131
Nuclear fuel	443	428
Electric plant	20,003	20,033
Gas and oil plant	68	68
Other property	149	156
	20,220	20,257
Less: accumulated depreciation	7,938	7,882
Total Property, Plant and Equipment	12,282	12,375

Regulatory and Other Noncurrent Assets
Regulatory assets	649	737
Goodwill	715	763
Other intangibles	606	637
Price risk management assets	1,986	1,392
Other	603	596
Total Regulatory and Other Noncurrent Assets	4,559	4,125

Total Assets	$21,790	$21,405

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt	$581	$679
Long-term debt	495	696
Accounts payable	663	766
Above market NUG contracts	19	25
Taxes	127	77
Interest	129	130
Dividends	134	131
Price risk management liabilities	1,777	1,324
Other	685	474
Total Current Liabilities	4,610	4,302

Long-term Debt	6,781	7,142

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,744	1,764
Price risk management liabilities	1,190	836
Accrued pension obligations	860	899
Asset retirement obligations	392	389
Other	657	677
Total Deferred Credits and Other Noncurrent Liabilities	4,843	4,565

Commitments and Contingent Liabilities (Note 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,228	2,196
Earnings reinvested	3,973	3,862
Accumulated other comprehensive loss	(968)	(985)
Total PPL Corporation Shareowners' Common Equity	5,237	5,077
Noncontrolling Interests	319	319
Total Equity	5,556	5,396

Total Liabilities and Equity	$21,790	$21,405

(a)	780 million shares authorized; 376 million and 375 million shares issued and outstanding at March 31, 2009 and December 31, 2008.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	PPL Corporation Shareowners
	Common stock shares outstanding	Common stock	Capital in excess of par value	Earnings reinvested	Accumulated other comprehensive loss	Non-controlling interests	Total

December 31, 2008 (a)	374,581	$4	$2,196	$3,862	$(985)	$319	$5,396
Common stock issued (b)	1,050		34				34
Common stock repurchased	(34)		(1)				(1)
Stock-based compensation			(1)				(1)
Net income				241		5	246
Dividends, dividend equivalents and distributions (c)				(130)		(5)	(135)
Other comprehensive income (d)					17		17
March 31, 2009	375,597	$4	$2,228	$3,973	$(968)	$319	$5,556

December 31, 2007 (a)	373,271	$4	$2,185	$3,435	$(68)	$320	$5,876
Common stock issued (b)	534		7				7
Common stock repurchased	(824)		(39)				(39)
Stock-based compensation			17				17
Net income				260		5	265
Dividends, dividend equivalents and distributions (c)				(125)		(5)	(130)
Other comprehensive loss (d)					(92)		(92)
March 31, 2008	372,981	$4	$2,170	$3,570	$(160)	$320	$5,904

(a)	"Capital in excess of par value" and "Earnings reinvested" have been adjusted by $13 million in accordance with FSP ABP 14-1. See Note 2 for additional information.
(b)
The three months ended March 31, 2009, includes common stock shares issued through the ICP, ICPKE, DRIP, ESOP, and directors retirement plan.  The three months ended March 31, 2008, includes common stock shares issued through the ICP, ICPKE, directors retirement plan, and the 2-5/8% Convertible Senior Notes.  "Capital in excess of par value" for the three months ended March 31, 2009, includes $7 million for a company contribution to the ESOP.

(c)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends and distributions to noncontrolling interests.

		Three Months Ended
		March 31,
		2009	2008
(d)	Net income (e)	$246	$265
	Other comprehensive income (loss), net of tax expense (benefit):
	Foreign currency translation adjustments, net of tax of $0, $1	(92)	(59)
	Net unrealized loss on available-for-sale securities, net of tax of $(6), $(15)	(6)	(14)
	Net unrealized gain (loss) on qualifying derivatives, net of tax of $123, $(33)	182	(43)
	Reclassifications to net income:
	Available-for-sale securities, net of tax of $1, $1	1	1
	Qualifying derivatives, net of tax of $(43), $14	(73)	17
	Defined benefit plans, net of tax of $3, $4	5	6
	Total other comprehensive income (loss) attributable to PPL Corporation	17	(92)
	Comprehensive income	263	173
	Comprehensive income attributable to noncontrolling interests	5	5
	Comprehensive income attributable to PPL Corporation	$258	$168

(e)	2009 and 2008 includes $5 million of net income attributable to noncontrolling interests.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2009	2008
Operating Revenues
Wholesale energy marketing
Realized	$813	$438
Unrealized economic activity (Note 14)	352	(180)
Wholesale energy marketing to affiliate	497	489
Utility	176	241
Unregulated retail electric and gas	42	34
Net energy trading margins	(12)	(2)
Energy-related businesses	96	114
Total	1,964	1,134

Operating Expenses
Operation
Fuel	258	240
Energy purchases
Realized	652	276
Unrealized economic activity (Note 14)	269	(259)
Energy purchases from affiliate	20	28
Other operation and maintenance	282	283
Depreciation	74	77
Taxes, other than income	20	19
Energy-related businesses	89	106
Total	1,664	770

Operating Income	300	364

Other Income - net	13	6

Interest Income from Affiliates	1	5

Interest Expense	56	71

Income from Continuing Operations Before Income Taxes	258	304

Income Taxes	67	105

Income from Continuing Operations After Income Taxes	191	199

Income from Discontinued Operations (net of income taxes)		5

Net Income Attributable to PPL Energy Supply	$191	$204

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$191	$204
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	74	77
Unrealized gains on derivatives and other hedging activities	(103)	(66)
Deferred income taxes and investment tax credits	44	11
Gains related to the extinguishment of notes	(25)
Impairment of assets	47	3
Other	(2)	35
Change in current assets and current liabilities
Accounts receivable	45	100
Accounts payable	(95)	(57)
Fuel, materials and supplies	(12)	10
Taxes	4	135
Counterparty collateral deposits	125	33
Other	(49)	(13)
Other operating activities
Other assets	(4)	5
Other liabilities	5	(26)
Net cash provided by operating activities	245	451

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(205)	(255)
Expenditures for intangible assets	(28)	(34)
Proceeds from the sale of intangible assets	4	1
Purchases of nuclear plant decommissioning trust investments	(94)	(47)
Proceeds from the sale of nuclear plant decommissioning trust investments	87	40
Purchases of other investments		(47)
Proceeds from the sale of other investments		22
Net decrease (increase) in restricted cash and cash equivalents	159	(82)
Other investing activities		(1)
Net cash used in investing activities	(77)	(403)

Cash Flows from Financing Activities
Issuance of long-term debt		399
Retirement of long-term debt	(220)	(9)
Distributions to Member	(296)	(492)
Net increase (decrease) in short-term debt	5	(50)
Other financing activities	(2)	(3)
Net cash used in financing activities	(513)	(155)

Effect of Exchange Rates on Cash and Cash Equivalents		(2)

Net Decrease in Cash and Cash Equivalents	(345)	(109)
Cash and Cash Equivalents at Beginning of Period	464	355
Cash and Cash Equivalents at End of Period	$119	$246

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$119	$464
Short-term investments	150	150
Restricted cash and cash equivalents	157	315
Accounts receivable (less reserve: 2009, $21; 2008, $21)
Customer	194	220
Other	46	66
Unbilled revenues	411	408
Accounts receivable from affiliates	156	159
Collateral on PLR energy supply to affiliate	300	300
Fuel, materials and supplies	313	301
Prepayments	43	71
Price risk management assets	1,805	1,221
Other intangibles	29	17
Other	7	6
Total Current Assets	3,730	3,698

Investments
Investment in unconsolidated affiliates - at equity	48	47
Nuclear plant decommissioning trust funds	425	446
Other	19	21
Total Investments	492	514

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	3,333	3,540
Generation	9,660	9,588
General	261	286
	13,254	13,414
Construction work in progress	1,099	1,031
Nuclear fuel	443	428
Electric plant	14,796	14,873
Gas and oil plant	68	68
Other property	147	154
	15,011	15,095
Less: accumulated depreciation	5,967	5,935
Total Property, Plant and Equipment	9,044	9,160

Other Noncurrent Assets
Goodwill	715	763
Other intangibles	474	507
Price risk management assets	1,943	1,346
Other	483	481
Total Other Noncurrent Assets	3,615	3,097

Total Assets	$16,881	$16,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt	$581	$584
Accounts payable	600	684
Accounts payable to affiliates	56	62
Above market NUG contracts	19	25
Taxes	34	31
Interest	100	88
Deferred revenue on PLR energy supply to affiliate	9	12
Price risk management liabilities	1,776	1,313
Other	548	357
Total Current Liabilities	3,723	3,156

Long-term Debt	4,840	5,196

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,140	1,110
Price risk management liabilities	1,190	836
Accrued pension obligations	504	556
Asset retirement obligations	392	389
Other	378	414
Total Deferred Credits and Other Noncurrent Liabilities	3,604	3,305

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	4,696	4,794
Noncontrolling interests	18	18
Total Equity	4,714	4,812

Total Liabilities and Equity	$16,881	$16,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Member's equity	Non-controlling interests	Total

December 31, 2008	$4,794	$18	$4,812
Net income	191		191
Other comprehensive income (a)	7		7
Distributions to member	(296)		(296)
March 31, 2009	$4,696	$18	$4,714

December 31, 2007	$5,205	$19	$5,224
Net income	204		204
Other comprehensive loss (a)	(87)		(87)
Distributions to member	(492)		(492)
March 31, 2008	$4,830	$19	$4,849
		Three Months Ended
		March 31,
		2009	2008
(a)	Net income	$191	$204
	Other comprehensive income (loss), net of tax expense (benefit):
	Foreign currency translation adjustments, net of tax of $0, $1	(92)	(59)
	Net unrealized loss on available-for-sale securities, net of tax of $(6), $(15)	(6)	(14)
	Net unrealized gain (loss) on qualifying derivatives, net of tax of $115, $(31)	171	(41)
	Reclassifications to net income:
	Available-for-sale securities, net of tax of $1, $1	1	1
	Qualifying derivatives, net of tax of $(43), $15	(71)	20
	Defined benefit plans, net of tax of $3, $3	4	6
	Total other comprehensive income (loss) attributable to PPL Energy Supply	7	(87)
	Comprehensive income attributable to PPL Energy Supply	$198	$117

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2009	2008
Operating Revenues
Retail electric	$890	$880
Wholesale electric to affiliate	20	28
Total	910	908

Operating Expenses
Operation
Energy purchases	32	41
Energy purchases from affiliate	497	489
Other operation and maintenance	106	103
Amortization of recoverable transition costs	84	76
Depreciation	33	32
Taxes, other than income	52	56
Total	804	797

Operating Income	106	111

Other Income - net	2	2

Interest Income from Affiliate	2	3

Interest Expense	28	26

Interest Expense with Affiliate	1	3

Income Before Income Taxes	81	87

Income Taxes	27	31

Net Income (a)	54	56

Dividends on Preferred Securities	5	5

Net Income Available to PPL Corporation	$49	$51

(a)	Comprehensive income approximates net income.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities
Net income	$54	$56
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	33	32
Amortization of recoverable transition costs and other	89	82
Deferred income taxes and investment tax credits	(50)	(15)
Other	13	4
Change in current assets and current liabilities
Accounts receivable	(56)	(68)
Accounts payable	(10)	(38)
Prepayments	(131)	(115)
Unbilled revenue	38	21
Accrued taxes	40	12
Other	20	(13)
Other operating activities
Other assets	3	(1)
Other liabilities	5	20
Net cash provided by (used in) operating activities	48	(23)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(61)	(54)
Net decrease in note receivable from affiliate		277
Net increase in restricted cash and cash equivalents		(1)
Other investing activities		(3)
Net cash (used in) provided by investing activities	(61)	219

Cash Flows from Financing Activities
Retirement of long-term debt		(82)
Payment of common dividends to PPL	(25)	(18)
Net decrease in short-term debt	(95)
Payment of dividends on preferred securities	(5)	(5)
Net cash used in financing activities	(125)	(105)

Net (Decrease) Increase in Cash and Cash Equivalents	(138)	91
Cash and Cash Equivalents at Beginning of Period	483	33
Cash and Cash Equivalents at End of Period	$345	$124

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$345	$483
Restricted cash and cash equivalents	1	1
Accounts receivable (less reserve: 2009, $14; 2008, $14)
Customer	292	233
Other	4	11
Unbilled revenues	152	190
Accounts receivable from affiliates	12	8
Note receivable from affiliate	300	300
Prepayments	138	7
Prepayment on PLR energy supply from affiliate	9	12
Other	53	50
Total Current Assets	1,306	1,295

Property, Plant and Equipment
Electric plant in service
Transmission and distribution	4,534	4,506
General	511	489
	5,045	4,995
Construction work in progress	77	79
Electric plant	5,122	5,074
Other property	2	2
	5,124	5,076
Less: accumulated depreciation	1,946	1,924
Total Property, Plant and Equipment	3,178	3,152

Regulatory and Other Noncurrent Assets
Recoverable transition costs	197	281
Intangibles	132	130
Taxes recoverable through future rates	251	250
Recoverable costs of defined benefit plans	189	192
Other	114	116
Total Regulatory and Other Noncurrent Assets	883	969

Total Assets	$5,367	$5,416

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt		$95
Long-term debt	$495	495
Accounts payable	44	57
Accounts payable to affiliates	192	186
Taxes	105	65
Collateral on PLR energy supply from affiliate	300	300
Other	145	124
Total Current Liabilities	1,281	1,322

Long-term Debt	1,274	1,274

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	721	767
Accrued pension obligations	214	209
Other	207	198
Total Deferred Credits and Other Noncurrent Liabilities	1,142	1,174

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	581	557
Total Shareowners' Equity	1,670	1,646

Total Liabilities and Equity	$5,367	$5,416

(a)	170 million shares authorized; 66 million shares issued and outstanding at March 31, 2009 and December 31, 2008.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary.  Dollars are in millions, except share data, unless otherwise noted.

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  The Balance Sheets as of December 31, 2008, are derived from each Registrant's 2008 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2008 Form 10-K.  The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2009 financial statements.  For PPL and PPL Energy Supply, these changes include the impact of new accounting standards adopted.  See Note 2 for additional information.

(PPL)

Discontinued Operations for the three months ended March 31, 2008, includes the operating activity of PPL's natural gas distribution and propane businesses that were sold in October 2008.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

(PPL and PPL Energy Supply)

Discontinued Operations for the three months ended March 31, 2008, includes activity related to the Latin American businesses that were dissolved in 2008.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

(PPL, PPL Energy Supply and PPL Electric)

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2008 Form 10-K and should be read in conjunction with that discussion.

Foreign Currency Translation (PPL and PPL Energy Supply)

During 2009 and 2008, the British pound sterling weakened in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $93 million for the three months ended March 31, 2009, which primarily reflected a $226 million reduction to PP&E offset by a reduction of $133 million to net liabilities.  Changes in exchange rates resulted in a foreign currency translation loss of $61 million for the three months ended March 31, 2008, which primarily reflected a $133 million reduction in PP&E offset by a reduction of $72 million to net liabilities.  The adjustments resulting from translation are recorded in AOCI.

New Accounting Standards Adopted (PPL, PPL Energy Supply and PPL Electric)

EITF 08-5

EITF 08-5 applies to liabilities issued with an inseparable third-party credit enhancement when the liability is measured or disclosed at fair value on a recurring basis.  An issuer shall disclose the existence of a third-party credit enhancement, and the fair value measurement of the liability shall not include the effect of this third-party credit enhancement.

PPL and its subsidiaries adopted EITF 08-5, prospectively, effective January 1, 2009.  The initial adoption of EITF 08-5 did not have a material impact on PPL and its subsidiaries' financial statements, as this guidance currently only impacts the fair value disclosure of certain credit-enhanced debt instruments.

FSP APB 14-1

FSP APB 14-1 requires an issuer to separately account for the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The discount that results from separating the liability and equity components will be amortized over the life of the debt and recognized as interest expense.  PPL and its subsidiaries adopted FSP APB 14-1 effective January 1, 2009, which required retrospective application to all prior periods presented.

FSP APB 14-1 was applicable to PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes), which upon conversion required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.  During 2008, all of the Convertible Senior Notes were either converted at the election of the holders or redeemed at par as a result of PPL Energy Supply calling the notes for redemption.  FSP APB 14-1 required only retrospective application with regard to the Convertible Senior Notes, as none of these notes were outstanding.  The retrospective application of this FSP impacted PPL in periods prior to 2006.  As such, PPL reduced the opening balance of "Earnings reinvested" by $13 million with a corresponding increase to "Capital in excess of par value."

FSP EITF 03-6-1

FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of EPS under the two-class method.  The two-class method treats share-based payment awards that pay nonforfeitable dividends as a separate class of stock for purposes of computing EPS.

PPL and its subsidiaries adopted FSP EITF 03-6-1, retrospectively, effective January 1, 2009.  The adoption did not have a material impact on PPL and its subsidiaries.  As a result of the application of this FSP, PPL's restricted stock, restricted stock units, and stock units granted to directors are now considered participating securities; therefore, PPL is required to compute EPS under the two-class method.  For the three months ended March 31, 2008, the retrospective application of this FSP caused PPL's basic EPS for income from continuing operations after income taxes available to PPL Corporation common shareowners to change from $0.66 to $0.65 and basic EPS for net income available to PPL Corporation common shareowners to change from $0.70 to $0.69.  See Note 4 for additional information.

SFAS 141(R)

SFAS 141(R) changes the accounting and reporting for business combinations occurring after its adoption.  In addition, SFAS 141(R) requires entities to recognize changes in unrecognized tax benefits acquired in a business combination, including business combinations that occurred prior to January 1, 2009, in income tax expense rather than in goodwill.  PPL and its subsidiaries adopted SFAS 141(R), prospectively, effective January 1, 2009.  The January 1, 2009 adoption of SFAS 141(R) did not have a significant impact on PPL and its subsidiaries; however, the impact in future periods could be material.

In the first quarter of 2009, PPL and PPL Energy Supply recorded an income tax benefit of $14 million as a result of settling an income tax dispute.  Prior to the adoption of SFAS 141(R), $7 million of this income tax benefit would have been recorded as a reduction to goodwill.

SFAS 157

Effective January 1, 2009, PPL and its subsidiaries fully applied SFAS 157 to fair value measurement concepts used within their financial statements where applicable.

SFAS 160

The FASB issued SFAS 160 to improve the relevancy, comparability, and transparency of the financial information an entity provides when it has a noncontrolling interest in a subsidiary and when it changes its ownership interest in a subsidiary.  SFAS 160 requires that the ownership interests in subsidiaries held by parties other than the parent be presented in the consolidated statement of financial position within equity, but separate from the parent's equity, and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be presented on the face of the consolidated statement of income.  SFAS 160 modifies the accounting for both changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 also requires enhanced disclosures relating to noncontrolling interests.

PPL and its subsidiaries adopted SFAS 160, prospectively, effective January 1, 2009, concurrent with the adoption of SFAS 141(R), except for the presentation and disclosure requirements, which required retrospective application.  The adoption of SFAS 160 did not have a material impact on PPL and its subsidiaries' financial statements.

At March 31, 2009 and December 31, 2008, PPL reflected PPL Electric's preferred securities of $301 million within "Noncontrolling Interests" on the Balance Sheets.  Dividend requirements of $5 million were included in "Net Income Attributable to Noncontrolling Interests" on the Statements of Income for both the three months ended March 31, 2009 and 2008.

SFAS 161

SFAS 161 applies to all derivative instruments, including bifurcated derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments pursuant to SFAS 133, as well as related hedged items accounted for under SFAS 133.  SFAS 161 requires an entity to expand disclosures to provide greater transparency about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and (c) how derivative instruments and related hedged items affect its financial position, results of operations and cash flows.

PPL and its subsidiaries adopted SFAS 161, prospectively, effective January 1, 2009.  The enhanced disclosures required by SFAS 161 are presented in Note 14.  SFAS 161 was issued to provide greater transparency by enhancing existing disclosures; therefore, the adoption did not have a material impact on PPL and its subsidiaries' financial statements.

New Accounting Standards Pending Adoption

See Note 18 for a discussion of new accounting standards pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2008 Form 10-K for a discussion of reportable segments.  The Supply segment of PPL and PPL Energy Supply includes the elimination of intersegment transactions.  Financial data for the segments are:

	Three Months Ended March 31,
	PPL		PPL Energy Supply
	2009	2008	2009	2008
Income Statement Data
Revenues from external customers
Supply (a)	$1,286	$396	$1,781	$884
International Delivery	183	250	183	250
Pennsylvania Delivery	890	880
	$2,359	$1,526	$1,964	$1,134
Intersegment revenues
Supply	$497	$489
Pennsylvania Delivery	20	28

Net Income Attributable to PPL/PPL Energy Supply
Supply	$105	$102	$104	$106
International Delivery (b)	87	98	87	98
Pennsylvania Delivery (c)	49	60
	$241	$260	$191	$204

	PPL		PPL Energy Supply
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Balance Sheet Data
Total assets
Supply	$12,485	$11,790	$12,943	$12,270
International Delivery	3,938	4,199	3,938	4,199
Pennsylvania Delivery	5,367	5,416
	$21,790	$21,405	$16,881	$16,469

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	2008 includes the results of Discontinued Operations of the Latin American businesses. See Note 8 for additional information.
(c)	2008 includes the results of Discontinued Operations of PPL's natural gas distribution and propane businesses. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareowners.  Share-based payment awards that provide recipients a non-forfeitable right to dividends or dividend equivalents are considered participating securities.

Basic EPS is computed by dividing income available to common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares.  In 2009 and 2008, these securities consisted of stock options and performance units granted under the incentive compensation plans.  In 2008, these securities also included PPL Energy Supply's 2-5/8% Convertible Senior Notes (Convertible Senior Notes).

The basic and diluted EPS computations and reconciliations of the amounts of income and shares (in thousands) of common stock used in the calculations are:

	Three Months Ended March 31,
	2009	2008
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$241	$246
Less amounts allocated to participating securities	1	1
Income from continuing operations after income taxes available to PPL common shareowners	$240	$245

Income from discontinued operations (net of income taxes) available to PPL common shareowners		$14

Net income attributable to PPL	$241	$260
Less amounts allocated to participating securities	1	1
Net income available to PPL common shareowners	$240	$259

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	375,112	372,782
Add incremental non-participating securities:
Stock options and performance units	297	1,136
Convertible Senior Notes		1,084
Weighted-average shares - Diluted EPS	375,409	375,002

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.64	$0.65
Income from discontinued operations (net of income taxes)		0.04
Net Income	$0.64	$0.69

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.64	$0.65
Income from discontinued operations (net of income taxes)		0.04
Net Income	$0.64	$0.69

During the three months ended March 31, 2009, PPL issued 370,874 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 235,013 and 443,858 shares of common stock related to its ESOP and its DRIP.

For the three months ended March 31, 2009, there were 2,650,188 stock options and performance units excluded from the computation of diluted EPS because the effect would have been antidilutive.

While they were outstanding, PPL Energy Supply's Convertible Senior Notes could be converted into shares of PPL common stock under certain circumstances, including if during a fiscal quarter the market price of PPL's common stock exceeded $29.83 per share over a certain period during the preceding fiscal quarter or if PPL Energy Supply called the debt.

During the three months ended March 31, 2008, a portion of the Convertible Senior Notes was converted at the election of the holders.  At March 31, 2008, $48 million of Convertible Senior Notes remained outstanding and were subsequently either converted or redeemed in the second quarter of 2008.  The terms of the Convertible Senior Notes required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.  Based upon the conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share), the Convertible Senior Notes had a dilutive impact when the average market price of PPL common stock equaled or exceeded $24.87.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended March 31,
PPL	2009	2008

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$121	$133
Increase (decrease) due to:
State income taxes (a)	8	9
Amortization of investment tax credits	(2)	(3)
Federal income tax credits (b)		13
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(11)	(8)
Change in foreign tax reserves (a)	(14)	(12)
Change in federal tax reserves (a)	10	3
Stranded cost securitization (a)	(1)	(1)
Other	(10)	(5)
	(20)	(4)
Total income tax expense from continuing operations	$101	$129

Effective income tax rate	29.1%	33.9%

(a)
For the three months ended March 31, 2009, PPL recorded a $6 million benefit related to federal, state and foreign income tax reserves, which consisted of a $14 million benefit reflected in "Change in foreign tax reserves," a $1 million benefit reflected in "State income taxes" and a $1 million benefit reflected in "Stranded cost securitization," offset by a $10 million expense reflected in "Change in federal tax reserves."

For the three months ended March 31, 2008, PPL recorded a $10 million benefit related to federal, state and foreign income tax reserves, which consisted of a $12 million benefit reflected in "Change in foreign tax reserves" and a $1 million benefit reflected in "Stranded cost securitization," offset by a $3 million expense reflected in "Change in federal tax reserves."

(b)	In March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

	Three Months Ended March 31,
PPL Energy Supply	2009	2008

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$90	$106
Increase (decrease) due to:
State income taxes (a)	7	7
Amortization of investment tax credits	(2)	(2)
Federal income tax credits (b)		13
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(11)	(8)
Change in foreign tax reserves (a)	(14)	(12)
Other (a)	(3)	1
	(23)	(1)
Total income tax expense from continuing operations	$67	$105

Effective income tax rate	26.0%	34.5%

(a)
For the three months ended March 31, 2009, PPL Energy Supply recorded an $11 million benefit related to federal, state and foreign income tax reserves, which consisted of a $14 million benefit reflected in "Change in foreign tax reserves," offset by a $3 million expense reflected in "Other."

For the three months ended March 31, 2008, PPL Energy Supply recorded a $9 million benefit related to federal, state and foreign income tax reserves, which consisted of a $12 million benefit reflected in "Change in foreign tax reserves" and a $1 million benefit reflected in "State income taxes," offset by a $4 million expense reflected in "Other."

(b)	In March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

	Three Months Ended March 31,
PPL Electric	2009	2008

Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$28	$30
Increase (decrease) due to:
State income taxes	3	4
Amortization of investment tax credits	(1)	(1)
Stranded cost securitization (a)	(1)	(1)
Other (a)	(2)	(1)
	(1)	1
Total income tax expense	$27	$31

Effective income tax rate	33.3%	35.6%

(a)
For the three months ended March 31, 2009, PPL Electric recorded a $2 million benefit related to federal and state income tax reserves, which consisted of a $1 million benefit reflected in "Stranded cost securitization" and a $1 million benefit reflected in "Other."

For the three months ended March 31, 2008, PPL Electric recorded a $1 million benefit related to federal and state income tax reserves reflected in "Stranded cost securitization."

Unrecognized Tax Benefits (PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits were as follows:

	Three Months Ended March 31,
	2009	2008
PPL
Beginning of period (a)	$202	$204
Additions based on tax positions of prior years	14	17
Reduction based on tax positions of prior years		(10)
Additions based on tax positions related to the current year	3	5
Settlements	(26)	(12)
Lapse of applicable statutes of limitations	(2)	(2)
Effects of foreign currency translation	(4)	(2)
End of period	$187	$200

PPL Energy Supply
Beginning of period (a)	$119	$130
Additions based on tax positions of prior years	2
Reduction based on tax positions of prior years		(7)
Additions based on tax positions related to the current year	3	2
Settlements	(26)	(12)
Effects of foreign currency translation	(4)	(2)
End of period	$94	$111

PPL Electric
Beginning of period	$77	$68
Additions based on tax positions of prior years	7	17
Reduction based on tax positions of prior years		(3)
Additions based on tax positions related to the current year		3
Lapse of applicable statutes of limitations	(2)	(2)
End of period	$82	$83

(a)	The 2008 beginning period balance includes a $15 million adjustment to exclude recognized uncertain tax positions from unrecognized tax benefits.

At March 31, 2009, the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$187	$94	$82
Unrecognized tax benefits associated with taxable or deductible temporary differences	(27)	10	(37)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(41)	(13)	(25)
Total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate	$119	$91	$20

At March 31, 2009, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $1 million or decrease by up to $111 million for PPL, increase by as much as $1 million or decrease by up to $91 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These increases and decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on AMT and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At March 31, 2009, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $39 million, $30 million and $6 million.  At December 31, 2008, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $35 million, $28 million and $7 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  The following amounts were recognized.

	Three Months Ended March 31,
	2009	2008

PPL	$4	$(1)
PPL Energy Supply	2	(3)
PPL Electric	(1)	2

The net expenses (benefits) recognized during the three months ended March 31, 2009 and 2008, for PPL, PPL Energy Supply and PPL Electric were primarily the result of additional interest accrued or previously accrued interest being reversed from tax positions of prior years, settlements or adjustments to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

6.	Workforce Reduction

(PPL, PPL Energy Supply and PPL Electric)

In February 2009, PPL announced workforce reductions that resulted in the elimination of approximately 200 management and staff positions across PPL's domestic operations, or approximately 6% of PPL's non-union, domestic workforce.  The majority of the affected employees were separated as of March 31, 2009.  The charges noted below consisted primarily of enhanced pension and severance benefits under PPL's Pension Plan and Separation Policy and were recorded to "Other operation and maintenance" expense on the Statement of Income.

As a result of the workforce reductions, PPL recorded a one-time charge of $22 million ($13 million after tax) for the three months ended March 31, 2009.

PPL Energy Supply eliminated approximately 50 management and staff positions and recorded a one-time charge of $13 million ($8 million after tax) for the three months ended March 31, 2009.  Included in this charge was $8 million ($4 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

PPL Electric eliminated approximately 50 management and staff positions and recorded a one-time charge of $9 million ($5 million after tax) for the three months ended March 31, 2009.  Included in this charge was $3 million ($1 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply had the following credit facilities in place at March 31, 2009:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities
364-day Syndicated Credit Facility (a)	Sept-09	$385			$385
364-day Bilateral Credit Facility (b)	Mar-10	200	n/a	$177	23
5-year Structured Credit Facility (c)	Mar-11	300	n/a	259	41
5-year Syndicated Credit Facility (d)	June-12	3,225	$285	385	2,555
Total PPL Energy Supply Domestic Credit Facilities		$4,110	$285	$821	$3,004

WPD Credit Facilities
WPDH Limited 5-year Syndicated Credit Facility (e)	Jan-13	£150	£145	n/a	£5
WPD (South West) 5-year Syndicated Credit Facility (f)	Oct-09	150	57	n/a	93
WPD (South West) Uncommitted Credit Facilities (g)		65	4	n/a	61
WPD (South West) Letter of Credit Facility	Mar-10	4	n/a	£4
Total WPD Credit Facilities (h)		£369	£206	£4	£159

(a)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

(b)
In March 2009, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date from March 2009 to March 2010 and reducing the capacity from $300 million to $200 million.  Under this facility, PPL Energy Supply can cause the bank to issue letters of credit but cannot make cash borrowings.

(c)
Under this facility, PPL Energy Supply has the ability to cause the lenders to issue letters of credit but cannot make cash borrowings.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related, $300 million five-year credit agreement, also expiring in March 2011.

(d)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The borrowing outstanding at March 31, 2009, bears interest at 2.14%.

(e)
Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's public debt rating.  The cash borrowings outstanding at March 31, 2009, were comprised of a USD-denominated borrowing of $181 million, which equated to £125 million at the time of borrowing and bears interest at approximately 2.43%, and a GBP-denominated borrowing of £20 million, which bears interest at approximately 2.08%.

(f)
Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's public debt rating.  The weighted-average interest rate on the borrowings outstanding at March 31, 2009, was 1.88%.

(g)	The weighted-average interest rate on the borrowings outstanding under these facilities at March 31, 2009, was 1.60%.

(h)	At March 31, 2009, the available capacity of the WPD credit facilities was approximately $228 million.

PPL Energy Supply closed its commercial paper program in January 2009.

(PPL and PPL Electric)

PPL Electric had the following credit facilities in place at March 31, 2009:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	May-12	$190		$1	$189
Asset-backed Credit Facility (b)	Jul-09	150		n/a	150
Total PPL Electric Credit Facilities		$340		$1	$339

(a)
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

At March 31, 2009 and December 31, 2008, $179 million and $76 million of accounts receivable and $150 million and $170 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged, $150 million was available for borrowing at March 31, 2009. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's five-year syndicated credit facility that expires in May 2012 based on available capacity.  PPL Electric had no commercial paper outstanding at March 31, 2009.

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

Financing Activities

(PPL)

In March 2009, PPL Capital Funding retired the entire $201 million of its 4.33% Notes Exchange Series A upon maturity.

(PPL and PPL Energy Supply)

In March 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes in order to reduce future interest expense. Pursuant to the offers, PPL Energy Supply purchased approximately $100 million aggregate principal amount of its 6.00% Senior Notes due 2036 for $77 million, plus accrued interest, and approximately $150 million aggregate principal amount of its 6.20% Senior Notes due 2016 for $143 million, plus accrued interest.  In connection with the extinguishment of these notes, PPL and PPL Energy Supply recorded a net gain of $25 million, which is reflected in "Other income - net" on the Statement of Income.  PPL recorded an additional net gain of $4 million in "Other income - net" as a result of reclassifying gains and losses on related cash flow hedges from AOCI into earnings.

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  PPL Investment Corp. received proceeds of $150 million in connection with this refunding, as the Series 2009A and 2009B bonds were issued to unaffiliated investors.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bear interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bear interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds bear interest at a weekly rate, which was 0.35% at issuance.

In connection with the issuance of each series of bonds by the PEDFA, PPL Energy Supply entered into separate loan agreements with the PEDFA pursuant to which the PEDFA loaned to PPL Energy Supply the proceeds of the Series 2009A, Series 2009B and Series 2009C bonds on payment terms that correspond to those of the bonds.  PPL Energy Supply issued separate promissory notes to the PEDFA to evidence its obligations under each of the loan agreements.

Concurrent with the issuance of each series of bonds, separate letters of credit, totaling $237 million, were issued under PPL Energy Supply's $3.2 billion five-year syndicated credit facility to the trustee in support of each series of bonds.  The letters of credit permit the trustee to draw amounts to pay principal of and interest on, and the purchase price of, the Series 2009A, Series 2009B and Series 2009C bonds when due.  PPL Energy Supply is required to reimburse any draws on the letters of credit within one business day of such draw.

Distributions and Capital Contributions

(PPL)

In February 2009, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2009, to 34.5 cents per share (equivalent to $1.38 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Energy Supply)

During the three months ended March 31, 2009, PPL Energy Supply distributed $296 million to its parent company, PPL Energy Funding.

(PPL Electric)

During the three months ended March 31, 2009, PPL Electric paid common stock dividends of $25 million to PPL.

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

Domestic

License Renewals (PPL and PPL Energy Supply)

In 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates from 2022 to 2042 for Unit 1 and from 2024 to 2044 for Unit 2.  In March 2009, the NRC made available the results of its review of the environmental impact of relicensing.  A final decision on the license renewal is expected to be issued in December 2009.  Through March 31, 2009, PPL and PPL Energy Supply capitalized $15 million of license renewal costs, which are included in "Other intangibles" within "Other Noncurrent Assets" on the Balance Sheets.

Development (PPL and PPL Energy Supply)

In April 2009, PPL announced that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  The previous application had been withdrawn in December 2008 due to economic conditions at the time.  PPL reconsidered this project in light of the availability of tax incentives and potential federal loan guarantees under the Economic Stimulus Package.  The expansion project has an expected capital cost of approximately $440 million.  PPL could begin construction in 2010, with generation operations scheduled to start in 2013.  PPL's ability and decision whether or not to proceed with the Holtwood facility expansion is subject to government approvals in addition to the FERC license amendment, the availability of certain federal economic stimulus incentives, as well as negotiation of acceptable construction and other related contracts.  PPL cannot predict whether the Holtwood facility expansion will ultimately proceed to completion.

In March 2009, PPL Montana received FERC approval for its request to redevelop the Rainbow hydroelectric facility, near Great Falls, Montana, for a total plant capacity of 60 MW.

In January 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's 90% ownership share is 143 MW.  The first uprate for Unit 1 totaling 50 MW was completed in May 2008.  The second uprate for Unit 1 will be completed in 2010.  The Unit 2 uprates will be completed in 2009 and 2011.  PPL Susquehanna's share of the remaining total increase is 98 MW.  PPL Susquehanna's share of the expected capital cost for this project is $345 million.

In September 2008, a PPL subsidiary submitted Part I of an application to the DOE for a federal loan guarantee for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to PPL's Susquehanna plant.  The subsidiary submitted Part II of the loan guarantee application in December 2008.   There is considerable uncertainty about the likelihood of DOE financial support for the project due to the current level of appropriations available to the DOE for this purpose ($18.5 billion appropriated by the U.S. Congress to date) and the number of projects competing for those resources.  In February 2009, the DOE selected five projects for a first tier and five projects for a second tier.  The first tier projects are to receive further evaluation by the agency.  Bell Bend was placed in the second tier.  This preliminary tier selection process is not final, nor does it indicate that only those projects in the first tier remain eligible for DOE guarantees.  The PPL subsidiary submitted its first quarterly application update for Bell Bend to the DOE in March 2009, and plans to continue making quarterly updates throughout 2009 in order to remain active in the process.  PPL cannot predict whether additional appropriations will be made for the DOE loan guarantee program, which proposed nuclear projects will ultimately be granted DOE loan guarantees, or the specific impact of these and other factors on the potential construction of the Bell Bend project.

PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.

Additionally, PPL has announced that it does not expect to proceed to construction absent a joint arrangement with other interested parties and without a federal loan guarantee or other acceptable financing structures.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $90 million on the COLA and other permits necessary for construction.  Through March 31, 2009, $62 million of costs associated with the licensing effort were capitalized and are included in "Other intangibles" within "Other Noncurrent Assets" on the Balance Sheets.  PPL deems it probable that these costs are ultimately recoverable.

Discontinued Operations

Sale of Gas and Propane Businesses (PPL)

In October 2008, PPL completed the sale of its natural gas distribution and propane businesses, which were included in the Pennsylvania Delivery segment.  In February 2009, PPL recognized an insignificant charge in Discontinued Operations in connection with the settlement of a working capital adjustment.  The following results of operations have been classified as Discontinued Operations on the Statements of Income.

Three Months Ended March 31, 2008

Operating revenues	$94
Operating expenses	76
Operating income	18
Interest expense (a)	2
Income before income taxes	16
Income tax expense	7
Income from Discontinued Operations	$9

(a)	Includes $1 million of interest expense allocated pursuant to EITF 87-24. The allocation is based upon debt attributable to PPL's natural gas distribution and propane businesses.

Sale of Latin American Businesses (PPL and PPL Energy Supply)

In 2007, PPL completed the sale of its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Delivery segment.  In 2008, PPL Global recognized income tax adjustments and other expenses in Discontinued Operations in connection with the dissolution of the remaining Latin American holding companies.  This process was substantially completed in 2008.  The following results of operations have been classified as Discontinued Operations on the Statements of Income.

Three Months Ended March 31, 2008

Operating expenses	$2
Operating loss	(2)
Other income - net	(1)
Loss before income taxes	(3)
Income tax benefit (a)	(8)
Income from Discontinued Operations	$5

(a)	Includes $6 million from the recognition of a previously unrecognized tax benefit associated with a prior period tax position.

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement Benefits
	Domestic		WPD
	2009	2008	2009	2008	2009	2008
PPL
Service cost	$15	$15	$2	$4	$1	$2
Interest cost	36	35	37	49	7	8
Expected return on plan assets	(42)	(45)	(45)	(60)	(4)	(5)
Amortization of:
Transition (asset) obligation	(1)	(1)			2	2
Prior service cost	5	5	1	1	2	3
Actuarial loss (gain)	1	(2)	1	5	1	1
Net periodic defined benefit costs (credits) prior to special termination benefits	14	7	(4)	(1)	9	11
Special termination benefits (a)	9
Net periodic defined benefit costs (credits)	$23	$7	$(4)	$(1)	$9	$11

PPL Energy Supply
Service cost	$1	$1	$2	$4
Interest cost	2	2	37	49
Expected return on plan assets	(2)	(2)	(45)	(60)
Amortization of:
Prior service cost			1	1
Actuarial loss	1		1	5
Net periodic defined benefit costs (credits)	$2	$1	$(4)	$(1)

(a)	Relates to the 2009 workforce reduction. See Note 6 for additional information.

10.	Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, limestone, natural gas, oil and nuclear fuel and extend through 2019.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas.  The long-term natural gas storage contracts extend through 2012, and the long-term natural gas transportation contracts extend through 2032.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend through 2017, excluding long-term power purchase agreements for the full output of two wind farms.  These wind farm contracts extend through 2027.

(PPL and PPL Electric)

In 2007, PPL Electric began to conduct competitive solicitations to purchase electricity generation supply in 2010, after its existing PLR contract expires, for customers who do not choose a competitive supplier.  A total of six auctions were planned.  Each solicitation is for 850 MW of expected generation supply.  Average generation supply prices (per MWh), including Pennsylvania gross receipts tax and an adjustment for line losses, for the first five solicitations are as follows:

	Residential	Small Commercial and Small Industrial

July 2007	$101.77	$105.11
October 2007	105.08	105.75
March 2008	108.80	108.76
October 2008	112.51	111.94
April 2009	86.74	87.59
Average	102.98	103.84

The fifth competitive solicitation occurred in March 2009 and was approved by the PUC in April 2009.  The sixth competitive solicitation is scheduled for October 2009.

In August 2008, PPL Electric filed a request with the PUC to approve its plan to purchase the PLR electricity supply that PPL Electric will need for January 2011 through May 2014.  Under the plan, PPL Electric proposed to buy this electricity four times a year, beginning in the third quarter of 2009, for 12- and 24- month periods.  PPL Electric also would seek bids from other companies to manage its hourly purchases in the competitive electricity market.  For residential and small-business customers, 90% of the supply would be acquired through fixed-price contracts of 12 or 24 months, and 10% through hourly purchases in the open market.  All of the power for large commercial and industrial customers would be purchased on an hourly basis in the open market.  An independent third party would administer the process of securing power supply contracts and, with PUC oversight, select the suppliers that would provide generation supply at the lowest cost to PPL Electric's customers.

In November 2008, PPL Electric proposed several amendments to its plan to reflect passage of Pennsylvania Act 129 (Act 129).  Act 129, among other things, adopts new PLR electricity supply procurements rules.  PPL Electric added provisions to purchase 5% of its default service supply through five-year contracts and an additional 5% through ten-year contracts.  It reduced the term of its plan by one year, proposing that the plan end in May 2013, rather than in May 2014.  Finally, PPL Electric provided support for several findings that the PUC was required to make under Act 129.

In April 2009, an administrative law judge for the PUC found that PPL Electric's purchase plan is in the public interest and recommended PUC approval of the plan.  The PUC Commissioners will review the recommended decision and issue a final order.  PPL Electric cannot predict the outcome of this matter.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for certain of its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend through 2019, excluding an insignificant contract extending through 2023.  All long-term contracts were executed at prices that approximated market prices at the time of execution.

PPL Energy Supply has entered into full-requirement and retail contracts with various counterparties.  These contracts extend through 2019.  Under these contracts, if PPL Energy Supply's credit rating falls below investment grade or PPL Energy Supply's contract exposure exceeds the established credit limit for the contract, the counterparty has the right to request collateral from PPL Energy Supply.

(PPL Energy Supply and PPL Electric)

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

The Kerr Dam Project license was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years.  The license required Montana Power, and subsequently PPL Montana as a result of the purchase of the Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and their habitat.  Under this arrangement, PPL Montana has a remaining commitment to spend $14 million between 2009 and 2015, in addition to the annual rent it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitat, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under this arrangement, PPL Montana has a remaining commitment to spend $38 million between 2009 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

(PPL and PPL Energy Supply)

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of Montana Power shareholders against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power failed to obtain shareholder approval for the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale "was null and void ab initio."  Among the remedies that the plaintiffs are seeking is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division, and the judge placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding.  The judge in this case has not established a schedule to resume the proceeding.  Settlement discussions are scheduled to resume in June 2009.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

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

For the past few years, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the State Administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could phase-in the impact of price increases when generation rate caps expire in 2010.  Under the phase-in plan approved by the PUC and implemented in October 2008, customers can pay additional amounts with their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest of 6%, will be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  The phase-in plan is available on an "opt-in" basis (i.e., customers must affirmatively enroll) and is available to customers enrolled in budget billing.  To date, over 140,000 customers have enrolled in the program.

In February 2009, PPL Electric asked the PUC for permission to offer customers a second option for reducing the potential initial impact of higher electricity prices resulting from expiration of generation rate caps.  If approved by the PUC, this option would enable eligible residential and eligible small-business customers to defer payment of any increase greater than 25% in their 2010 electric bills.  The 25% will be calculated on an average rate schedule usage basis, and will be based on a comparison of currently estimated 2009 bills to currently estimated 2010 bills.  Deferred amounts, plus interest of 6%, would be repaid by customers over a one- or two-year period, depending on their level of electricity use.  All deferrals would be repaid by the end of 2012.  Like the phase-in plan, the deferral option would be available on an "opt-in" basis.  Pending PUC approval of this option, customers will be invited to enroll by December 15, 2009.

Also, the General Assembly passed and the Governor signed into law Act 129 in October 2008.  The law creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.

Under Act 129, Electric Distribution Companies (EDC) must develop and file an energy efficiency and conservation plan with the PUC.  EDC must contract with a conservation service provider to implement all or a portion of the plan.  Act 129 requires reduction in consumption of 1% by 2011 and 3% by 2013, and a reduction in peak demand of 4.5% by 2013.  EDC will be able to recover the costs of implementing an energy efficiency and conservation plan.  These costs are capped at 2% of the EDC's 2006 revenue.

Act 129 also requires installation of smart meters under the following conditions:  for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  PPL Electric's current advanced metering technology generally meets the definition of smart metering technology in Act 129 and does not need to be replaced.  Under Act 129, EDC will be able to recover the costs of providing smart metering technology.

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

Under Act 129, the DSP competitive procurement plan must ensure adequate and reliable service "at least cost to customers" over time.  Act 129 also grants the PUC authority to extend long-term power contracts up to 20 years, if necessary, to achieve the "least cost" standard.

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

Act 129 does not address rate mitigation.  The Governor, in his February 2009 budget address, called for a mandatory phase-in of electricity price increases over a three- or four-year period beginning when rate caps expire.  This phase-in for PPL Electric would begin in 2010.  Legislation has been introduced that would allow eligible customers to defer payment of certain increases at the time that rate caps expire and allow the EDC to recover these deferred amounts following the expiration of rate caps.  There are several bills that address such a phase-in.  The provisions of the bills differ as to the permitted level of increases in customer bills (ranging from 15% to 25%) and the inclusion of language specifically authorizing EDC to recover associated carrying costs.  PPL and PPL Electric have expressed strong concern regarding the potential adverse consequences of some of these measures on the financial health and credit quality of PPL Electric.

Certain Pennsylvania legislators have introduced legislation to extend generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities beyond their transition periods, which in PPL Electric's case would be December 31, 2009.  PPL and PPL Electric have expressed strong concern regarding the severe potential consequences of such legislation on customer service, system reliability, adequate future generation supply and PPL Electric's financial viability.  If such legislation or similar legislation were ultimately enacted, PPL Electric could experience substantial operating losses, cash flow shortfalls and other adverse financial impacts.  In addition, continuing uncertainty concerning PPL Electric's ability to recover its market supply and other costs of operation after 2009 could adversely impact its credit quality, financing costs and availability of credit facilities necessary to operate its business.  PPL and PPL Electric believe that such an extension of rate caps, if enacted into law, would violate federal law and the U.S. Constitution.  At this time, PPL and PPL Electric cannot predict the final outcome or impact of this legislative and regulatory process.

FERC Transmission Rates (PPL and PPL Electric)

In August 2008, PPL Electric asked the FERC for a change in the way transmission rates are calculated to support continued investment in its transmission system by switching to formula-based rates.  Under formula-based rates, a fixed earnings level is set for the utility, and the utility annually adjusts its transmission rates, subject to FERC review, to reflect changes in costs.  The process offers an opportunity for public input.  The proposed rate design would ensure that there is no over-recovery or under-recovery of the actual costs of providing transmission delivery service.  The rate change request, if approved, would result in a monthly increase of $0.74 for an average PPL Electric residential customer.  This request would not affect generation charges or distribution rates.  PPL Electric requested that the proposed rate take effect November 1, 2008.

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

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At March 31, 2009, PPL continues to be fully reserved for underrecoveries of payments for these sales.

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

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  PPL cannot predict the outcome of this proceeding.

In December 2008, the PJM submitted amendments to certain provisions governing its RPM capacity market.  The amendments were intended to permit the compensation available to suppliers that provide capacity, like PPL Energy Supply, to increase.  The PJM sought approval of the amendments in time for them to be implemented for the next capacity auction that will occur in May 2009 (for service in June 2012 through May 2013).  Numerous parties, including PPL, protested the PJM's filing.  Certain of the protesting parties proposed changes to the capacity market auction that would result in a reduction in compensation to capacity suppliers.  The changes proposed by the PJM and by other parties in response to the PJM proposals could significantly affect the compensation available to suppliers of capacity participating in future RPM auctions.  In April 2009, the FERC entered an order approving in part and disapproving in part the changes proposed by PJM.  FERC's order is subject to timely rehearing petitions and appeals.  PPL cannot predict the outcome of this proceeding.

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

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, had interests in two synthetic fuel production facilities:  the Somerset facility, which was located in Pennsylvania, and the Tyrone facility, which was located in Kentucky.  PPL received tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities.  The Section 29/45K tax credit program expired at the end of 2007, and production of synthetic fuel at these facilities and all other synthetic fuel operations ceased as of December 31, 2007.  The facilities were dismantled and retired in 2008.

In April 2008, the IRS published the domestic first purchase price (DFPP) for the prior year indicating that the DFPP reference price increased above PPL's estimated price levels for 2007 and the inflation-adjusted phase-out range decreased from PPL's estimate for 2007.  Therefore, PPL recorded an expense of $13 million ($0.04 per share, basic and diluted, for PPL) in the first quarter of 2008, to "Income Taxes" on the Statement of Income to account for this difference.

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply and PPL Electric)

In August 2005, the Energy Policy Act of 2005 (the 2005 Energy Act) was signed into law.  The 2005 Energy Act is comprehensive legislation that substantially affects the regulation of energy companies.  The Act amends federal energy laws and provides the FERC with new oversight responsibilities.  Among the important changes implemented under this legislation is the appointment of the NERC to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC will oversee this process and independently enforce the Reliability Standards.

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

In September 2007, PPL Electric self-reported to the RFC that PPL Electric had identified a potential violation of certain reliability requirements and submitted an accompanying mitigation plan.  In February 2008, the RFC notified PPL Electric that it had completed its investigation, accepted PPL Electric's mitigation plan and issued a Notice of Alleged Violation.  In September 2008, the RFC issued its Notice of Confirmed Violation concerning this matter.  Any RFC determination remains subject to the approval of the NERC and the FERC.  At this time, PPL Electric cannot predict the outcome of this matter.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, PPL anticipates that certain other instances of potential non-compliance may be identified from time to time.  PPL cannot predict the fines or penalties that may be imposed.

U.K. Overhead Electricity Networks (PPL and PPL Energy Supply)

In 2002 and for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, following extensive discussion, the U.K. Government determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be approximately $81 million and is expected to be allowed to be recovered through rates.  The Government has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, in January 2009 the U.K. Government enforced a regulation requiring network operators to implement a risk-based program over 25 years to clear trees within falling distance of key high-voltage overhead lines. WPD estimates that the cost of compliance will be approximately $93 million over the 25-year period and is expected to be allowed to be recovered through rates.

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

In December 2008, the U.S. Circuit Court remanded CAIR back to the EPA without vacating the cap-and-trade program, effectively reinstating, at least temporarily, CAIR and its annual-reduction requirement for nitrogen oxides and the market for annual nitrogen oxide allowances.

As a result of the July 2008 U.S. Circuit Court decision, it was PPL EnergyPlus' position that the change of law permitted PPL EnergyPlus to terminate certain put option contracts for annual nitrogen oxide allowances under CAIR.  The counterparties disputed PPL EnergyPlus' right to terminate the contracts and two lawsuits were filed in the U.S. District Court for the Southern District of New York to resolve the disputes.  Both counterparties sought damages for PPL EnergyPlus' failure to accept delivery of the emission allowances.  These lawsuits have been dismissed pursuant to settlement agreements entered into by PPL EnergyPlus and its counterparties.

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

In 2006, the EPA revised the ambient air quality standard for fine particulates and in 2008 the EPA tightened the ambient air quality standard for ozone.  These more stringent standards could result in requirements to reduce emissions of sulfur dioxide and nitrogen oxides beyond those required under the CAIR.  If additional reductions were to be required, the costs are not now determinable, but could be significant.

To continue meeting the sulfur dioxide reduction requirements under the acid rain provisions of the Clean Air Act, and the reductions required by CAIR (remanded by the U.S. Circuit Court but currently in place), PPL has installed scrubbers at its Montour plant that are now in service.  PPL is continuing with installation of scrubbers at its Brunner Island plant.  The Unit 3 scrubber was placed in-service in April 2009, and the scrubber for Units 1 and 2 is scheduled to be placed in-service in late fall of 2009.  PPL expects up to a 30 MW reduction in net generation capability at the Brunner Island plant due to the estimated increase in station service electrical usage during the scrubber operation.  In addition, with respect to compliance with annual and ozone season nitrogen oxide reduction requirements, PPL's plan is to operate the SCRs at Montour Units 1 and 2, to utilize the existing combustion controls and to purchase any needed emission allowances on the open market.

Mercury

Also citing its authority under the Clean Air Act, in May 2005, the EPA issued the Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent requirements to begin in January 2018.  However, in February 2008, the U.S. Circuit Court overturned the EPA's rule.  Under this decision, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards imposing MACT for electric generating units.  In January 2009, the EPA stated that it will proceed with developing MACT standards for mercury emissions from electric generating units.  The costs of complying with such standards are not now determinable, but could be significant.

Pennsylvania adopted mercury rules more stringent than CAMR.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  In light of the Court decision overturning CAMR, in September 2008, PPL filed a complaint with the Pennsylvania Commonwealth Court (Commonwealth Court) seeking to have the Pennsylvania mercury rule rescinded on the basis that it is unlawful, invalid and unenforceable under the provisions of the Pennsylvania Air Pollution Control Act.  In January 2009, the Pennsylvania Commonwealth Court ruled that the state mercury rule was unlawful, invalid and unenforceable.  The decision is on appeal to the Pennsylvania Supreme Court.  Pending final resolution of this matter, PPL is evaluating its mercury control plans and what steps it needs to take at this time.

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

Montana also has finalized mercury emission rules that require, by 2010, every coal-fired generating plant in that state to achieve reduction levels more stringent than the CAMR's 2018 requirements.  PPL is installing chemical injection systems to meet these requirements.  PPL estimates that its share of the capital cost for these systems in Montana will be approximately $15 million.  Because enhanced chemical injection technologies may not be sufficiently developed to meet this level of reductions by 2010, there is a risk that adsorption/absorption technology with fabric filters at both Colstrip and Corette would be required.  Based on current analysis and industry estimates, PPL estimates that if this technology were required, its share of the capital cost to achieve compliance at its Montana units would be approximately $140 million.

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  PPL has not received any comments from the DEP on these submissions.  The EPA had determined that meeting the requirements for CAIR also met the BART requirements for sulfur dioxide and nitrogen dioxide.

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses have shown that further reductions are not needed.  The EPA has responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for additional data related to the Colstrip generating station non-BART affected emission sources. PPL responded to this request in March 2009.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

New Source Review (NSR)

In 1999, the EPA initiated enforcement actions against several electric generators, asserting that older, coal-fired power plants operated by those generators have, over time, been modified in ways that increased their emissions and subjected them to more stringent NSR requirements under the Clean Air Act.  The EPA subsequently issued information requests and notices of violation, and commenced enforcement actions against other generators.  PPL received such information requests for its Colstrip, Corette and Martins Creek plants.  Although the EPA announced in 2005 that it would not bring new enforcement actions under these NSR rules, the Justice Department recently declared that it is now considering bringing such actions.  In April 2009, PPL received information requests for its Montour and Brunner Island plants.

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

If PPL's past activities are found to have violated the NSR regulations, then PPL must install best available control technology for any pollutant found to have significantly increased due to a major modification.  The costs to install and operate such technology are not now determinable, but could be significant.

Finally, if the EPA regulates carbon dioxide emissions pursuant to the 2007 U.S. Supreme Court decision on global climate change (as discussed below), carbon dioxide emissions could become subject to the NSR provisions of the Clean Air Act.  The implications are uncertain, as PPL is not aware of any permitting authorities having implemented the NSR regulations for carbon dioxide emissions.

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

Global Climate Change

There is concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This concern has led to increased federal legislative proposals, actions at regional, state and local levels, as well as litigation relating to greenhouse gas emissions, including an April 2007 U.S. Supreme Court decision holding that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  As a result of this decision, in July 2008 the EPA issued an "Advance Notice of Proposed Rulemaking," proposing alternative approaches to regulate carbon dioxide emissions.  Upon taking office in January 2009, President Obama reaffirmed statements he made during the presidential campaign about his support for mandatory regulation of greenhouse gas emissions, including a cap-and-trade system.  The new Administrator of the EPA has indicated that the EPA is moving forward with regulation of greenhouse gas emissions under the Clean Air Act, though the exact form of such regulation remains unclear.  In April 2009, the EPA proposed a rule to require economy-wide reporting of greenhouse gas emissions and the EPA issued a proposed finding that greenhouse gases contribute to air pollution and may endanger public health or welfare.  Also, increased pressure for carbon dioxide emissions reduction is being initiated by investor and environmental organizations, and the international community.  The construction and operation of coal-fired power plants have received particularly intense scrutiny.

PPL believes future legislation and regulations that cap carbon dioxide emissions from power plants are likely, although technology to efficiently capture, remove and sequester carbon dioxide emissions is not presently available on a commercial scale.  At the federal level, such legislation has received support from President Obama and the majority leadership in both the U.S. Senate and U.S. House of Representatives.  PPL supports a national program and has publicly supported the key concepts of the "Low Carbon Economy Act of 2007" introduced in the Senate in July 2007, including an economy-wide approach, a gradual phase-in of greenhouse gas emission reduction targets and timetables, and cost containment measures to limit the cost to the economy.  PPL is also evaluating a discussion draft recently proposed by Representatives Waxman and Markey on new clean air energy legislation.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a greenhouse gas emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants larger than 25 MW in capacity.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.  Similar efforts are under way in the western U.S. (the Western Regional Climate Action Initiative (WCI)) and Midwestern states (the Midwestern Greenhouse Gas Reduction Accord).

Pennsylvania and Montana have not, at this time, established mandatory programs to regulate carbon dioxide and other greenhouse gases.  Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (Act).  That Act established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  PPL is participating on that Advisory Committee.  Montana has joined the WCI and is expected to participate in any greenhouse gas emission control regulations that are adopted by the WCI.  The WCI, which has a goal of reducing carbon dioxide emissions 15% below the 2005 levels by 2020, currently is developing greenhouse gas emission allocations, offsets, and reporting recommendations.

PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2008, PPL estimates that its power plants emitted approximately 28 million tons of carbon dioxide (based on PPL's equity share of these assets).

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

The Pennsylvania DEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  The Delaware Riverside Conservancy and several citizens were granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action.  PPL and the Pennsylvania DEP have settled this matter.  The settlement required a payment of $1.5 million in penalties and reimbursement of the DEP's costs.  PPL made this payment in the second quarter of 2008.  The settlement also requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL submitted the assessment report to the agencies in June 2007.  PPL met with the agencies in January 2009 to discuss the status of their natural resource damage assessment and their review of the June 2007 report.  In March 2009, the agencies provided some limited information on their projection of damages to the Delaware River resources from this release and cleanup.  PPL has requested that the agencies provide further details.  At this point, PPL is not certain whether the agencies will require additional studies, but PPL does expect the trustees and the Delaware River Basin Commission will seek to recover their costs and/or restoration costs for damages that they can demonstrate were caused by the release.

Through March 31, 2009, PPL Energy Supply spent $28 million for remediation and related costs and an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or associated costs, the outcome of any lawsuit brought by the citizens and businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities as well as seepages at the Martins Creek facility to determine the appropriate abatement actions.  PPL currently plans to spend up to $50 million to upgrade and/or replace certain wastewater facilities in response to the seepages and for other facility changes.  The potential additional cost to address the identified seepages or other seepages at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In the first quarter of 2008, PPL Montana recorded an additional reserve of $7 million ($0.01 per share, basic and diluted, for PPL) to "Other operation and maintenance" on the Statement of Income.  In July 2008, the plaintiffs and the owner-defendants remaining after dismissal of NorthWestern due to its bankruptcy executed a settlement agreement.  PPL Montana and the other remaining owner-defendants funded the settlement, concluding the matter.  PPL Montana's share of the settlement was approximately $8 million.  In June 2008, PPL Montana recorded an insignificant reserve for its share of potential additional settlements with three property owners living near the original plaintiffs but who were not parties to the lawsuit.  PPL Montana may incur additional costs related to the potential claims, including additional groundwater investigations and any related remedial measures, which are not now determinable, but could be significant.

In February 2007, six plaintiffs filed a separate lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting similar property damage claims as were asserted by the plaintiffs to the May 2003 complaint.  The lawsuit is in its initial stages of discovery and investigation, and PPL Montana is unable to predict the outcome of these proceedings.  PPL Montana has undertaken certain groundwater investigations and remediation at the Colstrip plant to address groundwater contamination alleged by the plaintiffs as well as other groundwater contamination at the plant.  PPL Montana may incur further costs based on the outcome of this lawsuit and its additional groundwater investigations and any related remedial measures, which are not now determinable, but could be significant.

Other Issues

The EPA significantly increased the water quality standard for arsenic in January 2006, but limited the standard to drinking water.  In Pennsylvania, at its September 2008 meeting, the Environmental Quality Board approved the Triennial Review, in which the arsenic standard had been proposed as an in-stream water quality standard.  However, the Pennsylvania Independent Regulatory Review Commission (IRRC) disapproved the Triennial Review because of a molybdenum standard inserted by the DEP.  The IRRC determined that the lower standard was not justified because the DEP did not have sufficient scientific basis for the change.  The Triennial Review will not be finalized until the DEP either submits data to prove the scientific basis for the standard or drops the new standard from the Triennial Review.  Therefore, the arsenic standard will not go into effect until the Triennial Review is finalized.  Once finalized, the revised arsenic standard may result in action by individual states that could require several PPL subsidiaries to further treat wastewater and/or take abatement action at their power plants.  The cost of complying with any such requirements is not now determinable, but could be significant.

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  Another rule finalized in 2004 that addressed existing structures has been withdrawn following a January 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In April 2008, the U.S. Supreme Court granted petitions for writs of certiorari filed by Utility Water Act Group, Public Service Enterprise Group, Inc. and Entergy Corporation, and subsequently ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact.  It is expected that the EPA will incorporate this option in its revisions of the rule.  How the cost-benefit analysis will be employed, other issues raised by the Second Circuit Court (that were not reviewed by the U.S. Supreme Court), and actions the states may take on their own, could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

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

PPL has signed a consent order with the Pennsylvania DEP under which it will take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in power plant discharge channels, especially during cold weather.  In the past, fish kills have occurred at Brunner Island when debris at intake pumps resulted in a unit trip or reduction in load, causing a sudden change in water temperature in the discharge channel when fish were present.

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

The EPA and several states, including Montana, are considering establishing regulations under the Resource Conservation and Recovery Act that could impact the disposal and management of coal combustion products (CCPs), including ash and scrubber wastes and other by-products.  The large ash release at a Tennessee Valley Authority site in Tennessee in December 2008 and subsequent widespread media coverage have significantly increased the likelihood of new federal regulatory requirements for CCPs.  As a precursor to developing regulations, the EPA issued letters in March 2009 to power plant owners, including PPL subsidiaries, requesting information on the structural integrity of their CCP disposal and associated water treatment impoundments.  PPL has responded to the requests.  PPL cannot predict at this time what the EPA's regulations may require and what impact, if any, they would have on PPL's facilities.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At March 31, 2009, PPL Energy Supply had accrued a discounted liability of $24 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted average rate used was 8.18%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2009 through 2013, and the expected payments for the work after 2013 are $144 million.

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

Environmental Matters - WPD (PPL and PPL Energy Supply)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.  There are no material legal or administrative proceedings pending against WPD with respect to environmental matters.  See "Environmental Matters - Domestic - Superfund and Other Remediation - Electric and Magnetic Fields" for a discussion of EMFs.

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At March 31, 2009, this maximum assessment was $38 million.  Effective April 1, 2009, this maximum assessment was $37 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to $12.5 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.  In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

At March 31, 2009, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

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

(PPL, PPL Energy Supply and PPL Electric)

The table below provides an update to those guarantees that are within the scope of FIN 45 and are specifically disclosed in Note 15 to the Financial Statements contained in each Registrant's 2008 Form 10-K.  Other than noted in footnote (i), the probability of expected payment/performance under each of these guarantees is remote.

	Recorded Liability at
	March 31, 2009	December 31, 2008	Exposure at March 31, 2009 (a)		Expiration Date
PPL
Indemnifications for sale of PPL Gas Utilities			$300	(b)

PPL Energy Supply (c)
Letters of credit issued on behalf of affiliates			10	(d)	2009 to 2011
Retroactive premiums under nuclear insurance programs			38	(e)
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			235	(f)
Indemnifications for entities in liquidation and sales of assets	$1	$1	8	(g)	2010 to 2012
Indemnification to operators of jointly-owned facilities			6	(h)
WPD guarantee of pension and other obligations of unconsolidated entities	2	2	28	(i)	2017
Tax indemnification related to unconsolidated WPD affiliates			7	(j)	2012
Guarantee of a portion of an unconsolidated entity's debt	1	1	22	(k)	2018
(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.

(b)
PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at 15% of the purchase price ($45.0 million), in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed 1.5% of the purchase price ($4.5 million).  The indemnification provisions for most representations and warranties survive for a period of one year after the closing.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification relating to unknown environmental liabilities for manufactured gas plants and disposal sites outside of Pennsylvania could survive more than three years, but only with respect to applicable property or sites identified by the purchaser prior to the third anniversary of the transaction closing.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

(c)	Other than the letters of credit, all guarantees of PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.

(d)
Standby letter of credit arrangements under PPL Energy Supply's $300 million five-year credit facility for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(e)
PPL Susquehanna is contingently obligated to pay this amount related to potential retroactive premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" for additional information.

(f)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

(g)
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

In connection with the liquidation of wholly-owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation.  In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation.  In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.  In 2009, $212 million of previously disclosed exposure expired.

In addition to the $8 million exposure disclosed above, PPL Energy Supply has provided indemnification to the purchaser of a generating facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities is triggered only if the purchaser's losses reach $1 million in the aggregate, capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located is capped at $4 million in the aggregate and survives for a maximum period of five years after the transaction closing.

(h)
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

(i)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At March 31, 2009, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(j)	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.

(k)	Reflects principal payments only.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.  At March 31, 2009, the aggregate fair value of the indemnities related to arrangements entered into subsequent to December 31, 2002 was insignificant.

11.	Related Party Transactions

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power purchase agreements with PPL EnergyPlus, effective July 2000 and January 2002, in which PPL EnergyPlus will supply PPL Electric's entire PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For the three months ended March 31, 2009 and 2008, these purchases totaled $497 million and $489 million.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at March 31, 2009, the fair value of the contract was approximately $429 million.  Accordingly, at March 31, 2009, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million, the maximum amount required under the contract.  PPL Energy Supply's deposit with PPL Electric was $300 million at both March 31, 2009 and December 31, 2008.  This deposit is shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Interest Income from Affiliates" on the Statements of Income.  For the three months ended March 31, 2009 and 2008, interest related to this deposit was $1 million and $3 million.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment and other payments under the contract was $9 million and $12 million at March 31, 2009 and December 31, 2008.  These balances are reflected on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.  The prepayment will be fully amortized during 2009.

Under Pennsylvania law and PUC regulations, PPL Electric is required to buy electricity generation supply for customers who do not choose a competitive supplier.  PPL Electric has conducted five of its six planned competitive solicitations for generation supply in 2010, after its existing PLR contract expires.  Competitive bids have been solicited for 4,250 MW, or 83%, of PPL Electric's expected generation supply requirements for these customers in 2010.  An independent company, NERA Economic Consulting (NERA), is managing this competitive solicitation process.  NERA compiles the results and presents them to the PUC.  See Note 10 for additional information on the results of the completed solicitations.  The sixth competitive solicitation is scheduled for October 2009.

PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process and has entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.  At March 31, 2009, PPL Energy Supply provided PPL Electric with an insignificant letter of credit as performance assurance.

At March 31, 2009, PPL Electric had credit exposure to PPL EnergyPlus under the PLR contracts and its solicitations for generation supply in 2010 of $429 million.  As a result of netting and collateral arrangements, PPL Electric's credit exposure was reduced to zero.

PPL Energy Supply has credit exposure to PPL Electric under the PLR contracts and the solicitations for generation supply in 2010.  At March 31, 2009, PPL Energy Supply's credit exposure with PPL Electric was $492 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to $63 million.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended March 31, 2009 and 2008, these NUG purchases totaled $20 million and $28 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended March 31,
	2009 (a)	2008

PPL Energy Supply	$55	$51
PPL Electric	32	27

(a)	Excludes allocated costs associated with the February 2009 workforce reduction. See Note 6 for additional information.

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had no notes receivable from affiliates at March 31, 2009 and December 31, 2008.  Interest earned on loans to affiliates, included in "Interest Income from Affiliates" on the Statements of Income, was insignificant and $2 million for the three months ended March 31, 2009 and 2008.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a $300 million balance outstanding at March 31, 2009 and December 31, 2008.  Interest is due quarterly at a rate equal to the 3-month LIBOR plus 1%.  This note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on the note is included in "Interest Income from Affiliate" on the Statements of Income, and was $2 million and $3 million for the three months ended March 31, 2009 and 2008.

Intercompany Derivatives (PPL Energy Supply)

In 2009 and 2008, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  At March 31, 2009, the total exposure hedged was £68 million and the net fair value of these positions was not significant.  No similar hedging instruments were outstanding at December 31, 2008.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other income - net" on the Statements of Income.  PPL Energy Supply recorded a net gain of $1 million and a net loss of $1 million for the three months ended March 31, 2009 and 2008.

PPL Energy Supply is also party to forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at March 31, 2009, was £60 million (approximately $119 million based on contracted rates).  The fair value of these positions was $32 million and $34 million at March 31, 2009 and December 31, 2008, and is reflected in the foreign currency translation adjustment component of AOCI on the Balance Sheets.  Additionally, $16 million was reflected in "Current Assets - Price risk management assets" on the Balance Sheets at March 31, 2009 and December 31, 2008, and $16 million and $18 million was reflected in "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets at March 31, 2009 and December 31, 2008.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $11 million and $9 million of this license fee for the three months ended March 31, 2009 and 2008.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

Intercompany Insurance (PPL Electric)

PPL Power Insurance Ltd. (PPL Power Insurance) is a subsidiary of PPL that provides insurance coverage to PPL and its subsidiaries for property damage, general/public liability and workers' compensation.

PPL Electric recorded recoveries on various insurance claims with PPL Power Insurance of $3 million and $6 million for the three months ended March 31, 2009 and 2008, which were primarily included as offsets to "Other operation and maintenance" on the Statements of Income.  PPL Electric paid premiums of $2 million for both periods.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended March 31,
PPL	2009	2008
Other Income
Gains related to the extinguishment of notes (Note 7)	$29
Interest income	7	$10
Hyder liquidation distributions		2
Earnings on securities in the nuclear plant decommissioning trust funds (a)	(16)	(1)
Miscellaneous - Domestic	3	1
Total	23	12
Other Deductions
Miscellaneous - Domestic	4	3
Miscellaneous - International		1
Other Income - net	$19	$8

PPL Energy Supply
Other Income
Gains related to the extinguishment of notes (Note 7)	$25
Interest income	4	$7
Hyder liquidation distributions		2
Earnings on securities in the nuclear plant decommissioning trust funds (a)	(16)	(1)
Miscellaneous - Domestic	3	1
Total	16	9
Other Deductions
Miscellaneous - Domestic	3	2
Miscellaneous - International		1
Other Income - net	$13	$6

PPL Electric
Other Income
Interest income	$2	$2
Other Income - net	$2	$2

(a)
The three months ended March 31, 2009 and 2008, include charges of $17 million and $3 million for other-than-temporary impairments of securities held in the trust funds, which were recorded in the Supply segment.

13.	Fair Value Measurements

(PPL, PPL Energy Supply and PPL Electric)

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

Recurring Fair Value Measurements

	March 31, 2009				December 31, 2008
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$631	$631			$1,100	$1,100
Short-term investments	150	150			150	150
Restricted cash and cash equivalents	190	190			347	347
Price risk management assets:
Energy commodities	3,640	14	$3,456	$170	2,460	19	$2,143	$298
Interest rate/foreign exchange	164		119	45	156		152	4
	3,804	14	3,575	215	2,616	19	2,295	302
Nuclear plant decommissioning trust funds:
Cash and cash equivalents	6	6			7	7
Equity securities	179	179			166	166
Commingled equity index funds	76		76		85		85
Debt securities:
U.S. Treasury	59	59			77	77
Municipality	63		63		61		61
Corporate	28		28		33		33
Other	14		14		17		17
	425	244	181		446	250	196
Auction rate securities	22			22	24			24
	$5,222	$1,229	$3,756	$237	$4,683	$1,866	$2,491	$326

Liabilities
Price risk management liabilities:
Energy commodities	$2,949	$8	$2,887	$54	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	18		18		27		27
	$2,967	$8	$2,905	$54	$2,160	$15	$2,035	$110

PPL Energy Supply
Assets
Cash and cash equivalents	$119	$119			$464	$464
Short-term investments	150	150			150	150
Restricted cash and cash equivalents	169	169			328	328
Price risk management assets:
Energy commodities	3,640	14	$3,456	$170	2,460	19	$2,143	$298
Interest rate/foreign exchange	108		63	45	107		103	4
	3,748	14	3,519	215	2,567	19	2,246	302
Nuclear plant decommissioning trust funds:
Cash and cash equivalents	6	6			7	7
Equity securities	179	179			166	166
Commingled equity index funds	76		76		85		85
Debt securities:
U.S. Treasury	59	59			77	77
Municipality	63		63		61		61
Corporate	28		28		33		33
Other	14		14		17		17
	425	244	181		446	250	196
Auction rate securities	17			17	19			19
	$4,628	$696	$3,700	$232	$3,974	$1,211	$2,442	$321

Liabilities
Price risk management liabilities:
Energy commodities	$2,949	$8	$2,887	$54	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	17		17		16		16
	$2,966	$8	$2,904	$54	$2,149	$15	$2,024	$110

PPL Electric
Assets
Cash and cash equivalents	$345	$345			$483	$483
Restricted cash and cash equivalents	15	15			15	15
	$360	$360			$498	$498

A reconciliation of assets and liabilities classified as Level 3 at March 31, 2009, is as follows:

	Fair Value Measurements Using Level 3 Inputs
	Energy Commodities, net	Interest Rate/Foreign Exchange	Auction Rate Securities	Total
PPL
Balance at December 31, 2008	$188	$4	$24	$216
Total realized/ unrealized gains (losses):
Included in earnings	(21)			(21)
Included in OCI	(10)	3	(2)	(9)
Purchases, sales, issuances and settlements, net	36			36
Transfers (out of) and/or into Level 3	(77)	38		(39)
Balance at March 31, 2009	$116	$45	$22	$183

PPL Energy Supply
Balance at December 31, 2008	$188	$4	$19	$211
Total realized/ unrealized gains (losses):
Included in earnings	(21)			(21)
Included in OCI	(10)	3	(2)	(9)
Purchases, sales, issuances and settlements, net	36			36
Transfers (out of) and/or into Level 3	(77)	38		(39)
Balance at March 31, 2009	$116	$45	$17	$178

Gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three months ended March 31, 2009, are reported in the Statement of Income as follows for PPL and PPL Energy Supply:

	Energy Commodities
	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases

Total gains (losses) included in earnings for the period	$4	$(9)	$(16)
Change in unrealized gains (losses) relating to positions still held at the reporting date	2	(1)	(1)

A reconciliation of assets and liabilities classified as Level 3 at March 31, 2008, is as follows:

	Fair Value Measurements Using Level 3 Inputs
	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at December 31, 2007	$134		$134
Total realized/ unrealized gains (losses):
Included in OCI	73		73
Purchases, sales, issuances and settlements, net
Transfers into Level 3		$40	40
Balance at March 31, 2008	$207	$40	$247

PPL Energy Supply
Balance at December 31, 2007	$134		$134
Total realized/ unrealized gains (losses):
Included in OCI	73		73
Purchases, sales, issuances and settlements, net
Transfers into Level 3		$35	35
Balance at March 31, 2008	$207	$35	$242

Gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three months ended March 31, 2008, were insignificant for PPL and PPL Energy Supply.

Price Risk Management Assets/Liabilities - Energy Commodities

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

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department continues to assess all reasonably available market information and currently uses probabilities of default to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available or for power basis, which PPL generally values using historical prices.

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Exchange

The valuation inputs for PPL Energy Supply's cross-currency swaps include forward interest rates and foreign exchange rates, which are observable, and credit valuation adjustments.  Given the duration of these swaps, PPL Energy Supply cannot practicably obtain market information to value credit risk and therefore relies on its own models.  These models use projected probabilities of default based on historical observances.  When the credit adjustment is significant to the overall valuation, the contracts are classified as Level 3.

Auction Rate Securities

PPL and PPL Energy Supply's auction rate securities are recorded in "Investments - Other" on the Balance Sheet and include Federal Family Education Loan Program guaranteed student loan revenue bonds as well as various municipal bond issues, all of which are rated investment grade.  Auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

At March 31, 2009 and December 31, 2008, the par value of these auction rate securities totaled $29 million for PPL and $24 million for PPL Energy Supply.  Contractual maturities for these auction rate securities are a weighted average of approximately 27 years.  Despite failed auctions in 2008 and 2009, PPL and PPL Energy Supply continued to earn interest on these investments at contractually prescribed interest rates.

At March 31, 2009 and December 31, 2008, PPL concluded the fair values of its auction rate securities were $22 million and $24 million.  PPL Energy Supply concluded the fair values of its auction rate securities were $17 million and $19 million at these same periods.  The temporary declines from par value were $7 million and $5 million at March 31, 2009 and December 31, 2008, for PPL and PPL Energy Supply.  Because they have the intent and ability to hold these securities until they can be liquidated at par value, PPL and PPL Energy Supply believe they do not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL and PPL Energy Supply believe these investments continue to be of high credit quality and do not anticipate having to sell these securities to fund operations.  As such, the declines in fair values are deemed temporary due to general market conditions and have been reflected in AOCI for PPL and PPL Energy Supply.

At March 31, 2009 and December 31, 2008, PPL and PPL Energy Supply estimated the fair value of auction rate securities based on the following criteria:  (i) the underlying structure and credit quality of each security; (ii) the present value of future estimated interest and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and (iii) consideration of the impact of auction failures or redemption at par.  The estimated fair value of these securities could change significantly based on future market conditions.

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

Due to a significant decline in market prices at March 31, 2009, PPL Energy Supply assessed the recoverability of certain sulfur dioxide emission allowances.  As a result, sulfur dioxide emission allowances with a carrying amount of $45 million were written down to their estimated fair value of $15 million, resulting in an impairment charge of $30 million.  This charge, recorded in the Supply segment for PPL and PPL Energy Supply, is included in "Other operation and maintenance" on the Statement of Income for the three months ended March 31, 2009.

When available, observable market prices were used to value the sulfur dioxide emission allowances.  When observable market prices were not available, fair value was modeled using prices from observable transactions and appropriate discount rates.  The modeled values were significant to the overall fair value measurement.

	March 31, 2009
	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Loss

Sulfur dioxide emission allowances (a)	$15			$15	$(30)

(a)	Current and long-term sulfur dioxide emission allowances are included in "Other intangibles" in their respective areas on the Balance Sheet.

Normal Purchases and Normal Sales (PPL, PPL Energy Supply and PPL Electric)

PPL and PPL Energy Supply enter into full-requirement energy contracts, power purchase agreements, certain retail energy and physical capacity contracts and certain contracts to purchase emission allowances expected to be consumed.  These contracts range in maturity through 2023 and qualify for NPNS.  PPL Electric has also entered into contracts that qualify for NPNS.  See "Energy Purchase Commitments" within Note 10 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded on the Balance Sheets at March 31, 2009 and December 31, 2008.  The estimated fair value of these contracts was:

	Net Asset (Liability)
	March 31, 2009	December 31, 2008

PPL	$391	$136
PPL Energy Supply	658	239
PPL Electric	(267)	(103)

14.	Derivative Instruments and Hedging Activities

Risk Management Objectives

(PPL, PPL Energy Supply and PPL Electric)

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, sensitivity analyses, and daily portfolio reporting, including open positions, mark-to-market valuations, and other risk management metrics.

Market risk is the potential loss PPL and its subsidiaries may incur as a result of price changes associated with a particular financial or commodity instrument.

PPL and PPL Energy Supply are exposed to market risk from:

•
commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities;

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in PPL's nuclear decommissioning trust funds and PPL's defined benefit plans; and
•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply utilize forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of the risk management strategy to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, interest rates and foreign currency exchange rates.  All derivatives are recognized on the balance sheet at their fair value, unless they qualify for NPNS.

PPL Electric is exposed to market risk from its load-following supply agreements for its customers through 2010.

Credit risk is the potential loss PPL and its subsidiaries may incur due to a counterparty's non-performance, including defaults on payments and energy commodity deliveries.

PPL and PPL Energy Supply are exposed to credit risk from:

•	commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, and financial institutions;
•	interest rate derivatives with financial institutions; and
•	foreign currency derivatives with financial institutions.

PPL Electric is exposed to credit risk from its load-following supply agreements for its customers through 2010.

The majority of the credit risk stems from PPL Energy Supply's and PPL Electric's commodity derivatives for multi-year contracts for energy sales and purchases.  If the counterparties fail to perform their obligations under such contracts, PPL and its subsidiaries would not experience an immediate financial loss but would experience lower revenues or higher costs in future years to the extent that replacement sales or purchases could not be made at the same prices as those under the defaulted contracts.

PPL and its subsidiaries have credit policies to manage its credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions, and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request the additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.

Commodity Price Risk (Non-trading)

(PPL and PPL Energy Supply)

Commodity price risk is one of PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their generation assets, as well as the extent of their marketing and proprietary trading activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

To hedge the impact of market price fluctuations on PPL's and PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the Financial Statements until delivery.  See Note 13 for additional information on NPNS.  PPL and PPL Energy Supply segregate their remaining non-trading activities into two categories:  cash flow hedge activity and economic activity.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  Many of these contracts have qualified for hedge accounting.  These contracts range in maturity through 2017.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  Such reclassifications during the three months ended March 31, 2009 and 2008 were insignificant.

For the three months ended March 31, 2009 and 2008, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $12 million and insignificant.

Additionally, during the three months ended March 31, 2009, certain power and gas cash flow hedges failed hedge effectiveness testing.  Hedge accounting is not permitted for the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed was recorded to the income statement, resulting in an after-tax gain of $67 million.  These transactions were not dedesignated as hedges, since prospective regression analysis demonstrates these hedges are expected to be highly effective over their term.  The fair value of these positions increased significantly due to the continued decline in power and gas prices during the three months ended March 31, 2009.

At March 31, 2009, the accumulated net unrealized after-tax losses on qualifying energy derivatives that are expected to be reclassified into earnings during the next 12 months were $18 million for PPL and PPL Energy Supply.  Amounts are reclassified upon delivery of the energy contracts.

Economic Activity

PPL Energy Supply also uses derivative contracts to economically hedge the impact of market price fluctuations on its energy-related assets, liabilities and other contractual arrangements, which do not receive hedge accounting treatment.  PPL Energy Supply refers to these transactions as economic activity.  The economic activity category includes energy derivative transactions that have previously qualified or could potentially qualify for hedge accounting; however, these transactions have either been disqualified from hedge accounting or management has not elected to designate them as accounting hedges.  This category also includes transactions entered into to optimize the economic value of PPL Energy Supply's generation assets or to hedge their wholesale or retail load obligations.  These contracts range in maturity through 2012.  Additionally, the ineffective portion of qualifying cash flow hedges, including the entire change in fair value for certain cash flow hedges that failed effectiveness testing during the current period as discussed in the preceding "Cash Flow Hedges" section, is also included when PPL Energy Supply reports its economic activity.

Examples of transactions represented in this category include certain purchase contracts used to supply full-requirement sales contracts; FTRs or basis swaps used to hedge basis risk associated with the sale of generation or supplying full-requirement sales contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail gas activities; fair value hedges of fuel inventory; and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since PPL Energy Supply owns the physical generating capacity, its price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.  PPL Energy Supply also purchases call options or sells put options to create a net purchase position to cover an overall short position in its non-trading portfolio.

The unrealized gains (losses) for this activity are reflected in the Statements of Income as follows:

	Three Months Ended March 31,
	2009	2008

Revenues
Unregulated retail electric and gas	$1
Wholesale energy marketing	352	$(180)
Expenses
Fuel	2	7
Energy purchases	(269)	259

The net unrealized gains recorded in "Wholesale energy marketing" for the three months ended March 31, 2009, resulted primarily from certain full-requirement sales contracts in which PPL Energy Supply did not elect NPNS and from hedge ineffectiveness as discussed in the "Cash Flow Hedges" section above.  The net unrealized losses recorded in "Energy purchases" for the three months ended March 31, 2009, resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment and from hedge ineffectiveness.  Since power prices have decreased significantly during the period, these fixed-price contracts have resulted in unrealized gains and losses.

Commodity Price Risk (Trading)

(PPL and PPL Energy Supply)

PPL Energy Supply also executes energy contracts to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.

Commodity Volumetric Activity

(PPL and PPL Energy Supply)

PPL Energy Supply currently employs four primary strategies to maximize the value of its wholesale energy portfolio.  As further discussed below, these strategies include the sales of baseload generation, optimization of intermediate and peaking generation, marketing activities, and proprietary trading activities.  These transactions may be accounted for as either accounting hedges or economic hedges.

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its baseload generation fleet, which includes 7,598 MWs of generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty for the next three years; however, in certain instances, PPL Energy Supply will sell power and purchase fuel beyond this three-year period.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, of baseload generation based on the five-year business plan assumptions for 2009-2013.  These expected sales could be impacted by several factors, including plant availability.

2009 (a)	2010	2011	2012	2013 - 2016 (b)

39,060	52,446	52,416	53,187	210,908

(a)	Represents expected sales from April 1, 2009 to December 31, 2009.
(b)	Amount based on 2013 volumes with no assumed change for 2014 through 2016.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed price contracts and the related percentage of fuel that has been purchased or committed at March 31, 2009:

			Fuel Purchases % (c)
Year	Derivative Sales % (a)	Total Power Sales % (b)	Coal	Nuclear

2009 (d)	14% (e)	100%	100%	100%
2010	79%	91%	98%	100%
2011	51%	59%	77%	100%
2012	29%	36%	59%	100%
2013-2016	1%	5%	45%	77%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(b)
Amount represents derivative and non-derivative contracts. Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(c)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(d)	Represents the time period from April 1, 2009 to December 31, 2009.
(e)
The majority of PPL Energy Supply's baseload generation for 2009 is allocated to supplying the PLR contract with PPL Electric.  This contract is not a derivative contract.  The PLR contract expires on December 31, 2009.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related contracts and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at March 31, 2009:

Contract Type	2009 (a)	2010	2011	2012

Oil Swaps	405	420	408	180

(a)	Represents the time period from April 1, 2009 to December 31, 2009.

Optimization of Intermediate and Peaking Generation

In addition to its baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its intermediate and peaking fleet, which includes 4,402 MWs of gas and oil-fired generation.  PPL Energy Supply uses both option and non-option contracts to support this strategy.  The following table presents the volumes of derivative contracts used in support of this strategy at March 31, 2009:

	Units	2009 (a)	2010

Net Power Sales:
Options (b)	GWh	104	186
Non-option contracts	GWh	1,688	69

Net Power/Fuel Purchases:
Options (b)	GWh	229
Non-option contracts	Bcf	20.2	0.9

(a)	Represents the time period from April 1, 2009 to December 31, 2009.
(b)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement energy sales contracts and their related supply contracts, long-term power purchase agreements, retail gas sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, renewable energy credits (RECs), and other ancillary products.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  The following table presents the volumes of (sales)/purchase contracts, excluding FTRs and basis swaps, used in support of these activities at March 31, 2009:

	Units	2009 (a)	2010	2011	2012	2013 - 2017

Energy sales contracts (b)	GWh	(16,968)	(25,441)	(9,390)	(3,402)	(8,938)

Related supply contracts
Energy purchases	GWh	16,465	21,592	7,824	2,673	6,306
Volumetric hedges (c)	GWh	(193)	525
Volumetric hedges (c)	Bcf	(3.0)	(0.4)

Generation supply	GWh	531	3,922	1,639	1,900	8,938

(a)	Represents the time period from April 1, 2009 to December 31, 2009.
(b)
The majority of PPL Energy Supply's full-requirement sales contracts receive accrual accounting as they qualify for NPNS or are not derivative contracts.  Also included in these volumes are the sales from PPL EnergyPlus to PPL Electric to supply PPL Electric's 2009 and 2010 load obligation.

(c)	PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.

Through May 2012, total capacity sales are 153,490 MW-months and total capacity purchases are 6,040 MW-months.  These capacity obligations correspond to capacity which is purchased from PJM’s Reliability Pricing Model and ISO New England’s Forward Capacity Market auctions, for which prices have been set through May 2012.  PPL Energy Supply has minimal price risk associated with these obligations.  Additionally, PPL Energy Supply has additional capacity sales of 155 MW-months through 2013 and capacity purchases of 14,400 MW-months through 2016.

As noted above, PPL Energy Supply's marketing activities also include its retail gas portfolio.  PPL Energy Supply has sold a total of 3.4 Bcf of gas to retail customers through 2012.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of FTR and basis (sales)/purchase contracts at March 31, 2009:

Commodity	Units	2009 (a)	2010	2011	2012

FTRs	GWh	19,169	739	192
Power Basis Swaps	GWh	(3,003)	(8,409)	(876)	(878)
Gas Basis Swaps	Bcf	14.0	1.9	1.0

(a)	Represents the time period from April 1, 2009 to December 31, 2009.

Proprietary Trading Activity

At March 31, 2009, PPL Energy Supply's proprietary trading positions, excluding FTRs and basis contracts, were not significant.

Interest Rate Risk

(PPL and PPL Energy Supply)

PPL and its subsidiaries have issued debt to finance its operations, which results in an exposure to interest rate risk.  PPL and its subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's and its subsidiaries' debt portfolio due to changes in benchmark interest rates.

Cash Flow Hedges

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts that qualify as cash flow hedges to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts range in maturity through 2039 and had a notional value of $275 million at March 31, 2009.  For the three months ended March 31, 2009 and 2008, hedge ineffectiveness associated with these derivatives was not significant.  No contracts were outstanding at PPL Energy Supply at March 31, 2009.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  For the three months ended March 31, 2009 and 2008, hedge ineffectiveness associated with these contracts was zero.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  PPL reclassified a net after-tax gain of $2 million for the three months ended March 31, 2009.  There were no such reclassifications for PPL Energy Supply for the three months ended March 31, 2009.  PPL and PPL Energy Supply had no such reclassifications in 2008.

At March 31, 2009, the accumulated net unrealized after-tax gains on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were insignificant for PPL and $3 million for PPL Energy Supply.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges

PPL and PPL Energy Supply are exposed to changes in the fair value of their domestic and international debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At March 31, 2009, PPL held contracts that range in maturity through 2047 and had a notional value of $450 million.  PPL Energy Supply did not hold any such contracts at March 31, 2009.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three months ended March 31, 2009 and 2008.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt issuances that no longer qualified as fair value hedges for the three months ended March 31, 2009 and 2008.

Foreign Currency Risk

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply are exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL's and PPL Energy Supply's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk of expected earnings.

Cash Flow Hedges

PPL and PPL Energy Supply may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments denominated in foreign currencies; however, at March 31, 2009, there were no existing contracts of this nature.  Amounts previously classified in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications during the three months ended March 31, 2009 and 2008.

Fair Value Hedges

PPL and PPL Energy Supply enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at March 31, 2009, there were no existing contracts of this nature.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three months ended March 31, 2009 and 2008.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three months ended March 31, 2009 and 2008.

Net Investment Hedges

PPL and PPL Energy Supply may enter into foreign currency contracts to protect the value of a portion of their net investment in WPD.  The total notional amount of the contracts outstanding at March 31, 2009 was £60 million.  The settlement dates of these contracts range from June 2009 through June 2011.  At March 31, 2009, the fair value of these positions was a gain of $32 million.  For the three months ended March 31, 2009 and 2008, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $1 million and $2 million in the foreign currency translation adjustment component of OCI.  At March 31, 2009, $17 million of accumulated net investment hedge gains, after tax, were included in the foreign currency translation adjustment component of AOCI compared with $16 million of gains at December 31, 2008.  See Note 11 for additional information.

Economic Activity

PPL and PPL Energy Supply may enter into foreign currency contracts as an economic hedge of anticipated earnings valued in British pounds sterling.  At March 31, 2009, the total exposure hedged was £68 million and the net fair value of these positions was not significant.  These contracts have termination dates ranging from April 2009 to December 2009.  No similar hedging instruments were outstanding at December 31, 2008.  Gains and losses, both realized and unrealized, on these contracts are included in "Other income - net" on the Statements of Income.  For the three months ended March 31, 2009, PPL and PPL Energy Supply recorded a net gain of $1 million.  For the three months ended March 31, 2008, PPL and PPL Energy Supply recorded a net loss of $1 million.  See Note 11 for additional information.

Accounting and Reporting

(PPL and PPL Energy Supply)

All derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they qualify for NPNS), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

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

The circumstances and intent existing at the time that derivative contracts are entered into are used to determine their accounting designation, which is subsequently verified by an independent internal group on a daily basis.  The following summarizes the guidelines that have been provided to the marketers who are responsible for contract designation for derivative energy contracts.

•	Any wholesale and retail contracts to sell electricity and the related capacity that do not meet the definition of a derivative receive accrual accounting.

•	Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications are met.

•
Physical capacity-only transactions to sell excess capacity from PPL's generation qualify for NPNS.  The forward value of these transactions is not recorded in the financial statements and has no earnings impact until delivery.

•	Any physical energy sale or purchase not intended to hedge an economic exposure is considered speculative, with unrealized gains or losses recorded immediately through earnings.

•
Financial transactions, which can be settled in cash, do not qualify for NPNS because they do not require physical delivery.  These transactions can receive cash flow hedge treatment if they lock in the cash flows PPL will receive or pay for energy expected to be sold or purchased in the spot market.

•
PPL purchases FTRs for both proprietary trading activities and hedging purposes.  FTRs, although economically effective as electricity basis hedges, do not currently qualify for hedge accounting treatment.  Unrealized and realized gains and losses from FTRs that were entered into for trading purposes are recorded in "Net energy trading margins" on the Statements of Income.  Unrealized and realized gains and losses from FTRs that were entered into to offset probable transmission congestion expenses are recorded in "Energy purchases" on the Statements of Income.

•
Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock in the price PPL will pay and meet the definition of a derivative.

•	Certain option contracts may receive hedge accounting treatment. Those that are not eligible are marked to fair value through earnings.

Unrealized gains or losses on cash flow hedges are recorded in OCI, excluding ineffectiveness that is recognized immediately in earnings.  These unrealized gains and losses become realized when the contracts settle and are recognized in earnings when the hedged transactions occur.

The following is a summary of certain guidelines that have been provided to PPL's Finance Department, which is responsible for contract designation for interest rate and foreign currency derivatives.

•
Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges.  Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in OCI and are amortized as a component of interest expense when the hedged transactions occur.

•
Transactions entered into to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.  To the extent that the change in the fair value of the derivative offsets the change in the fair value of the existing debt, there is no earnings impact, as both changes are reflected in interest expense.  Realized gains and losses over the life of the hedge are reflected in interest expense.

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

•
Derivative transactions that do not qualify for hedge accounting treatment are marked to fair value through earnings.  These transactions generally include hedges of earnings translation risk associated with subsidiaries that report their financial statements in a currency other than the U.S. dollar.  As such, these transactions eliminate earnings volatility due solely to changes in foreign currency exchange rates.

(PPL)

The following table presents the fair values and location of derivative instruments recorded on the Balance Sheet at March 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps	Price Risk Management Assets - current	$13	Price Risk Management Liabilities - current	$1
	Price Risk Management Assets - noncurrent	43	Price Risk Management Liabilities - noncurrent
Cross-currency swaps contracts	Price Risk Management Assets - current	7	Price Risk Management Liabilities - current	1
	Price Risk Management Assets - noncurrent	69	Price Risk Management Liabilities - noncurrent	16
Foreign exchange contracts	Price Risk Management Assets - current	16	Price Risk Management Liabilities - current
	Price Risk Management Assets - noncurrent	16	Price Risk Management Liabilities - noncurrent
Commodity contracts	Price Risk Management Assets - current	309	Price Risk Management Liabilities - current	246
	Price Risk Management Assets - noncurrent	919	Price Risk Management Liabilities - noncurrent	254
Total derivatives designated as hedging instruments		1,392		518

Derivatives not designated as hedging instruments (a)
Commodity contracts	Price Risk Management Assets - current	1,473	Price Risk Management Liabilities - current	1,529
	Price Risk Management Assets - noncurrent	939	Price Risk Management Liabilities - noncurrent	920
Total derivatives not designated as hedging instruments		2,412		2,449

Total derivatives		$3,804		$2,967

(a)	$73 million of gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2009.

The after-tax balances of accumulated net unrealized gains (losses) (excluding net investment hedges) in AOCI were $88 million and $(21) million at March 31, 2009 and December 31, 2008.  The after-tax balances of accumulated net unrealized losses (excluding net investment hedges) in AOCI were $218 million and $192 million at March 31, 2008 and December 31, 2007.

The pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31, 2009:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item

Interest rate swaps	Interest expense	$2	Fixed rate debt	Interest expense	$6
		$2			$6

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$19	Interest expense	$(2)	Interest expense
		Other Income	4	Other Income
Cross-currency swaps	10	Interest expense	1	Interest expense
		Other Income	22	Other Income

Commodity contracts	276
		Wholesale energy marketing	166	Wholesale energy marketing	$29
		Fuel	1	Fuel	1
		Energy purchases	(103)	Energy purchases	(3)
Total commodity	276		64		27
Total	$305		$89		$27

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other Income	$1

Commodity contracts	Unregulated retail electric and gas	3
	Wholesale energy marketing	284
	Net energy trading margins (a)	(13)
	Fuel	(8)
	Energy purchases	(384)
Total		$(117)

(a)	Differs from statement of income due to intramonth transactions which PPL defines as spot activity.

(PPL Energy Supply)

The following table presents the fair values and location of derivative instruments recorded on the Balance Sheet at March 31, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Cross-currency swaps contracts	Price Risk Management Assets - current	$7	Price Risk Management Liabilities - current	$1
	Price Risk Management Assets - noncurrent	69	Price Risk Management Liabilities - noncurrent	16
Foreign exchange contracts	Price Risk Management Assets - current	16	Price Risk Management Liabilities - current
	Price Risk Management Assets - noncurrent	16	Price Risk Management Liabilities - noncurrent
Commodity contracts	Price Risk Management Assets - current	309	Price Risk Management Liabilities - current	246
	Price Risk Management Assets - noncurrent	919	Price Risk Management Liabilities - noncurrent	254
Total derivatives designated as hedging instruments		1,336		517

Derivatives not designated as hedging instruments (a)
Commodity contracts	Price Risk Management Assets - current	1,473	Price Risk Management Liabilities - current	1,529
	Price Risk Management Assets - noncurrent	939	Price Risk Management Liabilities - noncurrent	920
Total derivatives not designated as hedging instruments		2,412		2,449

Total derivatives		$3,748		$2,966

(a)	$73 million of gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2009.

The after-tax balances of accumulated net unrealized gains (losses) (excluding net investment hedges) in AOCI were $88 million and $(12) million at March 31, 2009 and December 31, 2008.  The after-tax balances of accumulated net unrealized losses (excluding net investment hedges) in AOCI were $209 million and $188 million at March 31, 2008 and December 31, 2007.

The pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31, 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cross-currency swaps	$10	Interest expense	$1	Interest expense
		Other income	22	Other income

Commodity contracts	276
		Wholesale energy marketing	166	Wholesale energy marketing	$29
		Fuel	1	Fuel	1
		Energy purchases	(103)	Energy purchases	(3)
Total commodity	276		64		27
Total	$286		$87		$27

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other income	$1

Commodity contracts	Wholesale energy marketing	284
	Unregulated retail electric and gas	3
	Net Energy trading margins (a)	(13)
	Fuel	(8)
	Energy purchases	(384)
Total		$(117)

(a)	Differs from statement of income due to intramonth transactions which PPL defines as spot activity.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $146 million at March 31, 2009 and $22 million at December 31, 2008.

PPL Electric's obligation to return cash collateral to PPL Energy Supply under master netting arrangements was $300 million at March 31, 2009 and December 31, 2008.  See Note 11 for additional information.

PPL and PPL Electric have not posted any cash collateral under master netting arrangements.

Credit Risk-Related Contingent Features

(PPL and PPL Energy Supply)

Certain of PPL's and PPL Energy Supply's derivative contracts contain credit contingent provisions which would permit the counterparties with which PPL or PPL Energy Supply is in a net liability position to require the transfer of additional collateral upon a decrease in PPL's or PPL Energy Supply's credit rating.  Most of these provisions would require PPL or PPL Energy Supply to transfer additional collateral or permit the counterparty to terminate the contract if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  Some of these provisions also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate where allowed, most of these credit contingent provisions require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization by PPL or PPL Energy Supply on derivative instruments in net liability positions.

Additionally, certain of PPL's and PPL Energy Supply's derivative contracts contain credit contingent provisions that require PPL or PPL Energy Supply to provide "adequate assurance" of performance if the other party has reasonable grounds for insecurity regarding PPL's or PPL Energy Supply's performance of its obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" provisions.

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each agreement, such as an International Swaps and Derivatives Association, Inc. contract.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at March 31, 2009, was $450 million for which PPL and PPL Energy Supply had posted collateral of $349 million in the normal course of business.  At March 31, 2009, if the credit contingent provisions underlying these derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to post an additional $174 million of collateral to their counterparties.

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

(PPL)

At March 31, 2009, PPL had credit exposure of $4.1 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $795 million.  One of the counterparties accounted for 17% of this exposure and no other individual counterparty accounted for more than 9% of the exposure.  Ten counterparties accounted for $560 million, or 70%, of the total exposure.  Eight of these counterparties had an investment grade credit rating from S&P and accounted for 67% of the top 10 exposure.  The two counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts and are current on their obligations.

(PPL Energy Supply)

At March 31, 2009, PPL Energy Supply had credit exposure of $4.2 billion to energy trading partners, excluding the effects of netting arrangements.  As a result of netting arrangements and collateral, PPL Energy Supply's credit exposure was reduced to $841 million.  One of the counterparties accounted for 16% of this exposure and no other individual counterparty accounted for more than 9% of the exposure.  Ten counterparties accounted for $589 million or 70% of the total exposure.  Eight of these counterparties had an investment grade credit rating from S&P and accounted for 69% of the top 10 exposure.  The two counterparties that are not rated investment grade have posted collateral in the form of a letter of credit as per the terms and conditions of their respective contracts and are current on their obligations.

PPL Energy Supply has credit exposure to PPL Electric under the long-term contract for PPL EnergyPlus to supply PPL Electric's PLR load.  This exposure is excluded from the exposure discussed above.  See Note 11 for additional information on the related party credit exposure.

(PPL Electric)

At March 31, 2009, PPL Electric had no credit exposure as a result of its bids for the 2010 PLR supply.  There were nine successful bidders, all of which had an investment grade credit rating from S&P.  PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process.  The fifth competitive solicitation occurred in March 2009 and was approved by the PUC in April 2009.

Additionally, PPL Electric has credit exposure to PPL Energy Supply under the PLR contracts.  This exposure is excluded from the exposure discussed above.  See Note 11 for additional information on the related party credit exposure.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2008	$94	$669	$763
Effect of foreign currency exchange rates		(48)	(48)
Balance at March 31, 2009	$94	$621	$715

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of AROs were:

AROs at December 31, 2008	$389
Accretion expense	7
Revisions to estimates	1
Obligations settled	(5)
AROs at March 31, 2009	$392

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear station.  The accrued nuclear decommissioning obligation was $328 million and $322 million at March 31, 2009 and December 31, 2008.

Assets in the nuclear plant decommissioning trust funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  The aggregate fair value of these assets was $425 million and $446 million at March 31, 2009 and December 31, 2008.  See Note 13 for additional information on the fair value of these assets.

17.	Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents by reporting entity and by type.

	March 31, 2009
	PPL	PPL Energy Supply	PPL Electric
Current:
Funds deposited with trustee to defease First Mortgage Bonds (a)	$1		$1
Deposits for trading purposes (b)	71	$71
Counterparty collateral	84	84
Client deposits	6
Miscellaneous	2	2
Total current	164	157	1
Noncurrent:
Required deposits of WPD (c)	12	12
Funds deposited with Trustee to defease First Mortgage Bonds (a)	14		14
Total noncurrent	26	12	14
	$190	$169	$15

	December 31, 2008
	PPL	PPL Energy Supply	PPL Electric
Current:
Funds deposited with Trustee to defease First Mortgage Bonds (a)	$1		$1
Deposits for trading purposes (b)	301	$301
Counterparty collateral	12	12
Client deposits	4
Miscellaneous	2	2
Total current	320	315	1
Noncurrent:
Required deposits of WPD (c)	13	13
Funds deposited with Trustee to defease First Mortgage Bonds (a)	14		14
Total noncurrent	27	13	14
	$347	$328	$15

(a)	The carrying amount of related First Mortgage Bonds was $10 million at March 31, 2009 and December 31, 2008.
(b)
Represents margin posted by PPL EnergyPlus in connection with trading activities.  The decrease from December 31, 2008, relates primarily to decreases in market prices and the realization of certain transactions.

(c)	Primarily consists of insurance reserves.

18.	New Accounting Standards Pending Adoption

(PPL, PPL Energy Supply and PPL Electric)

FSP FAS 107-1 and APB 28-1

FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires a publicly traded company to include disclosures about the fair value of its financial instruments in interim reporting periods.

PPL and its subsidiaries will adopt FSP FAS 107-1 and APB 28-1, prospectively, effective April 1, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on PPL and its subsidiaries' financial statements as this guidance only impacts disclosures about the fair value of financial instruments.

FSP FAS 115-2 and FAS 124-2

FSP FAS 115-2 and FAS 124-2 modifies the existing requirement that an entity have the intent and ability to hold an impaired debt security to recovery in order to conclude an impairment was temporary.  Instead, an other-than-temporary impairment is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security, referred to as a credit loss.

In addition, the FSP changes the presentation of an other-than-temporary impairment loss in the income statement if the reason for recognition is a credit loss.  If an entity has the intent to sell the security or it is more likely than not that it will be required to sell the security before recovery, then the impairment loss recognized in earnings will equal the entire difference between the security's amortized cost basis and its fair value.  However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, but the security has suffered a credit loss, the impairment loss will be separated into the credit loss component, which is recognized in earnings, and the remainder of the impairment loss, which is recorded in OCI.

PPL and its subsidiaries will adopt FSP FAS 115-2 and FAS 124-2, prospectively, effective April 1, 2009.  Related SEC guidance, Topic 5M, was also amended to no longer apply to debt securities.  The adoption of FSP FAS 115-2 and FAS 124-2 and the related SEC guidance is not expected to have a material impact on PPL and its subsidiaries' financial statements.

FSP FAS 132(R)-1

FSP FAS 132(R)-1 amends SFAS 132(R) to provide guidance on an employer's disclosures about plan assets of defined benefit plans.  The objectives of the disclosures are to provide users of financial statements with an understanding of:

•	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies,
•	the major categories of plan assets,
•	the inputs and valuation techniques used to measure the fair value of plan assets,
•	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and
•	significant concentrations of risk within plan assets.

PPL and its subsidiaries will adopt FSP FAS 132(R)-1, prospectively, effective December 31, 2009.  FSP FAS 132(R)-1 was issued to provide greater transparency within disclosures; therefore, the adoption is not expected to have a material impact on PPL and its subsidiaries' financial statements.

FSP FAS 157-4

FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that the objective of a fair value measurement remains the same; that is, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

PPL and its subsidiaries will adopt FSP FAS 157-4, prospectively, effective April 1, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 157-4 is not expected to have a material impact on PPL and its subsidiaries' financial statements.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, PA.  Refer to "Item 1. Business - Background" in PPL's 2008 Form 10-K for descriptions of its reportable segments, which are Supply, International Delivery and Pennsylvania Delivery.  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in PA and the U.K.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2008 Form 10-K for a discussion of PPL's strategy and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2008 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.

Market Events

The downturn in the financial markets has increased the complexity of managing credit risk, responding to liquidity needs, measuring derivatives and other financial instruments at fair value, and managing market price risk.  Bank credit capacity has been reduced dramatically and the cost of renewing or establishing new credit facilities has increased significantly, thereby introducing uncertainties as to businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Credit Risk

Credit risk is the risk that PPL would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures to limit counterparty credit risk.  The continued volatility and downturn in financial and commodity markets during the first quarter of 2009 have generally increased PPL's exposure to credit risk.  See Note 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2008 Form 10-K for more information on credit risk.

Liquidity Risk

The downturn in financial markets generally continues to make obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly.  During this challenging period, PPL expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

The downturn in the financial markets has generally made it difficult to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL transacts, concluding that all of these markets were active at March 31, 2009, with the exception of the market for auction rate securities.  See Note 13 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.  The FASB recently issued FSP FAS 157-4 that addresses how to determine fair value when the volume and level of activity for the asset or liability has significantly decreased and how to identify transactions that are not orderly.  See Note 18 to the Financial Statements for additional information.

Securities Price Risk

Declines in the market price of debt and equity securities resulted in unrealized losses that have reduced the asset values of PPL's investments in its nuclear plant decommissioning trust funds and defined benefit plans.

PPL actively monitors the performance of the investments held in its nuclear plant decommissioning trust funds and periodically reviews the funds' investment allocations.  See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - Nuclear Plant Decommissioning Trust Funds - Securities Price Risk" for additional information on securities price risk.

PPL's defined benefit plans' assets continued to experience net negative investment returns in the first quarter of 2009, impacting the funded status of those plans.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in various assumptions, in addition to the actual performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" in PPL's 2008 Form 10-K for a discussion of the assumptions and sensitivities regarding those assumptions.

The Economic Stimulus Package

The Economic Stimulus Package is intended to stimulate the U.S. economy through federal tax relief, expansion of unemployment benefits and other social stimulus provisions, domestic spending for education, health care and infrastructure, including the energy sector.  A portion of the benefits included in the Economic Stimulus Package are offered in the form of loan fee reductions, expanded loan guarantees and secondary market incentives, including delayed recognition for tax purposes of income related to the cancellation of certain types of debt.  See "Financial Condition - Liquidity and Capital Resources" for a discussion of the applicability to the purchase of notes by PPL Energy Supply.

Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for "smart grid" programs, and has initiated a process for that purpose.  The Commonwealth of Pennsylvania is accepting applications for funding for energy projects such as wind, hydroelectric, solar and other projects.  As discussed in Note 8 to the Financial Statements, PPL has reconsidered its Holtwood expansion project in view of the tax incentives and potential loan guarantees for renewable energy projects contained in the Economic Stimulus Package.  PPL and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL's possible expansion plans, transmission projects and other business-related activities.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2008 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three months ended March 31, 2009, with the same period in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income attributable to PPL and the related EPS were:

	Three Months Ended March 31,
	2009	2008

Net income attributable to PPL	$241	$260
EPS - basic	$0.64	$0.69
EPS - diluted	$0.64	$0.69

The changes in net income attributable to PPL from period to period were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income attributable to PPL by segment was:

	Three Months Ended March 31,
	2009	2008

Supply	$105	$102
International Delivery	87	98
Pennsylvania Delivery	49	60
Total	$241	$260

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  Supply segment net income attributable to PPL was:

	Three Months Ended March 31,
	2009	2008
Energy revenues
External (a)	$1,194	$289
Intersegment	497	489
Energy-related businesses	92	107
Total operating revenues	1,783	885
Fuel and energy purchases
External (a)	1,179	257
Intersegment	20	28
Other operation and maintenance	233	227
Depreciation	51	44
Taxes, other than income	8	2
Energy-related businesses	88	105
Total operating expenses	1,579	663
Other Income - net	13
Interest Expense	47	41
Income Taxes	65	79
Net Income Attributable to PPL	$105	$102

(a)	Includes unrealized gains and losses from economic activity. See Note 14 to the Financial Statements for additional information.

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

Domestic gross energy margins	$(4)
Other operation and maintenance	16
Depreciation	(4)
Taxes, other than income	(4)
Other income - net	12
Interest expense	(3)
Income taxes	(3)
Other	1
Special items	(8)
$3

•	See "Domestic Gross Energy Margins" for further discussion.

•	Other operation and maintenance decreased primarily due to lower outage costs at the Susquehanna nuclear plant as a result of the timing of the 2009 refueling outage.

•	Other income - net increased primarily due to gains related to the extinguishment of notes.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2009	2008

MTM adjustments from economic activity (Note 14)	$50	$50
Impairment of nuclear decommissioning trust investments (a)	(3)
Impairments and other impacts - emission allowances (Note 13)	(15)
Other asset impairments	(2)
Workforce reduction charge (Note 6)	(6)
Montana basin seepage litigation (Note 10)		(5)
Synthetic fuel tax adjustment (Note 10)		(13)
Total	$24	$32

(a)	Represents other-than-temporary impairment charges on securities, including realized gains and losses from sales of previously impaired securities.

2009 Outlook

Excluding special items, PPL projects higher earnings for its Supply segment in 2009 compared with 2008, driven by higher energy margins as a result of higher expected baseload generation and margins from marketing and trading activities, despite higher coal expense, partially offset by higher operation and maintenance expenses and depreciation.

International Delivery Segment

The International Delivery segment consists primarily of the electricity distribution operations in the U.K.  In the first quarter of 2008, the International Delivery segment recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  See Note 8 to the Financial Statements for additional information.  International Delivery segment net income attributable to PPL was:

	Three Months Ended March 31,
	2009	2008

Utility revenues	$176	$241
Energy-related businesses	7	9
Total operating revenues	183	250
Other operation and maintenance	34	46
Depreciation	26	36
Taxes, other than income	13	17
Energy-related businesses	3	3
Total operating expenses	76	102
Other Income - net	2	3
Interest Expense	13	38
Income Taxes	9	20
Income from Discontinued Operations		5
Net Income Attributable to PPL	$87	$98

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

U.K.
Delivery margins	$2
Other operating expenses	4
Interest expense	15
Income taxes	9
Foreign currency exchange rates	(34)
Hyder liquidation distributions	(2)
U.S. Income taxes	2
Discontinued operations (Note 8)	(5)
Other	1
Special items	(3)
$(11)

•	Lower U.K. interest expense on the Index-Linked Senior Unsecured Notes primarily due to lower inflation rates.

•	Lower U.K. income taxes primarily due to a favorable settlement of an uncertain tax position, partially offset by changes in other uncertain tax positions.

•
Changes in U.K. foreign currency exchange rates negatively impacted WPD earnings between the periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.45 for the first three months of 2009 versus approximately $1.98 for the same period in 2008.  This decreased WPD-related revenue and expense line items by 27%.

The following after-tax amounts, which management considers special items, impacted the International Delivery segment earnings.

	Three Months Ended March 31,
	2009	2008

Asset impairments	$(1)
Workforce reduction charge (Note 6)	(2)
Total	$(3)

2009 Outlook

Excluding special items, PPL projects lower earnings for its International Delivery segment in 2009 compared with 2008, primarily as a result of less favorable foreign currency exchange rates.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment for both 2008 and 2009 includes the regulated electric delivery operations of PPL Electric.  The Pennsylvania Delivery segment results in 2008 also include the revenues and expenses of PPL's natural gas distribution and propane businesses.  These revenues and expenses are included in Discontinued Operations.  In October 2008, PPL sold its natural gas distribution and propane businesses.  See Note 8 to the Financial Statements for additional information.

Pennsylvania Delivery segment net income attributable to PPL was:

	Three Months Ended March 31,
	2009	2008
Operating revenues
External	$890	$880
Intersegment	20	28
Total operating revenues	910	908
Fuel and energy purchases
External	32	41
Intersegment	497	489
Other operation and maintenance	106	104
Amortization of recoverable transition costs	84	76
Depreciation	33	32
Taxes, other than income	52	56
Total operating expenses	804	798
Other Income - net	4	5
Interest Expense	29	29
Income Taxes	27	30
Income from Discontinued Operations		9
Noncontrolling Interests	5	5
Net Income Attributable to PPL	$49	$60

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$1
Other operation and maintenance	7
Interest expense	(3)
Discontinued operations (Note 8)	(9)
Other	(1)
Special items	(6)
$(11)

•	Other operation and maintenance decreased primarily due to higher PUC-reportable storm costs in 2008 and decreased contractor expenses in 2009.

The following after-tax amounts, which management considers special items, also had a significant impact on the Pennsylvania Delivery segment earnings.

	Three Months Ended March 31,
	2009	2008

Asset impairments	$(1)
Workforce reduction charge (Note 6)	(5)
Total	$(6)

2009 Outlook

Excluding special items, PPL projects lower earnings for its Pennsylvania Delivery segment in 2009 compared with 2008, due to the divestiture of PPL's natural gas distribution and propane businesses and slightly lower results from the electricity delivery business.  Slightly higher revenues are expected to be offset by higher other operation and maintenance expenses.

See Note 10 to the Financial Statements for a discussion of items that could impact earnings beyond 2009, including the PUC-approved plan to procure default electricity supply for 2010, Pennsylvania legislative and other regulatory activities and a FERC-approved transmission rate.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investor's understanding of PPL's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL believes that "Domestic Gross Energy Margins" are useful and meaningful to investors because they provide them with the results of PPL's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Operating Income" and "Domestic Gross Energy Margins" as defined by PPL.

	Three Months Ended March 31,
	2009	2008

Operating Income (a)	$417	$480
Adjustments:
Energy-related businesses, net (b)	(8)	(8)
Other operation and maintenance (a)	373	377
Amortization of recoverable transition costs (a)	84	76
Depreciation (a)	110	112
Taxes, other than income (a)	73	75
Revenue adjustments (c)	(897)	(426)
Expense adjustments (c)	243	(285)
Domestic gross energy margins	$395	$401

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended March 31,
	2009	2008	Change
Revenue
Utility (a)	$1,065	$1,120	$(55)
Unregulated retail electric and gas (a)	42	34	8
Wholesale energy marketing (a)	1,165	258	907
Net energy trading margins (a)	(12)	(2)	(10)
Revenue adjustments (b)
WPD utility revenue	(176)	(241)	65
Domestic delivery component of utility revenue	(354)	(354)
Other utility revenue	(14)	(12)	(2)
MTM adjustments from economic activity (c)	(353)	180	(533)
Gains from sale of emission allowances (d)		1	(1)
Total revenue adjustments	(897)	(426)	(471)
	1,363	984	379
Expense
Fuel (a)	258	240	18
Energy purchases (a)	953	58	895
Expense adjustments (b)
MTM adjustments from economic activity (c)	(267)	266	(533)
Domestic electric ancillaries (e)	(12)	(12)
Gross receipts tax (f)	31	30	1
Other	5	1	4
Total expense adjustments	(243)	285	(528)
	968	583	385
Domestic gross energy margins	$395	$401	$(6)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)	Included in "Energy purchases" on the Statements of Income.
(f)	Included in "Taxes, other than income" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's various strategies to maximize the value of its wholesale energy portfolio. The most significant of these strategies include the sales of baseload generation, optimization of intermediate and peaking generation and its marketing and proprietary trading activities.  PPL also manages these activities on a geographic basis that is aligned with its generation assets.

	Three Months Ended March 31,
	2009	2008	Change
Generation related margins:
Eastern U.S.	$297	$315	$(18)
Western U.S.	84	72	12
Marketing and trading margins:
Eastern U.S.	15	25	(10)
Western U.S.	(1)	(11)	10
Domestic gross energy margins	$395	$401	$(6)

Eastern U.S.

Eastern U.S. generation related margins were $18 million lower during the three months ended March 31, 2009, compared with the same period in 2008.  This decrease was primarily due to 10% higher average baseload generation fuel prices, primarily due to higher coal prices.  Partially offsetting these lower margins was a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.

Eastern U.S. marketing and trading margins were $10 million lower during the three months ended March 31, 2009, compared with the same period in 2008.  This decrease was primarily due to lower FTR results, partially offset by higher margins on full-requirement supply contracts.

Western U.S.

Western U.S. generation related margins were $12 million higher during the three months ended March 31, 2009, compared with the same period in 2008.  This increase was primarily due to higher wholesale volumes of 19% and increased generation from the hydroelectric units of 19%.

Western U.S. marketing and trading margins were $10 million higher during the three months ended March 31, 2009, compared with the same period in 2008.  The increase consists of $5 million of higher realized trading margins and $5 million of higher unrealized trading margins.

Utility Revenues

The decrease in utility revenues was attributable to:

Three Months Ended March 31, 2009 vs. March 31, 2008
Domestic:
Retail electric revenue (PPL Electric)
PLR	$9
Other	1
U.K.:
Electric delivery revenue	(1)
Foreign currency exchange rates	(64)
$(55)

The change in utility revenues, excluding U.K. currency exchange rate impacts, was primarily due to higher PLR revenues, which was attributable to favorable weather during the first quarter of 2009, partially offset by the impact of economic conditions.

Other Operation and Maintenance

The decrease in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Impairment of emission allowances (Note 13)	$30
Workforce reduction charge (Note 6)	22
Outage costs at Western and Eastern U.S. fossil/hydroelectric stations	4
Defined benefit costs	2
Contractor expenses	(4)
PUC-reportable storm costs	(4)
Stock-based compensation	(4)
Uncollectible accounts	(6)
Montana basin seepage litigation (Note 10)	(7)
U.K. foreign currency exchange rates	(8)
Outage costs at Susquehanna nuclear station	(23)
Other - Domestic	(1)
Other - U.K.	(5)
$(4)

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $8 million for the three months ended March 31, 2009, compared with the same period in 2008.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Depreciation

The decrease in depreciation expense was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Additions to PP&E (a)	$9
U.K. foreign currency exchange rates	(9)
Other	(2)
$(2)

(a)	Primarily attributable to the completion of the Susquehanna uprate and the Montour scrubber projects in the second quarter of 2008.

Taxes, Other Than Income

The decrease in taxes, other than income was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Property tax expense (a)	$7
Pennsylvania gross receipts tax expense	(2)
U.K. foreign currency exchange rates	(4)
Other	(3)
$(2)

(a)	Primarily due to a $7 million property tax credit recorded by PPL Montana during the three months ended March 31, 2008.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

The decrease in interest expense was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Long-term debt interest expense	$8
Short-term debt interest expense	4
U.K. foreign currency exchange rates	(4)
Hedging activities	(9)
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(19)
Other	1
$(19)

Income Taxes

The decrease in income taxes was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Tax reserve adjustments	$4
Tax on foreign earnings	(1)
Nonconventional fuel and other tax credits	(13)
Lower pre-tax book income	(19)
Other	1
$(28)

See Note 5 to the Financial Statements for additional information on income taxes including details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to PPL's Latin American businesses, which were dissolved in 2008 and PPL's natural gas distribution and propane businesses, which were sold in 2008.

Financial Condition

Liquidity and Capital Resources

PPL continues to focus on maintaining a strong credit profile and liquidity position while the downturn in the financial markets continues to make obtaining new sources of bank and capital markets funding difficult and costly in 2009.  PPL expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.

PPL had the following at:

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$631	$1,100
Short-term investments (a)	150	150
	$781	$1,250
Short-term debt	$581	$679

(a)
Represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See "Financing Activities" below for further discussion.

The $469 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	the payment of $421 million to retire $451 million aggregate principal amount of long-term debt;
•	$270 million of capital expenditures;
•	the payment of $126 million of common stock dividends;
•	a net decrease in short-term debt of $90 million (excluding the impact of U.K. foreign currency exchange rates);
•	$26 million in net expenditures for intangible assets;
•	$310 million of cash provided by operating activities;
•	a decrease of $156 million in restricted cash and cash equivalents; and
•	proceeds of $16 million from the issuance of common stock.

Auction Rate Securities

PPL's investment in auction rate securities continues to be impacted by auction failures and the resulting illiquidity in 2009.  PPL held auction rate securities with an aggregate par value of $29 million at March 31, 2009 and December 31, 2008.  PPL concluded that the fair value of its auction rate securities was $22 million at March 31, 2009 and $24 million at December 31, 2008, a temporary decline of $7 million and $5 million from par value.  Because PPL intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  Additionally, PPL does not anticipate having to sell these securities to fund operations.  As such, the decline in fair value is deemed temporary due to general market conditions. See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At March 31, 2009, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,110		$285		$821		$3,004
PPL Electric Credit Facilities (b)		340				1		339
Total Domestic Credit Facilities (c)		$4,450		$285		$822		$3,343

WPDH Limited Credit Facility	₤	150	₤	145			₤	5
WPD (South West) Credit Facilities		154		57	₤	4		93
Total WPD Credit Facilities (d)	₤	304	₤	202	₤	4	₤	98

(a)
In March 2009, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date from March 2009 to March 2010 and reducing the capacity from $300 million to $200 million.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program.  At March 31, 2009, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.

(c)	The commitments under PPL's domestic credit facilities are provided by a diverse bank group consisting of 23 banks, with no one bank providing more than 14% of the total committed capacity.
(d)	At March 31, 2009, the unused capacity of WPD's committed credit facilities was approximately $140 million.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

As discussed below under "Rating Agency Decisions," S&P lowered its rating on PPL Energy Supply's commercial paper to A-3 from A-2 in January 2009.  Since PPL Energy Supply does not expect to need to issue any commercial paper during 2009 and there is essentially no liquidity in commercial paper markets for paper with an A-3 rating, PPL Energy Supply closed its commercial paper program in January 2009 and requested that Moody's, S&P and Fitch each withdraw their ratings on its commercial paper program, which each rating agency subsequently did.

Market conditions to issue commercial paper with ratings of P-2, A-2 and F-2 by Moody's, S&P and Fitch continue to be challenging and costly.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during 2009, but it may do so from time to time to facilitate short-term cash flow needs if market conditions improve.

Financing Activities

In March 2009, PPL Capital Funding retired the entire $201 million of its 4.33% Notes Exchange Series A upon maturity.

In March 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes in order to reduce future interest expense.  Pursuant to the offers, PPL Energy Supply purchased approximately $100 million aggregate principal amount of its 6.00% Senior Notes due 2036 for $77 million, plus accrued interest, and approximately $150 million aggregate principal amount of its 6.20% Senior Notes due 2016 for $143 million, plus accrued interest.  See Note 7 to the Financial Statements for further discussion.  Under the Economic Stimulus Package, PPL will be permitted to defer recognition of income related to the extinguishment of these notes for tax purposes.  No amounts will be included in taxable income for the first five years.  Beginning in 2014, income related to the extinguishment of these notes will be included in taxable income ratably over five years.

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  PPL Investment Corp. received proceeds of $150 million in connection with this refunding as the Series 2009A and 2009B bonds were issued to unaffiliated investors.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bear interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bear interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds bear interest at a weekly rate, which was 0.35% at issuance.

In connection with the issuance of each series of bonds by the PEDFA, PPL Energy Supply entered into separate loan agreements with the PEDFA pursuant to which the PEDFA loaned to PPL Energy Supply the proceeds of the Series 2009A, Series 2009B and Series 2009C bonds on payment terms that correspond to those of the bonds.  PPL Energy Supply issued separate promissory notes to the PEDFA to evidence its obligations under each of the loan agreements.

Concurrent with the issuance of each series of bonds, separate letters of credit, totaling $237 million, were issued under PPL Energy Supply's $3.2 billion five-year syndicated credit facility to the trustee in support of each series of bonds.  The letters of credit permit the trustee to draw amounts to pay principal of and interest on, and the purchase price of, the Series 2009A, Series 2009B and Series 2009C bonds when due.  PPL Energy Supply is required to reimburse any draws on the letters of credit within one business day of such draw.

Common Stock Dividends

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

In January 2009, S&P completed a review of PPL, PPL Energy Supply and PPL Electric and revised its outlook for all three entities to negative from stable.  At that time, S&P affirmed the BBB issuer rating of PPL and PPL Energy Supply and affirmed the A- issuer rating of PPL Electric.  As a result of the negative outlook at PPL Energy Supply, S&P lowered the commercial paper rating of PPL Energy Supply to A-3 from A-2.  S&P stated in its press release regarding PPL and PPL Energy Supply that the revision in the outlook for PPL and PPL Energy Supply is based primarily on lower than expected cash flows for 2008 combined with concerns over further pressure on financial metrics in 2009.  S&P stated in its press release regarding PPL Electric that the revision in its outlook reflects the linkage with PPL along with their expectation that PPL Electric's financial metrics could weaken beginning in 2010.

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

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling arrangements, and interest rate and foreign currency trades, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2009.  At March 31, 2009, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL and PPL Energy Supply would have been required to post an additional $296 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections at March 31, 2009.

	Projected
	2009	2010	2011	2012	2013
Construction expenditures (a)
Generating facilities	$283	$588	$630	$472	$428
Transmission and distribution facilities	524	974	1,078	943	992
Environmental	210	68	98	114	6
Other	69	82	51	52	50
Total Construction Expenditures	1,086	1,712	1,857	1,581	1,476
Nuclear fuel	151	161	178	181	184
Total Capital Expenditures	$1,237	$1,873	$2,035	$1,762	$1,660

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $286 million for the 2009-2013 period.

PPL's capital expenditure projections for the years 2009-2013 total $8.6 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL's 2008 Form 10-K, primarily due to PPL's April 2009 announcement that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2008 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at March 31, 2009 and December 31, 2008, was a net liability of $60 million and a net liability of $52 million.

To hedge the impact of market price fluctuations on PPL's energy-related assets, liabilities and other contractual arrangements discussed above, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts mature at various times through 2017.

The following chart sets forth the net fair value of PPL's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2009	2008

Fair value of contracts outstanding at the beginning of the period	$402	$(305)
Contracts realized or otherwise settled during the period	98	37
Fair value of new contracts entered into during the period	(77)	100
Changes in fair value attributable to changes in valuation techniques (a)		55
Other changes in fair values	305	(155)
Fair value of contracts outstanding at the end of the period	$728	$(268)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL's non-trading commodity derivative contracts at March 31, 2009, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$4				$4
Prices based on significant other observable inputs	(87)	$491	$148	$44	596
Prices based on significant unobservable inputs	(6)	4	19	111	128
Fair value of contracts outstanding at the end of the period	$(89)	$495	$167	$155	$728

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

	Three Months Ended March 31,
	2009	2008

Fair value of contracts outstanding at the beginning of the period	$(75)	$16
Contracts realized or otherwise settled during the period	33
Fair value of new contracts entered into during the period	26	(8)
Other changes in fair values	(21)	14
Fair value of contracts outstanding at the end of the period	$(37)	$22

PPL will reverse unrealized losses of approximately $2 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL's trading portfolio at March 31, 2009, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$2				$2
Prices based on significant other observable inputs	3	$(19)	$(11)		(27)
Prices based on significant unobservable inputs	(9)	(3)			(12)
Fair value of contracts outstanding at the end of the period	$(4)	$(22)	$(11)		$(37)

VaR Models

PPL utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  On March 31, 2009 and December 31, 2008, the VaR for PPL's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	March 31,	Dec. 31,	March 31,	Dec. 31,
	2009	2008	2009	2008

95% Confidence Level, Five-Day Holding Period
Period End	$1	$3	$10	$10
Average for the Period	1	10	9	14
High	2	22	10	20
Low	1	3	8	9

The trading portfolio includes all speculative positions, regardless of delivery period.  All positions not considered speculative are considered non-trading.  PPL's non-trading portfolio includes PPL's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of liquid spot and forward markets.  The fair value of the FTR positions at March 31, 2009 was an unrealized loss of $19 million as follows:

	2009	2010	2011

Trading (a)	$(7)
Non-trading	(9)	$(2)	$(1)
Total	$(16)	$(2)	$(1)

(a)	The amount of trading losses expected to be realized in the next three months is approximately $8 million.

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

At March 31, 2009, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $2 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at March 31, 2009, would increase the fair value of its debt portfolio by $293 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At March 31, 2009, the fair value of these instruments was a net asset of $8 million.  PPL estimated that a 10% adverse movement in interest rates at March 31, 2009, would decrease the net asset by $15 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At March 31, 2009, the fair value of these instruments was an asset of $52 million.  PPL estimated that a 10% adverse movement in interest rates at March 31, 2009, would decrease the asset by $6 million.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at March 31, 2009, was a net asset of $59 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at March 31, 2009, would decrease the net asset by $30 million.

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

To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The total notional amount of the contracts outstanding at March 31, 2009, was £60 million.  The settlement dates of these contracts range from June 2009 through June 2011.  At March 31, 2009, the fair value of these positions was an asset of $32 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2009, would decrease the asset by $8 million.

To economically hedge the translation of 2009 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At March 31, 2009, the total exposure hedged was £68 million.  These forwards and options have termination dates ranging from April 2009 to December 2009.  At March 31, 2009, the net fair value of these positions was not significant.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2009 would decrease the net position by $2 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At March 31, 2009, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities.  These securities are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At March 31, 2009, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $28 million reduction in the fair value of the trusts' assets.  See Note 13 to the Financial Statements and Note 23 in PPL's 2008 Form 10-K for additional information regarding the nuclear decommissioning trust funds.

Credit Risk

See Note 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2008 Form 10-K for information on credit risk.

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

PPL is currently planning incremental capacity increases of 262 MW primarily at its existing generating facilities.  Offsetting the planned capacity increases is an expected reduction of up to 30 MW in net generation capability at the Brunner Island plant due to the estimated increase in station service usage during scrubber operations.

See Notes 8 and 10 to the Financial Statements for additional information.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting standards adopted and pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, AROs and income tax uncertainties.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2008 Form 10-K for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, PA.  Refer to "Item 1. Business - Background" in PPL Energy Supply's 2008 Form 10-K for descriptions of its reportable segments, which are Supply and International Delivery.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2008 Form 10-K for a discussion of PPL Energy Supply's strategy and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2008 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.

Market Events

The downturn in the financial markets has increased the complexity of managing credit risk, responding to liquidity needs, measuring derivatives and other financial instruments at fair value, and managing market price risk.  Bank credit capacity has been reduced dramatically and the cost of renewing or establishing new credit facilities has increased significantly, thereby introducing uncertainties as to businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Credit Risk

Credit risk is the risk that PPL Energy Supply would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures to limit counterparty credit risk.  The continued volatility and downturn in financial and commodity markets during the first quarter of 2009 have generally increased PPL Energy Supply's exposure to credit risk.  See Notes 11 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other – Credit Risk" in PPL Energy Supply's 2008 Form 10-K for more information on credit risk.

Liquidity Risk

The downturn in financial markets generally continues to make obtaining new sources of bank and capital markets funding more difficult and costly.  During this challenging period, PPL Energy Supply expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Energy Supply's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

The downturn in the financial markets has generally made it difficult to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL Energy Supply transacts, concluding that all of these markets were active at March 31, 2009, with the exception of the market for auction rate securities.  See Note 13 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.  The FASB recently issued FSP FAS 157-4 that addresses how to determine fair value when the volume and level of activity for the asset or liability has significantly decreased and how to identify transactions that are not orderly.  See Note 18 to the Financial Statements for additional information.

Securities Price Risk

Declines in the market price of debt and equity securities resulted in unrealized losses that have reduced the asset values of PPL Energy Supply's investments in its nuclear plant decommissioning trust funds and defined benefit plans.

PPL Energy Supply actively monitors the performance of the investments held in its nuclear plant decommissioning trust funds and periodically reviews the funds' investment allocations.  See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - Nuclear Plant Decommissioning Trust Funds - Securities Price Risk" for additional information on securities price risk.

PPL Energy Supply's subsidiaries sponsor various defined benefit plans and participate in and are allocated costs from defined benefit plans sponsored by PPL.  These defined benefit plans' assets continued to experience net negative investment returns in the first quarter of 2009, impacting the funded status of those plans.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in various assumptions, in addition to the actual performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" in PPL's 2008 Form 10-K for a discussion of the assumptions and sensitivities regarding those assumptions.

The Economic Stimulus Package

The Economic Stimulus Package is intended to stimulate the U.S. economy through federal tax relief, expansion of unemployment benefits and other social stimulus provisions, domestic spending for education, health care and infrastructure, including the energy sector.  A portion of the benefits included in the Economic Stimulus Package are offered in the form of loan fee reductions, expanded loan guarantees and secondary market incentives, including delayed recognition for tax purposes of income related to the cancellation of certain types of debt.  See "Financial Condition - Liquidity and Capital Resources" for a discussion of the applicability to the purchase of notes by PPL Energy Supply.

Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for "smart grid" programs, and has initiated a process for that purpose.  The Commonwealth of Pennsylvania is accepting applications for funding for energy projects such as wind, hydroelectric, solar and other projects.  As discussed in Note 8 to the Financial Statements, PPL Energy Supply has reconsidered its Holtwood expansion project in view of the tax incentives and potential loan guarantees for renewable energy projects contained in the Economic Stimulus Package.  PPL Energy Supply and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL Energy Supply's possible expansion plans and other business-related activities.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2008 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2009, with the same period in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income attributable to PPL Energy Supply was $191 million for the three months ended March 31, 2009, compared with $204 million for the same period in 2008.

The changes in net income attributable to PPL Energy Supply from period to period were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income attributable to PPL Energy Supply by segment was:

	Three Months Ended March 31,
	2009	2008

Supply	$104	$106
International Delivery	87	98
Total	$191	$204

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  Supply segment net income attributable to PPL Energy Supply was:

	Three Months Ended March 31,
	2009	2008

Energy revenues (a)	$1,692	$779
Energy-related businesses	89	105
Total operating revenues	1,781	884
Fuel and energy purchases (a)	1,199	285
Other operation and maintenance	248	237
Depreciation	48	41
Taxes, other than income	7	2
Energy-related businesses	86	103
Total operating expenses	1,588	668
Other Income - net (b)	12	8
Interest Expense	43	33
Income Taxes	58	85
Net Income Attributable to PPL Energy Supply	$104	$106

(a)	Includes unrealized gains and losses from economic activity. See Note 14 to the Financial Statements for additional information.
(b)	Includes interest income from affiliates.

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

Domestic gross energy margins	$(4)
Other operation and maintenance	13
Depreciation	(4)
Taxes, other than income	(3)
Other income - net	6
Interest expense	(6)
Other	4
Special items	(8)
$(2)

•	See "Domestic Gross Energy Margins" for further discussion.

•	Other operation and maintenance decreased primarily due to lower outage costs at the Susquehanna nuclear plant as a result of the timing of the 2009 refueling outage.

•	Other income - net increased primarily due to gains related to the extinguishment of notes.

•	Interest expense increased primarily due to interest on long-term debt.

The following after-tax amounts, which management considers special items, also had a significant impact on the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended March 31,
	2009	2008

MTM adjustments from economic activity (Note 14)	$50	$50
Impairment of nuclear decommissioning trust investments (a)	(3)
Impairments and other impacts - emission allowances (Note 13)	(15)
Other asset impairments	(2)
Workforce reduction charge (Note 6)	(6)
Montana basin seepage litigation (Note 10)		(5)
Synthetic fuel tax adjustment (Note 10)		(13)
Total	$24	$32

(a)	Represents other-than-temporary impairment charges on securities, including realized gains and losses from sales of previously impaired securities.

2009 Outlook

Excluding special items, PPL Energy Supply projects higher earnings for its Supply segment in 2009 compared with 2008, driven by higher energy margins as a result of higher expected baseload generation and margins from marketing and trading activities, despite higher coal expense, partially offset by higher operation and maintenance expenses and depreciation.

International Delivery Segment

The International Delivery segment consists primarily of the electricity distribution operations in the U.K.  In the first quarter of 2008, the International Delivery segment recognized income tax adjustments and other expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  See Note 8 to the Financial Statements for additional information.  International Delivery segment net income attributable to PPL Energy Supply was:

	Three Months Ended March 31,
	2009	2008

Utility revenues	$176	$241
Energy-related businesses	7	9
Total operating revenues	183	250
Other operation and maintenance	34	46
Depreciation	26	36
Taxes, other than income	13	17
Energy-related businesses	3	3
Total operating expenses	76	102
Other Income - net	2	3
Interest Expense	13	38
Income Taxes	9	20
Income from Discontinued Operations		5
Net Income Attributable to PPL Energy Supply	$87	$98

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

U.K.
Delivery margins	$2
Other operating expenses	4
Interest expense	15
Income taxes	9
Foreign currency exchange rates	(34)
Hyder liquidation distributions	(2)
U.S. Income taxes	2
Discontinued operations (Note 8)	(5)
Other	1
Special items	(3)
$(11)

•	Lower U.K. interest expense on the Index-Linked Senior Unsecured Notes primarily due to lower inflation rates.

•	Lower U.K. income taxes primarily due to a favorable settlement of an uncertain tax position, partially offset by changes in other uncertain tax positions.

•
Changes in U.K. foreign currency exchange rates negatively impacted WPD earnings between the periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.45 for the first three months of 2009 versus approximately $1.98 for the same period in 2008.  This decreased WPD-related revenue and expense line items by 27%.

The following after-tax amounts, which management considers special items, impacted the International Delivery segment earnings.

	Three Months Ended March 31,
	2009	2008

Asset impairments	$(1)
Workforce reduction charge (Note 6)	(2)
Total	$(3)

2009 Outlook

Excluding special items, PPL Energy Supply projects lower earnings for its International Delivery segment in 2009 compared with 2008, primarily as a result of less favorable foreign currency exchange rates.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  The presentation of "Domestic Gross Energy Margins" is intended to supplement the investor's understanding of PPL Energy Supply's domestic non-trading and trading activities by combining applicable income statement line items and related adjustments to calculate a single financial measure.  PPL Energy Supply believes that "Domestic Gross Energy Margins" are useful and meaningful to investors because they provide them with the results of PPL Energy Supply's domestic non-trading and trading activities as another criterion in making their investment decisions.  PPL Energy Supply's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.  Other companies may use different measures to present the results of their non-trading and trading activities.  Additionally, "Domestic Gross Energy Margins" are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  The following table provides a reconciliation between "Operating Income" and "Domestic Gross Energy Margins" as defined by PPL Energy Supply.

	Three Months Ended March 31,
	2009	2008

Operating Income (a)	$300	$364
Adjustments:
Utility (a)	(176)	(241)
Energy-related businesses, net (b)	(7)	(8)
Other operation and maintenance (a)	282	283
Depreciation (a)	74	77
Taxes, other than income (a)	20	19
Revenue adjustments (c)	(358)	176
Expense adjustments (c)	260	(269)
Domestic gross energy margins	$395	$401

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended March 31,
	2009	2008	Change
Revenue
Wholesale energy marketing (a)	$1,165	$258	$907
Wholesale energy marketing to affiliate (a)	497	489	8
Unregulated retail electric and gas (a)	42	34	8
Net energy trading margins (a)	(12)	(2)	(10)
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(3)	(4)	1
Miscellaneous unregulated retail electric and gas	(1)		(1)
MTM adjustments from economic activity (c)	(353)	180	(533)
Gains from sale of emission allowances (d)		1	(1)
Other	(1)	(1)
Total revenue adjustments	(358)	176	(534)
	1,334	955	379
Expense
Fuel (a)	258	240	18
Energy purchases (a)	921	17	904
Energy purchases from affiliate (a)	20	28	(8)
Expense adjustments (b)
MTM adjustments from economic activity (c)	(267)	266	(533)
Other	7	3	4
Total expense adjustments	(260)	269	(529)
	939	554	385
Domestic gross energy margins	$395	$401	$(6)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.
Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's various strategies to maximize the value of its wholesale energy portfolio.  The most significant of these strategies include the sales of baseload generation, optimization of intermediate and peaking generation and its marketing and proprietary trading activities.  PPL Energy Supply also manages these activities on a geographic basis that is aligned with its generation assets.

	Three Months Ended March 31,
	2009	2008	Change
Generation related margins:
Eastern U.S.	$297	$315	$(18)
Western U.S.	84	72	12
Marketing and trading margins:
Eastern U.S.	15	25	(10)
Western U.S.	(1)	(11)	10
Domestic gross energy margins	$395	$401	$(6)

Eastern U.S.

Eastern U.S. generation related margins were $18 million lower during the three months ended March 31, 2009, compared with the same period in 2008.  This decrease was primarily due to 10% higher average baseload generation fuel prices, primarily due to higher coal prices.  Partially offsetting these lower margins was a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.

Eastern U.S. marketing and trading margins were $10 million lower during the three months ended March 31, 2009, compared with the same period in 2008.  This decrease was primarily due to lower FTR results, partially offset by higher margins on full-requirement supply contracts.

Western U.S.

Western U.S. generation related margins were $12 million higher during the three months ended March 31, 2009, compared with the same period in 2008.  This increase was primarily due to higher wholesale volumes of 19% and increased generation from the hydroelectric units of 19%.

Western U.S. marketing and trading margins were $10 million higher during the three months ended March 31, 2009, compared with the same period in 2008.  This increase consists of $5 million of higher realized trading margins and $5 million of higher unrealized trading margins.

Utility Revenues

The decrease in utility revenues was attributable to:

Three Months Ended March 31, 2009 vs. March 31, 2008

U.K. electric delivery revenue	$(1)
U.K. foreign currency exchange rates	(64)
$(65)

Other Operation and Maintenance

The decrease in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Impairment of emission allowances (Note 13)	$30
Workforce reduction charge (Note 6)	13
Outage costs at Western and Eastern U.S. fossil/hydroelectric stations	4
Allocation of certain corporate service costs (Note 11)	4
Trademark royalty fees from a PPL subsidiary (Note 11)	2
Stock-based compensation	(5)
Uncollectible accounts	(6)
Montana basin seepage litigation (Note 10)	(7)
U.K. foreign currency exchange rates	(8)
Outage costs at Susquehanna nuclear station	(23)
Other - U.K.	(5)
$(1)

Depreciation

The decrease in depreciation expense was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Additions to PP&E (a)	$8
U.K. foreign currency exchange rates	(9)
Other	(2)
$(3)

(a)	Primarily attributable to the completion of the Susquehanna uprate and the Montour scrubber projects in the second quarter of 2008.

Taxes, Other Than Income

The increase in taxes, other than income was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Property tax expense (a)	$7
U.K. foreign currency exchange rates	(4)
Other	(2)
$1

(a)	Primarily due to a $7 million property tax credit recorded by PPL Montana during the three months ended March 31, 2008.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Income from Affiliates

Interest income from affiliates decreased by $4 million for the three months ended March 31, 2009, compared with the same period in 2008.  The decrease was the result of reduced average balances outstanding on a note receivable with an affiliate and lower average interest rates on this note, and a decline in the floating interest rate on the $300 million collateral deposit related to the PLR contract.

Interest Expense

The decrease in interest expense was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Long-term debt interest expense	$7
Short-term debt interest expense	3
U.K. foreign currency exchange rates	(4)
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(19)
Other	(2)
$(15)

Income Taxes

The decrease in income taxes was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Tax on foreign earnings	$(1)
Tax reserve adjustments	(2)
Nonconventional fuel and other tax credits	(13)
Lower pre-tax book income	(23)
Tax return adjustments	1
$(38)

See Note 5 to the Financial Statements for additional information on income taxes including details on effective income tax rates.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to PPL's Latin American businesses, which were dissolved in 2008.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply continues to focus on maintaining a strong credit profile and liquidity position while the downturn in the financial markets continues to make obtaining new sources of bank and capital markets funding difficult and costly in 2009.  PPL Energy Supply expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, short-term investments and its credit facilities.

PPL Energy Supply had the following at:

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$119	$464
Short-term investments (a)	150	150
	$269	$614
Short-term debt	$581	$584

(a)
Represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See "Financing Activities" below for further discussion.

The $345 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	distributions to Member of $296 million;
•	the payment of $220 million to retire $250 million aggregate principal amount of long-term debt;
•	$205 million of capital expenditures;
•	$24 million in net expenditures for intangible assets;
•	$245 million of cash provided by operating activities; and
•	a decrease of $159 million in restricted cash and cash equivalents.

Auction Rate Securities

PPL Energy Supply's investment in auction rate securities continues to be impacted by auction failures and the resulting illiquidity in 2009.  PPL Energy Supply held auction rate securities with an aggregate par value of $24 million at March 31, 2009 and December 31, 2008.  PPL Energy Supply concluded that the fair value of its auction rate securities was $17 million at March 31, 2009 and $19 million at December 31, 2008, a temporary decline of $7 million and $5 million from par value.  Because PPL Energy Supply intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL Energy Supply believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  Additionally, PPL Energy Supply does not anticipate having to sell these securities to fund operations.  As such, the decline in fair value is deemed temporary due to general market conditions.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At March 31, 2009, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,110		$285		$821		$3,004

WPDH Limited Credit Facility	₤	150	₤	145			₤	5
WPD (South West) Credit Facilities		154		57	₤	4		93
Total WPD Credit Facilities (b)	₤	304	₤	202	₤	4	₤	98

(a)
In March 2009, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date from March 2009 to March 2010 and reducing the capacity from $300 million to $200 million.

The commitments under PPL Energy Supply's domestic credit facilities are provided by a diverse bank group consisting of 23 banks, with no one bank providing more than 15% of the total committed capacity.

(b)	At March 31, 2009, the unused capacity of WPD's committed credit facilities was approximately $140 million.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

As discussed below under "Rating Agency Decisions," S&P lowered its rating on PPL Energy Supply's commercial paper to A-3 from A-2 in January 2009.  Since PPL Energy Supply does not expect to need to issue any commercial paper during 2009 and there is essentially no liquidity in commercial paper markets for paper with an A-3 rating, PPL Energy Supply closed its commercial paper program in January 2009 and requested that Moody's, S&P and Fitch each withdraw their ratings on its commercial paper program, which each rating agency subsequently did.

Financing Activities

In March 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes in order to reduce future interest expense.  Pursuant to the offers, PPL Energy Supply purchased approximately $100 million aggregate principal amount of its 6.00% Senior Notes due 2036 for $77 million, plus accrued interest, and approximately $150 million aggregate principal amount of its 6.20% Senior Notes due 2016 for $143 million, plus accrued interest.  See Note 7 to the Financial Statements for further discussion.  Under the Economic Stimulus Package, PPL Energy Supply will be permitted to defer recognition of income related to the extinguishment of these notes for tax purposes.  No amounts will be included in taxable income for the first five years.  Beginning in 2014, income related to the extinguishment of these notes will be included in taxable income ratably over five years.

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  PPL Investment Corp. received proceeds of $150 million in connection with this refunding as the Series 2009A and 2009B bonds were issued to unaffiliated investors.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bear interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bear interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds bear interest at a weekly rate, which was 0.35% at issuance.

In connection with the issuance of each series of bonds by the PEDFA, PPL Energy Supply entered into separate loan agreements with the PEDFA pursuant to which the PEDFA loaned to PPL Energy Supply the proceeds of the Series 2009A, Series 2009B and Series 2009C bonds on payment terms that correspond to those of the bonds.  PPL Energy Supply issued separate promissory notes to the PEDFA to evidence its obligations under each of the loan agreements.

Concurrent with the issuance of each series of bonds, separate letters of credit, totaling $237 million, were issued under PPL Energy Supply's $3.2 billion five-year syndicated credit facility to the trustee in support of each series of bonds.  The letters of credit permit the trustee to draw amounts to pay principal of and interest on, and the purchase price of, the Series 2009A, Series 2009B and Series 2009C bonds when due.  PPL Energy Supply is required to reimburse any draws on the letters of credit within one business day of such draw.

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

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling arrangements, and interest rate and foreign currency trades, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2009.  At March 31, 2009, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to post an additional $296 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections at March 31, 2009.

	Projected
	2009	2010	2011	2012	2013
Construction expenditures (a)
Generating facilities	$283	$588	$630	$472	$428
Transmission and distribution facilities	251	428	448	460	477
Environmental	210	68	98	114	6
Other	14	17	6	7	6
Total Construction Expenditures	758	1,101	1,182	1,053	917
Nuclear fuel	151	161	178	181	184
Total Capital Expenditures	$909	$1,262	$1,360	$1,234	$1,101

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $206 million for the 2009-2013 period.

PPL Energy Supply's capital expenditure projections for the years 2009-2013 total $5.9 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL Energy Supply's 2008 Form 10-K, primarily due to PPL's April 2009 announcement that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2007 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment under SFAS 133.  The majority of PPL Energy Supply's energy transactions qualify for accrual or hedge accounting.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at March 31, 2009 and December 31, 2008, was a net liability of $60 million and a net liability of $52 million.

To hedge the impact of market price fluctuations on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements discussed above, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.

The following chart sets forth the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2009	2008

Fair value of contracts outstanding at the beginning of the period	$402	$(305)
Contracts realized or otherwise settled during the period	98	37
Fair value of new contracts entered into during the period	(77)	100
Changes in fair value attributable to changes in valuation techniques (a)		55
Other changes in fair values	305	(155)
Fair value of contracts outstanding at the end of the period	$728	$(268)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following chart segregates fair values of PPL Energy Supply's non-trading commodity derivative contracts at March 31, 2009, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$4				$4
Prices based on significant other observable inputs	(87)	$491	$148	$44	596
Prices based on significant unobservable inputs	(6)	4	19	111	128
Fair value of contracts outstanding at the end of the period	$(89)	$495	$167	$155	$728

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

	Three Months Ended March 31,
	2009	2008

Fair value of contracts outstanding at the beginning of the period	$(75)	$16
Contracts realized or otherwise settled during the period	33
Fair value of new contracts entered into during the period	26	(8)
Other changes in fair values	(21)	14
Fair value of contracts outstanding at the end of the period	$(37)	$22

PPL Energy Supply will reverse unrealized losses of approximately $2 million over the next three months as the transactions are realized.

The following chart segregates fair values of PPL Energy Supply's trading portfolio at March 31, 2009, based on whether the fair values are determined by quoted market prices for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$2				$2
Prices based on significant other observable inputs	3	$(19)	$(11)		(27)
Prices based on significant unobservable inputs	(9)	(3)			(12)
Fair value of contracts outstanding at the end of the period	$(4)	$(22)	$(11)		$(37)

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  On March 31, 2009 and December 31, 2008, the VaR for PPL Energy Supply's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	March 31,	Dec. 31,	March 31,	Dec. 31,
	2009	2008	2009	2008

95% Confidence Level, Five-Day Holding Period
Period End	$1	$3	$10	$10
Average for the Period	1	10	9	14
High	2	22	10	20
Low	1	3	8	9

The trading portfolio includes all speculative positions, regardless of delivery period.  All positions not considered speculative are considered non-trading.  PPL Energy Supply's non-trading portfolio includes PPL Energy Supply's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of liquid spot and forward markets.  The fair value of the FTR positions at March 31, 2009 was an unrealized loss of $19 million as follows:

	2009	2010	2011

Trading (a)	$(7)
Non-trading	(9)	$(2)	$(1)
Total	$(16)	$(2)	$(1)

(a)	The amount of trading losses expected to be realized in the next three months is approximately $8 million.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2009, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at March 31, 2009, would increase the fair value of its debt portfolio by $199 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At March 31, 2009, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At March 31, 2009, PPL Energy Supply had none of these instruments outstanding.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position at March 31, 2009 was a net asset of $59 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at March 31, 2009, would decrease the net asset by $30 million.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL Energy Supply's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL Energy Supply enters into financial instruments to protect against foreign currency translation risk of expected earnings.

To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The total notional amount of the contracts outstanding at March 31, 2009, was £60 million.  The settlement dates of these contracts range from June 2009 through June 2011.  At March 31, 2009, the fair value of these positions was an asset of $32 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2009, would decrease the asset by $8 million.

To economically hedge the translation of 2009 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At March 31, 2009, the total exposure hedged was £68 million.  These forwards and options have termination dates ranging from April 2009 to December 2009.  At March 31, 2009, the net fair value of these positions was not significant.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at March 31, 2009, would decrease the net position by $2 million.

Nuclear Plant Decommissioning Trust Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At March 31, 2009, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities.  These securities are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At March 31, 2009, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $28 million reduction in the fair value of the trusts' assets.  See Note 13 to the Financial Statements and Note 23 in PPL Energy Supply's 2008 Form 10-K for additional information regarding the nuclear decommissioning trust funds.

Credit Risk

See Notes 11 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2008 Form 10-K for information on credit risk.

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

PPL Energy Supply is currently planning incremental capacity increases of 262 MW primarily at its existing generating facilities.  Offsetting the planned capacity increases is an expected reduction of up to 30 MW in net generation capability at the Brunner Island plant due to the estimated increase in station service usage during scrubber operations.

See Notes 8 and 10 to the Financial Statements for additional information.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting standards adopted and pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, AROs and income tax uncertainties.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2008 Form 10-K for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric, with headquarters in Allentown, Pennsylvania, provides electricity delivery service in eastern and central Pennsylvania.  Refer to "Item 1. Business - Background" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Electric's 2008 Form 10-K for a description of its business, discussion of its strategy, and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2008 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings.

Market Events

The downturn in the financial markets has increased the complexity of managing credit risk, responding to liquidity needs, measuring financial instruments at fair value, and managing market price risk.  Bank credit capacity has been reduced dramatically and the cost of renewing or establishing new credit facilities has increased significantly, thereby introducing uncertainties as to businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Credit Risk

Credit risk is the risk that PPL Electric would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  The continued volatility and downturn in financial and commodity markets during the first quarter of 2009 have generally increased PPL Electric's exposure to credit risk.  See Notes 11 and 14 to the Financial Statements and "Risk Management - Credit Risk" in PPL Electric's 2008 Form 10-K for more information on credit risk.

Liquidity Risk

The downturn in financial markets generally continues to make obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly.  During this challenging period, PPL Electric expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents and its credit facilities.  See "Financial Condition - Liquidity and Capital Resources" for additional information.

Securities Price Risk

PPL Electric participates in and is allocated costs from defined benefit plans sponsored by PPL.  PPL's defined benefit plans' assets continued to experience net negative investment returns in the first quarter of 2009, impacting the funded status of those plans.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in various assumptions, in addition to the actual performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" in PPL Electric's 2008 Form 10-K for a discussion of the assumptions and sensitivities regarding those assumptions.

The Economic Stimulus Package

The Economic Stimulus Package is intended to stimulate the U.S. economy through federal tax relief, expansion of unemployment benefits and other social stimulus provisions, domestic spending for education, health care and infrastructure, including the energy sector.  A portion of the benefits included in the Economic Stimulus Package are offered in the form of loan fee reductions, expanded loan guarantees and secondary market incentives.  Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for "smart grid" programs, and has initiated a process for that purpose.  PPL Electric and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL Electric's transmission projects and other business-related activities.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2008 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings.  "Results of Operations" continues with a description of key factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2009, with the same period in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income available to PPL was $49 million for the three months ended March 31, 2009, compared with $51 million for the same period in 2008.

The after-tax changes in net income available to PPL between these periods were due to the following factors.

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$1
Other operation and maintenance	6
Interest expense	(3)
Special items	(6)
$(2)

Other operation and maintenance expenses decreased primarily due to higher PUC-reportable storm costs in 2008 and decreased contractor expenses in 2009.

The following after-tax amounts, which management considers special items, also had a significant impact on earnings.

	Three Months Ended March 31,
	2009	2008

Asset impairments	$(1)
Workforce reduction charge (Note 6)	(5)
Total	$(6)

2009 Outlook

Excluding special items, PPL Electric projects lower earnings in 2009 compared with 2008.  Slightly higher revenues are expected to be offset by higher other operation and maintenance expenses.

See Note 10 to the Financial Statements for a discussion of items that could impact earnings beyond 2009, including the PUC-approved plan to procure default electricity supply for 2010, Pennsylvania legislative and other regulatory activities and a FERC-approved transmission rate.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The increase in revenues from retail electric operations was attributable to:

Three Months Ended March 31, 2009 vs. March 31, 2008

PLR	$9
Other	1
$10

Higher PLR was attributable to favorable weather during the first quarter of 2009, partially offset by the impact of economic conditions.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decrease of $8 million in wholesale electric to affiliate for the three months ended March 31, 2009, compared with the same period in 2008, was primarily due to the expiration of two NUG contracts during 2008.  Substantially, all of the remaining NUG contracts will expire by 2010.

Energy Purchases

The decrease of $9 million in energy purchases for the three months ended March 31, 2009, compared with the same period in 2008, was primarily due to the expiration of two NUG contracts in 2008.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases from Affiliate

Energy purchases from affiliate increased by $8 million for the three months ended March 31, 2009, compared with the same period in 2008.  The increase was attributable to favorable weather during the first quarter of 2009, partially offset by the impact of economic conditions, as well as higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support that load.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Workforce reduction charge (Note 6)	$9
Allocation of certain corporate service costs (Note 11)	4
Insurance recovery of storm costs (Note 11)	3
PUC-reportable storm costs	(4)
Contractor expenses	(4)
Other	(5)
$3

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $8 million for the three months ended March 31, 2009, compared with the same period in 2008.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Taxes, Other Than Income

Taxes, other than income decreased by $4 million during the three months ended March 31, 2009, compared with the same period in 2008.  The decrease was primarily due to a $2 million decrease in Pennsylvania gross receipts tax expense and a $1 million decrease in domestic sales and use tax expense.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Income from Affiliate

Interest income from affiliate decreased by $1 million for the three months ended March 31, 2009, compared with the same period in 2008.  The decrease was primarily the result of a lower average interest rate on a note receivable with an affiliate due to the floating interest rate, which was partially offset by an increased average balance on this note.

Financing Costs

The changes in financing costs, which consists of "Interest Expense" and "Interest Expense with Affiliate," were due to:

	Three Months Ended March 31, 2009 vs. March 31, 2008

Long-term debt interest expense primarily due to new issuances in 2008		$7
Interest on PLR contract collateral (Note 11)		(2)
Repayment of transition bonds in 2008		(5)
	$

Income Taxes

The decrease in income taxes was due to:

Three Months Ended March 31, 2009 vs. March 31, 2008

Tax reserve adjustments	$(1)
Lower pre-tax book income	(2)
Other	(1)
$(4)

See Note 5 to the Financial Statements for additional information on income taxes including details on effective income tax rates.

Financial Condition

Liquidity and Capital Resources

PPL Electric continues to focus on maintaining a strong credit profile and liquidity position while the downturn in the financial markets continues to make obtaining new sources of bank and capital markets funding difficult and costly in 2009.  PPL Electric expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities.

PPL Electric had the following at:

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$345	$483
Short-term debt		95

The $138 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	a net decrease in short-term debt of $95 million;
•	the payment of $25 million of common stock dividends to PPL;
•	$61 million of capital expenditures; and
•	$48 million of cash provided by operating activities.

Credit Facilities

At March 31, 2009, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	$190		$1	$189
Asset-backed Credit Facility (b)	150			150
Total PPL Electric Credit Facilities	$340		$1	$339

(a)	The commitments under this credit facility are currently provided by a diverse bank group consisting of 20 banks, with no one bank providing more than 18% of the total committed capacity.
(b)	At March 31, 2009, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

Market conditions to issue commercial paper with ratings of P-2, A-2 and F-2 by Moody's, S&P and Fitch continue to be challenging and costly.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during 2009, but it may do so from time to time to facilitate short-term cash flow needs if market conditions improve.

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

Moody's and Fitch did not take any actions related to PPL Electric during the first quarter of 2009.  In January 2009, S&P completed a review of PPL Electric, upon which it revised its outlook to negative from stable and affirmed the A- issuer rating of PPL Electric.  S&P stated in its press release that the revision in its outlook reflects the linkage with PPL, whose outlook was also revised to negative from stable, along with their expectation that PPL Electric's financial metrics could weaken beginning in 2010.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2008 Form 10-K.

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

Commodity Price Risk - PLR Contracts Subsequent to 2009

PPL Electric will provide PLR service beginning January 1, 2010 under a PUC-approved plan through which PPL Electric will fully recover all incurred costs including administrative costs.  The plan covers the period through December 31, 2010.  Under the plan, PPL Electric has entered into various full-requirement power purchase agreements with multiple wholesale suppliers that include fixed prices.  As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to those wholesale suppliers through 2010.  PPL Electric has filed with the PUC a plan with a similar structure, including cost recovery, covering the period from January 1, 2011 through May 31, 2013.  PUC approval of the plan is pending.  See Note 10 the Financial Statements for information on the PUC-approved procurement plan and other ongoing Pennsylvania regulatory and legislative activities.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At March 31, 2009, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at March 31, 2009, would increase the fair value of its debt portfolio by $51 million.

Credit Risk

See Notes 11 and 14 to the Financial Statements and "Risk Management - Credit Risk" in PPL Electric's 2008 Form 10-K for information on credit risk.

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

New Accounting Standards

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting standards adopted and pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income tax uncertainties and regulation.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2008 Form 10-K for a discussion of each critical accounting policy.

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

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2009, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2009, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2008 Form 10-K; and

•	Note 10 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 1A. Risk Factors

There have been no material changes in PPL's, PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2008 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 to January 31, 2009	33,325	$31.61		$57,495
February 1 to February 28, 2009				$57,495
March 1 to March 31, 2009				$57,495
Total	33,325	$31.61		$57,495

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
Eighth Amendment, dated as of March 30, 2009, to Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2009, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2009, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 1, 2009	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)