Form 10-Q
period 2009-06-30
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2009-08-04
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).

PPL Corporation	Yes	No
PPL Energy Supply, LLC	Yes	No
PPL Electric Utilities Corporation	Yes	No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 376,580,347 shares outstanding at July 24, 2009.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 24, 2009.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2009

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

PPL Susquehanna - PPL Susquehanna, LLC, a nuclear generating subsidiary of PPL Generation.

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

DDCP - Directors Deferred Compensation Plan.

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

NDT - nuclear plant decommissioning trust.

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

S&P - Standard & Poor's Ratings Services.

Smart grid - an electricity distribution system that allows information to flow from a customer's electric meter in two directions.  The goal of a smart grid is to use technologies to increase power grid efficiency, reliability, and flexibility.

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

SFAS 141(R) - Business Combinations (revised 2007).

SFAS 157 - Fair Value Measurements, as amended.

SFAS 160 - Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.

SFAS 161 - Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

SFAS 165 - Subsequent Events.

SFAS 166 - Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.

SFAS 167 - Amendments to FASB Interpretation No. 46(R).

SFAS 168 - The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2008 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply availability;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, emission allowances and delivered fuel;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities;
•	the impact of the current financial and economic downturn;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	asset acquisitions and dispositions.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Utility	$881	$981	$1,946	$2,101
Unregulated retail electric and gas	32	33	74	67
Wholesale energy marketing
Realized	760	434	1,565	862
Unrealized economic activity (Note 14)	(112)	(616)	240	(796)
Net energy trading margins	7	52	(5)	50
Energy-related businesses	105	130	204	246
Total Operating Revenues	1,673	1,014	4,024	2,530

Operating Expenses
Operation
Fuel	186	189	444	429
Energy purchases
Realized	615	309	1,299	626
Unrealized economic activity (Note 14)	65	(604)	334	(863)
Other operation and maintenance	354	358	726	734
Amortization of recoverable transition costs	70	68	154	144
Depreciation	114	117	223	228
Taxes, other than income	67	72	139	147
Energy-related businesses	98	120	189	227
Total Operating Expenses	1,569	629	3,508	1,672

Operating Income	104	385	516	858

Other Income (Expense) - net	(6)	13	29	24

Other-Than-Temporary Impairments	1	7	18	10

Interest Expense	99	108	188	216

Income (Loss) from Continuing Operations Before Income Taxes	(2)	283	339	656

Income Taxes	(31)	94	67	220

Income from Continuing Operations After Income Taxes	29	189	272	436

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	(32)	6	(29)	24

Net Income (Loss)	(3)	195	243	460

Net Income Attributable to Noncontrolling Interests	4	5	9	10

Net Income (Loss) Attributable to PPL Corporation	$(7)	$190	$234	$450

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$25	$184	$263	$426
Income (Loss) from Discontinued Operations (net of income taxes)	(32)	6	(29)	24
Net Income (Loss)	$(7)	$190	$234	$450

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Corporation Common Shareowners:
Basic	$0.07	$0.49	$0.70	$1.14
Diluted	$0.07	$0.49	$0.70	$1.13
Net Income (Loss) Available to PPL Corporation Common Shareowners:
Basic	$(0.02)	$0.50	$0.62	$1.20
Diluted	$(0.02)	$0.50	$0.62	$1.19

Dividends Declared Per Share of Common Stock	$0.345	$0.335	$0.69	$0.67

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	375,881	373,158	375,493	373,009
Diluted	376,206	374,902	375,805	374,990

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$243	$460
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	225	230
Amortization of recoverable transition costs and other	182	178
Deferred income taxes and investment tax credits	(86)	(38)
Gains related to the extinguishment of notes	(29)
Impairment of assets	104	11
Unrealized (gains) losses on derivatives and other hedging activities	40	(84)
Other	19	18
Change in current assets and current liabilities
Accounts receivable	71	53
Accounts payable	(184)	114
Unbilled revenue	94	(174)
Fuel, materials and supplies	(45)	(3)
Prepayments	(85)	(68)
Taxes	(15)	6
Counterparty collateral deposits	201	304
Price risk management assets and liabilities	(192)	(26)
Other	21	(42)
Other operating activities
Other assets	(5)	17
Other liabilities	9	(23)
Net cash provided by operating activities	568	933

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(524)	(661)
Expenditures for intangible assets	(48)	(258)
Proceeds from the sale of intangible assets	8	2
Purchases of nuclear plant decommissioning trust investments	(153)	(95)
Proceeds from the sale of nuclear plant decommissioning trust investments	141	82
Purchases of other investments		(50)
Proceeds from the sale of other investments	150	36
Net (increase) decrease in restricted cash and cash equivalents	189	(281)
Other investing activities	(3)	9
Net cash used in investing activities	(240)	(1,216)

Cash Flows from Financing Activities
Issuance of long-term debt	298	399
Retirement of long-term debt	(430)	(217)
Issuance of common stock	30	17
Repurchase of common stock due to the repurchase program		(38)
Payment of common stock dividends	(256)	(239)
Net increase (decrease) in short-term debt	(77)	400
Other financing activities	(20)	1
Net cash provided by (used in) financing activities	(455)	323

Effect of Exchange Rates on Cash and Cash Equivalents		(2)

Net Increase (Decrease) in Cash and Cash Equivalents	(127)	38
Cash and Cash Equivalents at Beginning of Period	1,100	430
Cash and Cash Equivalents included in Assets Held for Sale		(2)
Cash and Cash Equivalents at End of Period	$973	$466

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$973	$1,100
Short-term investments		150
Restricted cash and cash equivalents	131	320
Accounts receivable (less reserve: 2009, $38; 2008, $36)
Customer	411	456
Other	39	77
Unbilled revenues	507	599
Fuel, materials and supplies	382	337
Prepayments	169	84
Price risk management assets	1,966	1,224
Other intangibles	27	17
Assets held for sale	182
Other	8	19
Total Current Assets	4,795	4,383

Investments
Equity method investments	32	47
Nuclear plant decommissioning trust funds	468	446
Other	22	29
Total Investments	522	522

Property, Plant and Equipment
Electric plant
Transmission and distribution	8,394	8,046
Generation	10,134	9,588
General	872	840
Electric plant in service	19,400	18,474
Construction work in progress	647	1,131
Nuclear fuel	397	428
Electric plant	20,444	20,033
Gas and oil plant	68	68
Other property	161	156
Property, plant and equipment, gross	20,673	20,257
Less: accumulated depreciation	7,991	7,882
Property, Plant and Equipment, net	12,682	12,375

Regulatory and Other Noncurrent Assets
Regulatory assets	571	737
Goodwill	796	763
Other intangibles	617	637
Price risk management assets	1,986	1,392
Other	441	596
Total Regulatory and Other Noncurrent Assets	4,411	4,125

Total Assets	$22,410	$21,405

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt	$611	$679
Long-term debt	486	696
Accounts payable	585	766
Taxes	62	77
Interest	116	130
Dividends	135	131
Price risk management liabilities	1,768	1,324
Other	753	499
Total Current Liabilities	4,516	4,302

Long-term Debt	7,224	7,142

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,940	1,764
Price risk management liabilities	1,072	836
Accrued pension obligations	873	899
Asset retirement obligations	394	389
Other	553	677
Total Deferred Credits and Other Noncurrent Liabilities	4,832	4,565

Commitments and Contingent Liabilities (Note 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,246	2,196
Earnings reinvested	3,837	3,862
Accumulated other comprehensive loss	(568)	(985)
Total PPL Corporation Shareowners' Common Equity	5,519	5,077
Noncontrolling Interests	319	319
Total Equity	5,838	5,396

Total Liabilities and Equity	$22,410	$21,405

(a)	780 million shares authorized; 376 million and 375 million shares issued and outstanding at June 30, 2009 and December 31, 2008.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	PPL Corporation Shareowners
	Common stock shares outstanding	Common stock	Capital in excess of par value	Earnings reinvested	Accumulated other comprehensive loss	Non-controlling interests	Total

March 31, 2009	375,597	$4	$2,228	$3,973	$(968)	$319	$5,556
Common stock issued (b)	547		15				15
Stock-based compensation			3				3
Net income (loss)				(7)		4	(3)
Dividends, dividend equivalents and distributions (c)				(130)		(4)	(134)
Other comprehensive income					401		401
Cumulative effect adjustment (d)				1	(1)
June 30, 2009	376,144	$4	$2,246	$3,837	$(568)	$319	$5,838

December 31, 2008 (a)	374,581	$4	$2,196	$3,862	$(985)	$319	$5,396
Common stock issued (b)	1,597		49				49
Common stock repurchased	(34)		(1)				(1)
Stock-based compensation			2				2
Net income				234		9	243
Dividends, dividend equivalents and distributions (c)				(260)		(9)	(269)
Other comprehensive income					418		418
Cumulative effect adjustment (d)				1	(1)
June 30, 2009	376,144	$4	$2,246	$3,837	$(568)	$319	$5,838

March 31, 2008 (a)	372,981	$4	$2,170	$3,570	$(160)	$320	$5,904
Common stock issued (b)	1,538		18				18
Stock-based compensation			5				5
Net income				190		5	195
Dividends, dividend equivalents and distributions (c)				(126)		(5)	(131)
Other comprehensive loss					(488)		(488)
June 30, 2008	374,519	$4	$2,193	$3,634	$(648)	$320	$5,503

December 31, 2007 (a)	373,271	$4	$2,185	$3,435	$(68)	$320	$5,876
Common stock issued (b)	2,072		25				25
Common stock repurchased	(824)		(39)				(39)
Stock-based compensation			22				22
Net income				450		10	460
Dividends, dividend equivalents and distributions (c)				(251)		(10)	(261)
Other comprehensive loss					(580)		(580)
June 30, 2008	374,519	$4	$2,193	$3,634	$(648)	$320	$5,503

(a)	"Capital in excess of par value" and "Earnings reinvested" have been adjusted by $13 million in accordance with FSP APB 14-1. See Note 2 for additional information.
(b)
The three months ended June 30, 2009, includes common stock shares issued through the ICP, ICPKE, and DRIP.  The six months ended June 30, 2009, includes common stock shares issued through the ICP, ICPKE, DRIP, ESOP and DDCP.  The three months ended June 30, 2008, includes common stock shares issued through the ICP, ICPKE, and the 2-5/8% Convertible Senior Notes.  The six months ended June 30, 2008, includes common stock shares issued through the ICP, ICPKE and the 2-5/8% Convertible Senior Notes.  "Capital in excess of par value" for the six months ended June 30, 2009, includes $7 million for a company contribution to the ESOP.

(c)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends and distributions to noncontrolling interests.

(d)	Adjustment made in accordance with FSP FAS 115-2 and FAS 124-2. See Note 2 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(3)	$195	$243	$460
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $4, $1, $4, $0	162	(13)	70	(72)
Available-for-sale securities, net of tax of $(17), $7, $(11), $22	16	(7)	10	(21)
Qualifying derivatives, net of tax of $(49), $315, $(172), $348	50	(456)	232	(499)
Equity investee's other comprehensive loss		(1)		(1)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1	(1)	(1)
Qualifying derivatives, net of tax of $(110), $12, $(67), $(2)	170	(18)	97	(1)
Defined benefit plans:
Prior service costs, net of tax of $(2), $(3), $(4), $(5)	2	3	6	7
Net actuarial loss, net of tax of $(1), $(1), $(2), $(3)	1	4	2	6
Transition obligation	1	1	1	1
Total other comprehensive income (loss) attributable to PPL Corporation	401	(488)	418	(580)
Comprehensive income (loss)	398	(293)	661	(120)
Comprehensive income attributable to noncontrolling interests	4	5	9	10
Comprehensive income (loss) attributable to PPL Corporation	$394	$(298)	$652	$(130)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Wholesale energy marketing
Realized	$760	$434	$1,565	$862
Unrealized economic activity (Note 14)	(112)	(616)	240	(796)
Wholesale energy marketing to affiliate	411	428	908	917
Utility	155	211	331	452
Unregulated retail electric and gas	32	33	74	67
Net energy trading margins	7	52	(5)	50
Energy-related businesses	103	129	199	243
Total Operating Revenues	1,356	671	3,312	1,795

Operating Expenses
Operation
Fuel	186	189	444	429
Energy purchases
Realized	583	264	1,235	540
Unrealized economic activity (Note 14)	65	(604)	334	(863)
Energy purchases from affiliate	20	30	40	58
Other operation and maintenance	270	265	550	547
Depreciation	80	82	153	158
Taxes, other than income	21	25	41	44
Energy-related businesses	97	118	186	224
Total Operating Expenses	1,322	369	2,983	1,137

Operating Income	34	302	329	658

Other Income (Expense) - net	(6)	10	23	19

Other-Than-Temporary Impairments	1	7	18	10

Interest Income from Affiliates	1	2	2	7

Interest Expense	67	76	122	146

Interest Expense with Affiliate	1		1

Income (Loss) from Continuing Operations Before Income Taxes	(40)	231	213	528

Income Taxes	(41)	78	24	180

Income from Continuing Operations After Income Taxes	1	153	189	348

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	(32)	5	(29)	14

Net Income (Loss)	(31)	158	160	362

Net Income Attributable to Noncontrolling Interests		1		1

Net Income (Loss) Attributable to PPL Energy Supply	$(31)	$157	$160	$361

Amounts Attributable to PPL Energy Supply:
Income from Continuing Operations After Income Taxes	$1	$152	$189	$347
Income (Loss) from Discontinued Operations (net of income taxes)	(32)	5	(29)	14
Net Income (Loss)	$(31)	$157	$160	$361

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$160	$362
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	154	159
Deferred income taxes and investment tax credits	6	33
Impairment of assets	100	10
Unrealized (gains) losses on derivatives and other hedging activities	41	(86)
Other	(17)	26
Change in current assets and current liabilities
Accounts receivable	121	105
Accounts payable	(203)	92
Unbilled revenue	50	(201)
Fuel, materials and supplies	(45)	(9)
Collateral on PLR energy supply to affiliate	221
Counterparty collateral deposits	201	304
Price risk management assets and liabilities	(191)	(25)
Other	11	46
Other operating activities
Other assets	(6)	5
Other liabilities	(35)	(22)
Net cash provided by operating activities	568	799

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(391)	(516)
Expenditures for intangible assets	(42)	(256)
Proceeds from the sale of intangible assets	8	2
Purchases of nuclear plant decommissioning trust investments	(153)	(95)
Proceeds from the sale of nuclear plant decommissioning trust investments	141	82
Purchases of other investments		(47)
Proceeds from the sale of other investments	150	33
Net (increase) decrease in restricted cash and cash equivalents	190	(275)
Net increase in note receivable from affiliate	(47)
Other investing activities	(3)	7
Net cash used in investing activities	(147)	(1,065)

Cash Flows from Financing Activities
Issuance of long-term debt		399
Retirement of long-term debt	(220)	(57)
Distributions to Member	(373)	(567)
Contributions from Member		95
Net increase in short-term debt	142	400
Other financing activities	(5)	(2)
Net cash provided by (used in) financing activities	(456)	268

Effect of Exchange Rates on Cash and Cash Equivalents		(2)

Net Decrease in Cash and Cash Equivalents	(35)
Cash and Cash Equivalents at Beginning of Period	464	355
Cash and Cash Equivalents at End of Period	$429	$355

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$429	$464
Short-term investments		150
Restricted cash and cash equivalents	126	315
Accounts receivable (less reserve: 2009, $23; 2008, $21)
Customer	160	220
Other	31	66
Unbilled revenues	360	408
Accounts receivable from affiliates	121	159
Note receivable from affiliate	47
Collateral on PLR energy supply to affiliate	79	300
Fuel, materials and supplies	346	301
Prepayments	32	71
Price risk management assets	1,959	1,221
Assets held for sale	182
Other intangibles	27	17
Other	5	6
Total Current Assets	3,904	3,698

Investments
Equity method investments	32	47
Nuclear plant decommissioning trust funds	468	446
Other	17	21
Total Investments	517	514

Property, Plant and Equipment
Electric plant
Transmission and distribution	3,822	3,540
Generation	10,134	9,588
General	278	286
Electric plant in service	14,234	13,414
Construction work in progress	548	1,031
Nuclear fuel	397	428
Electric plant	15,179	14,873
Gas and oil plant	68	68
Other property	159	154
Property, plant and equipment, gross	15,406	15,095
Less: accumulated depreciation	5,995	5,935
Property, Plant and Equipment, net	9,411	9,160

Other Noncurrent Assets
Goodwill	796	763
Other intangibles	483	507
Price risk management assets	1,956	1,346
Other	325	481
Total Other Noncurrent Assets	3,560	3,097

Total Assets	$17,392	$16,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt	$611	$584
Short-term debt with affiliate	124
Accounts payable	523	684
Accounts payable to affiliates	35	62
Taxes	27	31
Interest	77	88
Deferred revenue on PLR energy supply to affiliate	6	12
Price risk management liabilities	1,768	1,313
Other	612	382
Total Current Liabilities	3,783	3,156

Long-term Debt	5,000	5,196

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,352	1,110
Price risk management liabilities	1,072	836
Accrued pension obligations	512	556
Asset retirement obligations	394	389
Other	287	414
Total Deferred Credits and Other Noncurrent Liabilities	3,617	3,305

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	4,974	4,794
Noncontrolling interests	18	18
Total Equity	4,992	4,812

Total Liabilities and Equity	$17,392	$16,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Member's equity	Non-controlling interests	Total

March 31, 2009	$4,696	$18	$4,714
Net loss	(31)		(31)
Other comprehensive income	386		386
Distributions	(77)		(77)
June 30, 2009	$4,974	$18	$4,992

December 31, 2008	$4,794	$18	$4,812
Net income	160		160
Other comprehensive income	393		393
Distributions	(373)		(373)
June 30, 2009	$4,974	$18	$4,992

March 31, 2008	$4,830	$19	$4,849
Net income	157	1	158
Other comprehensive loss	(493)		(493)
Contributions from member	95		95
Distributions	(75)	(1)	(76)
June 30, 2008	$4,514	$19	$4,533

December 31, 2007	$5,205	$19	$5,224
Net income	361	1	362
Other comprehensive loss	(580)		(580)
Contributions from member	95		95
Distributions	(567)	(1)	(568)
June 30, 2008	$4,514	$19	$4,533

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(31)	$158	$160	$362
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $4, $1, $4, $0	162	(13)	70	(72)
Available-for-sale securities, net of tax of $(18), $7, $(12), $22	16	(6)	10	(20)
Qualifying derivatives, net of tax of $(39), $318, $(154), $349	36	(460)	207	(501)
Equity investee's other comprehensive loss		(1)		(1)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1	(1)	(1)
Qualifying derivatives, net of tax of $(111), $12, $(68), $(3)	169	(19)	98	1
Defined benefit plans:
Prior service costs, net of tax of $(1), $(1), $(3), $(3)	3	3	6	6
Net actuarial loss, net of tax of $0, $(2), $(1), $(3)	1	3	2	6
Transition obligation		1		1
Total other comprehensive income (loss) attributable to PPL Energy Supply	386	(493)	393	(580)
Comprehensive income (loss)	355	(335)	553	(218)
Comprehensive income attributable to noncontrolling interests		1		1
Comprehensive income (loss) attributable to PPL Energy Supply	$355	$(336)	$553	$(219)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Retail electric	$727	$770	$1,617	$1,650
Wholesale electric to affiliate	20	30	40	58
Total Operating Revenues	747	800	1,657	1,708

Operating Expenses
Operation
Energy purchases	31	44	63	85
Energy purchases from affiliate	411	428	908	917
Other operation and maintenance	98	101	204	204
Amortization of recoverable transition costs	70	68	154	144
Depreciation	30	33	63	65
Taxes, other than income	46	48	98	104
Total Operating Expenses	686	722	1,490	1,519

Operating Income	61	78	167	189

Other Income (Expense) - net		2	2	4

Interest Income from Affiliate	1	1	3	4

Interest Expense	31	24	59	50

Interest Expense with Affiliate		2	1	5

Income Before Income Taxes	31	55	112	142

Income Taxes	10	19	37	50

Net Income (a)	21	36	75	92

Dividends on Preferred Securities	4	4	9	9

Net Income Available to PPL Corporation	$17	$32	$66	$83

(a)	Comprehensive income approximates net income.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$75	$92
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	63	65
Amortization of recoverable transition costs and other	163	154
Deferred income taxes and investment tax credits	(82)	(14)
Other	17	12
Change in current assets and current liabilities
Accounts receivable	(7)	(30)
Accounts payable	(61)	(42)
Prepayments	(108)	(83)
Unbilled revenue	44	24
Collateral on PLR energy supply from affiliate	(221)
Other	12	(8)
Other operating activities
Other assets	1	1
Other liabilities	13	16
Net cash provided by (used in) operating activities	(91)	187

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(125)	(131)
Net decrease in note receivable from affiliate	221	202
Net increase in restricted cash and cash equivalents		(11)
Other investing activities		2
Net cash provided by investing activities	96	62

Cash Flows from Financing Activities
Issuance of long-term debt	298
Retirement of long-term debt	(9)	(160)
Payment of common stock dividends to PPL	(148)	(48)
Net decrease in short-term debt	(95)
Payment of dividends on preferred securities	(9)	(9)
Other financing activities	(5)
Net cash provided by (used in) financing activities	32	(217)

Net Increase in Cash and Cash Equivalents	37	32
Cash and Cash Equivalents at Beginning of Period	483	33
Cash and Cash Equivalents at End of Period	$520	$65

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$520	$483
Restricted cash and cash equivalents	1	1
Accounts receivable (less reserve: 2009, $15; 2008, $14)
Customer	248	233
Other	3	11
Unbilled revenues	146	190
Accounts receivable from affiliates	8	8
Note receivable from affiliate	79	300
Prepayments	115	7
Prepayment on PLR energy supply from affiliate	6	12
Other	49	50
Total Current Assets	1,175	1,295

Property, Plant and Equipment
Electric plant
Transmission and distribution	4,572	4,506
General	519	489
Electric plant in service	5,091	4,995
Construction work in progress	83	79
Electric plant	5,174	5,074
Other property	2	2
Property, plant and equipment, gross	5,176	5,076
Less: accumulated depreciation	1,967	1,924
Property, Plant and Equipment, net	3,209	3,152

Regulatory and Other Noncurrent Assets
Recoverable transition costs	120	281
Intangibles	134	130
Taxes recoverable through future rates	252	250
Recoverable costs of defined benefit plans	186	192
Other	116	116
Total Regulatory and Other Noncurrent Assets	808	969

Total Assets	$5,192	$5,416

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt		$95
Long-term debt	$486	495
Accounts payable	43	57
Accounts payable to affiliates	143	186
Taxes	48	65
Collateral on PLR energy supply from affiliate	79	300
Other	151	124
Total Current Liabilities	950	1,322

Long-term Debt	1,572	1,274

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	696	767
Accrued pension obligations	217	209
Other	193	198
Total Deferred Credits and Other Noncurrent Liabilities	1,106	1,174

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	475	557
Total Shareowners' Equity	1,564	1,646

Total Liabilities and Equity	$5,192	$5,416

(a)	170 million shares authorized; 66 million shares issued and outstanding at June 30, 2009 and December 31, 2008.

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

(PPL, PPL Energy Supply and PPL Electric)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet as of December 31, 2008 is derived from that Registrant's 2008 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2008 Form 10-K.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2009 financial statements.  For PPL and PPL Energy Supply, these changes include the impact of new accounting standards adopted.  See Note 2 for additional information.

(PPL)

Discontinued Operations for the three and six months ended June 30, 2008, includes the operating activity of PPL's natural gas distribution and propane businesses that were sold in October 2008.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

(PPL and PPL Energy Supply)

Discontinued Operations for the six months ended June 30, 2008 includes activity related to the Latin American businesses that were dissolved in 2008.

In May 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business and related tolling agreements.  In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business.  PPL expects both sales to close in 2009.  The results of operations for the three and six months ended June 30, 2009 and 2008 are classified as Discontinued Operations.  The assets and liabilities of the Long Island generation business and the majority of the Maine hydroelectric generation business expected to be sold are classified as held for sale on the Balance Sheet at June 30, 2009.

See Note 8 for additional information on the Discontinued Operations and the anticipated sales.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2008 Form 10-K and should be read in conjunction with that discussion.

Revenue (PPL and PPL Electric)

Revenue Recognition

Beginning November 1, 2008, PPL Electric's transmission revenues are billed in accordance with a tariff pending FERC-approval that utilizes a formula rate recovery mechanism.  The tariff allows for recovery of actual transmission costs incurred, a return on transmission plant placed in service and an incentive return on construction work in progress for FERC-approved regional transmission expansion projects.  The tariff utilizes estimated costs for the current year billing to customers and requires a true-up to adjust for actual costs in the subsequent year's rate.  Once PPL Electric's formula rate recovery mechanism is approved by the FERC, the annual update of the rate is implemented automatically without specific approval by the FERC required before going into effect.

During the three months ended June 30, 2009, a true-up was recorded for the FERC formula-based transmission revenues that had been billed for the period November 1, 2008 through May 31, 2009 based on a calculation of the amounts that will be returned to customers in future rates for the required true-up to actual costs.  This amount is reflected on the Statement of Income in "Utility" revenue for PPL and in "Retail electric" for PPL Electric, and reduced revenue by $11 million and net income by $7 million for the three and six months ended June 30, 2009.  The overcollected revenue and an insignificant amount of interest will be returned to customers in monthly rates between June 1, 2009 and May 31, 2010.

The $7 million after-tax true-up recorded in the three months ended June 30, 2009 includes $5 million related to prior periods ($2 million related to 2008 and $3 million related to the three months ended March 31, 2009).  The true-up, reflected in the Pennsylvania Delivery segment for PPL, is not considered by management as material to the financial statements of PPL and PPL Electric for the year ended December 31, 2008 or the quarter ended March 31, 2009 and it is not expected to be material to the financial statements for the full year 2009.

Investments in Debt and Equity Securities (PPL, PPL Energy Supply and PPL Electric)

Investments in debt securities are classified as held-to-maturity and measured at amortized cost, when there is an intent and ability to hold the securities to maturity.  Debt securities and equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading.  Trading securities are generally held to capitalize on fluctuations in their value.  All other investments in debt and equity securities are classified as available-for-sale.  Both trading and available-for-sale securities are carried at fair value.  The specific identification method is used to calculate realized gains and losses on debt and equity securities.  Any unrealized gains and losses on trading securities are included in earnings.  Through March 31, 2009, unrealized gains and losses on all available-for-sale securities were reported, net of tax, in OCI or recognized in earnings when the decline in fair value below amortized cost was determined to be an other-than-temporary impairment.

As described in "New Accounting Standards Adopted," FSP FAS 115-2 and FAS 124-2 modifies the criteria for determining whether a decline in fair value of a debt security is other than temporary and whether the other than temporary impairment is recognized in earnings or reported in OCI.  Beginning April 1, 2009, when a debt security is in an unrealized loss position:

•	if there is an intent to sell the security or a requirement to sell the security before recovery, the other-than-temporary impairment is recognized currently in earnings; or
•
if there is no intent to sell the security or requirement to sell the security before recovery, the portion of the other-than-temporary impairment that is considered a credit loss is recognized currently in earnings and the remainder of the other-than-temporary impairment is reported in OCI, net of tax; or

•	if there is no intent to sell the security or requirement to sell the security before recovery and there is no credit loss, the unrealized loss is reported in OCI, net of tax.

Equity securities were not impacted by the FSP; therefore, unrealized gains and losses on available-for-sale equity securities continue to be reported, net of tax, in OCI or recognized in earnings when a decline in fair value below amortized cost is determined to be an other-than-temporary impairment.  See Notes 13 and 18 for additional information on investments in debt and equity securities.

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

PPL and its subsidiaries adopted EITF 08-5, prospectively, effective January 1, 2009.  The initial adoption of EITF 08-5 did not have a material impact on PPL and its subsidiaries' financial statements, as this guidance currently only impacts the fair value disclosure of certain credit-enhanced debt instruments.  See "Financial Instruments Not Recorded at Fair Value-Other" within Note 13 for these disclosures.

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

FSP APB 14-1 was applicable to PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes), which upon conversion required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.  During 2008, all of the Convertible Senior Notes were either converted at the election of the holders or redeemed at par as a result of PPL Energy Supply calling the notes for redemption.  FSP APB 14-1 required only retrospective application with regard to the Convertible Senior Notes, as none of these notes were outstanding at the effective date.  The retrospective application of this FSP impacted PPL in periods prior to 2006.  As such, PPL reduced the opening balance of "Earnings reinvested" by $13 million with a corresponding increase to "Capital in excess of par value."

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

PPL and its subsidiaries adopted FSP EITF 03-6-1, retrospectively, effective January 1, 2009.  The adoption did not have a material impact on PPL and its subsidiaries.  As a result of the application of this FSP, PPL's restricted stock, restricted stock units, and stock units granted to directors are now considered participating securities; therefore, PPL is required to compute EPS under the two-class method.  The retrospective application of this FSP caused PPL's basic EPS for income from continuing operations after income taxes available to PPL Corporation common shareowners to decrease by $0.01 for the three months ended June 30, 2008, and basic EPS for net income available to PPL Corporation common shareowners to decrease by $0.01 for the six months ended June 30, 2008.  See Note 4 for additional information.

FSP FAS 107-1 and APB 28-1

FSP FAS 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS 107 and requires a publicly traded company to include disclosures about the fair value of its financial instruments in interim reporting periods.

PPL and its subsidiaries adopted FSP FAS 107-1 and APB 28-1, prospectively, effective April 1, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on PPL and its subsidiaries' financial statements, as this guidance only impacts disclosures about the fair value of financial instruments.  See "Financial Instruments Not Recorded at Fair Value-Other" within Note 13 for these disclosures.

FSP FAS 115-2 and FAS 124-2

FSP FAS 115-2 and FAS 124-2 modifies the existing requirement that an entity have the intent and ability to hold an impaired debt security to recovery in order to conclude an impairment was temporary.  Instead, an impairment of a debt security is other than temporary if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security, referred to as a credit loss.

In addition, the FSP changes the recording of an other-than-temporary impairment on a debt security if the reason for the other-than-temporary impairment is the recognition of a credit loss.  In this situation, the other-than-temporary impairment will be separated into the credit loss component, which is recognized in earnings, and the remainder of the other-than-temporary impairment, which is recorded in OCI.

For a debt security held at the beginning of the period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, the cumulative effect of applying this FSP will be recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI.

The FSP affects the accounting for PPL's and PPL Energy Supply's investments in debt securities in the NDT funds.  Prior to the application of this FSP, PPL and PPL Energy Supply were unable to demonstrate the ability to hold an impaired debt security in the NDT funds until recovery; therefore, an unrealized loss on a debt security always represented an other-than-temporary impairment that required a current period charge to earnings.  Based on the application of this FSP, certain unrealized losses on investments in debt securities are no longer considered other-than-temporary impairments and will be recorded to OCI.

PPL and its subsidiaries adopted FSP FAS 115-2 and FAS 124-2, effective April 1, 2009.  Related SEC guidance, Topic 5M, was also amended to no longer apply to debt securities.  As a result of the adoption, PPL and PPL Energy Supply recorded an immaterial cumulative effect adjustment to the opening balance of retained earnings with a corresponding reduction to AOCI.

FSP FAS 157-4

FSP FAS 157-4, which supersedes FSP FAS 157-3, provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP emphasizes that the objective of a fair value measurement remains the same; that is, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

PPL and its subsidiaries adopted FSP FAS 157-4, prospectively, effective April 1, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The adoption of FSP FAS 157-4 did not have a material impact on PPL and its subsidiaries' financial statements.

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

At June 30, 2009 and December 31, 2008, PPL reflected PPL Electric's preferred securities of $301 million within "Noncontrolling interests" on the Balance Sheets.  Dividend requirements of $4 million and $9 million were included in "Net Income Attributable to Noncontrolling Interests" on the Statements of Income for the three and six months ended June 30, 2009 and 2008.

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

SFAS 165

SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  Additionally, SFAS 165 sets forth recognition and disclosure requirements for events or transactions that occur after the balance sheet date, including a requirement to disclose the date through which subsequent events have been evaluated.  SFAS 165 shall be applied to the accounting for and disclosure of subsequent events that are not within the scope of other GAAP.

PPL and its subsidiaries adopted SFAS 165, prospectively, for the interim periods ended June 30, 2009.  The initial adoption of SFAS 165 did not have a material impact on PPL and its subsidiaries' financial statements.  See Note 21 for the disclosures required by SFAS 165.

New Accounting Standards Pending Adoption

See Note 20 for a discussion of new accounting standards pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2008 Form 10-K for a discussion of reportable segments.  The Supply segment of PPL and PPL Energy Supply includes the elimination of intersegment transactions.

Financial data for the segments are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2009	2008	2009	2008
Income Statement Data
Revenues from external customers
Supply (a)	$783	$24	$2,061	$410
International Delivery	163	220	346	470
Pennsylvania Delivery (b)	727	770	1,617	1,650
	$1,673	$1,014	$4,024	$2,530
Intersegment revenues
Supply	$411	$428	$908	$917
Pennsylvania Delivery	20	30	40	58

Net Income (Loss) Attributable to PPL
Supply (c)	$(86)	$97	$19	$199
International Delivery (d)	62	62	149	160
Pennsylvania Delivery (b) (e)	17	31	66	91
	$(7)	$190	$234	$450

	June 30, 2009	December 31, 2008
Balance Sheet Data
Total assets
Supply	$12,841	$11,790
International Delivery	4,377	4,199
Pennsylvania Delivery	5,192	5,416
	$22,410	$21,405

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2009	2008	2009	2008
Income Statement Data
Revenues from external customers
Supply (a)	$1,193	$451	$2,966	$1,325
International Delivery	163	220	346	470
	$1,356	$671	$3,312	$1,795
Net Income (Loss) Attributable to PPL Energy Supply
Supply (c)	$(93)	$95	$11	$201
International Delivery (d)	62	62	149	160
	$(31)	$157	$160	$361

	June 30, 2009	December 31, 2008
Balance Sheet Data
Total assets
Supply	$13,015	$12,270
International Delivery	4,377	4,199
	$17,392	$16,469

(a)	Includes unrealized gains and losses from economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 for additional information.
(b)
2009 includes an unfavorable true-up to operating revenue of $11 million and to net income (loss) of $7 million related to the FERC formula-based transmission revenues.  See Note 2 for additional information.

(c)
2009 and 2008 include the results of Discontinued Operations of the Long Island generation business and the majority of the Maine hydroelectric generation business.  See Note 8 for additional information.

(d)	The six months ended June 30, 2008, includes the results of Discontinued Operations of the Latin American businesses. See Note 8 for additional information.
(e)	2008 includes the results of Discontinued Operations of PPL's natural gas distribution and propane businesses. See Note 8 for additional information.

4.	Earnings Per Share

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

The basic and diluted EPS computations and reconciliations of the amounts of income and shares (in thousands) of common stock used in the calculations are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$25	$184	$263	$426
Less amounts allocated to participating securities		1	1	2
Income from continuing operations after income taxes available to PPL common shareowners	$25	$183	$262	$424

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners	$(32)	$6	$(29)	$24

Net income (loss) attributable to PPL	$(7)	$190	$234	$450
Less amounts allocated to participating securities		1	1	2
Net income (loss) available to PPL common shareowners	$(7)	$189	$233	$448

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	375,881	373,158	375,493	373,009
Add incremental non-participating securities:
Stock options and performance units	325	1,073	312	1,104
Convertible Senior Notes		671		877
Weighted-average shares - Diluted EPS	376,206	374,902	375,805	374,990

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.07	$0.49	$0.70	$1.14
Income (loss) from discontinued operations (net of income taxes)	(0.09)	0.01	(0.08)	0.06
Net Income (Loss)	$(0.02)	$0.50	$0.62	$1.20

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.07	$0.49	$0.70	$1.13
Income (loss) from discontinued operations (net of income taxes)	(0.09)	0.01	(0.08)	0.06
Net Income (Loss)	$(0.02)	$0.50	$0.62	$1.19

For the three and six months ended June 30, 2009, there were 1,636,390 and 2,143,289 stock options and performance units excluded from the computation of diluted EPS because the effect would have been antidilutive.

During the six months ended June 30, 2008, all then outstanding Convertible Senior Notes were either converted at the election of the holders or redeemed at par by PPL Energy Supply.  No Convertible Senior Notes were outstanding at June 30, 2008.

During the six months ended June 30, 2009, PPL issued 419,746 shares of common stock under its stock-based compensation plans.  In addition, PPL issued 235,013 and 942,016 shares of common stock related to its ESOP and its DRIP.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2009	2008	2009	2008
Reconciliation of Income Taxes
Federal income tax on Income (Loss) from Continuing Operations Before Income Taxes at statutory tax rate - 35%		$99	$119	$230
Increase (decrease) due to:
State income taxes (a)	$(7)	$8		$16
Amortization of investment tax credit	(3)	(2)	$(5)	(5)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(9)	(19)	(17)
Change in foreign tax reserves (a)	(15)	17	(29)	5
Foreign income tax return adjustments (b)		(17)	1	(17)
Change in federal tax reserves (a)		3	10	6
Stranded cost securitization (a)	(2)	(2)	(3)	(3)
Domestic manufacturing deduction	(4)	(3)	(7)	(7)
Federal income tax credits (c)				13
Other	8			(1)
	(31)	(5)	(52)	(10)
Total income taxes from continuing operations	$(31)	$94	$67	$220

(a)
For the three months ended June 30, 2009, PPL recorded a $17 million benefit related to federal, state and foreign income tax reserves, which consisted primarily of a $15 million benefit reflected in "Change in foreign tax reserves," and a $2 million benefit reflected in "Stranded cost securitization."

For the three months ended June 30, 2008, PPL recorded an $18 million tax expense related to federal, state and foreign income tax reserves, which consisted primarily of a $17 million expense reflected in "Change in foreign tax reserves" and a $3 million expense reflected in "Change in federal tax reserves," offset by a $2 million benefit reflected in "Stranded cost securitization."

For the six months ended June 30, 2009, PPL recorded a $23 million benefit related to federal, state and foreign income tax reserves, which consisted primarily of a $29 million benefit reflected in "Change in foreign tax reserves," a $3 million benefit reflected in "Stranded cost securitization" and a $1 million benefit reflected in "Other," offset by a $10 million expense reflected in "Change in federal tax reserves."

For the six months ended June 30, 2008, PPL recorded an $8 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $5 million expense reflected in "Change in foreign tax reserves" and a $6 million expense reflected in "Change in federal tax reserves," offset by a $3 million benefit reflected in "Stranded cost securitization."

(b)
For the six months ended June 30, 2009, PPL recorded a $1 million foreign income tax expense as a result of filing the 2008 income tax returns, which is reflected in "Foreign income tax return adjustments."

For the three and six months ended June 30, 2008, PPL recorded a $17 million foreign income tax benefit as a result of filing the 2007 income tax returns, which is reflected in "Foreign income tax return adjustments."

(c)	In March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

PPL has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended June 30, 2009 by $9 million ($0.02 per share, basic and diluted).

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2009	2008	2009	2008
Reconciliation of Income Taxes
Federal income tax on Income (Loss) from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$(14)	$81	$75	$185
Increase (decrease) due to:
State income taxes (a)	(8)	8	(2)	14
Amortization of investment tax credit	(2)	(2)	(4)	(4)
Difference related to income recognition of foreign affiliates (net of foreign income taxes)	(8)	(9)	(19)	(17)
Change in foreign tax reserves (a)	(15)	17	(29)	5
Foreign income tax return adjustments (b)		(17)	1	(17)
Change in federal tax reserves (a)		2	3	6
Domestic manufacturing deduction	(4)	(3)	(7)	(7)
Federal income tax credits (c)				13
Other	10	1	6	2
	(27)	(3)	(51)	(5)
Total income taxes	$(41)	$78	$24	$180

(a)	For the three months ended June 30, 2009, PPL Energy Supply recorded a $15 million benefit in foreign income tax reserves reflected in "Change in foreign tax reserves."

For the three months ended June 30, 2008, PPL Energy Supply recorded a $20 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $17 million expense reflected in "Change in foreign tax reserves," a $2 million expense reflected in "Change in federal tax reserves" and a $1 million expense reflected in "State income taxes."

For the six months ended June 30, 2009, PPL Energy Supply recorded a $26 million benefit related to federal, state and foreign income tax reserves, which consisted primarily of a $29 million benefit reflected in "Change in foreign tax reserves," offset by a $3 million expense reflected in "Change in federal tax reserves."

For the six months ended June 30, 2008, PPL Energy Supply recorded an $11 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $5 million expense reflected in "Change in foreign tax reserves" and a $6 million expense reflected in "Change in federal tax reserves."

(b)
For the six months ended June 30, 2009, PPL Energy Supply recorded a $1 million foreign income tax expense as a result of filing the 2008 income tax returns, which is reflected in "Foreign income tax return adjustments."

For the three and six months ended June 30, 2008, PPL Energy Supply recorded a $17 million foreign income tax benefit as a result of filing the 2007 income tax returns, which is reflected in "Foreign income tax return adjustments."

(c)	In March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

PPL Energy Supply has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended June 30, 2009 by $10 million.

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Electric	2009	2008	2009	2008
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$11	$20	$39	$50
Increase (decrease) due to:
State income taxes	1	2	4	6
Amortization of investment tax credit			(1)	(1)
Stranded cost securitization (a)	(2)	(2)	(3)	(3)
Other (a)		(1)	(2)	(2)
	(1)	(1)	(2)
Total income taxes	$10	$19	$37	$50

(a)
For the three months ended June 30, 2009, PPL Electric recorded a $1 million benefit related to federal and state income tax reserves, which consisted of a $2 million benefit reflected in "Stranded cost securitization, " offset by a $1 million expense reflected in "Other."

For the three months ended June 30, 2008, PPL Electric recorded a $2 million benefit in state income tax reserves reflected in "Stranded cost securitization."

For the six months ended June 30, 2009 and 2008, PPL Electric recorded a $3 million benefit in state income tax reserves reflected in "Stranded cost securitization."

Unrecognized Tax Benefits

Changes to unrecognized tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PPL
Beginning of period (a)	$187	$200	$202	$204
Additions based on tax positions of prior years		17	14	34
Reductions based on tax positions of prior years				(10)
Additions based on tax positions related to the current year		2	3	7
Settlements	(14)		(40)	(12)
Lapse of applicable statutes of limitations	(2)	(2)	(4)	(4)
Effects of foreign currency translation	2		(2)	(2)
End of period	$173	$217	$173	$217

PPL Energy Supply
Beginning of period (a)	$94	$111	$119	$130
Additions based on tax positions of prior years		17	2	17
Reductions based on tax positions of prior years				(7)
Additions based on tax positions related to the current year		2	3	4
Settlements	(14)		(40)	(12)
Effects of foreign currency translation	2		(2)	(2)
End of period	$82	$130	$82	$130

PPL Electric
Beginning of period	$82	$83	$77	$68
Additions based on tax positions of prior years			7	17
Reductions based on tax positions of prior years				(3)
Additions based on tax positions related to the current year				3
Lapse of applicable statutes of limitations	(2)	(2)	(4)	(4)
End of period	$80	$81	$80	$81

(a)	The beginning of period balance for the six months ended June 30, 2008 includes a $15 million adjustment to exclude recognized uncertain tax positions from unrecognized tax benefits.

At June 30, 2009, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$173	$82	$80
Unrecognized tax benefits associated with taxable or deductible temporary differences	(18)	19	(37)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(41)	(13)	(25)
Total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate	$114	$88	$18

At June 30, 2009, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $11 million or decrease by up to $106 million for PPL, increase by as much as $11 million or decrease by up to $86 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These increases and decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on AMT and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At June 30, 2009, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $37 million, $28 million and $6 million.  At December 31, 2008, PPL, PPL Energy Supply and PPL Electric had accrued interest of $35 million, $28 million and $7 million.

PPL and its subsidiaries recognize interest in "Income Taxes" on their Statements of Income.  The following amounts were recognized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

PPL	$(2)	$2	$2	$1
PPL Energy Supply	(2)	3
PPL Electric		(1)	(1)	1

The net expense (benefit) recognized during the three and six months ended June 30, 2009 and June 30, 2008 for PPL and PPL Energy Supply were primarily the result of additional interest accrued or reversed related to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

6.	Workforce Reduction

(PPL, PPL Energy Supply and PPL Electric)

In February 2009, PPL announced workforce reductions that resulted in the elimination of approximately 200 management and staff positions across PPL's domestic operations, or approximately 6% of PPL's non-union, domestic workforce.  The majority of the affected employees were separated during the first quarter of 2009.  The charges noted below consisted primarily of enhanced pension and severance benefits under PPL's Pension Plan and Separation Policy and were recorded to "Other operation and maintenance" expense on the Statement of Income.

As a result of the workforce reductions, PPL recorded a one-time charge of $22 million ($13 million after tax) in the first quarter of 2009.

PPL Energy Supply eliminated approximately 50 management and staff positions and recorded a one-time charge of $13 million ($8 million after tax) in the first quarter of 2009.  Included in this charge was $8 million ($4 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

PPL Electric eliminated approximately 50 management and staff positions and recorded a one-time charge of $9 million ($5 million after tax) in the first quarter of 2009.  Included in this charge was $3 million ($1 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply had the following credit facilities in place at June 30, 2009:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities
364-day Syndicated Credit Facility (a)	Sept-09	$385			$385
364-day Bilateral Credit Facility (b)	Mar-10	200	n/a	$2	198
5-year Structured Credit Facility (c)	Mar-11	300	n/a	236	64
5-year Syndicated Credit Facility (d)	June-12	3,225	$285	588	2,352
Total PPL Energy Supply Domestic Credit Facilities		$4,110	$285	$826	$2,999

WPD Credit Facilities
WPDH Limited 5-year Syndicated Credit Facility (e)	Jan-13	£150	£145	n/a	£5
WPD (South West) 5-year Syndicated Credit Facility (f)	Oct-09	150	65	n/a	85
WPD (South West) Uncommitted Credit Facilities (g)		65	5	n/a	60
WPD (South West) Letter of Credit Facility	Mar-10	3	n/a	£3
Total WPD Credit Facilities (h)		£368	£215	£3	£150

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

(d)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to cause the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The borrowing outstanding at June 30, 2009 bears interest at 2.14%.

(e)
Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's public debt rating.  The cash borrowings outstanding at June 30, 2009 were comprised of a USD-denominated borrowing of $181 million, which equated to £125 million at the time of borrowing and bears interest at approximately 2.43%, and a GBP-denominated borrowing of £20 million, which bears interest at approximately 1.99%.

(f)
Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's public debt rating.  The weighted-average interest rate on the borrowings outstanding at June 30, 2009 was 1.22%.

In July 2009, this facility was terminated and replaced with a new £210 million three-year syndicated credit facility expiring in July 2012.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot cause the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.  The new facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its regulatory asset base, in each case calculated in accordance with the credit facility.

(g)	The weighted-average interest rate on the borrowings outstanding under these facilities at June 30, 2009 was 1.21%.

(h)	At June 30, 2009, the unused capacity of the WPD credit facilities was approximately $241 million.

PPL Energy Supply closed its commercial paper program in January 2009.

(PPL and PPL Electric)

PPL Electric had the following credit facilities in place at June 30, 2009:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	May-12	$190		$1	$189
Asset-backed Credit Facility (b)	Jul-09	150		n/a	150
Total PPL Electric Credit Facilities		$340		$1	$339

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

At June 30, 2009 and December 31, 2008, $226 million and $76 million of accounts receivable and $144 million and $170 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged, $150 million was available for borrowing at June 30, 2009. PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

In July 2009, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2010.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's five-year syndicated credit facility that expires in May 2012 based on available capacity.  PPL Electric had no commercial paper outstanding at June 30, 2009.

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

Financing Activities

(PPL)

In March 2009, PPL Capital Funding retired the entire $201 million of its 4.33% Notes Exchange Series A upon maturity.

(PPL and PPL Energy Supply)

In March 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes in order to reduce future interest expense. Pursuant to the offers, PPL Energy Supply purchased approximately $100 million aggregate principal amount of its 6.00% Senior Notes due 2036 for $77 million, plus accrued interest, and approximately $150 million aggregate principal amount of its 6.20% Senior Notes due 2016 for $143 million, plus accrued interest.  In connection with the extinguishment of these notes, PPL and PPL Energy Supply recorded a net gain of $25 million, which is reflected in "Other Income (Expense) - net" on the Statement of Income for the six months ended June 30, 2009.  PPL recorded an additional net gain of $4 million in "Other Income (Expense) - net" as a result of reclassifying gains and losses on related cash flow hedges from AOCI into earnings.

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued by the PEDFA in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.  The refundings of the bonds were effected by the ultimate distribution of $231 million by the PEDFA to the bond holders, including PPL Investment Corp.  As a result of the refundings of the bonds, PPL Investment Corp. received proceeds of $150 million, which is reflected as a cash flow from investing activities on the Statement of Cash Flows for PPL and PPL Energy Supply for the six months ended June 30, 2009.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bore interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bear interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds are in a weekly interest rate mode, bearing interest at 0.30% at June 30, 2009.

In connection with the issuance of each series of bonds by the PEDFA, PPL Energy Supply entered into separate loan agreements with the PEDFA pursuant to which the PEDFA loaned to PPL Energy Supply the proceeds of the Series 2009A, Series 2009B and Series 2009C bonds on payment terms that correspond to those of the bonds.  PPL Energy Supply issued separate promissory notes to the PEDFA to evidence its obligations under each of the loan agreements.  These loan agreements and promissory notes replaced those associated with the refunded 2007 and 2008 PEDFA bonds in a non-cash transaction that is excluded from the Statement of Cash Flows.

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

PPL Energy Supply elected to change the interest rate mode on the Series 2009A bonds to a commercial paper rate mode upon expiration of the initial rate period.  As such, in July 2009, the Series 2009A bonds were remarketed in a commercial paper rate mode and bear interest at 0.90% through December 9, 2009, at which time the bonds will be remarketed based upon an interest rate mode elected by PPL Energy Supply.  In connection with this change, the letter of credit supporting the Series 2009A bonds was modified accordingly.

(PPL and PPL Electric)

In May 2009, PPL Electric issued $300 million of 6.25% First Mortgage Bonds due 2039 (6.25% Bonds).  The 6.25% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $296 million, net of a discount and underwriting fees, from the issuance of the 6.25% Bonds.  Approximately $86 million of the proceeds will be used to partially fund the repayment at maturity of $486 million outstanding aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1/4% Series, due August 2009.  The balance of such repayment will be funded from the issuance in October 2008 of $400 million of 7.125% Senior Secured Bonds due 2013.  The balance of the proceeds from the issuance of the 6.25% Bonds is being used for general corporate purposes, including capital expenditures.

In June 2009, PPL Electric repaid its $9 million obligation under a Variable Rate Pollution Control Facilities Note in connection with the early redemption in full of the underlying pollution control revenue bonds that were issued by the Indiana County Industrial Development Authority and due in June 2027.

Distributions and Capital Contributions

(PPL)

In February 2009, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2009, to 34.5 cents per share (equivalent to $1.38 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Energy Supply)

During the six months ended June 30, 2009, PPL Energy Supply distributed $373 million to its parent company, PPL Energy Funding.

(PPL Electric)

During the six months ended June 30, 2009, PPL Electric paid common stock dividends of $148 million to PPL.

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

Domestic

(PPL and PPL Energy Supply)

License Renewals

In 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates to 2042 for Unit 1 and to 2044 for Unit 2.  A final decision on the license renewal is expected to be issued in December 2009.  Through June 30, 2009, PPL and PPL Energy Supply capitalized $16 million of license renewal costs, which are included in "Other intangibles" within "Other Noncurrent Assets" on the Balance Sheets.

Development

In April 2009, PPL announced that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  The previous application had been withdrawn in December 2008 due to economic conditions at the time.  PPL reconsidered this project in light of the availability of tax incentives and potential federal loan guarantees under the Economic Stimulus Package.  The expansion project has an expected capital cost of approximately $440 million.  PPL could begin construction in 2010, with generation operations scheduled to start in 2013.  PPL's ability and decision whether to proceed with the Holtwood facility expansion is subject to government approvals in addition to the FERC license amendment, the availability of certain federal economic stimulus incentives, as well as negotiation of acceptable construction and other related contracts.  PPL cannot predict whether the Holtwood facility expansion will ultimately proceed to completion.  In July 2009, a PPL subsidiary submitted an application to the DOE for a federal loan guarantee for the Holtwood expansion project.

In March 2009, PPL Montana received FERC approval for its request to redevelop the Rainbow hydroelectric facility, near Great Falls, Montana, for a total plant capacity of 60 MW (representing an increase of 28 MW).  The redevelopment project has an expected capital cost of $230 million.  In July 2009, a PPL subsidiary submitted an application to the DOE for a federal loan guarantee for the Rainbow redevelopment project.

In January 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's 90% ownership share is 143 MW.  The first uprate for Unit 1 totaling 50 MW was completed in May 2008.  The second uprate for Unit 1 will be completed in 2010.  The first uprate for Unit 2 totaling 60 MW was completed in 2009 and the second uprate will be completed in 2011.  PPL Susquehanna's share of the remaining total increase is 44 MW.  PPL Susquehanna's share of the expected capital cost for all these uprates is $345 million.

In October 2008, PPL submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to PPL's Susquehanna plant.  The COLA was formally docketed and accepted for review by the NRC in December 2008.  The NRC is now reviewing the COLA and issuing numerous and detailed requests for additional information that Bell Bend must respond to on a strict timetable.  In May 2009, the NRC published its official review schedule that culminates with the issuance of Bell Bend's final safety evaluation report in March 2012, after which public hearings will be held that are expected to take up to a year before Bell Bend's license can be issued.

In September 2008, a PPL subsidiary submitted Part I of an application to the DOE for a federal loan guarantee for Bell Bend.  The subsidiary submitted Part II of the loan guarantee application in December 2008.  There is considerable uncertainty about the likelihood of DOE financial support for the project due to the current level of appropriations available to the DOE for this purpose ($18.5 billion appropriated by the U.S. Congress at June 30, 2009) and the number of projects competing for those resources.  In June 2009, the DOE announced that it is working to finalize loan guarantees with four applicants, none of which was the PPL subsidiary.  None of the ten applicants who submitted Part II applications have been formally eliminated by the DOE; however, the DOE noted that the available funds would not likely be enough for more than four applicants.

PPL's subsidiary submits quarterly application updates for Bell Bend to the DOE in order to remain active in the process.  PPL cannot predict whether additional appropriations will be made for the DOE loan guarantee program, which proposed nuclear projects will ultimately be granted DOE loan guarantees, or the specific impact of these and other factors on the potential construction of the Bell Bend project.

PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed to construction absent a joint arrangement with other interested parties and without a federal loan guarantee or other acceptable financing structures.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $90 million on the COLA and other permits necessary for construction.  Through June 30, 2009, $65 million of costs associated with the licensing effort were capitalized and are included in "Other intangibles" within "Other Noncurrent Assets" on the Balance Sheets.

Discontinued Operations

(PPL and PPL Energy Supply)

Anticipated Sale of Long Island Generation Business

As a result of management's ongoing strategic review of PPL's non-core asset portfolio, in May 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business for approximately $135 million in cash, adjusted for working capital at the sale date and subject to reduction monthly if the sale does not close by September 1, 2009.  This business includes a 79.9 MW gas-fired plant in the Edgewood section of Brentwood, New York and a 79.9 MW oil-fired plant in Shoreham, New York.  The Long Island Power Authority has contracted with PPL Energy Supply subsidiaries to purchase all of the Long Island generation business' capacity and ancillary services as part of tolling agreements that expire in 2017 and 2018.  Each agreement is considered to contain a lease for accounting purposes.  The Shoreham plant lease is classified as a direct-financing lease and the Edgewood plant lease is classified as an operating lease.  These tolling agreements will be transferred to the new owner upon completion of the sale.

The Long Island generation business met the held for sale criteria in the second quarter of 2009.  As a result, net assets held for sale with a carrying amount of $189 million were written down to their estimated fair value less cost to sell of $137 million at June 30, 2009, resulting in a pre-tax impairment charge of $52 million ($34 million after tax).  This charge, recorded in the Supply segment for PPL and PPL Energy Supply, is included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income for the three and six months ended June 30, 2009.  Closing of the sale is subject to the receipt of various state and federal regulatory approvals and third-party consents, and is expected to occur later in 2009.

The results of operations for the three and six months ended June 30, 2009 and 2008 have been classified as Discontinued Operations on the Statements of Income.  The assets and liabilities at June 30, 2009 are classified on the Balance Sheet as held for sale.

Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating revenues	$5	$6	$11	$13
Operating expenses (a)	54		55	3
Operating income (loss)	(49)	6	(44)	10
Interest expense (b)	1	1	2	1
Income (loss) before income taxes	(50)	5	(46)	9
Income taxes	(18)	1	(16)	3
Income (Loss) from Discontinued Operations	$(32)	$4	$(30)	$6

(a)	2009 includes the impairment to the carrying value of the Long Island generation business.
(b)	Represents allocated interest expense based upon debt attributable to PPL's Long Island generation business.

The major classes of assets and liabilities held for sale on the Balance Sheet at June 30, 2009, related to the anticipated sale of the Long Island generation business, were $43 million of PP&E and a $94 million net investment in a direct-financing lease (corresponding amounts at December 31, 2008 were $88 million of PP&E and a $104 million net investment in a direct-financing lease, which have not been reclassified on the Balance Sheet as of that period).

Anticipated Sale of Maine Hydroelectric Generation Business

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine.  Under the agreement, a non-profit organization designated by the coalition received a five-year option to purchase the dams for $25 million, and if the option was exercised PPL Maine would receive rights to increase energy output at its other Maine hydroelectric dams.  The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  In June 2008, the coalition notified PPL Maine of its intent to exercise the purchase option.  The agreement requires updates to the representations and warranties in the purchase and sale agreement, and several approvals by the FERC and other regulatory agencies.  In November 2008, PPL Maine and the coalition filed a request with FERC, the U.S. Army Corps of Engineers and the Maine DEP to approve the transfer of ownership for the three dams.  Certain of these required regulatory approvals have been obtained, but PPL cannot predict whether or when all of them will be obtained.  As a result, these three Maine hydroelectric dams had not met the held for sale criteria at June 30, 2009.

In July 2009, indirectly related to the above potential sale and as a result of management's ongoing strategic review of PPL's non-core asset portfolio, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business for approximately $95 million in cash.  The portion of the business being sold includes five hydroelectric facilities and PPL's 50% equity interest in the owner of a sixth hydroelectric facility, which has been accounted for as an equity investment, as well as the rights to increase energy output at these facilities if the potential sale discussed above is completed.  PPL's interest in these six facilities represents a total of 30 MW of electric generating capacity.  Of the sales price, $14 million is contingent consideration that would be realized upon completion of the potential sale of PPL Maine's three other hydroelectric facilities noted above.  PPL expects the sale of the majority of the Maine generation business to close in 2009 and expects to record a gain on the transaction.

These Maine hydroelectric facilities met the held for sale criteria in the second quarter and at June 30, 2009 are classified on the Balance Sheet as held for sale.  The results of operations for the three and six months ended June 30, 2009 and 2008 have been classified as Discontinued Operations on the Statements of Income and are included in the Supply segment for PPL and PPL Energy Supply.  An insignificant amount of interest expense was allocated based upon debt attributable to the Maine hydroelectric generation business being sold.

Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009	2008

Operating revenues		$1	$3	$3	$6
Operating expenses		1	1	2	2
Operating income			2	1	4
Other income-net				1	1
Income before income taxes			2	2	5
Income taxes			1	1	2
Income from Discontinued Operations	$		$1	$1	$3

The major classes of assets held for sale on the Balance Sheet at June 30, 2009, related to the anticipated sale of the majority of the Maine hydroelectric generation business, were $22 million of PP&E and a $19 million equity method investment (corresponding amounts at December 31, 2008 were substantially the same, but have not been reclassified on the Balance Sheet as of that period).

Sale of Latin American Businesses

In 2007, PPL completed the sale of its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Delivery segment.  In 2008, PPL Global recognized income tax benefits and miscellaneous expenses in Discontinued Operations in connection with the dissolution of the remaining Latin American holding companies.  This process was substantially completed in 2008.  Following are the components of Discontinued Operations on the Statements of Income.

Six Months Ended June 30, 2008

Operating expenses	$2
Operating loss	(2)
Other income (expense) - net	(1)
Loss before income taxes	(3)
Income taxes (a)	(8)
Income from Discontinued Operations	$5

(a)	Includes $6 million from the recognition of a previously unrecognized tax benefit associated with a prior period tax position.

(PPL)

Sale of Gas and Propane Businesses

In October 2008, PPL completed the sale of its natural gas distribution and propane businesses, which were included in the Pennsylvania Delivery segment.  In February 2009, PPL recognized an insignificant charge in Discontinued Operations in connection with the settlement of a working capital adjustment.  Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008

Operating revenues	$42	$136
Operating expenses	40	116
Operating income	2	20
Interest expense (a)	1	3
Income before income taxes	1	17
Income taxes		7
Income from Discontinued Operations	$1	$10

(a)	The three and six months ended June 30, 2008 include $1 million and $2 million of allocated interest expense based upon debt attributable to PPL's natural gas distribution and propane businesses.

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	Domestic		WPD		Domestic		WPD
	2009	2008	2009	2008	2009	2008	2009	2008
PPL
Service cost	$15	$15	$2	$4	$30	$30	$4	$8
Interest cost	36	34	37	49	72	69	74	98
Expected return on plan assets	(42)	(44)	(45)	(60)	(84)	(89)	(90)	(120)
Amortization of:
Transition asset	(1)	(1)			(2)	(2)
Prior service cost	5	5	1	1	10	10	2	2
Actuarial (gain) loss	1	(2)	1	5	2	(4)	2	10
Net periodic defined benefit costs (credits) prior to special termination benefits	14	7	(4)	(1)	28	14	(8)	(2)
Special termination benefits (a)					9
Net periodic defined benefit costs (credits)	$14	$7	$(4)	$(1)	$37	$14	$(8)	$(2)

PPL Energy Supply
Service cost	$1		$1	$2	$4	$2	$2	$4	$8
Interest cost	1		1	37	49	3	3	74	98
Expected return on plan assets	(1)		(2)	(45)	(60)	(3)	(4)	(90)	(120)
Amortization of:
Prior service cost				1	1			2	2
Actuarial loss				1	5	1		2	10
Net periodic defined benefit costs (credits)	$1	$		$(4)	$(1)	$3	$1	$(8)	$(2)

(a)	Relates to the 2009 workforce reduction. See Note 6 for additional information.

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PPL
Service cost	$2	$2	$3	$4
Interest cost	7	8	14	16
Expected return on plan assets	(4)	(5)	(8)	(10)
Amortization of:
Transition obligation	2	2	4	4
Prior service cost	2	2	4	5
Actuarial loss		1	1	2
Net periodic defined benefit costs	$9	$10	$18	$21

10.	Commitments and Contingencies

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

In November 2008, PPL Electric proposed several amendments to its plan to reflect passage of Pennsylvania Act 129 (Act 129).  Act 129, among other things, adopts new PLR electricity supply procurement rules.  PPL Electric added provisions to purchase 5% of its default service supply through five-year contracts and an additional 5% through ten-year contracts.  It reduced the term of its plan by one year, proposing that the plan end in May 2013, rather than in May 2014.  Finally, PPL Electric provided support for several findings that the PUC was required to make under Act 129.  In June 2009, PPL Electric received approval from the PUC on its purchase plan.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for certain of its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend through 2023.  All long-term contracts were executed at prices that approximated market prices at the time of execution.  Also, PPL Energy Supply has entered into full-requirement and retail sales contracts with various counterparties.  These contracts extend through 2019.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana owns and operates 11 hydroelectric facilities and one storage reservoir licensed by the FERC under long-term licenses pursuant to the Federal Power Act.  Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana Asset Purchase Agreement.

The Kerr Dam Project license (50-year term) was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and required Montana Power to hold and operate the project for 30 years.  The license required Montana Power, and subsequently PPL Montana as a result of the purchase of its Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and their habitat.  Under this arrangement, PPL Montana has a remaining commitment to spend $12 million between 2009 and 2015, in addition to the annual rent it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs are periodically updated and renewed and require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitat, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under these arrangements, PPL Montana has a remaining commitment to spend $37 million between 2009 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

(PPL and PPL Energy Supply)

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of Montana Power shareholders against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power failed to obtain shareholder approval for the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale "was null and void ab initio."  Among the remedies sought by the plaintiffs is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division, and the judge placed this proceeding on hold pending the outcome of certain motions currently before the U.S. Bankruptcy Court for the District of Delaware, the resolution of which may impact this proceeding.  The judge in this case has not established a schedule to resume the proceeding.  Settlement discussions resumed in June 2009.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

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

PPL Montana believes that the District Court's decision and a number of its pretrial rulings are erroneous.  In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's authority to assess compensation against PPL Montana for 2008 and future periods.  Oral argument of the case before the Montana Supreme Court is scheduled for September 2009.  PPL Montana cannot predict the outcome of this matter.

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

For several years, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the State Administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could phase-in the impact of price increases when generation rate caps expire in 2010.  Under the phase-in plan approved by the PUC and implemented in October 2008, customers can pay additional amounts with their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest of 6%, will be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  The phase-in plan is available on an "opt-in" basis (i.e., customers must affirmatively enroll) and is available to customers enrolled in budget billing.  Over 140,000 customers enrolled in the program.  Customers can continue to enroll in this program through the end of 2009.  At June 30, 2009, PPL Electric has recorded a liability of $21 million related to this activity.

In February 2009, PPL Electric asked the PUC for permission to offer customers a second option for reducing the potential initial impact of higher electricity prices resulting from expiration of generation rate caps.  This option will enable eligible residential and eligible small-business customers to defer payment of any increase greater than 25% in their 2010 electric bills.  The 25% will be calculated on an average rate schedule usage basis, and will be based on a comparison of currently estimated 2009 bills to currently estimated 2010 bills.  Deferred amounts, plus interest of 6%, would be repaid by customers over a one- or two-year period, depending on their level of electricity use.  All deferrals would be repaid by the end of 2012.  Like the phase-in plan, the deferral option will be available on an "opt-in" basis.  In July 2009, the PUC approved the deferral option.  Customers may enroll in the program until December 15, 2009.

Also, the General Assembly passed and the Governor signed into law Act 129 in October 2008.  The law creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.

Under Act 129, Electric Distribution Companies (EDCs) must develop and file an energy efficiency and conservation plan with the PUC.  EDCs must contract with a conservation service provider to implement all or a portion of the plan.  Act 129 requires reduction in consumption of 1% by 2011 and 3% by 2013, and a reduction in peak demand of 4.5% by 2013.  EDCs will be able to recover the costs of implementing an energy efficiency and conservation plan.  These costs are capped at 2% of the EDC's 2006 revenue.

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

Act 129 does not address rate mitigation.  Legislation has been introduced that would allow eligible customers to defer payment of certain increases at the time that rate caps expire and allow the EDC to recover these deferred amounts following the expiration of rate caps.  There are several bills that address such a phase-in.  The provisions of the bills differ as to the permitted level of increases in customer bills (ranging from 0% to 25%) and the inclusion of language specifically authorizing the EDC to recover associated carrying costs.  PPL and PPL Electric have expressed strong concern regarding the potential adverse consequences of some of these measures on the financial health and credit quality of PPL Electric.

In July 2009, PPL Electric filed its proposed energy efficiency and conservation (EE&C) Plan with the PUC.  PPL Electric's EE&C Plan includes 14 programs.  All programs are voluntary for customers.  As required by Act 129, at least one conservation program and one peak demand reduction program will be available for each customer class.  The filing also includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement its EE&C Plan.  Act 129 requires the PUC to act on each EE&C Plan within 120 days of submission, which in PPL Electric's case will be November 1, 2009.  PPL Electric cannot predict the outcome of this matter.

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

FERC Transmission Rates (PPL and PPL Electric)

In August 2008, PPL Electric asked the FERC to change the method for calculating its transmission rates to formula-based rates to support continued investment in its transmission system.  Under formula-based rates, a fixed earnings level is set for the utility, and the utility annually adjusts its transmission rates, subject to FERC review, to reflect changes in costs.  The process offers an opportunity for public input.  The proposed rate design would ensure that there is no over-recovery or under-recovery of the actual costs of providing transmission delivery service.  The rate change request, if approved, would result in a monthly increase of $0.74 for an average PPL Electric residential customer.  This request would not affect generation charges or distribution rates.  PPL Electric requested that the proposed rate take effect November 1, 2008.

In October 2008, the FERC accepted the proposed rate for filing, effective November 1, 2008, subject to refund.  The FERC did not adjust the requested return on equity of 12.84%, which included 50 basis points for membership in PJM.  Finally, the FERC set the matter for hearing, but held the hearings in abeyance to provide time to establish settlement judge procedures.  In May 2009, a settlement was reached by all of the parties to the proceeding and PPL Electric was granted approval to implement the formula rate as filed in the settlement, effective June 1, 2009, until final resolution of the proceeding.  Rates under this element were permitted to go into effect on June 1, 2009, subject to final FERC approval.  PPL Electric cannot predict the outcome of this matter.  See Note 2 for information on a true-up of these revenues.

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems faced by the California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At June 30, 2009, PPL continues to be fully reserved for non-payment for these sales.

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

In December 2008, the PJM submitted amendments to certain provisions governing its RPM capacity market.  The amendments were intended to permit the compensation available to suppliers that provide capacity, like PPL Energy Supply, to increase.  The PJM sought approval of the amendments in time for them to be implemented for the May 2009 capacity auction (for service in June 2012 through May 2013).  Numerous parties, including PPL, protested the PJM's filing.  Certain of the protesting parties proposed changes to the capacity market auction that would result in a reduction in compensation to capacity suppliers.  The changes proposed by the PJM and by other parties in response to the PJM proposals could significantly affect the compensation available to suppliers of capacity participating in future RPM auctions.  In April 2009, the FERC entered an order approving in part and disapproving in part the changes proposed by PJM.  The FERC's order is subject to timely rehearing petitions and appeals.  Rights to appeal this decision expire during August 2009.  PPL cannot predict the outcome of this proceeding.

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

In May 2006, the FERC issued an order rejecting the claims of the various parties in the proceeding regarding PPL's Western market-based rate filing and granting PPL Montana market-based rate authority in NorthWestern's control area.  In July 2007, the FERC denied two outstanding requests for rehearing of its 2006 order.  Subsequently, various parties in this proceeding filed appeals of the order with the U.S. Court of Appeals for the Ninth Circuit.  In September 2007, a party also filed a complaint with the FERC seeking additional refunds in the event that the U.S. Court of Appeals overturns or reverses the FERC order.  In June 2009, the U.S. Court of Appeals denied the appeal.  While PPL Montana continues to believe that it does not have market power in NorthWestern's control area and that it has no obligations to make additional sales of power to NorthWestern regardless of the outcome of this proceeding, it cannot predict the outcome of these proceedings.

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

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply and PPL Electric)

In August 2005, the Energy Policy Act of 2005 (the 2005 Energy Act) was signed into law.  The 2005 Energy Act is comprehensive legislation that substantially affects the regulation of energy companies, amends federal energy laws and provides the FERC with new oversight responsibilities.  Among the important changes implemented under this legislation is the appointment of the NERC to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC will oversee this process and independently enforce the Reliability Standards.

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

U.K. Overhead Electricity Networks (PPL and PPL Energy Supply)

In 2002 and for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, following extensive discussion, the U.K. Government determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be approximately $91 million and is expected to be allowed to be recovered through rates.  The Government has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, in January 2009 the U.K. Government enforced a regulation requiring network operators to implement a risk-based program over 25 years to clear trees within falling distance of key high-voltage overhead lines. WPD estimates that the cost of compliance will be approximately $105 million over the 25-year period and is expected to be allowed to be recovered through rates.

U.K. Electricity Regulation (PPL and PPL Energy Supply)

WPD operates under distribution licenses granted, and price controls set, by the Ofgem.  The price control formula that governs WPD's allowed revenue is normally determined every five years, with the next distribution price control review (DPCR) to be completed by the end of 2009, effective April 1, 2010.  An initial proposals paper has been issued by the Ofgem.  Earnings in 2010 and beyond may be affected by the DPCR.  WPD cannot predict the ultimate outcome of the DPCR.

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

Clean Air Interstate Rule (CAIR)

Citing its authority under the Clean Air Act, in 1997, the EPA developed new standards for ambient levels of ozone and fine particulates in the U.S.  To facilitate attainment of these standards, the EPA promulgated the CAIR for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  Starting in 2015, the CAIR requires further reductions in the CAIR region, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of 17% from 2009 levels.  The CAIR allowed these reductions to be achieved through cap-and-trade programs.

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

In December 2008, the U.S. Circuit Court remanded CAIR back to the EPA without vacating the cap-and-trade program, effectively reinstating, at least temporarily, CAIR and its requirements for annual-reduction for nitrogen oxides beginning in 2009 and for further reduction in sulfur dioxide by requiring the surrender of two acid rain allowances for every ton of sulfur dioxide emitted beginning in 2010.

PPL expects to meet the annual nitrogen oxide reductions required by CAIR in 2009.  However, the ultimate disposition of CAIR's cap-and-trade program and the value of annual nitrogen oxide allowances as well as sulfur dioxide allowances, remain uncertain.  If the EPA revises CAIR to require more stringent emission reductions or revises CAIR to eliminate the regional cap-and-trade program, the costs of compliance are not now determinable, but could be significant.

In 2006, the EPA revised the ambient air quality standard for fine particulates and in 2008 the EPA tightened the ambient air quality standard for ozone.  These more stringent standards could result in requirements to reduce emissions of sulfur dioxide and nitrogen oxides beyond those required under the CAIR.  If additional reductions were to be required, the costs are not now determinable, but could be significant.  In addition, the EPA is expected to propose this year and finalize next year a new one hour ambient air quality standard for nitrogen dioxide.  The level of the standard and the effects on PPL power plants are not yet determinable.

To continue meeting the sulfur dioxide reduction requirements under the acid rain provisions of the Clean Air Act, and the reductions required by CAIR (remanded by the U.S. Circuit Court, but currently in place), PPL has installed scrubbers at its Montour plant that are now in service.  PPL is continuing with installation of scrubbers at its Brunner Island plant.  The Unit 3 scrubber was placed in-service in the second quarter of 2009, and the scrubber for Units 1 and 2 is scheduled to be placed in-service in late fall of 2009.  In addition, with respect to compliance with annual and ozone season nitrogen oxide reduction requirements, PPL's plan is to operate the SCRs at Montour Units 1 and 2, to utilize the existing combustion controls and to purchase any needed emission allowances on the open market.

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

Pennsylvania adopted mercury rules more stringent than CAMR.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  In light of the U.S. Circuit Court decision overturning CAMR, in September 2008, PPL filed a complaint with the Pennsylvania Commonwealth Court (Commonwealth Court) seeking to have the Pennsylvania mercury rule rescinded on the basis that it is unlawful, invalid and unenforceable under the provisions of the Pennsylvania Air Pollution Control Act.  In January 2009, the Pennsylvania Commonwealth Court ruled in PPL's favor.  The decision is on appeal to the Pennsylvania Supreme Court.  Pending final resolution of this matter, PPL is evaluating its mercury control plans and what steps it needs to take at this time.

If the Pennsylvania mercury rule is ultimately upheld, PPL may need to install chemical injection systems on its Brunner Island units to achieve the Phase 1 mercury reduction requirements.  PPL estimates that the capital cost of such chemical injection systems at Brunner Island will be approximately $40 million.  For Montour, PPL would need to operate the SCRs (already in place) year-round along with the scrubbers to achieve compliance with Phase 1.  There is, however, the possibility that these actions would not be sufficient to meet Pennsylvania's new mercury requirements, and additional injection systems could be required at an estimated cost of approximately $32 million.

To meet Pennsylvania's 2015 mercury requirements, if the rule is upheld, and/or any similarly stringent MACT rule adopted by the EPA, adsorption/absorption technology with fabric filters may be required at most of PPL's Pennsylvania coal-fired generating units.  Based on current analysis and industry estimates, PPL estimates that if this technology were required at every one of its Pennsylvania coal-fired generating units, the aggregate capital cost of compliance would be approximately $530 million.

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

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  The EPA had determined that meeting the requirements for CAIR also met the BART requirements for sulfur dioxide and nitrogen dioxide.  PPL's analyses have shown that because PPL had already upgraded its particulate emissions controls at Montour Units 1 and 2 and Brunner Island Unit 3, and was in the process of upgrading its particulate emissions controls on Brunner Island Unit 2 in 2009 (presently being installed), that further controls were not justified as there would be little corresponding visibility improvement.  PPL has not received comments from the Pennsylvania DEP on these submissions.

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses have shown that further reductions are not needed.  The EPA has responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for additional data related to the Colstrip generating station non-BART affected emission sources.  PPL responded to this request in March 2009.  PPL has not received comments from the EPA on these submissions.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

New Source Review (NSR)

In 1999, the EPA initiated enforcement actions against several electric generators, asserting that older, coal-fired power plants operated by those generators have, over time, been modified in ways that increased their emissions and subjected them to more stringent NSR requirements under the Clean Air Act.  The EPA subsequently issued information requests and notices of violation, and commenced enforcement actions against other generators.  PPL received such information requests for its Colstrip, Corette and Martins Creek plants.  Although the EPA announced in 2005 that it would not bring new enforcement actions under these NSR rules, the Justice Department recently declared that it is now considering bringing such actions.  In April 2009, PPL received information requests for its Montour and Brunner Island plants.  PPL has met with the EPA regarding this matter.  PPL's response to the request is currently on hold pending evaluation by PPL and the EPA as to whether to engage in pre-litigation settlement discussions.  The EPA has sent PPL a proposed term sheet as a starting point for any such settlement discussions.  PPL is evaluating the feasibility and costs of achieving those terms.

In January 2009, PPL received a notice of violation from the EPA for projects undertaken at the Keystone plant at which PPL is part owner.  The EPA alleges that the projects were undertaken without proper NSR compliance.  PPL cannot predict the outcome of this proceeding.

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

PPL believes future legislation and regulations that affect carbon dioxide emissions from power plants are likely, although technology to efficiently capture, remove and sequester carbon dioxide emissions is not presently available on a commercial scale.  In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009.  A key element affecting PPL includes a declining cap on carbon emissions beginning in 2012, which requires a three percent reduction in greenhouse gas emissions (below 2005 levels) by 2012, increasing to 17% by 2020, 42% by 2030 and 83% by 2050.  The legislation also would require that electric utilities meet a mandatory 20% renewable energy supply and energy efficiency requirement by 2020.  The Senate plans to begin to address climate change legislation in the fall.  Renewable electricity standards are currently included in a separate bill, S.1462, the American Clean Energy Leadership Act of 2009, which passed in the Senate Energy Committee in June 2009.  Under this bill, electric utilities would be required to meet a 15% standard through renewable sources of energy and energy efficiency by 2021.

PPL is currently evaluating H.R.2454 and S.1462.  PPL management believes there are financial, regulatory and logistical uncertainties related to implementing renewable energy mandates that will need to be resolved before the impact to PPL of implementing renewable energy legislation can be meaningfully estimated.  Such uncertainties, among others, relate to the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to the PJM capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy, which challenges and uncertainties are not directly addressed by the proposed legislation.  Because of the uncertainties as to the final outcome of federal climate change and energy legislation and regulation, PPL cannot at this time predict the effect on its future competitive position, results of operation, cash flows and financial position, of any greenhouse gas emission, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be material.

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

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (Act).  That Act established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  PPL is participating on that Advisory Committee.  Legislation has been introduced in the Pennsylvania House of Representatives that would, if enacted, significantly increase renewable and solar supply requirements.

In the Western U.S., 11 states, including Montana, and Canadian provinces are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below the 2005 levels by 2020 and is currently developing greenhouse gas emission allocations, offsets, and reporting recommendations.

PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2008, PPL estimates that its power plants emitted approximately 28 million tons of carbon dioxide (based on PPL's equity share of these assets).

PPL believes that the regulation of greenhouse gas emissions may have a material impact on its future capital expenditures and operations, but the costs are not now determinable.  Furthermore, PPL believes that the imposition of mandatory renewable energy and energy efficiency requirements could have a material impact on PPL.

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

Through June 30, 2009, PPL Energy Supply spent $28 million for remediation and related costs and an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or associated costs, the outcome of any lawsuit brought by the citizens and businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

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

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In the first quarter of 2008, PPL Montana recorded an additional reserve of $7 million ($0.01 per share, basic and diluted, for PPL) to "Other operation and maintenance" on the Statement of Income.  In July 2008, the plaintiffs and the remaining owner-defendants remaining after dismissal of NorthWestern due to its bankruptcy executed a settlement agreement.  PPL Montana and the other remaining owner-defendants funded the settlement, concluding the matter.  PPL Montana's share of the settlement was approximately $8 million.  In June 2008, PPL Montana recorded an insignificant reserve for its share of potential additional settlements with three property owners living near the original plaintiffs but who were not parties to the lawsuit.  PPL Montana may incur additional costs related to the potential claims, including additional groundwater investigations and any related remedial measures, which are not now determinable, but could be significant.

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

Other Issues

In January 2006, the EPA significantly increased the drinking water standard related to arsenic.  The revised standard, 10 parts per billion (ppb), may result in individual states taking action that could require several PPL subsidiaries to further treat wastewater and/or take abatement action at their power plants.  In Pennsylvania, this arsenic standard has been incorporated into the state's water quality standards and could result in more stringent limits to PPL's NPDES permits for its Pennsylvania plants.  Recently, the EPA has developed a draft risk assessment of arsenic that increases the cancer risk exposure by more than 20 times, which would further lower the current standard of 10 ppb to 0.1 ppb.  If required, a change to this lower level would involve very expensive treatment and, at this time, there are no assurances that it could even be attained.

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

The EPA and several states, including Montana, are considering establishing regulations under the Resource Conservation and Recovery Act (RCRA) that could impact the disposal and management of coal combustion products (CCPs), including ash and scrubber wastes and other by-products.  Following the large ash release at a Tennessee Valley Authority site in Tennessee in December 2008 and subsequent widespread media coverage the EPA, under pressure from a variety of environmental groups and some legislators, has committed to proposing CCP regulations by the end of 2009 and has been seeking information from the power industry as it considers whether or not to regulate CCPs as hazardous waste.  As a precursor to developing regulations, the EPA issued letters in March 2009 to power plant owners, including PPL subsidiaries, requesting information on the structural integrity of their CCP disposal and associated water treatment impoundments.  PPL has responded to the requests and the EPA conducted a follow-up inspection of PPL Montana's Colstrip plant.  In June 2009, the EPA's Office of Enforcement and Compliance Assurance issued a much broader information request to Colstrip and 18 other non-affiliated plants, seeking information under the RCRA, the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  Although the EPA's enforcement office issued the request, the EPA has not necessarily concluded that the plants are in violation of any EPA requirements.  PPL cannot predict at this time the outcome of these matters or what the EPA's regulations may require and what impact, if any, they would have on PPL's facilities.

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

PPL Electric is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL.  However, should the EPA require different or additional measures in the future, or should PPL's share of costs at multi-party sites increase significantly more than currently expected, the costs to PPL could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At June 30, 2009, PPL Energy Supply had accrued a discounted liability of $25 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted average rate used was 8.18%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2009 through 2013, and the expected payments for the work after 2013 are $144 million.

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

The U.K. government has implemented a project to determine the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD estimates a cost of $35 million to comply with the anticipated requirements and expects to be allowed to recover costs through rates.

There are no other material legal or administrative proceedings pending against or related to WPD with respect to environmental matters.  See "Environmental Matters - Domestic - Superfund and Other Remediation - Electric and Magnetic Fields" for a discussion of EMFs.

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

At June 30, 2009, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

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

(PPL, PPL Energy Supply and PPL Electric)

The table below provides an update to those guarantees that are within the scope of accounting guidance on guarantees and are specifically disclosed in Note 15 to the Financial Statements contained in each Registrant's 2008 Form 10-K.  Other than noted in footnote (i), the probability of expected payment/performance under each of these guarantees is remote.

	Recorded Liability at
	June 30, 2009	December 31, 2008	Exposure at June 30, 2009 (a)		Expiration Date
PPL
Indemnifications for sale of PPL Gas Utilities			$300	(b)

PPL Energy Supply (c)
Letters of credit issued on behalf of affiliates			17	(d)	2009 to 2011
Retroactive premiums under nuclear insurance programs			37	(e)
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			235	(f)
Indemnifications for entities in liquidation and sales of assets	$1	$1	10	(g)	2010 to 2012
Indemnification to operators of jointly owned facilities			6	(h)
WPD guarantee of pension and other obligations of unconsolidated entities	1	2	32	(i)	2017
Tax indemnification related to unconsolidated WPD affiliates			9	(j)	2012
Guarantee of a portion of an unconsolidated entity's debt	1	1	22	(k)	2018

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
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

In addition to the $10 million exposure disclosed above, PPL Energy Supply has provided indemnification to the purchaser of a generating facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities is triggered only if the purchaser's losses reach $1 million in the aggregate, capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located is capped at $4 million in the aggregate and survives for a maximum period of five years after the transaction closing.

(h)
In December 2007, a subsidiary of PPL Energy Supply executed revised owners agreements for two jointly owned facilities, the Keystone and Conemaugh generating stations.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating stations, based upon their ownership percentages.  The maximum obligation among all owners, for each station, is currently $20 million.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The agreements do not have an expiration date.

(i)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At June 30, 2009, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(j)	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.
(k)	Reflects principal payments only.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.  At June 30, 2009, the aggregate fair value of the indemnities related to arrangements entered into subsequent to December 31, 2002 was insignificant.

11.	Related Party Transactions

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power purchase agreements with PPL EnergyPlus, effective July 2000 and January 2002, under which PPL EnergyPlus will supply PPL Electric's entire PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For the three months ended June 30, 2009 and 2008, these purchases totaled $411 million and $428 million.  For the six months ended June 30, 2009 and 2008, these purchases totaled $908 million and $917 million.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at June 30, 2009 and December 31, 2008, the fair value of the contract was approximately $312 million and $917 million.  Accordingly, at June 30, 2009 and December 31, 2008, PPL Energy Supply was required to provide PPL Electric with performance assurance of $79 million and $300 million.  These deposits are shown on the Balance Sheets as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Interest Income from Affiliates" on the Statements of Income.  For the three months ended June 30, 2009 and 2008, interest related to these deposits was insignificant and $2 million.  For the six months ended June 30, 2009 and 2008, interest related to these deposits was $1 million and $5 million.

In 2001, PPL Electric made a $90 million up-front payment to PPL EnergyPlus in connection with the PLR contracts.  The up-front payment is being amortized by both parties over the term of the PLR contracts.  The unamortized balance of this payment and other payments under the contracts was $6 million and $12 million at June 30, 2009 and December 31, 2008.  These balances are reflected on the Balance Sheets as "Deferred revenue on PLR energy supply to affiliate" by PPL Energy Supply, and as "Prepayment on PLR energy supply from affiliate" by PPL Electric.  The prepayment will be fully amortized during 2009.

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

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.  At June 30, 2009, PPL Energy Supply provided PPL Electric with an insignificant letter of credit as performance assurance.

At June 30, 2009, PPL Electric had credit exposure to PPL EnergyPlus under the PLR contracts and its solicitations for generation supply in 2010 of $312 million, excluding the effects of netting and collateral arrangements.  As a result of netting and collateral arrangements, PPL Electric's credit exposure was reduced to $51 million.

PPL Energy Supply has credit exposure to PPL Electric under the PLR contracts and the solicitations for generation supply in 2010.  At June 30, 2009, PPL Energy Supply's credit exposure with PPL Electric was $261 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to zero.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended June 30, 2009 and 2008, these NUG purchases totaled $20 million and $30 million.  For the six months ended June 30, 2009 and 2008, these NUG purchases totaled $40 million and $58 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009 (a)	2008

PPL Energy Supply	$53	$54	$108	$105
PPL Electric	28	32	60	59

(a)	Excludes allocated costs associated with the February 2009 workforce reduction. See Note 6 for additional information.

Intercompany Borrowings

(PPL Energy Supply)

PPL Energy Supply had a $47 million balance outstanding on a note receivable from an affiliate at June 30, 2009 and no such notes were outstanding at December 31, 2008.  Interest is due quarterly at a rate equal to 1-month LIBOR plus 1%.  The note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on this note is included in "Interest Income from Affiliates" on the Statements of Income and was $1 million and insignificant for the three months ended June 30, 2009 and 2008.  Interest earned for the six months ended June 30, 2009 and 2008 was $1 million and $2 million.

PPL Energy Supply had a $124 million balance outstanding on short-term debt with an affiliate at June 30, 2009 and no such debt was outstanding at December 31, 2008.  Interest is due quarterly at a rate equal to 1-month LIBOR plus 2.25%.  The balance is shown on the Balance Sheet as "Short-term debt with affiliate."  Interest accrued on this debt is included in "Interest Expense with Affiliates" on the Statements of Income and was $1 million for the three and six months ended June 30, 2009.  No such interest was incurred during the same periods in 2008.

(PPL Electric)

In August 2004, a PPL Electric subsidiary issued a $300 million demand note to an affiliate.  There was a $79 million balance outstanding at June 30, 2009 and a $300 million balance outstanding at December 31, 2008.  Interest is due quarterly at a rate equal to 3-month LIBOR plus 1%.  This note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on the note is included in "Interest Income from Affiliate" on the Statements of Income, and was $1 million for each of the three months ended June 30, 2009 and 2008.  For the six months ended June 30, 2009 and 2008, interest earned was $3 million and $4 million.

Intercompany Derivatives (PPL Energy Supply)

In 2009 and 2008, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  At June 30, 2009, the total exposure hedged was £61 million and the fair value of these positions was a net liability of $9 million, which is reflected in "Current Liabilities - Price risk management liabilities" on the Balance Sheet.  No similar hedging instruments were outstanding at December 31, 2008.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other Income (Expense) - net" on the Statements of Income.  PPL Energy Supply recorded net losses of $11 million for both the three and six months ended June 30, 2009.  PPL Energy Supply recorded net losses of $1 million and $2 million for the three and six months ended June 30, 2008 related to similar average rates forwards and average rate options.

PPL Energy Supply is also party to forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at June 30, 2009 was £55 million (approximately $108 million based on contracted rates).  The fair value of these positions was a net asset of $17 million and $34 million at June 30, 2009 and December 31, 2008, which is reflected in the foreign currency translation adjustment component of AOCI on the Balance Sheets.  Additionally, $10 million and $16 million was reflected in "Current Assets - Price risk management assets" on the Balance Sheets at June 30, 2009 and December 31, 2008 and $7 million and $18 million was reflected in "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets at June 30, 2009 and December 31, 2008.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $11 million and $5 million of this license fee for the three months ended June 30, 2009 and 2008, and $22 million and $14 million for the six months ended June 30, 2009 and 2008.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

Intercompany Insurance (PPL Energy Supply and PPL Electric)

PPL Power Insurance Ltd. (PPL Power Insurance) is a subsidiary of PPL that provides insurance coverage to PPL and its subsidiaries for property damage, general/public liability and workers' compensation.

PPL Power Insurance charged premiums as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

PPL Energy Supply	$1	$1	$2	$2
PPL Electric	2	2	5	4
Other (a)	1	1	1	1
Total	$4	$4	$8	$7

(a)	Primarily worker's compensation

Recoveries on various insurance claims with PPL Power Insurance, which were primarily included as offsets to "Other operation and maintenance" on the Statements of Income, were recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

PPL Energy Supply	$3		$4
PPL Electric			3	$6
Total	$3		$7	$6

12.	Other Income (Expense) - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income (Expense) - net" was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PPL
Other Income
Gains related to the extinguishment of notes (Note 7)			$29
Interest income	$1	$7	8	$17
Earnings on securities in the NDT funds	5	3	6	5
Equity earnings	1	1	1	1
Hyder liquidation distributions		1		3
Gain on sale of PP&E		2		2
Miscellaneous - Domestic	1	2	3	3
Miscellaneous - International	1	1	1	1
Total	9	17	48	32
Other Expense
Economic foreign currency hedges	11	1	11	1
Charitable contributions	1		2	1
Miscellaneous - Domestic	2	1	5	3
Miscellaneous - International	1	2	1	3
Other Income (Expense) - net	$(6)	$13	$29	$24

PPL Energy Supply
Other Income
Gains related to the extinguishment of notes (Note 7)				$25
Earnings on securities in the NDT funds		$5	$3	6	$5
Interest income		1	6	5	13
Equity earnings		1	1	1	1
Hyder liquidation distributions			1		3
Gain on sale of PP&E			2		2
Miscellaneous - Domestic				2	1
Miscellaneous - International		1	1	1	1
Total		8	14	40	26
Other Expense
Economic foreign currency hedges		11	2	11	2
Miscellaneous - Domestic		2		5	2
Miscellaneous - International		1	2	1	3
Other Income (Expense) - net		$(6)	$10	$23	$19

PPL Electric
Other Income
Interest income		$1	$2	$3	$4
Other Expense		1		1
Other Income (Expense) - net	$		$2	$2	$4

13.	Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply and PPL Electric)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

Recurring Fair Value Measurements

	June 30, 2009				December 31, 2008
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$973	$973			$1,100	$1,100
Short-term investments - municipal debt securities					150	150
Restricted cash and cash equivalents	159	159			347	347
Price risk management assets:
Energy commodities	3,878	15	$3,685	$178	2,460	19	$2,143	$298
Interest rate/foreign exchange	74		72	2	156		152	4
	3,952	15	3,757	180	2,616	19	2,295	302
NDT funds:
Cash and cash equivalents	5	5			7	7
Equity securities: (a)
U.S. large-cap	216	148	68		182	116	66
U.S. mid/small-cap	84	63	21		69	50	19
Debt securities:
U.S. Treasury	59	59			77	77
U.S. government agency	11		11		14		14
Municipality	64		64		61		61
Investment-grade corporate	27		27		33		33
Residential mortgage-backed securities	1		1		2		2
Other	1		1		1		1
	468	275	193		446	250	196
Auction rate securities	18			18	24			24
	$5,570	$1,422	$3,950	$198	$4,683	$1,866	$2,491	$326

Liabilities
Price risk management liabilities:
Energy commodities	$2,826	$9	$2,778	$39	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	14		14		27		27
	$2,840	$9	$2,792	$39	$2,160	$15	$2,035	$110

PPL Energy Supply
Assets
Cash and cash equivalents	$429	$429			$464	$464
Short-term investments - municipal debt securities					150	150
Restricted cash and cash equivalents	140	140			328	328
Price risk management assets:
Energy commodities	3,878	15	$3,685	$178	2,460	19	$2,143	$298
Interest rate/foreign exchange	37		35	2	107		103	4
	3,915	15	3,720	180	2,567	19	2,246	302
NDT funds:
Cash and cash equivalents	5	5			7	7
Equity securities: (a)
U.S. large-cap	216	148	68		182	116	66
U.S. mid/small-cap	84	63	21		69	50	19
Debt securities:
U.S. Treasury	59	59			77	77
U.S. government agency	11		11		14		14
Municipality	64		64		61		61
Investment-grade corporate	27		27		33		33
Residential mortgage-backed securities	1		1		2		2
Other	1		1		1		1
	468	275	193		446	250	196
Auction rate securities	15			15	19			19
	$4,967	$859	$3,913	$195	$3,974	$1,211	$2,442	$321

Liabilities
Price risk management liabilities:
Energy commodities	$2,826	$9	$2,778	$39	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	14		14		16		16
	$2,840	$9	$2,792	$39	$2,149	$15	$2,024	$110

PPL Electric
Assets
Cash and cash equivalents	$520	$520			$483	$483
Restricted cash and cash equivalents	15	15			15	15
	$535	$535			$498	$498

(a)
Level 1 is comprised of securities that track the Wilshire 5000 index, which is invested in approximately 70% large-cap stocks and 30% mid/small-cap stocks.  U.S. large-cap equity securities classified as Level 2 represent investments in commingled equity funds that track the S&P 500 index.  U.S. mid/small-cap equity securities classified as Level 2 represent investments in commingled equity funds that track the Wilshire 4500 index.

A reconciliation of assets and liabilities classified as Level 3 at June 30, 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended				Six Months Ended
	Energy Commodities, net	Interest Rate/ Foreign Exchange	Auction Rate Securities	Total	Energy Commodities, net	Interest Rate/ Foreign Exchange	Auction Rate Securities	Total
PPL
Balance at beginning of period	$116	$45	$22	$183	$188	$4	$24	$216
Total realized/unrealized gains (losses)
Included in earnings	(55)			(55)	(76)			(76)
Included in OCI	13	(31)	(4)	(22)	3	(28)	(6)	(31)
Purchases, sales, issuances and settlements, net	49			49	85			85
Transfers (out of) and/or into Level 3	16	(12)		4	(61)	26		(35)
Balance at end of period	$139	$2	$18	$159	$139	$2	$18	$159

PPL Energy Supply
Balance at beginning of period	$116	$45	$17	$178	$188	$4	$19	$211
Total realized/unrealized gains (losses)
Included in earnings	(55)			(55)	(76)			(76)
Included in OCI	13	(31)	(2)	(20)	3	(28)	(4)	(29)
Purchases, sales, issuances and settlements, net	49			49	85			85
Transfers (out of) and/or into Level 3	16	(12)		4	(61)	26		(35)
Balance at end of period	$139	$2	$15	$156	$139	$2	$15	$156

Gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three and six months ended June 30, 2009 are reported in the Statement of Income as follows:

	Three Months Ended			Six Months Ended
	Energy Commodities, net			Energy Commodities, net
	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$11	$(9)	$(57)	$15	$(18)	$(73)
Change in unrealized gains (losses) relating to positions still held at the reporting date	11		(38)	13	(1)	(39)

A reconciliation of assets and liabilities classified as Level 3 at June 30, 2008 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Six Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$207	$40	$247	$134		$134
Total realized/unrealized gains (losses)
Included in earnings	(1)		(1)	(1)		(1)
Included in OCI	67	(8)	59	140	$(8)	132
Purchases, sales, issuances and settlements, net	1	(11)	(10)	1	(11)	(10)
Transfers (out of) and/or into Level 3					40	40
Balance at end of period	$274	$21	$295	$274	$21	$295
PPL Energy Supply
Balance at beginning of period	$207	$35	$242	$134		$134
Total realized/unrealized gains (losses)
Included in earnings	(1)		(1)	(1)		(1)
Included in OCI	67	(7)	60	140	$(7)	133
Purchases, sales, issuances and settlements, net	1	(11)	(10)	1	(11)	(10)
Transfers (out of) and/or into Level 3					35	35
Balance at end of period	$274	$17	$291	$274	$17	$291

Losses on assets and liabilities classified as Level 3 and included in earnings for both the three and six months ended June 30, 2008 are reported in the Statement of Income as follows:

Energy Commodities, net
Net Energy Trading Margins
PPL and PPL Energy Supply
Total losses included in earnings for the period	$(1)
Change in unrealized losses relating to positions still held at the reporting date	(1)

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Cash Equivalents

PPL and its subsidiaries use the market approach to determine the fair value of cash and cash equivalents, short-term investments, and restricted cash and cash equivalents.  The fair value measurements of short-term investments are based on quoted prices.

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

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information and uses probabilities of default to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available or for power basis, which PPL generally values using historical prices.

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Exchange

To manage its interest rate and foreign exchange risk, PPL and PPL Energy Supply generally use interest rate contracts such as forward-starting swaps and fixed-to-floating swaps, foreign exchange contracts such as forwards and options, and cross-currency swaps that contain characteristics of both interest rate and foreign exchange instruments.  PPL and PPL Energy Supply use an income approach to measure the fair value of these instruments, utilizing observable inputs such as forward interest rates and foreign exchange rates, and credit valuation adjustments, which may not be observable.  Given the duration of some of these contracts, PPL and PPL Energy Supply often cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

NDT Funds

PPL and PPL Energy Supply generally use the market approach to measure the fair value of the securities held in the NDT funds.  The fair value measurements of cash and cash equivalents and equity securities are based on quoted prices in active markets.  The fair value measurements of commingled equity index funds are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.  The fair value measurements of debt securities are generally based on evaluated prices that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.  When this information is not available, the fair value of debt securities is measured using present value techniques, which incorporate other observable inputs including interest rates for debt securities with credit ratings and terms to maturity similar to the debt securities being measured.

Auction Rate Securities

PPL's and PPL Energy Supply's auction rate securities are recorded in "Investments - Other" on the Balance Sheet and include Federal Family Education Loan Program guaranteed student loan revenue bonds as well as various municipal bond issues.  Auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

At June 30, 2009 and December 31, 2008, the par value of these auction rate securities totaled $29 million for PPL and $24 million for PPL Energy Supply.  Contractual maturities for these auction rate securities are a weighted average of approximately 27 years.  Despite failed auctions in 2008 and 2009, PPL and PPL Energy Supply continued to earn interest on these investments at contractually prescribed interest rates.  During the second quarter of 2009, PPL Energy Supply liquidated an insignificant amount of securities at par.

At June 30, 2009 and December 31, 2008, PPL concluded that the fair value of its auction rate securities was $18 million and $24 million.  PPL Energy Supply concluded that the fair value of its auction rate securities was $15 million and $19 million at these same periods.  At June 30, 2009 and December 31, 2008, the temporary declines from par value were $11 million and $5 million for PPL, and $9 million and $5 million for PPL Energy Supply, and have been recorded in OCI.

PPL and PPL Energy Supply estimated the fair value of auction rate securities based on the following criteria:  (i) the underlying structure and credit quality of each security; (ii) the present value of future estimated interest and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and (iii) consideration of the impact of auction failures or redemption at par.  Based upon the evaluation of available information, PPL and PPL Energy Supply believe these investments continue to be of high credit quality and they do not have significant exposure to realize losses on these securities.  The estimated fair value of these securities could change significantly based on future market conditions.

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Loss

Sulfur dioxide emission allowances (a)	$15			$15	$(30)
Long Island generation business (b)	138		$138		(52)

(a)	Current and long-term sulfur dioxide emission allowances are included in "Other intangibles" in their respective areas on the Balance Sheet.
(b)	Assets of the Long Island generation business disposal group are included in "Assets held for sale" on the Balance Sheet.

Sulfur Dioxide Emission Allowances

Due to a significant decline in market prices at March 31, 2009, PPL Energy Supply assessed the recoverability of certain sulfur dioxide emission allowances.  As a result, sulfur dioxide emission allowances with a carrying amount of $45 million were written down to their estimated fair value of $15 million, resulting in an impairment charge of $30 million being recorded during the first quarter of 2009.  This charge, recorded in the Supply segment for PPL and PPL Energy Supply, is included in "Other operation and maintenance" on the Statement of Income.

When available, observable market prices were used to value the sulfur dioxide emission allowances.  When observable market prices were not available, fair value was modeled using prices from observable transactions and appropriate discount rates.  The modeled values were significant to the overall fair value measurement.

Long Island Generation Business

The Long Island generation business met the held for sale criteria at June 30, 2009.  As a result, net assets held for sale with a carrying amount of $189 million were written down to their estimated fair value less cost to sell of $137 million.  See Note 8 for additional information on the anticipated sale.

The fair value was modeled using valuations obtained from third parties and appropriate discount rates.  The fair value of $138 million, which excludes $1 million of estimated costs to sell, was corroborated by the negotiated sales price adjusted for the additional anticipated cash flows from operations prior to the sale date.

Financial Instruments Not Recorded at Fair Value

(PPL, PPL Energy Supply and PPL Electric)

NPNS

PPL and PPL Energy Supply enter into full-requirement sales contracts, power purchase agreements, certain retail energy and physical capacity contracts and certain contracts to purchase emission allowances expected to be consumed.  These contracts range in maturity through 2023 and qualify for NPNS.  PPL Electric has also entered into contracts that qualify for NPNS.  See "Energy Purchase Commitments" within Note 10 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded on the Balance Sheets at June 30, 2009 and December 31, 2008.  The estimated fair value of these contracts was:

	Net Asset (Liability)
	June 30, 2009	December 31, 2008

PPL	$155	$136
PPL Energy Supply	449	239
PPL Electric	(294)	(103)

Other

Financial instruments for which the carrying amount on the Balance Sheets and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates where quoted market prices are not available) are different, are set forth below and include debt with third-party credit enhancements.  The carrying value of PLR energy supply to/from affiliate and short-term debt represented or approximated fair value due to the liquid nature of the instruments or variable interest rates associated with the financial instruments.

	June 30, 2009 (a)		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Long-term debt	$7,710	$7,370	$7,838	$6,785
PPL Energy Supply
Long-term debt	5,000	4,833	5,196	4,507
PPL Electric
Long-term debt	2,058	2,080	1,769	1,682

(a)	The effect of credit enhancements is not included in the fair value measurement. See "EITF 08-5" under "New Accounting Standards Adopted" within Note 2 for additional information.

Credit Concentration Associated with Financial Instruments

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

(PPL)

At June 30, 2009, PPL had credit exposure of $4.0 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $1.6 billion.  One of the counterparties accounted for 29% of this exposure, and no other individual counterparty accounted for more than 14% of the exposure.  Ten counterparties accounted for $1.3 billion, or 84%, of the total exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 97% of the top 10 exposure.  The one counterparty that is not rated investment grade has posted collateral as per the terms and conditions of the contract and is current on its obligations.

(PPL Energy Supply)

At June 30, 2009, PPL Energy Supply had credit exposure of $4.1 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL Energy Supply's credit exposure was reduced to $1.6 billion.  One of the counterparties accounted for 28% of this exposure, and no other individual counterparty accounted for more than 14% of the exposure.  Ten counterparties accounted for $1.3 billion, or 82%, of the total exposure.  These counterparties had an investment grade credit rating from S&P and accounted for 100% of the top 10 exposure.

Additionally, PPL Energy Supply has credit exposure to PPL Electric under the PLRcontracts.  This exposure is excluded from the exposure discussed above.  See Note 11 for additional information on the related-party credit exposure.

(PPL Electric)

At June 30, 2009, PPL Electric had no credit exposure as a result of its solicitations for the 2010 PLR supply.  There were nine successful bidders, all of which had an investment grade credit rating from S&P.  In the first competitive solicitation process, PPL EnergyPlus was awarded a significant portion of the solicitation.

PPL Electric has credit exposure to PPL Energy Supply under the current PLR contracts.  See Note 11 for additional information on the related party credit exposure.

14.	Derivative Instruments and Hedging Activities

Risk Management Objectives

(PPL, PPL Energy Supply and PPL Electric)

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Vice President-Risk Management, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, sensitivity analyses, and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

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

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in NDT funds and defined benefit plans; and
•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars.

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

PPL Electric is exposed to market risk from its obligation as the PLR to its customers.  It has mitigated that risk with the fixed-price PLR agreement with PPL EnergyPlus, which expires at the end of 2009, and by entering into fixed-price load-following supply agreements for its customers for 2010.

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

PPL Electric is exposed to credit risk from its load-following supply agreements for its customers in 2010.

The majority of the credit risk stems from PPL Energy Supply's and PPL Electric's commodity derivatives for multi-year contracts for energy sales and purchases.  If the counterparties fail to perform their obligations under such contracts and PPL and its subsidiaries could not replace the sales or purchases at the same prices as those under the defaulted contracts, PPL would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.

PPL and its subsidiaries have credit policies to manage their credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions, and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request the additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with financial instruments.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $221 million at June 30, 2009 and $22 million at December 31, 2008.

PPL Electric's obligation to return cash collateral to PPL Energy Supply under master netting arrangements was $79 million at June 30, 2009 and $300 million at December 31, 2008.  See Note 11 for additional information.

PPL and PPL Electric have not posted any cash collateral under master netting arrangements.  See Note 17 for additional information on deposits for trading purposes.

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

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  Many of these contracts have qualified for hedge accounting.  These contracts range in maturity through 2014.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications during the three and six months ended June 30, 2009 and 2008.

For the three months ended June 30, 2009 and 2008, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $39 million and insignificant.  For the six months ended June 30, 2009 and 2008, hedge ineffectiveness associated with energy derivatives was, after tax, a gain of $55 million and $2 million.

Additionally, during the past twelve months certain power and gas cash flow hedges failed hedge effectiveness testing.  Hedge accounting is not permitted for the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed was recorded to the income statement.  These transactions were not dedesignated as hedges, since prospective regression analysis demonstrates that these hedges are expected to be highly effective over their term.  During the second quarter of 2009, fewer power and gas cash flow hedges failed hedge effectiveness testing as compared to the previous three quarters.  Therefore, the previously recognized unrealized gains associated with these hedges were reversed.  For the three and six months ended June 30, 2009, after-tax losses of $160 million and $92 million were recognized in earnings.  No such amounts were recorded in 2008.

At June 30, 2009, the accumulated net unrealized after-tax gains on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $17 million for PPL and $16 million for PPL Energy Supply.

Economic Activity

PPL Energy Supply also uses derivative contracts to economically hedge the impact of market price fluctuations on its energy-related assets, liabilities and other contractual arrangements that do not receive hedge accounting treatment.  PPL Energy Supply refers to these transactions as economic activity.  The economic activity category includes energy derivative transactions that have previously qualified or could potentially qualify for hedge accounting; however, these transactions have either been disqualified from hedge accounting or management has not elected to designate them as accounting hedges.  This category also includes transactions entered into to optimize the economic value of PPL Energy Supply's generation assets or to hedge its wholesale or retail load obligations.  These contracts range in maturity through 2017.  Additionally, the ineffective portion of qualifying cash flow hedges, including the entire change in fair value for certain cash flow hedges that failed effectiveness testing during the current period as discussed in the preceding "Cash Flow Hedges" section, is also included when PPL Energy Supply reports its economic activity.

Examples of transactions represented in this category include certain purchase contracts used to supply full-requirement sales contracts; FTRs or basis swaps used to hedge basis risk associated with the sale of generation or supplying full-requirement sales contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail gas activities; hedges of the fair value of fuel inventory; and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since PPL Energy Supply owns the physical generating capacity, its price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.  PPL Energy Supply also purchases call options or sells put options to create a net purchase position to cover an overall short position in its non-trading portfolio.

The unrealized gains (losses) for this activity are reflected in the Statements of Income as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Revenues
Unregulated retail electric and gas	$1	$(1)	$2	$(1)
Wholesale energy marketing	(112)	(616)	240	(796)
Operating Expenses
Fuel	26	17	28	24
Energy purchases	(65)	604	(334)	863

The net unrealized gains (losses) recorded in "Wholesale energy marketing" for the three and six months ended June 30, 2009 resulted primarily from certain full-requirement sales contracts in which PPL Energy Supply did not elect NPNS and from hedge ineffectiveness as discussed in the "Cash Flow Hedges" section above.  The net unrealized gains (losses) recorded in "Energy purchases" for the three and six months ended June 30, 2009 resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment and from hedge ineffectiveness.  Since power prices have decreased significantly during the period, these fixed-price contracts have resulted in unrealized gains and losses.

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

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its baseload generation fleet, which includes 7,600 MW of generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty for the next three years; however, in certain instances, PPL Energy Supply will sell power and purchase fuel beyond this three-year period.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, of baseload generation based on current forecasted assumptions for 2009-2013.  These expected sales could be impacted by several factors, including plant availability.

2009 (a)	2010	2011	2012	2013 - 2014 (b)

27,687	51,869	51,705	52,859	104,949

(a)	Represents expected sales from July 1, 2009 to December 31, 2009.
(b)	Amount based on 2013 volumes with no assumed change for 2014.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed-price contracts and the related percentage of fuel that has been purchased or committed at June 30, 2009:

			Fuel Purchases % (c)
Year	Derivative Sales % (a)	Total Power Sales % (b)	Coal	Nuclear

2009 (d)	20% (e)	97%	100%	100%
2010	85%	98%	98%	100%
2011	72%	80%	81%	100%
2012	46%	53%	63%	100%
2013-2014	1%	7%	48%	100%

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

(c)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(d)	Represents the time period from July 1, 2009 to December 31, 2009.
(e)
The majority of PPL Energy Supply's baseload generation for 2009 is allocated to supplying the PLR contract with PPL Electric.  This contract is not a derivative contract.  The PLR contract expires on December 31, 2009.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related contracts and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at June 30, 2009:

Contract Type	2009 (a)	2010	2011	2012

Oil Swaps	270	420	408	180

(a)	Represents the time period from July 1, 2009 to December 31, 2009.

Optimization of Intermediate and Peaking Generation

In addition to its baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its intermediate and peaking fleet, which includes 4,402 MW of gas and oil-fired generation.  PPL Energy Supply uses both option and non-option contracts to support this strategy.  The following table presents the volumes of derivative contracts used in support of this strategy at June 30, 2009:

	Units	2009 (a)	2010

Net Power Sales:
Options (b)	GWh	59	260
Non-option contracts	GWh	1,870	510

Net Power/Fuel Purchases:
Options (b)	GWh	34
Non-option contracts	GWh	37
Non-option contracts	Bcf	15.0	5.4

(a)	Represents the time period from July 1, 2009 to December 31, 2009.
(b)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, renewable energy credits (RECs), and other ancillary products.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and therefore are excluded from the table below.  The following table presents the volumes of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at June 30, 2009:

	Units	2009 (a)	2010	2011	2012	2013 - 2019

Energy sales contracts (b)	GWh	(12,318)	(29,834)	(13,106)	(4,982)	(17,700)

Related energy supply contracts
Energy purchases	GWh	11,467	25,835	11,083	3,991	11,663
Volumetric hedges (c)	GWh	(36)	(261)	196
Volumetric hedges (c)	Bcf	(2.1)	(0.5)

Generation supply	GWh	403	3,870	2,001	2,173	12,257

(a)	Represents the time period from July 1, 2009 to December 31, 2009.
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

As noted above, PPL Energy Supply's marketing activities also include its retail gas portfolio.  PPL Energy Supply has sold a total of 5.1 Bcf of gas to retail customers through 2012, which has been hedged with 5.1 Bcf of gas purchases.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table presents the volumes of FTR and basis (sales)/purchase contracts at June 30, 2009:

Commodity	Units	2009 (a)	2010	2011	2012

FTRs	GWh	46,041	38,116	192
Power Basis Positions	GWh	(1,710)	(9,191)	(1,664)	(878)
Gas Basis Positions	Bcf	14.6	7.4	(0.6)	(1.5)

(a)	Represents the time period from July 1, 2009 to December 31, 2009.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts (in MW-months) at June 30, 2009:

	2009 (a)	2010	2011	2012	2013 - 2016	2017 - 2023

Capacity	(24,470)	(70,200)	(34,253)	(8,410)	11,898	(252)

(a)	Represents the time period from July 1, 2009 to December 31, 2009.

Proprietary Trading Activity

At June 30, 2009, PPL Energy Supply's proprietary trading positions, excluding FTRs, basis and capacity contracts, were not significant.

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

Cash Flow Hedges

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts that qualify as cash flow hedges to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts range in maturity through 2020 and had a notional value of $100 million at June 30, 2009.  For the three and six months ended June 30, 2009 and 2008, hedge ineffectiveness associated with these derivatives was not significant.  No contracts were outstanding at PPL Energy Supply at June 30, 2009.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  For the three and six months ended June 30, 2009 and 2008, hedge ineffectiveness was not significant.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  PPL had no such reclassification for the three months ended June 30, 2009, but reclassified a net after-tax gain of $2 million for the six months ended June 30, 2009.  PPL had no such classifications in 2008.  PPL Energy Supply had no such reclassifications in 2009 or 2008.

At June 30, 2009, the accumulated net unrealized after-tax gains on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $4 million for PPL and $3 million for PPL Energy Supply.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges

PPL and PPL Energy Supply are exposed to changes in the fair value of their domestic and international debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At June 30, 2009, PPL held contracts that range in maturity through 2047 and had a notional value of $850 million.  PPL Energy Supply did not hold any such contracts at June 30, 2009.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2009.  For the three and six months ended June 30, 2008, hedge ineffectiveness associated with interest rate derivatives was insignificant.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt issuances that no longer qualified as fair value hedges for the three and six months ended June 30, 2009 and 2008.

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

Cash Flow Hedges

PPL and PPL Energy Supply may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments denominated in foreign currencies; however, at June 30, 2009, there were no existing contracts of this nature.  Amounts previously classified in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications during the three and six months ended June 30, 2009 and 2008.

Fair Value Hedges

PPL and PPL Energy Supply enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at June 30, 2009, there were no existing contracts of this nature.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2009 and 2008.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and six months ended June 30, 2009 and 2008.

Net Investment Hedges

PPL and PPL Energy Supply may enter into foreign currency contracts to protect the value of a portion of their net investment in WPD.  The total notional amount of the contracts outstanding at June 30, 2009 was £55 million.  The settlement dates of these contracts range from September 2009 through June 2011.  At June 30, 2009, the fair value of these positions was a net asset of $17 million.  For the three months ended June 30, 2009 and 2008, PPL and PPL Energy Supply recognized net investment hedge losses, after tax, of $8 million and $1 million in the foreign currency translation adjustment component of OCI.  For the six months ended June 30, 2009 and 2008, PPL and PPL Energy Supply recognized net investment hedge gains (losses), after tax, of $(7) million and $1 million in the foreign currency translation adjustment component of OCI.  At June 30, 2009, $9 million of accumulated net investment hedge gains, after tax, were included in the foreign currency translation adjustment component of AOCI compared with $16 million of gains at December 31, 2008.  See Note 11 for additional information.

Economic Activity

PPL and PPL Energy Supply may enter into foreign currency contracts as an economic hedge of anticipated earnings valued in British pounds sterling.  At June 30, 2009, the total exposure hedged was £61 million and the net fair value of these positions was a net liability of $9 million.  These contracts have termination dates ranging from July 2009 to December 2009.  No similar hedging instruments were outstanding at December 31, 2008.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income (Expense) - net" on the Statements of Income.  For both the three and six months ended June 30, 2009, PPL and PPL Energy Supply recorded net losses of $11 million.  For the three and six months ended June 30, 2008, PPL and PPL Energy Supply recorded net losses of $1 million and $2 million.  See Note 11 for additional information.

Accounting and Reporting

(PPL, PPL Energy Supply and PPL Electric)

All derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they qualify for NPNS), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  See Note 13 for additional information on NPNS.

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

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheet at June 30, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate swaps	Price risk management assets - current	$7	Price risk management liabilities - current
	Price risk management assets - noncurrent	30	Price risk management liabilities - noncurrent
Cross-currency swaps contracts	Price risk management assets - current	1	Price risk management liabilities - current
	Price risk management assets - noncurrent	18	Price risk management liabilities - noncurrent	$5
Foreign exchange contracts	Price risk management assets - current	11	Price risk management liabilities - current
	Price risk management assets - noncurrent	7	Price risk management liabilities - noncurrent
Commodity contracts	Price risk management assets - current	393	Price risk management liabilities - current	233
	Price risk management assets - noncurrent	896	Price risk management liabilities - noncurrent	238
Total derivatives designated as hedging instruments		1,363		476

Derivatives not designated as hedging instruments (a)
Commodity contracts	Price risk management assets - current	1,554	Price risk management liabilities - current	1,526
	Price risk management assets - noncurrent	1,035	Price risk management liabilities - noncurrent	829
		2,589		2,355
Foreign exchange contracts	Price risk management assets - current		Price risk management liabilities - current	9
Total derivatives not designated as hedging instruments		2,589		2,364

Total derivatives		$3,952		$2,840

(a)	$254 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2009.

The after-tax balances of accumulated net unrealized gains (losses) (excluding net investment hedges) in AOCI were $308 million and $(21) million at June 30, 2009 and December 31, 2008.  The after-tax balances of accumulated net unrealized losses (excluding net investment hedges) in AOCI were $692 million and $192 million at June 30, 2008 and December 31, 2007.

The following table presents the pre-tax effect of derivative instruments recognized in income or OCI for the three months ended June 30, 2009:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item

Interest rate swaps	Interest expense	$(7)	Fixed rate debt	Interest expense	$17

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$24	Interest expense		Interest expense
Cross-currency swaps	(49)	Interest expense		Interest expense
		Other income (expense) - net	$(37)	Other income (expense) - net

Commodity contracts	124
		Wholesale energy marketing	(174)	Wholesale energy marketing	$68
		Fuel	(10)	Fuel
		Energy purchases	(126)	Energy purchases	(1)
Total commodity	124		(310)		67
Total	$99		$(347)		$67

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$(12)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other income (expense) - net	$(11)

Commodity contracts	Unregulated retail electric and gas	3
	Wholesale energy marketing	216
	Net energy trading margins (a)	9
	Fuel	13
	Energy purchases	(258)
Total		$(28)

(a)	Differs from statement of income due to intra-month transactions which PPL defines as spot activity.

The following table presents the pre-tax effect of derivative instruments recognized in income or OCI for the six months ended June 30, 2009:

Derivatives in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged Items in Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item

Interest rate swaps	Interest expense	$(5)	Fixed rate debt	Interest expense	$23

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swaps	$43	Interest expense	$(2)	Interest expense
		Other income (expense) - net	4	Other income (expense) - net
Cross-currency swaps	(39)	Interest expense	1	Interest expense
		Other income (expense) - net	(15)	Other income (expense) - net

Commodity contracts	400
		Wholesale energy marketing	(8)	Wholesale energy marketing	$98
		Fuel	(9)	Fuel
		Depreciation	1	Depreciation
		Energy purchases	(230)	Energy purchases	(4)
Total commodity	400		(246)		94
Total	$404		$(258)		$94

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$(11)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other income (expense) - net	$(11)

Commodity contracts	Unregulated retail electric and gas	6
	Wholesale energy marketing	500
	Net energy trading margins (a)	(4)
	Fuel	5
	Energy purchases	(642)
Total		$(146)

(a)	Differs from statement of income due to intra-month transactions which PPL defines as spot activity.

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheet at June 30, 2009:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Cross-currency swaps contracts	Price risk management assets - current	$1	Price risk management liabilities - current
	Price risk management assets - noncurrent	18	Price risk management liabilities - noncurrent	$5
Foreign exchange contracts	Price risk management assets - current	11	Price risk management liabilities - current
	Price risk management assets - noncurrent	7	Price risk management liabilities - noncurrent
Commodity contracts	Price risk management assets - current	393	Price risk management liabilities - current	233
	Price risk management assets - noncurrent	896	Price risk management liabilities - noncurrent	238
Total derivatives designated as hedging instruments		1,326		476

Derivatives not designated as hedging instruments (a)
Commodity contracts	Price risk management assets - current	1,554	Price risk management liabilities - current	1,526
	Price risk management assets - noncurrent	1,035	Price risk management liabilities - noncurrent	829
		2,589		2,355
Foreign exchange contracts	Price risk management assets - current		Price risk management liabilities - current	9
Total derivatives not designated as hedging instruments		2,589		2,364

Total derivatives		$3,915		$2,840

(a)	$254 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2009.

The after-tax balances of accumulated net unrealized gains (losses) (excluding net investment hedges) in AOCI were $293 million and $(12) million at June 30, 2009 and December 31, 2008.  The after-tax balances of accumulated net unrealized losses (excluding net investment hedges) in AOCI were $688 million and $188 million at June 30, 2008 and December 31, 2007.

The pre-tax effect of derivative instruments recognized in income or OCI for the three months ended June 30, 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cross-currency swaps	$(49)	Interest expense		Interest expense
		Other income (expense) - net	$(37)	Other income (expense) - net

Commodity contracts	124
		Wholesale energy marketing	(174)	Wholesale energy marketing	$68
		Fuel	(10)	Fuel
		Energy purchases	(126)	Energy purchases	(1)
Total commodity	124		(310)		67
Total	$75		$(347)		$67

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$(12)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other income (expense) - net	$(11)

Commodity contracts	Wholesale energy marketing	216
	Unregulated retail electric and gas	3
	Net energy trading margins (a)	9
	Fuel	13
	Energy purchases	(258)
Total		$(28)

(a)	Differs from statement of income due to intra-month transactions which PPL Energy Supply defines as spot activity.

The following table presents the pre-tax effect of derivative instruments recognized in income or OCI for the six months ended June 30, 2009:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Cross-currency swaps	$(39)	Interest expense	$1	Interest expense
		Other income (expense) - net	(15)	Other income (expense) - net

Commodity contracts	400
		Wholesale energy marketing	(8)	Wholesale energy marketing	$98
		Fuel	(9)	Fuel
		Depreciation	1	Depreciation
		Energy purchases	(230)	Energy purchases	(4)
Total commodity	400		(246)		94
Total	$361		$(260)		$94

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Foreign exchange contracts	$(11)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Foreign exchange contracts	Other income (expense) - net	$(11)

Commodity contracts	Wholesale energy marketing	500
	Unregulated retail electric and gas	6
	Net energy trading margins (a)	(4)
	Fuel	5
	Energy purchases	(642)
Total		$(146)

(a)	Differs from statement of income due to intra-month transactions which PPL Energy Supply defines as spot activity.

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

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each agreement, such as an International Swaps and Derivatives Association, Inc. contract.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at June 30, 2009 was $311 million for PPL and $309 million for PPL Energy Supply of which both had posted collateral of $255 million in the normal course of business.  At June 30, 2009, if the credit contingent provisions underlying these derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to post an additional $132 million and $130 million of collateral to their counterparties.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2008	$94	$669	$763
Effect of foreign currency exchange rates		33	33
Balance at June 30, 2009	$94	$702	$796

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2008	$389
Accretion expense	15
Revisions to estimates	1
Obligations settled	(11)
AROs at June 30, 2009	$394

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear station.  The accrued nuclear decommissioning obligation was $335 million and $322 million at June 30, 2009 and December 31, 2008.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  The aggregate fair value of these assets was $468 million and $446 million at June 30, 2009 and December 31, 2008.  See Notes 13 and 18 for additional information on the fair value of these assets.

17.	Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents by reporting entity and by type.

	June 30, 2009
	PPL	PPL Energy Supply	PPL Electric
Current:
Funds deposited with trustee to defease First Mortgage Bonds (a)	$1		$1
Deposits for trading purposes (b)	31	$31
Counterparty collateral	92	92
Client deposits	4
Miscellaneous	3	3
Total current	131	126	1
Noncurrent:
Required deposits of WPD (c)	14	14
Funds deposited with Trustee to defease First Mortgage Bonds (a)	13		13
Other	1		1
Total noncurrent	28	14	14
	$159	$140	$15

	December 31, 2008
	PPL	PPL Energy Supply	PPL Electric
Current:
Funds deposited with Trustee to defease First Mortgage Bonds (a)	$1		$1
Deposits for trading purposes (b)	301	$301
Counterparty collateral	12	12
Client deposits	4
Miscellaneous	2	2
Total current	320	315	1
Noncurrent:
Required deposits of WPD (c)	13	13
Funds deposited with Trustee to defease First Mortgage Bonds (a)	14		14
Total noncurrent	27	13	14
	$347	$328	$15

(a)	The carrying amount of related First Mortgage Bonds was $10 million at June 30, 2009 and December 31, 2008.
(b)
Represents margin posted by PPL Energy Supply in connection with trading activities.  The decrease from December 31, 2008 relates primarily to decreases in market prices and the realization of certain transactions.

(c)	Primarily consists of insurance reserves.

18.	Available-for-Sale Securities

(PPL and PPL Energy Supply)

The following table shows the amortized cost of available-for-sale securities and the gross unrealized gains and losses recorded in AOCI.  See Note 13 for information regarding the fair value of these securities.

	June 30, 2009			December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (a)
PPL
Short-term investments – municipal debt securities				$150
NDT funds:
Cash and cash equivalents	$5			7
Equity securities:
U.S. large-cap	171	$45		160	$22
U.S. mid/small-cap	65	19		60	9
Debt securities:
U.S. Treasury	55	4		67	10
U.S. government agency	11			13	1
Municipality	63	3	$(2)	59	2
Investment-grade corporate	26	2	(1)	31	2
Residential mortgage-backed securities	1			2
Other	1			1
	398	73	(3)	400	46
Auction rate securities	29		(11)	29		$(5)
Total PPL	$427	$73	$(14)	$579	$46	$(5)

PPL Energy Supply
Short-term investments – municipal debt securities				$150
NDT funds:
Cash and cash equivalents	$5			7
Equity securities:
U.S. large-cap	171	$45		160	$22
U.S. mid/small-cap	65	19		60	9
Debt securities:
U.S. Treasury	55	4		67	10
U.S. government agency	11			13	1
Municipality	63	3	$(2)	59	2
Investment-grade corporate	26	2	(1)	31	2
Residential mortgage-backed securities	1			2
Other	1			1
	398	73	(3)	400	46
Auction rate securities	24		(9)	24		$(5)
Total PPL Energy Supply	$422	$73	$(12)	$574	$46	$(5)

(a)	Prior to the adoption of FSP FAS 115-2 and FAS 124-2, there were no unrealized losses recorded in AOCI on debt securities in the NDT funds. See Note 2 for additional information.

The following table shows the gross unrealized losses not recognized in earnings and the related fair value of investments, aggregated by investment category and length of time that individual securities have been in an unrealized loss position as of June 30, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

PPL
NDT funds:
Debt securities:
Municipality	$(2)	$47			$(2)	$47
Investment-grade corporate			$(1)	$7	(1)	7
	(2)	47	(1)	7	(3)	54
Auction rate securities	(8)	11	(3)	7	(11)	18
Total	$(10)	$58	$(4)	$14	$(14)	$72

PPL Energy Supply
NDT funds:
Debt securities:
Municipality	$(2)	$47			$(2)	$47
Investment-grade corporate			$(1)	$7	(1)	7
	(2)	47	(1)	7	(3)	54
Auction rate securities	(6)	8	(3)	7	(9)	15
Total	$(8)	$55	$(4)	$14	$(12)	$69

At December 31, 2008, the fair value of PPL's and PPL Energy Supply's auction rate securities in an unrealized loss position for less than 12 months was $21 million and $19 million.  The unrealized losses on these auction rate securities were $5 million for PPL and PPL Energy Supply.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2009.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 5-10 Years	Maturity in Excess of 10 Years	Total

PPL
Amortized Cost	$4	$63	$47	$72	$186
Fair Value	5	65	48	63	181

PPL Energy Supply
Amortized Cost	$4	$63	$47	$67	$181
Fair Value	5	65	48	60	178

The following table shows proceeds from and realized gains (losses) on sales of available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
PPL
Proceeds from sales in NDT funds (a)	$54	$42	$141	$82
Other proceeds from sales	150	11	150	36
Gross realized gains (b)	6	2	13	6
Gross realized losses (b)	(3)	(2)	(13)	(7)

PPL Energy Supply
Proceeds from sales in NDT funds (a)	$54	$42	$141	$82
Other proceeds from sales	150	11	150	33
Gross realized gains (b)	6	2	13	6
Gross realized losses (b)	(3)	(2)	(13)	(7)

(a)	These proceeds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

NDT Funds

When the fair value of a security is less than amortized cost, PPL and PPL Energy Supply must make certain assertions to avoid recording an other-than-temporary impairment that requires a current period charge to earnings.  The NRC requires that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts.  As a result, PPL and PPL Energy Supply were unable to demonstrate the ability to hold an impaired security until it recovers its value; therefore, unrealized losses on debt securities through March 31, 2009, and unrealized losses on equity securities for all periods presented represented other-than-temporary impairments that required a current period charge to earnings.

As described in "New Accounting Standards Adopted - FSP FAS 115-2 and FAS 124-2" in Note 2, effective April 1, 2009, when PPL and PPL Energy Supply intend to sell a debt security or more likely than not will be required to sell a debt security before recovery, then the other-than-temporary impairment recognized in earnings will equal the entire difference between the security's amortized cost basis and its fair value.  However, if there is no intent to sell a debt security and it is not more likely than not that they will be required to sell the security before recovery, but the security has suffered a credit loss, the other-than-temporary impairment will be separated into the credit loss component, which is recognized in earnings, and the remainder of the other-than-temporary impairment, which is recorded in OCI.  Temporary impairments of debt securities and unrealized gains on both debt and equity securities are recorded to OCI.  There were no credit losses on debt securities held in the NDT funds at June 30, 2009.

Auction Rate Securities

At June 30, 2009 and December 31, 2008, the estimated fair value of the auction rate securities was $11 million and $5 million lower than par value for PPL and $9 million and $5 million lower than par value for PPL Energy Supply.  See Note 13 for additional information on these securities, including fair value.  Based upon the evaluation of available information, PPL and PPL Energy Supply believe these investments continue to be of high credit quality and they do not have significant exposure to realize losses on these securities.  PPL and PPL Energy Supply have no current plans to sell these securities until they can be liquidated at par value and do not anticipate having to sell these securities in order to fund operations or for any other purpose.  As such, the decline in fair value was deemed temporary due to general market conditions.  During the second quarter of 2009, PPL Energy Supply liquidated an insignificant amount of these securities at par.

Short-term Investments

In December 2008, the PEDFA issued $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B due 2038 (Series 2008 Bonds) on behalf of PPL Energy Supply.  PPL Investment Corp. acted as the initial purchaser of the Series 2008 Bonds upon issuance.  At December 31, 2008, these investments were reflected in "Short-term investments" on the Balance Sheet.  In April 2009, PPL Investment Corp. received $150 million for its investment in the Series 2008 bonds when they were refunded by the PEDFA.  See "Financing Activities" in Note 7 for more information on the refundings.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was insignificant.

19.	Leases

Lessor Transactions (PPL and PPL Energy Supply)

A PPL Energy Supply subsidiary is the lessor, for accounting purposes, of each of the Shoreham and Edgewood plants (collectively with related tolling agreements, the Long Island generation business).  In May 2009, PPL Generation signed a definitive agreement to sell the Long Island generation business.  The tolling agreements related to these plants, accounted for as containing leases, will be transferred to the new owner upon completion of the sale.  The lease related to the Shoreham plant is classified as a direct-financing lease.  Future minimum lease payments on this lease are estimated to be $16 million per year for 2009 through 2013.  The lease related to the Edgewood plant is classified as an operating lease.  Minimum future lease rentals are estimated to be $3 million per year for 2009 through 2013.  At December 31, 2008, total minimum future rentals under this lease were estimated to be $28 million.  PPL Energy Supply no longer expects to receive these payments subsequent to completion of the anticipated sale.  See Note 8 for additional information on the anticipated sale.

20.	New Accounting Standards Pending Adoption

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

SFAS 166

SFAS 166 was issued to revise the accounting for transfers of financial assets.  SFAS 166 eliminates the concept of a qualifying special-purpose entity (QSPE); therefore, QSPEs will be subject to consolidation guidance.  Further, SFAS 166 changes the requirements for the derecognition of financial assets, establishes new criteria for reporting the transfer of a portion of a financial asset as a sale and requires transferors to initially recognize, at fair value, assets obtained and liabilities incurred as a result of a transfer accounted for as a sale.  Additionally, SFAS 166 requires enhanced disclosures to improve the transparency around transfers of financial assets and a transferor's continuing involvement.

PPL and its subsidiaries will adopt SFAS 166 effective January 1, 2010.  Early adoption is prohibited.  SFAS 166 will be applied prospectively to new transfers of financial assets.  Disclosures will be required for all transfers, including those entered into before the effective date.  Comparative disclosures are encouraged, but not required, for periods in which these disclosures were not previously required.  The potential impact of adoption to the financial statements is not yet determinable but could be material.

SFAS 167

SFAS 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity (VIE) and is the primary beneficiary.  SFAS 167 prescribes a qualitative approach focused on identifying which entity has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE.  SFAS 167 requires ongoing assessments of whether an entity is the primary beneficiary of a VIE and requires enhanced disclosures to improve the transparency about an entity's involvement in a VIE.

Upon adoption of SFAS 167, all previous consolidation conclusions must be reconsidered.  Additionally, with the elimination of the QSPE concept in SFAS 166, QSPEs need to be evaluated for consolidation.  If the initial application of SFAS 167 results in consolidation of a VIE, the assets, liabilities, and noncontrolling interests of the VIE will be measured at their carrying amounts as if SFAS 167 had been applied from the point in time the entity became the primary beneficiary of the VIE (unless the fair value option is elected).  Any difference between the net amounts required to be recognized and the amount of any previously recognized interest will be reflected as a cumulative-effect adjustment to retained earnings.  If initial application of SFAS 167 results in deconsolidation of a VIE, any retained interest in the VIE will be measured at its carrying value as if SFAS 167 had been applied from the inception of the VIE.

PPL and its subsidiaries will adopt SFAS 167, prospectively, effective January 1, 2010. Early adoption is prohibited.  Comparative disclosures are not required for periods in which these disclosures were not previously required.  The potential impact of adoption to the financial statements is not yet determinable but could be material.

SFAS 168

SFAS 168 establishes the FASB Accounting Standards CodificationTM (ASC) as the primary source of authoritative GAAP, other than guidance issued by the SEC.  SFAS 168 eliminates the previous GAAP hierarchy of accounting and reporting guidance and replaces it with two levels of literature: authoritative and nonauthoritative.  The ASC does not change GAAP; rather, it organizes GAAP pronouncements in a consistent manner by accounting topic.  PPL and its subsidiaries will adopt SFAS 168 beginning with the period ended September 30, 2009, and will update references to accounting and reporting standards to reflect the nomenclature presented in the ASC.  The implementation of SFAS 168 will not have a material impact on PPL and its subsidiaries' financial statements.

21.	Subsequent Events

(PPL, PPL Energy Supply and PPL Electric)

Subsequent events have been evaluated through the time of issuance of these financial statements on August 4, 2009, and are included in the relevant note disclosures.

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

Market Events

The recent conditions in the financial markets have been disruptive to the processes of managing credit risk, responding to liquidity needs, measuring derivatives and other financial instruments at fair value, and managing market price risk.  Bank credit capacity has been reduced and the cost of renewing or establishing new credit facilities has increased significantly, thereby making less certain businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Commodity Price Risk

The volatility of wholesale energy prices due to recent conditions in the financial and commodity markets significantly impacted PPL's earnings in 2009.  See "Statement of Income Analysis - Domestic Gross Energy Margins - Domestic Gross Energy Margins By Region" for further discussion.

Credit Risk

Credit risk is the risk that PPL would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures to limit counterparty credit risk.  The recent conditions in the financial and commodity markets have generally increased PPL's exposure to credit risk.  See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2008 Form 10-K for more information on credit risk.

Liquidity Risk

Despite the recent conditions in the financial and capital markets, external financing activities by domestic electric utilities are being completed, albeit at higher-than-historical interest rates.  PPL expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, credit facilities and, from time to time, through the issuance of capital market securities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

The recent conditions in the financial markets have generally made it difficult to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL transacts, concluding that all of these markets were active at June 30, 2009, with the exception of the market for auction rate securities.  See Notes 13 and 18 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Securities Price Risk

Declines in the market price of debt and equity securities result in unrealized losses that reduce the asset values of PPL's investments in its NDT funds and defined benefit plans.  Both the pension plan and the NDT funds had positive returns in the second quarter of 2009, thereby recovering a portion of the negative returns incurred in 2008 and the first quarter of 2009.  PPL actively monitors the performance of the investments held in its NDT funds and periodically reviews the funds' investment allocations.  See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - NDT Funds - Securities Price Risk" for additional information on securities price risk.

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

Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for smart grid and other efficiency-related programs, and has initiated a process for that purpose.  The Commonwealth of Pennsylvania is accepting applications for funding of certain energy projects including solar projects.  As discussed in Note 8 to the Financial Statements, PPL has reconsidered its Holtwood expansion project in view of the tax incentives and potential loan guarantees for renewable energy projects contained in the Economic Stimulus Package.  PPL has filed DOE loan guarantee applications for the Holtwood expansion project and for the Rainbow redevelopment project.  In addition, in July 2009, PPL Electric proposed to the DOE a $38 million project that would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  PPL Electric is requesting a DOE grant to provide half of the funding for this pilot program.  PPL and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL's possible expansion plans, transmission projects and other business-related activities.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2008 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2009, with the same periods in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income (loss) attributable to PPL and the related EPS were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss) attributable to PPL	$(7)	$190	$234	$450
EPS - basic	$(0.02)	$0.50	$0.62	$1.20
EPS - diluted	$(0.02)	$0.50	$0.62	$1.19

The changes in net income (loss) attributable to PPL from period to period were, in part, due to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income (loss) attributable to PPL by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Supply	$(86)	$97	$19	$199
International Delivery	62	62	149	160
Pennsylvania Delivery	17	31	66	91
Total	$(7)	$190	$234	$450

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In May 2009, PPL announced its intention to sell its Long Island generation business, and in July 2009, announced its intention to sell the majority of its Maine hydroelectric generation business.  PPL expects the sales to close in 2009.  See Note 8 to the Financial Statements for additional information.

In 2009 and 2008, the Supply segment results reflect the reclassification of the revenues and expenses of the Long Island generation business and the majority of its Maine hydroelectric generation business to Discontinued Operations.

Supply segment net income (loss) attributable to PPL was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Energy revenues
External (a)	$686	$(97)	$1,872	$182
Intersegment	411	428	908	917
Energy-related businesses	97	121	189	228
Total operating revenues	1,194	452	2,969	1,327
Fuel and energy purchases
External (a)	835	(150)	2,014	107
Intersegment	20	30	40	58
Other operation and maintenance	225	205	457	431
Depreciation	57	49	107	92
Taxes, other than income	8	7	15	9
Energy-related businesses	94	117	182	221
Total operating expenses	1,239	258	2,815	918
Other Income (Expense) - net	6	9	35	12
Other-Than-Temporary Impairments	1	7	18	10
Interest Expense	50	48	97	89
Income Taxes	(36)	55	26	131
Income (Loss) from discontinued operations	(32)	5	(29)	9
Noncontrolling Interest		1		1
Net Income (Loss) Attributable to PPL	$(86)	$97	$19	$199

(a)	Includes unrealized gains and losses from economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 for additional information.

The after-tax changes in net income (loss) attributable to PPL between these periods were due to the following factors.

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Domestic gross energy margins	$(34)	$(37)
Other operation and maintenance	(11)	4
Depreciation	(5)	(9)
Taxes, other than income	(1)	(4)
Other income (expense) - net	(6)	5
Interest expense	(2)	(5)
Income taxes and other	(3)	(5)
Special items	(121)	(129)
	$(183)	$(180)

•	See "Domestic Gross Energy Margins" for further discussion.

•
Higher other operation and maintenance for the three months ended June 30, 2009, compared with the same period in 2008, primarily due to higher outage costs at the Susquehanna nuclear plant as a result of the timing of the 2009 refueling outage, partially offset by lower outage costs at the Eastern and Western U.S. fossil/hydroelectric stations.

•
Higher depreciation for the six months ended June 30, 2009, compared with the same period in 2008, primarily due to the Montour scrubbers and Susquehanna generation uprate projects that were placed in-service in the second quarter of 2008 and the Brunner Island scrubber placed in-service in the second quarter of 2009.

•	Lower other income (expense) - net for the three months ended June 30, 2009, compared with the same period in 2008, primarily due to lower interest income.

The following after-tax amounts, which management considers special items, impacted the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized gains (losses) from energy-related economic activity (Note 14)	$(88)	$4	$(38)	$54
Adjustments - NDT investments (a)	2	(4)	(1)	(4)
Impairments and other impacts - emission allowances (Note 13)			(15)
Impairments - assets held for sale and other (Note 13)	(34)		(36)
Workforce reduction charge (Note 6)			(6)
Off-site remediation of ash basin leak (Note 10)		1		1
Montana basin seepage litigation (Note 10)				(5)
Synthetic fuel tax adjustment (Note 10)				(13)
Total	$(120)	$1	$(96)	$33

(a)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.

Earnings Outlook

Excluding special items, PPL projects higher earnings for its Supply segment in 2009 compared with 2008, driven by higher energy margins as a result of higher expected baseload generation and margins from marketing and trading activities, despite higher expected coal expense, partially offset by higher expected operation and maintenance expenses and depreciation.

In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business.  The transaction is expected to result in an after-tax gain in the range of $26 million to $35 million ($0.07 to $0.09 per share, basic and diluted), including the contingent consideration that would be realized upon completion of the anticipated sale of PPL Maine's three other hydroelectric facilities.  This gain will be classified as a special item, and due to the contingent consideration, a portion may be recorded beyond 2009 or ultimately may not be realized.  See Note 8 to the Financial Statements for additional information.

International Delivery Segment

The International Delivery segment consists primarily of the electricity distribution operations in the U.K.  In the first quarter of 2008, the International Delivery segment recognized income tax benefits and miscellaneous expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  See Note 8 to the Financial Statements for additional information.  International Delivery segment net income attributable to PPL was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Utility revenues	$155	$211	$331	$452
Energy-related businesses	8	9	15	18
Total operating revenues	163	220	346	470
Other operation and maintenance	31	50	65	96
Depreciation	27	35	53	71
Taxes, other than income	13	17	26	34
Energy-related businesses	4	3	7	6
Total operating expenses	75	105	151	207
Other Income (Expense) - net	(13)	1	(11)	4
Interest Expense	18	34	31	72
Income Taxes	(5)	20	4	40
Income from Discontinued Operations				5
Net Income Attributable to PPL	$62	$62	$149	$160

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	June 30, 2009 vs. June 30, 2008
	Three Months Ended		Six Months Ended
U.K.
Delivery margins		$(2)
Other operating expenses		6	$10
Interest expense		6	21
Income taxes		22	31
Foreign currency exchange rates		(25)	(60)
Hyder liquidation distributions		(1)	(3)
Other		(3)	(2)
U.S. Income taxes		4	6
Discontinued operations (Note 8)			(5)
Other		(1)
Special items		(6)	(9)
	$		$(11)

•
Lower other operating expenses for both periods primarily due to lower pension costs resulting from an increase in the discount rate and lower WPD meter operator expenses due to the transfer of that activity to a third party.

•	Lower interest expense for both periods on the index-linked senior unsecured notes primarily due to lower inflation rates.

•
Lower U.K. income taxes for both periods primarily due to changes in uncertain tax positions, partially offset by tax return adjustments in 2008.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign currency exchange rates negatively impacted U.K. earnings for both periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.46 for the three and six months ended June 30, 2009, versus approximately $1.98 for the same periods in 2008.

The following after-tax amounts, which management considers special items, impacted the International Delivery segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized losses from foreign currency economic activity (Note 14)	$(6)		$(6)
Asset impairments			(1)
Workforce reduction charge (Note 6)			(2)
Total	$(6)		$(9)

Earnings Outlook

Excluding special items, PPL projects lower earnings for its International Delivery segment in 2009 compared with 2008, primarily as a result of less favorable foreign currency exchange rates.  See Note 10 to the Financial Statements for information on the potential impact of the Ofgem's five-year pricing review and its potential impact on WPD's revenues and earnings for 2010 and beyond.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment for both 2009 and 2008 includes the regulated electric delivery operations of PPL Electric.  The Pennsylvania Delivery segment results in 2008 also include the revenues and expenses of PPL's natural gas distribution and propane businesses, which are classified as Discontinued Operations.  In October 2008, PPL sold its natural gas distribution and propane businesses.  See Note 8 to the Financial Statements for additional information.

Pennsylvania Delivery segment net income attributable to PPL was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues
External	$727	$770	$1,617	$1,650
Intersegment	20	30	40	58
Total operating revenues	747	800	1,657	1,708
Fuel and energy purchases
External	31	44	63	85
Intersegment	411	428	908	917
Other operation and maintenance	98	103	204	207
Amortization of recoverable transition costs	70	68	154	144
Depreciation	30	33	63	65
Taxes, other than income	46	48	98	104
Total operating expenses	686	724	1,490	1,522
Other Income (Expense) - net	1	3	5	8
Interest Expense	31	26	60	55
Income Taxes	10	19	37	49
Income from Discontinued Operations		1		10
Noncontrolling Interests	4	4	9	9
Net Income Attributable to PPL	$17	$31	$66	$91

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(11)	$(10)
Other operation and maintenance	3	10
Interest expense	(6)	(9)
Discontinued operations, net of special item (Note 8)	(2)	(11)
Income taxes and other	1
Special items	1	(5)
	$(14)	$(25)

•
Lower delivery revenues for both periods were primarily due to economic conditions including industrial customers scaling back on production, and a true-up of the FERC formula-based transmission revenues recorded in the three months ended June 30, 2009.  See Note 2 to the Financial Statements for additional information on the true-up.  In addition, during the second quarter of 2009, weather had an unfavorable impact on sales volumes.

•
Lower other operation and maintenance expense for the six months ended June 30, 2009, compared with the same period in 2008, primarily due to decreased contractor expenses in 2009 and higher storm costs in 2008, net of insurance recoveries.

•	Higher interest expense for both periods, primarily due to $400 million of debt issuances in 2008 that prefund a portion of 2009 debt maturities.

The following after-tax amounts, which management considers special items, also had an impact on the Pennsylvania Delivery segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Sale of gas and propane businesses		$(1)		$(1)
Asset impairments			$(1)
Workforce reduction charge (Note 6)			(5)
Total		$(1)	$(6)	$(1)

Earnings Outlook

Excluding special items, PPL projects lower earnings in its Pennsylvania Delivery segment in 2009 compared with 2008, primarily due to higher financing costs, lower electricity delivery revenues, higher operation and maintenance expenses, and the divestiture of its natural gas distribution and propane businesses.

See Note 10 to the Financial Statements for a discussion of items that could impact earnings beyond 2009, including the PUC-approved plan to procure default electricity supply for 2010 through May 2013, Pennsylvania legislative updates and other regulatory activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Income (a)	$104	$385	$516	$858
Adjustments:
Energy-related businesses, net (b)	(7)	(10)	(15)	(19)
Other operation and maintenance (a)	354	358	726	734
Amortization of recoverable transition costs (a)	70	68	154	144
Depreciation (a)	114	117	223	228
Taxes, other than income (a)	67	72	139	147
Revenue adjustments (c)	(337)	92	(1,226)	(324)
Expense adjustments (c)	24	(635)	267	(920)
Domestic gross energy margins	$389	$447	$784	$848

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended June 30,
	2009	2008	Change
Revenue
Utility (a)	$881	$981	$(100)
Unregulated retail electric and gas (a)	32	33	(1)
Wholesale energy marketing (a)	648	(182)	830
Net energy trading margins (a)	7	52	(45)
Revenue adjustments (b)
WPD utility revenue	(155)	(211)	56
Domestic delivery component of utility revenue	(293)	(310)	17
Other utility revenue	(7)	(14)	7
Unrealized gains from economic hedge activity (c)	111	617	(506)
Margins from Supply segment discontinued operations	7	10	(3)
Total revenue adjustments	(337)	92	(429)
	1,231	976	255
Expense
Fuel (a)	186	189	(3)
Energy purchases (a)	680	(295)	975
Expense adjustments (b)
Unrealized gains (losses) from economic hedge activity (c)	(39)	621	(660)
Domestic electric ancillaries (e)	(11)	(14)	3
Gross receipts tax (f)	26	27	(1)
Other		1	(1)
Total expense adjustments	(24)	635	(659)
	842	529	313
Domestic gross energy margins	$389	$447	$(58)

	Six Months Ended June 30,
	2009	2008	Change
Revenue
Utility (a)	$1,946	$2,101	$(155)
Unregulated retail electric and gas (a)	74	67	7
Wholesale energy marketing (a)	1,805	66	1,739
Net energy trading margins (a)	(5)	50	(55)
Revenue adjustments (b)
WPD utility revenue	(331)	(452)	121
Domestic delivery component of utility revenue	(647)	(664)	17
Other utility revenue	(21)	(26)	5
Unrealized gains (losses) from economic hedge activity (c)	(242)	797	(1,039)
Gains from sale of emission allowances (d)		1	(1)
Margins from Supply segment discontinued operations	15	20	(5)
Total revenue adjustments	(1,226)	(324)	(902)
	2,594	1,960	634
Expense
Fuel (a)	444	429	15
Energy purchases (a)	1,633	(237)	1,870
Expense adjustments (b)
Unrealized gains (losses) from economic hedge activity (c)	(306)	887	(1,193)
Domestic electric ancillaries (e)	(23)	(26)	3
Gross receipts tax (f)	57	57
Other	5	2	3
Total expense adjustments	(267)	920	(1,187)
	1,810	1,112	698
Domestic gross energy margins	$784	$848	$(64)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)	Included in "Energy purchases" on the Statements of Income.
(f)	Included in "Taxes, other than income" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's various strategies to maximize the value of its wholesale energy portfolio.  The most significant of these strategies include the sales of baseload generation and optimization of intermediate and peaking generation, both of which are considered asset-related margins, and marketing and proprietary trading activities.  PPL also manages these activities on a geographic basis that is aligned with its generation assets.

	Three Months Ended June 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$310	$306	$4
Western U.S.	77	68	9
Marketing and trading margins:
Eastern U.S.	2	73	(71)
Western U.S.
Domestic gross energy margins	$389	$447	$(58)

	Six Months Ended June 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$607	$620	$(13)
Western U.S.	160	140	20
Marketing and trading margins:
Eastern U.S.	17	98	(81)
Western U.S.		(10)	10
Domestic gross energy margins	$784	$848	$(64)

Eastern U.S.

Eastern U.S. asset-related margins were $4 million higher and $13 million lower during the three and six months ended June 30, 2009, compared with the same periods in 2008.  The increase during the three months ended June 30, 2009 was primarily due to gains resulting from the settlement of economic positions related to portfolio rebalancing and optimization strategies, higher capacity revenue and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.  Partially offsetting these higher margins was lower baseload generation of 9% and higher average baseload generation fuel prices of 12%, primarily due to higher coal prices.  The decrease during the six months ended June 30, 2009 was primarily due to lower baseload generation of 5% and higher average baseload generation fuel prices of 8%, primarily due to higher coal prices.  This decrease was partially offset by gains resulting from the settlement of economic positions related to portfolio rebalancing and optimization strategies, higher capacity revenue and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.

Eastern U.S. marketing and trading margins were $71 million and $81 million lower during the three and six months ended June 30, 2009, compared with the same periods in 2008.  The decrease for both periods was primarily due to lower FTR results, primarily due to lower congestion prices as a result of lower electricity prices, and lower margins on full-requirement sales contracts, primarily due to mild weather and the economic downturn.  Partially offsetting these decreases were increased margins in the power, gas, and oil trading positions.

Western U.S.

Western U.S. asset-related margins were $9 million and $20 million higher during the three and six months ended June 30, 2009, compared with the same periods in 2008.  The increase for both periods was primarily due to higher wholesale volumes of 18% and increased generation from the hydroelectric units of 18%.

Western U.S. marketing and trading margins were $10 million higher during the six months ended June 30, 2009, compared with the same period in 2008, consisting of $5 million of both higher realized trading margins and unrealized trading margins.

Utility Revenues

The decreases in utility revenues were attributable to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR	$(17)	$(8)
Delivery	(28)	(28)
Other	1	2
U.K.:
Electric delivery revenue	(3)	(4)
Foreign currency exchange rates	(53)	(117)
	$(100)	$(155)

Domestic utility revenues for both periods were negatively impacted by economic conditions including industrial customers scaling back on production, and a true-up of the FERC formula-based transmission revenues.  See Note 2 to the Financial Statements for additional information on the true-up.  In addition, during the second quarter of 2009, weather had an unfavorable impact on sales volumes.  Lower U.K. electric delivery revenue for both periods was partially due to the transfer of meter operator activity to a third party in July 2008.

Energy-related Businesses

Energy-related businesses contributed $3 million less to operating income for the three months ended June 30, 2009, compared with the same period in 2008.  The decrease was primarily attributable to:

•	$2 million less from WPD's energy-related businesses, primarily due to changes in foreign currency exchange rates; and
•	$2 million less from domestic energy-related businesses, primarily due to a decline in construction activity caused by the slowdown in the economy.

Energy-related businesses contributed $4 million less to operating income for the six months ended June 30, 2009, compared with the same period in 2008.  Contributions from WPD-related businesses decreased by $4 million, primarily related to changes in foreign currency exchange rates.

Other Operation and Maintenance

The decreases in other operation and maintenance expenses were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Impairment of emission allowances (Note 13)		$30
Workforce reduction charge (Note 6)		22
Defined benefit costs - Domestic	$5	10
Outage costs at Susquehanna nuclear station	27	4
Outage costs at Eastern and Western U.S. fossil/hydroelectric stations	(6)	(2)
Contractor expenses		(2)
Storm costs		(4)
Stock-based compensation		(4)
Defined benefit costs - U.K.	(2)	(5)
WPD meter operator expenses (a)	(3)	(6)
Montana basin seepage litigation (Note 10)	(1)	(8)
Uncollectible accounts	(5)	(11)
U.K. foreign currency exchange rates	(9)	(17)
Other - Domestic	(9)	(12)
Other - U.K.	(1)	(3)
	$(4)	$(8)

(a)	In July 2008, WPD transferred its meter operator services to a third party.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $2 million and $10 million for the three and six months ended June 30, 2009, compared with the same periods in 2008.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Depreciation

The decreases in depreciation expense were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Additions to generation PP&E (a)	$7	$13
U.K. foreign currency exchange rates	(9)	(18)
Domestic delivery	(3)	(2)
Other	2	2
	$(3)	$(5)

(a)
Attributable to the completion of the Susquehanna generation uprate and the Montour scrubber projects in the second quarter of 2008 and the Brunner Island Unit 3 scrubber in the second quarter of 2009.

Taxes, Other Than Income

The decreases in taxes, other than income were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Property tax expense (a)	$(1)	$6
Pennsylvania gross receipts tax	(2)	(5)
U.K. foreign currency exchange rates	(5)	(9)
Other	3
	$(5)	$(8)

(a)	The increase for the six months ended June 30, 2009 is primarily due to a $7 million property tax credit recorded by PPL Montana in the six months ended June 30, 2008.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details of other income.

Other-Than-Temporary Impairments

See Note 18 to the Financial Statements for details of other-than-temporary impairments.

Interest Expense

The decreases in interest expense were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Long-term debt interest expense		$8
Short-term debt interest expense	$4	8
Capitalized interest	3	4
U.K. foreign currency exchange rates	(6)	(11)
Hedging activities	(5)	(14)
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(6)	(25)
Other	1	2
	$(9)	$(28)

Income Taxes

The decreases in income taxes were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Foreign tax return adjustments	$18	$18
Nonconventional fuel and other tax credits	(1)	(14)
Tax reserve adjustments	(35)	(31)
Lower pre-tax book income	(109)	(126)
Other	2
	$(125)	$(153)

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the anticipated sales of PPL's Long Island generation business and the majority of its Maine hydroelectric generation business, PPL's Latin American businesses that were dissolved in 2008 and PPL's natural gas distribution and propane businesses that were sold in 2008.

Financial Condition

Liquidity and Capital Resources

PPL continues to focus on maintaining a strong credit profile and liquidity position during the disruptive conditions in the financial markets and historically difficult bank and capital market conditions.  PPL expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, its credit facilities and, as necessary, the issuance of capital market securities.

PPL had the following at:

	June 30, 2009	December 31, 2008

Cash and cash equivalents	$973	$1,100
Short-term investments (a)		150
	$973	$1,250
Short-term debt	$611	$679

(a)
Represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See "Financing Activities" below for further discussion.

The $127 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	$524 million of capital expenditures;
•	the payment of $430 million to retire $460 million aggregate principal amount of long-term debt;
•	the payment of $256 million of common stock dividends;
•	a net decrease in short-term debt of $77 million (excluding the impact of U.K. foreign currency exchange rates);
•	$40 million in net expenditures for intangible assets;
•	$568 million of cash provided by operating activities;
•	proceeds of $298 million from the issuance of long-term debt;
•	a decrease of $189 million in restricted cash and cash equivalents; and
•	proceeds of $150 million from the sale of short-term investments.

Auction Rate Securities

PPL's investment in auction rate securities continues to be impacted by auction failures and the resulting illiquidity in 2009. PPL held auction rate securities with an aggregate par value of $29 million at June 30, 2009 and December 31, 2008.  PPL concluded that the fair value of its auction rate securities was $18 million at June 30, 2009 and $24 million at December 31, 2008, a temporary decline of $11 million and $5 million from par value.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  PPL believes it will not be required to sell these securities, including to fund operations, and does not intend to sell these securities until they can be liquidated at par value.  Therefore, PPL believes it does not have significant exposure to realize losses on these securities, and none of the decline in fair value is attributable to credit loss and therefore is deemed temporary due to general market conditions and has not been recognized in earnings.  During the second quarter of 2009, PPL liquidated an insignificant amount of these securities at par.  See Notes 13 and 18 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At June 30, 2009, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,110		$285		$826		$2,999
PPL Electric Credit Facilities (b)		340				1		339
Total Domestic Credit Facilities (c)		$4,450		$285		$827		$3,338

WPDH Limited Credit Facility	₤	150	₤	145		n/a	₤	5
WPD (South West) Credit Facilities (d)		153		65	₤	3		85
Total WPD Credit Facilities (e)	₤	303	₤	210	₤	3	₤	90

(a)
In March 2009, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date from March 2009 to March 2010 and reducing the capacity from $300 million to $200 million.

PPL Energy Supply currently plans to renew its $385 million 364-day syndicated credit facility that expires in September 2009.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program.  At June 30, 2009, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.  In July 2009, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2010.

(c)	The commitments under PPL's domestic credit facilities are provided by a diverse bank group consisting of 23 banks, with no one bank providing more than 14% of the total committed capacity.
(d)
In July 2009, WPD (South West) terminated its £150 million five-year syndicated credit facility, which was to expire in October 2009, and replaced it with a new £210 million three-year syndicated credit facility expiring in July 2012.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot cause the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.  The new facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its regulatory asset base, in each case calculated in accordance with the credit facility.

(e)	At June 30, 2009, the unused capacity of WPD's committed credit facilities was approximately $145 million.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

As discussed below under "Rating Agency Decisions," S&P lowered its rating on PPL Energy Supply's commercial paper to A-3 from A-2 in January 2009.  Since PPL Energy Supply did not expect to need to issue any commercial paper during 2009 and there is essentially no liquidity in commercial paper markets for paper with an A-3 rating, PPL Energy Supply closed its commercial paper program in January 2009 and requested that Moody's, S&P and Fitch each withdraw their ratings on its commercial paper program, which each rating agency subsequently did.

Market conditions to issue commercial paper with ratings of P-2, A-2 and F-2 by Moody's, S&P and Fitch have improved since 2008.  However, they continue to be impacted by the volatility experienced in the broader financial markets.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during 2009, but it may do so from time to time to facilitate short-term cash flow needs.

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

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued by the PEDFA in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.  The refundings of the bonds were effected by the ultimate distribution of $231 million by the PEDFA to the bond holders, including PPL Investment Corp.  As a result of the refundings of the bonds, PPL Investment Corp. received proceeds of $150 million, which is reflected as a cash flow from investing activities on the Statement of Cash Flows for PPL and PPL Energy Supply for the six months ended June 30, 2009.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bore interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bear interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds are in a weekly interest rate mode, bearing interest at 0.30% at June 30, 2009.

In connection with the issuance of each series of bonds by the PEDFA, PPL Energy Supply entered into separate loan agreements with the PEDFA pursuant to which the PEDFA loaned to PPL Energy Supply the proceeds of the Series 2009A, Series 2009B and Series 2009C bonds on payment terms that correspond to those of the bonds.  PPL Energy Supply issued separate promissory notes to the PEDFA to evidence its obligations under each of the loan agreements.  These loan agreements and promissory notes replaced those associated with the refunded 2007 and 2008 PEDFA bonds in a non-cash transaction that is excluded from the Statement of Cash Flows.

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

PPL Energy Supply elected to change the interest rate mode on the Series 2009A bonds to a commercial paper rate mode upon expiration of the initial rate period.  As such, in July 2009, the Series 2009A bonds were remarketed in a commercial paper rate mode and bear interest at 0.90% through December 9, 2009, at which time the bonds will be remarketed based upon an interest rate mode elected by PPL Energy Supply.  In connection with this change, the letter of credit supporting the Series 2009A bonds was modified accordingly.

In May 2009, PPL Electric issued $300 million of 6.25% First Mortgage Bonds due 2039 (6.25% Bonds).  The 6.25% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $296 million, net of a discount and underwriting fees, from the issuance of the 6.25% Bonds.  Approximately $86 million of the proceeds will be used to partially fund the repayment at maturity of $486 million outstanding aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1/4% Series, due August 2009.  The balance of such repayment will be funded from the issuance in October 2008 of $400 million of 7.125% Senior Secured Bonds due 2013.  The balance of the proceeds from the issuance of the 6.25% Bonds is being used for general corporate purposes, including capital expenditures.

In June 2009, PPL Electric repaid its $9 million obligation under a Variable Rate Pollution Control Facilities Note in connection with the early redemption in full of the underlying pollution control revenue bonds that were issued by the Indiana County Industrial Development Authority and due in June 2027.

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

In May 2009, Moody's completed a review of PPL, PPL Energy Supply and PPL Electric.  As a result of that review, Moody's revised its outlook for PPL, PPL Capital Funding, and PPL Electric to negative from stable.  At the same time, Moody's affirmed the Baa2 senior unsecured rating and stable outlook of PPL Energy Supply.  Moody's stated in its press release that the revision in the outlook for PPL Electric reflects Moody's expectation that PPL Electric's financial metrics will deteriorate beyond 2009 and considers the potential for additional pressure on cash flows.  Moody's also stated that the revision in the outlook for PPL and PPL Capital Funding reflects the increasing support for corporate earnings and cash flow anticipated from PPL Energy Supply and the subordinate position of the unsecured lenders at these entities relative to the unsecured lenders at the subsidiary levels.

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency trades, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2009.  At June 30, 2009, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL would have been required to post an additional $305 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections at June 30, 2009.

	Projected
	2009	2010	2011	2012	2013
Construction expenditures (a)
Generating facilities	$345	$610	$628	$483	$428
Transmission and distribution facilities	524	974	1,078	943	992
Environmental	210	68	98	114	6
Other	69	82	51	52	50
Total Construction Expenditures	1,148	1,734	1,855	1,592	1,476
Nuclear fuel	151	161	178	181	184
Total Capital Expenditures	$1,299	$1,895	$2,033	$1,773	$1,660

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $291 million for the 2009-2013 period.

PPL's capital expenditure projections for the years 2009-2013 total $8.7 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL's 2008 Form 10-K, primarily due to PPL's April 2009 announcement that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2008 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at June 30, 2009 and December 31, 2008 was a net asset of $7 million and a net liability of $52 million.

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

The following table sets forth changes in the net fair value of PPL's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$728	$(268)	$402	$(305)
Contracts realized or otherwise settled during the period	102	(104)	201	(67)
Fair value of new contracts entered into during the period	133	70	55	170
Changes in fair value attributable to changes in valuation techniques (a)				55
Other changes in fair value	102	(752)	407	(907)
Fair value of contracts outstanding at the end of the period	$1,065	$(1,054)	$1,065	$(1,054)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at June 30, 2009 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$4				$4
Prices based on significant other observable inputs	97	$631	$191		919
Prices based on significant unobservable inputs	2	15	38	$87	142
Fair value of contracts outstanding at the end of the period	$103	$646	$229	$87	$1,065

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

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL's trading commodity derivative contracts.  See Note 13 to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$(37)	$22	$(75)	$16
Contracts realized or otherwise settled during the period		(31)	33	(31)
Fair value of new contracts entered into during the period	9	31	35	23
Other changes in fair value	15	(6)	(6)	8
Fair value of contracts outstanding at the end of the period	$(13)	$16	$(13)	$16

PPL will reverse unrealized losses of approximately $1 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL's trading commodity derivative contracts at June 30, 2009 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year		Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments		$1	$1			$2
Prices based on significant other observable inputs		(1)	(12)	$(1)	$2	(12)
Prices based on significant unobservable inputs			(2)		(1)	(3)
Fair value of contracts outstanding at the end of the period	$		$(13)	$(1)	$1	$(13)

VaR Models

PPL utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  On June 30, 2009 and December 31, 2008, the VaR for PPL's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008

95% Confidence Level, Five-Day Holding Period
Period End	$4	$3	$9	$10
Average for the Period	2	10	11	14
High	4	22	13	20
Low	1	3	9	9

The trading portfolio includes all speculative positions, regardless of delivery period.  All positions not considered speculative are considered non-trading.  PPL's non-trading portfolio includes PPL's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of liquid spot and forward markets.  The fair value of the FTR positions at June 30, 2009 was an unrealized loss of $3 million, as follows:

	2009		2010	2011

Trading (a)		$1
Non-trading		(1)	$(2)	$(1)
Total	$		$(2)	$(1)

(a)	The amount of trading losses expected to be realized in the next three months is insignificant.

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

At June 30, 2009, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at June 30, 2009 would increase the fair value of its debt portfolio by $300 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At June 30, 2009, the fair value of these instruments was a net asset of $3 million.  PPL estimated that a 10% adverse movement in interest rates at June 30, 2009 would decrease the net asset by $3 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At June 30, 2009, the fair value of these instruments, including accrued interest, was an asset of $39 million.  PPL estimated that a 10% adverse movement in interest rates at June 30, 2009 would decrease the asset by $13 million.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position, including accrued interest, at June 30, 2009 was a net asset of $14 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at June 30, 2009 would decrease the net asset by $40 million.

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

To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The total notional amount of the contracts outstanding at June 30, 2009 was £55 million.  The settlement dates of these contracts range from September 2009 through June 2011.  At June 30, 2009, the fair value of these positions was a net asset of $18 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2009 would decrease the net asset by $9 million.

To economically hedge the translation of 2009 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At June 30, 2009, the total exposure hedged was £61 million.  These forwards and options have termination dates ranging from July 2009 through December 2009.  At June 30, 2009, the fair value of these positions was a net liability of $9 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2009 would increase the net liability by $8 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At June 30, 2009, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities.  These securities are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2009, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $33 million reduction in the fair value of the trusts' assets.  See Notes 13 and 18 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2008 Form 10-K for information on credit risk.

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

PPL is currently planning incremental capacity increases of 208 MW, primarily at its existing generating facilities.  Offsetting the planned capacity increases is an expected reduction of 30 MW due to the anticipated sale of the majority of PPL Maine's hydroelectric generation business, for which PPL Maine signed a definitive agreement in July 2009.  See Note 8 to the Financial Statements for additional information.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Notes 2 and 20 to the Financial Statements for a discussion of new accounting standards adopted and pending adoption.

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

Market Events

The recent conditions in the financial markets have been disruptive to the processes of managing credit risk, responding to liquidity needs, measuring derivatives and other financial instruments at fair value, and managing market price risk.  Bank credit capacity has been reduced and the cost of renewing or establishing new credit facilities has increased significantly, thereby making less certain businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Commodity Price Risk

The volatility of wholesale energy prices due to recent conditions in the financial and commodity markets significantly impacted PPL Energy Supply's earnings in 2009.  See "Statement of Income Analysis - Domestic Gross Energy Margins - Domestic Gross Energy Margins By Region" for further discussion.

Credit Risk

Credit risk is the risk that PPL Energy Supply would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures to limit counterparty credit risk.  The recent conditions in the financial and commodity markets have generally increased PPL Energy Supply's exposure to credit risk.  See Notes 11, 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2008 Form 10-K for more information on credit risk.

Liquidity Risk

Despite the recent conditions in the financial and capital markets, external financing activities by domestic electric utilities are being completed, albeit at higher-than-historical interest rates.  PPL Energy Supply expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, credit facilities and, from time to time, through the issuance of capital market securities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Energy Supply's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

The recent conditions in the financial markets have generally made it difficult to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL Energy Supply transacts, concluding that all of these markets were active at June 30, 2009, with the exception of the market for auction rate securities.  See Notes 13 and 18 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Securities Price Risk

Declines in the market price of debt and equity securities result in unrealized losses that reduce the asset values of PPL Energy Supply's investments in its NDT funds and defined benefit plans.  Both the pension plan and the NDT funds had positive returns in the second quarter of 2009, thereby recovering a portion of the negative returns incurred in 2008 and the first quarter of 2009.  PPL Energy Supply actively monitors the performance of the investments held in its NDT funds and periodically reviews the funds' investment allocations.  See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - NDT Funds - Securities Price Risk" for additional information on securities price risk.

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

Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for smart grid and other efficiency-related programs, and has initiated a process for that purpose.  The Commonwealth of Pennsylvania is accepting applications for funding of energy projects including solar projects.  As discussed in Note 8 to the Financial Statements, PPL Energy Supply has reconsidered its Holtwood expansion project in view of the tax incentives and potential loan guarantees for renewable energy projects contained in the Economic Stimulus Package.  PPL Energy Supply filed DOE loan guarantee applications for the Holtwood expansion project and for the Rainbow redevelopment project.  PPL Energy Supply and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL Energy Supply's possible expansion plans and other business-related activities.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2008 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2009, with the same periods in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income (loss) attributable to PPL Energy Supply was:

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008

$(31)	$157	$160	$361

The changes in net income (loss) attributable to PPL Energy Supply from period to period were, in part, attributable to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income (loss) attributable to PPL Energy Supply by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Supply	$(93)	$95	$11	$201
International Delivery	62	62	149	160
Total	$(31)	$157	$160	$361

Supply Segment

The Supply segment primarily consists of the domestic energy marketing, domestic generation and domestic development operations of PPL Energy Supply.  In May 2009, PPL Energy Supply announced its intention to sell its Long Island generation business, and in July 2009, announced its intention to sell the majority of its Maine hydroelectric generation business.  PPL Energy Supply expects the sales to close in 2009.  See Note 8 to the Financial Statements for additional information.

In 2009 and 2008, the Supply segment results reflect the reclassification of the revenues and expenses of the Long Island generation business and the majority of its Maine hydroelectric generation business to Discontinued Operations.

Supply segment net income (loss) attributable to PPL Energy Supply was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Energy revenues (a)	$1,098	$331	$2,782	$1,100
Energy-related businesses	95	120	184	225
Total operating revenues	1,193	451	2,966	1,325
Fuel and energy purchases (a)	854	(121)	2,053	164
Other operation and maintenance	239	215	485	451
Depreciation	53	47	100	87
Taxes, other than income	8	8	15	10
Energy-related businesses	93	115	179	218
Total operating expenses	1,247	264	2,832	930
Other Income (Expense) - net (b)	8	11	36	22
Other-Than-Temporary Impairments	1	7	18	10
Interest Expense (c)	50	42	92	74
Income Taxes	(36)	58	20	140
Income (Loss) from discontinued operations	(32)	5	(29)	9
Noncontrolling Interest		1		1
Net Income (Loss) Attributable to PPL Energy Supply	$(93)	$95	$11	$201

(a)	Includes unrealized gains and losses from economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 for additional information.
(b)	Includes interest income from affiliates.
(c)	Includes interest expense with affiliates.

The after-tax changes in net income (loss) attributable to PPL Energy Supply between these periods were due to the following factors.

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Domestic gross energy margins	$(34)	$(37)
Other operation and maintenance	(14)	(1)
Depreciation	(4)	(8)
Other income (expense) - net	(6)
Interest expense	(5)	(11)
Income taxes and other	(4)	(4)
Special items	(121)	(129)
	$(188)	$(190)

•	See "Domestic Gross Energy Margins" for further discussion.

•
Higher other operation and maintenance for the three months ended June 30, 2009, compared with the same period in 2008, primarily due to higher outage costs at the Susquehanna nuclear plant as a result of the timing of the 2009 refueling outage, partially offset by lower outage costs at the Eastern and Western U.S. fossil/hydroelectric stations.

•
Higher depreciation for the six months ended June 30, 2009, compared with the same period in 2008, primarily due to the Montour scrubbers and Susquehanna generation uprate projects that were placed in-service in the second quarter of 2008 and the Brunner Island scrubber placed in-service in the second quarter of 2009.

•	Lower other income (expense) - net for the three months ended June 30, 2009, compared with the same period in 2008, primarily due to lower interest income.

•	Higher interest expense for the six months ended June 30, 2009, compared with the same period in 2008, primarily due to interest on debt issued in March 2008.

The following after-tax amounts, which management considers special items, impacted the Supply segment earnings.  See the indicated Notes to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized gains (losses) from energy-related, economic activity (Note 14)	$(88)	$4	$(38)	$54
Adjustments - NDT investments (a)	2	(4)	(1)	(4)
Impairments and other impacts - emission allowances (Note 13)			(15)
Impairments - assets held for sale and other (Note 13)	(34)		(36)
Workforce reduction charge (Note 6)			(6)
Off-site remediation of ash basin leak (Note 10)		1		1
Montana basin seepage litigation (Note 10)				(5)
Synthetic fuel tax adjustment (Note 10)				(13)
Total	$(120)	$1	$(96)	$33

(a)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.

Earnings Outlook

Excluding special items, PPL Energy Supply projects higher earnings for its Supply segment in 2009 compared with 2008, driven by higher energy margins as a result of higher expected baseload generation and margins from marketing and trading activities, despite higher expected coal expense, partially offset by higher expected operation and maintenance expenses and depreciation.

In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business.  The transaction is expected to result in an after-tax gain in the range of $26 million to $35 million, including the contingent consideration that would be realized upon completion of the anticipated sale of PPL Maine's three other hydroelectric facilities.  This gain will be classified as a special item, and due to the contingent consideration, a portion may be recorded beyond 2009 or ultimately may not be realized.  See Note 8 to the Financial Statements for additional information.

International Delivery Segment

The International Delivery segment consists primarily of the electricity distribution operations in the U.K.  In the first quarter of 2008, the International Delivery segment recognized income tax benefits and miscellaneous expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  See Note 8 to the Financial Statements for additional information.  International Delivery segment net income attributable to PPL Energy Supply was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Utility revenues	$155	$211	$331	$452
Energy-related businesses	8	9	15	18
Total operating revenues	163	220	346	470
Other operation and maintenance	31	50	65	96
Depreciation	27	35	53	71
Taxes, other than income	13	17	26	34
Energy-related businesses	4	3	7	6
Total operating expenses	75	105	151	207
Other Income (Expense) - net	(13)	1	(11)	4
Interest Expense	18	34	31	72
Income Taxes	(5)	20	4	40
Income from Discontinued Operations				5
Net Income Attributable to PPL Energy Supply	$62	$62	$149	$160

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

	June 30, 2009 vs. June 30, 2008
	Three Months Ended		Six Months Ended
U.K.
Delivery margins		$(2)
Other operating expenses		6	$10
Interest expense		6	21
Income taxes		22	31
Foreign currency exchange rates		(25)	(60)
Hyder liquidation distributions		(1)	(3)
Other		(3)	(2)
U.S. Income taxes		4	6
Discontinued operations (Note 8)			(5)
Other		(1)
Special items		(6)	(9)
	$		$(11)

•
Lower other operating expenses for both periods primarily due to lower pension costs resulting from an increase in the discount rate and lower WPD meter operator expenses due to the transfer of that activity to a third party.

•	Lower interest expense for both periods on the index-linked senior unsecured notes primarily due to lower inflation rates.

•
Lower U.K. income taxes for both periods primarily due to changes in uncertain tax positions, partially offset by tax return adjustments in 2008.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign currency exchange rates negatively impacted U.K. earnings for both periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.46 for the three and six months ended June 30, 2009, versus approximately $1.98 for the same periods in 2008.

The following after-tax amounts, which management considers special items, impacted the International Delivery segment earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized losses from foreign currency economic activity (Note 14)	$(6)		$(6)
Asset impairments			(1)
Workforce reduction charge (Note 6)			(2)
Total	$(6)		$(9)

Earnings Outlook

Excluding special items, PPL Energy Supply projects lower earnings for its International Delivery segment in 2009 compared with 2008, primarily as a result of less favorable foreign currency exchange rates.  See Note 10 to the Financial Statements for information on the potential impact of the Ofgem's five-year pricing review and its potential impact on WPD's revenues and earnings for 2010 and beyond.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Operating Income (a)	$34	$302	$329	$658
Adjustments:
Utility (a)	(155)	(211)	(331)	(452)
Energy-related businesses, net (b)	(6)	(11)	(13)	(19)
Other operation and maintenance (a)	270	265	550	547
Depreciation (a)	80	82	153	158
Taxes, other than income (a)	21	25	41	44
Revenue adjustments (c)	115	623	(235)	809
Expense adjustments (c)	30	(628)	290	(897)
Domestic gross energy margins	$389	$447	$784	$848

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended June 30,
	2009	2008	Change
Revenue
Wholesale energy marketing (a)	$648	$(182)	$830
Wholesale energy marketing to affiliate (a)	411	428	(17)
Unregulated retail electric and gas (a)	32	33	(1)
Net energy trading margins (a)	7	52	(45)
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(3)	(3)
Miscellaneous unregulated retail electric and gas		(1)	1
Unrealized gains from economic hedge activity (c)	111	617	(506)
Margins from Supply segment discontinued operations	7	10	(3)
Total revenue adjustments	115	623	(508)
	1,213	954	259
Expense
Fuel (a)	186	189	(3)
Energy purchases (a)	648	(340)	988
Energy purchases from affiliate (a)	20	30	(10)
Expense adjustments (b)
Unrealized gains (losses) from economic hedge activity (c)	(39)	621	(660)
Other	9	7	2
Total expense adjustments	(30)	628	(658)
	824	507	317
Domestic gross energy margins	$389	$447	$(58)

	Six Months Ended June 30,
	2009	2008	Change
Revenue
Wholesale energy marketing (a)	$1,805	$66	$1,739
Wholesale energy marketing to affiliate (a)	908	917	(9)
Unregulated retail electric and gas (a)	74	67	7
Net energy trading margins (a)	(5)	50	(55)
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(6)	(7)	1
Miscellaneous unregulated retail electric and gas	(1)	(1)
Unrealized gains (losses) from economic hedge activity (c)	(242)	797	(1,039)
Gains from sale of emission allowances (d)		1	(1)
Margins from Supply segment discontinued operations	15	20	(5)
Other	(1)	(1)
Total revenue adjustments	(235)	809	(1,044)
	2,547	1,909	638
Expense
Fuel (a)	444	429	15
Energy purchases (a)	1,569	(323)	1,892
Energy purchases from affiliate (a)	40	58	(18)
Expense adjustments (b)
Unrealized gains (losses) from economic hedge activity (c)	(306)	887	(1,193)
Other	16	10	6
Total expense adjustments	(290)	897	(1,187)
	1,763	1,061	702
Domestic gross energy margins	$784	$848	$(64)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's various strategies to maximize the value of its wholesale energy portfolio.  The most significant of these strategies include the sales of baseload generation and optimization of intermediate and peaking generation, both of which are considered asset-related margins and marketing and proprietary trading activities.  PPL Energy Supply also manages these activities on a geographic basis that is aligned with its generation assets.

	Three Months Ended June 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$310	$306	$4
Western U.S.	77	68	9
Marketing and trading margins:
Eastern U.S.	2	73	(71)
Western U.S.
Domestic gross energy margins	$389	$447	$(58)

	Six Months Ended June 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$607	$620	$(13)
Western U.S.	160	140	20
Marketing and trading margins:
Eastern U.S.	17	98	(81)
Western U.S.		(10)	10
Domestic gross energy margins	$784	$848	$(64)

Eastern U.S.

Eastern U.S. asset-related margins were $4 million higher and $13 million lower during the three and six months ended June 30, 2009, compared with the same periods in 2008.  The increase during the three months ended June 30, 2009 was primarily due to gains resulting from the settlement of economic positions related to portfolio rebalancing and optimization strategies, higher capacity revenue and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.  Partially offsetting these higher margins was lower baseload generation of 9% and higher average baseload generation fuel prices of 12%, primarily due to higher coal prices.  The decrease during the six months ended June 30, 2009 was primarily due to lower baseload generation of 5% and higher average baseload generation fuel prices of 8%, primarily due to higher coal prices.  This decrease was partially offset by gains resulting from the settlement of economic positions related to portfolio rebalancing and optimization strategies, higher capacity revenue and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.

Eastern U.S. marketing and trading margins were $71 million and $81 million lower during the three and six months ended June 30, 2009, compared with the same periods in 2008.  The decrease for both periods was primarily due to lower FTR results, primarily due to lower congestion prices as a result of lower electricity prices, and lower margins on full-requirement sales contracts, primarily due to mild weather and the economic downturn.  Partially offsetting these decreases were increased margins in the power, gas, and oil trading positions.

Western U.S.

Western U.S. asset-related margins were $9 million and $20 million higher during the three and six months ended June 30, 2009, compared with the same periods in 2008.  The increase for both periods was primarily due to higher wholesale volumes of 18% and increased generation from the hydroelectric units of 18%.

Western U.S. marketing and trading margins were $10 million higher during the six months ended June 30, 2009, compared with the same period in 2008, consisting of $5 million of both higher realized trading margins and unrealized trading margins.

Utility Revenues

The decreases in utility revenues were attributable to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

U.K. electric delivery revenue	$(3)	$(4)
U.K. foreign currency exchange rates	(53)	(117)
	$(56)	$(121)

Lower U.K. electric delivery revenue for both periods was partially due to the transfer of meter operator activity to a third party in July 2008.

Energy-related Businesses

Energy-related businesses contributed $5 million less to operating income for the three months ended June 30, 2009, compared with the same period in 2008.  The decrease was primarily attributable to:

•	$2 million less from WPD's energy-related businesses, primarily due to changes in foreign currency exchange rates; and
•	$2 million less from domestic energy-related businesses, primarily due to a decline in construction activity caused by the slowdown in the economy.

Energy-related businesses contributed $6 million less to operating income for the six months ended June 30, 2009, compared with the same period in 2008.  Contributions from WPD-related businesses decreased by $4 million, primarily related to changes in foreign currency exchange rates.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Impairment of emission allowances (Note 13)		$30
Workforce reduction charge (Note 6)		13
Trademark royalty fees from a PPL subsidiary (Note 11)	$6	8
Defined benefit costs - Domestic	2	5
Outage costs at Susquehanna nuclear station	27	4
Allocation of certain corporate service costs (Note 11)	(1)	3
Outage costs at Western and Eastern U.S. fossil/hydroelectric stations	(6)	(2)
Insurance recoveries	(3)	(4)
Stock-based compensation	1	(4)
Defined benefit costs - U.K.	(2)	(5)
WPD meter operator expenses (a)	(3)	(6)
Uncollectible accounts	(2)	(8)
Montana basin seepage litigation (Note 10)	(1)	(8)
U.K. foreign currency exchange rates	(9)	(17)
Other - Domestic	(3)	(3)
Other - U.K.	(1)	(3)
	$5	$3

(a)	In July 2008, WPD transferred its meter operator services to a third party.

Depreciation

The decreases in depreciation expense were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Additions to generation PP&E (a)	$7	$13
U.K. foreign currency exchange rates	(9)	(18)
	$(2)	$(5)

(a)
Attributable to the completion of the Susquehanna generation uprate and the Montour scrubber projects in the second quarter of 2008 and the Brunner Island Unit 3 scrubber in the second quarter of 2009.

Taxes, Other Than Income

The decreases in taxes, other than income were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Property tax expense (a)	$(1)	$6
U.K. foreign currency exchange rates	(5)	(9)
Other	2
	$(4)	$(3)

(a)	The increase for the six months ended June 30, 2009 is primarily due to a $7 million property tax credit recorded by PPL Montana in the six months ended June 30, 2008.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details of other income.

Other-Than-Temporary Impairments

See Note 18 to the Financial Statements for details of other-than-temporary impairments.

Interest Income from Affiliates

Interest income from affiliates decreased by $5 million for the six months ended June 30, 2009, compared with the same period in 2008.  The decrease was the result of a decline in the average balance and floating interest rate on a note receivable with an affiliate, and a decline in the average balance and floating interest rate on the collateral deposit related to the PLR contract.

Interest Expense

The decreases in interest expense, which includes "Interest Expense with Affiliates," were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Short-term debt interest expense	$4	$8
Capitalized interest	3	4
Long-term debt interest expense	(4)	3
U.K. foreign currency exchange rates	(6)	(11)
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(6)	(25)
Other	1	(2)
	$(8)	$(23)

Income Taxes

The decreases in income taxes were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Foreign tax return adjustments	$18	$18
Nonconventional fuel and other tax credits	(1)	(14)
Tax reserve adjustments	(35)	(37)
Lower pre-tax book income	(104)	(125)
Other	3	2
	$(119)	$(156)

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the anticipated sales of PPL Energy Supply's Long Island generation business and the majority of its Maine hydroelectric generation business, and PPL Energy Supply's Latin American businesses that were dissolved in 2008.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply continues to focus on maintaining a strong credit profile and liquidity position during the disruptive conditions in the financial markets and historically difficult bank and capital market conditions.  PPL Energy Supply expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, its credit facilities and, as necessary, the issuance of capital market securities.

PPL Energy Supply had the following at:

	June 30, 2009	December 31, 2008

Cash and cash equivalents	$429	$464
Short-term investments (a)		150
	$429	$614
Short-term debt (b)	$735	$584

(a)
Represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See "Financing Activities" below for further discussion.

(b)	Includes short-term debt with affiliate.

The $35 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	$391 million of capital expenditures;
•	distributions to Member of $373 million;
•	the payment of $220 million to retire $250 million aggregate principal amount of long-term debt;
•	$34 million in net expenditures for intangible assets;
•	$568 million of cash provided by operating activities;
•	a decrease of $190 million in restricted cash and cash equivalents;
•	proceeds of $150 million from the sale of short-term investments; and
•	an increase of $142 million in short-term debt.

Auction Rate Securities

PPL Energy Supply's investment in auction rate securities continues to be impacted by auction failures and the resulting illiquidity in 2009.  PPL Energy Supply held auction rate securities with an aggregate par value of $24 million at June 30, 2009 and December 31, 2008.  PPL Energy Supply concluded that the fair value of its auction rate securities was $15 million at June 30, 2009 and $19 million at December 31, 2008, a temporary decline of $9 million and $5 million from par value.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  PPL Energy Supply believes it will not be required to sell these securities, including to fund operations, and does not intend to sell these securities until they can be liquidated at par value. Therefore, PPL Energy Supply believes it does not have significant exposure to realize losses on these securities, and none of the decline in fair value is attributable to credit loss and therefore is deemed temporary due to general market conditions and has not been recognized in earnings.  During the second quarter of 2009, PPL Energy Supply liquidated an insignificant amount of these securities at par.  See Notes 13 and 18 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At June 30, 2009, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,110		$285		$826		$2,999

WPDH Limited Credit Facility	₤	150	₤	145		n/a	₤	5
WPD (South West) Credit Facilities (b)		153		65	₤	3		85
Total WPD Credit Facilities (c)	₤	303	₤	210	₤	3	₤	90

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

PPL Energy Supply currently plans to renew its $385 million 364-day syndicated credit facility that expires in September 2009.

(b)
In July 2009, WPD (South West) terminated its £150 million five-year syndicated credit facility, which was to expire in October 2009, and replaced it with a new £210 million three-year syndicated credit facility expiring in July 2012.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot cause the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.  The new facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its regulatory asset base, in each case calculated in accordance with the credit facility.

(c)	At June 30, 2009, the unused capacity of WPD's committed credit facilities was approximately $145 million.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

As discussed below under "Rating Agency Decisions," S&P lowered its rating on PPL Energy Supply's commercial paper to A-3 from A-2 in January 2009.  Since PPL Energy Supply did not expect to need to issue any commercial paper during 2009 and there is essentially no liquidity in commercial paper markets for paper with an A-3 rating, PPL Energy Supply closed its commercial paper program in January 2009 and requested that Moody's, S&P and Fitch each withdraw their ratings on its commercial paper program, which each rating agency subsequently did.

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

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued by the PEDFA in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.  The refundings of the bonds were effected by the ultimate distribution of $231 million by the PEDFA to the bond holders, including PPL Investment Corp.  As a result of the refundings of the bonds, PPL Investment Corp. received proceeds of $150 million, which is reflected as a cash flow from investing activities on the Statement of Cash Flows for PPL and PPL Energy Supply for the six months ended June 30, 2009.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bore interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bear interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds are in a weekly interest rate mode, bearing interest at 0.30% at June 30, 2009.

In connection with the issuance of each series of bonds by the PEDFA, PPL Energy Supply entered into separate loan agreements with the PEDFA pursuant to which the PEDFA loaned to PPL Energy Supply the proceeds of the Series 2009A, Series 2009B and Series 2009C bonds on payment terms that correspond to those of the bonds.  PPL Energy Supply issued separate promissory notes to the PEDFA to evidence its obligations under each of the loan agreements.  These loan agreements and promissory notes replaced those associated with the refunded 2007 and 2008 PEDFA bonds in a non-cash transaction that is excluded from the Statement of Cash Flows.

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

PPL Energy Supply elected to change the interest rate mode on the Series 2009A bonds to a commercial paper rate mode upon expiration of the initial rate period.  As such, in July 2009, the Series 2009A bonds were remarketed in a commercial paper rate mode and bear interest at 0.90% through December 9, 2009, at which time the bonds will be remarketed based upon an interest rate mode elected by PPL Energy Supply.  In connection with this change, the letter of credit supporting the Series 2009A bonds was modified accordingly.

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

In May 2009, Moody's completed a review of PPL Energy Supply and affirmed the Baa2 senior unsecured rating and stable outlook of PPL Energy Supply.

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and tolling agreements, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2009.  At June 30, 2009, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to post an additional $303 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections at June 30, 2009.

	Projected
	2009	2010	2011	2012	2013
Construction expenditures (a)
Generating facilities	$345	$610	$628	$483	$428
Transmission and distribution facilities	251	428	448	460	477
Environmental	210	68	98	114	6
Other	14	17	6	7	6
Total Construction Expenditures	820	1,123	1,180	1,064	917
Nuclear fuel	151	161	178	181	184
Total Capital Expenditures	$971	$1,284	$1,358	$1,245	$1,101

(a)	Construction expenditures include AFUDC and capitalized interest, which are expected to be $211 million for the 2009-2013 period.

PPL Energy Supply's capital expenditure projections for the years 2009-2013 total $6 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL Energy Supply's 2008 Form 10-K, primarily due to PPL's April 2009 announcement that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2008 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at June 30, 2009 and December 31, 2008 was a net asset of $7 million and a net liability of $52 million.

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

The following table sets forth changes in the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$728	$(268)	$402	$(305)
Contracts realized or otherwise settled during the period	102	(104)	201	(67)
Fair value of new contracts entered into during the period	133	70	55	170
Changes in fair value attributable to changes in valuation techniques (a)				55
Other changes in fair value	102	(752)	407	(907)
Fair value of contracts outstanding at the end of the period	$1,065	$(1,054)	$1,065	$(1,054)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of SFAS 157.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at June 30, 2009, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$4				$4
Prices based on significant other observable inputs	97	$631	$191		919
Prices based on significant unobservable inputs	2	15	38	$87	142
Fair value of contracts outstanding at the end of the period	$103	$646	$229	$87	$1,065

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL Energy Supply's trading commodity derivative contracts.  See Note 13 to the Financial Statements for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$(37)	$22	$(75)	$16
Contracts realized or otherwise settled during the period		(31)	33	(31)
Fair value of new contracts entered into during the period	9	31	35	23
Other changes in fair value	15	(6)	(6)	8
Fair value of contracts outstanding at the end of the period	$(13)	$16	$(13)	$16

PPL Energy Supply will reverse unrealized losses of approximately $1 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL Energy Supply's trading commodity derivative contracts at June 30, 2009 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year		Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments		$1	$1			$2
Prices based on significant other observable inputs		(1)	(12)	$(1)	$2	(12)
Prices based on significant unobservable inputs			(2)		(1)	(3)
Fair value of contracts outstanding at the end of the period	$		$(13)	$(1)	$1	$(13)

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  On June 30, 2009 and December 31, 2008, the VaR for PPL Energy Supply's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	June 30,	Dec. 31,	June 30,	Dec. 31,
	2009	2008	2009	2008

95% Confidence Level, Five-Day Holding Period
Period End	$4	$3	$9	$10
Average for the Period	2	10	11	14
High	4	22	13	20
Low	1	3	9	9

The trading portfolio includes all speculative positions, regardless of delivery period.  All positions not considered speculative are considered non-trading.  PPL Energy Supply's non-trading portfolio includes PPL Energy Supply's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of liquid spot and forward markets.  The fair value of the FTR positions at June 30, 2009 was an unrealized loss of $3 million, as follows:

	2009		2010	2011

Trading (a)		$1
Non-trading		(1)	$(2)	$(1)
Total	$		$(2)	$(1)

(a)	The amount of trading losses expected to be realized in the next three months is insignificant.

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

At June 30, 2009, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at June 30, 2009 would increase the fair value of its debt portfolio by $196 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At June 30, 2009, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At June 30, 2009, PPL Energy Supply had none of these instruments outstanding.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position, including accrued interest, at June 30, 2009 was a net asset of $14 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at June 30, 2009 would decrease the net asset by $40 million.

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

To protect the value of a portion of PPL Energy Supply's net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The total notional amount of the contracts outstanding at June 30, 2009 was £55 million.  The settlement dates of these contracts range from September 2009 through June 2011.  At June 30, 2009, the fair value of these positions was a net asset of $18 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2009 would decrease the net asset by $9 million.

To economically hedge the translation of 2009 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At June 30, 2009, the total exposure hedged was £61 million.  These forwards and options have termination dates ranging from July 2009 through December 2009.  At June 30, 2009, the fair value of these positions was a net liability of $9 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at June 30, 2009 would increase the net liability by $8 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At June 30, 2009, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities.  These securities are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2009, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $33 million reduction in the fair value of the trusts' assets.  See Notes 13 and 18 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2008 Form 10-K for information on credit risk.

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

PPL Energy Supply is currently planning incremental capacity increases of 208 MW, primarily at its existing generating facilities.  Offsetting the planned capacity increases is an expected reduction of 30 MW due to the anticipated sale of the majority of PPL Maine's hydroelectric generation business, for which PPL Maine signed a definitive agreement in July 2009.  See Note 8 to the Financial Statements for additional information.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Standards

See Notes 2 and 20 to the Financial Statements for a discussion of new accounting standards adopted and pending adoption.

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

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Electric's 2008 Form 10-K for a description of its business, discussion of its strategy, and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2008 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings.

Market Events

The recent conditions in the financial markets have been disruptive to the processes of managing credit risk, responding to liquidity needs, measuring financial instruments at fair value, and managing market price risk.  Bank credit capacity has been reduced and the cost of renewing or establishing new credit facilities has increased significantly, thereby making less certain businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.

Credit Risk

Credit risk is the risk that PPL Electric would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Electric maintains credit policies and procedures to limit counterparty credit risk.  The recent conditions in the financial and commodity markets have generally increased PPL Electric's exposure to credit risk.  See Notes 11, 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in PPL Electric's 2008 Form 10-K for more information on credit risk.

Liquidity Risk

Despite the recent conditions in the financial and capital markets, external financing activities by domestic electric utilities are being completed, albeit at higher-than-historical interest rates.  PPL Electric expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, credit facilities and, from time to time, through the issuance of capital market securities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Electric's liquidity position and a discussion of financing transactions.

Securities Price Risk

PPL Electric participates in and is allocated costs from defined benefit plans sponsored by PPL.  Declines in the market price of debt and equity securities result in unrealized losses that reduce the asset values of PPL's defined benefit plans.  PPL's pension plan had positive returns in the second quarter of 2009, thereby recovering a portion of the negative returns incurred in 2008 and the first quarter of 2009.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in various assumptions, in addition to the actual performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" in PPL Electric's 2008 Form 10-K for a discussion of the assumptions and sensitivities regarding those assumptions.

The Economic Stimulus Package

The Economic Stimulus Package is intended to stimulate the U.S. economy through federal tax relief, expansion of unemployment benefits and other social stimulus provisions, domestic spending for education, health care and infrastructure, including the energy sector.  A portion of the benefits included in the Economic Stimulus Package are offered in the form of loan fee reductions, expanded loan guarantees and secondary market incentives.  Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for smart grid and other efficiency-related programs, and has initiated a process for that purpose.  In July 2009, PPL Electric proposed to the DOE a $38 million project that would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  PPL Electric is requesting a DOE grant to provide half of the funding for this pilot program.  PPL Electric and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL Electric's transmission projects and other business-related activities.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2008 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings.  "Results of Operations" continues with a description of key factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2009, with the same periods in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income available to PPL was:

Three Months Ended June 30,		Six Months Ended June 30,
2009	2008	2009	2008

$17	$32	$66	$83

The after-tax changes in net income available to PPL between these periods were due to the following factors.

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(11)	$(10)
Other operation and maintenance	2	8
Interest expense	(6)	(9)
Special items		(6)
	$(15)	$(17)

•
Lower delivery revenues for both periods were primarily due to economic conditions including industrial customers scaling back on production and a true-up of the FERC formula-based transmission revenues recorded in the three months ended June 30, 2009.  See Note 2 to the Financial Statements for additional information on the true-up.  In addition, during the second quarter of 2009, weather had an unfavorable impact on sales volumes.

•
Lower other operation and maintenance expense for the six months ended June 30, 2009, compared with the same period in 2008, primarily due to decreased contractor expenses in 2009 and higher storm costs in 2008, net of insurance recoveries.

•	Higher interest expense for both periods, primarily due to $400 million of debt issuances in 2008 that prefund a portion of 2009 debt maturities.

The following after-tax amounts, which management considers special items, also had an impact on earnings for the six months ended June 30, 2009.

Asset impairments	$(1)
Workforce reduction charge (Note 6)	(5)
Total	$(6)

Earnings Outlook

Excluding special items, PPL Electric projects lower earnings in 2009 compared with 2008, primarily due to higher financing costs, lower electricity delivery revenues and higher operation and maintenance expenses.

See Note 10 to the Financial Statements for a discussion of items that could impact earnings beyond 2009, including the PUC-approved plan to procure default electricity supply for 2010 through May 2013, Pennsylvania legislative updates and other regulatory activities.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The decreases in revenues from retail electric operations were attributable to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Delivery	$(28)	$(28)
PLR	(17)	(8)
Other	2	3
	$(43)	$(33)

Retail electric revenues for both periods were negatively impacted by economic conditions including industrial customers scaling back on production, and a true-up of the FERC formula-based transmission revenues.  See Note 2 to the Financial Statements for additional information on the true-up.  In addition, during the second quarter of 2009, weather had an unfavorable impact on sales volumes.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decreases of $10 million and $18 million in wholesale electric to affiliate for the three and six months ended June 30, 2009, compared with the same periods in 2008, were primarily due to the expiration of two NUG contracts during 2008.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases

The decreases of $13 million and $22 million in energy purchases for the three and six months ended June 30, 2009, compared with the same periods in 2008, were primarily due to the expiration of two NUG contracts in 2008 (substantially all of the remaining NUG contracts will expire by 2010), as well as lower ancillary charges, which are primarily the result of lower pricing.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased by $17 million and $9 million for the three and six months ended June 30, 2009, compared with the same periods in 2008.  The decreases were attributable to unfavorable weather during the second quarter of 2009 and the impact of economic conditions primarily on industrial customers, partially offset by higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support that load.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Workforce reduction charge (Note 6)			$9
Insurance recovery of storm costs (Note 11)			3
Uncollectible accounts	$2		2
Allocation of certain corporate service costs (Note 11)	(3)		1
Storm costs			(4)
Contractor expenses			(2)
Salary/overhead expense	(3)		(6)
Other	1		(3)
	$(3)	$

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $2 million and $10 million for the three and six months ended June 30, 2009, compared with the same periods in 2008.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Taxes, Other Than Income

Taxes, other than income decreased by $2 million and $6 million for the three and six months ended June 30, 2009, compared with the same periods in 2008.  The decreases were primarily due to a decrease in Pennsylvania gross receipts tax, which was attributable to the decline in delivery volumes.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details of other income.

Financing Costs

The increases in financing costs, which include "Interest Expense" and "Interest Expense with Affiliate," were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Long-term debt interest expense	$6	$8
Interest on PLR contract collateral (Note 11)	(2)	(4)
Other	1	1
	$5	$5

Income Taxes

The decreases in income taxes were due to:

	June 30, 2009 vs. June 30, 2008
	Three Months Ended	Six Months Ended

Tax reserve adjustments	$1
Lower pre-tax book income	(9)	$(11)
Other	(1)	(2)
	$(9)	$(13)

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric continues to focus on maintaining a strong credit profile and liquidity position during the disruptive conditions in the financial markets and historically difficult bank and capital market conditions.  PPL Electric expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, its credit facilities and, as necessary, the issuance of capital market securities.

PPL Electric had the following at:

	June 30, 2009	December 31, 2008

Cash and cash equivalents	$520	$483
Short-term debt		95

The $37 million increase in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	proceeds of $298 million from the issuance of long-term debt;
•	the net receipt of $221 million under a demand loan with an affiliate;
•	the payment of $157 million of dividends on common stock and preferred securities;
•	$125 million of capital expenditures;
•	a net decrease in short-term debt of $95 million;
•	$91 million of cash used in operating activities; and
•	the retirement of $9 million of long-term debt.

Credit Facilities

At June 30, 2009, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	$190		$1	$189
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$340		$1	$339

(a)	The commitments under this credit facility are currently provided by a diverse bank group consisting of 20 banks, with no one bank providing more than 18% of the total committed capacity.
(b)
At June 30, 2009, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.  In July 2009, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2010.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

Market conditions to issue commercial paper with ratings of P-2, A-2 and F-2 by Moody's, S&P and Fitch have improved since 2008.  However, they continue to be impacted by the volatility experienced in the broader financial markets.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during 2009, but it may do so from time to time to facilitate short-term cash flow needs.

Financing Activities

In May 2009, PPL Electric issued $300 million of 6.25% First Mortgage Bonds due 2039 (6.25% Bonds).  The 6.25% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $296 million, net of a discount and underwriting fees, from the issuance of the 6.25% Bonds.  Approximately $86 million of the proceeds will be used to partially fund the repayment at maturity of approximately $486 million outstanding aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1/4% Series, due August 2009.  The balance of such repayment will be funded from the issuance in October 2008 of $400 million of 7.125% Senior Secured Bonds due 2013.  The balance of the proceeds from the issuance of the 6.25% Bonds is being used for general corporate purposes, including capital expenditures.

In June 2009, PPL Electric repaid its $9 million obligation under a Variable Rate Pollution Control Facilities Note in connection with the early redemption in full of the underlying pollution control revenue bonds that were issued by the Indiana County Industrial Development Authority and due in June 2027.

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

In May 2009, Moody's completed a review of PPL Electric.  As a result of that review, Moody's revised its outlook for PPL Electric to negative from stable.  Moody's stated in its press release that the revision in the outlook for PPL Electric reflects Moody's expectation that PPL Electric's financial metrics will deteriorate beyond 2009 and considers the potential for additional pressure on cash flows.

Fitch did not take any actions related to PPL Electric during the six months ended June 30, 2009.

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

Commodity Price Risk - PLR Contracts Subsequent to 2009

PPL Electric will provide PLR service beginning January 1, 2010 under a PUC-approved plan through which PPL Electric will fully recover all incurred costs including administrative costs.  The plan covers the period through December 31, 2010.  Under the plan, PPL Electric has entered into various full-requirement power purchase agreements with multiple wholesale suppliers that include fixed prices.  As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to those wholesale suppliers through 2010.  In June 2009, PPL Electric received PUC approval of a plan with a similar structure, including cost recovery, covering the period from January 1, 2011 through May 31, 2013.  See Note 10 the Financial Statements for information on the PUC-approved procurement plan and other ongoing Pennsylvania regulatory and legislative activities.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At June 30, 2009, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at June 30, 2009, would increase the fair value of its debt portfolio by $73 million.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in PPL Electric's 2008 Form 10-K for information on credit risk.

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

New Accounting Standards

See Notes 2 and 20 to the Financial Statements for a discussion of new accounting standards adopted and pending adoption.

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

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2009, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2009, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders

At PPL's Annual Meeting of Shareowners held on May 20, 2009, the shareowners:

(1)	Elected the three nominees for the office of director. The votes for individual nominees were:
		Number of Votes
		For	Withhold Authority
	John W. Conway	281,439,443	17,379,532
	E. Allen Deaver	290,142,322	8,676,653
	James H. Miller	289,456,305	9,362,670

	Directors whose terms of office continued were Frederick M. Bernthal, Louise K. Goeser, Stuart E. Graham, Stuart Heydt, Craig A. Rogerson, W. Keith Smith and Keith H. Williamson.

(2)
Ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the year ending December 31, 2009.  The vote was 295,308,508 in favor and 2,309,466 against, with 1,201,001 abstaining and no broker non-votes.

(3)
Approved a non-binding shareowner proposal for the election of each director annually.  The vote was 202,494,314 in favor and 54,374,726 against, with 2,818,498 abstaining and 39,131,437 broker non-votes.

At PPL Electric's Annual Meeting of Shareowners held on May 21, 2009, the shareowners:

(1)
Elected all six nominees for the office of director.  Dean A. Christiansen, David G. DeCampli, Paul A. Farr, Robert J. Grey, James H. Miller and William H. Spence were elected with 66,368,056 votes cast for each director, no votes cast against and no votes abstaining.

Item 6. Exhibits

10(a)	-	Amendment to Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers
10(b)	-	Employment letter dated May 22, 2009 between PPL Services Corporation and Gregory N. Dudkin
10(c)	-	£210 million Multicurrency Revolving Facility Agreement, dated July 7, 2009, between Western Power Distribution (South West) plc and HSBC Bank plc, Lloyds TSB Bank plc and Clydesdale Bank plc
12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2009, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2009, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 4, 2009	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)