Form 10-Q/A
period 2009-06-30
PPL CORP
filed 2009-08-25
CIK 922224

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

PPL Corporation	Yes X	No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 376,580,347 shares outstanding at July 24, 2009.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q/A Amendment No. 1.

PPL CORPORATION

FORM 10-Q/A
Amendment No. 1
FOR THE QUARTER ENDED JUNE 30, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PPL Corporation (the Registrant) for the period ended June 30, 2009, as filed by the Registrant on August 4, 2009 (Original Filing).  This Amendment No. 1 is being filed solely to provide interactive data as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  This Amendment No. 1 does not alter or affect any other part or any other information originally set forth in the Original Filing.  This Amendment No. 1 does not reflect events that have occurred subsequent to the filing date of the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II.  OTHER INFORMATION

Item 6. Exhibits

*10(a)	-	Amendment to Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers
*10(b)	-	Employment letter dated May 22, 2009 between PPL Services Corporation and Gregory N. Dudkin
*10(c)	-	£210 million Multicurrency Revolving Facility Agreement, dated July 7, 2009, between Western Power Distribution (South West) plc and HSBC Bank plc, Lloyds TSB Bank plc and Clydesdale Bank plc
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2009, filed by the following officers:
*31(a)	-	James H. Miller for PPL Corporation
*31(b)	-	Paul A. Farr for PPL Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2009, furnished by the following officers:
*32(a)	-	James H. Miller for PPL Corporation
*32(b)	-	Paul A. Farr for PPL Corporation

**101.INS	-	XBRL Instance Document
**101.SCH	-	XBRL Taxonomy Extension Schema
**101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase
**101.DEF	-	XBRL Taxonomy Extension Definition Linkbase
**101.LAB	-	XBRL Taxonomy Extension Label Linkbase
**101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

* - Previously filed.
** - XBRL information will be considered to be furnished, not filed, for the first two years of a company’s submission of XBRL information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPL Corporation
(Registrant)

Date: August 25, 2009	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)