Form 10-Q
period 2009-09-30
PPL CORP; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2009-10-30
CIK 922224, 317187, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No
PPL Electric Utilities Corporation	Yes	No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 377,068,461 shares outstanding at October 23, 2009.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 23, 2009.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

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

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

ESOP - Employee Stock Ownership Plan.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting guidance.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc.

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

IRS - Internal Revenue Service, a U.S. government agency.

IRC Sec. 481 - the Internal Revenue Code Section that identifies the tax year in which accounting method change differences are recognized in federal taxable income.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

LIBOR - London Interbank Offered Rate.

Long Island generation business - includes a 79.9 MW gas-fired plant in the Edgewood section of Brentwood, New York and a 79.9 MW oil-fired plant in Shoreham, New York.

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

VaR - value-at-risk.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in the companies' 2008 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply availability;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, or natural disasters;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, emission allowances and delivered fuel;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities;
•	the impact of the current financial and economic downturn;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	securities and credit ratings;
•	foreign currency exchange rates;
•	current and future environmental conditions and requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	asset acquisitions and dispositions.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Utility	$955	$1,007	$2,901	$3,108
Unregulated retail electric and gas	34	43	108	110
Wholesale energy marketing
Realized	999	748	2,564	1,610
Unrealized economic activity (Note 14)	(307)	1,157	(67)	361
Net energy trading margins	7	(132)	2	(82)
Energy-related businesses	117	148	321	394
Total Operating Revenues	1,805	2,971	5,829	5,501

Operating Expenses
Operation
Fuel	264	305	708	734
Energy purchases
Realized	750	500	2,049	1,126
Unrealized economic activity (Note 14)	(79)	1,020	255	157
Other operation and maintenance	317	361	1,043	1,095
Amortization of recoverable transition costs	73	73	227	217
Depreciation	120	117	343	345
Taxes, other than income	70	77	209	224
Energy-related businesses	109	134	298	361
Total Operating Expenses	1,624	2,587	5,132	4,259

Operating Income	181	384	697	1,242

Other Income - net	9	8	38	32

Other-Than-Temporary Impairments		6	18	16

Interest Expense	106	119	294	335

Income from Continuing Operations Before Income Taxes	84	267	423	923

Income Taxes	34	57	101	277

Income from Continuing Operations After Income Taxes	50	210	322	646

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	(24)	(2)	(53)	22

Net Income	26	208	269	668

Net Income Attributable to Noncontrolling Interests	6	5	15	15

Net Income Attributable to PPL Corporation	$20	$203	$254	$653

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$44	$205	$307	$631
Income (Loss) from Discontinued Operations (net of income taxes)	(24)	(2)	(53)	22
Net Income	$20	$203	$254	$653

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Corporation Common Shareowners:
Basic	$0.12	$0.54	$0.82	$1.68
Diluted	$0.12	$0.54	$0.81	$1.67
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.05	$0.54	$0.67	$1.74
Diluted	$0.05	$0.54	$0.67	$1.73

Dividends Declared Per Share of Common Stock	$0.345	$0.335	$1.035	$1.005

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	376,384	374,290	375,795	373,394
Diluted	376,716	375,096	376,113	374,984

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$269	$668
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	345	347
Amortization of recoverable transition costs and other	286	286
Defined benefits	(29)	(55)
Deferred income taxes and investment tax credits	20	(56)
Gains related to the extinguishment of notes	(29)
Impairment of assets	109	53
Unrealized (gains) losses on derivatives, and other hedging activities	256	(83)
Other	36	52
Change in current assets and current liabilities
Accounts receivable	(69)	127
Accounts payable	(201)	(31)
Unbilled revenue	98	(28)
Counterparty collateral deposits	326	(18)
Price risk management assets and liabilities	(216)	(61)
Other	28	(58)
Other operating activities
Other assets	17	28
Other liabilities	1	(10)
Net cash provided by operating activities	1,247	1,161

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(821)	(979)
Expenditures for intangible assets	(67)	(283)
Proceeds from the sale of intangible assets	9	11
Purchases of nuclear plant decommissioning trust investments	(182)	(169)
Proceeds from the sale of nuclear plant decommissioning trust investments	163	149
Purchases of other investments		(50)
Proceeds from the sale of other investments	150	36
Net (increase) decrease in restricted cash and cash equivalents	170	(70)
Other investing activities	(13)	5
Net cash used in investing activities	(591)	(1,350)

Cash Flows from Financing Activities
Issuance of long-term debt	298	699
Retirement of long-term debt	(916)	(299)
Issuance of common stock	45	19
Repurchase of common stock due to the repurchase program		(38)
Payment of common stock dividends	(386)	(365)
Net increase (decrease) in short-term debt	(70)	109
Other financing activities	(31)	(9)
Net cash provided by (used in) financing activities	(1,060)	116

Effect of Exchange Rates on Cash and Cash Equivalents		(5)

Net Decrease in Cash and Cash Equivalents	(404)	(78)
Cash and Cash Equivalents at Beginning of Period	1,100	430
Cash and Cash Equivalents included in Assets Held for Sale		(3)
Cash and Cash Equivalents at End of Period	$696	$349

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$696	$1,100
Short-term investments		150
Restricted cash and cash equivalents	151	320
Accounts receivable (less reserve: 2009, $38; 2008, $36)
Customer	411	456
Other	186	77
Unbilled revenues	504	599
Fuel, materials and supplies	361	337
Prepayments	97	84
Price risk management assets	1,685	1,224
Other intangibles	24	17
Assets held for sale	175
Other current assets	9	19
Total Current Assets	4,299	4,383

Investments
Equity method investments	34	47
Nuclear plant decommissioning trust funds	525	446
Other investments	23	29
Total Investments	582	522

Property, Plant and Equipment
Electric plant
Transmission and distribution	8,528	8,046
Generation	10,163	9,588
General	885	840
Electric plant in service	19,576	18,474
Construction work in progress	721	1,131
Nuclear fuel	460	428
Electric plant	20,757	20,033
Gas and oil plant	68	68
Other property	163	156
Property, plant and equipment, gross	20,988	20,257
Less: accumulated depreciation	8,111	7,882
Property, Plant and Equipment, net	12,877	12,375

Regulatory and Other Noncurrent Assets
Regulatory assets	493	737
Goodwill	805	763
Other intangibles	622	637
Price risk management assets	1,839	1,392
Other regulatory and noncurrent assets	427	596
Total Regulatory and Other Noncurrent Assets	4,186	4,125

Total Assets	$21,944	$21,405

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt	$620	$679
Long-term debt		696
Accounts payable	567	766
Taxes	89	77
Interest	140	130
Dividends	135	131
Price risk management liabilities	1,425	1,324
Counterparty collateral	348	22
Other current liabilities	469	477
Total Current Liabilities	3,793	4,302

Long-term Debt	7,250	7,142

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,203	1,764
Price risk management liabilities	927	836
Accrued pension obligations	839	899
Asset retirement obligations	398	389
Other deferred credits and noncurrent liabilities	597	677
Total Deferred Credits and Other Noncurrent Liabilities	4,964	4,565

Commitments and Contingent Liabilities (Note 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,264	2,196
Earnings reinvested	3,726	3,862
Accumulated other comprehensive loss	(376)	(985)
Total PPL Corporation Shareowners' Common Equity	5,618	5,077
Noncontrolling Interests	319	319
Total Equity	5,937	5,396

Total Liabilities and Equity	$21,944	$21,405

(a)	780,000 shares authorized; 376,639 shares issued and outstanding at September 30, 2009 and 374,581 shares issued and outstanding at December 31, 2008.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	PPL Corporation Shareowners
	Common stock shares outstanding	Common stock	Capital in excess of par value	Earnings reinvested	Accumulated other comprehensive loss	Non-controlling interests	Total

June 30, 2009	376,144	$4	$2,246	$3,837	$(568)	$319	$5,838
Common stock issued (b)	495		17				17
Stock-based compensation			1				1
Net income				20		6	26
Dividends, dividend equivalents and distributions (c)				(131)		(6)	(137)
Other comprehensive income					192		192
September 30, 2009	376,639	$4	$2,264	$3,726	$(376)	$319	$5,937

December 31, 2008 (a)	374,581	$4	$2,196	$3,862	$(985)	$319	$5,396
Common stock issued (b)	2,092		66				66
Common stock repurchased	(34)		(1)				(1)
Stock-based compensation			3				3
Net income				254		15	269
Dividends, dividend equivalents and distributions (c)				(391)		(15)	(406)
Other comprehensive income					610		610
Cumulative effect adjustment (d)				1	(1)
September 30, 2009	376,639	$4	$2,264	$3,726	$(376)	$319	$5,937

June 30, 2008 (a)	374,519	$4	$2,193	$3,634	$(648)	$320	$5,503
Common stock issued (b)	80		3				3
Stock-based compensation			3				3
Net income				203		5	208
Dividends, dividend equivalents and distributions (c)				(126)		(5)	(131)
Other comprehensive income					318		318
September 30, 2008	374,599	$4	$2,199	$3,711	$(330)	$320	$5,904

December 31, 2007 (a)	373,271	$4	$2,185	$3,435	$(68)	$320	$5,876
Common stock issued (b)	2,152		28				28
Common stock repurchased (e)	(824)		(39)				(39)
Stock-based compensation			25				25
Net income				653		15	668
Dividends, dividend equivalents and distributions (c)				(377)		(15)	(392)
Other comprehensive loss					(262)		(262)
September 30, 2008	374,599	$4	$2,199	$3,711	$(330)	$320	$5,904

(a)
"Capital in excess of par value" and "Earnings reinvested" have been adjusted by $13 million to reflect the adoption of new accounting guidance.  See "New Accounting Guidance Adopted - Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" in Note 2 for additional information.

(b)
The three months ended September 30, 2009, includes common stock shares issued through the ICP, ICPKE, and DRIP.  The nine months ended September 30, 2009, includes common stock shares issued through the ICP, ICPKE, DRIP, ESOP and DDCP.  The three months ended September 30, 2008, includes common stock shares issued through the ICP and ICPKE, net of forfeitures.  The nine months ended September 30, 2008, includes common stock shares issued through the ICP, ICPKE and the 2-5/8% Convertible Senior Notes, net of forfeitures.  "Capital in excess of par value" for the nine months ended September 30, 2009, includes $7 million for a company contribution to the ESOP.

(c)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends and distributions to noncontrolling interests.

(d)	See "New Accounting Guidance Adopted - Recognition and Presentation of Other-Than-Temporary Impairments" in Note 2 regarding this cumulative effect adjustment.
(e)
In 2007, PPL's Board of Directors authorized the repurchase by PPL of up to $750 million of its common stock.  During the nine months ended September 30, 2008, PPL purchased 802,816 shares of PPL common stock for $38 million.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$26	$208	$269	$668
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $(1), $(4), $3, $(4)	18	(145)	88	(217)
Available-for-sale securities, net of tax of $(24), $10, $(35), $32	20	(7)	30	(28)
Qualifying derivatives, net of tax of $(12), $(452), $(184), $(104)	17	665	249	166
Equity investee's other comprehensive loss				(1)
Defined benefit plans:
Net actuarial gain, net of tax of $(3), $(3)	4		4
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $(1), $(1)	2		2
Qualifying derivatives, net of tax of $(91), $137, $(158), $135	127	(203)	224	(204)
Defined benefit plans:
Prior service costs, net of tax of $(2), $(1), $(6), $(6)	4	5	10	12
Net actuarial loss, net of tax of $(1), $(2), $(4)		3	2	9
Transition obligation			1	1
Total other comprehensive income (loss) attributable to PPL Corporation	192	318	610	(262)
Comprehensive income	218	526	879	406
Comprehensive income attributable to noncontrolling interests	6	5	15	15
Comprehensive income attributable to PPL Corporation	$212	$521	$864	$391

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Wholesale energy marketing
Realized	$999	$748	$2,564	$1,610
Unrealized economic activity (Note 14)	(307)	1,157	(67)	361
Wholesale energy marketing to affiliate	445	453	1,353	1,370
Utility	165	195	496	647
Unregulated retail electric and gas	34	43	108	110
Net energy trading margins	7	(132)	2	(82)
Energy-related businesses	113	146	312	389
Total Operating Revenues	1,456	2,610	4,768	4,405

Operating Expenses
Operation
Fuel	264	305	708	734
Energy purchases
Realized	721	456	1,956	996
Unrealized economic activity (Note 14)	(79)	1,020	255	157
Energy purchases from affiliate	19	29	59	87
Other operation and maintenance	228	285	778	832
Depreciation	83	79	236	237
Taxes, other than income	23	26	64	70
Energy-related businesses	106	136	292	360
Total Operating Expenses	1,365	2,336	4,348	3,473

Operating Income	91	274	420	932

Other Income - net	9	6	32	25

Other-Than-Temporary Impairments		6	18	16

Interest Income from Affiliates		4	2	11

Interest Expense	74	87	197	233

Income from Continuing Operations Before Income Taxes	26	191	239	719

Income Taxes	17	33	41	213

Income from Continuing Operations After Income Taxes	9	158	198	506

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	(24)	3	(53)	17

Net Income (Loss)	(15)	161	145	523

Net Income Attributable to Noncontrolling Interests	1		1	1

Net Income (Loss) Attributable to PPL Energy Supply	$(16)	$161	$144	$522

Amounts Attributable to PPL Energy Supply:
Income from Continuing Operations After Income Taxes	$8	$158	$197	$505
Income (Loss) from Discontinued Operations (net of income taxes)	(24)	3	(53)	17
Net Income (Loss)	$(16)	$161	$144	$522

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$145	$523
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	237	240
Amortization	52	51
Defined benefits	(64)	(61)
Deferred income taxes and investment tax credits	77	31
Impairment of assets	105	49
Unrealized (gains) losses on derivatives, and other hedging activities	257	(86)
Other	7	50
Change in current assets and current liabilities
Accounts receivable	121	164
Accounts payable	(224)	(27)
Unbilled revenue	49	(73)
Fuel, materials and supplies	(26)	(9)
Collateral on PLR energy supply to affiliate	300
Counterparty collateral deposits	326	(18)
Price risk management assets and liabilities	(215)	(60)
Other	47	50
Other operating activities
Other assets	11	14
Other liabilities	(36)	(4)
Net cash provided by operating activities	1,169	834

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(619)	(761)
Expenditures for intangible assets	(60)	(276)
Proceeds from the sale of intangible assets	9	11
Purchases of nuclear plant decommissioning trust investments	(182)	(169)
Proceeds from the sale of nuclear plant decommissioning trust investments	163	149
Purchases of other investments		(47)
Proceeds from the sale of other investments	150	33
Net (increase) decrease in restricted cash and cash equivalents	170	(120)
Net increase in note receivable from affiliate	(104)	(10)
Other investing activities	(12)	2
Net cash used in investing activities	(485)	(1,188)

Cash Flows from Financing Activities
Issuance of long-term debt		699
Retirement of long-term debt	(220)	(57)
Distributions to Member	(487)	(666)
Contributions from Member	50	125
Net increase in short-term debt	25	150
Other financing activities	(10)	(8)
Net cash provided by (used in) financing activities	(642)	243

Effect of Exchange Rates on Cash and Cash Equivalents		(5)

Net Increase (Decrease) in Cash and Cash Equivalents	42	(116)
Cash and Cash Equivalents at Beginning of Period	464	355
Cash and Cash Equivalents at End of Period	$506	$239
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$506	$464
Short-term investments		150
Restricted cash and cash equivalents	146	315
Accounts receivable (less reserve: 2009, $23; 2008, $21)
Customer	172	220
Other	27	66
Unbilled revenues	362	408
Accounts receivable from affiliates	119	159
Note receivable from affiliate	104
Collateral on PLR energy supply to affiliate		300
Fuel, materials and supplies	327	301
Prepayments	35	71
Price risk management assets	1,678	1,221
Other intangibles	24	17
Assets held for sale	175
Other current assets	7	6
Total Current Assets	3,682	3,698

Investments
Equity method investments	34	47
Nuclear plant decommissioning trust funds	525	446
Other investments	17	21
Total Investments	576	514

Property, Plant and Equipment
Electric plant
Transmission and distribution	3,923	3,540
Generation	10,163	9,588
General	280	286
Electric plant in service	14,366	13,414
Construction work in progress	605	1,031
Nuclear fuel	460	428
Electric plant	15,431	14,873
Gas and oil plant	68	68
Other property	161	154
Property, plant and equipment, gross	15,660	15,095
Less: accumulated depreciation	6,087	5,935
Property, Plant and Equipment, net	9,573	9,160

Other Noncurrent Assets
Goodwill	805	763
Other intangibles	486	507
Price risk management assets	1,802	1,346
Other noncurrent assets	319	481
Total Other Noncurrent Assets	3,412	3,097

Total Assets	$17,243	$16,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt	$620	$584
Accounts payable	507	684
Accounts payable to affiliates	32	62
Taxes	60	31
Interest	111	88
Deferred revenue on PLR energy supply to affiliate	3	12
Price risk management liabilities	1,423	1,313
Counterparty collateral	348	22
Other current liabilities	294	360
Total Current Liabilities	3,398	3,156

Long-term Debt	5,019	5,196

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,580	1,110
Price risk management liabilities	927	836
Accrued pension obligations	478	556
Asset retirement obligations	398	389
Other deferred credits and noncurrent liabilities	342	414
Total Deferred Credits and Other Noncurrent Liabilities	3,725	3,305

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	5,083	4,794
Noncontrolling interests	18	18
Total Equity	5,101	4,812

Total Liabilities and Equity	$17,243	$16,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Member's equity	Non-controlling interests	Total

June 30, 2009	$4,974	$18	$4,992
Net income (loss)	(16)	1	(15)
Other comprehensive income	189		189
Contributions from member	50		50
Distributions	(114)	(1)	(115)
September 30, 2009	$5,083	$18	$5,101

December 31, 2008	$4,794	$18	$4,812
Net income	144	1	145
Other comprehensive income	582		582
Contributions from member	50		50
Distributions	(487)	(1)	(488)
September 30, 2009	$5,083	$18	$5,101

June 30, 2008	$4,514	$19	$4,533
Net income	161		161
Other comprehensive income	316		316
Contributions from member	30		30
Distributions	(99)		(99)
September 30, 2008	$4,922	$19	$4,941

December 31, 2007	$5,205	$19	$5,224
Net income	522	1	523
Other comprehensive loss	(264)		(264)
Contributions from member	125		125
Distributions	(666)	(1)	(667)
September 30, 2008	$4,922	$19	$4,941

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(15)	$161	$145	$523
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $(1), $(4), $3, $(4)	18	(145)	88	(217)
Available-for-sale securities, net of tax of $(23), $10, $(35), $32	21	(8)	31	(28)
Qualifying derivatives, net of tax of $(14), $(452), $(168), $(103)	18	668	225	167
Equity investee's other comprehensive loss				(1)
Defined benefit plans:
Net actuarial gain, net of tax of $(1), $(1)	1		1
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $(1), $(1)	2		2
Qualifying derivatives, net of tax of $(90), $136, $(158), $133	127	(205)	225	(204)
Defined benefit plans:
Prior service costs, net of tax of $(1), $(1), $(4), $(4)	1	3	7	9
Net actuarial loss, net of tax of $(1), $(1), $(2), $(4)		3	2	9
Transition obligation, net of tax of $(1), $(1), $0	1		1	1
Total other comprehensive income (loss) attributable to PPL Energy Supply	189	316	582	(264)
Comprehensive income	174	477	727	259
Comprehensive income attributable to noncontrolling interests	1		1	1
Comprehensive income attributable to PPL Energy Supply	$173	$477	$726	$258

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Retail electric	$790	$813	$2,407	$2,463
Wholesale electric to affiliate	19	29	59	87
Total Operating Revenues	809	842	2,466	2,550

Operating Expenses
Operation
Energy purchases	30	44	93	129
Energy purchases from affiliate	445	453	1,353	1,370
Other operation and maintenance	103	102	307	306
Amortization of recoverable transition costs	73	73	227	217
Depreciation	33	32	96	97
Taxes, other than income	47	51	145	155
Total Operating Expenses	731	755	2,221	2,274

Operating Income	78	87	245	276

Other Income - net			2	4

Interest Income from Affiliate	1	1	4	5

Interest Expense	31	22	90	72

Interest Expense with Affiliate		3	1	8

Income Before Income Taxes	48	63	160	205

Income Taxes	16	22	53	72

Net Income (a)	32	41	107	133

Dividends on Preferred Securities	5	5	14	14

Net Income Available to PPL Corporation	$27	$36	$93	$119

(a)	Comprehensive income approximates net income.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2009	2008

Cash Flows from Operating Activities
Net income	$107	$133
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	96	97
Amortization of recoverable transition costs and other	242	232
Deferred income taxes and investment tax credits	(45)	(7)
Other	23	8
Change in current assets and current liabilities
Accounts receivable	4	(14)
Accounts payable	(85)	(53)
Prepayments	(46)	(34)
Unbilled revenue	50	43
Collateral on PLR energy supply from affiliate	(300)
Other	36	(20)
Other operating activities
Other assets	(2)
Other liabilities	5	18
Net cash provided by operating activities	85	403

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(186)	(193)
Net decrease in restricted cash and cash equivalents	1	41
Net decrease in note receivable from affiliate	300	147
Other investing activities	(4)	(4)
Net cash provided by (used in) investing activities	111	(9)

Cash Flows from Financing Activities
Issuance of long-term debt	298
Retirement of long-term debt	(495)	(232)
Payment of common stock dividends to PPL	(206)	(73)
Payment of dividends on preferred securities	(14)	(14)
Net decrease in short-term debt	(95)	(41)
Other financing activities	(3)
Net cash used in financing activities	(515)	(360)

Net Increase (Decrease) in Cash and Cash Equivalents	(319)	34
Cash and Cash Equivalents at Beginning of Period	483	33
Cash and Cash Equivalents at End of Period	$164	$67

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2009	December 31, 2008
Assets

Current Assets
Cash and cash equivalents	$164	$483
Restricted cash and cash equivalents	1	1
Accounts receivable (less reserve: 2009, $15; 2008, $14)
Customer	237	233
Other	4	11
Unbilled revenues	140	190
Materials and supplies	34	37
Accounts receivable from affiliates	7	8
Note receivable from affiliate		300
Prepayments	53	7
Prepayment on PLR energy supply from affiliate	3	12
Other current assets	9	13
Total Current Assets	652	1,295

Property, Plant and Equipment
Electric plant
Transmission and distribution	4,605	4,506
General	526	489
Electric plant in service	5,131	4,995
Construction work in progress	97	79
Electric plant	5,228	5,074
Other property	2	2
Property, plant and equipment, gross	5,230	5,076
Less: accumulated depreciation	1,991	1,924
Property, Plant and Equipment, net	3,239	3,152

Regulatory and Other Noncurrent Assets
Recoverable transition costs	45	281
Intangibles	136	130
Taxes recoverable through future rates	253	250
Recoverable costs of defined benefit plans	182	192
Other regulatory and noncurrent assets	116	116
Total Regulatory and Other Noncurrent Assets	732	969

Total Assets	$4,623	$5,416

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2009	December 31, 2008
Liabilities and Equity

Current Liabilities
Short-term debt		$95
Long-term debt		495
Accounts payable	$46	57
Accounts payable to affiliates	117	186
Taxes	45	65
Interest	27	29
Collateral on PLR energy supply from affiliate		300
Overcollected transmission costs	26
Customer rate mitigation prepayments	29	5
Other current liabilities	91	90
Total Current Liabilities	381	1,322

Long-term Debt	1,572	1,274

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	731	767
Accrued pension obligations	219	209
Other deferred credits and noncurrent liabilities	187	198
Total Deferred Credits and Other Noncurrent Liabilities	1,137	1,174

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	424	424
Earnings reinvested	444	557
Total Shareowners' Equity	1,533	1,646

Total Liabilities and Equity	$4,623	$5,416

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2009 and December 31, 2008.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2008 is derived from that Registrant's 2008 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in PPL Electric's 2008 Form 10-K and PPL and PPL Energy Supply's Form 8-K dated September 9, 2009.  PPL and PPL Energy Supply filed the September 2009 Form 8-K to revise certain information in the financial statements and notes in their 2008 Form 10-K to reflect discontinued operations and the retrospective application of certain accounting standards.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2009 financial statements.  For PPL and PPL Energy Supply, these changes include the impact of new accounting guidance adopted.  See Note 2 for additional information.

(PPL and PPL Energy Supply)

Discontinued Operations for the three and nine months ended September 30, 2009 and the nine months ended September 30, 2008 include activity and adjustments related to the Latin American businesses that were sold in 2007 and the remaining holding companies that were substantially dissolved in 2008.

In May 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business and related tolling agreements and expects the sale to close in late 2009 or the first quarter of 2010.  In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business and expects the sale to close in November 2009.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are classified as Discontinued Operations.  The assets and liabilities of the Long Island generation business and the majority of the Maine hydroelectric generation business expected to be sold are classified as held for sale on the Balance Sheet at September 30, 2009.

See Note 8 for additional information on the Discontinued Operations and the anticipated sales.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

(PPL)

Discontinued Operations for PPL for the three and nine months ended September 30, 2008 also include the operating activity of its natural gas distribution and propane businesses that were sold in October 2008.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in PPL Electric's 2008 Form 10-K and PPL and PPL Energy Supply's Form 8-K dated September 9, 2009, and should be read in conjunction with that discussion.

Revenue (PPL and PPL Electric)

Revenue Recognition

Beginning November 1, 2008, PPL Electric's transmission revenues were billed in accordance with a FERC tariff that utilizes a formula-based rate recovery mechanism.  The tariff allows for recovery of actual transmission costs incurred, a return on transmission plant placed in service and an incentive return on construction work in progress for FERC-approved regional transmission expansion projects.  The tariff utilizes estimated costs for the current year billing to customers and requires a true-up to adjust for actual costs in the subsequent year's rate.  In August 2009, the FERC approved this formula-based rate recovery mechanism.  As a result, the annual update of the rate is now implemented automatically without requiring specific approval by the FERC before going into effect.

During the second quarter of 2009, a true-up was recorded for the FERC formula-based transmission revenues that had been billed for the period November 1, 2008 through May 31, 2009 based on a calculation of the amounts that will be returned to customers in future rates for the required true-up to actual costs.  This amount is reflected on the Statement of Income in "Utility" revenue for PPL and in "Retail electric" for PPL Electric, and reduced revenue by $11 million and net income by $7 million for the nine months ended September 30, 2009.  The overcollected revenue and an insignificant amount of interest are being returned to customers in monthly rates between June 1, 2009 and May 31, 2010.

The $7 million after-tax true-up recorded during the second quarter of 2009 included $5 million related to prior periods ($2 million related to 2008 and $3 million related to the first quarter of 2009).  The true-up, reflected in the Pennsylvania Delivery segment for PPL, is not considered by management as material to the financial statements of PPL and PPL Electric for the year ended December 31, 2008 or the first quarter of 2009 and it is not expected to be material to the financial statements for the full year 2009.

Investments in Debt and Equity Securities (PPL, PPL Energy Supply and PPL Electric)

Investments in debt securities are classified as held-to-maturity and measured at amortized cost when there is an intent and ability to hold the securities to maturity.  Debt and equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading.  Trading securities are generally held to capitalize on fluctuations in their value.  All other investments in debt and equity securities are classified as available-for-sale.  Both trading and available-for-sale securities are carried at fair value.  The specific identification method is used to calculate realized gains and losses on debt and equity securities.  Any unrealized gains and losses on trading securities are included in earnings.  Through March 31, 2009, unrealized gains and losses on all available-for-sale securities were reported, net of tax, in OCI or recognized in earnings when the decline in fair value below amortized cost was determined to be an other-than-temporary impairment.

As described in "Recognition and Presentation of Other-Than-Temporary Impairments" within "New Accounting Guidance Adopted," new accounting guidance has modified the criteria for determining whether a decline in fair value of a debt security is other than temporary and whether the other-than-temporary impairment is recognized in earnings or reported in OCI.  Beginning April 1, 2009, when a debt security is in an unrealized loss position:

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

Equity securities were not impacted by this new accounting guidance; therefore, unrealized gains and losses on available-for-sale equity securities continue to be reported, net of tax, in OCI or recognized in earnings when a decline in fair value below amortized cost is determined to be an other-than-temporary impairment.  See Notes 13 and 18 for additional information on investments in debt and equity securities.

New Accounting Guidance Adopted (PPL, PPL Energy Supply and PPL Electric)

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

Effective January 1, 2009, PPL and its subsidiaries retrospectively adopted accounting guidance that requires an issuer to separately account for the liability and equity components of convertible debt instruments that may be settled in cash (or other assets) upon conversion in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The discount that results from separating the liability and equity components will be amortized over the life of the debt and recognized as interest expense.

This guidance was applicable to PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes), which upon conversion required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.  During 2008, all of the Convertible Senior Notes were either converted at the election of the holders or redeemed at par as a result of PPL Energy Supply calling the notes for redemption.  This guidance required only retrospective application with regard to the Convertible Senior Notes, as none of these notes were outstanding at the effective date.  The retrospective application impacted PPL in periods prior to 2006.  As such, PPL reduced the opening balance of "Earnings reinvested" by $13 million with a corresponding increase to "Capital in excess of par value."

Business Combinations

Effective January 1, 2009, PPL and its subsidiaries prospectively adopted accounting guidance that changes the accounting and reporting for business combinations occurring after its adoption.  In addition, this guidance requires entities to recognize changes in unrecognized tax benefits acquired in a business combination, including business combinations that occurred prior to January 1, 2009, in income tax expense rather than in goodwill.  The January 1, 2009 adoption did not have a significant impact on PPL and its subsidiaries; however, the impact in future periods could be material.

In the first quarter of 2009, PPL and PPL Energy Supply recorded an income tax benefit of $14 million as a result of settling an income tax dispute.  Prior to the adoption of this guidance, $7 million of this income tax benefit would have been recorded as a reduction to goodwill.

Noncontrolling Interests in Consolidated Financial Statements

Effective January 1, 2009, PPL and its subsidiaries adopted accounting guidance that was issued to improve the relevancy, comparability, and transparency of the financial information an entity provides when it has a noncontrolling interest in a subsidiary and when it changes its ownership interest in a subsidiary.  In accordance with this guidance, ownership interests in subsidiaries held by parties other than the parent are required to be presented in the consolidated statement of financial position within equity, but separate from the parent's equity, and the amount of consolidated net income attributable to the parent and to the noncontrolling interest are required to be presented on the face of the consolidated statement of income.  Additionally, this guidance modifies the accounting for changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary and for the deconsolidation of a subsidiary.  It also requires enhanced disclosures relating to noncontrolling interests.

PPL and its subsidiaries adopted this guidance prospectively except for the presentation and disclosure requirements, which required retrospective application.

At September 30, 2009 and December 31, 2008, PPL reflected PPL Electric's preferred securities of $301 million within "Noncontrolling Interests" on the Balance Sheets.  Dividend requirements of $5 million and $14 million were included in "Net Income Attributable to Noncontrolling Interests" on PPL's Statements of Income for the three and nine months ended September 30, 2009 and 2008.  In addition, at September 30, 2009 and December 31, 2008, PPL and PPL Energy Supply reflected previously recorded minority interests of $18 million within "Noncontrolling Interests" on the Balance Sheets.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

Effective January 1, 2009, PPL and its subsidiaries retrospectively adopted accounting guidance that requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be considered participating securities and to be included in the computation of EPS under the two-class method.  The two-class method treats share-based payment awards that pay nonforfeitable dividends as a separate class of stock for purposes of computing EPS.

The adoption did not have a material impact on PPL and its subsidiaries.  As a result of its application, PPL's restricted stock, restricted stock units, and stock units granted to directors are now considered participating securities; therefore, PPL is required to compute EPS under the two-class method.  The retrospective application caused PPL's basic and diluted EPS for income from continuing operations after income taxes available to PPL Corporation common shareowners to decrease by $0.01 for the nine months ended September 30, 2008, and basic EPS for net income available to PPL Corporation common shareowners to decrease by $0.01 for the same period.  See Note 4 for additional information.

Disclosures about Derivative Instruments and Hedging Activities

Effective January 1, 2009, PPL and its subsidiaries prospectively adopted accounting guidance that applies to all derivative instruments, including bifurcated derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments, as well as related hedged items. This guidance requires an entity to expand disclosures to provide greater transparency about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect its financial position, results of operations and cash flows.

The guidance was issued to provide greater transparency by enhancing existing disclosures; therefore, the adoption did not have a material impact on PPL and its subsidiaries' financial statements.  The enhanced disclosures are presented in Note 14.

Fair Value Measurements

Effective January 1, 2008, PPL and its subsidiaries adopted accounting guidance that provides a framework for measuring fair value, but elected to defer, until 2009, applying this guidance to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  Effective January 1, 2009, PPL and its subsidiaries fully applied this guidance to fair value measurement concepts used within their financial statements where applicable.

Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

Effective January 1, 2009, PPL and its subsidiaries prospectively adopted accounting guidance that applies to liabilities issued with an inseparable third-party credit enhancement when the liability is measured or disclosed at fair value on a recurring basis.  This guidance indicates that an issuer shall disclose the existence of a third-party credit enhancement, and the fair value measurement of the liability shall not include the effect of this third-party credit enhancement.

The initial adoption did not have a material impact on PPL and its subsidiaries' financial statements, as this guidance currently only impacts the fair value disclosure of certain credit-enhanced debt instruments.  See "Financial Instruments Not Recorded at Fair Value" within Note 13 for these disclosures.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

Effective April 1, 2009, PPL and its subsidiaries prospectively adopted accounting guidance that provides additional direction for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It emphasizes that the objective of a fair value measurement remains the same; that is, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.

Disclosures for earlier periods presented for comparative purposes are not required at initial adoption.  In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption.  The adoption did not have a material impact on PPL and its subsidiaries' financial statements.

Interim Disclosures about Fair Value of Financial Instruments

Effective April 1, 2009, PPL and its subsidiaries prospectively adopted accounting guidance that requires a publicly traded company to include disclosures about the fair value of certain financial instruments in interim reporting periods.

Disclosures for earlier periods presented for comparative purposes at initial adoption are not required.  In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption.  The adoption did not have a material impact on PPL and its subsidiaries' financial statements, as this guidance only impacts disclosures about the fair value of financial instruments.  See "Financial Instruments Not Recorded at Fair Value" within Note 13 for these disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments

Effective April 1, 2009, PPL and its subsidiaries retrospectively adopted accounting guidance that modifies the existing requirement that an entity have the intent and ability to hold an impaired debt security to recovery in order to conclude an impairment was temporary.  Under this guidance, an impairment of a debt security is other than temporary if (1) an entity has the intent to sell the security, (2) it is more likely than not that an entity will be required to sell the security before recovery, or (3) an entity does not expect to recover the entire amortized cost basis of the security, referred to as a credit loss.

In addition, this guidance changes the recording of an other-than-temporary impairment on a debt security if the reason for the other-than-temporary impairment is the recognition of a credit loss.  In this situation, the other-than-temporary impairment will be separated into the credit loss component, which is recognized in earnings, and the remainder of the other-than-temporary impairment, which is recorded in OCI.

For a debt security held at the beginning of the period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before recovery of its amortized cost basis, the cumulative effect of applying this guidance will be recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI.

This guidance affects the accounting for PPL's and PPL Energy Supply's investments in debt securities in the NDT funds.  Prior to its application, PPL and PPL Energy Supply were unable to demonstrate the ability to hold an impaired debt security in the NDT funds until recovery; therefore, an unrealized loss on a debt security always represented an other-than-temporary impairment that required a current period charge to earnings.  Based on the application of this guidance, certain unrealized losses on investments in debt securities are no longer considered other-than-temporary impairments and will be recorded to OCI.

Related SEC guidance was also amended to no longer apply to debt securities.  As a result of the adoption, PPL and PPL Energy Supply recorded an immaterial cumulative effect adjustment to the opening balance of retained earnings with a corresponding reduction to AOCI.

Subsequent Events

Effective for the interim periods ended June 30, 2009, PPL and its subsidiaries prospectively adopted accounting guidance that sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This guidance also sets forth recognition and disclosure requirements for events or transactions that occur after the balance sheet date, including a requirement to disclose the date through which subsequent events have been evaluated.  This guidance shall be applied to the accounting for and disclosure of subsequent events that are not within the scope of other GAAP.

The initial adoption did not have a material impact on PPL and its subsidiaries' financial statements.  See Note 21 for the disclosures required.

The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles

Beginning with the period ended September 30, 2009, PPL and its subsidiaries adopted accounting guidance that establishes the FASB Accounting Standards CodificationTM (ASC) as the primary source of authoritative GAAP, other than guidance issued by the SEC.  This guidance eliminates the previous GAAP hierarchy of accounting and reporting guidance and replaces it with two levels of literature: authoritative and non-authoritative, and organizes GAAP pronouncements in a consistent manner by accounting topic.  The adoption did not impact PPL and its subsidiaries' results of operations, cash flows or financial positions since the ASC did not change existing GAAP.

New Accounting Guidance Pending Adoption

See Note 20 for a discussion of new accounting guidance pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's Form 8-K dated September 9, 2009 for a discussion of reportable segments.  The Supply segment of PPL and PPL Energy Supply includes the elimination of intersegment transactions.

Financial data for the segments are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2009	2008	2009	2008
Income Statement Data
Revenues from external customers
Supply (a)	$841	$1,954	$2,902	$2,364
International Delivery	174	203	520	673
Pennsylvania Delivery (b)	790	814	2,407	2,464
	$1,805	$2,971	$5,829	$5,501
Intersegment revenues (c)
Supply	$445	$453	$1,353	$1,370
Pennsylvania Delivery	19	29	59	87

Net Income (Loss) Attributable to PPL
Supply (a) (d)	$(31)	$98	$(12)	$297
International Delivery (e)	24	73	173	233
Pennsylvania Delivery (b) (f)	27	32	93	123
	$20	$203	$254	$653

	September 30, 2009	December 31, 2008
Balance Sheet Data
Total assets
Supply	$12,882	$11,790
International Delivery	4,439	4,199
Pennsylvania Delivery	4,623	5,416
	$21,944	$21,405

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2009	2008	2009	2008
Income Statement Data
Revenues from external customers
Supply (a)	$1,282	$2,407	$4,248	$3,732
International Delivery	174	203	520	673
	$1,456	$2,610	$4,768	$4,405
Net Income (Loss) Attributable to PPL Energy Supply
Supply (a) (d)	$(40)	$88	$(29)	$289
International Delivery (e)	24	73	173	233
	$(16)	$161	$144	$522

	September 30, 2009	December 31, 2008
Balance Sheet Data
Total assets
Supply	$12,804	$12,270
International Delivery	4,439	4,199
	$17,243	$16,469

(a)	Includes unrealized gains and losses from economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 for additional information.
(b)
The nine months ended September 30, 2009 includes an unfavorable true-up to operating revenue of $11 million and to net income (loss) of $7 million related to the FERC formula-based transmission revenues.  See Note 2 for additional information.

(c)	See "PLR Contracts" and "NUG Purchases" in Note 11 for a discussion of the basis of accounting between reportable segments.
(d)
2009 and 2008 include the results of Discontinued Operations of the Long Island generation business and the majority of the Maine hydroelectric generation business.  See Note 8 for additional information.

(e)
The three and nine months ended September 30, 2009 and the nine months ended September 30, 2008 include the results of Discontinued Operations of the Latin American businesses.  See Note 8 for additional information.

(f)	2008 includes the results of Discontinued Operations of PPL's natural gas distribution and propane businesses. See Note 8 for additional information.

4.	Earnings Per Share

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

The basic and diluted EPS computations and reconciliations of the amounts of income and shares (in thousands) of common stock used in the calculations are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$44	$205	$307	$631
Less amounts allocated to participating securities		1	1	3
Income from continuing operations after income taxes available to PPL common shareowners	$44	$204	$306	$628

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners	$(24)	$(2)	$(53)	$22

Net income attributable to PPL	$20	$203	$254	$653
Less amounts allocated to participating securities		1	1	3
Net income available to PPL common shareowners	$20	$202	$253	$650

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	376,384	374,290	375,795	373,394
Add incremental non-participating securities:
Stock options and performance units	332	806	318	1,005
Convertible Senior Notes				585
Weighted-average shares - Diluted EPS	376,716	375,096	376,113	374,984

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.12	$0.54	$0.82	$1.68
Income (loss) from discontinued operations (net of income taxes)	(0.07)		(0.15)	0.06
Net Income	$0.05	$0.54	$0.67	$1.74

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.12	$0.54	$0.81	$1.67
Income (loss) from discontinued operations (net of income taxes)	(0.07)		(0.14)	0.06
Net Income	$0.05	$0.54	$0.67	$1.73

The following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of shares)	2009	2008	2009	2008

Stock options	2,662	662	2,315	221
Performance units		3	1	1

During the nine months ended September 30, 2008, all then - outstanding Convertible Senior Notes were either converted at the election of the holders or redeemed at par by PPL Energy Supply.  No Convertible Senior Notes were outstanding at September 30, 2008.

During the nine months ended September 30, 2009, PPL issued 479,569 shares of common stock under its stock-based compensation plans.  In addition, PPL issued 235,013 and 1,377,340 shares of common stock related to its ESOP and its DRIP.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2009	2008	2009	2008
Reconciliation of Income Taxes
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$29	$93	$148	$323
Increase (decrease) due to:
State income taxes (a) (c)	28	7	28	23
Amortization of investment tax credit	(3)	(2)	(8)	(7)
Difference related to income recognition of foreign affiliates (net of foreign income taxes) (b)	(56)	(20)	(75)	(37)
Enactment of U.K.'s Finance Act of 2008 (d)		(8)		(8)
Change in foreign tax reserves (a)	46		17	5
Foreign income tax return adjustments (c)			1	(17)
Change in federal tax reserves (a)	2		12	6
Stranded cost securitization (a)	(2)	(2)	(5)	(5)
Domestic manufacturing deduction	(3)	(6)	(10)	(13)
Federal income tax credits (e)	(1)	3	(1)	16
Other (c)	(6)	(8)	(6)	(9)
	5	(36)	(47)	(46)
Total income taxes from continuing operations	$34	$57	$101	$277

(a)
For the three months ended September 30, 2009, PPL recorded a $46 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $46 million expense reflected in "Change in foreign tax reserves" and a $2 million expense reflected in "Change in federal tax reserves," offset by a $2 million benefit in "Stranded cost securitization."

For the three months ended September 30, 2008, PPL recorded an insignificant amount related to federal, state and foreign income tax reserves, which consisted primarily of a $2 million benefit reflected in "Stranded cost securitization," offset by a $2 million expense in "State income taxes."

For the nine months ended September 30, 2009, PPL recorded a $24 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $17 million expense reflected in "Change in foreign tax reserves" and a $12 million expense reflected in "Change in federal tax reserves", offset by a $5 million benefit reflected in "Stranded cost securitization."

For the nine months ended September 30, 2008, PPL recorded an $8 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $5 million expense reflected in "Change in foreign tax reserves," a $6 million expense reflected in "Change in federal tax reserves" and a $2 million expense reflected in "State income taxes," offset by a $5 million benefit reflected in "Stranded cost securitization."

(b)
For the three and nine months ended September 30, 2009, WPD recorded a $46 million foreign tax benefit related to losses generated by restructuring.  This benefit is reflected in "Difference related to income recognition of foreign affiliates."

(c)
For the three and nine months ended September 30, 2009, PPL recorded $26 million in federal and state income tax expense from filing certain 2008 income tax returns, which consisted of a $28 million expense reflected in "State income taxes," offset by a $2 million federal benefit reflected in "Other."  In addition, for the nine months ended September 30, 2009, $1 million of expense relating to the filing of 2008 foreign income tax returns was reflected in "Foreign income tax return adjustments."

The $26 million in federal and state income tax expense was a result of PPL receiving consent from the IRS in the third quarter of 2009 to change its method of accounting for certain expenditures for tax purposes.  PPL deducted the resulting IRC Sec. 481 amount on its 2008 federal income tax return and reduced the federal income tax benefits related to the domestic manufacturing deduction and certain state tax benefits related to state net operating losses.

For the nine months ended September 30, 2008, PPL recorded a $17 million foreign income tax benefit as a result of filing the 2007 income tax returns, which is reflected in "Foreign income tax return adjustments."

(d)
The U.K.'s Finance Act 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL recorded an $8 million deferred tax benefit for the three and nine months ended September 30, 2008 related to the reduction in its deferred tax liabilities.

(e)	In March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

PPL has evaluated the impact of the change in its estimated projected annual effective tax rate for 2009.  The impact of the change in the effective tax rate for prior periods reduced income tax expense for the three months ended September 30, 2009 by $12 million ($0.03 per share, basic and diluted).

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2009	2008	2009	2008
Reconciliation of Income Taxes
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$9	$67	$84	$252
Increase (decrease) due to:
State income taxes (c)	23	4	21	18
Amortization of investment tax credit	(2)	(2)	(6)	(6)
Difference related to income recognition of foreign affiliates (net of foreign income taxes) (b)	(56)	(20)	(75)	(37)
Enactment of the U.K.'s Finance Act 2008 (d)		(8)		(8)
Change in foreign tax reserves (a)	46		17	5
Foreign income tax return adjustments (c)			1	(17)
Change in federal tax reserves (a)	2	1	5	7
Domestic manufacturing deduction	(3)	(6)	(10)	(13)
Federal income tax credits (e)	(1)	3	(1)	16
Other (c)	(1)	(6)	5	(4)
	8	(34)	(43)	(39)
Total income taxes from continuing operations	$17	$33	$41	$213

(a)
For the three months ended September 30, 2009, PPL Energy Supply recorded a $48 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $46 million expense reflected in "Change in foreign tax reserves" and a $2 million federal expense reflected in "Change in federal tax reserves."

For the three months ended September 30, 2008, PPL Energy Supply recorded a $1 million federal expense reflected in "Change in federal tax reserves."

For the nine months ended September 30, 2009, PPL Energy Supply recorded a $22 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $17 million expense reflected in "Change in foreign tax reserves," and a $5 million expense reflected in "Change in federal tax reserves."

For the nine months ended September 30, 2008, PPL Energy Supply recorded a $12 million expense related to federal, state and foreign income tax reserves, which consisted primarily of a $7 million expense reflected in "Change in federal tax reserves" and a $5 million expense reflected in "Change in foreign tax reserves."

(b)
For the three and nine months ended September 30, 2009, WPD recorded a $46 million foreign tax benefit related to losses generated by restructuring.  This benefit is reflected in "Difference related to income recognition of foreign affiliates."

(c)
For the three and nine months ended September 30, 2009, PPL Energy Supply recorded $26 million in federal and state income tax expense from filing certain 2008 income tax returns, which consisted of a $28 million expense reflected in "State income taxes," offset by a $2 million federal benefit reflected in "Other."  In addition, for the nine months ended September 30, 2009, $1 million of expense related to the filing of 2008 foreign income tax returns is reflected in "Foreign income tax return adjustments."

The $26 million in federal and state income tax expense was a result of PPL receiving consent from the IRS in the third quarter of 2009 to change its method of accounting for certain expenditures for tax purposes.  PPL deducted the resulting IRC Sec. 481 amount on its 2008 federal income tax return and reduced the federal income tax benefits related to the domestic manufacturing deduction and certain state tax benefits related to state net operating losses.

For the nine months ended September 30, 2008, PPL Energy Supply recorded a $17 million foreign income tax benefit as a result of filing the 2007 income tax returns, which is reflected in "Foreign income tax return adjustments."

(d)
The U.K.'s Finance Act 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL Energy Supply recorded an $8 million deferred tax benefit for the three and nine months ended September 30, 2008 related to the reduction in its deferred tax liabilities.

(e)	In March 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 10 for additional information.

PPL Energy Supply has evaluated the impact of the change in its estimated projected annual effective tax rate for 2009.  The impact of the change in the effective tax rate for prior periods reduced income tax expense for the three months ended September 30, 2009 by $14 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Electric	2009	2008	2009	2008
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$17	$22	$56	$72
Increase (decrease) due to:
State income taxes (a) (b)	4	3	8	9
Amortization of investment tax credit		(1)	(1)	(2)
Stranded cost securitization (a)	(2)	(2)	(5)	(5)
Other (a)	(3)		(5)	(2)
	(1)		(3)
Total income taxes	$16	$22	$53	$72

(a)	For the three months ended September 30, 2009, PPL Electric recorded a $2 million benefit in state income tax reserves reflected in "Stranded cost securitization."

For the three months ended September 30, 2008, PPL Electric recorded a $1 million benefit in federal and state income tax reserves, which consisted primarily of $2 million benefit reflected in "Stranded cost securitization," offset by $1 million expense reflected in "State income taxes."

For the nine months ended September 30, 2009, PPL Electric recorded a $5 million benefit in state income tax reserves reflected in "Stranded cost securitization."

For the nine months ended September 30, 2008, PPL Electric recorded a $4 million benefit in federal and state income tax reserves, which consisted primarily of a $5 million benefit reflected in "Stranded cost securitization" and a $1 million federal benefit reflected in "Other," offset by a $2 million expense reflected in "State income taxes."

(b)
For the three and nine months ended September 30, 2009, PPL Electric recorded $1 million in federal and state income tax expense from filing the 2008 income tax returns, which consisted primarily of a $1 million expense reflected in "State income taxes."

Unrecognized Tax Benefits

Changes to unrecognized tax benefits were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
PPL
Beginning of period (a)	$173	$217	$202	$204
Additions based on tax positions of prior years		3	14	37
Reductions based on tax positions of prior years	(1)	(3)	(1)	(13)
Additions based on tax positions related to the current year	47	2	50	9
Settlements			(40)	(12)
Lapse of applicable statutes of limitations	(2)	(2)	(6)	(6)
Effects of foreign currency translation		(6)	(2)	(8)
End of period	$217	$211	$217	$211

PPL Energy Supply
Beginning of period (a)	$82	$130	$119	$130
Additions based on tax positions of prior years		3	2	20
Reductions based on tax positions of prior years	(1)	(3)	(1)	(10)
Additions based on tax positions related to the current year	47	2	50	6
Settlements			(40)	(12)
Effects of foreign currency translation		(6)	(2)	(8)
End of period	$128	$126	$128	$126

PPL Electric
Beginning of period	$80	$81	$77	$68
Additions based on tax positions of prior years			7	17
Reductions based on tax positions of prior years				(3)
Additions based on tax positions related to the current year				3
Lapse of applicable statutes of limitations	(2)	(2)	(6)	(6)
End of period	$78	$79	$78	$79
(a)	The beginning-of-period balance for the nine months ended September 30, 2008 includes a $15 million adjustment to exclude recognized uncertain tax positions from unrecognized tax benefits.

At September 30, 2009, the total unrecognized tax benefits and related indirect effects that if recognized would decrease the effective tax rate were:

	PPL	PPL Energy Supply	PPL Electric

Total unrecognized tax benefits	$217	$128	$78
Unrecognized tax benefits associated with taxable or deductible temporary differences	(35)	2	(37)
Total indirect effect of unrecognized tax benefits on other tax jurisdictions	(43)	(16)	(25)
Total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate	$139	$114	$16

At September 30, 2009, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $11 million or decrease by up to $148 million for PPL, increase by as much as $11 million or decrease by up to $127 million for PPL Energy Supply and decrease by up to $9 million for PPL Electric.  These increases and decreases could result from subsequent recognition, derecognition and/or changes in measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At September 30, 2009, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $41 million, $31 million and $6 million.  At December 31, 2008, PPL, PPL Energy Supply and PPL Electric had accrued interest of $35 million, $28 million and $7 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  The following amounts of interest were recognized.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

PPL	$4		$6	$1
PPL Energy Supply	3	$(1)	3	(1)
PPL Electric		1	(1)	2

For PPL, PPL Energy Supply and PPL Electric, the changes during the three and nine months ended September 30, 2009 were primarily the result of additional interest accrued or reversed related to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

6.	Workforce Reduction

(PPL, PPL Energy Supply and PPL Electric)

In February 2009, PPL announced workforce reductions that resulted in the elimination of approximately 200 management and staff positions across PPL's domestic operations, or approximately 6% of PPL's non-union, domestic workforce.  The workforce reduction was completed during the third quarter of 2009, although a majority of the affected employees were separated during the first quarter.  The charges noted below consisted primarily of enhanced pension and severance benefits under PPL's Pension Plan and Separation Policy and were recorded to "Other operation and maintenance" expense on the Statement of Income.

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

7.	Credit Arrangements and Financing Activities

Credit Arrangements

(PPL and PPL Energy Supply)

PPL Energy Supply had the following credit facilities in place at September 30, 2009:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities
364-day Syndicated Credit Facility (a)	Sept-10	$400			$400
364-day Bilateral Credit Facility (b)	Mar-10	200	n/a	$4	196
5-year Structured Credit Facility (c)	Mar-11	300	n/a	230	70
5-year Syndicated Credit Facility (d)	June-12	3,225	$285	455	2,485
Total PPL Energy Supply Domestic Credit Facilities		$4,125	$285	$689	$3,151

WPD Credit Facilities
WPDH Limited 5-year Syndicated Credit Facility (e)	Jan-13	£150	£127	n/a	£23
WPD (South West) 3-year Syndicated Credit Facility (f)	July-12	210	54	n/a	156
WPD (South West) Uncommitted Credit Facilities (g)		60	21	n/a	39
WPD (South West) Letter of Credit Facility	Mar-10	3	n/a	£3
Total WPD Credit Facilities (h)		£423	£202	£3	£218

(a)
In September 2009, PPL Energy Supply's 364-day syndicated credit facility was amended and restated.  The amendment included extending the expiration date from September 2009 to September 2010, increasing the capacity from $385 million to $400 million and limiting the amount of letters of credit that may be issued.  Under this facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue up to $200 million of letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

(b)
In March 2009, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date from March 2009 to March 2010 and reducing the capacity from $300 million to $200 million.  Under this facility, PPL Energy Supply can request the bank to issue letters of credit but cannot make cash borrowings.

(c)
Under this facility, PPL Energy Supply has the ability to request the lenders to issue letters of credit but cannot make cash borrowings.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related, $300 million five-year credit agreement, also expiring in March 2011.

(d)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The borrowing outstanding at September 30, 2009 bears interest at 0.91%.

(e)
Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's public debt rating.  The cash borrowings outstanding at September 30, 2009 were comprised of a USD-denominated borrowing of $181 million, which equated to £107 million at the time of borrowing and bears interest at approximately 1.55%, and a GBP-denominated borrowing of £20 million, which bears interest at approximately 1.62%.

(f)
In July 2009, WPD (South West) terminated its £150 million five-year syndicated credit facility, which was to expire in October 2009, and replaced it with a new £210 million three-year syndicated credit facility expiring in July 2012.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  The new facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its regulatory asset base, in each case calculated in accordance with the credit facility.

Borrowings under this facility bear interest at LIBOR-based rates plus a margin.  The borrowing outstanding at September 30, 2009 bears interest at approximately 3.04%.

(g)	The weighted-average interest rate on the borrowings outstanding under these facilities at September 30, 2009 was 1.28%.

(h)	At September 30, 2009, the unused capacity of the WPD credit facilities was approximately $355 million.

PPL Energy Supply closed its commercial paper program in January 2009.

(PPL and PPL Electric)

PPL Electric had the following credit facilities in place at September 30, 2009:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	May-12	$190		$5	$185
Asset-backed Credit Facility (b)	Jul-10	150		n/a	150
Total PPL Electric Credit Facilities		$340		$5	$335

(a)
Under this facility, PPL Electric has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

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

At September 30, 2009 and December 31, 2008, $228 million and $76 million of accounts receivable and $136 million and $170 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged, $150 million was available for borrowing at September 30, 2009.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

In July 2009, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2010.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's five-year syndicated credit facility that expires in May 2012 based on available capacity.  PPL Electric had no commercial paper outstanding at September 30, 2009.

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

Financing Activities

(PPL)

In March 2009, PPL Capital Funding retired the entire $201 million of its 4.33% Notes Exchange Series A upon maturity.

(PPL and PPL Energy Supply)

In March 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes in order to reduce future interest expense.  Pursuant to the offers, PPL Energy Supply purchased approximately $100 million aggregate principal amount of its 6.00% Senior Notes due 2036 for $77 million, plus accrued interest, and approximately $150 million aggregate principal amount of its 6.20% Senior Notes due 2016 for $143 million, plus accrued interest.  In connection with the extinguishment of these notes, PPL and PPL Energy Supply recorded a net gain of $25 million, which is reflected in "Other Income - net" on the Statement of Income for the nine months ended September 30, 2009.  PPL recorded an additional net gain of $4 million in "Other Income - net" as a result of reclassifying gains and losses on related cash flow hedges from AOCI into earnings.

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued by the PEDFA in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.  The refundings of the bonds were effected by the ultimate distribution of $231 million by the PEDFA to the bond holders, including PPL Investment Corp.  As a result of the refundings of the bonds, PPL Investment Corp. received proceeds of $150 million, which is reflected as a cash flow from investing activities on the Statement of Cash Flows for PPL and PPL Energy Supply for the nine months ended September 30, 2009.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bore interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bore interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds are in a weekly interest rate mode, bearing interest at 0.30% at September 30, 2009.

PPL Energy Supply elected to change the interest rate mode on the Series 2009A and Series 2009B bonds to a commercial paper rate mode upon expiration of the initial rate period for each series.  The Series 2009A bonds were remarketed in a commercial paper rate mode in July 2009 and bear interest at 0.90% through December 9, 2009.  The Series 2009B bonds were remarketed in a commercial paper rate mode in October 2009 and bear interest at 0.50% through March 31, 2010.  At the end of each commercial paper rate period, the bonds will be remarketed based upon an interest rate mode elected by PPL Energy Supply.

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

Separate letters of credit were issued under PPL Energy Supply's $3.2 billion five-year syndicated credit facility to the trustee in support of each series of bonds.  The letters of credit permit the trustee to draw amounts to pay principal of and interest on, and the purchase price of, the Series 2009A, Series 2009B and Series 2009C bonds when due.  PPL Energy Supply is required to reimburse any draws on the letters of credit within one business day of such draw.

(PPL and PPL Electric)

In May 2009, PPL Electric issued $300 million of 6.25% First Mortgage Bonds due 2039 (6.25% Bonds).  The 6.25% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $296 million, net of a discount and underwriting fees, from the issuance of the 6.25% Bonds.  Approximately $86 million of the proceeds were used in August 2009 to partially fund the repayment at maturity of $486 million aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1/4% Series.  The balance of such repayment was funded from the issuance in October 2008 of $400 million of 7.125% Senior Secured Bonds due 2013.  The balance of the proceeds from the issuance of the 6.25% Bonds was used for general corporate purposes, including capital expenditures.

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

(PPL Energy Supply)

During the nine months ended September 30, 2009, PPL Energy Supply distributed $487 million to its parent company, PPL Energy Funding, and received cash capital contributions of $50 million.

(PPL Electric)

During the nine months ended September 30, 2009, PPL Electric paid common stock dividends of $206 million to PPL.

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

Domestic

License Renewals (PPL and PPL Energy Supply)

In 2006, PPL Susquehanna applied to the NRC for 20-year license renewals for each of the Susquehanna units to extend their expiration dates to 2042 for Unit 1 and to 2044 for Unit 2.  A final decision on the license renewal is expected to be issued in December 2009.  Through September 30, 2009, PPL and PPL Energy Supply capitalized $17 million of license renewal costs, which are included in "Other intangibles" within "Other Noncurrent Assets" on the Balance Sheets.

Development

(PPL and PPL Energy Supply)

In April 2009, PPL announced that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  The previous application had been withdrawn in December 2008 due to economic conditions at the time.  PPL reconsidered this project in light of the availability of tax incentives and potential federal loan guarantees under the Economic Stimulus Package.  The expansion project has an expected capital cost of approximately $440 million.  PPL could begin construction in 2009, with commercial operations scheduled to start in 2013.  PPL's ability and decision whether to proceed with the Holtwood facility expansion is subject to certain government approvals in addition to the FERC license amendment, the availability of certain federal economic stimulus incentives, as well as negotiation of acceptable construction and other related contracts.  PPL cannot predict whether the Holtwood facility expansion will ultimately proceed to completion.  A PPL subsidiary has submitted applications to the DOE for a federal loan guarantee for the Holtwood expansion project.

In March 2009, PPL Montana received FERC approval for its request to redevelop the Rainbow hydroelectric facility, near Great Falls, Montana, for a total plant capacity of approximately 60 MW (representing an increase of 28 MW).  The redevelopment project has an expected capital cost of $230 million.  Construction began in October 2009, with commercial operations scheduled to start in 2012.  A PPL subsidiary has submitted an application to the DOE for a federal loan guarantee for the Rainbow redevelopment project.

In 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The total expected capacity increase is 159 MW, of which PPL Susquehanna's 90% ownership share is 143 MW.  The first uprate for Unit 1 totaling 50 MW was completed in 2008.  The second uprate for Unit 1 will be completed in 2010.  The first uprate for Unit 2 totaling 60 MW was completed in 2009, and the second uprate will be completed in 2011.  PPL Susquehanna's share of the remaining total increase is 44 MW.  PPL Susquehanna's share of the expected capital cost for all these uprates is $345 million.

In October 2008, PPL submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to PPL's Susquehanna plant.  The COLA was formally docketed and accepted for review by the NRC in December 2008.  The NRC is now reviewing the COLA and issuing numerous and detailed requests for additional information to which PPL must respond.  In May 2009, the NRC published its official review schedule that culminates with the issuance of Bell Bend's final safety evaluation report in March 2012, after which public hearings will be held that may take up to a year before Bell Bend's license can be issued.

In September 2008, a PPL subsidiary submitted Part I of an application to the DOE for a federal loan guarantee for Bell Bend.  The subsidiary submitted Part II of the loan guarantee application in December 2008.  There is considerable uncertainty about the likelihood of DOE financial support for the project due to the current level of appropriations available to the DOE for this purpose ($18.5 billion appropriated by the U.S. Congress at September 30, 2009) and the number of projects competing for those resources.  In June 2009, the DOE announced that it is working to finalize loan guarantees related to four projects, none of which was Bell Bend.  None of the ten applicants who submitted Part II applications has been formally eliminated by the DOE; however, the DOE noted that the currently available funds would not likely be enough for more than four applicants.

PPL's subsidiary submits quarterly application updates for Bell Bend to the DOE in order to remain active in the loan application process.  PPL cannot predict whether additional appropriations will be made for the DOE loan guarantee program, which proposed nuclear projects will ultimately be granted DOE loan guarantees, or the specific impact of these and other factors on the potential construction of the Bell Bend project.

PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed to construction absent a joint arrangement with other interested parties and without a federal loan guarantee or other acceptable financing structures.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $90 million on the COLA and other permits necessary for construction.  Through September 30, 2009, $71 million of costs associated with the licensing effort were capitalized and are included in "Other intangibles" within "Other Noncurrent Assets" on the Balance Sheets.

(PPL and PPL Electric)

In June 2007, the PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that has been identified as essential to long-term reliability of the mid-Atlantic electricity grid.  The PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  The PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company (PSE&G) to construct the portion of the line in New Jersey, in each case by June 1, 2012.  PPL Electric's estimated share of the project costs at September 30, 2009 was $510 million.

This project is pending certain regulatory approvals.  PPL Electric has identified the approximately 100-mile route for the Pennsylvania portion of the line, and in January 2009 filed an application with the PUC to site and construct the Pennsylvania portion of the line.  Review by the PUC is anticipated to be completed by the end of January 2010.  PSE&G has filed an application with the New Jersey Board of Public Utilities for approval of the New Jersey portion of the line.  In addition, both companies are working with the National Park Service to obtain any required approvals to route the line through the Delaware Water Gap National Recreation Area.  PPL Electric cannot predict the ultimate outcome or timing of these or other approvals.  However, any significant delays in the approval process could adversely affect the PJM-directed in-service date and projected costs of the line.  PPL Electric also cannot predict what action, if any, the PJM might take in the event of a delay to its scheduled in-service date for the new line.

Discontinued Operations

(PPL and PPL Energy Supply)

Anticipated Sale of Long Island Generation Business

As a result of management's ongoing strategic review of PPL's non-core asset portfolio, in May 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business, which is included in the Supply segment, for approximately $135 million in cash, adjusted for working capital at the sale date and subject to reduction monthly, effective September 1, 2009.  The Long Island Power Authority has contracted with PPL Energy Supply subsidiaries to purchase all of the Long Island generation business' capacity and ancillary services as part of tolling agreements that expire in 2017 and 2018.  Each agreement is considered to contain a lease for accounting purposes.  The Shoreham plant lease is classified as a direct-financing lease and the Edgewood plant lease is classified as an operating lease.  See Note 19 for additional information on these leases.  These tolling agreements will be transferred to the new owner upon completion of the sale.

The Long Island generation business met the held for sale criteria in the second quarter of 2009.  As a result, net assets held for sale with a carrying amount of $189 million were written down to their estimated fair value (less cost to sell) of $137 million at June 30, 2009, resulting in a pre-tax impairment charge of $52 million ($34 million after tax).  At September 30, 2009, the estimated fair value (less cost to sell) was remeasured and an additional impairment of $5 million ($3 million after tax) was recorded.  The impairment charge recognized in the third quarter of 2009 had no significant impact on earnings, as such amounts were substantially offset by tolling revenues from the Long Island generation assets.  These charges are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income for the three and nine months ended September 30, 2009.  Closing of the sale is subject to the receipt of various state and federal regulatory approvals and third-party consents, most of which have been received, and is expected to occur in late 2009 or in the first quarter of 2010.

Following are the components of the results of operations that are included in Discontinued Operations in the Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating revenues	$7	$8	$18	$21
Operating expenses (a)	7	3	62	6
Operating income (loss)		5	(44)	15
Interest expense (b)		1	2	2
Income (loss) before income taxes		4	(46)	13
Income taxes	1	2	(15)	5
Income (Loss) from Discontinued Operations	$(1)	$2	$(31)	$8

(a)	The three and nine months ended September 30, 2009 include impairments to the carrying value of the Long Island generation business.
(b)	Represents allocated interest expense based upon debt attributable to PPL's Long Island generation business.

The major classes of assets and liabilities reported as held for sale on the Balance Sheet at September 30, 2009 were $42 million of PP&E and a $90 million net investment in a direct-financing lease (corresponding amounts at December 31, 2008, were $88 million of PP&E and a $104 million net investment in a direct-financing lease, which have not been reclassified on the Balance Sheet as of that date).

Anticipated Sale of Maine Hydroelectric Generation Business

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its nine hydroelectric dams in Maine.  Under the agreement, a non-profit organization designated by the coalition received a five-year option to purchase the dams for $25 million, and if the option was exercised PPL Maine would receive rights to increase energy output at its other Maine hydroelectric dams.  The coalition has announced plans to remove or bypass the dams subject to the agreement in order to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  In June 2008, the coalition notified PPL Maine of its intent to exercise the purchase option.  The agreement requires updates to the representations and warranties in the purchase and sale agreement, and several approvals by the FERC and other regulatory agencies.  In November 2008, PPL Maine and the coalition filed a request with FERC, the U.S. Army Corps of Engineers and the Maine DEP to approve the transfer of ownership for the three dams.  Certain of these required regulatory approvals have been obtained, but PPL cannot predict whether or when all of them will be obtained.  As a result, these three Maine hydroelectric dams did not meet the held for sale criteria at September 30, 2009.

In July 2009, indirectly related to the above potential sale and as a result of management's ongoing strategic review of PPL's non-core asset portfolio, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business for approximately $95 million in cash.  The portion of the business being sold, which is included in the Supply segment, includes five hydroelectric facilities and PPL's 50% equity interest in the owner of a sixth hydroelectric facility, which has been accounted for as an equity investment, as well as the rights to increase energy output at these facilities if the potential sale discussed above is completed.  PPL's interest in these six facilities represents a total of 30 MW of electric generating capacity.  Of the sales price, $14 million is contingent consideration that would be realized upon completion of the potential sale of PPL Maine's three other hydroelectric facilities noted above.  The majority of the Maine hydroelectric generation business met the held for sale criteria in the second quarter of 2009.  PPL expects this sale to close in November 2009 and expects to record a gain on the transaction.

Following are the components of the results of operations that are included in Discontinued Operations in the Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating revenues	$3	$3	$6	$9
Operating expenses	1	1	3	3
Operating income	2	2	3	6
Other income-net	1		2	1
Interest expense (a)	1		1
Income before income taxes	2	2	4	7
Income taxes	1	1	2	3
Income from Discontinued Operations	$1	$1	$2	$4

(a)	Represents allocated interest expense based upon debt attributable to the Maine hydroelectric generation business being sold.

The major classes of assets reported as held for sale on the Balance Sheet at September 30, 2009 were $23 million of PP&E and a $19 million equity method investment (corresponding amounts at December 31, 2008 were substantially the same, but have not been reclassified on the Balance Sheet as of that date).

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

In 2009, PPL identified a correction to the previously computed tax bases of the Latin American businesses.  The most significant adjustment related to the sale of the El Salvadoran business and was largely due to returns of capital in certain prior years that had not been reflected in the calculated tax basis.  During the three and nine months ended September 30, 2009, PPL and PPL Energy Supply recorded $24 million of additional income tax expense, which is reflected on the Statement of Income in "Income (Loss) from Discontinued Operations (net of income taxes)."  The additional expense is not considered by management to be material to the financial statements of PPL and PPL Energy Supply for the year ended 2007 and is not expected to be material to the financial statements for the full year 2009.

Following are the components of Discontinued Operations on the Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating expenses				$2
Operating loss				(2)
Other income - net				(1)
Loss before income taxes				(3)
Income taxes (a)	$24		$24	(8)
Income (Loss) from Discontinued Operations	$(24)		$(24)	$5

(a)	The nine months ended September 30, 2008 include $6 million from the recognition of a previously unrecognized tax benefit associated with a prior period tax position.

(PPL)

Sale of Gas and Propane Businesses

In October 2008, PPL completed the sale of its natural gas distribution and propane businesses, which were included in the Pennsylvania Delivery segment.  In the third quarter of 2008, PPL Gas Utilities paid a $3 million ($2 million after tax) premium to prepay the entire $10 million aggregate principal amount of its 8.70% Senior Notes due December 2022.  In the first quarter of 2009, PPL recognized an insignificant charge in Discontinued Operations in connection with the settlement of a working capital adjustment.

Following are the components of the results of operations that are included in Discontinued Operations in the Statements of Income.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008

Operating revenues	$26	$162
Operating expenses (a)	32	148
Operating income (loss)	(6)	14
Other income - net	(3)	(3)
Interest expense (b)	1	4
Income (loss) before income taxes	(10)	7
Income taxes	(5)	2
Income (Loss) from Discontinued Operations	$(5)	$5

(a)	The three and nine months ended September 30, 2008 includes $3 million and $4 million of impairment charges.
(b)
The three and nine months ended September 30, 2008 includes $1 million and $3 million of allocated interest expense based upon debt attributable to PPL's natural gas distribution and propane businesses.

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	Domestic		WPD		Domestic		WPD
	2009	2008	2009	2008	2009	2008	2009	2008
PPL
Service cost	$15	$15	$3	$4	$45	$45	$7	$12
Interest cost	36	34	40	49	108	103	114	147
Expected return on plan assets	(43)	(44)	(49)	(60)	(127)	(133)	(139)	(180)
Amortization of:
Transition asset	(1)	(1)			(3)	(3)
Prior service cost	5	5	1	2	15	15	3	4
Actuarial (gain) loss		(2)		4	2	(6)	2	14
Net periodic defined benefit costs (credits) prior to special termination benefits	12	7	(5)	(1)	40	21	(13)	(3)
Special termination benefits (a)					9
Net periodic defined benefit costs (credits)	$12	$7	$(5)	$(1)	$49	$21	$(13)	$(3)

PPL Energy Supply
Service cost	$1	$1	$3	$4	$3	$3	$7	$12
Interest cost	2	2	40	49	5	5	114	147
Expected return on plan assets	(2)	(2)	(49)	(60)	(5)	(6)	(139)	(180)
Amortization of:
Prior service cost			1	2			3	4
Actuarial loss	1			4	2		2	14
Net periodic defined benefit costs (credits)	$2	$1	$(5)	$(1)	$5	$2	$(13)	$(3)

(a)	Relates to the 2009 workforce reduction. See Note 6 for additional information.

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
PPL
Service cost	$2	$2	$5	$6
Interest cost	7	9	21	25
Expected return on plan assets	(5)	(5)	(13)	(15)
Amortization of:
Transition obligation	3	2	7	6
Prior service cost	2	2	6	7
Actuarial loss	1	1	2	3
Net periodic defined benefit costs	$10	$11	$28	$32

Expected Cash Flows - Domestic Defined Benefit Plans

(PPL)

PPL's domestic subsidiaries now expect to contribute approximately $54 million to their pension plans in 2009, which includes $8 million contributed in the third quarter of 2009 to a pension plan primarily covering PPL Montana employees.

(PPL Energy Supply)

In the third quarter of 2009, PPL Energy Supply contributed $8 million to a pension plan primarily covering PPL Montana employees.

10.	Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, limestone, natural gas, oil and nuclear fuel and extend through 2019.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas.  The long-term natural gas storage contracts extend through 2013, and the long-term natural gas transportation contracts extend through 2032.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend through 2017, excluding long-term power purchase agreements that extend through 2027 for the full output of two wind farms.

(PPL and PPL Electric)

In 2007, PPL Electric began to conduct competitive solicitations to purchase electricity generation supply in 2010, after its existing PLR contract expires, for customers who do not choose a competitive supplier.  A total of six auctions were conducted, each for 850 MW of expected generation supply.  These solicitations were completed in October 2009.  Average generation supply prices (per MWh) for all six solicitations, including Pennsylvania gross receipts tax and an adjustment for line losses, were $99.48 for residential customers and $100.52 for small commercial and small industrial customers.

In October 2009, PPL Electric purchased 2010 supply for fixed-price default service to large commercial and large industrial customers who elect to take that service.  Later in 2009, PPL Electric also will purchase supply to provide hourly default service to large commercial and industrial customers in 2010.

In August 2008, PPL Electric filed a request with the PUC to approve its plan to purchase the PLR electricity supply that PPL Electric will need for January 2011 through May 2014.  In November 2008, PPL Electric proposed several amendments to its plan to reflect passage of Pennsylvania Act 129 (Act 129), including reducing the term by one year to May 2013.  In June 2009, PPL Electric received approval from the PUC on its purchase plan and in August and October 2009, PPL Electric conducted the first two of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases for customer supply, including contracts for load-following, spot, block and alternative energy credits.  See Note 15 in PPL Electric's 2008 Form 10-K and PPL's Form 8-K dated September 9, 2009 for additional information on the original proposed plan and subsequent modifications.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for certain of its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend through 2023.  All long-term contracts were executed at prices approximating market prices at the time of execution.  Also, PPL Energy Supply has entered into full-requirement and retail sales contracts with various counterparties.  These contracts extend through 2019.

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

The Kerr Dam Project license (50-year term) was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and requires Montana Power to hold and operate the project for 30 years.  The license requires Montana Power, and subsequently PPL Montana as a result of the purchase of its Kerr Dam from Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and their habitats.  Under this arrangement, PPL Montana has a remaining commitment to spend $12 million between 2009 and 2015, in addition to the annual rent it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs are periodically updated and renewed and require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitats, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under these arrangements, PPL Montana has a remaining commitment to spend $37 million between 2009 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

(PPL and PPL Energy Supply)

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of Montana Power shareholders against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power failed to obtain shareholder approval for the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale "was null and void ab initio."  Among the remedies sought by the plaintiffs is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division.  Settlement discussions resumed in June 2009.  A tentative settlement of this lawsuit has been reached under which plaintiffs will receive approximately $115 million.  Under the tentative settlement, PPL Montana is not required to pay any portion of this settlement amount.  The tentative settlement is scheduled to be filed with the judge in November 2009.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

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

PPL Montana believes that the District Court's decision and a number of its pretrial rulings are erroneous.  In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's authority to assess compensation against PPL Montana for 2008 and future periods.  Oral argument of the case was held before the Montana Supreme Court in September 2009.  PPL Montana cannot predict the outcome of this matter.

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

For several years, PPL and PPL Electric have been working with Pennsylvania legislators, regulators and other stakeholders to develop constructive measures to help customers transition to market rates after 2009, including a variety of rate mitigation, educational and energy conservation programs, consistent with several initiatives being developed by the State Administration and legislature.  In this regard, in November 2007, PPL Electric requested the PUC to approve a plan under which its residential and small commercial customers could phase-in the impact of price increases when generation rate caps expire in 2010.  Under the phase-in plan approved by the PUC and implemented in October 2008, customers can pay additional amounts with their electric bills beginning in mid-2008 and continuing through 2009, and such additional amounts, plus accrued interest of 6%, will be applied to their 2010 and 2011 electric bills, mitigating the impact of the rate cap expiration.  The phase-in plan is available on an "opt-in" basis (i.e., customers must affirmatively enroll) and is available to customers enrolled in budget billing.  Over 140,000 customers enrolled in the program.  Customers can continue to enroll in this program through the end of 2009.  At September 30, 2009, PPL Electric has recorded a liability of $29 million related to this activity.

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

The PUC is currently reviewing a petition filed by the Office of Small Business Advocate requesting that the PUC reconsider several issues related to uncollectible expenses associated with the program.  PPL Electric cannot predict the outcome of this matter.

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

Act 129 does not address rate mitigation.  However, several bills have been introduced to allow eligible customers to defer payment of certain increases at the time rate caps expire and allow the EDC to recover these deferred amounts following the expiration of rate caps.  The provisions of the bills differ as to the permitted level of increases in customer bills that would trigger a deferral program and the inclusion of language specifically authorizing the EDC to recover associated carrying costs.  PPL and PPL Electric have expressed strong concern regarding the potential adverse consequences of some of these measures on the financial health and credit quality of PPL Electric.

In July 2009, PPL Electric filed its proposed energy efficiency and conservation (EE&C) plan with the PUC.  PPL Electric's EE&C plan includes 14 programs.  All programs are voluntary for customers.  As required by Act 129, at least one conservation program and one peak demand reduction program will be available for each customer class.  The filing also includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement its EE&C plan.  In October 2009, the PUC approved PPL Electric's EE&C plan including all of the programs proposed in the plan.  The PUC slightly modified several details of the cost recovery mechanism proposed by PPL Electric.  These modifications are not expected to have any impact on PPL Electric's ability to fully recover the costs of its EE&C plan.

In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations, and these smart meters are able to provide all of the minimum and many of the additional capabilities required by the PUC.  In its smart meter plan, PPL Electric proposes to study, test and pilot applications that enhance and expand upon these capabilities.  PPL Electric estimates that these studies will cost approximately $62 million over the next five years.  PPL Electric has proposed a rate mechanism for recovery of these costs.  PPL Electric's filing has been assigned to an Administrative Law Judge and hearings have been scheduled.  PPL Electric cannot predict the outcome of this matter.

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

In October 2008, the FERC accepted the proposed rate for filing, effective November 1, 2008, subject to refund.  The FERC did not adjust the requested return on equity of 12.84%, which included 50 basis points for membership in PJM.  Finally, the FERC set the matter for hearing, but held the hearings in abeyance to provide time to establish settlement judge procedures.  In May 2009, a settlement was reached by all of the parties to the proceeding which, among other things, reduced the return on equity to approximately 11.70%.  PPL Electric was granted approval to implement the formula-based rate as established in the settlement, effective June 1, 2009, until final resolution of the proceeding.  Rates under this element were permitted to go into effect on June 1, 2009, subject to final FERC approval.  In August 2009, the FERC issued an order approving the settlement.  See Note 2 for information on a true-up of these revenues.

California ISO and Western Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, of which $17 million has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems faced by California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At September 30, 2009, PPL continues to be fully reserved for non-payment for these sales.

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

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  In August 2009, the RPM Buyers appealed the FERC's decision to the U.S. Court of Appeals for the Fourth Circuit.  PPL cannot predict the outcome of this proceeding.

In December 2008, the PJM submitted amendments to certain provisions governing its RPM capacity market.  The amendments were intended to permit the compensation available to suppliers that provide capacity, like PPL Energy Supply, to increase.  The PJM sought approval of the amendments in time for them to be implemented for the May 2009 capacity auction (for service in June 2012 through May 2013).  Numerous parties, including PPL, protested the PJM's filing.  Certain of the protesting parties proposed changes to the capacity market auction that would result in a reduction in compensation to capacity suppliers.  The changes proposed by the PJM and by other parties in response to the PJM proposals could significantly affect the compensation available to suppliers of capacity participating in future RPM auctions.  In March 2009, the FERC entered an order approving in part and disapproving in part the changes proposed by the PJM.  In August 2009, the FERC issued an order granting rehearing in part, denying rehearing in part and clarifying its March 2009 order.  PPL cannot predict the outcome of this proceeding.  No request for rehearing or appeal of the August 2009 order has been timely filed.

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

In May 2006, the FERC issued an order rejecting the claims of the various parties in the proceeding regarding PPL's Western market-based rate filing and granting PPL Montana market-based rate authority in NorthWestern's control area.  In July 2007, the FERC denied two outstanding requests for rehearing of its 2006 order.  Subsequently, various parties in this proceeding filed appeals of the order with the U.S. Court of Appeals for the Ninth Circuit.  In September 2007, a party also filed a complaint with the FERC seeking additional refunds in the event that the U.S. Court of Appeals overturns or reverses the FERC order.  In June 2009, the U.S. Court of Appeals denied the appeal.  In September 2009, the period for seeking review of the decision of the U.S. Court of Appeals expired and the case has concluded.

In January 2008, pursuant to the schedule established by FERC orders, PPL's subsidiaries made another market-based rate renewal filing for all Eastern subsidiaries in the PJM, New England and New York regions, including PPL Electric, PPL EnergyPlus and most of PPL Generation's subsidiaries.  In October 2008, the FERC renewed these subsidiaries' market-based rate authority as requested.

Currently, if a seller is granted market-based rate authority by the FERC, it may enter into power contracts during the time period for which such authority has been granted.  If the FERC determines that the market is not workably competitive or that the seller possesses market power or is not charging "just and reasonable" rates, the FERC institutes prospective action.  Any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order any changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC in advance to review most, if not all, power contracts.  In June 2008, the U.S. Supreme Court reversed one of the decisions of the U.S. Court of Appeals for the Ninth Circuit, thus upholding the higher standard of review for modifying contracts.  The FERC has not yet taken action in response to these recent court decisions.  At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

IRS Synthetic Fuels Tax Credits (PPL and PPL Energy Supply)

PPL, through its subsidiaries, had interests in two synthetic fuel production facilities:  the Somerset facility, located in Pennsylvania, and the Tyrone facility, located in Kentucky.  PPL received tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities.  The Section 29/45K tax credit program expired at the end of 2007, and production of synthetic fuel at these facilities and all other synthetic fuel operations ceased as of December 31, 2007.  The facilities were dismantled and retired in 2008.

In April 2008, the IRS published the domestic first purchase price (DFPP) for 2007 indicating that the DFPP reference price increased above PPL's estimated price levels for 2007 and the inflation-adjusted phase-out range decreased from PPL's estimate for 2007.  Therefore, PPL recorded an expense of $13 million ($0.04 per share, basic and diluted, for PPL) in the first quarter of 2008, to "Income Taxes" on the Statement of Income to account for this difference.

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply and PPL Electric)

In August 2005, the Energy Policy Act of 2005 (the 2005 Energy Act) was signed into law.  The 2005 Energy Act is comprehensive legislation that substantially affects the regulation of energy companies, amends federal energy laws and provides the FERC with new oversight responsibilities.  Among the important changes implemented under this legislation is the appointment of the NERC to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

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

In 2007 and 2009, PPL Electric self-reported to the RFC potential violations of certain applicable reliability requirements and submitted accompanying mitigation plans, which are pending resolution.  Any RFC determination remains subject to the approval of the NERC and the FERC.  At this time, PPL Electric cannot predict the outcome of these matters.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance will continue to be identified from time to time.  PPL cannot predict the fines or penalties that may be imposed.

U.K. Overhead Electricity Networks (PPL and PPL Energy Supply)

In 2002, for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, following extensive discussion, the U.K. Government determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be approximately $92 million and is expected to be allowed to be recovered through rates.  The Government has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, in January 2009 the U.K. Government enforced a regulation requiring network operators to implement a risk-based program over 25 years to clear trees within falling distance of key high-voltage overhead lines. WPD estimates that the cost of compliance will be approximately $106 million over the 25-year period and is expected to be allowed to be recovered through rates.

U.K. Electricity Regulation (PPL and PPL Energy Supply)

WPD operates under distribution licenses granted, and price controls set, by the Ofgem.  The price control formula that governs WPD's allowed revenue is normally determined every five years, with the next distribution price control review (DPCR) to be completed by the end of 2009, effective April 1, 2010.  An initial proposals paper has been issued by the Ofgem.  Earnings in 2010 and beyond will be affected by the DPCR.  At this time, WPD cannot predict the ultimate outcome of the DPCR.

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

The ultimate disposition of CAIR's cap-and-trade program and the value of annual nitrogen oxide allowances, as well as sulfur dioxide allowances, remain uncertain.  If the EPA revises CAIR to require more stringent emission reductions or revises CAIR to eliminate or limit the regional cap-and-trade program, the costs of compliance are not now determinable, but could be significant.

Further reductions in sulfur dioxide and nitrogen oxide emissions, beyond those required by CAIR, could be required as a result of more stringent national ambient air quality standards for ozone, nitrogen dioxide and fine particulates.  In 2009, the D.C. Circuit Court remanded to the EPA its revised ambient air quality standard for fine particulates on the grounds that it may not be sufficiently stringent.  In 2008, the EPA tightened the ambient air quality standard for ozone and has stated that it intends to evaluate further revisions to the ozone standard.  Furthermore, the EPA is expected to finalize in early 2010 a new one hour ambient air quality standard for nitrogen dioxide.  If additional reductions were to be required, the costs are not now determinable, but could be significant.

Mercury

Citing its authority under the Clean Air Act, in May 2005, the EPA issued the Clean Air Mercury Regulations (CAMR) that affect coal-fired plants.  These regulations established a cap-and-trade program to take effect in two phases, with a first phase to begin in January 2010, and a second phase with more stringent requirements to begin in January 2018.  However, in February 2008, the U.S. Circuit Court overturned the EPA's rule.  Under this decision, the EPA must either properly remove mercury from regulation under the hazardous air pollutant provisions of the Clean Air Act or develop standards imposing MACT for electric generating units.  In January 2009, the EPA stated that it will proceed with developing MACT standards for mercury emissions from electric generating units.  The EPA is also looking at whether to develop MACT standards for other hazardous air pollutant emissions.  Under a recent proposed settlement, the EPA is planning to issue the final MACT standards by November 2011.  The costs of complying with such standards are not now determinable, but could be significant.

Pennsylvania adopted mercury rules more stringent than CAMR.  Pennsylvania's rules establish mercury emission limits for each coal-fired generating facility beginning in 2010, and require that mercury emission allowances under the EPA's cap-and-trade program under CAMR be met at each unit without the benefit of an emissions trading program, and that tighter emission limits based on the second phase of the CAMR requirements be accelerated to begin in 2015.  However, in January 2009, the Pennsylvania Commonwealth Court overturned Pennsylvania's mercury rule.  The decision is on appeal to the Pennsylvania Supreme Court.  Pending final resolution of this matter, PPL is evaluating its mercury control plans.

If the Pennsylvania mercury rule is ultimately upheld, PPL may need to install chemical injection systems on its Brunner Island units to achieve the Phase 1 mercury reduction requirements.  PPL estimates that the capital cost of such chemical injection systems at Brunner Island will be approximately $40 million.  For Montour, PPL would need to operate the SCRs (already in place) year-round along with the scrubbers to achieve compliance with Phase 1.  PPL is operating the SCRs year round as part of its compliance strategy to meet CAIR requirements.  There is, however, the possibility that these actions would not be sufficient and additional injection systems could be required at an estimated cost of approximately $32 million.

To meet Pennsylvania's 2015 mercury requirements, if the rule is upheld, and/or any similarly stringent MACT rule is adopted by the EPA, adsorption/absorption technology with fabric filters may be required at most of PPL's Pennsylvania coal-fired generating units.  Based on current analysis and industry estimates, PPL estimates that if this technology were required at each of its Pennsylvania coal-fired generating units, the aggregate capital cost of compliance would be approximately $530 million.

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

Regional Haze and Visibility

In addition to the above rules, the Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule defines Best Available Retrofit Technology (BART) requirements for electric generating units, including presumptive limits for sulfur dioxide and nitrogen oxides controls for large units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  No analysis was submitted for sulfur dioxide or nitrogen oxides because the EPA determined that meeting the requirements for CAIR also meets the BART requirements for those pollutants.  PPL's analyses have shown that because PPL had already upgraded its particulate emissions controls at Montour Units 1 and 2 and Brunner Island Unit 3, and was in the process of upgrading its particulate emissions controls on Brunner Island Unit 2 in 2009 (presently being installed), further controls are not justified as there would be little corresponding visibility improvement.  PPL has not received comments from the Pennsylvania DEP on these submissions.

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

New Source Review (NSR)

The EPA has reinitiated its NSR enforcement efforts, which it began in 1999 and suspended from 2005 through early 2009.  This initiative targets older, coal-fired power plants.  The EPA has asserted that these plants have been modified in ways that increased their emissions and subjected them to more stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received the EPA's information requests for its Montour and Brunner Island plants.  PPL has met with the EPA and exchanged information regarding this matter.  The requests are similar to those that PPL had received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL's response to the request for Montour and Brunner Island is currently on hold pending further discussions between PPL and the EPA.  PPL cannot predict the outcome of this matter.

In January 2009, PPL received a notice of violation from the EPA for projects undertaken at the Keystone plant at which PPL is part owner.  The EPA alleges that the projects were undertaken without proper NSR compliance.  PPL cannot predict the outcome of this matter.

States and environmental groups also have brought enforcement actions alleging violations of the NSR regulations by coal-fired plants, and PPL is unable to predict whether such state or citizen enforcement actions will be brought with respect to any PPL affiliates' plants.

If PPL's past activities are found to have violated the NSR regulations, then PPL must install best available control technology for emissions of any pollutant found to have significantly increased due to a major modification.  The costs to install and operate such technology are not now determinable, but could be significant.

Pursuant to the 2007 U.S. Supreme Court decision on global climate change as discussed below, the EPA is expected to regulate carbon dioxide emissions by March 2010.  Such regulation would then subject carbon dioxide emissions to NSR regulations.  As a result, in September 2009, the EPA announced that it plans to require large industrial facilities that annually emit at least 25,000 tons of greenhouse gases, including carbon dioxide, to obtain construction and operating permits covering significant increases in these emissions if the facility undergoes any major modification or during initial construction.  The implications of these developments are uncertain, as PPL is not aware of any permitting authorities having implemented the NSR regulations for carbon dioxide emissions.

Opacity

From time to time environmental concerns are raised with respect to visible opacity of emissions from our power plants.  PPL addresses these issues on a case by case basis.  If it is determined that actions must be taken to address the visible opacity of these emissions, such actions could result in costs that are not now determinable, but could be significant.

Global Climate Change

There is continuing concern nationally and internationally about global climate change and the contribution of greenhouse gas emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This has resulted in increased demands for carbon dioxide emissions reduction by investors and environmental organizations, and the international community.  These demands and concerns have led to increased federal legislative proposals, actions at regional, state and local levels, as well as litigation relating to greenhouse gas emissions.  Of particular note, in April 2007, the U.S. Supreme Court held that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  More recently, in September 2009, the U.S. Court of Appeals for the Second Circuit reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of greenhouse gases.  Additional litigation in federal and state courts over these issues is continuing.

As a result of the Supreme Court's decision in 2007, in 2008, the EPA issued an "Advance Notice of Proposed Rulemaking," proposing alternative approaches to regulate carbon dioxide emissions.  Upon taking office in January 2009, President Obama reaffirmed statements he made during the presidential campaign about his support for mandatory regulation of greenhouse gas emissions, including a cap-and-trade system.  The new Administrator of the EPA has indicated that the EPA is moving forward with regulation of greenhouse gas emissions under the Clean Air Act.  In 2009, the EPA has also issued a rule, effective January 1, 2010, requiring economy-wide reporting of greenhouse gas emissions and has issued a proposed finding that greenhouse gases contribute to air pollution and may endanger public health or welfare.

In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009.  A key element affecting PPL includes a declining cap on carbon emissions beginning in 2012, which requires a three percent reduction in greenhouse gas emissions (below 2005 levels) by 2012, increasing to 17% by 2020, 42% by 2030 and 83% by 2050.  The legislation also would require that electric utilities meet a mandatory 20% renewable energy supply and energy efficiency requirement by 2020.  In September 2009, S. 1733, the Clean Energy, Jobs and American Power Act, a comprehensive climate change bill, was introduced in the U.S. Senate.  While the Senate bill mirrors much of H.R. 2454, there are significant differences.  Among the differences, S.1733 requires a greater level of greenhouse gas emission reductions by 2020 (20%) and allocates fewer emission allowances to the electric industry in 2012 through 2025.  Additionally it does not contain any of the Clean Air Act exemptions included in H.R. 2454, so that EPA Clean Air Act rulemakings would continue in addition to the cap-and-trade program.  The Senate began its hearings in late October.

Renewable electricity standards are currently included in a separate Senate bill, S.1462, the American Clean Energy Leadership Act of 2009, which passed in the Senate Energy Committee in June 2009.  Under this bill, electric utilities would be required by 2021 to meet a 15% standard through renewable sources of energy and energy efficiency.

PPL is monitoring and evaluating the aforementioned bills.  PPL believes there are financial, regulatory and logistical uncertainties related to implementing renewable energy mandates that will need to be resolved before the impact of this legislation on PPL can be meaningfully estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to the PJM capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy are not directly addressed by the proposed legislation.  Because of the uncertainty as to the final outcome of federal climate change and energy legislation and regulation, PPL cannot at this time predict the effect on its future competitive position, results of operation, cash flows and financial position, of any greenhouse gas emission, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be material.

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

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  A draft of the Action Plan has been developed.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically infeasible.  In addition, legislation has been introduced in the Pennsylvania House of Representatives that would, if enacted, significantly increase renewable and solar supply requirements.

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

Water/Waste (PPL and PPL Energy Supply)

Martins Creek Fly Ash Release

In August 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the two 150 MW coal-fired generating units at the plant.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  The leak was stopped, and PPL determined that the problem was caused by a failure in the disposal basin's discharge structure.  PPL conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

The Pennsylvania DEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  The Delaware Riverside Conservancy and several citizens were granted the right, without objection from PPL, to intervene in the Pennsylvania DEP's action.  PPL and the Pennsylvania DEP have settled this matter.  The settlement required a payment of $1.5 million in penalties and reimbursement of the DEP's costs.  PPL made this payment in the second quarter of 2008.  The settlement also requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL submitted the assessment report to the New Jersey and Pennsylvania regulatory agencies in June 2007.  PPL met with the agencies in January 2009 to discuss the status of their natural resource damage assessment and their review of the June 2007 report.  In March 2009, the agencies provided some limited information on their projection of damages to the Delaware River resources from this release and cleanup.  PPL and the Pennsylvania DEP met in August 2009 and PPL is awaiting a further response from the agencies.  At this point, PPL is not certain whether the agencies will require additional studies, but PPL does expect the trustees and the Delaware River Basin Commission will seek to recover their costs and/or restoration costs for damages that they can demonstrate were caused by the release.

Through September 30, 2009, PPL Energy Supply has spent $28 million for remediation and related costs and an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit brought by the citizens and businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour, Brunner Island and Martins Creek generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL is continuing to conduct assessments of other seepages at the Montour and Brunner Island facilities, as well as seepages at the Martins Creek facility to determine the appropriate abatement actions.  PPL currently plans to spend up to $50 million to upgrade and/or replace certain wastewater facilities in response to the seepages and for other facility changes.  The potential additional cost to address the identified seepages or other seepages at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

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

In February 2007, six plaintiffs filed a separate lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting similar property damage claims as were asserted by the plaintiffs in the May 2003 complaint.  The lawsuit is in its initial stages of discovery and investigation, and PPL Montana is unable to predict the outcome of these proceedings.  PPL Montana has undertaken certain groundwater investigations and remediation at the Colstrip plant to address groundwater contamination alleged by the plaintiffs, as well as other groundwater contamination at the plant.  PPL Montana may incur further costs based on the outcome of this lawsuit and its additional groundwater investigations and any related remedial measures, which are not now determinable, but could be significant.

Other Issues

In January 2006, the EPA significantly decreased the drinking water standard related to arsenic.  The revised standard, 10 parts per billion (ppb), may result in individual states taking action that could require several PPL subsidiaries to further treat wastewater and/or take abatement action at their power plants.  In Pennsylvania, this arsenic standard has been incorporated into the state's water quality standards and could result in more stringent limits to PPL's National Pollutant Discharge Elimination System permits for its Pennsylvania plants.  Recently, the EPA has developed a draft risk assessment of arsenic that increases the cancer risk exposure by more than 20 times, which would further lower the current standard of 10 ppb to 0.1 ppb.  If required, a change to this lower level would involve very expensive treatment and, at this time, there are no assurances that it could even be attained.

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

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  The EPA is required by section 304 of the Clean Water Act to periodically review all effluent guidelines to determine whether revisions are warranted.  The EPA first identified this industry for study during the 2005 annual review of effluent guidelines.  The EPA initiated a more detailed study of this category to determine if the effluent guidelines should be revised. During the detailed study, the EPA investigated whether current guidelines reflected best available technology for the category and any new processes not reflected in the guidelines, in particular, flue gas desulfurization wastewater.  The EPA found that the existing publicly available data was insufficient to fully evaluate the industry’s discharges.  To fill these data gaps, the EPA collected information on wastewater characteristics and treatment technologies through site visits, wastewater sampling, and data collection.  Draft regulations that would include revisions to the effluent limitations guidelines are expected to be published in September 2011, with final regulations to be effective September 2013.

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

PPL paid a nominal penalty to the DEP for fish kills at Brunner Island that occurred in October 2007 and March 2008.  In addition, PPL committed to construct a barrier to prevent debris from entering the intake area.  PPL has developed the design for this barrier and is requesting permits from certain agencies for this design.  PPL has budgeted $4 million to construct the debris barrier in 2010.  PPL has also committed to investigate alternatives to exclude fish from the discharge area.  PPL will need to implement one of these fish exclusion alternatives if a fish kill occurs after construction of the cooling towers at Brunner Island is completed in 2010.

The EPA and several states, including Montana, are considering establishing regulations under the Resource Conservation and Recovery Act (RCRA) that could impact the disposal and management of coal combustion products (CCPs), including ash and scrubber wastes and other by-products.  Following the large ash release at a Tennessee Valley Authority site in Tennessee in December 2008 and subsequent widespread media coverage, the EPA, under pressure from a variety of environmental groups and some legislators, has committed to proposing CCP regulations by the end of 2009 and has been seeking information from the power industry as it considers whether or not to regulate CCPs as hazardous waste.  As a precursor to developing regulations, the EPA issued letters in March 2009 to power plant owners, including PPL subsidiaries, requesting information on the structural integrity of their CCP disposal and associated water treatment impoundments.  PPL has responded to the requests and the EPA conducted a follow-up inspection of PPL Montana's Colstrip plant and PPL's Martins Creek plant.  PPL Montana is implementing certain actions in response to recommendations from this inspection.  In June 2009, the EPA's Office of Enforcement and Compliance Assurance issued a much broader information request to Colstrip and 18 other non-affiliated plants, seeking information under the RCRA, the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  In July and August 2009, Colstrip submitted its response to the EPA's broader information request.  Although the EPA's enforcement office issued the request, the EPA has not necessarily concluded that the plants are in violation of any EPA requirements.  The EPA conducted a multi-media inspection at Colstrip in August 2009 and has not yet issued a report from that inspection.  PPL cannot predict at this time the outcome of these matters or what the EPA's regulations may require and what impact, if any, they would have on PPL's facilities, but the costs to PPL could be significant.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At September 30, 2009, PPL Energy Supply had accrued a discounted liability of $25 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted average rate used was 8.18%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2009 through 2013, and the expected payments for the work after 2013 are $144 million.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  The current maximum assessment is $37 million.

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

At September 30, 2009, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

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

(PPL, PPL Energy Supply and PPL Electric)

The table below provides an update to those guarantees that are within the scope of accounting guidance on guarantees and are specifically disclosed in Note 15 to the Financial Statements contained in PPL Electric's 2008 Form 10-K and PPL and PPL Energy Supply's Form 8-K dated September 9, 2009.  Other than as noted in footnote (i), the probability of expected payment/performance under each of these guarantees is remote.

	Recorded Liability at
	September 30, 2009	December 31, 2008	Exposure at September 30, 2009 (a)		Expiration Date
PPL
Indemnifications for sale of PPL Gas Utilities			$300	(b)

PPL Energy Supply (c)
Letters of credit issued on behalf of affiliates			16	(d)	2009 to 2011
Retroactive premiums under nuclear insurance programs			37	(e)
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005			235	(f)
Indemnifications for entities in liquidation and sales of assets	$1	$1	9	(g)	2010 to 2012
Indemnification to operators of jointly owned facilities			6	(h)
WPD guarantee of pension and other obligations of unconsolidated entities	1	2	31	(i)	2017
Tax indemnification related to unconsolidated WPD affiliates			8	(j)	2012
Guarantee of a portion of an unconsolidated entity's debt	1	1	22	(k)	2018

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at 15% of the purchase price ($45 million), in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed 1.5% of the purchase price ($4.5 million).  The indemnification provisions for most representations and warranties survive for a period of one year after the closing, which expired on September 30, 2009 without any claims having been made.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification relating to unknown environmental liabilities for manufactured gas plants and disposal sites outside of Pennsylvania could survive more than three years, but only with respect to applicable property or sites identified by the purchaser prior to the third anniversary of the transaction closing.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

(c)	Other than the letters of credit, all guarantees of PPL Energy Supply also apply to PPL on a consolidated basis.
(d)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

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

In addition to the $9 million exposure disclosed above, PPL Energy Supply has provided indemnification to the purchaser of a generating facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities is triggered only if the purchaser's losses reach $1 million in the aggregate, capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located is capped at $4 million in the aggregate and survives for a maximum period of five years after the transaction closing.

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

(i)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At September 30, 2009, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

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

PLR Contracts (PPL Energy Supply and PPL Electric)

PPL Electric has power purchase agreements with PPL EnergyPlus, effective July 2000 and January 2002, under which PPL EnergyPlus will supply PPL Electric's entire PLR load through December 31, 2009.  Under these contracts, PPL EnergyPlus provides electricity at the predetermined capped prices that PPL Electric is authorized to charge its PLR customers.  For the three months ended September 30, 2009 and 2008, these purchases totaled $445 million and $453 million.  For both the nine months ended September 30, 2009 and 2008, these purchases totaled $1.4 billion.  These purchases include nuclear decommissioning recovery and amortization of an up-front contract payment and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

Under one of the PLR contracts, PPL Electric is required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity is less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus is required to make performance assurance deposits with PPL Electric when the market price of electricity is greater than the contract price by more than its contract collateral threshold.  PPL Electric estimated that at September 30, 2009 and December 31, 2008, the fair value of the contract was approximately $90 million and $917 million.  Accordingly, at September 30, 2009, no performance assurance deposit was required.  At December 31, 2008, PPL Energy Supply was required to provide PPL Electric with performance assurance of $300 million.  The deposit is shown on the Balance Sheet as "Collateral on PLR energy supply to/from affiliate," a current asset of PPL Energy Supply and a current liability of PPL Electric.  PPL Electric pays interest equal to the one-month LIBOR plus 0.5% on this deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply records the receipt of the interest as affiliated interest income, which is included in "Interest Income from Affiliates" on the Statements of Income.  For the three months ended September 30, 2009 and 2008, interest related to required deposits was insignificant and $3 million.  For the nine months ended September 30, 2009 and 2008, interest related to required deposits was $1 million and $8 million.

PPL Electric has held competitive solicitations for generation supply in 2010 and 2011, after its existing PLR contracts expire.  PPL EnergyPlus was one of the successful bidders in the first competitive solicitation process and has entered into an agreement with PPL Electric to supply up to 671 MW of total peak load in 2010, at an average price of $91.42 per MWh.

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

At September 30, 2009, PPL Electric had credit exposure to PPL EnergyPlus under the PLR contracts of $90 million, excluding the effects of netting and collateral arrangements.  As a result of netting and collateral arrangements, PPL Electric's credit exposure was reduced to zero.

PPL Energy Supply has credit exposure to PPL Electric under the PLR contracts and the solicitations for generation supply in 2010.  At September 30, 2009, PPL Energy Supply's credit exposure with PPL Electric was $162 million, excluding the effects of netting arrangements.  As a result of netting arrangements, PPL Energy Supply's credit exposure was reduced to $72 million.

NUG Purchases (PPL Energy Supply and PPL Electric)

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended September 30, 2009 and 2008, these NUG purchases totaled $19 million and $29 million.  For the nine months ended September 30, 2009 and 2008, these NUG purchases totaled $59 million and $87 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009 (a)	2008

PPL Energy Supply	$44	$47	$152	$152
PPL Electric	26	29	86	88

(a)	Excludes allocated costs associated with the February 2009 workforce reduction. See Note 6 for additional information.

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary has an $800 million demand note to an affiliate.  There was a $104 million balance outstanding at September 30, 2009 and no such balance outstanding at December 31, 2008.  Interest is earned quarterly at a rate equal to 1-month LIBOR plus 1%.  The note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on this note is included in "Interest Income from Affiliates" on the Statements of Income and was insignificant and $1 million for the three months ended September 30, 2009 and 2008.  Interest earned was $1 million and $3 million for the nine months ended September 30, 2009 and 2008.

(PPL Electric)

A PPL Electric subsidiary has a $300 million demand note to an affiliate.  There was no outstanding balance at September 30, 2009 and a $300 million balance outstanding at December 31, 2008.  Interest is earned quarterly at a rate equal to 3-month LIBOR plus 1%.  This note is shown on the Balance Sheet as "Note receivable from affiliate."  Interest earned on the note is included in "Interest Income from Affiliate" on the Statements of Income, and was $1 million for both the three months ended September 30, 2009 and 2008.  For the nine months ended September 30, 2009 and 2008, interest earned was $4 million and $5 million.

Intercompany Derivatives (PPL Energy Supply)

In 2009 and 2008, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  At September 30, 2009, the total exposure hedged was £34 million and the fair value of these positions was a net liability of $4 million, which is reflected in "Current Liabilities - Price risk management liabilities" on the Balance Sheet.  No similar hedging instruments were outstanding at December 31, 2008.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other Income - net" on the Statements of Income.  PPL Energy Supply recorded a net gain of $2 million for the three months ended September 30, 2009 and a net loss of $9 million for the nine months ended September 30, 2009.  PPL Energy Supply recorded net gains of $5 million and $3 million for the three and nine months ended September 30, 2008 related to similar average rates forwards and average rate options.

PPL Energy Supply is also party to forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at September 30, 2009 was £46 million (approximately $91 million based on contracted rates).  The fair value of these positions was an asset of $17 million and $34 million at September 30, 2009 and December 31, 2008, which is included in the foreign currency translation adjustment component of AOCI on the Balance Sheets.  Additionally, $11 million and $16 million were included in "Current Assets - Price risk management assets" on the Balance Sheets at September 30, 2009 and December 31, 2008 and $6 million and $18 million were included in "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets at September 30, 2009 and December 31, 2008.

Trademark Royalties (PPL Energy Supply)

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $12 million and $23 million of this license fee for the three months ended September 30, 2009 and 2008, and $34 million and $37 million for the nine months ended September 30, 2009 and 2008.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
PPL
Other Income
Gains related to the extinguishment of notes (Note 7)				$29
Interest income	$1		$7	9	$24
Earnings on securities in the NDT funds	7		(1)	13	4
Equity earnings				1	1
Hyder liquidation distributions					3
Gain on sale of PP&E					2
Miscellaneous - Domestic			1	3	4
Miscellaneous - International				1	1
Total	8		7	56	39
Other Expense
Economic foreign currency hedges	(2)		(4)	9	(3)
Charitable contributions				2	1
Miscellaneous - Domestic	1		1	6	4
Miscellaneous - International			2	1	5
Other Income - net	$9		$8	$38	$32

PPL Energy Supply
Other Income
Gains related to the extinguishment of notes (Note 7)				$25
Earnings on securities in the NDT funds	$7		$(1)	13	$4
Interest income			5	5	18
Equity earnings	1			2	1
Hyder liquidation distributions					3
Gain on sale of PP&E					2
Miscellaneous - Domestic			1	2	3
Miscellaneous - International				1	1
Total	8		5	48	32
Other Expense
Economic foreign currency hedges	(2)		(5)	9	(3)
Miscellaneous - Domestic	1		2	6	5
Miscellaneous - International			2	1	5
Other Income - net	$9		$6	$32	$25

PPL Electric
Other Income
Interest income			$1	$3	$5
Other Expense			1	1	1
Other Income - net		$		$2	$4

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

Recurring Fair Value Measurements

	September 30, 2009				December 31, 2008
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$696	$696			$1,100	$1,100
Short-term investments - municipal debt securities					150	150
Restricted cash and cash equivalents	178	178			347	347
Price risk management assets:
Energy commodities	3,448	5	$3,303	$140	2,460	19	$2,143	$298
Interest rate/foreign exchange	76		76		156		152	4
	3,524	5	3,379	140	2,616	19	2,295	302
NDT funds:
Cash and cash equivalents	8	8			7	7
Equity securities: (a)
U.S. large-cap	253	174	79		182	116	66
U.S. mid/small-cap	99	74	25		69	50	19
Debt securities:
U.S. Treasury	59	59			77	77
U.S. government agency	10		10		14		14
Municipality	66		66		61		61
Investment-grade corporate	28		28		33		33
Residential mortgage-backed securities	1		1		2		2
Other	1		1		1		1
	525	315	210		446	250	196
Auction rate securities	18			18	24			24
	$4,941	$1,194	$3,589	$158	$4,683	$1,866	$2,491	$326

Liabilities
Price risk management liabilities:
Energy commodities	$2,342	$3	$2,312	$27	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	10		10		27		27
	$2,352	$3	$2,322	$27	$2,160	$15	$2,035	$110

PPL Energy Supply
Assets
Cash and cash equivalents	$506	$506			$464	$464
Short-term investments - municipal debt securities					150	150
Restricted cash and cash equivalents	160	160			328	328
Price risk management assets:
Energy commodities	3,448	5	$3,303	$140	2,460	19	$2,143	$298
Interest rate/foreign exchange	32		32		107		103	4
	3,480	5	3,335	140	2,567	19	2,246	302
NDT funds:
Cash and cash equivalents	8	8			7	7
Equity securities: (a)
U.S. large-cap	253	174	79		182	116	66
U.S. mid/small-cap	99	74	25		69	50	19
Debt securities:
U.S. Treasury	59	59			77	77
U.S. government agency	10		10		14		14
Municipality	66		66		61		61
Investment-grade corporate	28		28		33		33
Residential mortgage-backed securities	1		1		2		2
Other	1		1		1		1
	525	315	210		446	250	196
Auction rate securities	14			14	19			19
	$4,685	$986	$3,545	$154	$3,974	$1,211	$2,442	$321

Liabilities
Price risk management liabilities:
Energy commodities	$2,342	$3	$2,312	$27	$2,133	$15	$2,008	$110
Interest rate/foreign exchange	8		8		16		16
	$2,350	$3	$2,320	$27	$2,149	$15	$2,024	$110

PPL Electric
Assets
Cash and cash equivalents	$164	$164	$483	$483
Restricted cash and cash equivalents	14	14	15	15
	$178	$178	$498	$498

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

A reconciliation of net assets and liabilities classified as Level 3 at September 30, 2009 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended					Nine Months Ended
	Energy Commodities, net	Interest Rate/ Foreign Exchange		Auction Rate Securities	Total	Energy Commodities, net	Interest Rate/ Foreign Exchange		Auction Rate Securities	Total
PPL
Balance at beginning of period	$139		$2	$18	$159	$188		$4	$24	$216
Total realized/unrealized gains (losses)
Included in earnings	(48)				(48)	(124)				(124)
Included in OCI	2				2	5		(28)	(6)	(29)
Purchases, sales, issuances and settlements, net	13				13	98				98
Transfers (out of) and/or into Level 3	7		(2)		5	(54)		24		(30)
Balance at end of period	$113	$		$18	$131	$113	$		$18	$131

PPL Energy Supply
Balance at beginning of period	$139		$2	$15	$156	$188		$4	$19	$211
Total realized/unrealized gains (losses)
Included in earnings	(48)				(48)	(124)				(124)
Included in OCI	2			(1)	1	5		(28)	(5)	(28)
Purchases, sales, issuances and settlements, net	13				13	98				98
Transfers (out of) and/or into Level 3	7		(2)		5	(54)		24		(30)
Balance at end of period	$113	$		$14	$127	$113	$		$14	$127

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three and nine months ended September 30, 2009 are reported in the Statement of Income as follows.

	Three Months Ended			Nine Months Ended
	Energy Commodities, net			Energy Commodities, net
	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$17	$2	$(67)	$30	$(16)	$(138)
Change in unrealized gains (losses) relating to positions still held at the reporting date	16	2	(49)	26	1	(85)

A reconciliation of net assets and liabilities classified as Level 3 at September 30, 2008 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Nine Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$274	$21	$295	$134		$134
Total realized/unrealized gains (losses)
Included in earnings	2		2	1		1
Included in OCI	(97)	5	(92)	43	$(3)	40
Purchases, sales, issuances and settlements, net				1	(11)	(10)
Transfers into Level 3					40	40
Balance at end of period	$179	$26	$205	$179	$26	$205

PPL Energy Supply
Balance at beginning of period	$274	$17	$291	$134		$134
Total realized/unrealized gains (losses)
Included in earnings	2		2	1		1
Included in OCI	(97)	4	(93)	43	$(3)	40
Purchases, sales, issuances and settlements, net				1	(11)	(10)
Transfers into Level 3					35	35
Balance at end of period	$179	$21	$200	$179	$21	$200

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three and nine months ended September 30, 2008 are reported in the Statement of Income as follows.

	Three Months Ended		Nine Months Ended
	Energy Commodities, net		Energy Commodities, net
	Net Energy Trading Margins	Energy Purchases	Net Energy Trading Margins	Energy Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$(2)	$4	$(3)	$4
Change in unrealized gains (losses) relating to positions still held at the reporting date	(3)	2	(4)	2

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

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Currency Exchange

To manage its interest rate and foreign currency exchange risk, PPL and PPL Energy Supply generally use interest rate contracts, such as forward-starting swaps and fixed-to-floating swaps; foreign currency exchange contracts, such as forwards and options; and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.  PPL and PPL Energy Supply use an income approach to measure the fair value of these contracts, utilizing both observable inputs, such as forward interest rates and forward foreign currency exchange rates, and inputs that may not be observable, such as credit valuation adjustments.  In certain cases, PPL and PPL Energy Supply cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

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

Auction Rate Securities

PPL's and PPL Energy Supply's auction rate securities are recorded in "Investments - Other" on the Balance Sheets and include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  Auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

At September 30, 2009 and December 31, 2008, the par value of these auction rate securities totaled $29 million for PPL and $24 million for PPL Energy Supply.  Contractual maturities for these auction rate securities are a weighted average of approximately 27 years.  Despite failed auctions in 2008 and 2009, PPL and PPL Energy Supply continued to earn interest on these investments at contractually prescribed interest rates.  During the second and third quarters of 2009, PPL Energy Supply liquidated an insignificant amount of securities at par.

At September 30, 2009 and December 31, 2008, PPL concluded that the fair value of its auction rate securities was $18 million and $24 million.  PPL Energy Supply concluded that the fair value of its auction rate securities was $14 million and $19 million at these same periods.  At September 30, 2009 and December 31, 2008, the temporary declines from par value were $11 million and $5 million for PPL, and $10 million and $5 million for PPL Energy Supply, and have been recorded in OCI.

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

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

	Fair Value Measurements Using
	Total	Level 2	Level 3	Loss

Sulfur dioxide emission allowances (a):
March 31, 2009	$15		$15	$(30)
Long Island generation business (b):
June 30, 2009	138	$138		(52)
September 30, 2009	133	133		(5)

(a)	Current and long-term sulfur dioxide emission allowances are included in "Other intangibles" in their respective areas on the Balance Sheet.
(b)	Assets of the Long Island generation business disposal group are included in "Assets held for sale" on the Balance Sheet.

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

Long Island Generation Business

The Long Island generation business met the held for sale criteria in the second quarter of 2009.  As a result, net assets held for sale with a carrying amount of $189 million were written down to their estimated fair value (less cost to sell) of $137 million at June 30, 2009.  At September 30, 2009, the fair value (less cost to sell) was remeasured and an additional impairment of $5 million was recorded.  See Note 8 for additional information on the anticipated sale.

The fair values were modeled using valuations obtained from third parties and appropriate discount rates.  The fair values in the table above exclude $1 million of estimated costs to sell and were corroborated by the negotiated sales price adjusted for the additional anticipated cash flows from operations prior to the sale date.

Financial Instruments Not Recorded at Fair Value (PPL, PPL Energy Supply and PPL Electric)

NPNS

PPL and PPL Energy Supply enter into full-requirement sales contracts, power purchase agreements, certain retail energy and physical capacity contracts and certain contracts to purchase emission allowances expected to be consumed.  These contracts range in maturity through 2023 and qualify for NPNS.  PPL Electric has also entered into contracts that qualify for NPNS.  See "Energy Purchase Commitments" within Note 10 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using the accrual method of accounting; therefore, there were no amounts recorded on the Balance Sheets at September 30, 2009 and December 31, 2008.  The estimated fair value of these contracts was:

	Net Asset (Liability)
	September 30, 2009	December 31, 2008

PPL	$77	$136
PPL Energy Supply	317	239
PPL Electric	(249)	(103)

Other

Financial instruments for which the carrying amount on the Balance Sheets and the estimated fair value (based on quoted market prices for the securities where available and estimates based on current rates where quoted market prices are not available) are different, are set forth below.  The carrying value of "Collateral on PLR energy supply to/from affiliate" and "Short-term debt" on the Balance Sheets represented or approximated fair value due to the liquid nature of the instruments or variable interest rates associated with the financial instruments.

	September 30, 2009 (a)		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Long-term debt	$7,250	$7,321	$7,838	$6,785
PPL Energy Supply
Long-term debt	5,019	5,088	5,196	4,507
PPL Electric
Long-term debt	1,572	1,719	1,769	1,682

(a)
The effect of third-party credit enhancements is not included in the fair value measurement.  See "New Accounting Guidance Adopted - Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" within Note 2 for additional information.

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

(PPL)

At September 30, 2009, PPL had credit exposure of $3.7 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $1.1 billion.  One of the counterparties accounted for 27% of this exposure, and no other individual counterparty accounted for more than 14% of the exposure.  Ten counterparties accounted for $887 million, or 79%, of the total exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 96% of the top 10 exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations with PPL.

(PPL Energy Supply)

At September 30, 2009, PPL Energy Supply had credit exposure of $3.7 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL Energy Supply's credit exposure was reduced to $1.1 billion.  One of the counterparties accounted for 26% of this exposure, and no other individual counterparty accounted for more than 14% of the exposure.  Ten counterparties accounted for $887 million, or 77%, of the total exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 96% of the top 10 exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations with PPL Energy Supply.

Additionally, PPL Energy Supply has credit exposure to PPL Electric under the PLR contracts and the solicitations for generation supply in 2010.  The PLR contracts' exposure is excluded from the exposure discussed above.  See Note 11 for additional information on the related-party credit exposure.

(PPL Electric)

At September 30, 2009, PPL Electric had credit exposure of $2 million under its solicitations for the 2010 and 2011 PLR supply.  There were ten counterparties, all of which had an investment grade credit rating from S&P.  In the first competitive solicitation process, PPL EnergyPlus was awarded a significant portion of the solicitation.  In October 2009, two additional solicitations were completed.  The first related to 2010 PLR supply and the second related to 2011 PLR supply.  All counterparties had an investment grade credit rating from S&P.

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

PPL and PPL Electric are exposed to market risk from PPL Electric's obligation as the PLR to its customers.  It has mitigated that risk with the fixed-price PLR agreement with PPL EnergyPlus, which expires at the end of 2009, and by entering into supply agreements for its customers for 2010 and 2011.

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

PPL and PPL Electric are exposed to credit risk from PPL Electric's supply agreements for its customers for 2010 and 2011.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $341 million at September 30, 2009 and $22 million at December 31, 2008.

PPL Electric had no obligation to return cash collateral to PPL Energy Supply under master netting arrangements at September 30, 2009 and an obligation of $300 million at December 31, 2008.  See Note 11 for additional information.

PPL and PPL Electric have not posted any cash collateral under master netting arrangements.  See Note 17 for additional information on PPL and PPL Energy Supply's deposits for trading purposes.

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

To hedge the impact of market price fluctuations on PPL's and PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements discussed above, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  See Note 13 for additional information on NPNS.  PPL and PPL Energy Supply segregate their remaining non-trading activities into two categories:  cash flow hedge activity and economic activity.

Cash Flow Hedges

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electric, gas, oil and other commodities.  Many of these contracts have qualified for hedge accounting.  These contracts range in maturity through 2014.  At September 30, 2009, the accumulated net unrealized after-tax gains on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $53 million for PPL and $52 million for PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications during the three and nine months ended September 30, 2009 and 2008.

For the three months ended September 30, 2009 and 2008, hedge ineffectiveness associated with energy derivatives was, after tax, a loss of $70 million and a gain of $177 million.  For the nine months ended September 30, 2009 and 2008, hedge ineffectiveness associated with energy derivatives was, after tax, a loss of $108 million and a gain of $179 million.  Certain power and gas cash flow hedges failed hedge effectiveness testing in the third and fourth quarters of 2008, as well as the first quarter of 2009.  Hedge accounting is not permitted for the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed was recorded to the income statement.  These transactions were not dedesignated as hedges, since prospective regression analysis demonstrates that these hedges are expected to be highly effective over their term.  For both the three and nine months ended September 30, 2008, an after-tax gain of $162 million was recognized in earnings as a result of these hedge failures.  During the second and third quarters of 2009, fewer power and gas cash flow hedges failed hedge effectiveness testing; therefore, a portion of the previously recognized unrealized gains recorded in the second half of 2008 and the first quarter of 2009 associated with these hedges were reversed.  For the three and nine months ended September 30, 2009, after-tax losses of $74 million and $166 million were recognized in earnings.

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

The unrealized gains (losses) for this activity are reflected in the Statements of Income as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Unregulated retail electric and gas		$3	$2	$2
Wholesale energy marketing	$(307)	1,157	(67)	361
Operating Expenses
Fuel	7	(24)	35
Energy purchases	79	(1,020)	(255)	(157)

The net unrealized gains (losses) recorded in "Wholesale energy marketing" resulted primarily from certain full-requirement sales contracts in which PPL Energy Supply did not elect NPNS and from hedge ineffectiveness as discussed in the "Cash Flow Hedges" section above.  The net unrealized gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment and from hedge ineffectiveness.

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

The following table presents the expected sales, in GWh, of baseload generation based on current forecasted assumptions for 2009-2014.  These expected sales could be impacted by several factors, including plant availability.

2009 (a)	2010	2011	2012	2013 - 2014 (b)

13,698	52,002	52,166	53,432	105,636

(a)	Represents expected sales from October 1, 2009 to December 31, 2009.
(b)	Amounts based on 2013 volumes with no assumed change in 2014.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed-price contracts and the related percentage of fuel that has been purchased or committed at September 30, 2009.

			Fuel Purchases % (c)
Year	Derivative Sales % (a)	Total Power Sales % (b)	Coal	Nuclear

2009 (d)	22% (e)	99%	100%	100%
2010	91%	98%	98%	100%
2011	82%	89%	88%	100%
2012	50%	58%	68%	100%
2013-2014	2%	8%	52%	100%

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

(c)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(d)	Represents the time period from October 1, 2009 to December 31, 2009.
(e)
The majority of PPL Energy Supply's baseload generation for 2009 is allocated to supplying the PLR contract with PPL Electric.  This contract is not a derivative contract.  The PLR contract expires on December 31, 2009.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related contracts and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at September 30, 2009.

Contract Type	2009 (a)	2010	2011	2012

Oil Swaps	135	420	408	180

(a)	Represents the time period from October 1, 2009 to December 31, 2009.

Optimization of Intermediate and Peaking Generation

In addition to its baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its intermediate and peaking fleet, which includes 4,402 MW of gas and oil-fired generation.  PPL Energy Supply uses both option and non-option contracts to support this strategy.  The following table presents the volumes of derivative contracts used in support of this strategy at September 30, 2009.

	Units	2009 (a)	2010
Net Power Sales:
Options (b)	GWh	199	701
Non-option contracts	GWh	256	586

Net Power/Fuel Purchases:
Non-option contracts	Bcf	2.8	5.9

(a)	Represents the time period from October 1, 2009 to December 31, 2009.
(b)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, renewable energy credits (RECs), and other ancillary products.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and are excluded from the table below.  The following table presents the volumes of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at September 30, 2009.

	Units	2009 (a)	2010	2011	2012	2013 - 2019

Energy sales contracts (b)	GWh	(6,116)	(28,822)	(13,555)	(5,253)	(17,614)

Related energy supply contracts
Energy purchases	GWh	5,586	26,712	11,519	4,272	11,436
Volumetric hedges (c)	GWh	(38)	(977)	251	59
Volumetric hedges (c)	Bcf	(0.7)	(0.5)

Generation supply	GWh	219	2,711	2,001	2,173	12,257

(a)	Represents the time period from October 1, 2009 to December 31, 2009.
(b)
The majority of PPL Energy Supply's full-requirement sales contracts receive accrual accounting as they qualify for NPNS or are not derivative contracts.  Also included in these volumes are the sales from PPL EnergyPlus to PPL Electric to supply PPL Electric's 2009 and 2010 PLR load obligation.

(c)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

As noted above, PPL Energy Supply's marketing activities also include its retail gas and electricity portfolios.  PPL Energy Supply has sold a total of 7.0 Bcf of gas to retail customers through 2012, all of which has been hedged with gas purchases.  At September 30, 2009, retail electric volumes were insignificant.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative FTR and basis (sales)/purchase contracts at September 30, 2009.

Commodity	Units	2009 (a)	2010	2011	2012

FTRs	GWh	23,462	38,116	192
Power Basis Positions	GWh	(738)	(9,602)	(1,737)	(878)
Gas Basis Positions	Bcf	0.4	3.8	(0.5)	(0.2)

(a)	Represents the time period from October 1, 2009 to December 31, 2009.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts (in MW-months) at September 30, 2009.

2009 (a)	2010	2011	2012	2013 - 2016	2017 - 2023

(14,127)	(72,722)	(36,781)	(10,047)	11,618	(252)

(a)	Represents the time period from October 1, 2009 to December 31, 2009.

Proprietary Trading Activity

At September 30, 2009, PPL Energy Supply's proprietary trading positions, excluding FTRs, basis and capacity contracts, were not significant.

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

Cash Flow Hedges

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts that qualify as cash flow hedges to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts range in maturity through 2020 and had a notional value of $100 million at September 30, 2009.  For the three and nine months ended September 30, 2009 and 2008, hedge ineffectiveness associated with these derivatives was not significant.  No contracts were outstanding at PPL Energy Supply at September 30, 2009.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  For the three and nine months ended September 30, 2009 and 2008, no amounts were recorded related to hedge ineffectiveness.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  PPL had no such reclassification for the three months ended September 30, 2009, but reclassified a net after-tax gain of $2 million for the nine months ended September 30, 2009.  PPL had no such reclassifications in 2008.  PPL Energy Supply had no such reclassifications in 2009 or 2008.

At September 30, 2009, the accumulated net unrealized after-tax gains on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $1 million for PPL and insignificant for PPL Energy Supply.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges

PPL and PPL Energy Supply are exposed to changes in the fair value of their domestic and international debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At September 30, 2009, PPL held contracts that range in maturity through 2047 and had a notional value of $850 million.  PPL Energy Supply did not hold any such contracts at September 30, 2009.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2009 and 2008.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt issuances that no longer qualified as fair value hedges for the three and nine months ended September 30, 2009 and 2008.

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

Cash Flow Hedges

PPL and PPL Energy Supply may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments denominated in foreign currencies; however, at September 30, 2009, there were no existing contracts of this nature.  Amounts previously classified in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods.  In certain instances, amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications during the three and nine months ended September 30, 2009 and 2008.

Fair Value Hedges

PPL and PPL Energy Supply enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at September 30, 2009, there were no existing contracts of this nature.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2009 and 2008.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and nine months ended September 30, 2009 and 2008.

Net Investment Hedges

PPL and PPL Energy Supply may enter into foreign currency contracts to protect the value of a portion of their net investment in WPD.  The total notional amount of the contracts outstanding at September 30, 2009 was £46 million (approximately $91 million based on contracted rates).  The settlement dates of these contracts range from December 2009 through June 2011.  At September 30, 2009, the fair value of these positions was a net asset of $17 million.  For the three months ended September 30, 2009 and 2008, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $2 million and $7 million in the foreign currency translation adjustment component of OCI.  For the nine months ended September 30, 2009 and 2008, PPL and PPL Energy Supply recognized after tax net investment hedge losses, of $5 million and gains of $8 million in the foreign currency translation adjustment component of OCI.  At September 30, 2009, PPL and PPL Energy Supply had $11 million of accumulated net investment hedge gains, after tax, that were included in the foreign currency translation adjustment component of AOCI compared with $16 million of gains at December 31, 2008.  See Note 11 for additional information.

Economic Activity

PPL and PPL Energy Supply may enter into foreign currency contracts as an economic hedge of anticipated earnings valued in British pounds sterling.  At September 30, 2009, the total exposure hedged was £34 million and the net fair value of these positions was a net liability of $4 million.  These contracts have termination dates ranging from October 2009 to December 2009.  No similar hedging instruments were outstanding at December 31, 2008.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income - net" on the Statements of Income.  For the three and nine months ended September 30, 2009, PPL and PPL Energy Supply recorded net gains of $2 million and losses of $9 million.  For the three and nine months ended September 30, 2008, PPL and PPL Energy Supply recorded net gains of $5 million and $3 million related to similar average rate forwards and average rate options.  See Note 11 for additional information.

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

•
Physical capacity-only transactions to sell excess capacity from PPL's and PPL Energy Supply's generation qualify for NPNS.  The forward value of these transactions is not recorded in the financial statements and has no earnings impact until delivery.

•	Any physical energy sale or purchase not intended to hedge an economic exposure is considered speculative, with unrealized gains or losses recorded immediately through earnings.

•
Financial transactions, which can be settled in cash, do not qualify for NPNS because they do not require physical delivery.  These transactions can receive cash flow hedge treatment if they lock in the cash flows PPL and PPL Energy Supply will receive or pay for energy expected to be sold or purchased in the spot market.

•
PPL and PPL Energy Supply purchase FTRs for both proprietary trading activities and hedging purposes.  FTRs, although economically effective as electricity basis hedges, do not currently qualify for hedge accounting treatment.  Unrealized and realized gains and losses from FTRs that were entered into for trading purposes are recorded in "Net energy trading margins" on the Statements of Income.  Unrealized and realized gains and losses from FTRs that were entered into for hedging purposes are recorded in "Energy purchases" on the Statements of Income.

•
Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock in the price PPL and PPL Energy Supply will pay and meet the definition of a derivative.

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

(PPL and PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets at September 30, 2009.

	PPL				PPL Energy Supply
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (b)
Interest rate swaps	$7	$2
Cross-currency swaps contracts	1	4			$1	$4
Foreign exchange contracts	11			$4	11			$4
Commodity contracts	437	195	$1,229	1,220	437	195	$1,229	1,220
	456	201	1,229	1,224	449	199	1,229	1,224
Noncurrent:
Price Risk Management Assets/Liabilities (b)
Interest rate swaps	37
Cross-currency swaps contracts	14				14
Foreign exchange contracts	6				6
Commodity contracts	872	209	910	718	872	209	910	718
	929	209	910	718	892	209	910	718

Total derivatives	$1,385	$410	$2,139	$1,942	$1,341	$408	$2,139	$1,942

(a)	$298 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2009.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were:

	September 30,		December 31,
	2009	2008	2008	2007

PPL	$452	$(230)	$(21)	$(192)
PPL Energy Supply	438	(225)	(12)	(188)

(PPL)

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and nine months ended September 30, 2009.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009

Interest rate swaps	Fixed rate debt	Interest expense	$18	$13	$(7)	$16

				Three Months Ended Sept. 30, 2009		Nine Months Ended Sept. 30, 2009
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion) (a)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009
Cash Flow Hedges:
Interest rate swaps	$(3)	$40	Interest expense	$(1)		$(3)
			Other income - net			4
Cross-currency swaps	(4)	(43)	Interest expense	1		2
			Other income - net	(3)		(18)
Commodity contracts	36	436	Wholesale energy marketing	137	$(122)	288	$(183)
			Fuel	(7)	1	(17)	2
			Depreciation			1
			Energy purchases	(225)	1	(454)	(4)
	$29	$433		$(98)	$(120)	$(197)	$(185)
Net Investment Hedges:
Foreign exchange contracts	$3	$(8)

(a)
In the third quarter of 2009, PPL changed its presentation related to net losses (gains) on commodity contracts that failed hedge effectiveness testing but are not dedesignated as cash flow hedges.   As a result, $159 million of net losses that were previously presented in "Gain (Loss) Reclassified from AOCI to Income (Effective Portion)" are now included in "Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)."  See "Commodity Price Risk (Non-trading) - Cash Flow Hedges" for additional information.

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009

Foreign exchange contracts	Other income - net	$2	$(9)
Commodity contracts	Unregulated retail electric and gas	1	7
	Wholesale energy marketing	79	579
	Net energy trading margins (a)	4
	Fuel	(2)	3
	Energy purchases	(158)	(800)
		$(74)	$(220)

(a)	Differs from statement of income due to intra-month transactions which PPL defines as spot activity.

(PPL Energy Supply)

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and nine months ended September 30, 2009.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009

Interest rate swaps	Fixed rate debt	Interest expense			$1	$1

				Three Months Ended Sept. 30, 2009		Nine Months Ended Sept. 30, 2009
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion) (a)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009
Cash Flow Hedges:
Cross-currency swaps	$(4)	$(43)	Interest expense	$1		$2
			Other income - net	(3)		(18)
Commodity contracts	36	436	Wholesale energy marketing	137	$(122)	288	$(183)
			Fuel	(7)	1	(17)	2
			Depreciation			1
			Energy purchases	(225)	1	(454)	(4)
	$32	$393		$(97)	$(120)	$(198)	$(185)
Net Investment Hedges:
Foreign exchange contracts	$3	$(8)

(a)
In the third quarter of 2009, PPL Energy Supply changed its presentation related to net losses (gains) on commodity contracts that failed hedge effectiveness testing but are not dedesignated as cash flow hedges.  As a result, $159 million of net losses that were previously presented in "Gain (Loss) Reclassified from AOCI to Income (Effective Portion)" are now included in "Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)."  See "Commodity Price Risk (Non-trading) - Cash Flow Hedges" for additional information.

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2009

Foreign exchange contracts	Other income - net	$2	$(9)
Commodity contracts	Unregulated retail electric and gas	1	7
	Wholesale energy marketing	79	579
	Net energy trading margins (a)	4
	Fuel	(2)	3
	Energy purchases	(158)	(800)
		$(74)	$(220)

(a)	Differs from statement of income due to intra-month transactions, which PPL Energy Supply defines as spot activity.

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

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each agreement.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at September 30, 2009 was $220 million for PPL and $214 million for PPL Energy Supply, of which both had posted collateral of $152 million in the normal course of business.  At September 30, 2009, if the credit contingent provisions underlying these derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to post an additional $140 million of collateral to their counterparties.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2008	$94	$669	$763
Effect of foreign currency exchange rates		42	42
Balance at September 30, 2009	$94	$711	$805

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The change in the carrying amounts of the AROs was:

AROs at December 31, 2008	$389
Accretion expense	22
Change in estimated cash flows and/or settlement date	1
Obligations settled	(14)
AROs at September 30, 2009	$398

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear station.  The accrued nuclear decommissioning obligation was $342 million and $322 million at September 30, 2009 and December 31, 2008.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  The aggregate fair value of these assets was $525 million and $446 million at September 30, 2009 and December 31, 2008.  See Notes 13 and 18 for additional information on the fair value of these assets.

17.	Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The following table details the components of restricted cash and cash equivalents.

	September 30, 2009
	PPL	PPL Energy Supply	PPL Electric
Current:
Funds deposited with Trustee to defease First Mortgage Bonds (a)	$1		$1
Deposits for trading purposes (b)	22	$22
Counterparty collateral (b)	121	121
Client deposits	4
Miscellaneous	3	3
Total current	151	146	1
Noncurrent:
Required deposits of WPD (c)	14	14
Funds deposited with Trustee to defease First Mortgage Bonds (a)	13		13
Total noncurrent	27	14	13
	$178	$160	$14

	December 31, 2008
	PPL	PPL Energy Supply	PPL Electric
Current:
Funds deposited with Trustee to defease First Mortgage Bonds (a)	$1		$1
Deposits for trading purposes (b)	301	$301
Counterparty collateral (b)	12	12
Client deposits	4
Miscellaneous	2	2
Total current	320	315	1
Noncurrent:
Required deposits of WPD (c)	13	13
Funds deposited with Trustee to defease First Mortgage Bonds (a)	14		14
Total noncurrent	27	13	14
	$347	$328	$15

(a)	The carrying amount of related First Mortgage Bonds was $10 million at September 30, 2009 and December 31, 2008.
(b)
"Deposits for trading purposes" represent margin posted by PPL Energy Supply in connection with trading activities.  "Counterparty collateral" represents margin posted by counterparties to PPL Energy Supply in connection with trading activities.

The decrease in deposits for trading purposes and the increase in counterparty collateral from December 31, 2008 relates primarily to decreases in market prices and/or the realization of certain transactions.

(c)	Primarily consists of insurance reserves.

18.	Available-for-Sale Securities

(PPL and PPL Energy Supply)

The following table shows the amortized cost of available-for-sale securities and the gross unrealized gains and losses recorded in AOCI.  See Note 13 for information regarding the fair value of these securities.

	September 30, 2009			December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (a)
PPL
Short-term investments – municipal debt securities				$150
NDT funds:
Cash and cash equivalents	$8			7
Equity securities:
U.S. large-cap	175	$78		160	$22
U.S. mid/small-cap	67	32		60	9
Debt securities:
U.S. Treasury	56	3		67	10
U.S. government agency	10			13	1
Municipality	64	2		59	2
Investment-grade corporate	26	2		31	2
Residential mortgage-backed securities	1			2
Other	1			1
	408	117		400	46
Auction rate securities	29		$(11)	29		$(5)
Total PPL	$437	$117	$(11)	$579	$46	$(5)

PPL Energy Supply
Short-term investments – municipal debt securities				$150
NDT funds:
Cash and cash equivalents	$8			7
Equity securities:
U.S. large-cap	175	$78		160	$22
U.S. mid/small-cap	67	32		60	9
Debt securities:
U.S. Treasury	56	3		67	10
U.S. government agency	10			13	1
Municipality	64	2		59	2
Investment-grade corporate	26	2		31	2
Residential mortgage-backed securities	1			2
Other	1			1
	408	117		400	46
Auction rate securities	24		$(10)	24		$(5)
Total PPL Energy Supply	$432	$117	$(10)	$574	$46	$(5)
(a)
Prior to the April 1, 2009 adoption of accounting guidance addressing other-than-temporary impairments, there were no unrealized losses recorded in AOCI on debt securities in the NDT funds.  See "Recognition and Presentation of Other-Than-Temporary Impairments" in Note 2 for additional information.

The following table shows the gross unrealized losses not recognized in earnings and the related fair value of auction rate securities, aggregated by length of time that individual securities have been in an unrealized loss position as of September 30, 2009.

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

PPL	$(8)	$10	$(3)	$8	$(11)	$18
PPL Energy Supply	(7)	7	(3)	7	(10)	14

The following table shows the gross unrealized losses not recognized in earnings and the related fair value of auction rate securities, aggregated by length of time that individual securities have been in an unrealized loss position as of December 31, 2008.

	Less Than 12 Months		12 Months or Greater		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

PPL	$(5)	$21			$(5)	$21
PPL Energy Supply	(5)	19			(5)	19

The following table shows the scheduled maturity dates of debt securities held at September 30, 2009.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 5-10 Years	Maturity in Excess of 10 Years	Total

PPL
Amortized Cost	$1	$64	$50	$72	$187
Fair Value	1	66	52	64	183

PPL Energy Supply
Amortized Cost	$1	$64	$50	$67	$182
Fair Value	1	66	52	60	179

The following table shows proceeds from and realized gains (losses) on sales of available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
PPL
Proceeds from sales in NDT funds (a)	$22	$67	$163	$149
Other proceeds from sales			150	36
Gross realized gains (b)	4	5	18	11
Gross realized losses (b)	(1)	(9)	(14)	(16)

PPL Energy Supply
Proceeds from sales in NDT funds (a)	$22	$67	$163	$149
Other proceeds from sales			150	33
Gross realized gains (b)	4	5	18	11
Gross realized losses (b)	(1)	(9)	(14)	(16)

(a)	These proceeds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

NDT Funds

When the fair value of a security is less than amortized cost, PPL and PPL Energy Supply must make certain assertions to avoid recording an other-than-temporary impairment that requires a current period charge to earnings.  The NRC requires that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts.  As a result, PPL and PPL Energy Supply have been unable to demonstrate the ability to hold an impaired security until it recovers its value; therefore, unrealized losses on debt securities through March 31, 2009 and unrealized losses on equity securities for all periods presented, represented other-than-temporary impairments that required a current period charge to earnings.

As described in "New Accounting Guidance Adopted - Recognition and Presentation of Other-Than-Temporary Impairments" in Note 2, effective April 1, 2009, when PPL and PPL Energy Supply intend to sell a debt security or more likely than not will be required to sell a debt security before recovery, then the other-than-temporary impairment recognized in earnings will equal the entire difference between the security's amortized cost basis and its fair value.  However, if there is no intent to sell a debt security and it is not more likely than not that they will be required to sell the security before recovery, but the security has suffered a credit loss, the other-than-temporary impairment will be separated into the credit loss component, which is recognized in earnings, and the remainder of the other-than-temporary impairment, which is recorded in OCI.  Temporary impairments of debt securities and unrealized gains on both debt and equity securities are recorded to OCI.  There were no credit losses on debt securities held in the NDT funds at September 30, 2009.

Auction Rate Securities

At September 30, 2009 and December 31, 2008, the estimated fair value of the auction rate securities was $11 million and $5 million lower than par value for PPL and $10 million and $5 million lower than par value for PPL Energy Supply.  See Note 13 for additional information on these securities, including fair value.  Based upon the evaluation of available information, PPL and PPL Energy Supply believe these investments continue to be of high credit quality and they do not have significant exposure to realize losses on these securities.  PPL and PPL Energy Supply have no current plans to sell these securities until they can be liquidated at par value and do not anticipate having to sell these securities in order to fund operations or for any other purpose.  As such, the decline in fair value was deemed temporary due to general market conditions.  During the second and third quarters of 2009, PPL Energy Supply liquidated an insignificant amount of these securities at par.

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

Lessor Transactions (PPL and PPL Energy Supply)

A PPL Energy Supply subsidiary is the lessor, for accounting purposes, of each of the Shoreham and Edgewood plants (collectively with related tolling agreements, the Long Island generation business).  In May 2009, PPL Generation signed a definitive agreement to sell the Long Island generation business.  The tolling agreements related to these plants, accounted for as containing leases, will be transferred to the new owner upon completion of the sale.  The lease related to the Shoreham plant is classified as a direct-financing lease.  Future minimum lease payments on this lease are estimated to be $16 million per year for 2009 through 2013.  The lease related to the Edgewood plant is classified as an operating lease.  At December 31, 2008, total minimum future rentals under this lease were estimated to be $28 million, including $3 million per year for 2009 through 2013.  PPL Energy Supply no longer expects to receive these payments subsequent to completion of the anticipated sale.  See Note 8 for additional information on the anticipated sale.

20.	New Accounting Guidance Pending Adoption

(PPL, PPL Energy Supply and PPL Electric)

Employers' Disclosures about Pensions and Other Postretirement Benefits

Guidance on an employer's disclosures about plan assets of defined benefit plans was revised to provide users of financial statements with an understanding of:

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

PPL and its subsidiaries will adopt this guidance prospectively effective December 31, 2009.  This guidance was issued to provide greater transparency within disclosures; therefore, the adoption is not expected to have a material impact on PPL and its subsidiaries' financial statements.

Accounting for Transfers of Financial Assets

Accounting guidance was issued to revise the accounting for transfers of financial assets.  This guidance eliminates the concept of a qualifying special-purpose entity (QSPE); therefore, QSPEs will be subject to consolidation guidance.  Further, it changes the requirements for the derecognition of financial assets, establishes new criteria for reporting the transfer of a portion of a financial asset as a sale and requires transferors to initially recognize, at fair value, assets obtained and liabilities incurred as a result of a transfer accounted for as a sale.  Additionally, it requires enhanced disclosures to improve the transparency around transfers of financial assets and a transferor's continuing involvement.

PPL and its subsidiaries will adopt this guidance effective January 1, 2010.  Early adoption is prohibited.  This guidance will be applied prospectively to new transfers of financial assets.  Disclosures will be required for all transfers, including those entered into before the effective date.  Comparative disclosures are encouraged, but not required, for periods in which these disclosures were not previously required.  The potential impact of adoption to the financial statements is not yet determinable but could be material.

Consolidation of Variable Interest Entities

Accounting guidance was issued to replace the quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a variable interest entity (VIE) and is the primary beneficiary.  This guidance prescribes a qualitative approach focused on identifying which entity has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE.  It also requires ongoing assessments of whether an entity is the primary beneficiary of a VIE and enhanced disclosures to improve the transparency of an entity's involvement in a VIE.

Upon adoption of this guidance, all previous consolidation conclusions must be reconsidered.  Additionally, with the elimination of the QSPE concept in the guidance addressing accounting for transfers of financial assets, QSPEs need to be evaluated for consolidation.  If the initial application results in consolidation of a VIE, the assets, liabilities, and noncontrolling interests of the VIE will be measured at their carrying amounts as if this guidance had been applied from the point in time the entity became the primary beneficiary of the VIE (unless the fair value option is elected).  Any difference between the net amounts required to be recognized and the amount of any previously recognized interest will be reflected as a cumulative-effect adjustment to retained earnings.  If initial application results in deconsolidation of a VIE, any retained interest in the VIE will be measured at its carrying value as if this guidance had been applied from the inception of the VIE.

PPL and its subsidiaries will adopt this guidance prospectively effective January 1, 2010.  Early adoption is prohibited.  Comparative disclosures are not required for periods in which these disclosures were not previously required.  The potential impact of adoption to the financial statements is not yet determinable but could be material.

21.	Subsequent Events

(PPL, PPL Energy Supply and PPL Electric)

Subsequent events have been evaluated through the time of issuance of these financial statements on October 30, 2009, and are included in the relevant note disclosures.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" in PPL's 2008 Form 10-K for descriptions of its reportable segments, which are Supply, International Delivery and Pennsylvania Delivery.  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania and the U.K.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's Form 8-K dated September 9, 2009, for a discussion of PPL's strategy and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" in PPL's 2008 Form 10-K and the rest of Item 7 in PPL's Form 8-K dated September 9, 2009 for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings.  PPL filed the September 2009 Form 8-K to revise certain information in Items 6, 7 and 8 in its 2008 Form 10-K to reflect discontinued operations and the retrospective application of certain accounting standards.

Market Events

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

Commodity Price Risk

The volatility of wholesale energy prices due to conditions in the financial and commodity markets significantly impacted PPL's earnings in 2009 and the third quarter of 2008.  See "Statement of Income Analysis - Domestic Gross Energy Margins - Domestic Gross Energy Margins By Region" for further discussion.

Credit Risk

Credit risk is the risk that PPL would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures to limit counterparty credit risk.  Conditions in the financial and commodity markets have generally increased PPL's exposure to credit risk.  See Notes 13 and 14 to the Financial Statements, and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's Form 8-K dated September 9, 2009 for more information on credit risk.

Liquidity Risk

Despite conditions in the financial and capital markets, external financing activities by domestic electric utilities are being completed, although generally at higher-than-historical costs and interest rates.  PPL expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, credit facilities and, from time to time, the issuance of capital market securities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

Conditions in the financial markets have generally made it difficult to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL transacts, concluding that all of these markets were active at September 30, 2009, with the exception of the market for auction rate securities.  See Notes 13 and 18 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Securities Price Risk

Declines in the market price of debt and equity securities result in unrealized losses that reduce the asset values of PPL's investments in its defined benefit plans and NDT funds.  Both the defined benefit plans and the NDT funds had positive returns in the second and third quarters of 2009, thereby recovering a portion of the negative returns incurred in 2008 and the first quarter of 2009.  PPL actively monitors the performance of the investments held in its defined benefit plans and NDT funds and periodically reviews the funds' investment allocations.  See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - NDT Funds - Securities Price Risk" for additional information on securities price risk.

Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in various assumptions, in addition to the actual performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" in PPL's Form 8-K dated September 9, 2009 for a discussion of the assumptions and sensitivities regarding those assumptions.

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

Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for smart grid, efficiency-related and renewable energy programs, and has initiated a process for that purpose.  The Commonwealth of Pennsylvania is accepting applications for funding of certain energy projects including solar projects.  As discussed in Note 8 to the Financial Statements, PPL has reconsidered its Holtwood expansion project in view of the tax incentives and potential loan guarantees for renewable energy projects contained in the Economic Stimulus Package.  PPL has filed DOE loan guarantee applications and grant applications for the Holtwood expansion project and for the Rainbow redevelopment project.  In addition, in July 2009, PPL Electric proposed to the DOE a $38 million project that would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  PPL Electric requested a DOE grant to provide half of the funding for this pilot program.  In October 2009, PPL Electric received notification that its grant proposal has been selected by the DOE for award negotiations.  PPL and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL's possible expansion plans and other business-related activities.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's Form 8-K dated September 9, 2009.

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2009, with the same periods in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income attributable to PPL and the related EPS were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income attributable to PPL	$20	$203	$254	$653
EPS - basic	$0.05	$0.54	$0.67	$1.74
EPS - diluted	$0.05	$0.54	$0.67	$1.73

The changes in net income attributable to PPL from period to period were, in part, due to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income (loss) attributable to PPL by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Supply	$(31)	$98	$(12)	$297
International Delivery	24	73	173	233
Pennsylvania Delivery	27	32	93	123
Total	$20	$203	$254	$653

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading, domestic generation and domestic development operations of PPL Energy Supply.  In May 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business and expects the sale to close in late 2009 or in the first quarter of 2010.  In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business and expects the sale to close in November 2009.  See Note 8 to the Financial Statements for additional information.

The Supply segment results reflect the classification of the revenues and expenses of the Long Island generation business and the majority of the Maine hydroelectric generation business as Discontinued Operations.

Supply segment net income (loss) attributable to PPL was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Energy revenues
External (a)	$733	$1,814	$2,605	$1,996
Intersegment	445	453	1,353	1,370
Energy-related businesses	108	140	297	368
Total operating revenues	1,286	2,407	4,255	3,734
Fuel and energy purchases
External (a)	905	1,781	2,919	1,888
Intersegment	19	29	59	87
Other operation and maintenance	182	212	639	643
Depreciation	56	52	163	144
Taxes, other than income	7	9	22	18
Energy-related businesses	104	130	286	351
Total operating expenses	1,273	2,213	4,088	3,131
Other Income - net	6	1	41	13
Other-Than-Temporary Impairments		6	18	16
Interest Expense	47	52	144	141
Income Taxes	2	42	28	173
Income (Loss) from Discontinued Operations		3	(29)	12
Noncontrolling Interest	1		1	1
Net Income (Loss) Attributable to PPL	$(31)	$98	$(12)	$297

(a)	Includes unrealized gains and losses from economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The after-tax changes in net income (loss) attributable to PPL between these periods were due to the following factors.

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Domestic gross energy margins	$77	$40
Other operation and maintenance	(9)	(5)
Depreciation	(2)	(11)
Other income - net	5	10
Interest expense	3	(2)
Income taxes and other	(6)	(14)
Discontinued operations, net of special item (Note 8)	(3)	(4)
Special items	(194)	(323)
	$(129)	$(309)

•	See "Domestic Gross Energy Margins" for further discussion.

•
Higher other operation and maintenance for the three months ended September 30, 2009, compared with the same period in 2008, was primarily due to increased payroll costs at the Susquehanna nuclear plant.

•
Higher depreciation for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to the Montour scrubbers and Susquehanna generation uprate projects that were placed in-service in the second quarter of 2008 and the Brunner Island Unit 3 scrubber placed in-service in the second quarter of 2009.

•
Higher other income - net for the three and nine months ended September 30, 2009, compared with the same periods in 2008, was primarily due to higher earnings on securities in the NDT funds, partially offset by lower interest income.  The nine-month period was also higher due to gains recorded in 2009 related to the extinguishment of certain PPL Energy Supply Senior Notes.

•	Higher income taxes for both periods were primarily due to a higher effective tax rate and lower domestic manufacturing deductions in 2009.

The following after-tax amounts, which management considers special items, impacted the Supply segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Unrealized gains (losses) from energy-related economic activity (Note 14)	$(130)	$67	$(168)	$121
Adjustments - NDT investments (a)		(1)	(1)	(5)
Impairments and other impacts - emission allowances (b)		(27)	(15)	(27)
Impairments - assets held for sale and other (c)			(36)
Workforce reduction charge (Note 6)			(6)
Change in tax accounting method (Note 5)	(25)		(25)
Off-site remediation of ash basin leak (Note 10)				1
Montana basin seepage litigation (Note 10)				(5)
Synthetic fuel tax adjustment (Note 10)				(13)
Total	$(155)	$39	$(251)	$72

(a)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(b)
2008 includes charges related to annual nitrogen oxide allowances and put options recorded in the third quarter.  See PPL's Form 8-K dated September 9, 2009 for additional information.

See "Nonrecurring Fair Value Measurements - Sulfur Dioxide Emission Allowances" in Note 13 to the Financial Statements for additional information on 2009 impairments.

(c)	Includes a $34 million charge related to the Long Island generation business recorded in the second quarter of 2009.

Earnings Outlook

Excluding special items, PPL projects lower earnings for its Supply segment in 2009 compared with 2008, driven by higher expected operation and maintenance expenses, depreciation and income taxes, partially offset by higher energy margins as a result of higher expected value from baseload generation, despite higher expected coal expense, and higher margins from marketing and trading activities.

In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business.  As a result of this sale, PPL expects to record an after-tax gain of between $20 and $25 million (approximately $0.06 per share, basic and diluted) in November 2009.  In addition, PPL would record an additional after-tax gain of between $7 and $9 million ($0.02 per share, basic and diluted) from contingent consideration under this agreement, upon completion of PPL's previously announced potential sale of three other hydroelectric facilities to the Penobscot River Restoration Trust.  This additional gain may be recorded beyond 2009 or ultimately may not be realized.  These gains will be treated as special items.  See Note 8 to the Financial Statements for additional information.

International Delivery Segment

The International Delivery segment consists primarily of the electricity distribution operations in the U.K.  In the first quarter of 2008, the International Delivery segment recognized income tax benefits and miscellaneous expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  In the third quarter of 2009, the International Delivery segment recognized $24 million of income tax expense in Discontinued Operations related to the identification of certain required corrections to the calculation of tax bases of the Latin American businesses sold in 2007.  See Note 8 to the Financial Statements for additional information.

International Delivery segment net income attributable to PPL was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Utility revenues	$165	$195	$496	$647
Energy-related businesses	9	8	24	26
Total operating revenues	174	203	520	673
Other operation and maintenance	32	46	97	142
Depreciation	31	33	84	104
Taxes, other than income	16	17	42	51
Energy-related businesses	5	4	12	10
Total operating expenses	84	100	235	307
Other Income - net	2	6	(9)	10
Interest Expense	28	42	59	114
Income Taxes	16	(6)	20	34
Income (Loss) from Discontinued Operations	(24)		(24)	5
Net Income Attributable to PPL	$24	$73	$173	$233

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended
U.K.
Delivery margins	$3	$3
Other operating expenses	(1)	8
Interest expense	6	27
Income taxes	(6)	25
Foreign currency exchange rates	(9)	(69)
Hyder liquidation distributions		(3)
Other	(1)	(2)
U.S. other income - net	(5)	(6)
U.S. income taxes	(17)	(11)
Discontinued operations, net of special item (Note 8)		(5)
Other	1	2
Special items	(20)	(29)
	$(49)	$(60)

•
Lower other operating expenses for the nine months ended September 30, 2009, compared with the same period in 2008, were primarily due to lower pension costs, resulting from an increase in the discount rate and a lower inflation rate, and lower WPD meter operator expenses, due to the transfer of that activity to a third party in 2008.

•	Lower interest expense for both periods resulted primarily from lower inflation rates on U.K. Index-linked Senior Unsecured Notes and lower debt balances.

•
Lower U.K. income taxes for the nine months ended September 30, 2009, compared with the same period in 2008, were primarily due to changes in uncertain tax positions, partially offset by tax return adjustments in 2008.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign currency exchange rates negatively impacted U.K. earnings for both periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.64 for the three months ended September 30, 2009, versus approximately $1.95 for the same period in 2008, and approximately $1.50 for the nine months ended September 30, 2009, versus approximately $1.97 for the same period in 2008.

•	Lower U.S. other income - net for both periods was primarily due to realized hedging results.

•	Higher U.S. income taxes for both periods were primarily due to changes in the timing of dividends.

The following after-tax amounts, which management considers special items, impacted the International Delivery segment earnings.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009

Unrealized gains (losses) from foreign currency economic activity (a)	$4	$(2)
Workforce reduction charge (Note 6)		(2)
Asset impairments		(1)
Income taxes - Latin American businesses (Note 8)	(24)	(24)
Total	$(20)	$(29)

(a)
These transactions are intended to hedge a portion of the net income of the International Delivery segment. This economic value in U.S. dollars is subject to changes in the British pound sterling to U.S. dollar exchange rate. See Note 14 to the Financial Statements for additional information regarding economic activity.

Earnings Outlook

Excluding special items, PPL projects lower earnings for its International Delivery segment in 2009 compared with 2008, primarily due to less favorable foreign currency exchange rates, partially offset by lower income taxes and lower financing costs.  See Note 10 to the Financial Statements for information on WPD's receipt of the Ofgem's initial five-year price review.  At this time WPD cannot predict the potential impact of this initial proposal on its revenues and earnings for 2010 and beyond.

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

Pennsylvania Delivery segment net income attributable to PPL was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues
External	$790	$814	$2,407	$2,464
Intersegment	19	29	59	87
Total operating revenues	809	843	2,466	2,551
Fuel and energy purchases
External	30	44	93	129
Intersegment	445	453	1,353	1,370
Other operation and maintenance	103	103	307	310
Amortization of recoverable transition costs	73	73	227	217
Depreciation	33	32	96	97
Taxes, other than income	47	51	145	155
Total operating expenses	731	756	2,221	2,278
Other Income - net	1	1	6	9
Interest Expense	31	25	91	80
Income Taxes	16	21	53	70
Income (Loss) from Discontinued Operations		(5)		5
Noncontrolling Interests	5	5	14	14
Net Income Attributable to PPL	$27	$32	$93	$123

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(4)	$(14)
Other operation and maintenance	(1)	9
Interest expense	(4)	(13)
Discontinued operations, net of special item (Note 8)	1	(10)
Other	(1)	(1)
Special items	4	(1)
	$(5)	$(30)

•
Lower delivery revenues for the nine months ended September 30, 2009, compared with the same period in 2008, were primarily due to economic conditions including industrial customers scaling back on production, the unfavorable impact of weather on sales volumes and a true-up of the FERC formula-based transmission revenues.  See Note 2 to the Financial Statements for additional information on the true-up.

•
Lower other operation and maintenance expense for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to decreased payroll/overhead expense, decreased contractor expenses in 2009 and higher storm costs in 2008, net of insurance recoveries, partially offset by an increase in uncollectible accounts.

•
Higher interest expense for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to $400 million of debt issuances in October 2008 that prefunded a portion of August 2009 debt maturities.

The following after-tax amounts, which management considers special items, also had an impact on the Pennsylvania Delivery segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Sale of gas and propane businesses (Note 8)		$(4)		$(5)
Asset impairments			$(1)
Workforce reduction charge (Note 6)			(5)
Total		$(4)	$(6)	$(5)

Earnings Outlook

Excluding special items, PPL projects lower earnings in its Pennsylvania Delivery segment in 2009 compared with 2008, primarily due to higher financing costs, lower than expected electricity delivery revenues, and the divestiture of its natural gas distribution and propane businesses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Income (a)	$181	$384	$697	$1,242
Adjustments:
Energy-related businesses, net (b)	(8)	(14)	(23)	(33)
Other operation and maintenance (a)	317	361	1,043	1,095
Amortization of recoverable transition costs (a)	73	73	227	217
Depreciation (a)	120	117	343	345
Taxes, other than income (a)	70	77	209	224
Revenue adjustments (c)	(168)	(1,683)	(1,394)	(2,007)
Expense adjustments (c)	(109)	1,029	158	109
Domestic gross energy margins	$476	$344	$1,260	$1,192

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended Sept. 30,
	2009	2008	Change
Revenue
Utility (a)	$955	$1,007	$(52)
Unregulated retail electric and gas (a)	34	43	(9)
Wholesale energy marketing (a)	692	1,905	(1,213)
Net energy trading margins (a)	7	(132)	139
Revenue adjustments (b)
WPD utility revenue	(165)	(195)	30
Domestic delivery component of utility revenue	(302)	(325)	23
Other utility revenue	(17)	(12)	(5)
Unrealized (gains) losses from economic hedge activity (c)	307	(1,160)	1,467
Margins from Supply segment discontinued operations	9	9
Total revenue adjustments	(168)	(1,683)	1,515
	1,520	1,140	380
Expense
Fuel (a)	264	305	(41)
Energy purchases (a)	671	1,520	(849)
Expense adjustments (b)
Unrealized gains (losses) from economic hedge activity (c)	86	(1,044)	1,130
Domestic electric ancillaries (e)	(10)	(15)	5
Gross receipts tax (f)	27	28	(1)
Other	6	2	4
Total expense adjustments	109	(1,029)	1,138
	1,044	796	248
Domestic gross energy margins	$476	$344	$132

	Nine Months Ended Sept. 30,
	2009	2008	Change
Revenue
Utility (a)	$2,901	$3,108	$(207)
Unregulated retail electric and gas (a)	108	110	(2)
Wholesale energy marketing (a)	2,497	1,971	526
Net energy trading margins (a)	2	(82)	84
Revenue adjustments (b)
WPD utility revenue	(496)	(647)	151
Domestic delivery component of utility revenue	(949)	(989)	40
Other utility revenue	(38)	(38)
Unrealized (gains) losses from economic hedge activity (c)	65	(363)	428
Gains from sale of emission allowances (d)		1	(1)
Margins from Supply segment discontinued operations	24	29	(5)
Total revenue adjustments	(1,394)	(2,007)	613
	4,114	3,100	1,014
Expense
Fuel (a)	708	734	(26)
Energy purchases (a)	2,304	1,283	1,021
Expense adjustments (b)
Unrealized losses from economic hedge activity (c)	(220)	(157)	(63)
Domestic electric ancillaries (e)	(33)	(41)	8
Gross receipts tax (f)	84	85	(1)
Other	11	4	7
Total expense adjustments	(158)	(109)	(49)
	2,854	1,908	946
Domestic gross energy margins	$1,260	$1,192	$68

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)	Included in "Energy purchases" on the Statements of Income.
(f)	Included in "Taxes, other than income" on the Statements of Income.

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

	Three Months Ended Sept. 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$360	$325	$35
Western U.S.	84	78	6
Marketing and trading margins:
Eastern U.S.	31	(56)	87
Western U.S.	1	(3)	4
Domestic gross energy margins	$476	$344	$132

	Nine Months Ended Sept. 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$969	$943	$26
Western U.S.	245	217	28
Marketing and trading margins:
Eastern U.S.	45	44	1
Western U.S.	1	(12)	13
Domestic gross energy margins	$1,260	$1,192	$68

Eastern U.S.

Eastern U.S. asset-related margins were $35 million and $26 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase during the three months ended September 30, 2009 was primarily attributable to higher baseload unit operating performance in 2009, due to unplanned major outages in 2008, higher capacity revenue, and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.  Partially offsetting these higher margins were higher average baseload generation fuel prices of 13%, primarily due to higher coal prices.  The increase during the nine months ended September 30, 2009 was primarily attributable to gains resulting from the settlement of economic positions related to portfolio rebalancing and optimization strategies, higher baseload unit operating performance in 2009 due to unplanned major outages in 2008, higher capacity revenue, and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.  Partially offsetting these higher margins were higher average baseload generation fuel prices of 7%, primarily due to higher coal prices.

Eastern U.S. marketing and trading margins were $87 million and $1 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase for both periods was primarily due to increased margins in the power, gas, and oil trading positions resulting from unrealized trading losses in 2008 due to a dramatic decline in energy prices and the lack of liquidity in the wholesale power markets.  Partially offsetting these increases were lower margins on full-requirement sales contracts, primarily due to mild weather and the economic downturn.

Western U.S.

Western U.S. asset-related margins were $6 million and $28 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase during the three months ended September 30, 2009 was primarily due to higher wholesale volumes of 11% partially offset by lower generation from the hydroelectric units of 12%.  The increase for the nine months ended September 30, 2009 was primarily due to higher wholesale volumes of 16% and increased generation from the hydroelectric units of 7%.

Western U.S. marketing and trading margins were $4 million and $13 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase for the three months ended September 30, 2009 consists of $4 million of higher realized trading margins.  The increase for the nine months ended September 30, 2009 consists primarily of $9 million of higher realized trading margins and $4 million of higher unrealized trading margins.

Utility Revenues

The decreases in utility revenues were attributable to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended
Domestic:
Retail electric revenue (PPL Electric)
PLR	$(8)	$(16)
Delivery	(18)	(45)
Other	4	5
U.K.:
Electric delivery revenue	1	(3)
Foreign currency exchange rates	(31)	(148)
	$(52)	$(207)

Domestic retail electric revenues for both periods were negatively impacted by economic conditions, including industrial customers scaling back on production.  In addition, weather had an unfavorable impact on sales volumes for both periods.  Lower delivery revenues for the nine months ended September 30, 2009 were also attributable to a true-up of the FERC formula-based transmission revenues.  See Note 2 to the Financial Statements for additional information on the true-up.

Energy-related Businesses

Energy-related businesses contributed $6 million less to operating income for the three months ended September 30, 2009, compared with the same period in 2008.  The decrease related mainly to energy-related businesses, primarily due to a decline in domestic construction activity caused by the slowdown in the economy.

Energy-related businesses contributed $10 million less to operating income for the nine months ended September 30, 2009, compared with the same period in 2008.  Contributions from U.K. energy-related businesses decreased by $4 million, primarily due to changes in foreign currency exchange rates.  The remaining decrease of $6 million related to domestic energy-related businesses, primarily due to a decline in construction activity caused by the slowdown in the economy.

Other Operation and Maintenance

The decreases in other operation and maintenance expenses were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Workforce reduction charge (Note 6)		$22
Defined benefit costs - Domestic	$4	14
Stock-based compensation	3	(1)
Uncollectible accounts	5	(1)
Storm costs		(4)
WPD meter operator expenses (a)	(1)	(7)
Montana basin seepage litigation (Note 10)		(8)
Payroll related costs	12	(8)
Contractor expense	(3)	(11)
Defined benefit costs - U.K.	(4)	(12)
Impairments and other impacts - emission allowances (b)	(45)	(15)
U.K. foreign currency exchange rates	(5)	(22)
Other - Domestic	(8)	6
Other - U.K.	(2)	(5)
	$(44)	$(52)

(a)	In July 2008, WPD transferred its meter operator services to a third party.
(b)
2008 includes charges related to annual nitrogen oxide allowances and put options recorded in the third quarter.  See PPL's Form 8-K dated September 9, 2009 for additional information.

See "Nonrecurring Fair Value Measurements - Sulfur Dioxide Emission Allowances" in Note 13 to the Financial Statements for additional information on 2009 impairments.

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $10 million for the nine months ended September 30, 2009, compared with the same period in 2008.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Depreciation

The changes in depreciation expense were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Additions to generation PP&E (a)	$5	$18
International delivery	5	5
U.K. foreign currency exchange rates	(6)	(24)
Other	(1)	(1)
	$3	$(2)

(a)
Primarily attributable to the completion of the Susquehanna generation uprate and the Montour scrubber projects in the second quarter of 2008 and the Brunner Island Unit 3 scrubber in the second quarter of 2009.

Taxes, Other Than Income

The decreases in taxes, other than income were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Property tax expense (a)	$(1)	$5
Pennsylvania capital stock tax (b)	(1)	(3)
Pennsylvania gross receipts tax (b)	(3)	(8)
U.K. foreign currency exchange rates	(2)	(11)
Other		2
	$(7)	$(15)

(a)	The increase for the nine months ended September 30, 2009 is primarily due to a $7 million property tax credit recorded by PPL Montana in the nine months ended September 30, 2008.
(b)	The decreases for both periods were primarily due to a decrease in the tax rate.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $6 million for the three months ended September 30, 2009, compared with the same period in 2008, primarily due to improved market returns in 2009 compared to 2008.

Interest Expense

The decreases in interest expense were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Capitalized interest	$5	$9
Short-term debt interest expense	(1)	7
Long-term debt interest expense	(3)	5
U.K. foreign currency exchange rates	(5)	(16)
Hedging activities	(7)	(21)
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(6)	(31)
Other	4	6
	$(13)	$(41)

Income Taxes

The decreases in income taxes were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Tax reserve adjustments	$47	$16
Tax return adjustments	26	44
Nonconventional fuel and other tax credits	(3)	(17)
Tax on foreign earnings	(26)	(28)
Lower pre-tax book income	(73)	(199)
Other	6	8
	$(23)	$(176)

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the anticipated sales of PPL's Long Island generation business and the majority of its Maine hydroelectric generation business, PPL's Latin American businesses that were sold in 2007 and the remaining holding companies that were substantially dissolved in 2008, and PPL's natural gas distribution and propane businesses that were sold in 2008.

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

PPL had the following at:

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$696	$1,100
Short-term investments (a)		150
	$696	$1,250
Short-term debt	$620	$679

(a)
Represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See "Financing Activities" below for further discussion.

The $404 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	the payment of $916 million to retire $946 million aggregate principal amount of long-term debt;
•	$821 million of capital expenditures;
•	the payment of $386 million of common stock dividends;
•	a net decrease in short-term debt of $70 million (excluding the impact of U.K. foreign currency exchange rates);
•	$58 million in net expenditures for intangible assets;
•	$1.2 billion of cash provided by operating activities;
•	proceeds of $298 million from the issuance of long-term debt;
•	a decrease of $170 million in restricted cash and cash equivalents; and
•	proceeds of $150 million from the sale of short-term investments.

Auction Rate Securities

PPL's investment in auction rate securities continues to be impacted by auction failures and the resulting illiquidity in 2009.  PPL held auction rate securities with an aggregate par value of $29 million at September 30, 2009 and December 31, 2008.  PPL concluded that the fair value of its auction rate securities was $18 million at September 30, 2009 and $24 million at December 31, 2008, a temporary decline of $11 million and $5 million from par value.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  PPL believes it will not be required to sell these securities, including to fund operations, and does not intend to sell these securities until they can be liquidated at par value.  Therefore, PPL believes it does not have significant exposure to realize losses on these securities, and none of the decline in fair value is attributable to credit loss and therefore is deemed temporary due to general market conditions and has not been recognized in earnings.  During the second and third quarters of 2009, PPL liquidated an insignificant amount of auction rate securities at par.  See Notes 13 and 18 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At September 30, 2009, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,125		$285		$689		$3,151
PPL Electric Credit Facilities (b)		340				5		335
Total Domestic Credit Facilities (c)		$4,465		$285		$694		$3,486

WPDH Limited Credit Facility	₤	150	₤	127		n/a	₤	23
WPD (South West) Credit Facilities (d)		213		54	₤	3		156
Total WPD Credit Facilities (e)	₤	363	₤	181	₤	3	₤	179

(a)
In March 2009, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date from March 2009 to March 2010 and reducing the capacity from $300 million to $200 million.

PPL Energy Supply's 364-day syndicated credit facility was amended and restated in September 2009.  The amendment included extending the expiration date from September 2009 to September 2010, increasing the capacity from $385 million to $400 million and limiting the amount of letters of credit that may be issued under the facility to $200 million.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program.  At September 30, 2009, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.  In July 2009, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2010.

(c)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 15% of the total committed capacity.

(d)
In July 2009, WPD (South West) terminated its £150 million five-year syndicated credit facility, which was to expire in October 2009, and replaced it with a new £210 million three-year syndicated credit facility expiring in July 2012.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.  The new facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its regulatory asset base, in each case calculated in accordance with the credit facility.

(e)	At September 30, 2009, the unused capacity of WPD's committed credit facilities was approximately $291 million.

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

Market conditions to issue commercial paper with ratings of P-2, A-2 and F-2 by Moody's, S&P and Fitch have improved since 2008.  However, they continue to be impacted by the volatility experienced in the broader financial markets.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during the remainder of 2009, but it may do so from time to time to facilitate short-term cash flow needs.

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

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued by the PEDFA in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.  The refundings of the bonds were effected by the ultimate distribution of $231 million by the PEDFA to the bond holders, including PPL Investment Corp.  As a result of the refundings of the bonds, PPL Investment Corp. received proceeds of $150 million, which is reflected as a cash flow from investing activities on the Statement of Cash Flows for PPL and PPL Energy Supply for the nine months ended September 30, 2009.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bore interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bore interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds are in a weekly interest rate mode, bearing interest at 0.30% at September 30, 2009.

PPL Energy Supply elected to change the interest rate mode on the Series 2009A and Series 2009B bonds to a commercial paper rate mode upon expiration of the initial rate period for each series.  The Series 2009A bonds were remarketed in a commercial paper rate mode in July 2009 and bear interest at 0.90% through December 9, 2009.  The Series 2009B bonds were remarketed in a commercial paper rate mode in October 2009 and bear interest at 0.50% through March 31, 2010.  At the end of each commercial paper rate period, the bonds will be remarketed based upon an interest rate mode elected by PPL Energy Supply.

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

Separate letters of credit were issued under PPL Energy Supply's $3.2 billion five-year syndicated credit facility to the trustee in support of each series of bonds.  The letters of credit permit the trustee to draw amounts to pay principal of and interest on, and the purchase price of, the Series 2009A, Series 2009B and Series 2009C bonds when due.  PPL Energy Supply is required to reimburse any draws on the letters of credit within one business day of such draw.

In May 2009, PPL Electric issued $300 million of 6.25% First Mortgage Bonds due 2039 (6.25% Bonds).  The 6.25% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $296 million, net of a discount and underwriting fees, from the issuance of the 6.25% Bonds.  Approximately $86 million of the proceeds were used in August 2009 to partially fund the repayment at maturity of $486 million aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1/4% Series.  The balance of such repayment was funded from the issuance in October 2008 of $400 million of 7.125% Senior Secured Bonds due 2013.  The balance of the proceeds from the issuance of the 6.25% Bonds was used for general corporate purposes, including capital expenditures.

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

At the request of PPL Energy Supply, in the first quarter of 2009, Fitch, Moody's and S&P each withdrew their commercial paper rating for PPL Energy Supply.

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

At WPD's request, in September 2009 S&P withdrew its ratings for WPD LLP, since it did not have any securities outstanding.

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2009.  At September 30, 2009, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL would have been required to post an additional $313 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections at September 30, 2009.

	Projected
	2009	2010	2011	2012	2013
Construction expenditures
Generating facilities	$345	$610	$628	$483	$428
Transmission and distribution facilities:
Domestic	273	539	782	643	700
WPD	251	428	448	460	477
Total	524	967	1,230	1,103	1,177
Environmental	210	68	98	114	6
Other	69	82	51	52	50
Total Construction Expenditures	1,148	1,727	2,007	1,752	1,661
Nuclear fuel	151	161	178	181	184
Total Capital Expenditures (a)	$1,299	$1,888	2,185	$1,933	$1,845

(a)	Includes AFUDC and capitalized interest, which are expected to be $291 million for the 2009-2013 period.

PPL's capital expenditure projections for the years 2009-2013 total $9.2 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL's Form 8-K dated September 9, 2009, primarily due to PPL's April 2009 announcement that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW, and PPL Electric's asset optimization program focused on the replacement of aging transmission and distribution assets.  See Note 8 to the Financial Statements for additional information on the Holtwood project.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Form 8-K dated September 9, 2009.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at September 30, 2009 and December 31, 2008 was a net liability of $85 million and $52 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$1,065	$(1,054)	$402	$(305)
Contracts realized or otherwise settled during the period	67	(61)	267	(128)
Fair value of new contracts entered into during the period	68	(55)	124	115
Changes in fair value attributable to changes in valuation techniques (a)				55
Other changes in fair value	(82)	1,007	325	100
Fair value of contracts outstanding at the end of the period	$1,118	$(163)	$1,118	$(163)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of fair value accounting guidance.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at September 30, 2009 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Prices quoted in active markets for identical instruments
Prices based on significant other observable inputs	$214	$635	$150		$999
Prices based on significant unobservable inputs	(2)	17	37	$67	119
Fair value of contracts outstanding at the end of the period	$212	$652	$187	$67	$1,118

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$(13)	$16	$(75)	$16
Contracts realized or otherwise settled during the period	(11)	12	22	(19)
Fair value of new contracts entered into during the period	(5)	(41)	30	(18)
Other changes in fair value	17	(72)	11	(64)
Fair value of contracts outstanding at the end of the period	$(12)	$(85)	$(12)	$(85)
PPL will reverse unrealized losses of approximately $3 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL's trading commodity derivative contracts at September 30, 2009 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years		Maturity in Excess of 5 Years	Total Fair Value

Prices quoted in active markets for identical instruments	$1	$1				$2
Prices based on significant other observable inputs	(6)	(4)		$2		(8)
Prices based on significant unobservable inputs		(5)		(2)	$1	(6)
Fair value of contracts outstanding at the end of the period	$(5)	$(8)	$		$1	$(12)

VaR Models

PPL utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  At September 30, 2009 and December 31, 2008, the VaR for PPL's portfolios using end-of-quarter results for the period was as follows.

	Trading VaR		Non-Trading VaR
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2009	2008	2009	2008

95% Confidence Level, Five-Day Holding Period
Period End	$8	$3	$11	$10
Average for the Period	6	10	8	14
High	8	22	11	20
Low	4	3	7	9

The trading portfolio includes all speculative positions, regardless of delivery period.  All positions not considered speculative are considered non-trading.  PPL's non-trading portfolio includes PPL's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of liquid spot and forward markets.  The fair value of the FTR positions at September 30, 2009 was an unrealized loss of $3 million and consisted of the following.

	2009		2010	2011

Trading (a)		$1
Non-trading		(1)	$(2)	$(1)
Total	$		$(2)	$(1)

(a)	The amount of trading gains expected to be realized in the next three months is $1 million.

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

At September 30, 2009, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at September 30, 2009 would increase the fair value of its debt portfolio by $293 million.

PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At September 30, 2009, the net fair value of these instruments was not significant.  PPL estimated that a 10% adverse movement in interest rates at September 30, 2009 would increase the net liability by $3 million.

PPL also utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At September 30, 2009, the fair value of these instruments, including accrued interest, was an asset of $55 million.  PPL estimated that a 10% adverse movement in interest rates at September 30, 2009 would decrease the asset by $12 million.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position, including accrued interest, at September 30, 2009 was a net asset of $11 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at September 30, 2009 would decrease the net asset by $40 million.

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

To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The total notional amount of the contracts outstanding at September 30, 2009 was £46 million.  The settlement dates of these contracts range from December 2009 through June 2011.  At September 30, 2009, the fair value of these positions was an asset of $17 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2009 would decrease the asset by $7 million.

To economically hedge the translation of 2009 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At September 30, 2009, the total exposure hedged was £34 million.  These forwards and options have termination dates ranging from October 2009 through December 2009.  At September 30, 2009, the fair value of these positions was a net liability of $4 million.  PPL estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2009 would increase the net liability by $5 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At September 30, 2009, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities.  These securities are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2009, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $38 million reduction in the fair value of the trusts' assets.  See Notes 13 and 18 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's Form 8-K dated September 9, 2009 for information on credit risk.

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

Acquisitions, Development and Divestitures

PPL is currently planning incremental capacity increases of 238 MW, primarily at its existing generating facilities.  Offsetting the planned capacity increases is an expected reduction of 30 MW due to the anticipated sale of the majority of PPL Maine's hydroelectric generation business, for which PPL Maine signed a definitive agreement in July 2009.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 20 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, AROs and income tax uncertainties.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's Form 8-K dated September 9, 2009 for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" in PPL Energy Supply's 2008 Form 10-K for descriptions of its reportable segments, which are Supply and International Delivery.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's Form 8-K dated September 9, 2009, for a discussion of PPL Energy Supply's strategy and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" in PPL Energy Supply's 2008 Form 10-K and the rest of Item 7 in PPL Energy Supply's Form 8-K dated September 9, 2009 for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings.  PPL Energy Supply filed the September 2009 Form 8-K to revise certain information in Items 6, 7 and 8 in its 2008 Form 10-K to reflect discontinued operations and the retrospective application of certain accounting standards.

Market Events

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

Commodity Price Risk

The volatility of wholesale energy prices due to conditions in the financial and commodity markets significantly impacted PPL Energy Supply's earnings in 2009 and the third quarter of 2008.  See "Statement of Income Analysis - Domestic Gross Energy Margins - Domestic Gross Energy Margins By Region" for further discussion.

Credit Risk

Credit risk is the risk that PPL Energy Supply would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures to limit counterparty credit risk.  Conditions in the financial and commodity markets have generally increased PPL Energy Supply's exposure to credit risk.  See Notes 11, 13 and 14 to the Financial Statements, and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's Form 8-K dated September 9, 2009 for more information on credit risk.

Liquidity Risk

Despite conditions in the financial and capital markets, external financing activities by domestic electric utilities are being completed, although generally at higher-than-historical costs and interest rates.  PPL Energy Supply expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, credit facilities and, from time to time, the issuance of capital market securities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Energy Supply's liquidity position and a discussion of financing transactions.

Valuations in Inactive Markets

Conditions in the financial markets have generally made it difficult to determine the fair value of certain assets and liabilities in inactive markets.  Management has reviewed the activity in the energy and financial markets in which PPL Energy Supply transacts, concluding that all of these markets were active at September 30, 2009, with the exception of the market for auction rate securities.  See Notes 13 and 18 to the Financial Statements and "Financial Condition - Liquidity and Capital Resources - Auction Rate Securities" for a discussion of these investments.

Securities Price Risk

Declines in the market price of debt and equity securities result in unrealized losses that reduce the asset values of PPL Energy Supply's investments in its defined benefit plans and NDT funds.  Both the defined benefit plans and the NDT funds had positive returns in the second and third quarters of 2009, thereby recovering a portion of the negative returns incurred in 2008 and the first quarter of 2009.  PPL Energy Supply actively monitors the performance of the investments held in its defined benefit plans and NDT funds and periodically reviews the funds' investment allocations.  See "Financial Condition - Risk Management - Energy Marketing & Trading and Other - NDT Funds - Securities Price Risk" for additional information on securities price risk.

PPL Energy Supply's subsidiaries sponsor various defined benefit plans and participate in and are allocated costs from defined benefit plans sponsored by PPL.  Determination of the funded status of defined benefit plans, contribution requirements and net periodic defined benefit costs for future years are subject to changes in various assumptions, in addition to the actual performance of the assets in the plans.  See "Application of Critical Accounting Policies - Defined Benefits" in PPL Energy Supply's Form 8-K dated September 9, 2009 for a discussion of the assumptions and sensitivities regarding those assumptions.

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

Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for smart grid, efficiency-related and renewable energy programs, and has initiated a process for that purpose.  The Commonwealth of Pennsylvania is accepting applications for funding of energy projects including solar projects.  As discussed in Note 8 to the Financial Statements, PPL Energy Supply has reconsidered its Holtwood expansion project in view of the tax incentives and potential loan guarantees for renewable energy projects contained in the Economic Stimulus Package.  PPL Energy Supply has filed DOE loan guarantee applications and grant applications for the Holtwood expansion project and for the Rainbow redevelopment project.  PPL Energy Supply and its subsidiaries continue to review the Economic Stimulus Package's provisions to determine the impact on PPL Energy Supply's possible expansion plans and other business-related activities.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's Form 8-K dated September 9, 2009.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2009, with the same periods in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income (loss) attributable to PPL Energy Supply was:

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008

$(16)	$161	$144	$522

The changes in net income (loss) attributable to PPL Energy Supply from period to period were, in part, due to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income (loss) attributable to PPL Energy Supply by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Supply	$(40)	$88	$(29)	$289
International Delivery	24	73	173	233
Total	$(16)	$161	$144	$522

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading, domestic generation and domestic development operations of PPL Energy Supply.  In May 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business and expects the sale to close in late 2009 or in the first quarter of 2010.  In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business and expects the sale to close in November 2009.  See Note 8 to the Financial Statements for additional information.

The Supply segment results reflect the classification of the revenues and expenses of the Long Island generation business and the majority of the Maine hydroelectric generation business as Discontinued Operations.

Supply segment net income (loss) attributable to PPL Energy Supply was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Energy revenues (a)	$1,178	$2,269	$3,960	$3,369
Energy-related businesses	104	138	288	363
Total operating revenues	1,282	2,407	4,248	3,732
Fuel and energy purchases (a)	925	1,810	2,978	1,974
Other operation and maintenance	196	239	681	690
Depreciation	52	46	152	133
Taxes, other than income	7	9	22	19
Energy-related businesses	101	132	280	350
Total operating expenses	1,281	2,236	4,113	3,166
Other Income - net (b)	7	4	43	26
Other-Than-Temporary Impairments		6	18	16
Interest Expense (c)	46	45	138	119
Income Taxes	1	39	21	179
Income (Loss) from Discontinued Operations		3	(29)	12
Noncontrolling Interest	1		1	1
Net Income (Loss) Attributable to PPL Energy Supply	$(40)	$88	$(29)	$289

(a)	Includes unrealized gains and losses from economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)	Includes interest income from affiliates.
(c)	Includes interest expense with affiliate.

The after-tax changes in net income (loss) attributable to PPL Energy Supply between these periods were due to the following factors.

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Domestic gross energy margins	$77	$40
Depreciation	(3)	(11)
Other income - net	5	5
Interest expense		(11)
Income taxes and other	(10)	(14)
Discontinued operations, net of special item (Note 8)	(3)	(4)
Special items	(194)	(323)
	$(128)	$(318)

•	See "Domestic Gross Energy Margins" for further discussion.

•
Higher depreciation for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to the Montour scrubbers and Susquehanna generation uprate projects that were placed in-service in the second quarter of 2008 and the Brunner Island Unit 3 scrubber placed in-service in the second quarter of 2009.

•
Higher other income - net for the three and nine months ended September 30, 2009, compared with the same periods in 2008, primarily due to higher earnings on securities in the NDT funds, partially offset by lower interest income.  The nine-month period was also higher due to gains recorded in 2009 related to the extinguishment of certain PPL Energy Supply Senior Notes, partially offset by lower interest income from affiliates.

•
Higher interest expense for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to higher capitalized interest in 2008 and higher interest on short-term debt.

•	Higher income taxes for both periods were primarily due to a higher effective tax rate and lower domestic manufacturing deductions in 2009.

The following after-tax amounts, which management considers special items, impacted the Supply segment earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Unrealized gains (losses) from energy-related, economic activity (Note 14)	$(130)	$67	$(168)	$121
Adjustments - NDT investments (a)		(1)	(1)	(5)
Impairments and other impacts - emission allowances (b)		(27)	(15)	(27)
Impairments - assets held for sale and other (c)			(36)
Workforce reduction charge (Note 6)			(6)
Change in tax accounting method (Note 5)	(25)		(25)
Off-site remediation of ash basin leak (Note 10)				1
Montana basin seepage litigation (Note 10)				(5)
Synthetic fuel tax adjustment (Note 10)				(13)
Total	$(155)	$39	$(251)	$72

(a)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(b)
2008 includes charges related to annual nitrogen oxide allowances and put options recorded in the third quarter.  See PPL Energy Supply's Form 8-K dated September 9, 2009 for additional information.

See "Nonrecurring Fair Value Measurements - Sulfur Dioxide Emission Allowances" in Note 13 to the Financial Statements for additional information on 2009 impairments.

(c)	Includes a $34 million charge related to the Long Island generation business recorded in the second quarter of 2009.

Earnings Outlook

Excluding special items, PPL Energy Supply projects lower earnings for its Supply segment in 2009 compared with 2008, driven by higher expected operation and maintenance expenses, depreciation and income taxes, partially offset by higher energy margins as a result of higher expected value from baseload generation, despite higher expected coal expense, and higher margins from marketing and trading activities.

In July 2009, PPL Maine signed a definitive agreement to sell the majority of its hydroelectric generation business.  As a result of this sale, PPL Energy Supply expects to record an after-tax gain of between $20 and $25 million in November 2009.  In addition, PPL Energy Supply would record an additional after-tax gain of between $7 and $9 million from contingent consideration under this agreement, upon completion of PPL Energy Supply's previously announced potential sale of three other hydroelectric facilities to the Penobscot River Restoration Trust.  This additional gain may be recorded beyond 2009 or ultimately may not be realized.  These gains will be treated as special items.  See Note 8 to the Financial Statements for additional information.

International Delivery Segment

The International Delivery segment consists primarily of the electricity distribution operations in the U.K.  In the first quarter of 2008, the International Delivery segment recognized income tax benefits and miscellaneous expenses in Discontinued Operations as the dissolution of the remaining Latin American holding companies commenced.  In the third quarter of 2009, the International Delivery segment recognized $24 million of income tax expense in Discontinued Operations related to the identification of certain required corrections to the calculation of tax bases of the Latin American businesses sold in 2007.  See Note 8 to the Financial Statements for additional information.

International Delivery segment net income attributable to PPL Energy Supply was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Utility revenues	$165	$195	$496	$647
Energy-related businesses	9	8	24	26
Total operating revenues	174	203	520	673
Other operation and maintenance	32	46	97	142
Depreciation	31	33	84	104
Taxes, other than income	16	17	42	51
Energy-related businesses	5	4	12	10
Total operating expenses	84	100	235	307
Other Income - net	2	6	(9)	10
Interest Expense	28	42	59	114
Income Taxes	16	(6)	20	34
Income (Loss) from Discontinued Operations	(24)		(24)	5
Net Income Attributable to PPL Energy Supply	$24	$73	$173	$233

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended
U.K.
Delivery margins	$3	$3
Other operating expenses	(1)	8
Interest expense	6	27
Income taxes	(6)	25
Foreign currency exchange rates	(9)	(69)
Hyder liquidation distributions		(3)
Other	(1)	(2)
U.S. other income - net	(5)	(6)
U.S. income taxes	(17)	(11)
Discontinued operations, net of special item (Note 8)		(5)
Other	1	2
Special items	(20)	(29)
	$(49)	$(60)

•
Lower other operating expenses for the nine months ended September 30, 2009, compared with the same period in 2008, were primarily due to lower pension costs, resulting from an increase in the discount rate and a lower inflation rate, and lower WPD meter operator expenses, due to the transfer of that activity to a third party in 2008.

•	Lower interest expense for both periods resulted primarily from lower inflation rates on U.K. Index-linked Senior Unsecured Notes and lower debt balances.

•
Lower U.K. income taxes for the nine months ended September 30, 2009, compared with the same period in 2008, were primarily due to changes in uncertain tax positions, partially offset by tax return adjustments in 2008.  See Note 5 to the Financial Statements for additional information.

•
Changes in foreign currency exchange rates negatively impacted U.K. earnings for both periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.64 for the three months ended September 30, 2009, versus approximately $1.95 for the same period in 2008, and approximately $1.50 for the nine months ended September 30, 2009, versus approximately $1.97 for the same period in 2008.

•	Lower U.S. other income - net for both periods was primarily due to realized hedging results.

•	Higher U.S. income taxes for both periods were primarily due to changes in the timing of dividends.

The following after-tax amounts, which management considers special items, impacted the International Delivery segment earnings.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009

Unrealized gains (losses) from foreign currency economic activity (a)	$4	$(2)
Workforce reduction charge (Note 6)		(2)
Asset impairments		(1)
Income taxes - Latin American businesses (Note 8)	(24)	(24)
Total	$(20)	$(29)

(a)
These transactions are intended to hedge a portion of the net income of the International Delivery segment. This economic value in U.S. dollars is subject to changes in the British pound sterling to U.S. dollar exchange rate. See Note 14 to the Financial Statements for additional information regarding economic activity.

Earnings Outlook

Excluding special items, PPL Energy Supply projects lower earnings for its International Delivery segment in 2009 compared with 2008, primarily due to less favorable foreign currency exchange rates, partially offset by lower income taxes and lower financing costs.  See Note 10 to the Financial Statements for information on WPD's receipt of the Ofgem's initial five-year price review.  At this time WPD cannot predict the potential impact of this initial proposal on its revenues and earnings for 2010 and beyond.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Income (a)	$91	$274	$420	$932
Adjustments:
Utility (a)	(165)	(195)	(496)	(647)
Energy-related businesses, net (b)	(7)	(10)	(20)	(29)
Other operation and maintenance (a)	228	285	778	832
Depreciation (a)	83	79	236	237
Taxes, other than income (a)	23	26	64	70
Revenue adjustments (c)	313	(1,154)	78	(345)
Expense adjustments (c)	(90)	1,039	200	142
Domestic gross energy margins	$476	$344	$1,260	$1,192

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended Sept. 30,
	2009	2008	Change
Revenue
Wholesale energy marketing (a)	$692	$1,905	$(1,213)
Wholesale energy marketing to affiliate (a)	445	453	(8)
Unregulated retail electric and gas (a)	34	43	(9)
Net energy trading margins (a)	7	(132)	139
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(3)	(3)
Unrealized (gains) losses from economic hedge activity (c)	307	(1,160)	1,467
Margins from Supply segment discontinued operations	9	9
Total revenue adjustments	313	(1,154)	1,467
	1,491	1,115	376
Expense
Fuel (a)	264	305	(41)
Energy purchases (a)	642	1,476	(834)
Energy purchases from affiliate (a)	19	29	(10)
Expense adjustments (b)
Unrealized gains (losses) from economic hedge activity (c)	86	(1,044)	1,130
Other	4	5	(1)
Total expense adjustments	90	(1,039)	1,129
	1,015	771	244
Domestic gross energy margins	$476	$344	$132

	Nine Months Ended Sept. 30,
	2009	2008	Change
Revenue
Wholesale energy marketing (a)	$2,497	$1,971	$526
Wholesale energy marketing to affiliate (a)	1,353	1,370	(17)
Unregulated retail electric and gas (a)	108	110	(2)
Net energy trading margins (a)	2	(82)	84
Revenue adjustments (b)
Miscellaneous wholesale energy marketing to affiliate	(9)	(10)	1
Miscellaneous unregulated retail electric and gas	(1)	(1)
Unrealized (gains) losses from economic hedge activity (c)	65	(363)	428
Gains from sale of emission allowances (d)		1	(1)
Margins from Supply segment discontinued operations	24	29	(5)
Other	(1)	(1)
Total revenue adjustments	78	(345)	423
	4,038	3,024	1,014
Expense
Fuel (a)	708	734	(26)
Energy purchases (a)	2,211	1,153	1,058
Energy purchases from affiliate (a)	59	87	(28)
Expense adjustments (b)
Unrealized losses from economic hedge activity (c)	(220)	(157)	(63)
Other	20	15	5
Total expense adjustments	(200)	(142)	(58)
	2,778	1,832	946
Domestic gross energy margins	$1,260	$1,192	$68

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses not associated with domestic gross energy margins, consistent with the way management reviews domestic gross energy margins internally.
(c)	See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information regarding economic activity.
(d)	Included in "Other operation and maintenance" on the Statements of Income.

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

	Three Months Ended Sept. 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$360	$325	$35
Western U.S.	84	78	6
Marketing and trading margins:
Eastern U.S.	31	(56)	87
Western U.S.	1	(3)	4
Domestic gross energy margins	$476	$344	$132

	Nine Months Ended Sept. 30,
	2009	2008	Change
Asset-related margins:
Eastern U.S.	$969	$943	$26
Western U.S.	245	217	28
Marketing and trading margins:
Eastern U.S.	45	44	1
Western U.S.	1	(12)	13
Domestic gross energy margins	$1,260	$1,192	$68

Eastern U.S.

Eastern U.S. asset-related margins were $35 million and $26 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase during the three months ended September 30, 2009 was primarily attributable to higher baseload unit operating performance in 2009, due to unplanned major outages in 2008, higher capacity revenue, and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.  Partially offsetting these higher margins were higher average baseload generation fuel prices of 13%, primarily due to higher coal prices.  The increase during the nine months ended September 30, 2009 was primarily attributable to gains resulting from the settlement of economic positions related to portfolio rebalancing and optimization strategies, higher baseload unit operating performance in 2009 due to unplanned major outages in 2008, higher capacity revenue, and a 2.2% increase in PLR sales prices in accordance with the PUC Final Order.  Partially offsetting these higher margins were higher average baseload generation fuel prices of 7%, primarily due to higher coal prices.

Eastern U.S. marketing and trading margins were $87 million and $1 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase for both periods was primarily due to increased margins in the power, gas, and oil trading positions resulting from unrealized trading losses in 2008 due to a dramatic decline in energy prices and the lack of liquidity in the wholesale power markets.  Partially offsetting these increases were lower margins on full-requirement sales contracts, primarily due to mild weather and the economic downturn.

Western U.S.

Western U.S. asset-related margins were $6 million and $28 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase during the three months ended September 30, 2009 was primarily due to higher wholesale volumes of 11% partially offset by lower generation from the hydroelectric units of 12%.  The increase for the nine months ended September 30, 2009 was primarily due to higher wholesale volumes of 16% and increased generation from the hydroelectric units of 7%.

Western U.S. marketing and trading margins were $4 million and $13 million higher during the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The increase for the three months ended September 30, 2009 consists of $4 million of higher realized trading margins.  The increase for the nine months ended September 30, 2009 consists primarily of $9 million of higher realized trading margins and $4 million of higher unrealized trading margins.

Utility Revenues

The decreases in utility revenues were attributable to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

U.K. electric delivery revenue	$1	$(3)
U.K. foreign currency exchange rates	(31)	(148)
	$(30)	$(151)

Energy-related Businesses

Energy-related businesses contributed $3 million less to operating income for the three months ended September 30, 2009, compared with the same period in 2008.  The decrease related mainly to domestic energy-related businesses, primarily due to a decline in construction activity caused by the slowdown in the economy.

Energy-related businesses contributed $9 million less to operating income for the nine months ended September 30, 2009, compared with the same period in 2008.  Contributions from U.K. energy-related businesses decreased by $4 million, primarily due to changes in foreign currency exchange rates.  The remaining decrease of $5 million related to domestic energy-related businesses, primarily due to a decline in construction activity caused by the slowdown in the economy.

Other Operation and Maintenance

The decreases in other operation and maintenance expenses were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Workforce reduction charge (Note 6)		$13
Defined benefit costs - Domestic	$2	7
Payroll related costs	9	6
Allocation of certain corporate service costs (Note 11)	(3)
Stock-based compensation	1	(3)
Trademark royalty fees from a PPL subsidiary (Note 11)	(11)	(3)
Insurance recoveries		(4)
Uncollectible accounts	1	(7)
WPD meter operator expenses (a)	(1)	(7)
Montana basin seepage litigation (Note 10)		(8)
Defined benefit costs - U.K.	(4)	(12)
Impairments and other impacts - emission allowances (b)	(45)	(15)
U.K. foreign currency exchange rates	(5)	(22)
Other - Domestic	1	6
Other - U.K.	(2)	(5)
	$(57)	$(54)

(a)	In July 2008, WPD transferred its meter operator services to a third party.
(b)
2008 includes charges related to annual nitrogen oxide allowances and put options recorded in the third quarter.  See PPL Energy Supply's Form 8-K dated September 9, 2009 for additional information.

See "Nonrecurring Fair Value Measurements - Sulfur Dioxide Emission Allowances" in Note 13 to the Financial Statements for additional information on 2009 impairments.

Depreciation

The changes in depreciation expense were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Additions to generation PP&E (a)	$5	$18
International delivery	5	5
U.K. foreign currency exchange rates	(6)	(24)
	$4	(1)

(a)
Primarily attributable to the completion of the Susquehanna generation uprate and the Montour scrubber projects in the second quarter of 2008 and the Brunner Island Unit 3 scrubber in the second quarter of 2009.

Taxes, Other Than Income

The decreases in taxes, other than income were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Property tax expense (a)	$(1)	$5
Pennsylvania capital stock tax (b)	(1)	(2)
U.K. foreign currency exchange rates	(2)	(11)
Other	1	2
	$(3)	$(6)

(a)	The increase for the nine months ended September 30, 2009 is primarily due to a $7 million property tax credit recorded by PPL Montana in the nine months ended September 30, 2008.
(b)	The decreases for both periods were primarily due to a decrease in the tax rate.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $6 million for the three months ended September 30, 2009, compared with the same period in 2008, primarily due to improved market returns in 2009 compared to 2008.

Interest Income from Affiliates

Interest income from affiliates decreased by $4 million and $9 million for the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The decreases were the result of a decline in the average balance and floating interest rate on a note receivable with an affiliate, and a decline in the average balance and floating interest rate on the collateral deposit related to the PLR contract.

Interest Expense

The decreases in interest expense were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Capitalized interest	$4	$8
Short-term debt interest expense	(1)	7
Amortization of debt issuance costs	2	4
Long-term debt interest expense	(7)	(4)
U.K. foreign currency exchange rates	(5)	(16)
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	(6)	(31)
Other		(4)
	$(13)	$(36)

Income Taxes

The decreases in income taxes were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Tax reserve adjustments	$47	$10
Tax return adjustments	26	44
Nonconventional fuel and other tax credits	(3)	(17)
Tax on foreign earnings	(26)	(28)
Lower pre-tax book income	(64)	(189)
Other	4	8
	$(16)	$(172)

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the anticipated sales of PPL Energy Supply's Long Island generation business and the majority of its Maine hydroelectric generation business and PPL Energy Supply's Latin American businesses that were sold in 2007 and the remaining holding companies that were substantially dissolved in 2008.

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

PPL Energy Supply had the following at:

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$506	$464
Short-term investments (a)		150
	$506	$614
Short-term debt	$620	$584

(a)
Represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See "Financing Activities" below for further discussion.

The $42 million increase in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	$1.2 billion of cash provided by operating activities;
•	a decrease of $170 million in restricted cash and cash equivalents;
•	proceeds of $150 million from the sale of short-term investments;
•	contributions from Member of $50 million;
•	$619 million of capital expenditures;
•	distributions to Member of $487 million;
•	the payment of $220 million to retire $250 million aggregate principal amount of long-term debt;
•	a net increase of $104 million in note receivable from an affiliate; and
•	$51 million in net expenditures for intangible assets.

Auction Rate Securities

PPL Energy Supply's investment in auction rate securities continues to be impacted by auction failures and the resulting illiquidity in 2009.  PPL Energy Supply held auction rate securities with an aggregate par value of $24 million at September 30, 2009 and December 31, 2008.  PPL Energy Supply concluded that the fair value of its auction rate securities was $14 million at September 30, 2009 and $19 million at December 31, 2008, a temporary decline of $10 million and $5 million from par value.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  PPL Energy Supply believes it will not be required to sell these securities, including to fund operations, and does not intend to sell these securities until they can be liquidated at par value.  Therefore, PPL Energy Supply believes it does not have significant exposure to realize losses on these securities, and none of the decline in fair value is attributable to credit loss and therefore is deemed temporary due to general market conditions and has not been recognized in earnings.  During the second and third quarters of 2009, PPL Energy Supply liquidated an insignificant amount of auction rate securities at par.  See Notes 13 and 18 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At September 30, 2009, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued		Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,125		$285		$689		$3,151

WPDH Limited Credit Facility	₤	150	₤	127		n/a	₤	23
WPD (South West) Credit Facilities (b)		213		54	₤	3		156
Total WPD Credit Facilities (c)	₤	363	₤	181	₤	3	₤	179

(a)
In March 2009, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date from March 2009 to March 2010 and reducing the capacity from $300 million to $200 million.

PPL Energy Supply's 364-day syndicated credit facility was amended and restated in September 2009.  The amendment included extending the expiration date from September 2009 to September 2010, increasing the capacity from $385 million to $400 million and limiting the amount of letters of credit that may be issued under the facility to $200 million.

The commitments under PPL Energy Supply's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 16% of the total committed capacity.

(b)
In July 2009, WPD (South West) terminated its £150 million five-year syndicated credit facility, which was to expire in October 2009, and replaced it with a new £210 million three-year syndicated credit facility expiring in July 2012.  Under the new facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.  The new facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its regulatory asset base, in each case calculated in accordance with the credit facility.

(c)	At September 30, 2009, the unused capacity of WPD's committed credit facilities was approximately $291 million.

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

In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued by the PEDFA in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.  The refundings of the bonds were effected by the ultimate distribution of $231 million by the PEDFA to the bond holders, including PPL Investment Corp.  As a result of the refundings of the bonds, PPL Investment Corp. received proceeds of $150 million, which is reflected as a cash flow from investing activities on the Statement of Cash Flows for PPL and PPL Energy Supply for the nine months ended September 30, 2009.

The Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bore interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bore interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds are in a weekly interest rate mode, bearing interest at 0.30% at September 30, 2009.

PPL Energy Supply elected to change the interest rate mode on the Series 2009A and Series 2009B bonds to a commercial paper rate mode upon expiration of the initial rate period for each series.  The Series 2009A bonds were remarketed in a commercial paper rate mode in July 2009 and bear interest at 0.90% through December 9, 2009.  The Series 2009B bonds were remarketed in a commercial paper rate mode in October 2009 and bear interest at 0.50% through March 31, 2010.  At the end of each commercial paper rate period, the bonds will be remarketed based upon an interest rate mode elected by PPL Energy Supply.

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

Separate letters of credit were issued under PPL Energy Supply's $3.2 billion five-year syndicated credit facility to the trustee in support of each series of bonds.  The letters of credit permit the trustee to draw amounts to pay principal of and interest on, and the purchase price of, the Series 2009A, Series 2009B and Series 2009C bonds when due.  PPL Energy Supply is required to reimburse any draws on the letters of credit within one business day of such draw.

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

In January 2009, S&P completed a review of PPL Energy Supply and revised its outlook to negative from stable and affirmed its BBB issuer rating.  As a result of the negative outlook, S&P lowered PPL Energy Supply's commercial paper rating to A-3 from A-2.  S&P stated in its press release that the revision in the outlook for PPL Energy Supply is based primarily on lower than expected cash flows for 2008 combined with concerns over further pressure on financial metrics in 2009.

At the request of PPL Energy Supply, in the first quarter of 2009, Fitch, Moody's and S&P each withdrew their commercial paper rating for PPL Energy Supply.

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

At WPD's request, in September 2009 S&P withdrew its ratings for WPD LLP, since it did not have any securities outstanding.

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, and tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2009.  At September 30, 2009, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to post an additional $313 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL Energy Supply's capital expenditure projections at September 30, 2009.

	Projected
	2009	2010	2011	2012	2013
Construction expenditures
Generating facilities	$345	$610	$628	$483	$428
Transmission and distribution facilities	251	428	448	460	477
Environmental	210	68	98	114	6
Other	14	17	6	7	6
Total Construction Expenditures	820	1,123	1,180	1,064	917
Nuclear fuel	151	161	178	181	184
Total Capital Expenditures (a)	$971	$1,284	$1,358	$1,245	$1,101

(a)	Includes capitalized interest, which is expected to be $211 million for the 2009-2013 period.

PPL Energy Supply's capital expenditure projections for the years 2009-2013 total $6 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL Energy Supply's Form 8-K dated September 9, 2009, primarily due to PPL's April 2009 announcement that it filed a new application with the FERC for approval to expand the capacity of its Holtwood hydroelectric plant by 125 MW.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Form 8-K dated September 9, 2009.

Risk Management - Energy Marketing & Trading and Other

Market Risk

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at September 30, 2009 and December 31, 2008 was a net liability of $85 million and $52 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$1,065	$(1,054)	$402	$(305)
Contracts realized or otherwise settled during the period	67	(61)	267	(128)
Fair value of new contracts entered into during the period	68	(55)	124	115
Changes in fair value attributable to changes in valuation techniques (a)				55
Other changes in fair value	(82)	1,007	325	100
Fair value of contracts outstanding at the end of the period	$1,118	$(163)	$1,118	$(163)

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of fair value accounting guidance.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at September 30, 2009 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value

Prices quoted in active markets for identical instruments
Prices based on significant other observable inputs	$214	$635	$150		$999
Prices based on significant unobservable inputs	(2)	17	37	$67	119
Fair value of contracts outstanding at the end of the period	$212	$652	$187	$67	$1,118

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Fair value of contracts outstanding at the beginning of the period	$(13)	$16	$(75)	$16
Contracts realized or otherwise settled during the period	(11)	12	22	(19)
Fair value of new contracts entered into during the period	(5)	(41)	30	(18)
Other changes in fair value	17	(72)	11	(64)
Fair value of contracts outstanding at the end of the period	$(12)	$(85)	$(12)	$(85)

PPL Energy Supply will reverse unrealized losses of approximately $3 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL Energy Supply's trading commodity derivative contracts at September 30, 2009 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
Source of Fair Value	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years		Maturity in Excess of 5 Years	Total Fair Value

Prices quoted in active markets for identical instruments	$1	$1				$2
Prices based on significant other observable inputs	(6)	(4)		$2		(8)
Prices based on significant unobservable inputs		(5)		(2)	$1	(6)
Fair value of contracts outstanding at the end of the period	$(5)	$(8)	$		$1	$(12)

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  This approach is consistent with how PPL's RMC assesses the market risk of its commodity business.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  At September 30, 2009 and December 31, 2008, the VaR for PPL Energy Supply's portfolios using end-of-quarter results for the period was as follows.

	Trading VaR		Non-Trading VaR
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2009	2008	2009	2008

95% Confidence Level, Five-Day Holding Period
Period End	$8	$3	$11	$10
Average for the Period	6	10	8	14
High	8	22	11	20
Low	4	3	7	9

The trading portfolio includes all speculative positions, regardless of delivery period.  All positions not considered speculative are considered non-trading.  PPL Energy Supply's non-trading portfolio includes PPL Energy Supply's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of liquid spot and forward markets.  The fair value of the FTR positions at September 30, 2009 was an unrealized loss of $3 million and consisted of the following.

	2009		2010	2011

Trading (a)		$1
Non-trading		(1)	$(2)	$(1)
Total	$		$(2)	$(1)

(a)	The amount of trading gains expected to be realized in the next three months is $1 million.

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

At September 30, 2009, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at September 30, 2009 would increase the fair value of its debt portfolio by $191 million.

PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  At September 30, 2009, PPL Energy Supply had none of these instruments outstanding.

PPL and PPL Energy Supply also utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  At September 30, 2009, PPL Energy Supply had none of these instruments outstanding.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The estimated fair value of this position, including accrued interest, at September 30, 2009 was a net asset of $11 million.  WPDH Limited estimated that a 10% adverse movement in foreign currency exchange rates and interest rates at September 30, 2009 would decrease the net asset by $40 million.

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

To protect the value of a portion of PPL Energy Supply's net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The total notional amount of the contracts outstanding at September 30, 2009 was £46 million.  The settlement dates of these contracts range from December 2009 through June 2011.  At September 30, 2009, the fair value of these positions was an asset of $17 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2009 would decrease the asset by $7 million.

To economically hedge the translation of 2009 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  At September 30, 2009, the total exposure hedged was £34 million.  These forwards and options have termination dates ranging from October 2009 through December 2009.  At September 30, 2009, the fair value of these positions was a net liability of $4 million.  PPL Energy Supply estimated that a 10% adverse movement in foreign currency exchange rates at September 30, 2009 would increase the net liability by $5 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At September 30, 2009, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities.  These securities are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2009, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $38 million reduction in the fair value of the trusts' assets.  See Notes 13 and 18 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's Form 8-K dated September 9, 2009 for information on credit risk.

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

Acquisitions, Development and Divestitures

PPL Energy Supply is currently planning incremental capacity increases of 238 MW, primarily at its existing generating facilities.  Offsetting the planned capacity increases is an expected reduction of 30 MW due to the anticipated sale of the majority of PPL Maine's hydroelectric generation business, for which PPL Maine signed a definitive agreement in July 2009.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

See Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 20 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, leasing, loss accruals, AROs and income tax uncertainties.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's Form 8-K dated September 9, 2009 for a discussion of each critical accounting policy.

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

Credit Risk

Credit risk is the risk that PPL Electric would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Electric maintains credit policies and procedures to limit counterparty credit risk.  Conditions in the financial and commodity markets have generally increased PPL Electric's exposure to credit risk.  See Notes 11, 13 and 14 to the Financial Statements, and "Risk Management - Credit Risk" in PPL Electric's 2008 Form 10-K for more information on credit risk.

Liquidity Risk

Despite conditions in the financial and capital markets, external financing activities by domestic electric utilities are being completed, although generally at higher-than-historical costs and interest rates.  PPL Electric expects to continue to have access to adequate sources of liquidity through operating cash flows, cash and cash equivalents, credit facilities and, from time to time, the issuance of capital market securities.  See "Financial Condition - Liquidity and Capital Resources" for an expanded discussion of PPL Electric's liquidity position and a discussion of financing transactions.

Securities Price Risk

PPL Electric participates in and is allocated costs from defined benefit plans sponsored by PPL.  Declines in the market price of debt and equity securities result in unrealized losses that reduce the asset values of PPL's defined benefit plans.  PPL's defined benefit plans had positive returns in the second and third quarters of 2009, thereby recovering a portion of the negative returns incurred in 2008 and the first quarter of 2009.

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

Funds from the Economic Stimulus Package will be allocated to various federal agencies, such as the DOE, and will also be provided to state agencies through block grants.  The DOE plans to use a portion of the funds for smart grid and efficiency-related programs, and has initiated a process for that purpose.  In July 2009, PPL Electric proposed to the DOE a $38 million project that would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  PPL Electric requested a DOE grant to provide half of the funding for this pilot program.  In October 2009, PPL Electric received notification that its grant proposal has been selected by the DOE for award negotiations.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2008 Form 10-K.

Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings.  "Results of Operations" continues with a description of key factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and nine months ended September 30, 2009, with the same periods in 2008.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income available to PPL was:

Three Months Ended September 30,		Nine Months Ended September 30,
2009	2008	2009	2008

$27	$36	$93	$119

The after-tax changes in net income available to PPL between these periods were due to the following factors.

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Delivery revenues (net of CTC/ITC amortization, interest expense on transition bonds and ancillary charges)	$(4)	$(14)
Other operation and maintenance	(1)	7
Interest expense	(4)	(13)
Special items		(6)
	$(9)	$(26)

•
Lower delivery revenues for the nine months ended September 30, 2009, compared with the same period in 2008, were primarily due to economic conditions, including industrial customers scaling back on production, the unfavorable impact of weather on sales volumes and a true-up of the FERC formula-based transmission revenues.  See Note 2 to the Financial Statements for additional information on the true-up.

•
Lower other operation and maintenance expense for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to decreased payroll/overhead expense, decreased contractor expenses in 2009 and higher storm costs in 2008, net of insurance recoveries, partially offset by an increase in uncollectible accounts.

•
Higher interest expense for the nine months ended September 30, 2009, compared with the same period in 2008, was primarily due to $400 million of debt issuances in October 2008 that prefunded a portion of August 2009 debt maturities.

The following after-tax amounts, which management considers special items, also had an impact on earnings for the nine months ended September 30, 2009.

Asset impairments	$(1)
Workforce reduction charge (Note 6)	(5)
Total	$(6)

Earnings Outlook

Excluding special items, PPL Electric projects lower earnings in 2009 compared with 2008, primarily due to higher financing costs and lower than expected electricity delivery revenues.

See Note 10 to the Financial Statements for a discussion of items that could impact earnings beyond 2009, including the PUC-approved plan to procure default electricity supply for 2010 through May 2013, Pennsylvania legislative updates and other regulatory activities.

Statement of Income Analysis --

Operating Revenues

Retail Electric

The decreases in revenues from retail electric operations were attributable to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Delivery	$(18)	$(45)
PLR	(8)	(16)
Other	3	5
	$(23)	$(56)

Retail electric revenues for both periods were negatively impacted by economic conditions, including industrial customers scaling back on production.  In addition, weather had an unfavorable impact on sales volumes for both periods.  Lower delivery revenues for the nine months ended September 30, 2009 were also attributable to a true-up of the FERC formula-based transmission revenues.  See Note 2 to the Financial Statements for additional information on the true-up.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decreases of $10 million and $28 million in wholesale electric to affiliate for the three and nine months ended September 30, 2009, compared with the same periods in 2008, were primarily due to the expiration of two NUG contracts in 2008.  Substantially all of the remaining NUG contracts will expire by 2010.

Energy Purchases

The decreases of $14 million and $36 million in energy purchases for the three and nine months ended September 30, 2009, compared with the same periods in 2008, were primarily due to the expiration of two NUG contracts in 2008 (substantially all of the remaining NUG contracts will expire by 2010), as well as lower ancillary charges, which are primarily the result of lower pricing.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased by $8 million and $17 million for the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The decreases in both periods were attributable to unfavorable weather and the impact of economic conditions, primarily on industrial customers' load, partially offset by higher prices for energy purchased under the power supply contracts with PPL EnergyPlus that were needed to support PLR load.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Workforce reduction charge (Note 6)		$9
Uncollectible accounts	$4	6
Insurance recovery of storm costs		3
Tree trimming costs	(3)	(2)
Customer education programs	(1)	(2)
Allocation of certain corporate service costs (Note 11)	(3)	(2)
Contractor expenses		(2)
Storm costs		(4)
Payroll/overhead expense	2	(4)
Other	2	(1)
	$1	$1

Amortization of Recoverable Transition Costs

Amortization of recoverable transition costs increased by $10 million for the nine months ended September 30, 2009, compared with the same period in 2008.  The amortization of recoverable transition costs is based on a PUC amortization schedule, adjusted for ITC and CTC recoveries in customer rates and related expenses.  Since the amortization substantially matches the revenue recorded based on recovery in customer rates, there is minimal impact on earnings.

Taxes, Other Than Income

Taxes, other than income decreased by $4 million and $10 million for the three and nine months ended September 30, 2009, compared with the same periods in 2008.  The decreases were primarily due to a decrease in the tax rate for the Pennsylvania gross receipts tax.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

The increases in interest expense, which includes "Interest Expense with Affiliate," were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Long-term debt interest expense (a)	$6	$14
Interest on PLR contract collateral (Note 11)	(3)	(7)
Other	3	4
	$6	$11

(a)	The increases were primarily due to $400 million of debt issuances in October 2008 that prefunded a portion of August 2009 debt maturities.

Income Taxes

The decreases in income taxes were due to:

	Sept. 30, 2009 vs. Sept. 30, 2008
	Three Months Ended	Nine Months Ended

Lower pre-tax book income	$(5)	$(16)
Other	(1)	(3)
	$(6)	$(19)

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

PPL Electric had the following at:

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$164	$483
Short-term debt		95

The $319 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	the retirement of $495 million of long-term debt;
•	the payment of $220 million of dividends on common stock and preferred securities;
•	$186 million of capital expenditures;
•	a net decrease in short-term debt of $95 million;
•	the net receipt of $300 million under a demand loan with an affiliate;
•	proceeds of $298 million from the issuance of long-term debt; and
•	$85 million of cash provided by operating activities.

Credit Facilities

At September 30, 2009, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	$190		$5	$185
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$340		$5	$335
(a)	The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 18% of the total committed capacity.
(b)
At September 30, 2009, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.  In July 2009, PPL Electric and a subsidiary extended the expiration date of the credit agreement to July 2010.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

Market conditions to issue commercial paper with ratings of P-2, A-2 and F-2 by Moody's, S&P and Fitch have improved since 2008.  However, they continue to be impacted by the volatility experienced in the broader financial markets.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not expect to need to issue any commercial paper during the remainder of 2009, but it may do so from time to time to facilitate short-term cash flow needs.

Financing Activities

In May 2009, PPL Electric issued $300 million of 6.25% First Mortgage Bonds due 2039 (6.25% Bonds).  The 6.25% Bonds may be redeemed any time prior to maturity at PPL Electric's option at make-whole redemption prices.  PPL Electric received proceeds of $296 million, net of a discount and underwriting fees, from the issuance of the 6.25% Bonds.  Approximately $86 million of the proceeds were used in August 2009 to partially fund the repayment at maturity of $486 million aggregate principal amount of PPL Electric's Senior Secured Bonds, 6-1/4% Series.  The balance of such repayment was funded from the issuance in October 2008 of $400 million of 7.125% Senior Secured Bonds due 2013.  The balance of the proceeds from the issuance of the 6.25% Bonds was used for general corporate purposes, including capital expenditures.

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

Fitch did not take any actions related to PPL Electric during the nine months ended September 30, 2009.

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections at September 30, 2009.

	Projected
	2009	2010	2011	2012	2013
Construction expenditures
Transmission and distribution facilities	$273	$539	$782	$643	$700
Other	22	29	19	21	19
Total Capital Expenditures (a)	$295	$568	$801	$664	$719

(a)	Includes AFUDC, which is expected to be $80 million for the 2009-2013 period.

PPL Electric's capital expenditure projections for the years 2009-2013 total $3 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The above schedule has been revised from that which was presented in PPL Electric's 2008 Form 10-K, primarily due to an asset optimization program focused on the replacement of aging transmission and distribution assets.

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

Commodity Price Risk - PLR Contracts Subsequent to 2009

PPL Electric will provide PLR service beginning January 1, 2010 under a PUC-approved plan through which PPL Electric will fully recover all incurred costs including administrative costs.  The plan covers the period through December 31, 2010.  Under the plan, PPL Electric has entered into various full-requirement power purchase agreements with multiple wholesale suppliers that include fixed prices.  As a result, PPL Electric has shifted any electric price risk relating to its PLR obligation to those wholesale suppliers through 2010.  In June 2009, PPL Electric received PUC approval of a plan with a similar structure, including cost recovery, covering the period from January 1, 2011 through May 31, 2013.  See Note 10 to the Financial Statements for information on the PUC-approved procurement plan and other ongoing Pennsylvania regulatory and legislative activities.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  At September 30, 2009, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at September 30, 2009, would increase the fair value of its debt portfolio by $71 million.

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

New Accounting Guidance

See Notes 2 and 20 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

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

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2009, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

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

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2009, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 6. Exhibits

4(a)	-	Amendment No. 3 to Amended and Restated Employee Stock Ownership Plan, dated August 19, 2009
10(a)	-
Amendment No. 1 to Credit and Security Agreement, dated as of July 28, 2009, by and among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

10(b)	-
Amended and Restated Fee Letter, dated July 28, 2009, by and among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2009, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2009, furnished by the following officers for the following companies:

32(a)	-	James H. Miller for PPL Corporation
32(b)	-	Paul A. Farr for PPL Corporation
32(c)	-	James H. Miller for PPL Energy Supply, LLC
32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
32(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
32(f)	-	J. Matt Simmons, Jr. for PPL Electric Utilities Corporation

*101.INS		XBRL Instance Document for PPL Corporation
*101.SCH		XBRL Taxonomy Extension Schema for PPL Corporation
*101.CAL		XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation
*101.DEF		XBRL Taxonomy Extension Definition Linkbase for PPL Corporation
*101.LAB		XBRL Taxonomy Extension Label Linkbase for PPL Corporation
*101.PRE		XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation

* - XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: October 30, 2009	/s/ J. Matt Simmons, Jr.
J. Matt Simmons, Jr.
Vice President and Controller
(Principal Accounting Officer)