Form 10-Q/A
period 2010-06-30
PPL Corp
filed 2010-09-01
CIK 922224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 482,723,432 shares outstanding at July 30, 2010.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q/A Amendment No. 1.

PPL CORPORATION

FORM 10-Q/A
Amendment No. 1
FOR THE QUARTER ENDED JUNE 30, 2010

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of PPL Corporation (the Registrant) for the period ended June 30, 2010, as filed by the Registrant on August 5, 2010 (Original Filing).  This Amendment No. 1 is being filed solely to provide interactive data as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  This Amendment No. 1 does not alter or affect any other part or any other information originally set forth in the Original Filing.  This Amendment No. 1 does not reflect events that have occurred subsequent to the filing date of the Original Filing.

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

PART II.  OTHER INFORMATION
Item 6. Exhibits

*3(ii)(a)	-	Amended and Restated Bylaws of PPL Corporation effective as of May 19, 2010 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 19, 2010)
*4(a)	-
Supplemental Indenture No. 2 among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to The Bank of New York), as Trustee, dated as of June 28, 2010 (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 28, 2010)

*10(a)	-	Amendment No. 5 to Directors Deferred Compensation Plan, dated May 28, 2010
*10(b)	-	$500 million Facility Agreement, dated as of May 14, 2010, among PPL Energy Supply, LLC, as Borrower, and Morgan Stanley Bank, as Issuer
*10(c)	-
Purchase and Sale Agreement, dated as of April 28, 2010, by and between E.ON US Investments Corp., PPL Corporation and E.ON AG (Exhibit No. 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 28, 2010)

*10(d)	-
Debt Commitment Letter, dated April 28, 2010, by and between PPL Corporation, Banc of America, N.A., Banc of America Securities LLC, Credit Suisse AG and Credit Suisse Securities (USA) LLC (Exhibit No. 99.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 28, 2010)

*10(e)	-
$6,500,000,000 Senior Bridge Term Loan Credit Agreement, dated as of June 9, 2010, among PPL Capital Funding, Inc., Borrower, PPL, Guarantor, the lenders from time to time party thereto and Bank of America, N.A., Administrative Agent, Credit Suisse, A.G., Syndication Agent, Wells Fargo Bank, National Association, Documentation Agent, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, Joint Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K (File No. 1-11459) dated June 9, 2010)

*10(f)	-
Notice of Commitment Reduction, issued on June 28, 2010, by PPL Capital Funding, Inc., pursuant to Section 2.07(c) of the $6,500,000,000 Senior Bridge Term Loan Credit Agreement, dated as of June 9, 2010

*10(g)	-
Amendment No. 2 to Credit and Security Agreement, dated as of July 27, 2010, by and among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2010, filed by the following officers for the following companies:

*31(a)	-	James H. Miller for PPL Corporation
*31(b)	-	Paul A. Farr for PPL Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2010, furnished by the following officers for the following companies:

*32(a)	-	James H. Miller for PPL Corporation
*32(b)	-	Paul A. Farr for PPL Corporation

**101.INS	-	XBRL Instance Document for PPL Corporation
**101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation
**101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation
**101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation
**101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation
**101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation

*	Previously filed
**	XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PPL Corporation
(Registrant)

Date: September 1, 2010	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Chief Accounting Officer)