Form 10-Q
period 2013-06-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2013-08-02
CIK 922224, 55387, 60549, 1518339, 317187, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
LG&E and KU Energy LLC	Yes X	No
Louisville Gas and Electric Company	Yes X	No
Kentucky Utilities Company	Yes X	No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No
LG&E and KU Energy LLC	Yes X	No
Louisville Gas and Electric Company	Yes X	No
Kentucky Utilities Company	Yes X	No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 631,700,409 shares outstanding at July 31, 2013.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 31, 2013.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2013.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2013.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

Table of Contents

This combined Form 10-Q is separately filed by the following individual registrants:  PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf, and no registrant makes any representation as to information relating to any other registrant, except that information under "Forward-Looking Information" relating to PPL Corporation subsidiaries is also attributed to PPL Corporation and information relating to the subsidiaries of LG&E and KU Energy LLC is also attributed to LG&E and KU Energy LLC.

Unless otherwise specified, references within this Report, individually, to PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which are consolidated into such Registrants in accordance with GAAP.  This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

Central Networks - collectively Central Networks East plc, Central Networks Limited and certain other related assets and liabilities.  On April 1, 2011, PPL WEM Holdings plc (formerly WPD Investment Holdings Limited) purchased all of the outstanding ordinary share capital of these companies from E.ON AG subsidiaries.  Central Networks West plc (subsequently renamed Western Power Distribution (West Midlands) plc), wholly owned by Central Networks Limited (subsequently renamed WPD Midlands Holdings Limited), and Central Networks East plc (subsequently renamed Western Power Distribution (East Midlands) plc) are British regional electricity distribution utility companies.

KU - Kentucky Utilities Company, a public utility subsidiary of LKE engaged in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky.

LG&E - Louisville Gas and Electric Company, a public utility subsidiary of LKE engaged in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas in Kentucky.

LKE - LG&E and KU Energy LLC, a subsidiary of PPL and the parent of LG&E, KU and other subsidiaries.  Within the context of this document, references to LKE also relate to the consolidated entity.

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides services for LKE and its subsidiaries.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Capital Funding - PPL Capital Funding, Inc., a financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electric supply to retail customers in this area as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Energy Supply, PPL Global and other subsidiaries.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus and other subsidiaries.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily, through its subsidiaries, owns and operates WPD, PPL's regulated electricity distribution businesses in the U.K.

PPL Ironwood - PPL Ironwood, LLC, an indirect subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Martins Creek - PPL Martins Creek, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation that generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Montour - PPL Montour, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

i

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL WEM - PPL WEM Holdings plc (formerly WPD Investment Holdings Limited), an indirect, U.K. subsidiary of PPL Global.  PPL WEM indirectly owns both WPD (East Midlands) and WPD (West Midlands).

PPL WW - PPL WW Holdings Limited (formerly Western Power Distribution Holdings Limited), an indirect, U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly owns WPD (South Wales) and WPD (South West).

WPD - refers to PPL WW and PPL WEM and their subsidiaries.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.  The company (formerly Central Networks East plc) was acquired and renamed in April 2011.

WPD Midlands - refers to WPD (East Midlands) and WPD (West Midlands), collectively.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electricity distribution utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electricity distribution utility company.

WPD (West Midlands) - Western Power Distribution (West Midlands) plc, a British regional electricity distribution utility company.  The company (formerly Central Networks West plc) was acquired and renamed in April 2011.

WKE - Western Kentucky Energy Corp., a subsidiary of LKE that leased certain non-utility generating plants in western Kentucky until July 2009.

Other terms and abbreviations

£ - British pound sterling.

2010 Equity Unit(s) - a PPL equity unit, issued in June 2010, consisting of a 2010 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018.

2010 Purchase Contract(s) - a contract that is a component of a 2010 Equity Unit that requires holders to purchase shares of PPL common stock on or prior to July 1, 2013.

2011 Equity Unit(s) - a PPL equity unit, issued in April 2011, consisting of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019.

2011 Purchase Contract(s) - a contract that is a component of a 2011 Equity Unit that requires holders to purchase shares of PPL common stock on or prior to May 1, 2014.

2012 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2012.

Act 11 - Act 11 of 2012 that became effective on April 16, 2012.  The Pennsylvania legislation authorizes the PUC to approve two specific ratemaking mechanisms:  the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

Act 129 - Act 129 of 2008 that became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and makes changes to the existing Alternative Energy Portfolio Standard.

AEPS - Alternative Energy Portfolio Standard.

AFUDC - Allowance for Funds Used During Construction, the cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction costs.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Baseload generation - includes the output provided by PPL's nuclear, coal, hydroelectric and qualifying facilities.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

CAIR - the EPA's Clean Air Interstate Rule.

Cane Run Unit 7 - a combined-cycle natural gas unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 141 MW and 499 MW to LG&E and KU by 2015.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CSAPR - Cross-State Air Pollution Rule.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

Depreciation not normalized - the flow-through income tax impact related to the state regulatory treatment of depreciation-related timing differences.

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - a distribution system improvement charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

DSM - Demand Side Management.  Pursuant to Kentucky Revised Statute 278.285, the KPSC may determine the reasonableness of DSM plans proposed by any utility under its jurisdiction.  Proposed DSM mechanisms may seek full recovery of DSM programs and revenues lost by implementing those programs and/or incentives designed to provide financial rewards to the utility for implementing cost-effective DSM programs.  The cost of such programs shall be assigned only to the class or classes of customers which benefit from the programs.

ECR - Environmental Cost Recovery.  Pursuant to Kentucky Revised Statute 278.183, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements which apply to coal combustion and by-products from the production of energy from coal.

EEI - Electric Energy, Inc., owns and operates a coal-fired plant and a natural gas facility in southern Illinois.  KU's 20% ownership interest in EEI is accounted for as an equity method investment.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Units - refers collectively to the 2011 and 2010 Equity Units.

ESOP - Employee Stock Ownership Plan.

Euro - the basic monetary unit among participating members of the European Union.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that they entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations (source and sink).

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker.  The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements.  Rate recovery became effective on January 1, 2013.

If-Converted Method - A method applicable for calculating diluted EPS when a company has convertible debt outstanding.  The method is applied as follows: Interest charges (after tax) applicable to the convertible debt shall be added back to net income and the convertible debt shall be assumed to have been converted to equity at the beginning of the period and the resulting common shares shall be included with outstanding shares.  Both adjustments are only done for purposes of calculating diluted EPS.  This method was applied to PPL's Equity Units beginning in the first quarter of 2013.

Intermediate and peaking generation - includes the output provided by PPL's competitive oil- and natural gas-fired units.

Ironwood Acquisition - In April 2012, PPL Ironwood Holdings, LLC, an indirect, wholly owned subsidiary of PPL Energy Supply, completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which own and operate, respectively, a natural gas-fired power plant in Lebanon, Pennsylvania.

IRS - Internal Revenue Service, a U.S. government agency.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

LIBOR - London Interbank Offered Rate.

LTIIP - Long Term Infrastructure Improvement Plan.

MATS - Mercury and Air Toxics Standards.

MDEQ - Montana Department of Environmental Quality.

MEIC - Montana Environmental Information Center.

MMBtu - One million British Thermal Units.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999.  Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

NDT - PPL Susquehanna's nuclear plant decommissioning trust.

NERC - North American Electric Reliability Corporation.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPDES - National Pollutant Discharge Elimination System.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.  Derivatives that qualify for this exception receive accrual accounting treatment.

NRC - Nuclear Regulatory Commission, the federal agency that regulates nuclear power facilities.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

Opacity - the degree to which emissions reduce the transmission of light and obscure the view of an object in the background.  There are emission regulations that limit the opacity in power plant stack gas emissions.

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is accounted for as a cost-method investment.  OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined nameplate capacities of 2,390 MW.

PADEP - the Pennsylvania Department of Environmental Protection, a state government agency.

PJM - PJM Interconnection, L.L.C., operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply to retail customers within its delivery area who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts (which are components of the 2010 and 2011 Equity Units.)

RAV - regulatory asset value.  This term is also commonly known as RAB or regulatory asset base.

RECs - renewable energy credits.

Regional Transmission Line Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies what changes and additions to the grid are needed to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects that are needed to maintain reliability standards and that are reviewed and approved by the PJM Board.

Registrants - PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU, collectively.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RFC - Reliability First Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

v

RMC - Risk Management Committee.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting.  It also requires an independent auditor to make its own assessment.

SCR - selective catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases.

Scrubber - an air pollution control device that can remove particulates and/or gases (primarily sulfur dioxide) from exhaust gases.

SEC - the U.S. Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

SERC - SERC Reliability Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

Smart meter - an electric meter that utilizes smart metering technology.

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals.  The use of this technology also has the potential to strengthen network reliability.

SMGT - Southern Montana Electric Generation & Transmission Cooperative, Inc., a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus that was terminated effective April 1, 2012.

SNCR - selective non-catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases using ammonia.

Spark Spread - a measure of gross margin representing the price of power on a per MWh basis less the equivalent measure of the natural gas cost to produce that power.  This measure is used to describe the gross margin of PPL and its subsidiaries' competitive natural gas-fired generating fleet.  This term is also used to describe a derivative contract in which PPL and its subsidiaries sell power and buy natural gas on a forward basis in the same contract.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

TC2 - Trimble County Unit 2, a coal-fired plant located in Kentucky with a net summer capacity of 732 MW.  LKE indirectly owns a 75% interest (consists of LG&E's 14.25% and KU's 60.75% interests) in TC2 or 549 MW of the capacity.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

VIE - variable interest entity.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in each Registrant's 2012 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	expansion of alternative sources of electricity generation;
•	laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;
•	collective labor bargaining negotiations;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	volatility in market demand and prices for energy, capacity, transmission services, emission allowances and RECs;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•
volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension, retiree medical, nuclear decommissioning liabilities and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	changes in foreign currency exchange rates for British pound sterling;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery filings by PPL Electric, LG&E, KU or WPD;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business dispositions or acquisitions and our ability to successfully operate acquired businesses and realize expected benefits from business acquisitions.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Registrants on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Registrants to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues
Utility	$1,655	$1,605	$3,605	$3,319
Unregulated retail electric and gas	257	179	494	402
Wholesale energy marketing
Realized	811	1,083	1,787	2,291
Unrealized economic activity (Note 14)	590	(458)	(232)	394
Net energy trading margins		10	(11)	18
Energy-related businesses	137	130	264	237
Total Operating Revenues	3,450	2,549	5,907	6,661

Operating Expenses
Operation
Fuel	441	411	970	835
Energy purchases
Realized	572	787	1,263	1,670
Unrealized economic activity (Note 14)	479	(442)	(155)	149
Other operation and maintenance	698	739	1,374	1,445
Depreciation	286	271	570	535
Taxes, other than income	86	87	182	178
Energy-related businesses	130	124	252	226
Total Operating Expenses	2,692	1,977	4,456	5,038

Operating Income	758	572	1,451	1,623

Other Income (Expense) - net	13	30	135	13

Other-Than-Temporary Impairments		1		1

Interest Expense	258	236	509	466

Income from Continuing Operations Before Income Taxes	513	365	1,077	1,169

Income Taxes	109	88	260	347

Income from Continuing Operations After Income Taxes	404	277	817	822

Income (Loss) from Discontinued Operations (net of income taxes)	1	(6)	1	(6)

Net Income	405	271	818	816

Net Income Attributable to Noncontrolling Interests				4

Net Income Attributable to PPL Shareowners	$405	$271	$818	$812

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$404	$277	$817	$818
Income (Loss) from Discontinued Operations (net of income taxes)	1	(6)	1	(6)
Net Income	$405	$271	$818	$812

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.68	$0.47	$1.39	$1.40
Diluted	$0.63	$0.47	$1.28	$1.40
Net Income Available to PPL Common Shareowners:
Basic	$0.68	$0.46	$1.39	$1.39
Diluted	$0.63	$0.46	$1.28	$1.39

Dividends Declared Per Share of Common Stock	$0.3675	$0.36	$0.735	$0.72

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	589,834	579,881	586,683	579,462
Diluted	664,615	580,593	661,263	580,062

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$405	$271	$818	$816

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of ($1), ($2), ($7), $0	(7)	(179)	(252)	(103)
Available-for-sale securities, net of tax of ($2), $8, ($27), ($18)	2	(7)	25	17
Qualifying derivatives, net of tax of ($23), $7, ($43), ($43)	24	2	86	80
Equity investees' other comprehensive income (loss), net of
tax of $0, $0, $0, $2		1		(3)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $28, $0, $28		(85)		(85)
Reclassifications from AOCI - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $1, $1, $1	(1)	(1)	(2)	(6)
Qualifying derivatives, net of tax of $22, $84, $57, $159	(36)	(140)	(116)	(274)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($2), ($2), ($3)	2	2	3	5
Net actuarial loss, net of tax of ($12), ($7), ($25), ($11)	34	17	68	37
Total other comprehensive income (loss) attributable to PPL
Shareowners	18	(390)	(188)	(332)

Comprehensive income (loss)	423	(119)	630	484
Comprehensive income attributable to noncontrolling interests				4

Comprehensive income (loss) attributable to PPL Shareowners	$423	$(119)	$630	$480

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$818	$816
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	570	535
Amortization	113	88
Defined benefit plans - expense	91	84
Deferred income taxes and investment tax credits	291	364
Unrealized (gains) losses on derivatives, and other hedging activities	(11)	(209)
Other	50	25
Change in current assets and current liabilities
Accounts receivable	(189)	21
Accounts payable	(75)	(126)
Unbilled revenues	144	72
Prepayments	(64)	(97)
Counterparty collateral	(61)	57
Taxes	128	29
Uncertain tax positions	(98)	(4)
Accrued interest	(119)	(87)
Other	(113)	(67)
Other operating activities
Defined benefit plans - funding	(468)	(493)
Other assets	(64)	(16)
Other liabilities	4	(45)
Net cash provided by operating activities	947	947
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,797)	(1,309)
Ironwood Acquisition, net of cash acquired		(84)
Purchases of nuclear plant decommissioning trust investments	(66)	(85)
Proceeds from the sale of nuclear plant decommissioning trust investments	59	79
Net (increase) decrease in restricted cash and cash equivalents	(17)	54
Other investing activities	(13)	(8)
Net cash provided by (used in) investing activities	(1,834)	(1,353)
Cash Flows from Financing Activities
Issuance of long-term debt	450	575
Repurchase of common stock	(28)
Issuance of common stock	259	35
Payment of common stock dividends	(426)	(413)
Redemption of preference stock of a subsidiary		(250)
Debt issuance and credit facility costs	(33)	(9)
Contract adjustment payments	(48)	(48)
Net increase (decrease) in short-term debt	563	311
Other financing activities	(27)	(10)
Net cash provided by (used in) financing activities	710	191
Effect of Exchange Rates on Cash and Cash Equivalents	(13)	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	(190)	(221)
Cash and Cash Equivalents at Beginning of Period	901	1,202
Cash and Cash Equivalents at End of Period	$711	$981

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$711	$901
Restricted cash and cash equivalents	84	54
Accounts receivable (less reserve: 2013, $66; 2012, $64)
Customer	879	745
Other	129	79
Unbilled revenues	701	857
Fuel, materials and supplies	642	673
Prepayments	198	166
Price risk management assets	1,334	1,525
Regulatory assets	34	19
Other current assets	63	49
Total Current Assets	4,775	5,068

Investments
Nuclear plant decommissioning trust funds	771	712
Other investments	47	47
Total Investments	818	759

Property, Plant and Equipment
Regulated utility plant	25,620	25,196
Less: accumulated depreciation - regulated utility plant	4,424	4,164
Regulated utility plant, net	21,196	21,032
Non-regulated property, plant and equipment
Generation	11,594	11,295
Nuclear fuel	590	524
Other	758	726
Less: accumulated depreciation - non-regulated property, plant and equipment	6,063	5,942
Non-regulated property, plant and equipment, net	6,879	6,603
Construction work in progress	2,525	2,397
Property, Plant and Equipment, net (a)	30,600	30,032

Other Noncurrent Assets
Regulatory assets	1,443	1,483
Goodwill	3,991	4,158
Other intangibles	907	925
Price risk management assets	599	572
Other noncurrent assets	613	637
Total Other Noncurrent Assets	7,553	7,775

Total Assets	$43,746	$43,634

(a)
At June 30, 2013 and December 31, 2012, includes $416 million and $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$1,206	$652
Long-term debt due within one year	751	751
Accounts payable	1,114	1,252
Taxes	144	90
Interest	197	325
Dividends	218	210
Price risk management liabilities	887	1,065
Regulatory liabilities	54	61
Other current liabilities	971	1,219
Total Current Liabilities	5,542	5,625

Long-term Debt	18,875	18,725

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,704	3,387
Investment tax credits	350	328
Price risk management liabilities	514	629
Accrued pension obligations	1,551	2,076
Asset retirement obligations	545	536
Regulatory liabilities	1,052	1,010
Other deferred credits and noncurrent liabilities	659	820
Total Deferred Credits and Other Noncurrent Liabilities	8,375	8,786

Commitments and Contingent Liabilities (Notes 5, 6 and 10)

Equity
PPL Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	7,195	6,936
Earnings reinvested	5,863	5,478
Accumulated other comprehensive loss	(2,128)	(1,940)
Total PPL Shareowners' Common Equity	10,936	10,480
Noncontrolling Interests	18	18
Total Equity	10,954	10,498

Total Liabilities and Equity	$43,746	$43,634

(a)	780,000 shares authorized; 591,622 and 581,944 shares issued and outstanding at June 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

March 31, 2013 (b)	583,214	$6	$6,988	$5,676	$(2,146)	$18	$10,542
Common stock issued (c)	9,338		245				245
Common stock repurchased (d)	(930)		(28)				(28)
Cash settlement of equity forward
agreements (d)			(13)				(13)
Stock-based compensation (e)			3				3
Net income				405			405
Dividends, dividend equivalents,
redemptions and distributions (f)				(218)			(218)
Other comprehensive
income (loss)					18		18
June 30, 2013 (b)	591,622	$6	$7,195	$5,863	$(2,128)	$18	$10,954

December 31, 2012 (b)	581,944	$6	$6,936	$5,478	$(1,940)	$18	$10,498
Common stock issued (c)	10,608		282				282
Common stock repurchased (d)	(930)		(28)				(28)
Cash settlement of equity forward
agreements (d)			(13)				(13)
Stock-based compensation (e)			18				18
Net income				818			818
Dividends, dividend equivalents,
redemptions and distributions (f)				(433)			(433)
Other comprehensive
income (loss)					(188)		(188)
June 30, 2013 (b)	591,622	$6	$7,195	$5,863	$(2,128)	$18	$10,954

March 31, 2012	579,520	$6	$6,862	$5,129	$(730)	$268	$11,535
Common stock issued (c)	693		18				18
Stock-based compensation (e)			6				6
Net income				271			271
Dividends, dividend equivalents
redemptions and distributions (f)				(210)		(250)	(460)
Other comprehensive
income (loss)					(390)		(390)
June 30, 2012	580,213	$6	$6,886	$5,190	$(1,120)	$18	$10,980

December 31, 2011	578,405	$6	$6,813	$4,797	$(788)	$268	$11,096
Common stock issued (c)	1,808		50				50
Stock-based compensation (e)			23				23
Net income				812		4	816
Dividends, dividend equivalents
redemptions and distributions (f)				(419)		(254)	(673)
Other comprehensive
income (loss)					(332)		(332)
June 30, 2012	580,213	$6	$6,886	$5,190	$(1,120)	$18	$10,980

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)	See Note 18 for disclosure of balances of each component of AOCI.
(c)
Each period includes shares of common stock issued through various stock and incentive compensation plans.  The 2013 periods include the April issuance of shares of common stock.  See Note 7 for additional information.

(d)	See Note 7 for additional information.
(e)
The three and six months ended June 30, 2013 include $8 million and $36 million and the three and six months ended June 30, 2012 include $6 million and $35 million of stock-based compensation expense related to new and existing unvested equity awards.  The three and six months ended June 30, 2013 include $(5) million and $(18) million and the six months ended June 30, 2012 includes $(12) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(f)
"Earnings reinvested" includes dividends and dividend equivalents on PPL common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests.  In June 2012, PPL Electric redeemed all of its outstanding preference stock at par value, which was classified as noncontrolling interest.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues
Wholesale energy marketing
Realized	$811	$1,083	$1,787	$2,291
Unrealized economic activity (Note 14)	590	(458)	(232)	394
Wholesale energy marketing to affiliate	12	17	26	38
Unregulated retail electric and gas	257	180	495	404
Net energy trading margins		10	(11)	18
Energy-related businesses	122	112	235	208
Total Operating Revenues	1,792	944	2,300	3,353

Operating Expenses
Operation
Fuel	224	196	522	407
Energy purchases
Realized	418	635	852	1,294
Unrealized economic activity (Note 14)	479	(442)	(155)	149
Energy purchases from affiliate	1		2	1
Other operation and maintenance	270	294	505	549
Depreciation	79	69	157	133
Taxes, other than income	16	17	33	35
Energy-related businesses	118	109	228	201
Total Operating Expenses	1,605	878	2,144	2,769

Operating Income	187	66	156	584

Other Income (Expense) - net	12	6	16	11

Other-Than-Temporary Impairments		1		1

Interest Expense	46	43	92	80

Income Before Income Taxes	153	28	80	514

Income Taxes	67	9	32	186

Net Income Attributable to PPL Energy Supply Member	$86	$19	$48	$328

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$86	$19	$48	$328

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Available-for-sale securities, net of tax of ($2), $8, ($27), ($18)	2	(7)	25	17
Qualifying derivatives, net of tax of $0, $5, $0, ($40)		(9)		59
Reclassifications from AOCI - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $0, $1, $1, $1	(1)	(1)	(2)	(6)
Qualifying derivatives, net of tax of $23, $75, $44, $156	(37)	(108)	(67)	(259)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, ($1), ($1)	1	2	2	3
Net actuarial loss, net of tax of ($3), ($2), ($5), $0	4	1	8	6
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	(31)	(122)	(34)	(180)

Comprehensive income (loss) attributable to PPL Energy
Supply Member	$55	$(103)	$14	$148

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$48	$328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	157	133
Amortization	71	57
Defined benefit plans - expense	26	22
Deferred income taxes and investment tax credits	98	165
Unrealized (gains) losses on derivatives, and other hedging activities	91	(216)
Other	24	28
Change in current assets and current liabilities
Accounts receivable	6	(2)
Accounts payable	(81)	(57)
Unbilled revenues	96	61
Fuel, materials and supplies	5	(74)
Prepayments	(67)	(30)
Counterparty collateral	(61)	57
Other	(22)	(68)
Other operating activities
Defined benefit plans - funding	(106)	(69)
Other assets	(38)	(19)
Other liabilities	(20)	(8)
Net cash provided by operating activities	227	308
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(241)	(316)
Ironwood Acquisition, net of cash acquired		(84)
Expenditures for intangible assets	(23)	(25)
Purchases of nuclear plant decommissioning trust investments	(66)	(85)
Proceeds from the sale of nuclear plant decommissioning trust investments	59	79
Net (increase) decrease in notes receivable from affiliates	(4)	198
Net (increase) decrease in restricted cash and cash equivalents	(24)	57
Other investing activities	17	3
Net cash provided by (used in) investing activities	(282)	(173)
Cash Flows from Financing Activities
Retirement of long-term debt	(9)	(3)
Contributions from member	105	472
Distributions to member	(408)	(657)
Net increase (decrease) in short-term debt	219	120
Net cash provided by (used in) financing activities	(93)	(68)
Net Increase (Decrease) in Cash and Cash Equivalents	(148)	67
Cash and Cash Equivalents at Beginning of Period	413	379
Cash and Cash Equivalents at End of Period	$265	$446

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$265	$413
Restricted cash and cash equivalents	70	46
Accounts receivable (less reserve: 2013, $20; 2012, $23)
Customer	200	183
Other	95	31
Accounts receivable from affiliates	53	125
Unbilled revenues	273	369
Notes receivable from affiliates	4
Fuel, materials and supplies	322	327
Prepayments	63	15
Price risk management assets	1,146	1,511
Other current assets	22	10
Total Current Assets	2,513	3,030

Investments
Nuclear plant decommissioning trust funds	771	712
Other investments	41	41
Total Investments	812	753

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,604	11,305
Nuclear fuel	590	524
Other	297	294
Less: accumulated depreciation - non-regulated property, plant and equipment	5,921	5,817
Non-regulated property, plant and equipment, net	6,570	6,306
Construction work in progress	704	987
Property, Plant and Equipment, net (a)	7,274	7,293

Other Noncurrent Assets
Goodwill	86	86
Other intangibles	259	252
Price risk management assets	508	557
Other noncurrent assets	369	404
Total Other Noncurrent Assets	1,222	1,299

Total Assets	$11,821	$12,375
(a)
At June 30, 2013 and December 31, 2012, includes $416 million and $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$575	$356
Long-term debt due within one year	741	751
Accounts payable	374	438
Accounts payable to affiliates		31
Taxes	13	62
Interest	31	31
Price risk management liabilities	879	1,010
Deferred income taxes	72	158
Other current liabilities	249	319
Total Current Liabilities	2,934	3,156

Long-term Debt	2,522	2,521

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,368	1,232
Investment tax credits	211	186
Price risk management liabilities	472	556
Accrued pension obligations	198	293
Asset retirement obligations	374	365
Other deferred credits and noncurrent liabilities	183	218
Total Deferred Credits and Other Noncurrent Liabilities	2,806	2,850

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,541	3,830
Noncontrolling interests	18	18
Total Equity	3,559	3,848

Total Liabilities and Equity	$11,821	$12,375

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

March 31, 2013 (a)	$3,476	$18	$3,494
Net income	86		86
Other comprehensive income (loss)	(31)		(31)
Contributions from member	105		105
Distributions	(95)		(95)
June 30, 2013 (a)	$3,541	$18	$3,559

December 31, 2012 (a)	$3,830	$18	$3,848
Net income	48		48
Other comprehensive income (loss)	(34)		(34)
Contributions from member	105		105
Distributions	(408)		(408)
June 30, 2013 (a)	$3,541	$18	$3,559

March 31, 2012	$3,713	$18	$3,731
Net income	19		19
Other comprehensive income (loss)	(122)		(122)
Contributions from member	472		472
Distributions	(100)		(100)
June 30, 2012	$3,982	$18	$4,000

December 31, 2011	$4,019	$18	$4,037
Net income	328		328
Other comprehensive income (loss)	(180)		(180)
Contributions from member	472		472
Distributions	(657)		(657)
June 30, 2012	$3,982	$18	$4,000

(a)	See Note 18 for disclosure of balances of each component of AOCI.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues
Retail electric	$413	$403	$925	$860
Electric revenue from affiliate	1	1	2	2
Total Operating Revenues	414	404	927	862

Operating Expenses
Operation
Energy purchases	120	120	292	273
Energy purchases from affiliate	12	17	26	38
Other operation and maintenance	124	143	257	283
Depreciation	44	39	87	78
Taxes, other than income	22	22	52	48
Total Operating Expenses	322	341	714	720

Operating Income	92	63	213	142

Other Income (Expense) - net	2	1	3	3

Interest Expense	25	24	50	48

Income Before Income Taxes	69	40	166	97

Income Taxes	24	11	57	31

Net Income (a)	45	29	109	66

Distributions on Preference Stock				4

Net Income Available to PPL	$45	$29	$109	$62

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$109	$66
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	87	78
Amortization	10	9
Defined benefit plans - expense	10	11
Deferred income taxes and investment tax credits	81	59
Other	3	5
Change in current assets and current liabilities
Accounts receivable	(56)	19
Accounts payable	(45)	(37)
Unbilled revenues	36	11
Prepayments	(18)	(18)
Taxes	18
Other	(38)	(23)
Other operating activities
Defined benefit plans - funding	(88)	(54)
Other assets		2
Other liabilities	6	(27)
Net cash provided by operating activities	115	101

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(451)	(256)
Other investing activities	(4)	(1)
Net cash provided by (used in) investing activities	(455)	(257)

Cash Flows from Financing Activities
Contributions from parent	205
Redemption of preference stock		(250)
Payment of common stock dividends to parent	(66)	(56)
Net increase (decrease) in short-term debt	85	195
Other financing activities		(8)
Net cash provided by (used in) financing activities	224	(119)

Net Increase (Decrease) in Cash and Cash Equivalents	(116)	(275)
Cash and Cash Equivalents at Beginning of Period	140	320
Cash and Cash Equivalents at End of Period	$24	$45

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$24	$140
Accounts receivable (less reserve: 2013, $19; 2012, $18)
Customer	316	249
Other	4	5
Accounts receivable from affiliates	3	29
Unbilled revenues	74	110
Materials and supplies	39	39
Prepayments	94	76
Deferred income taxes	45	45
Other current assets	18	4
Total Current Assets	617	697

Property, Plant and Equipment
Regulated utility plant	6,627	6,286
Less: accumulated depreciation - regulated utility plant	2,383	2,316
Regulated utility plant, net	4,244	3,970
Other, net	2	2
Construction work in progress	444	370
Property, Plant and Equipment, net	4,690	4,342

Other Noncurrent Assets
Regulatory assets	862	853
Intangibles	181	171
Other noncurrent assets	35	55
Total Other Noncurrent Assets	1,078	1,079

Total Assets	$6,385	$6,118

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$85
Long term debt due within one year	10
Accounts payable	242	$259
Accounts payable to affiliates	43	63
Taxes	20	12
Interest	26	26
Regulatory liabilities	48	52
Other current liabilities	89	93
Total Current Liabilities	563	505

Long-term Debt	1,957	1,967

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,307	1,233
Investment tax credits	3	3
Accrued pension obligations	154	237
Regulatory liabilities	13	8
Other deferred credits and noncurrent liabilities	78	103
Total Deferred Credits and Other Noncurrent Liabilities	1,555	1,584

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,340	1,135
Earnings reinvested	606	563
Total Equity	2,310	2,062

Total Liabilities and Equity	$6,385	$6,118

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares				Additional
	outstanding	Preference		Common	paid-in	Earnings
	(a)	stock		stock	capital	reinvested	Total

March 31, 2013	66,368			$364	$1,195	$602	$2,161
Net income						45	45
Capital contributions from PPL					145		145
Cash dividends declared on common stock						(41)	(41)
June 30, 2013	66,368			$364	$1,340	$606	$2,310

December 31, 2012	66,368			$364	$1,135	$563	$2,062
Net income						109	109
Capital contributions from PPL					205		205
Cash dividends declared on common stock						(66)	(66)
June 30, 2013	66,368			$364	$1,340	$606	$2,310

March 31, 2012	66,368		$250	$364	$979	$530	$2,123
Net income						29	29
Redemption of preference stock (b)			(250)				(250)
Cash dividends declared on common stock						(21)	(21)
June 30, 2012	66,368	$		$364	$979	$538	$1,881

December 31, 2011	66,368		$250	$364	$979	$532	$2,125
Net income						66	66
Redemption of preference stock (b)			(250)				(250)
Cash dividends declared on preference stock						(4)	(4)
Cash dividends declared on common stock						(56)	(56)
June 30, 2012	66,368	$		$364	$979	$538	$1,881

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	In June 2012, PPL Electric redeemed all of its outstanding preference stock.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating Revenues	$682	$658	$1,482	$1,363

Operating Expenses
Operation
Fuel	216	215	447	428
Energy purchases	37	34	123	108
Other operation and maintenance	197	197	394	403
Depreciation	83	86	165	172
Taxes, other than income	12	12	24	23
Total Operating Expenses	545	544	1,153	1,134

Operating Income	137	114	329	229

Other Income (Expense) - net		(7)	(2)	(10)

Interest Expense	36	37	73	75

Interest Expense with Affiliate	1		1

Income from Continuing Operations Before Income Taxes	100	70	253	144

Income Taxes	37	20	94	41

Income from Continuing Operations After Income Taxes	63	50	159	103

Income (Loss) from Discontinued Operations (net of income taxes)	1	(6)	1	(6)

Net Income (a)	$64	$44	$160	$97

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$160	$97
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	165	172
Amortization	14	14
Defined benefit plans - expense	27	20
Deferred income taxes and investment tax credits	95	56
Other	(6)	(2)
Change in current assets and current liabilities
Accounts receivable	(62)	(11)
Accounts payable	36	17
Unbilled revenues	(2)	1
Fuel, materials and supplies	25	1
Taxes		33
Other	2	(6)
Other operating activities
Defined benefit plans - funding	(156)	(62)
Other assets	(3)
Other liabilities	2	24
Net cash provided by operating activities	297	354
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(579)	(324)
Net (increase) decrease in notes receivable from affiliates		3
Net (increase) decrease in restricted cash and cash equivalents	10	(2)
Other investing activities	1
Net cash provided by (used in) investing activities	(568)	(323)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	47
Net increase (decrease) in short-term debt	127
Debt issuance and credit facility costs		(1)
Distributions to member	(69)	(60)
Contributions from member	146
Net cash provided by (used in) financing activities	251	(61)
Net Increase (Decrease) in Cash and Cash Equivalents	(20)	(30)
Cash and Cash Equivalents at Beginning of Period	43	59
Cash and Cash Equivalents at End of Period	$23	$29

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$23	$43
Accounts receivable (less reserve: 2013, $22; 2012, $19)
Customer	202	133
Other	21	20
Unbilled revenues	158	156
Accounts receivable from affiliates		1
Fuel, materials and supplies	251	276
Prepayments	24	28
Price risk management assets from affiliates	72	14
Deferred income taxes	11	13
Regulatory assets	29	19
Other current assets	6	4
Total Current Assets	797	707

Property, Plant and Equipment
Regulated utility plant	8,232	8,073
Less: accumulated depreciation - regulated utility plant	647	519
Regulated utility plant, net	7,585	7,554
Other, net	3	3
Construction work in progress	1,113	750
Property, Plant and Equipment, net	8,701	8,307

Other Noncurrent Assets
Regulatory assets	581	630
Goodwill	996	996
Other intangibles	245	271
Other noncurrent assets	98	108
Total Other Noncurrent Assets	1,920	2,005

Total Assets	$11,418	$11,019

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$252	$125
Notes payable with affiliates	72	25
Accounts payable	301	283
Accounts payable to affiliates	1	1
Customer deposits	49	48
Taxes	26	26
Price risk management liabilities	4	5
Regulatory liabilities	6	9
Interest	21	21
Other current liabilities	104	100
Total Current Liabilities	836	643

Long-term Debt	4,075	4,075

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	637	541
Investment tax credits	137	138
Accrued pension obligations	266	414
Asset retirement obligations	127	125
Regulatory liabilities	1,039	1,002
Price risk management liabilities	39	53
Other deferred credits and noncurrent liabilities	240	242
Total Deferred Credits and Other Noncurrent Liabilities	2,485	2,515

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,022	3,786

Total Liabilities and Equity	$11,418	$11,019

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

March 31, 2013	$3,952
Net income	64
Contributions from member	71
Distributions to member	(65)
June 30, 2013	$4,022

December 31, 2012	$3,786
Net income	160
Contributions from member	146
Distributions to member	(69)
Other comprehensive income (loss)	(1)
June 30, 2013	$4,022

March 31, 2012	$3,765
Net income	44
Distributions to member	(35)
June 30, 2012	$3,774

December 31, 2011	$3,741
Net income	97
Distributions to member	(60)
Other comprehensive income (loss)	(4)
June 30, 2012	$3,774

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues
Retail and wholesale	$302	$286	$671	$615
Electric revenue from affiliate	14	18	35	42
Total Operating Revenues	316	304	706	657

Operating Expenses
Operation
Fuel	88	92	184	181
Energy purchases	31	23	111	92
Energy purchases from affiliate	3	2	4	6
Other operation and maintenance	94	92	185	190
Depreciation	37	38	73	76
Taxes, other than income	6	6	12	11
Total Operating Expenses	259	253	569	556

Operating Income	57	51	137	101

Other Income (Expense) - net	(1)	(1)	(2)

Interest Expense	10	10	20	21

Income Before Income Taxes	46	40	115	80

Income Taxes	17	14	42	29

Net Income (a)	$29	$26	$73	$51

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$73	$51
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	73	76
Amortization	6	6
Defined benefit plans - expense	9	9
Deferred income taxes and investment tax credits	21	28
Other		(6)
Change in current assets and current liabilities
Accounts receivable	(9)	(7)
Accounts payable	13	11
Accounts payable to affiliates	(2)	(10)
Unbilled revenues	2	6
Fuel, materials and supplies	25	6
Taxes	12	15
Other	6
Other operating activities
Defined benefit plans - funding	(44)	(25)
Other assets	(1)	(1)
Other liabilities	2	1
Net cash provided by operating activities	186	160
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(236)	(120)
Net (increase) decrease in notes receivable from affiliates		(6)
Net (increase) decrease in restricted cash and cash equivalents	10	(2)
Net cash provided by (used in) investing activities	(226)	(128)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	25
Debt issuance and credit facility costs		(1)
Payment of common stock dividends to parent	(48)	(31)
Contributions from parent	54
Net cash provided by (used in) financing activities	31	(32)
Net Increase (Decrease) in Cash and Cash Equivalents	(9)
Cash and Cash Equivalents at Beginning of Period	22	25
Cash and Cash Equivalents at End of Period	$13	$25

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$13	$22
Accounts receivable (less reserve: 2013, $2; 2012, $1)
Customer	84	59
Other	9	16
Unbilled revenues	70	72
Accounts receivable from affiliates	8	14
Fuel, materials and supplies	117	142
Prepayments	7	7
Price risk management from affiliates	36	7
Regulatory assets	21	19
Other current assets	1	1
Total Current Assets	366	359

Property, Plant and Equipment
Regulated utility plant	3,279	3,187
Less: accumulated depreciation - regulated utility plant	282	220
Regulated utility plant, net	2,997	2,967
Construction work in progress	407	259
Property, Plant and Equipment, net	3,404	3,226

Other Noncurrent Assets
Regulatory assets	369	400
Goodwill	389	389
Other intangibles	132	144
Other noncurrent assets	34	44
Total Other Noncurrent Assets	924	977

Total Assets	$4,694	$4,562

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$80	$55
Accounts payable	146	117
Accounts payable to affiliates	21	23
Customer deposits	24	23
Taxes	14	2
Price risk management liabilities	4	5
Regulatory liabilities	5	4
Interest	5	5
Other current liabilities	40	34
Total Current Liabilities	339	268

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	567	544
Investment tax credits	39	40
Accrued pension obligations	57	102
Asset retirement obligations	57	56
Regulatory liabilities	488	471
Price risk management liabilities	39	53
Other deferred credits and noncurrent liabilities	107	106
Total Deferred Credits and Other Noncurrent Liabilities	1,354	1,372

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,332	1,278
Earnings reinvested	133	108
Total Equity	1,889	1,810

Total Liabilities and Equity	$4,694	$4,562

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

March 31, 2013	21,294	$424	$1,303	$133	$1,860
Net income				29	29
Capital contributions from LKE			29		29
Cash dividends declared on common stock				(29)	(29)
June 30, 2013	21,294	$424	$1,332	$133	$1,889

December 31, 2012	21,294	$424	$1,278	$108	$1,810
Net income				73	73
Capital contributions from LKE			54		54
Cash dividends declared on common stock				(48)	(48)
June 30, 2013	21,294	$424	$1,332	$133	$1,889

March 31, 2012	21,294	$424	$1,278	$70	$1,772
Net income				26	26
Cash dividends declared on common stock				(16)	(16)
June 30, 2012	21,294	$424	$1,278	$80	$1,782

December 31, 2011	21,294	$424	$1,278	$60	$1,762
Net income				51	51
Cash dividends declared on common stock				(31)	(31)
June 30, 2012	21,294	$424	$1,278	$80	$1,782

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Revenues
Retail and wholesale	$380	$372	$811	$748
Electric revenue from affiliate	3	2	4	6
Total Operating Revenues	383	374	815	754

Operating Expenses
Operation
Fuel	128	123	263	247
Energy purchases	6	11	12	16
Energy purchases from affiliate	14	18	35	42
Other operation and maintenance	98	98	195	193
Depreciation	46	48	92	96
Taxes, other than income	6	6	12	12
Total Operating Expenses	298	304	609	606

Operating Income	85	70	206	148

Other Income (Expense) - net	2	(5)	1	(6)

Interest Expense	17	17	34	34

Income Before Income Taxes	70	48	173	108

Income Taxes	26	18	65	40

Net Income (a)	$44	$30	$108	$68
(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$108	$68
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	92	96
Amortization	7	7
Defined benefit plans - expense	12	5
Deferred income taxes and investment tax credits	72	53
Other	(2)
Change in current assets and current liabilities
Accounts receivable	(39)	(20)
Accounts payable	33	12
Accounts payable to affiliates	(7)	1
Unbilled revenues	(4)	(5)
Fuel, materials and supplies		(3)
Taxes	(10)	12
Other	5	(1)
Other operating activities
Defined benefit plans - funding	(61)	(18)
Other assets	(3)
Other liabilities	(13)	10
Net cash provided by operating activities	190	217
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(341)	(203)
Other investing activities	1
Net cash provided by (used in) investing activities	(340)	(203)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		6
Net increase (decrease) in short-term debt	102
Payment of common stock dividends to parent	(55)	(48)
Contributions from parent	92
Net cash provided by (used in) financing activities	139	(42)
Net Increase (Decrease) in Cash and Cash Equivalents	(11)	(28)
Cash and Cash Equivalents at Beginning of Period	21	31
Cash and Cash Equivalents at End of Period	$10	$3

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$10	$21
Accounts receivable (less reserve: 2013, $5; 2012, $2)
Customer	118	74
Other	11	13
Unbilled revenues	88	84
Accounts receivable from affiliates	9	7
Fuel, materials and supplies	134	134
Prepayments	7	10
Price risk management assets from affiliates	36	7
Deferred income taxes	2	3
Regulatory assets	8
Other current assets	5	3
Total Current Assets	428	356

Property, Plant and Equipment
Regulated utility plant	4,953	4,886
Less: accumulated depreciation - regulated utility plant	365	299
Regulated utility plant, net	4,588	4,587
Other, net	1	1
Construction work in progress	704	490
Property, Plant and Equipment, net	5,293	5,078

Other Noncurrent Assets
Regulatory assets	212	230
Goodwill	607	607
Other intangibles	113	127
Other noncurrent assets	57	57
Total Other Noncurrent Assets	989	1,021

Total Assets	$6,710	$6,455

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$172	$70
Accounts payable	146	147
Accounts payable to affiliates	26	33
Customer deposits	25	25
Taxes	16	26
Regulatory liabilities	1	5
Interest	10	10
Other current liabilities	37	33
Total Current Liabilities	433	349

Long-term Debt	1,842	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	657	587
Investment tax credits	98	98
Accrued pension obligations	45	104
Asset retirement obligations	70	69
Regulatory liabilities	551	531
Other deferred credits and noncurrent liabilities	86	92
Total Deferred Credits and Other Noncurrent Liabilities	1,507	1,481

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,440	2,348
Accumulated other comprehensive income (loss)	1	1
Earnings reinvested	179	126
Total Equity	2,928	2,783

Total Liabilities and Equity	$6,710	$6,455

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

March 31, 2013	37,818	$308	$2,398	$177	$1	$2,884
Net income				44		44
Capital contributions from LKE			42			42
Cash dividends declared on common stock				(42)		(42)
June 30, 2013	37,818	$308	$2,440	$179	$1	$2,928

December 31, 2012	37,818	$308	$2,348	$126	$1	$2,783
Net income				108		108
Capital contributions from LKE			92			92
Cash dividends declared on common stock				(55)		(55)
June 30, 2013	37,818	$308	$2,440	$179	$1	$2,928

March 31, 2012	37,818	$308	$2,348	$103	$(4)	$2,755
Net income				30		30
Cash dividends declared on common stock				(24)		(24)
June 30, 2012	37,818	$308	$2,348	$109	$(4)	$2,761

December 31, 2011	37,818	$308	$2,348	$89		$2,745
Net income				68		68
Cash dividends declared on common stock				(48)		(48)
Other comprehensive income (loss)					$(4)	(4)
June 30, 2012	37,818	$308	$2,348	$109	$(4)	$2,761

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

1.  Interim Financial Statements

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Capitalized terms and abbreviations appearing in the unaudited combined notes to condensed financial statements are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.  When appropriate, PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU are named specifically at each discussion heading or therein for their related activities and disclosures.

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2012 is derived from that Registrant's 2012 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2012 Form 10-K.  The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013, or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2013 financial statements.

2.  Summary of Significant Accounting Policies

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2012 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During the three and six months ended June 30, 2013, PPL Electric purchased $220 million and $479 million of accounts receivable from unaffiliated third parties and $70 million and $147 million from PPL EnergyPlus.  During the three and six months ended June 30, 2012, PPL Electric purchased $184 million and $422 million of accounts receivable from unaffiliated third parties and $74 million and $156 million from PPL EnergyPlus.

Depreciation (PPL, LKE, LG&E and KU)

The KPSC approved new lower depreciation rates for LG&E and KU as part of the rate-case settlement agreement reached in
November 2012.  The new rates became effective January 1, 2013 and will result in lower depreciation of approximately $19 million ($9 million for LG&E and $10 million for KU) in 2013, exclusive of net additions to PP&E since the rate case.

New Accounting Guidance Adopted (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Improving Disclosures about Offsetting Balance Sheet Items

Effective January 1, 2013, the Registrants retrospectively adopted accounting guidance issued to enhance disclosures about derivative instruments that either (1) offset on the balance sheet or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the balance sheet.

The adoption of this guidance resulted in enhanced disclosures but did not have a significant impact on the Registrants.  See Note 14 for the new disclosures.

Testing Indefinite-Lived Intangible Assets for Impairment

Effective January 1, 2013, the Registrants prospectively adopted accounting guidance that allows an entity to elect the option to first make a qualitative evaluation about the likelihood of an impairment of an indefinite-lived intangible asset.  If, based on this assessment, the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset exceeds the carrying amount, a quantitative impairment test does not need to be performed.  If the entity concludes otherwise, a quantitative impairment test must be performed by determining the fair value of the asset and comparing it with the carrying value.  The entity would record an impairment charge, if necessary.

The adoption of this guidance did not have a significant impact on the Registrants.

Reporting Amounts Reclassified Out of AOCI

Effective January 1, 2013, the Registrants prospectively adopted accounting guidance issued to improve the reporting of reclassifications out of AOCI.  The Registrants are required to provide information about the effects on net income of significant amounts reclassified out of AOCI by their respective statement of income line item, if the item is required to be reclassified to net income in its entirety.  For items not reclassified to net income in their entirety, the Registrants are required to reference other disclosures that provide greater detail about these reclassifications.

The adoption of this guidance resulted in enhanced disclosures but did not have a significant impact on the Registrants.  See Note 18 for the new disclosures.

3.  Segment and Related Information

(PPL)

See Note 2 in PPL's 2012 Form 10-K for a discussion of reportable segments.  "Corporate and Other" primarily includes financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain unallocated assets, which are presented to reconcile segment information to PPL's consolidated results.  For 2012, there were no significant costs or assets in this category.

Beginning in 2013, PPL anticipates more costs to be included in the Corporate and Other category primarily due to an anticipated increase in financing at PPL Capital Funding not directly attributable to a particular segment.  PPL's growth in rate-regulated businesses provides the organization an enhanced corporate-level financing alternative, through PPL Capital Funding, that further enables PPL to support targeted credit profiles cost effectively across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in addition to continued direct financing by the operating companies, as appropriate.  The financing costs associated primarily with PPL Capital Funding's new securities issuances, with certain exceptions including the remarketing of the debt component of the Equity Units, have not been directly assigned or allocated to any segment and generally have been reflected in Corporate and Other in 2013.

Financial data for the segments for the periods ended June 30 are:

	Three Months		Six Months
	2013	2012	2013	2012
Income Statement Data
Revenues from external customers
Kentucky Regulated	$682	$658	$1,482	$1,363
U.K. Regulated	572	557	1,220	1,119
Pennsylvania Regulated	413	403	925	860
Supply (a)	1,780	931	2,274	3,319
Corporate and Other	3		6
Total	$3,450	$2,549	$5,907	$6,661

Intersegment electric revenues
Pennsylvania Regulated	$1	$1	$2	$2
Supply	12	17	26	38

Net Income Attributable to PPL Shareowners
Kentucky Regulated	$49	$34	$134	$76
U.K. Regulated (a)	245	196	558	361
Pennsylvania Regulated	45	29	109	62
Supply (a)	77	12	31	313
Corporate and Other	(11)		(14)
Total	$405	$271	$818	$812

	June 30,	December 31,
	2013	2012
Balance Sheet Data
Assets
Kentucky Regulated	$11,084	$10,670
U.K. Regulated	13,792	14,073
Pennsylvania Regulated	6,385	6,023
Supply	12,155	12,868
Corporate and Other (b)	330
Total assets	$43,746	$43,634

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	Primarily consists of unallocated assets, including cash, PP&E and the elimination of inter-segment transactions.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method or the If-Converted Method, as applicable.  The If-Converted Method was applied to the Equity Units beginning in the first quarter of 2013.  Incremental non-participating securities that have a dilutive impact are detailed in the table below.

See Note 7 for information on the April and May 2013 settlements of forward sale agreements and the July 2013 issuance of PPL common stock to settle the 2010 Purchase Contracts.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2013	2012	2013	2012
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL
shareowners	$404	$277	$817	$818
Less amounts allocated to participating securities	2	2	4	5
Income from continuing operations after income taxes available to PPL
common shareowners - Basic	402	275	813	813
Plus interest charges (net of tax) related to Equity Units	15		30
Income from continuing operations after income taxes available to PPL
common shareowners - Diluted	$417	$275	$843	$813

Income (loss) from discontinued operations (net of income taxes) available
to PPL common shareowners - Basic and Diluted	$1	$(6)	$1	$(6)

Net income attributable to PPL shareowners	$405	$271	$818	$812
Less amounts allocated to participating securities	2	2	4	5
Net income available to PPL common shareowners - Basic	403	269	814	807
Plus interest charges (net of tax) related to Equity Units	15		30
Net income available to PPL common shareowners - Diluted	$418	$269	$844	$807

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	589,834	579,881	586,683	579,462
Add incremental non-participating securities:
Share-based payment awards	1,133	444	971	465
Equity Units	73,388		72,689
Forward sale agreements	260	268	920	135
Weighted-average shares - Diluted EPS	664,615	580,593	661,263	580,062

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.68	$0.47	$1.39	$1.40
Income (loss) from discontinued operations (net of income taxes)		(0.01)		(0.01)
Net Income	$0.68	$0.46	$1.39	$1.39

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.63	$0.47	$1.28	$1.40
Income (loss) from discontinued operations (net of income taxes)		(0.01)		(0.01)
Net Income	$0.63	$0.46	$1.28	$1.39

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows:

(Shares in thousands)	Three Months		Six Months
	2013	2012	2013	2012

Stock-based compensation plans (a)	938	76	1,384	353
ESOP			275	280
DRIP		617	549	1,175

(a)	Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for information on the repurchase of shares of PPL common stock that substantially offset the issuances for the three months ended June 30, 2013.

For the periods ended June 30, the following were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
(Shares in thousands)	2013	2012	2013	2012

Stock options	2,192	6,250	5,486	5,966
Performance units	5	34	108	115
Restricted stock units			58

5.  Income Taxes

Reconciliations of income taxes for the periods ended June 30 are:

(PPL)

	Three Months		Six Months
	2013	2012	2013	2012

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$180	$128	$377	$409
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	7	17	32
Impact of lower U.K. income tax rates (a)	(25)	(24)	(63)	(45)
U.S. income tax on foreign earnings - net of foreign tax credit (b)	(7)	(1)	(5)	1
Federal and state tax reserve adjustments (c)	(39)	(4)	(40)	(5)
Foreign tax reserve adjustments (d)		(8)		(5)
Foreign income tax return adjustments	(4)		(4)
Federal income tax credits	(2)	(3)	(5)	(7)
Amortization of investment tax credit	(2)	(3)	(5)	(5)
Depreciation not normalized	(1)	(2)	(4)	(4)
State deferred tax rate change (e)				(11)
Net operating loss carryforward adjustments (f)		(3)		(9)
Other	(5)	1	(8)	(4)
Total increase (decrease)	(71)	(40)	(117)	(62)
Total income taxes from continuing operations	$109	$88	$260	$347

(a)	The U.K. Finance Act 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.

The U.K. Finance Act 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and from 26% to 25% effective April 1, 2012.
(b)
During the three and six months ended June 30, 2013, PPL recorded a $14 million increase to income tax expense primarily attributable to a revision in the expected taxable amount of cash repatriation in 2013 and recorded a tax benefit of $19 million associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that will be reflected on an amended 2010 U.S. tax return.

(c)
In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition and oral argument was held in February 2013.  On May 20, 2013, the Supreme Court reversed the Third Circuit's opinion and ruled that the WPT is a creditable tax.  As a result of the Supreme Court ruling, PPL recorded a tax benefit of $44 million during the three and six months ended June 30, 2013, of which $19 million relates to interest.

(d)	During the three and six months ended June 30, 2012, PPL recorded a tax benefit following resolution of a U.K. tax issue related to the tax deductibility of interest expense.
(e)	During the six months ended June 30, 2012, PPL recorded adjustments related to state deferred tax liabilities.
(f)	During the three and six months ended June 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.

In July 2013, the U.K. Finance Act 2013 (the Act) was enacted.  The Act reduced the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20%, effective April 1, 2015.  As a result of these changes, PPL expects to record a deferred tax benefit in the range of $90 million to $100 million in the third quarter of 2013.

(PPL Energy Supply)

	Three Months		Six Months
	2013	2012	2013	2012
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$54	$10	$28	$180
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	1	3	24
Federal and state tax reserve adjustments (a)	7		6
Federal income tax credits		(2)	(3)	(6)
State deferred tax rate change (b)				(11)
Other	(3)		(2)	(1)
Total increase (decrease)	13	(1)	4	6
Total income taxes	$67	$9	$32	$186

(a)
During the three and six months ended June 30, 2013, PPL Energy Supply reversed a $3 million tax benefit related to a 2008 change in method of accounting for certain expenditures for tax purposes and recorded $4 million in federal tax reserves related to differences in over (under) payment interest rates applied to audit claims as a result of the U.S. Supreme Court decision related to Windfall Profits Tax.

(b)	During the six months ended June 30, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

(PPL Electric)

	Three Months		Six Months
	2013	2012	2013	2012

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$24	$14	$58	$34
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	8	5
Federal and state tax reserve adjustments	(2)	(2)	(4)	(3)
Depreciation not normalized	(1)	(3)	(4)	(4)
Other		(1)	(1)	(1)
Total increase (decrease)		(3)	(1)	(3)
Total income taxes	$24	$11	$57	$31

(LKE)

	Three Months		Six Months
	2013	2012	2013	2012

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$35	$25	$89	$50
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3		8	2
Net operating loss carryforward adjustments (a)		(3)		(9)
Other	(1)	(2)	(3)	(2)
Total increase (decrease)	2	(5)	5	(9)
Total income taxes from continuing operations	$37	$20	$94	$41

(a)	During the three and six months ended June 30, 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

(LG&E)

	Three Months		Six Months
	2013	2012	2013	2012

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$16	$14	$40	$28
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	1	1	4	3
Other		(1)	(2)	(2)
Total increase (decrease)	1		2	1
Total income taxes	$17	$14	$42	$29

(KU)

	Three Months		Six Months
	2013	2012	2013	2012

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$25	$17	$61	$38
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	6	4
Other	(1)	(1)	(2)	(2)
Total increase (decrease)	1	1	4	2
Total income taxes	$26	$18	$65	$40

Unrecognized Tax Benefits (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Changes to unrecognized tax benefits for the periods ended June 30 were as follows.

	Three Months		Six Months
	2013	2012	2013	2012
PPL
Beginning of period	$90	$121	$92	$145
Additions based on tax positions of prior years				4
Reductions based on tax positions of prior years	(25)	(4)	(26)	(31)
Additions based on tax positions related to the current year	3		4	1
Reductions based on tax positions related to the current year		(2)		(2)
Settlements	(30)		(30)
Lapse of applicable statutes of limitations	(2)	(2)	(4)	(4)
End of period	$36	$113	$36	$113

PPL Energy Supply
Beginning of period	$30	$31	$30	$28
Additions based on tax positions of prior years				4
Reductions based on tax positions of prior years	(15)		(15)	(1)
End of period	$15	$31	$15	$31

PPL Electric
Beginning of period	$24	$46	$26	$73
Reductions based on tax positions of prior years	(10)	(1)	(10)	(27)
Additions based on tax positions related to the current year				1
Lapse of applicable statutes of limitations	(2)	(2)	(4)	(4)
End of period	$12	$43	$12	$43

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant for the three and six months ended June 30, 2013 and 2012.

At June 30, 2013, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.

	Increase	Decrease

PPL	$16	$35
PPL Energy Supply		15
PPL Electric	16	11

These potential changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

For LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

At June 30, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective income tax rate were as follows.

	2013	2012

PPL	$23	$36
PPL Energy Supply	14	14
PPL Electric	2	5

The amounts for LKE, LG&E and KU were insignificant.

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for Pennsylvania operations.  PPL made the same change for its Montana operations for the 2009 tax year.  In 2011, the IRS issued guidance on repair expenditures related to network assets providing a safe harbor method of determining whether the repair expenditures can be currently deducted for tax purposes.  On April 30, 2013, the IRS issued Revenue Procedure 2013-24 providing guidance to taxpayers to determine whether expenditures to maintain, replace or improve steam or electric generation property must be capitalized for tax purposes.  The IRS may assert, and ultimately conclude, that PPL's deduction for generation-related expenditures should be disallowed in whole or in part.  PPL believes that it has established adequate reserves for this contingency.

6.  Utility Rate Regulation

(PPL, PPL Electric, LKE, LG&E and KU)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012

Current Regulatory Assets:
Transmission formula rate	$5		$5
ECR	7
Gas supply clause	14	$11
Fuel adjustment clause	3	6
Other	5	2
Total current regulatory assets	$34	$19	$5

Noncurrent Regulatory Assets:
Defined benefit plans	$700	$730	$351	$362
Taxes recoverable through future rates	298	293	298	293
Storm costs	157	168	56	59
Unamortized loss on debt	90	96	60	65
Interest rate swaps	51	67
Accumulated cost of removal of utility plant	92	71	92	71
AROs	34	26
Other	21	32	5	3
Total noncurrent regulatory assets	$1,443	$1,483	$862	$853

Current Regulatory Liabilities:
Generation supply charge	$24	$27	$24	$27
ECR		4
Gas supply clause		4
Transmission service charge	11	6	11	6
Universal service rider	11	17	11	17
Other	8	3	2	2
Total current regulatory liabilities	$54	$61	$48	$52

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$689	$679
Coal contracts (a)	119	141
Power purchase agreement - OVEC (a)	104	108
Net deferred tax assets	32	34
Act 129 compliance rider	13	8	$13	$8
Defined benefit plans	18	17
Interest rate swaps	72	14
Other	5	9
Total noncurrent regulatory liabilities	$1,052	$1,010	$13	$8

	LKE		LG&E		KU
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012

Current Regulatory Assets:
ECR	$7		$2		$5
Gas supply clause	14	$11	14	$11
Fuel adjustment clause	3	6	3	6
Other	5	2	2	2	3
Total current regulatory assets	$29	$19	$21	$19	$8

Noncurrent Regulatory Assets:
Defined benefit plans	$349	$368	$219	$232	$130	$136
Storm costs	101	109	55	59	46	50
Unamortized loss on debt	30	31	19	20	11	11
Interest rate swaps	51	67	51	67
AROs	34	26	19	15	15	11
Other	16	29	6	7	10	22
Total noncurrent regulatory assets	$581	$630	$369	$400	$212	$230

Current Regulatory Liabilities:
ECR		$4				$4
Gas supply clause		4		$4
Gas line tracker	$4		$4
Other	2	1	1		$1	1
Total current regulatory liabilities	$6	$9	$5	$4	$1	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$689	$679	$300	$297	$389	$382
Coal contracts (a)	119	141	52	61	67	80
Power purchase agreement - OVEC (a)	104	108	72	75	32	33
Net deferred tax assets	32	34	26	28	6	6
Defined benefit plans	18	17			18	17
Interest rate swaps	72	14	36	7	36	7
Other	5	9	2	3	3	6
Total noncurrent regulatory liabilities	$1,039	$1,002	$488	$471	$551	$531

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

Kentucky Activities (PPL, LKE, LG&E and KU)

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

In December 2012, the PUC approved a total distribution revenue increase of about $71 million, using a 10.4% return on equity.  The approved rates became effective January 1, 2013.

Storm Damage Expense Rider

In its December 28, 2012 final rate case proceeding order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider (SDER) within 90 days following the order.  PPL Electric filed its proposed SDER with the PUC on March 28, 2013, including requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy, which the PUC previously approved for deferral.  PPL Electric proposed that the SDER become effective January 1, 2013 for storm costs incurred in 2013, with those costs and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014.  Several parties filed comments opposing the SDER.  PPL Electric and several other parties filed reply comments in May 2013.  This matter remains pending before the PUC.

ACT 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are subject to significant penalties.

Under Act 129, EDCs must file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  EDCs are able to recover the costs (capped at 2.0% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's Phase 1 EE&C Plan ending May 31, 2013.

Act 129 requires EDCs to reduce overall electricity consumption by 1.0% by May 2011 and, by May 2013, reduce overall electricity consumption by 3.0% and reduce peak demand by 4.5%.  Although PPL Electric believes it has met the May 2011 requirement, the PUC is not expected to formally determine compliance for any EDC before the first quarter of 2014.  The peak demand reduction must occur for the 100 hours of highest demand, which is determined by actual demand reduction during the June 2012 through September 2012 period.  PPL Electric will determine if it met the May 2013 peak demand reduction and energy reduction targets after it completes the final program evaluation in the fourth quarter of 2013.

Act 129 requires the PUC to evaluate the costs and benefits of the EE&C program by November 30, 2013 and adopt additional reductions if the benefits of the program exceed the costs.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program, ending May 31, 2016, with individual consumption reduction targets for each EDC.  PPL Electric's Phase II reduction target is 2.1% of the total energy consumption forecasted by the PUC for the June 1, 2009 through May 31, 2010 baseline year.  The PUC did not establish demand reduction targets for the Phase II program.  PPL Electric filed its Phase II EE&C Plan with the PUC on November 15, 2012 and, in March 2013, the PUC approved PPL Electric's Phase II EE&C Plan with minor modifications.  PPL Electric filed a Revised Phase II EE&C Plan on May 13, 2013 pursuant to the PUC's March Order.  On July 11, 2013, the PUC issued an Order approving PPL Electric's Revised Phase II EE&C Plan.  PPL Electric began its Phase II Plan implementation on June 1, 2013.

Act 129 also requires Default Service Providers (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  A DSP is able to recover the costs associated with its competitive procurement plan.

The PUC has approved PPL Electric's DSP procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric has concluded all competitive solicitations to procure power for its PLR obligations under that plan.

The PUC has directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.  PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposed a process to obtain supply for its default service customers and a number of initiatives designed to encourage more customers to purchase electricity from the competitive retail market.  In its January 24, 2013 final order, the PUC approved PPL Electric's plan with modifications and directed PPL Electric to establish collaborative processes to address several retail competition issues.  In February 2013, PPL Electric filed a revised Default Service Supply Master Agreement and a revised Request for Proposals Process and Rules which the PUC approved.  PPL Electric filed revised retail competition initiatives and a revised plan consistent with the PUC's January order.  In an order entered on May 23, 2013, the PUC approved PPL Electric's most recent filing with minor changes and PPL Electric began implementing its revised plan on June 1, 2013.  See Note 10 for additional information.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric continues to conduct pilot projects to evaluate additional applications of its current advanced metering technology pursuant to the requirements of Act 129.  PPL Electric recovers the cost of its pilot projects through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2012, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2012 and its planned actions for 2013.  PPL Electric also submitted revised SMR charges which became effective January 1,

2013.  In August 2013, PPL Electric will file its annual Smart Meter report and revised SMR charges to become effective January 1, 2014.  PPL Electric will submit its final Smart Meter Plan by June 30, 2014.

PUC Investigation of Retail Electricity Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market to be conducted in two phases.  Phase one addressed the status of the existing retail market and explored potential changes.  Questions issued by the PUC for phase one of the investigation focused primarily on default service issues.  Phase two was initiated in July 2011 to develop specific proposals for changes to the retail market and default service model.  From December 2011 through the end of 2012, the PUC issued several orders and other pronouncements related to the investigation.  A final implementation order was issued in February 2013, and the PUC created several working groups to address continuing competitive issues.  Although the final implementation order contains provisions that will require numerous modifications to PPL Electric's current default service model for retail customers, those modifications are not expected to have a material adverse effect on PPL Electric's results of operations.

Distribution System Improvement Charge

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms:  the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.  In August 2012, the PUC issued a Final Implementation Order adopting procedures, guidelines and a model tariff for the implementation of Act 11.  Act 11 requires utilities to file an LTIIP as a prerequisite to filing for recovery through the DSIC.  The LTIIP is mandated to be a five- to ten-year plan describing projects eligible for inclusion in the DSIC.

In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.  The PUC approved the LTIIP on January 10, 2013 and, on January 15, 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  Several parties filed responses to PPL Electric's petition.  In an order entered on May 23, 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four specific issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  A prehearing conference has been held and a litigation schedule set with evidentiary hearings scheduled for the end of October 2013.  The case remains pending before the PUC.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

PPL Electric must follow the FERC's Uniform System of Accounts (USOA), which requires subsidiaries to be presented, for FERC reporting purposes, using the equity method of accounting unless a waiver has been granted.  The FERC has granted waivers of this requirement to other utilities when alternative accounting would more accurately present the integrated operations of a utility and its subsidiaries.  In March 2013, as part of a routine FERC audit of PPL and its subsidiaries, PPL Electric determined that it never obtained a waiver of the equity method accounting requirement for PPL Receivables Corporation (PPL Receivables).  PPL Receivables is a wholly owned subsidiary of PPL Electric, formed in 2004 to purchase eligible accounts receivable and unbilled revenue of PPL Electric to collateralize commercial paper issuances and reduce borrowing costs.  In March 2013, PPL Electric filed a request for waiver with the FERC that, if approved, would allow it to continue to consolidate the results of PPL Receivables with the results of PPL Electric, as it has done since 2004.  Although PPL Electric may ultimately be successful in obtaining the waiver, the FERC may require PPL Electric to re-issue one or more of its prior FERC Form No. 1 filings.  If re-issuance of FERC Form No. 1 filings were required by the FERC, PPL Electric's revenue requirement calculated under the formula rate could be negatively impacted.  The impact, if any, is not known at this time but could range between $0 and $40 million, pre-tax.  PPL Electric cannot predict the outcome of the waiver or audit proceedings, which remain pending before the FERC.

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form No. 1, filed under the FERC's USOA.  PPL Electric has initiated separate formula rate Annual Updates for each of the years 2010-2013.  The 2010, 2011, and 2012 updates were subsequently challenged by a group of municipal customers, which challenges PPL Electric has opposed.  In August 2011, the FERC issued an order substantially rejecting the 2010 formal challenge and the municipal customers filed a request for rehearing of that order.  In September 2012, the FERC issued an order setting for evidentiary hearings and settlement judge procedures a number of issues raised in the 2010 and 2011 formal challenges.  Settlement conferences were held in late 2012 and early 2013.  In February 2013, the FERC set for evidentiary hearings and settlement judge procedures a number of issues in the 2012 formal challenge and consolidated that challenge with the 2010 and 2011 challenges.  PPL Electric filed a request for rehearing of the February Order which remains pending before the FERC.  PPL Electric and the group of municipal customers have exchanged confidential settlement proposals and PPL Electric anticipates that there will be additional settlement conferences held in 2013.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

U. K. Activities (PPL)

Ofgem Review of Line Loss Calculation

Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for the DPCR4.  In April 2013, Ofgem stated that their expectation was to issue a decision in the second half of 2013.  On July 12, 2013, Ofgem issued a decision paper on the process to follow for closing out the line loss incentive/penalty.  Based on one element of the decision paper, WPD has concluded that certain data, which had previously served to reduce the liability calculation, could not be included.  Additional information in the decision paper has increased the level of uncertainty regarding the ultimate settlement of this liability.  WPD currently estimates the potential loss exposure to be in the range of $97 million to $251 million.  As a result, during the three and six months ended June 30, 2013, WPD recorded a $24 million increase to the liability with a reduction to "Utility" revenue on the Statement of Income, increasing the liability to $97 million at June 30, 2013 compared with $94 million at December 31, 2012.  Other changes to this line loss liability included reductions of $16 million resulting from the refund being included in tariffs starting in April 2013 and foreign exchange movement during the six months ended June 30, 2013.  PPL cannot predict the outcome of this matter.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants maintain credit facilities to enhance liquidity, provide credit support, and provide a backstop to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities of PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL and the credit facilities of LG&E and KU also apply to LKE.  The following credit facilities were in place at:

	June 30, 2013					December 31, 2012
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backup	Capacity	(a)	Backup
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (b) (c)	Dec. 2016	£210	£112	n/a	£98	£106	n/a
WPD (South West)
Syndicated Credit Facility	Jan. 2017	245		n/a	245		n/a
WPD (East Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300	47		253
WPD (West Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300	34		266
Uncommitted Credit Facilities		84		£5	79		£4
Total WPD Credit Facilities (d)		£1,139	£193	£5	£941	£106	£4

	June 30, 2013					December 31, 2012
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration		Borrowed	Paper	Unused	Borrowed	Paper
	Date	Capacity	(a)	Backup	Capacity	(a)	Backup
PPL Energy Supply
Syndicated Credit Facility	Nov. 2017	$3,000		$637	$2,363		$499
Letter of Credit Facility (e)	Mar. 2014	150	n/a	148	2	n/a	132
Uncommitted Credit Facilities		200	n/a	80	120	n/a	40
Total PPL Energy Supply Credit Facilities		$3,350		$865	$2,485		$671

PPL Electric
Syndicated Credit Facility	Oct. 2017	$300		$86	$214		$1
Asset-backed Credit Facility (f)	Sept. 2013	100		n/a	100		n/a
Total PPL Electric Credit Facilities		$400		$86	$314		$1

LG&E
Syndicated Credit Facility	Nov. 2017	$500		$80	$420		$55

KU
Syndicated Credit Facility	Nov. 2017	$400		$172	$228		$70
Letter of Credit Facility (g)	May 2016	198		198			198
Total KU Credit Facilities		$598		$370	$228		$268
(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.
(b)	In December 2012, the PPL WW syndicated credit facility that was set to expire in January 2013 was replaced and the capacity was increased from £150 million.
(c)
PPL WW's amounts borrowed at June 30, 2013 and December 31, 2012 were USD-denominated borrowings of $171 million, which equated to £112 million and £106 million at the time of borrowings and bore interest at 1.90% and 0.85%.  WPD (East Midlands) amount borrowed at June 30, 2013 was a GBP-denominated borrowing of £47 million, which equated to $71 million and bore interest at 1.30%.  WPD (West Midlands) amount borrowed at June 30, 2013 was a GBP-denominated borrowing of £34 million, which equated to $52 million and bore interest at 1.30%.

(d)	At June 30, 2013, the USD equivalent of unused capacity under WPD's credit facilities was $1.4 billion.
(e)	In February 2013, PPL Energy Supply extended the expiration date from March 2013 and, effective April 2013, the capacity was reduced from $200 million.
(f)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At June 30, 2013 and December 31, 2012, $272 million and $238 million of accounts receivable and $74 million and $106 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at June 30, 2013, the amount available for borrowing under the facility was $100 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.
(g)	In May 2013, KU extended the letter of credit facility from April 2014.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At June 30, 2013, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2017, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at June 30, 2013.

PPL Energy Supply maintains a commercial paper program for up to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At June 30, 2013 and December 31, 2012, PPL Energy Supply had $575 million and

$356 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.29% and 0.50%.

(PPL and PPL Electric)

PPL Electric maintains a commercial paper program for up to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At June 30, 2013, PPL Electric had $85 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.34%.  PPL Electric had no commercial paper outstanding at December 31, 2012.

(PPL, LKE, LG&E and KU)

In April 2013, LG&E and KU each increased the capacity of their commercial paper programs from $250 million to $350 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  At June 30, 2013 and December 31, 2012, LG&E had $80 million and $55 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.32% and 0.42%.  At June 30, 2013 and December 31, 2012, KU had $172 million and $70 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.33% and 0.42%.

(LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In connection with an April 2012 registered public offering of 9.9 million shares of PPL common stock, PPL entered into forward sale agreements with two counterparties.  In conjunction with that offering, the underwriters exercised an overallotment option and PPL entered into additional forward sale agreements covering 591 thousand shares of PPL common stock.

In April 2013, PPL settled the initial forward sale agreements by issuing 8.4 million shares of PPL common stock and cash settling the remaining 1.5 million shares.  PPL received net cash proceeds of $205 million, which was calculated based on an initial forward price of $27.02 per share, reduced during the period the contracts were outstanding as specified in the forward sale agreements.  PPL used the net proceeds to repay short-term debt obligations and for other general corporate purposes.  In May 2013, PPL cash settled the forward sale agreements covering the 591 thousand remaining shares for $4 million.

The forward sale agreements were classified as equity transactions.  As a result, no amounts were recorded in the consolidated financial statements until the April 2013 settlement of the initial forward sale agreements.  However, prior to settlement, incremental shares were included within the calculation of diluted EPS using the treasury stock method.  See Note 4 for the impact on the calculation of diluted EPS.

In March 2013, PPL Capital Funding issued $450 million of 5.90% Junior Subordinated Notes due 2073.  PPL Capital Funding received proceeds of $436 million, net of underwriting fees, which was loaned to or invested in affiliates of PPL Capital Funding and used to fund their capital expenditures and for other general corporate purposes.

In May 2013, PPL Capital Funding remarketed $1.150 billion of 4.625% Junior Subordinated Notes due 2018 that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.  In connection with the remarketing, PPL Capital Funding issued $300 million of 2.04% Junior Subordinated Notes due 2016 and $850 million of 2.77% Junior Subordinated Notes due 2018, which were simultaneously exchanged into three tranches of Senior Notes.  As a result of the exchange, the new Senior Notes include $250 million of 1.90% Senior Notes due 2018, $600 million of 3.40% Senior Notes due 2023 and $300 million of 4.70% Senior Notes due 2043.  The transaction was accounted for as a debt extinguishment, resulting in a $10 million loss on extinguishment of the Junior Subordinated Notes, which was recorded to "Interest Expense" on the Statement of Income.  The transaction was considered non-cash activity that was excluded from the 2013 Statement of Cash Flows.

In June 2013, PPL repurchased 930,000 shares of common stock for $28 million to substantially offset second quarter issuances of common stock under stock-based compensation plans.  See Note 4 for further information.

In July 2013, PPL issued 40 million shares of common stock at $28.73 per share to settle the 2010 Purchase Contracts.  PPL received net cash proceeds of $1.150 billion, which will be used to repay short-term and long-term debt obligations and for other general corporate purposes.

See Note 7 in PPL's 2012 Form 10-K for information on the 2011 Equity Units (with respect to which the related $978 million of Notes are expected to be remarketed in the first quarter of 2014).

(PPL and PPL Energy Supply)

In February 2013, PPL Energy Supply completed an offer to exchange up to all, but not less than a majority, of PPL Ironwood's 8.857% Senior Secured Bonds due 2025, (Ironwood Bonds), for newly issued PPL Energy Supply Senior Notes, Series 4.60% due 2021.  A total of $167 million aggregate principal amount of outstanding Ironwood Bonds was exchanged for $212 million aggregate principal amount of Senior Notes, Series 4.60% due 2021.  This transaction was accounted for as a modification of the existing debt; therefore, the amount of debt on the Balance Sheet remained at $167 million and will be accreted to $212 million over the life of the new Senior Notes.  No gain or loss was recorded and the exchange was considered non-cash activity that was excluded from the 2013 Statement of Cash Flows.

(PPL and PPL Electric)

In July 2013, PPL Electric issued $350 million of 4.75% First Mortgage Bonds due 2043.  PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which will be used for capital expenditures, to fund pension obligations and for other general corporate purposes.

Legal Separateness

(PPL, PPL Energy Supply, PPL Electric and LKE)

The subsidiaries of PPL are separate legal entities.  PPL's subsidiaries are not liable for the debts of PPL.  Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation.  Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another.  Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL or its other subsidiaries absent a specific contractual undertaking by PPL or its other subsidiaries to pay such creditors or as required by applicable law or regulation.

Similarly, the subsidiaries of PPL Energy Supply, PPL Electric and LKE are each separate legal entities.  These subsidiaries are not liable for the debts of PPL Energy Supply, PPL Electric and LKE.  Accordingly, creditors of PPL Energy Supply, PPL Electric and LKE may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation.  Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL Energy Supply, PPL Electric and LKE are not liable for the debts of their subsidiaries, nor are their subsidiaries liable for the debts of one another.  Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply, PPL Electric and LKE (or their other subsidiaries) absent a specific contractual undertaking by that parent or other subsidiary to pay such creditors or as required by applicable law or regulation.

Distributions and Capital Contributions

(PPL)

In May 2013, PPL declared its quarterly common stock dividend, payable July 1, 2013, at 36.75 cents per share (equivalent to $1.47 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

During the six months ended June 30, 2013, the following distributions and capital contributions occurred:

	PPL Energy
	Supply	PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$408	$66	$69	$48	$55
Capital contributions received from parent/member	105	205	146	54	92

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.

Acquisitions

Ironwood Acquisition (PPL and PPL Energy Supply)

See Note 10 in PPL's and PPL Energy Supply's 2012 Form 10-K for information on the April 13, 2012 Ironwood Acquisition.  See Note 7 for information on the February 2013 exchange of a portion of long-term debt assumed through consolidation as a result of the acquisition.

Development

(PPL and PPL Energy Supply)

Bell Bend COLA

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to PPL's Susquehanna nuclear generating plant.  PPL Bell Bend does not expect to complete the COLA review process with the NRC prior to 2016.  PPL Bell Bend has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $205 million on the COLA and other permitting costs necessary for construction, which is expected to be sufficient to fund the project through receipt of the license.  At June 30, 2013 and December 31, 2012, $165 million and $154 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized associated with the licensing application.  See Note 8 in PPL's and PPL Energy Supply's 2012 Form 10-K for additional information.

Hydroelectric Expansion Project

In the first quarter of 2013, the Rainbow hydroelectric redevelopment project in Great Falls, Montana was placed in service.

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas Company as the preferred alternative under the NPS's National Environmental Policy Act review.  On October 15, 2012, a complaint was filed in the U.S. District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation, and on December 6, 2012, the groups filed a petition for injunctive relief seeking to prohibit all construction activities until the court issues a final decision on the complaint.  PPL Electric has intervened in the lawsuit.  On February 25, 2013, the District Court denied Plaintiffs' Motion for Preliminary Injunction and set a briefing schedule.  However, plaintiffs have the right to reinstate the motion if the District Court has not ruled on the lawsuit and construction is imminent.  The chosen route had previously been approved by the PUC and the New Jersey Board of Public Utilities.

On December 13, 2012, PPL Electric received federal construction and right of way permits to build on National Park Service lands.

Construction activities have begun on portions of the 101-mile route in Pennsylvania.  The line is expected to be completed before the peak summer demand period of 2015.  At June 30, 2013, PPL Electric's estimated share of the project cost was $630 million.

PPL and PPL Electric cannot predict the ultimate outcome or timing of any legal challenges to the project or what additional actions, if any, PJM might take in the event of a further delay to the scheduled in-service date for the new line.

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line that includes three new substations and upgrades to adjacent facilities).  The FERC granted the incentive for inclusion in rate base of all prudently incurred construction work in progress (CWIP) costs but denied the incentive for a 100 basis point adder to the return on equity.  The order required a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project, which PPL Electric submitted to the FERC in March 2013 and the FERC subsequently approved in April 2013.

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project.  A number of parties have protested the application, which has been assigned to an Administrative Law Judge.  Evidentiary hearings were held in July 2013.  A final PUC order is expected in the first quarter of 2014.  PPL Electric expects the project to be completed in 2017.  At June 30, 2013, PPL Electric increased the estimated costs of the project to $335 million from its original estimate of $200 million at December 31, 2012.  The increased cost is primarily related to higher material and labor costs and additional scope due to revised construction standards.  Of the total estimated cost, $308 million qualifies for the CWIP treatment.

See Note 8 in PPL's and PPL Electric's 2012 Form 10-K for additional information.

9.  Defined Benefits

(PPL, PPL Energy Supply, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE.  Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2013	2012	2013	2012	2013	2012	2013	2012
PPL
Service cost	$32	$26	$16	$14	$63	$52	$34	$27
Interest cost	53	54	78	85	107	110	159	169
Expected return on plan assets	(73)	(64)	(113)	(114)	(147)	(130)	(231)	(225)
Amortization of:
Prior service cost	5	6		1	11	12		2
Actuarial (gain) loss	20	11	37	20	40	21	75	40
Net periodic defined benefit
costs (credits)	$37	$33	$18	$6	$74	$65	$37	$13

	Pension Benefits
	Three Months		Six Months
	2013	2012	2013	2012
PPL Energy Supply
Service cost	$2	$2	$4	$3
Interest cost	2	2	4	4
Expected return on plan assets	(2)	(3)	(5)	(5)
Amortization of:
Actuarial (gain) loss			1	1
Net periodic defined benefit costs (credits)	$2	$1	$4	$3

LKE
Service cost	$6	$5	$13	$11
Interest cost	15	15	31	32
Expected return on plan assets	(20)	(17)	(41)	(35)
Amortization of:
Prior service cost	1	1	2	2
Actuarial (gain) loss	9	6	17	11
Net periodic defined benefit costs (credits)	$11	$10	$22	$21

LG&E
Service cost		$1	$1	$1
Interest cost	$4	3	7	7
Expected return on plan assets	(5)	(4)	(10)	(9)
Amortization of:
Prior service cost			1	1
Actuarial (gain) loss	4	2	7	5
Net periodic defined benefit costs (credits)	$3	$2	$6	$5

	Other Postretirement Benefits
	Three Months		Six Months
	2013	2012	2013	2012

PPL
Service cost	$3	$3	$7	$6
Interest cost	7	8	14	16
Expected return on plan assets	(6)	(5)	(12)	(11)
Amortization of:
Transition obligation				1
Actuarial (gain) loss	2	1	3	2
Net periodic defined benefit costs (credits)	$6	$7	$12	$14

LKE
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of:
Transition obligation		1		1
Prior service cost		1	1	2
Actuarial (gain) loss		(1)		(1)
Net periodic defined benefit costs (credits)	$2	$3	$5	$6

(PPL Energy Supply, PPL Electric, LG&E and KU)

In addition to the specific defined benefit plans they sponsor, PPL Energy Supply subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services and LG&E is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Electric and KU do not independently sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  For the periods ended June 30, PPL Services allocated the following net periodic defined benefit costs to PPL Energy Supply subsidiaries and PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU.

	Three Months		Six Months
	2013	2012	2013	2012

PPL Energy Supply	$12	$9	$23	$19
PPL Electric	9	7	18	15
LG&E	3	3	6	6
KU	5	5	9	9

10.  Commitments and Contingencies

Energy Purchase Commitments

(PPL and PPL Electric)

In May 2012, PPL Electric filed a plan with the PUC to purchase its electric supply for default customers for the period June 2013 through May 2015.  The PUC approved the plan in January 2013.  The approved plan proposes that PPL Electric procure this electricity through competitive solicitations twice each plan year beginning in April 2013.  The solicitations will include layered short-term full-requirement products ranging from three months to 12 months for residential and small commercial and industrial PLR customers as well as a recurring 12 month spot market product for large commercial and industrial PLR customers.  To date, one of four solicitations has been completed.

(PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Legal Matters

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

WKE Indemnification (PPL and LKE)

See footnote (l) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

(PPL and PPL Energy Supply)

Montana Hydroelectric Litigation

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydroelectric facilities' use and occupancy of certain riverbeds in Montana can be collected by the State of Montana.  This lawsuit followed dismissal on jurisdictional grounds of an earlier federal lawsuit seeking such compensation in the U.S. District Court of Montana.  The federal lawsuit alleged that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them should, under a 1931 regulatory scheme enacted after all but one of the hydroelectric facilities in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it was not seeking compensation for the period prior to PPL Montana's December 1999 acquisition of the hydroelectric facilities.

Following a number of adverse trial court rulings, in 2007 Pacificorp and Avista each entered into settlement agreements with the State of Montana providing, in pertinent part, that each company would make prospective lease payments for use of the State's navigable riverbeds (subject to certain future adjustments), resolving the State's claims for past and future compensation.

Following an October 2007 trial of this matter on damages, in June 2008, the Montana District Court awarded the State retroactive compensation of approximately $35 million for the 2000-2006 period and approximately $6 million for 2007 compensation.  The Montana District Court also deferred determination of compensation for 2008 and future years to the Montana State Land Board.  In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and a stay of the Land Board's authority to assess compensation for 2008 and future periods.  In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting review of this matter.  In June 2011, the U.S. Supreme Court granted PPL Montana's petition, and in February 2012 issued a decision overturning the Montana Supreme Court decision and remanded the case to the Montana Supreme Court for further proceedings consistent with the

U.S. Supreme Court's opinion.  In April 2012, the case was returned by the Montana Supreme Court to the Montana First Judicial District Court.  Further proceedings have not yet been scheduled by the District Court.  PPL Montana has concluded it is not probable, but it remains reasonably possible, that a loss has been incurred.  While unable to estimate a range of loss, PPL Montana believes that any such amount would not be material.

Sierra Club Litigation

In July 2012, PPL Montana received a Notice of Intent to Sue (Notice) for violations of the Clean Air Act at Colstrip Steam Electric Station (Colstrip) from counsel on behalf of the Sierra Club and the Montana Environmental Information Center (MEIC).  An Amended Notice was received on September 4, 2012, and a Second Amended Notice was received in October 2012.  A Supplemental Notice was received in December 2012.  The Notice, Amended Notice, Second Amended Notice and Supplemental Notice (the Notices) were all addressed to the Owner or Managing Agent of Colstrip, and to the other Colstrip co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwestern Energy and PacificCorp.  The Notices allege certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements.

On March 6, 2013, the Sierra Club and MEIC filed a complaint against PPL Montana and the other Colstrip co-owners in the U.S. District Court, District of Montana, Billings Division.  PPL Montana operates Colstrip on behalf of the co-owners.  The complaint is generally consistent with the prior Notices and lists 39 separate claims for relief.  All but three of the claims allege Prevention of Significant Deterioration (PSD) related violations under the federal Clean Air Act for various plant maintenance projects completed since 1992.  For each such project or set of projects, there are separate claims for failure to obtain a PSD permit, for failure to obtain a Montana Air Quality Permit to operate after the project(s) were completed and for operating after completion of such project(s) without "Best Available Control Technology".  The remaining three claims relate to the alleged failure to update the Title V operating permit for Colstrip to reflect the alleged major modifications described in the other claims, allege that the previous Title V compliance certifications were incomplete because they did not address the major plant modifications, and that numerous opacity violations have occurred at the plant since 2007.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.  PPL Montana believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same.  Trial in this matter as to liability has been scheduled for October 2014.  Trial as to remedies, if there is a finding of liability, is scheduled for August 2015.

On July 27, 2013, the Sierra Club and MEIC filed an additional Notice, identifying additional expansion projects that are alleged not to be in compliance with the Clean Air Act.  PPL Montana cannot predict the ultimate outcome of this matter at this time.

Regulatory Issues

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 6 for information on regulatory matters related to utility rate regulation.  See Note 15 to the Registrants' 2012 Form 10-K for a discussion of Enactment of Financial Reform Legislation.

(PPL, PPL Energy Supply and PPL Electric)

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC:  S. No. 2381, 214th Leg. (N.J. 2011) (the Act).  To create incentives for the development of new, in-state electric generation facilities, the Act implements a "long-term capacity agreement pilot program (LCAPP)."  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to incent necessary generation investment throughout PJM.  In February 2011, the PJM Power Providers Group (P3), an organization in which PPL is a member, filed a complaint before the FERC seeking changes in PJM's capacity market rules designed to ensure that subsidized generation, such as the generation that may result from the implementation of the LCAPP, will not be able to set capacity prices artificially low as a result of their exercise of buyer market power.  In April 2011, the FERC issued an order granting in part and denying in part P3's complaint and ordering changes in PJM's capacity rules consistent with a significant portion of P3's requested changes.  Several parties have filed appeals of the FERC's order.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

In addition, in February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution and requesting declaratory and injunctive relief barring implementation of the Act by the BPU Commissioners.  In October 2011, the court denied the BPU's motion to dismiss the proceeding and in September 2012, the U.S. District Court denied all summary judgment motions.  Trial of this matter was completed in June 2013 and is pending decision.  Any decision is expected to be appealed to the U.S. Court of Appeals for the Third Circuit. PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered three electric utilities in Maryland to enter into long-term contracts to support the construction of new electric generating facilities in Maryland, specifically a 661 MW natural gas-fired combined-cycle generating facility to be owned by CPV Maryland, LLC.  PPL believes the intent and effect of the action by the MD PSC is to encourage the construction of new generation in Maryland even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The MD PSC action could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution and requested declaratory and injunctive relief barring implementation of the order by the Commissioners of the MD PSC.  In August 2012, the court denied the MD PSC and CPV Maryland, LLC motions to dismiss the proceeding.  Trial of this matter was completed in March 2013 and a decision is expected in the third quarter of 2013.  Any decision is expected to be appealed to the U.S. Court of Appeals for the Fourth Circuit.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at June 30, 2013, by the City of Seattle, for approximately $50 million.  In April 2013, the FERC issued an order on reconsideration allowing the parties to seek refunds for the period January 2000 through December 2000.  As a result, the City of Seattle may be able to seek refunds from PPL Montana for such period.  Hearings have been scheduled to begin in August 2013.

Although PPL and its subsidiaries believe they have not engaged in any improper trading or marketing practices affecting the Pacific Northwest markets, PPL and PPL Energy Supply cannot predict the outcome of the above-described proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.  Consequently, PPL and PPL Energy Supply cannot estimate a range of reasonably possible losses, if any, related to this matter.

Electric - Reliability Standards (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The NERC is responsible for establishing and enforcing mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.  The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required.  The resolution of a number of potential violations is pending.  Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any, other than the amounts currently recorded.

In October 2012, the FERC issued a Notice of Proposed Rulemaking (NOPR) concerning Reliability Standards for geomagnetic disturbances (GMDs).  The FERC proposed to direct the NERC to submit for approval Reliability Standards that address the impact of GMDs on the reliable operation of the bulk-power system.  In May 2013, the FERC issued its Final Rule, Order No. 779, which directs the NERC to submit GMD Reliability Standards to the FERC for approval in two stages.  In the first stage, the NERC must submit one or more Reliability Standards by January 22, 2014 that require owners and operators of the bulk-power system to develop and implement operational procedures to mitigate the effects of GMDs on the bulk-power system.  In the second stage, the NERC must submit one or more Reliability Standards by January 22, 2015 that require owners and operators of bulk-power system facilities to assess yet to be determined "benchmark GMD events" and develop and implement plans to protect the bulk-power system from such GMD events.  The Registrants are unable to predict the specific requirements that will be contained in the Reliability Standards that the NERC has been directed to submit or the amount of any expenditures that may be required as a result of the approval of any such Reliability Standards.

Environmental Matters - Domestic

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.  In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost impact of these permits and rules.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act as amended and those federal, state or local environmental requirements applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans.  Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable.  Because PPL Electric does not own any generating plants, its exposure to related environmental compliance costs is reduced.  As PPL Energy Supply is not a rate regulated entity, it cannot seek to recover environmental compliance costs through the mechanism of rate recovery.  PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Air

CSAPR (formerly Clean Air Transport Rule) and CAIR

In July 2011, the EPA adopted the CSAPR.  The CSAPR replaced the EPA's previous CAIR which was invalidated in July 2008 by the U.S. Court of Appeals for the District of Columbia Circuit (Circuit Court).  CAIR subsequently was effectively reinstated by the Circuit Court in December 2008, pending finalization of the CSAPR.  Like CAIR, CSAPR targeted sources in the eastern U.S. and required reductions in sulfur dioxide and nitrogen oxides in two phases (2012 and 2014).

In December 2011, the Circuit Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012 the Circuit Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  On June 24, 2013, the U.S. Supreme Court granted the EPA's petition for review of the Circuit Court's August 2012 decision.

The Kentucky fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances and optimizing existing controls).  To meet nitrogen oxide standards, under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate that the costs of meeting these reinstated CAIR requirements or standards will be significant.

PPL Energy Supply's Pennsylvania fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet the CAIR nitrogen oxide standards, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

National Ambient Air Quality Standards

PPL's fossil-fueled generating plants, including those in Montana, may face further reductions in emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  On July 25, 2013, the EPA designated as non-attainment areas part of Yellowstone County in Montana (Billings area), primarily the Corette plant and its immediate vicinity, and part of Jefferson County in Kentucky.  These designations will become final 60 days after publication in the Federal Register.  Attainment must be achieved by 2018.

In December 2012, the EPA issued final rules that strengthen the particulate standards.  Under the final rule, states and the EPA have until 2015 to identify non-attainment areas, and states have until 2020 to achieve attainment status for those areas.

PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR, or the MATS, or the Regional Haze requirements (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment as noted above is not expected to be significant as PPL Energy Supply previously announced its intent to place the plant in long-term reserve status beginning in April 2015 (see "MATS" below).  The longer-term impact will depend on what the MDEQ proposes in its State Implementation Plan to bring the area into attainment, which plan is due within 18 months from the date of the EPA's designation (as well as the status of plant operations at that time).

Until particulate matter and sulfur dioxide maintenance and compliance plans are developed by the EPA and state or local agencies, including identification and finalization of attainment designations for particulate matter, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the impact of the new standards.

MATS

In May 2011, the EPA published a proposed regulation requiring stringent reductions of mercury and other hazardous air pollutants from power plants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 2012.  The rule is being challenged by industry groups and states.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.

At the time the MATs rule was proposed, LG&E and KU filed requests with the KPSC for environmental cost recovery based on their expected need to install environmental controls, including chemical additive and fabric-filter baghouses to remove certain hazardous air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  LG&E's and KU's anticipated retirement of certain coal-fired electric generating units is in response to this and other environmental regulations.  LG&E and KU are continuing to assess whether any revisions of their approved compliance plans will be necessary.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant asset group's carrying amount at June 30, 2013 was $68 million.  Although the Corette plant asset group was not determined to be impaired at June 30, 2013, it is reasonably possible that an impairment could occur in future periods, as higher priced sales contracts settle, adversely impacting projected cash flows.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS, including the potential implications to scrubber wastewater discharges.  See the discussion of effluent limitations guidelines and standards below.  Upon reconsideration of the MATS rule, in March 2013 the EPA revised certain emission limits and related requirements for new power plants.  The revised limits are somewhat less onerous than the original proposal, and thereby pose less of an impediment to the construction of new coal-fired power plants.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to take action via state plans to make reasonable progress every decade, including the application of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxide and particulates.  To date, the focus of regional haze activity has been the western U.S. because, until recently, BART requirements for sulfur dioxide and nitrogen oxide reductions in the eastern U.S. were largely addressed through compliance with other regulatory programs, such as CSAPR or CAIR.  More specifically, before CAIR was temporarily invalidated in 2008, the EPA had determined, and the Circuit Court had affirmed, that a state could accept region-wide reductions under the CAIR trading program to satisfy BART requirements.  After CAIR was temporarily invalidated, the EPA adopted a final rule providing that states subject to CSAPR (which replaced CAIR) may rely on participation in the CSAPR trading program as an alternative to BART.  However, the Circuit Court's August 2012 decision to vacate and remand CSAPR and to implement CAIR in its place on an interim basis leaves power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, exposed to reductions in sulfur dioxide and nitrogen oxides as required by BART, unless the Circuit Court's decision, now pending before the U.S. Supreme Court, is overturned.

In addition to this exposure stemming from the remand of CSAPR, LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a significant regional haze impact.  These reductions are in the Kentucky Division of Air Quality's regional haze state implementation plan that was submitted to the EPA.  LG&E is currently installing sorbent injection technology to comply with these reductions, the costs of which are not expected to be significant.

In Montana, the EPA Region 8 developed the regional haze plan as the Montana Department of Environmental Quality declined to develop a BART state implementation plan.  In September 2012, the EPA issued its final Federal Implementation Plan (FIP) for the Montana regional haze rule.  The final FIP indicated that no additional controls were assumed for Corette or Colstrip Units 3 and 4, but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" above).  See "Mercury and Other Hazardous Air Pollutants" discussion above.  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxide and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant. In November 2012, PPL filed a petition for review of the Montana Regional Haze FIP with the U.S. Court of Appeals for the Ninth Circuit.  Environmental groups have also filed a petition for review.  The two matters have been consolidated, and litigation is on-going.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1.  In September 2012, PPL Montana received an information request from the Montana Department of Environmental Quality regarding Colstrip Unit 1 and other projects.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In March 2009, KU received an EPA notice alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent plant without assessing potential increased sulfuric acid mist emissions.  KU contends that the projects in question were pollution control projects, and therefore exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  In September 2012, the parties reached a tentative settlement addressing the Ghent NSR matter that seeks to resolve a September 2007 notice of violation alleging opacity violations at the plant.  A proposed consent decree was filed in the U.S. District Court for the Eastern District of Kentucky in December 2012.  PPL, LKE and KU cannot predict the outcome of this matter until the consent decree is entered by the Court, but currently do not expect such outcome to result in costs in excess of amounts already accrued, which amounts are not material.

In August 2007, LG&E received information requests for the Mill Creek and Trimble County plants, and KU received requests for the Ghent plant, but they have received no further communications from the EPA since providing their responses.  PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

States and environmental groups also have commenced litigation alleging violations of the NSR regulations by coal-fired generating plants across the nation.  See "Legal Matters" above for information on a lawsuit filed by environmental groups in March 2013 against PPL Montana and other owners of Colstrip.

If PPL subsidiaries are found to have violated NSR regulations, PPL, PPL Energy Supply, LKE, LG&E and KU would, among other things, be required to meet permit limits reflecting Best Available Control Technology (BACT) for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to meet such limits, including installation of technology at certain units, could be significant.

TC2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which in January 2010 were incorporated into a final revised permit issued by the KDAQ.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on the capital costs of this project, if any.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

GHG Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase now require adherence to the BACT permit limits for GHGs.  The rules were challenged, and in June 2012 the Circuit Court upheld the EPA's regulations.  In December 2012, the Circuit Court denied petitions for rehearing pertaining to its June 2012 opinion, and the U.S. Supreme Court has been petitioned by industry groups and sources to hear the case.

In addition, in April 2012, the EPA proposed New Source Performance Standards (NSPS) for carbon dioxide emissions from new coal-fired generating units, combined-cycle natural gas units, and integrated gasification combined-cycle units.  The proposal would require new coal plants to achieve the same stringent limitations on carbon dioxide emissions as the best performing new gas plants.  There presently is no commercially available technology to allow new coal plants to meet these limitations and, as a result, the EPA's proposal would effectively preclude new construction of coal-fired generation.  Compliance could even be difficult for certain new gas-fired plants.  In December 2012, the Circuit Court dismissed consolidated challenges to the NSPS holding that the proposed rule is not a final agency action.

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum the EPA was directed to issue a new proposal for new power plants by September 20, 2013, with a final rule in a timely fashion thereafter, and to issue proposed standards for existing plants by June 1, 2014 with a final rule to be issued by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and the state implementation plans.  The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may also lead to more costly regulatory requirements.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect PPL and others in the industry as transmission system modifications to improve the ability to withstand major storms may be needed in order to meet those requirements.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a GHG emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilizing carbon dioxide emissions, at base levels established in 2005, from electric power plants with capacity greater than 25 MW.  The MOU also provides for a 10% reduction, by 2019, in carbon dioxide emissions from base levels.

Pennsylvania has not stated an intention to join the RGGI, but enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report and identified specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  To date, the state has not issued a final plan.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the Second Circuit and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Fifth Circuit's ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the Mississippi federal district court granted defendants' motions to dismiss the state common law claims.  Plaintiffs appealed to the U.S. Court of Appeals for the Fifth Circuit and in May 2013 the Fifth Circuit affirmed the district court's dismissal of the case.  Additional litigation in federal and state courts over such issues is continuing.  PPL, LKE and KU cannot predict the outcome of these lawsuits or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation (PPL, PPL Energy Supply, LKE, LG&E and KU)

There has been interest in renewable energy legislation at both the state and federal levels.  Federal legislation on renewable energy is not expected to be enacted this year.  In Pennsylvania, bills were recently introduced calling for an increase in AEPS Tier 1 obligations and to create a $25 million permanent funding program for solar generation.  A bill adding new hydropower to Montana's renewable portfolio standard was enacted with an effective date of October 1, 2013.

PPL, PPL Energy Supply, LKE, LG&E and KU believe there are financial, regulatory and logistical uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  Regulating CCRs as a hazardous waste under Subtitle C of the RCRA would materially increase costs and result in early retirements of many coal-fired plants, as it would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through generation, transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The EPA's proposed approach to regulate CCRs as non-hazardous waste under Subtitle D of the RCRA would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the EPA's proposed non-hazardous waste regulations, as these plants are using surface impoundments for management and disposal of CCRs.

The EPA has issued information requests on CCR management practices at numerous plants throughout the power industry as it considers whether or not to regulate CCRs as hazardous waste.  PPL has provided information on CCR management practices at most of its plants in response to the EPA's requests.  In addition, the EPA has conducted follow-up inspections to evaluate the structural stability of CCR management facilities at several PPL plants and PPL has implemented or is implementing certain actions in response to recommendations from these inspections.

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations.  In October 2011, the EPA issued a Notice of Data Availability (NODA) requesting comments on selected documents it received during the comment period for the proposed regulations, and on July 29, 2013, the EPA released a pre-publication version of a second NODA seeking comment on additional information related to its proposal.  On July 25, 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and sets rules governing state programs; however, prospects remain uncertain for similar legislation to pass in the Senate.

A coalition of environmental groups and two CCR recycling companies have filed lawsuits against the EPA for failure to perform nondiscretionary duties under RCRA, which could require a deadline for the EPA to issue strict CCR regulations.  The two CCR recycling companies are asserting that the EPA should regulate CCRs as a non-hazardous waste that would allow for continued recycling of CCRs.

A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by the outcome of the above litigation, which could require the EPA to issue its regulations sooner.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the financial impact could be material if CCRs are regulated as hazardous waste and significant if regulated as non-hazardous.

Trimble County Landfill Permit (PPL, LKE, LG&E and KU)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle coal combustion residuals generated at the Trimble County plant.  After extensive review of the permit application in May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave.  LG&E and KU are assessing additional options for managing coal combustion residuals including construction of a landfill at an alternate site adjacent to the plant.  Submittal of a new permit application for an alternative site may result in additional environmental considerations in the course of the permitting process and substantial additional costs.  LG&E and KU are unable to determine the precise impact of this matter until they select an alternate management option and complete a detailed engineering design.

Martins Creek Fly Ash Release (PPL and PPL Energy Supply)

In 2005, approximately 100 million gallons of water containing fly ash was released from a disposal basin at the Martins Creek plant used in connection with the operation of the plant's two 150 MW coal-fired generating units.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  PPL Energy Supply determined that the release was caused by a failure in the disposal basin's discharge structure.  PPL Energy Supply conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

The PADEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL Energy Supply and the PADEP have settled this matter.  The settlement required PPL Energy Supply to submit a report on the completed studies of possible natural resource damages.  PPL Energy Supply subsequently submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies and has continued discussing potential natural resource damages and mitigation options with the agencies.  Subsequently, in August 2011 the PADEP submitted its National Resource Damage (NRD) Assessment report to the court and interveners.  In December 2011, the interveners commented on the PADEP report and in February 2012 the PADEP and PPL Energy Supply filed separate responses with the court.  In March 2012, the court dismissed the interveners' case, and the interveners appealed the dismissal to the Pennsylvania Supreme Court.  In June 2013 the Supreme Court dismissed the appeal.  Following this ruling, PPL Energy Supply is proceeding to finalize the NRD settlement with the PADEP and other NRD trustees.

Through June 30, 2013, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remains on the balance sheet.  PPL and PPL Energy Supply cannot be certain of the outcome of the NRD settlement or the associated costs, the outcome of any new lawsuit that may be brought by citizens or businesses or the nature of any other regulatory or legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.  However, PPL and PPL Energy Supply currently do not expect such outcomes to result in significant losses above the amounts currently recorded.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(PPL, PPL Energy Supply, LKE, LG&E and KU)

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL, PPL Energy Supply, LKE, LG&E and KU plants.  PPL, PPL Energy Supply, LKE, LG&E and KU have completed or are completing assessments of seepages or groundwater infiltration at various facilities and have completed or are working with agencies to implement assessment or abatement measures, where required.  A range of reasonably possible losses cannot currently be estimated.

(PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage due to seepage from plant wastewater ponds.  A settlement agreement was reached in July 2010, which would have resulted in a payment by PPL Montana, but certain of the plaintiffs later argued the settlement was not final.  The Colstrip plant owners filed a motion to enforce the settlement and in October 2011 the court granted the motion and ordered the settlement to be completed in 60 days.  The plaintiffs appealed the October 2011 order to the Montana Supreme Court, which affirmed the district court's order enforcing the settlement in December 2012 and denied plaintiff's motion for rehearing in February 2013.  The parties are still in negotiations regarding the final settlement documents.  PPL Montana's share of the settlement is not expected to be significant.

In August 2012, PPL Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years, PPL Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  PPL Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to these facilities.

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER) on behalf of the Sierra Club, the MEIC, and the National Wildlife Federation (NWF).  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.

In late October 2012, Earthjustice filed a second complaint against the MDEQ and PPL Montana in state district court in Lewis and Clark County on behalf of the Sierra Club, the MEIC and the NWF.  This complaint alleges that the defendants have failed to take action under the MFSA and the Montana Water Quality Act to effectively monitor and correct issues of coal ash disposal and wastewater ponds at the Colstrip plant.  The complaint seeks a declaration that the operations of the impoundments violate the statutes referred to above, requests a writ of mandamus directing the MDEQ to enforce the same and seeks recovery of attorneys' fees and costs.  In May 2013, the court granted MDEQ's and PPL Montana's motion to dismiss.  It is unknown at this time whether the complainants will appeal this decision.

Clean Water Act 316(b) (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA published proposed rule 316(b) for existing facilities in April 2011.  The EPA has been evaluating the comments it received to the proposed rule and meeting with industry groups to discuss options.  The proposed rule contains two requirements to reduce impact to aquatic organisms at cooling water intake structures.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens (impingement) regardless of the levels of mortality actually occurring or the cost to achieve the standards.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms pulled through a plant's cooling water system (entrainment).  A form of cost-benefit analysis is allowed for this second requirement involving a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  The final rule is expected to be issued in November 2013.  Until the final rule is issued, PPL, PPL Energy Supply, LKE, LG&E and KU cannot reasonably estimate a range of reasonably possible costs, if any, that would be required to comply with such a regulation.

Effluent Limitations Guidelines (ELGs) and Standards (PPL, PPL Energy Supply, LKE, LG&E and KU)

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities, if finalized.  The EPA has indicated that it will coordinate these regulations with the regulation of CCRs discussed above.  The proposal contains alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL is working with industry groups to comment on the proposed regulation.  The final regulation is expected to be issued in May 2014.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

Other Issues (PPL, PPL Energy Supply, LKE, LG&E and KU)

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all PCB-containing equipment.  The EPA is planning to propose the revised regulations in 2014.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

A PPL Energy Supply subsidiary has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant, but the subsidiary and the PADEP have concluded that a barrier method to exclude fish is not workable.  In June 2012, a Consent Order and Agreement (COA) was signed that allows the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  Should this approach fail, the COA requires a retrofit of impingement control technology at the intakes to the cooling towers, the cost of which could be significant.

In May 2010, the subsidiary received a draft NPDES permit (renewed) for the Brunner Island plant from the PADEP.  This permit includes new technology-based limits for the scrubber wastewater plant.  Some of these limits may not be achievable with the existing treatment system.  Several agencies and environmental groups commented on the draft permit, raising issues that must be resolved to obtain a final permit for the plant.  PPL Energy Supply cannot predict the outcome of the final resolution of the permit issues at this time, or what impact, if any, they would have on this facility, but the costs could be significant.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to the Trimble Circuit Court, but the case was subsequently transferred to the Franklin Circuit Court.  PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

The EPA and the Army Corps of Engineers are working on a guidance document that will expand the federal government's interpretation of what constitutes "waters of the U.S." subject to regulation under the Clean Water Act.  This change has the potential to affect generation and delivery operations, with the most significant effect being the potential elimination of the existing regulatory exemption for plant waste water treatment systems.  The costs that may be imposed on the Registrants as a result of any eventual expansion of this interpretation cannot reliably be estimated at this time but could be significant.

Superfund and Other Remediation (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL Electric is potentially responsible for costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric.  However, should the EPA require different or additional measures in the future, or should PPL Electric's share of costs at multi-party sites increase substantially more than currently expected, the costs could be significant.

PPL Electric, LG&E and KU are remediating or have completed the remediation of several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation.  These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU.  There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates, for which PPL Electric, LG&E and KU lack information on current site conditions and are therefore unable to predict what, if any, potential liability they may have.

Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which PPL Electric, LG&E and KU currently lack information, the costs of remediation and other liabilities could be material.  PPL, PPL Electric, LKE, LG&E and KU cannot estimate a range of reasonably possible losses, if any, related to these matters.

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing plants.  PPL, PPL Electric, LKE, LG&E and KU cannot estimate a range of reasonably possible losses, if any, related to these matters.

From time to time, PPL Energy Supply, PPL Electric, LG&E and KU undertake remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on their operations.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in significant additional costs for the Registrants.

Environmental Matters - WPD (PPL)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

Other

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants.  Effective April 1, 2013, facilities at the Susquehanna plant are insured against property damage losses up to $2.50 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  Effective April 1, 2013, this maximum assessment was $46 million.

In the event of a nuclear incident at the Susquehanna plant, PPL Susquehanna's public liability for claims resulting from such incident would be limited to $12.6 billion under provisions of The Price-Anderson Act as amended.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.

In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act as amended, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

Guarantees and Other Assurances

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

In the normal course of business, the Registrants enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries engage.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The table below details guarantees provided at June 30, 2013.  The total recorded liability at June 30, 2013 and December 31, 2012, was $23 million and $24 million for PPL and $20 million for both periods for LKE.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	June 30, 2013 (a)		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(b)
WPD indemnifications for entities in liquidation and sales of assets	$10	(c)	2018
WPD guarantee of pension and other obligations of unconsolidated entities	87	(d)	2015

PPL Energy Supply
Letters of credit issued on behalf of affiliates	23	(e)	2013 - 2014
Retrospective premiums under nuclear insurance programs	46	(f)
Nuclear claims assessment under The Price-Anderson Act as amended	235	(g)
Indemnifications for sales of assets	250	(h)	2025
Indemnification to operators of jointly owned facilities	6	(i)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(j)	2018

PPL Electric
Guarantee of inventory value	29	(k)	2017

LKE
Indemnification of lease termination and other divestitures	301	(l)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(m)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
Prior to PPL's acquisition, WPD Midlands Holdings Limited had agreed to indemnify certain former directors of a Turkish entity, in which WPD Midlands Holdings Limited previously owned an interest, for any liabilities that may arise as a result of an investigation by Turkish tax authorities, and PPL WEM has received a cross-indemnity from E.ON AG with respect to these indemnification obligations.  Additionally, PPL subsidiaries agreed to provide indemnifications to subsidiaries of E.ON AG for certain liabilities relating to properties and assets owned by affiliates of E.ON AG that were transferred to WPD Midlands in connection with the acquisition.  The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.

(c)
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
(d)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At June 30, 2013, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(e)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(f)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" above for additional information.

(g)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" above for additional information.
(h)
PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration dates noted are only for those cases in which the agreements provide for specific limits.  The indemnification provisions described below are in each case subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchaser of the Long Island generation business for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including liabilities relating to certain renewable energy facilities which were previously owned by one of the PPL subsidiaries sold in the transaction but which were unrelated to the Long Island generation business.  The indemnification provisions for most representations and warranties expired in the third quarter of 2011.

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchasers of the Maine hydroelectric facilities for damages arising out of any breach of the representations, warranties and covenants under the respective transaction agreements and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities.  The indemnification provisions for most representations and warranties expired in the fourth quarter of 2012.

Subsidiaries of PPL Energy Supply have agreed to provide indemnification to the purchasers of certain non-core generation facilities sold in March 2011 for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreements and for damages arising out of certain other matters relating to the facilities that were the subject of the transaction, including certain reduced capacity payments (if any) at one of the facilities in the event specified PJM rule changes are proposed and become effective.  The indemnification provisions for most representations and warranties expired in the first quarter of 2012.
(i)
In December 2007, a subsidiary of PPL Energy Supply executed revised owners agreements for two jointly owned facilities, the Keystone and Conemaugh generating plants.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating plants, based upon their ownership percentages.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The exposure shown reflects the PPL Energy Supply subsidiary's share of the maximum obligation.  The agreements do not have an expiration date.

(j)
A PPL Energy Supply subsidiary owned a one-third equity interest in Safe Harbor Water Power Corporation (Safe Harbor) that was sold in March 2011.  Beginning in 2008, PPL Energy Supply guaranteed one-third of any amounts payable with respect to certain senior notes issued by Safe Harbor.  Under the terms of the sale agreement, PPL Energy Supply continues to guarantee the portion of Safe Harbor's debt, but received a cross-indemnity from the purchaser, secured by a lien on the purchaser's stock of Safe Harbor, in the event PPL Energy Supply is required to make a payment under the guarantee.  The exposure noted reflects principal only.

(k)
PPL Electric entered into contracts with a third party logistics firm that provides inventory procurement and fulfillment services.  Under the contracts, the logistics firm has title to the inventory purchased for PPL Electric's use.  Upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold by the logistics firm at the weighted-average cost at which the logistics firm purchased the inventory.

(l)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  In the second quarter of 2012, LKE adjusted its estimated liability for certain of these indemnifications by $9 million ($5 million after-tax), which is reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The adjustment was recorded in the Kentucky Regulated segment for PPL.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.
(m)
Pursuant to the OVEC power purchase contract, expiring in June 2040, LG&E and KU are obligated to pay a demand charge which includes, among other charges, debt service and amortization toward principal retirement, decommissioning costs, post-retirement and post-employment benefits costs (other than pensions), and reimbursement of plant operating, maintenance and other expenses.  The demand charge is expected to cover LG&E's and KU's shares of the cost of the listed items over the term of the contract.  However, in the event there is a shortfall in covering these costs, LG&E and KU are obligated to pay their share of the excess debt service, post-retirement and decommissioning costs.  The maximum exposure and the expiration date of these potential obligations are not presently determinable.

The Registrants provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, no significant payments have been made with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a maximum $4 million deductible for PPL, PPL Energy Supply and PPL Electric and $2 million for LKE, LG&E and KU, per occurrence and provides maximum aggregate coverage of $225 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales and purchases between PPL EnergyPlus and PPL Electric are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $35 million at June 30, 2013.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At June 30, 2013, PPL Energy Supply had a net credit exposure of $26 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Allocations of PPL Services Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of the services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services charged the following amounts for the periods ended June 30, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense:

	Three Months		Six Months
	2013	2012	2013	2012

PPL Energy Supply	$52	$53	$109	$110
PPL Electric	34	39	72	81
LKE	4	3	8	8

Intercompany Billings by LKS (LG&E and KU)

LKS provides LG&E and KU with a variety of centralized administrative, management and support services.  The cost of these services is directly charged to the company or, for general costs that cannot be directly attributed, charged based on predetermined allocation factors, including the following measures: number of customers, total assets, revenues, number of employees and/or other statistical information.  LKS charged the amounts in the table below for the periods ended June 30, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense:

	Three Months		Six Months
	2013	2012	2013	2012

LG&E	$67	$40	$106	$81
KU	44	35	110	81

In addition, LG&E and KU provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and LKE and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $300 million revolving demand note with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread. At June 30, 2013 and December 31, 2012, $72 million and $25 million was outstanding and was reflected in "Notes payable with affiliates" on the Balance Sheet.  The interest rate on the outstanding borrowing at June 30, 2013 was 1.69%.  Interest on the demand note was not significant for the three and six months ended June 30, 2013 and 2012.

Intercompany Derivatives (LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  See Note 14 for additional information on intercompany derivatives.

Intercompany Insurance (PPL Electric)

In May 2013, PPL Electric received $18.25 million from the settlement of its 2012 storm insurance claims with PPL Power Insurance Ltd. (PPL Power Insurance), a subsidiary of PPL that provides certain insurance coverage to PPL and its subsidiaries.

Effective January 1, 2013, PPL Electric no longer has storm insurance coverage with PPL Power Insurance.  See Note 6 for discussion regarding the proposed Storm Damage Expense Rider filed with the PUC by PPL Electric.

Other (PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

See Note 7 for a discussion regarding capital transactions by PPL Energy Supply, PPL Electric, LKE, LG&E and KU.  For PPL Energy Supply, PPL Electric, LG&E and KU, refer to Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The breakdown of "Other Income (Expense) - net" for the periods ended June 30 was:

	Three Months		Six Months
	2013	2012	2013	2012
PPL
Other Income
Earnings on securities in NDT funds	$5	$4	$10	$12
Interest income		2	1	3
AFUDC - equity component	2	3	5	5
Earnings (losses) from equity method investments		(4)		(6)
Miscellaneous - Domestic	7	3	9	5
Miscellaneous - U.K.		2	1	2
Total Other Income	14	10	26	21
Other Expense
Economic foreign currency exchange contracts (Note 14)	(4)	(25)	(123)	(7)
Charitable contributions	4	2	8	6
Miscellaneous - Domestic	1	4	5	8
Miscellaneous - U.K.		(1)	1	1
Total Other Expense	1	(20)	(109)	8
Other Income (Expense) - net	$13	$30	$135	$13

PPL Energy Supply
Other Income
Earnings on securities in NDT funds	$5	$4	$10	$12
Interest income	2	1	2	1
Miscellaneous	6	2	7	3
Total Other Income	13	7	19	16
Other Expense
Charitable contributions	1		2	1
Miscellaneous		1	1	4
Total Other Expense	1	1	3	5
Other Income (Expense) - net	$12	$6	$16	$11

"Other Income (Expense) - net" for the three and six months ended June 30, 2013 and 2012 for PPL Electric is primarily the equity component of AFUDC.  The components of "Other Income (Expense) - net" for the three and six months ended June 30, 2013 for LKE, LG&E and KU are not significant.  "Other Income (Expense) - net" for the three and six months ended June 30, 2012 for LKE and KU is primarily losses from an equity method investment.  The components of "Other Income (Expense) - net" for the three and six months ended June 30, 2012 for LG&E are not significant.

13.  Fair Value Measurements and Credit Concentration

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and six months ended June 30, 2013 and 2012, there were no transfers between Level 1 and Level 2.  See Note 1 in each Registrant's 2012 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$711	$711			$901	$901
Restricted cash and cash equivalents (a)	151	151			135	135
Price risk management assets:
Energy commodities	1,654	1	$1,600	$53	2,068	2	$2,037	$29
Interest rate swaps	132		132		15		15
Foreign currency contracts	85		85
Cross-currency swaps	62		59	3	14		13	1
Total price risk management assets	1,933	1	1,876	56	2,097	2	2,065	30
NDT funds:
Cash and cash equivalents	12	12			11	11
Equity securities
U.S. large-cap	468	349	119		412	308	104
U.S. mid/small-cap	68	28	40		60	25	35
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	6		6		9		9
Municipality	77		77		82		82
Investment-grade corporate	39		39		40		40
Other	3		3		3		3
Receivables (payables), net	3		3			(2)	2
Total NDT funds	771	484	287		712	437	275
Auction rate securities (b)	19			19	19		3	16
Total assets	$3,585	$1,347	$2,163	$75	$3,864	$1,475	$2,343	$46

Liabilities
Price risk management liabilities:
Energy commodities	$1,351	$1	$1,337	$13	$1,566	$2	$1,557	$7
Interest rate swaps	46		46		80		80
Foreign currency contracts	3		3		44		44
Cross-currency swaps	1		1		4		4
Total price risk management liabilities	$1,401	$1	$1,387	$13	$1,694	$2	$1,685	$7

PPL Energy Supply
Assets
Cash and cash equivalents	$265	$265			$413	$413
Restricted cash and cash equivalents (a)	87	87			63	63
Price risk management assets:
Energy commodities	1,654	1	$1,600	$53	2,068	2	$2,037	$29
Total price risk management assets	1,654	1	1,600	53	2,068	2	2,037	29
NDT funds:
Cash and cash equivalents	12	12			11	11
Equity securities
U.S. large-cap	468	349	119		412	308	104
U.S. mid/small-cap	68	28	40		60	25	35
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	6		6		9		9
Municipality	77		77		82		82
Investment-grade corporate	39		39		40		40
Other	3		3		3		3
Receivables (payables), net	3		3			(2)	2
Total NDT funds	771	484	287		712	437	275
Auction rate securities (b)	16			16	16		3	13
Total assets	$2,793	$837	$1,887	$69	$3,272	$915	$2,315	$42

Liabilities
Price risk management liabilities:
Energy commodities	$1,351	$1	$1,337	$13	$1,566	$2	$1,557	$7
Total price risk management liabilities	$1,351	$1	$1,337	$13	$1,566	$2	$1,557	$7

PPL Electric
Assets
Cash and cash equivalents	$24	$24			$140	$140
Restricted cash and cash equivalents (c)	12	12			13	13
Total assets	$36	$36			$153	$153

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
LKE
Assets
Cash and cash equivalents	$23	$23			$43	$43
Restricted cash and cash equivalents (d)	22	22			32	32
Price risk management assets:
Interest rate swaps	72		$72		14		$14
Total price risk management assets	72		72		14		14
Total assets	$117	$45	$72		$89	$75	$14

Liabilities
Price risk management liabilities:
Interest rate swaps	$43		$43		$58		$58
Total price risk management liabilities	$43		$43		$58		$58

LG&E
Assets
Cash and cash equivalents	$13	$13			$22	$22
Restricted cash and cash equivalents (d)	22	22			32	32
Price risk management assets:
Interest rate swaps	36		$36		7		$7
Total price risk management assets	36		36		7		7
Total assets	$71	$35	$36		$61	$54	$7

Liabilities
Price risk management liabilities:
Interest rate swaps	$43		$43		$58		$58
Total price risk management liabilities	$43		$43		$58		$58

KU
Assets
Cash and cash equivalents	$10	$10			$21	$21
Price risk management assets:
Interest rate swaps	36		$36		7		$7
Total price risk management assets	36		36		7		7
Total assets	$46	$10	$36		$28	$21	$7

(a)	Current portion is included in "Restricted cash and cash equivalents" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2013 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Six Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$14	$16		$30	$22	$16	$1	$39
Total realized/unrealized
gains (losses)
Included in earnings	14			14	6			6
Included in OCI (a)							3	3
Sales	(2)			(2)	(2)			(2)
Settlements	4			4	3			3
Transfers into Level 3	6	3	$3	12	7	3	3	13
Transfers out of Level 3	4			4	4		(4)
Balance at end of period	$40	$19	$3	$62	$40	$19	$3	$62

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Six Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL Energy Supply
Balance at beginning of
period	$14	$13		$27	$22	$13		$35
Total realized/unrealized
gains (losses)
Included in earnings	14			14	6			6
Sales	(2)			(2)	(2)			(2)
Settlements	4			4	3			3
Transfers into Level 3	6	3		9	7	3		10
Transfers out of Level 3	4			4	4			4
Balance at end of period	$40	$16		$56	$40	$16		$56
(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Six Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$19	$24	$3	$46	$13	$24	$4	$41
Total realized/unrealized
gains (losses)
Included in earnings	(2)		(1)	(3)	16		(1)	15
Included in OCI (a)	(1)	(1)	8	6	1	(1)	10	10
Sales		(5)		(5)		(5)		(5)
Settlements	(5)			(5)	(11)			(11)
Transfers into Level 3	14			14	14			14
Transfers out of Level 3	9	(3)		6	1	(3)	(3)	(5)
Balance at end of period	$34	$15	$10	$59	$34	$15	$10	$59

PPL Energy Supply
Balance at beginning of
period	$19	$19		$38	$13	$19		$32
Total realized/unrealized
gains (losses)
Included in earnings	(2)			(2)	16			16
Included in OCI (a)	(1)	(1)		(2)	1	(1)
Sales		(3)		(3)		(3)		(3)
Settlements	(5)			(5)	(11)			(11)
Transfers into Level 3	14			14	14			14
Transfers out of Level 3	9	(3)		6	1	(3)		(2)
Balance at end of period	$34	$12		$46	$34	$12		$46

(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	June 30, 2013
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$36	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	17% - 100% (82%)
Power sales contracts (c)	(5)	Discounted cash flow	Proprietary model used to calculate forward basis prices	11% - 100% (39%)
Heat rate call option (d)	9	Discounted cash flow	Proprietary model used to calculate forward prices	18% (18%)

Auction rate securities (e)	19	Discounted cash flow	Modeled from SIFMA Index	11% - 78% (63%)

Cross-currency swaps (f)	3	Discounted cash flow	Credit valuation adjustment	11% (11%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$36	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	17% - 100% (82%)
Power sales contracts (c)	(5)	Discounted cash flow	Proprietary model used to calculate forward basis prices	11% - 100% (39%)
Heat rate call option (d)	9	Discounted cash flow	Proprietary model used to calculate forward prices	18% (18%)

Auction rate securities (e)	16	Discounted cash flow	Modeled from SIFMA Index	11% - 78% (62%)

	December 31, 2012
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (g)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	16	Discounted cash flow	Modeled from SIFMA Index	54% - 74% (64%)

Cross-currency swaps (f)	1	Discounted cash flow	Credit valuation adjustment	22% (22%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (g)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	13	Discounted cash flow	Modeled from SIFMA Index	57% - 74% (65%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
At June 30, 2013, retail natural gas sales contracts extend through 2018, and $16 million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.

(c)
At June 30, 2013, power sales contracts extend into 2018, and $(5) million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of basis increases/(decreases), the fair value of the contracts (decreases)/increases.

(d)
At June 30, 2013, the heat rate call option extends through 2014, and $6 million of the fair value is scheduled to deliver within the next 12 months.  As the market implied heat rate increases/(decreases), the fair value of the contracts increases/(decreases).

(e)
At June 30, 2013, auction rate securities have a weighted average contractual maturity of 23 years.  The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(f)
At June 30, 2013, cross-currency swaps extend into 2021.  The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates.  As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

(g)	As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended June 30 are reported in the Statements of Income as follows:

	Three Months
									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated Retail		Wholesale Energy		Net Energy		Energy
	Electric and Gas		Marketing		Trading Margins		Purchases		Interest Expense
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
PPL
Total gains (losses) included in earnings	$22	$2	$(5)	$(6)	$(2)	$1	$(1)	$1		$(1)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	22	49		(12)	(7)	1	1	1

PPL Energy Supply
Total gains (losses) included in earnings	$22	$2	$(5)	$(6)	$(2)	$1	$(1)	$1
Change in unrealized gains (losses) relating
to positions still held at the reporting date	22	49		(12)	(7)	1	1	1

	Six Months
									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated Retail		Wholesale Energy		Net Energy		Energy
	Electric and Gas		Marketing		Trading Margins		Purchases		Interest Expense
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
PPL
Total gains (losses) included in earnings	$15	$18	$(7)	$(2)	$(2)					$(1)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	17	39	(2)	(13)	(7)	$1	$2	$1

PPL Energy Supply
Total gains (losses) included in earnings	$15	$18	$(7)	$(2)	$(2)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	17	39	(2)	(13)	(7)	$1	$2	$1

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts for electricity, gas, oil and/or emission allowances are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a full-requirement sales contract that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL proprietary models which include significant unobservable inputs such as delivery at a location where pricing is unobservable, assumptions for customer migration or delivery dates that are beyond the dates for which independent quotes are available.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2013 and 2012 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  For PPL, the primary reason for the transfers during 2013 and 2012 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Corporate Finance department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to appropriately classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

(PPL and PPL Energy Supply)

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

•
The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets and are comprised of securities that are representative of the Wilshire 5000 Total Market Index.

•
Investments in commingled equity funds are classified as Level 2 and represent securities that track the S&P 500 Index, Dow Jones U.S. Total Stock Market Index and the Dow Jones U.S. Completion Total Stock Market Index.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.

The debt securities held in the NDT funds at June 30, 2013 have a weighted-average coupon of 3.99% and a weighted-average maturity of 7.8 years.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The exposure to realize losses on these securities is not significant.

The fair value of auction rate securities is estimated using an income approach that includes readily observable inputs, such as principal payments and discount curves for bonds with credit ratings and maturities similar to the securities, and unobservable inputs, such as future interest rates that are estimated based on the SIFMA Index, creditworthiness, and liquidity assumptions driven by the impact of auction failures.  When the present value of future interest payments is significant to the overall valuation, the auction rate securities are classified as Level 3.  The primary reason for the transfers in and out of Level 3 in 2013 and 2012 was the change in discount rates and SIFMA Index.

Auction rate securities are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Financial Instruments Not Recorded at Fair Value (PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Equity Units and long-term debt on the Balance Sheets and their estimated fair values are set forth below.  The fair values of these instruments were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Registrants.  These instruments are classified as Level 2.  The effect of third-party credit enhancements is not included in the fair value measurement.

	June 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$56	$57	$105	$106
Long-term debt	19,626	21,413	19,476	21,671
PPL Energy Supply
Long-term debt	3,263	3,462	3,272	3,556
PPL Electric
Long-term debt	1,967	2,168	1,967	2,333
LKE
Long-term debt	4,075	4,231	4,075	4,423
LG&E
Long-term debt	1,112	1,136	1,112	1,178
KU
Long-term debt	1,842	1,938	1,842	2,056

(a)	Reflected in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the financial instruments and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Contracts are entered into with many entities for the purchase and sale of energy.  Many of these contracts qualify for NPNS and, as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 14 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

(PPL)

At June 30, 2013, PPL had credit exposure of $1.3 billion from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL's credit exposure was reduced to $669 million.  The top ten counterparties accounted for $339 million, or 51%, of this exposure and all had investment grade credit ratings from S&P or Moody's.

(PPL Energy Supply)

At June 30, 2013, PPL Energy Supply had credit exposure of $1.3 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, this credit exposure was reduced to $667 million.  The top ten counterparties accounted for $339 million, or 51%, of this exposure and all had investment grade credit ratings from S&P or Moody's.  See Note 11 for information regarding the related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved cost recovery mechanism is anticipated to substantially eliminate this exposure.

(LKE, LG&E and KU)

At June 30, 2013, LKE's, LG&E's and KU's credit exposure was not significant.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

PPL has a risk management policy approved by the Board of Directors to manage market risk (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses, and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as liquidity and volumetric risks.  Forward contracts, futures contracts, options, swaps and structured transactions, such as tolling agreements, are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless they qualify for NPNS.

The table below summarizes the market risks that affect PPL and its subsidiaries.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU
Commodity price risk (including basis and
volumetric risk)	X	X	M	M	M	M
Interest rate risk:
Debt issuances	X	X	M	M	M	M
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Equity securities price risk:
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Future stock transactions	X
Foreign currency risk - WPD investment	X

X	= PPL and PPL Energy Supply actively mitigate market risks through their risk management programs described above.
M	= The regulatory environments for PPL's regulated entities, by definition, significantly mitigate market risk.

Commodity price and volumetric risks

•
PPL is exposed to market and commodity price, basis and volumetric risk through its domestic subsidiaries as described below.  Volumetric risk is significantly mitigated at WPD as a result of the method of regulation in the U.K.

•
PPL Energy Supply is exposed to commodity price, basis and volumetric risks for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

•
PPL Electric is exposed to commodity price and volumetric risks from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to market risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•
LG&E's and KU's rates include certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates.

•
PPL and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans.  This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.  Additionally, PPL Energy Supply is exposed to interest rate risk associated with debt securities held by the NDT.

Equity securities price risk

•
PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans.  This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.  Additionally, PPL Energy Supply is exposed to equity securities price risk in the NDT funds.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in U.K. affiliates.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL Energy Supply is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers and financial institutions.

LKE, LG&E and KU are exposed to credit risk from "in-the-money" interest rate derivatives with PPL.

The majority of PPL and PPL Energy Supply's credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates, thus mitigating the financial risk for these entities.

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $31 million and $112 million at June 30, 2013 and December 31, 2012.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at June 30, 2013 and December 31, 2012.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $22 million and $32 million at June 30, 2013 and December 31, 2012.

PPL Energy Supply, PPL Electric and KU had not posted any cash collateral under master netting arrangements at June 30, 2013 and December 31, 2012.

(PPL and PPL Energy Supply)

Commodity Price Risk (Non-trading)

Commodity price risk, including basis and volumetric risk, is among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their competitive generation assets, as well as the extent of their marketing activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL Energy Supply maximizes the value of its wholesale and retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 7,298 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,316 MW (summer rating) of natural gas and oil-fired generation.  PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The strategies that PPL Energy Supply uses to hedge its full-requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their non-trading activities into two categories:  cash flow hedges and economic activity, as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  Certain cash flow hedge positions were dedesignated during the six months ended June 30, 2013 and 2012 and the unamortized portion remained in AOCI because the original forecasted transaction is still expected to occur.  There were no active cash flow hedges at June 30, 2013.  At June 30, 2013, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $71 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For the three and six months ended June 30, 2013 and 2012, such reclassifications were insignificant.

For the three and six months ended June 30, 2013 and 2012, hedge ineffectiveness associated with energy derivatives was insignificant.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity would also include the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at June 30, 2013 range in maturity through 2019.

Examples of economic activity may include hedges on sales of baseload generation, certain purchase contracts used to supply full-requirement sales contracts, FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying full-requirement sales contracts, Spark Spread hedging contracts, retail electric and natural gas activities, and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, price exposure is generally capped at the price at which the generating unit would be dispatched and therefore does not expose PPL Energy Supply to uncovered market price risk.

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  The proprietary trading portfolio shown in "Net energy trading margins" on the Statements of Income is not a significant part of PPL Energy Supply's business.

Commodity Volumes

At June 30, 2013, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volume (a)
Commodity	Unit of Measure	2013 (b)	2014	2015	Thereafter

Power	MWh	(20,132,552)	(28,846,530)	(4,693,573)	1,575,123
Capacity	MW-Month	(10,339)	(9,075)	(1,453)	490
Gas	MMBtu	27,768,152	(2,395,839)	(4,919,285)	(8,210,551)
FTRs	MW-Month	8,807	8,519	1,465
Oil	Barrels	(148,614)	300,000	392,331	378,315

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Represents balance of the current year.

Interest Rate Risk

(PPL, LKE, LG&E and KU)

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  Various financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolio, adjust the duration of the debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under PPL's risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in benchmark interest rates.

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At June 30, 2013, outstanding interest rate swap contracts range in maturity through 2024 for WPD and through 2044 for PPL's domestic interest rate swaps.  These swaps had an aggregate notional value of $1.9 billion at June 30, 2013 of which £300 million (approximately $455 million based on spot rates) was related to WPD.  Also included in this total are forward-starting interest rate swaps entered into by PPL on behalf of LG&E and KU.  Realized gains and losses from these swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives have been reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.

At June 30, 2013, PPL held a notional position in cross-currency interest rate swaps totaling $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three and six months ended June 30, 2013 and 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had no such reclassifications for the three and six months ended June 30, 2013 and 2012.

At June 30, 2013, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(12) million.  Amounts are reclassified as the hedged interest payments are made.

(LKE, LG&E and KU)

In November 2012 and April 2013, LG&E and KU entered into forward-starting interest rate swaps with PPL that hedge the interest payments on new debt that is expected to be issued in 2013.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  Realized gains and losses from the swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives were reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.  For the three and six months ended June 30, 2013, there was no hedge ineffectiveness associated with the interest rate derivatives.  At June 30, 2013, LG&E and KU each held contracts with aggregate notional amounts of $250 million that range in maturity through 2043.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At June 30, 2013, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

Foreign Currency Risk (PPL)

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at June 30, 2013 had a notional amount of £166 million (approximately $263 million based on contracted rates).  The settlement dates of these contracts range from November 2013 through June 2014.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into GBP intercompany loans payable with PPL WEM subsidiaries that have GBP functional currency.  The loans qualify as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loans for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of OCI.  At June 30, 2013, the outstanding balances of the intercompany loans were £94 million (approximately $142 million based on spot rates).  For the three and six months ended June 30, 2013, PPL recognized after-tax net investment hedge gains (losses) on the intercompany loans of $2 million and $6 million in the foreign currency translation adjustment component of OCI.  Such amounts for the three and six months ended June 30, 2012 were not significant.

At June 30, 2013, PPL had $29 million of accumulated net investment hedge gains (losses), after-tax, in the foreign currency translation adjustment component of AOCI, compared to $14 million of gains (losses), after-tax at December 31, 2012.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At June 30, 2013, the total exposure hedged by PPL was approximately £1.2 billion (approximately $1.9 billion based on contracted rates).  These contracts had termination dates ranging from July 2013 through June 2015.

Accounting and Reporting

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the change in fair value of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2013 and December 31, 2012.

See Notes 1 and 19 in each Registrant's 2012 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps (c)	$130	$3		$4	$14	$22		$5
Cross-currency swaps	1	1				3
Foreign currency
contracts	11		$46			2		23
Commodity contracts			1,146	879	59		$1,452	1,010
Total current	142	4	1,192	883	73	27	1,452	1,038
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps (c)	2			39	1			53
Cross-currency swaps	61				14	1
Foreign currency
contracts			28	3				19
Commodity contracts			508	472	27		530	556
Total noncurrent	63		536	514	42	1	530	628
Total derivatives	$205	$4	$1,728	$1,397	$115	$28	$1,982	$1,666

(a)	$264 million and $300 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2013 and December 31, 2012.
(b)	Represents the location on the Balance Sheets.
(c)	Excludes accrued interest, if applicable.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $102 million and $132 million at June 30, 2013 and December 31, 2012.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $333 million and $527 million at June 30, 2012 and December 31, 2011.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2013.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$68	$77	Interest expense	$(4)		$(9)
Cross-currency swaps	(21)	52	Interest expense	1		1
			Other income
			(expense) - net	1		70
Commodity contracts			Wholesale energy
			marketing	73		140	$1
			Depreciation	1		1
			Energy purchases	(14)		(30)
Total	$47	$129		$58		$173	$1

Net Investment Hedges:
Foreign currency contracts	$1	$17

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$4	$123
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Unregulated retail electric and gas	22	15
	Wholesale energy marketing	739	40
	Net energy trading margins (a)	1	(6)
	Fuel	(3)	(2)
	Energy purchases	(599)	(13)
	Total	$162	$153

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$11	$15

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory liabilities - noncurrent	$48	$58

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI, or regulatory assets and regulatory liabilities for the periods ended June 30, 2012.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized in	in Income on Derivative		in Income on Related Item
Relationships	Relationships	Income on Derivative	Three Months	Six Months	Three Months	Six Months

Interest rate swaps	Fixed rate debt	Interest expense	$1	$1	$1	$2

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(25)	$(22)	Interest expense	$(5)		$(9)
Cross-currency swaps	34	46	Interest expense			(1)
			Other income
			(expense) - net	47		28
Commodity contracts	(14)	99	Wholesale energy
			marketing	227	$(5)	499	$(1)
			Depreciation			1
			Energy purchases	(45)	1	(85)	(3)
Total	$(5)	$123		$224	$(4)	$433	$(4)

Net Investment Hedges:
Foreign currency contracts	$2	$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$25	$7
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Unregulated retail electric and gas	1	23
	Wholesale energy marketing	33	1,376
	Net energy trading margins (a)	13	22
	Fuel	(12)	(6)
	Energy purchases	(11)	(1,081)
	Total	$47	$337

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$(9)	$(3)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2013		December 31, 2012
	Derivatives not designated		Derivatives designated as		Derivatives not designated
	as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	$1,146	$879	$59		$1,452	$1,010
Total current	1,146	879	59		1,452	1,010
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	508	472	27		530	556
Total noncurrent	508	472	27		530	556
Total derivatives	$1,654	$1,351	$86		$1,982	$1,566

(a)	$264 million and $300 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2013 and December 31, 2012.
(b)	Represents the location on the Balance Sheets.

The after-tax balances of accumulated net gains (losses) in AOCI were $144 million and $211 million at June 30, 2013 and December 31, 2012.  The after-tax balances of accumulated net gains (losses) in AOCI were $405 million and $605 million at June 30, 2012 and December 31, 2011.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2013.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Commodity contracts			Wholesale energy
			marketing	$73		$140	$1
			Depreciation	1		1
			Energy purchases	(14)		(30)
Total				$60		$111	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instrument	Income on Derivative	Three Months	Six Months

Commodity contracts	Unregulated retail electric and gas	$22	$15
	Wholesale energy marketing	739	40
	Net energy trading margins (a)	1	(6)
	Fuel	(3)	(2)
	Energy purchases	(599)	(13)
	Total	$160	$34

(a)	Differs from the Statements of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2012.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Wholesale energy
Commodity contracts	$(14)	$99	marketing	$227	$(5)	$499	$(1)
			Depreciation	1		1
			Energy purchases	(45)	1	(85)	(3)
Total	$(14)	$99		$183	$(4)	$415	$(4)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Commodity contracts	Unregulated retail electric and gas	$1	$23
	Wholesale energy marketing	33	1,376
	Net energy trading margins (a)	13	22
	Fuel	(12)	(6)
	Energy purchases	(11)	(1,081)
	Total	$24	$334

(a)           Differs from the Statements of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$72		$14

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended June 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Six Months

Interest rate swaps	Regulatory liabilities - noncurrent	$48	$58

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$36		$7

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended June 30, 2013.
Derivative Instruments	Location of Gain (Loss)	Three Months	Six Months

Interest rate swaps	Regulatory liabilities - noncurrent	$24	$29

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$36		$7

(a)	Represents the location on the Balance Sheets.
The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended June 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Six Months

Interest rate swaps	Regulatory liabilities - noncurrent	$24	$29

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$4		$5
Total current		4		5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		39		53
Total noncurrent		39		53
Total derivatives		$43		$58

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as hedging instruments recognized in income or regulatory assets for the periods ended June 30, 2013.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$11	$15

The following tables present the pre-tax effect of derivatives not designated as hedging instruments recognized in income or regulatory assets for the periods ended June 30, 2012.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$(9)	$(3)

Offsetting Derivative Instruments (PPL, PPL Energy Supply, LKE, LG&E and KU)

PPL, PPL Energy Supply, LKE, LG&E, KU or certain of their subsidiaries have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit an FCM to use and apply any property in its possession as a set off to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  These registrants and their subsidiaries also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to setoff amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

PPL, PPL Energy Supply, LKE, LG&E and KU have elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements.  The table below summarizes the derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged.

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
June 30, 2013
PPL
Energy Commodities	$1,654	$1,221	$29	$404	$1,351	$1,221	$12	$118
Treasury Derivatives	279	4		275	50	4	22	24
Total	$1,933	$1,225	$29	$679	$1,401	$1,225	$34	$142

PPL Energy Supply
Energy Commodities	$1,654	$1,221	$29	$404	$1,351	$1,221	$12	$118

LKE
Treasury Derivatives	$72	$72	$43	$22	$21

LG&E
Treasury Derivatives	$36	$36	$43	$22	$21

KU
Treasury Derivatives	$36	$36

December 31, 2012
PPL
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144
Treasury Derivatives	29	19		10	128	19	30	79
Total	$2,097	$1,432	$111	$554	$1,694	$1,432	$39	$223

PPL Energy Supply
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144

LKE
Treasury Derivatives	$14	$14	$58	$30	$28

LG&E
Treasury Derivatives	$7	$7	$58	$30	$28

KU
Treasury Derivatives	$7	$7

Credit Risk-Related Contingent Features (PPL, PPL Energy Supply, LKE, LG&E and KU)

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E, KU or certain of their subsidiaries.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

At June 30, 2013, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit risk-related contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$148	$118	$30	$30
Aggregate fair value of collateral posted on these derivative instruments	22		22	22
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	144	136	8	8

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15.  Goodwill

(PPL)

The change in the carrying amount of goodwill for the six months ended June 30, 2013 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, PPL Energy Supply, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2012	$552	$375	$131	$62	$69
Accretion expense	18	14	3	1	2
Changes in estimated cash flow or settlement date		(1)	1	1
Effect of foreign currency exchange rates	(3)
Obligations settled	(6)	(3)	(3)	(3)
Balance at June 30, 2013	$561	$385	$132	$61	$71

Substantially all of the ARO balances are classified as noncurrent at June 30, 2013 and December 31, 2012.

(PPL, LKE, LG&E and KU)

Accretion and depreciation expense recorded by LG&E and KU is offset with a regulatory credit on the income statement, such that there is no net earnings impact.

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $329 million and $316 million at June 30, 2013 and December 31, 2012.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the PPL Susquehanna nuclear plant.  The aggregate fair value of these assets was $771 million and $712 million at June 30, 2013 and December 31, 2012, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

17.  Available-for-Sale Securities

(PPL and PPL Energy Supply)

Securities held by the NDT funds and auction rate securities are classified as available-for-sale.  Available-for-sale securities are carried on the Balance Sheets at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI, and the fair value of available-for-sale securities.

	June 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
NDT funds:
Cash and cash equivalents	$12			$12	$11			$11
Equity securities:
U.S. large-cap	227	$241		468	222	$190		412
U.S. mid/small-cap	31	37		68	30	30		60
Debt securities:
U.S. Treasury	89	6		95	86	9		95
U.S. government sponsored
agency	5	1		6	8	1		9
Municipality	77	2	$2	77	78	5	$1	82
Investment-grade corporate	37	2		39	36	4		40
Other	3			3	3			3
Receivables/payables, net	3			3
Total NDT funds	484	289	2	771	474	239	1	712
Auction rate securities	20		1	19	20		1	19
Total	$504	$289	$3	$790	$494	$239	$2	$731

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$12			$12	$11			$11
Equity securities:
U.S. large-cap	227	$241		468	222	$190		412
U.S. mid/small-cap	31	37		68	30	30		60
Debt securities:
U.S. Treasury	89	6		95	86	9		95
U.S. government sponsored
agency	5	1		6	8	1		9
Municipality	77	2	$2	77	78	5	$1	82
Investment-grade corporate	37	2		39	36	4		40
Other	3			3	3			3
Receivables/payables, net	3			3
Total NDT funds	484	289	2	771	474	239	1	712
Auction rate securities	17		1	16	17		1	16
Total	$501	$289	$3	$787	$491	$239	$2	$728

There were no securities with credit losses at June 30, 2013 and December 31, 2012.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2013.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$12	$81	$61	$77	$231
Fair value	12	84	63	80	239

PPL Energy Supply
Amortized cost	$12	$81	$61	$74	$228
Fair value	12	84	63	77	236

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended June 30.

	Three Months		Six Months
	2013	2012	2013	2012
PPL
Proceeds from sales of NDT securities (a)	$35	$45	$59	$79
Other proceeds from sales		5		5
Gross realized gains (b)	3	8	7	13
Gross realized losses (b)	2	5	4	6

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$35	$45	$59	$79
Other proceeds from sales		3		3
Gross realized gains (b)	3	8	7	13
Gross realized losses (b)	2	5	4	6

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

(PPL, PPL Energy Supply, LKE and KU)

The after-tax changes in AOCI by component for the three and six months ended June 30, 2013 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL
March 31, 2013	$(394)	$134	$114	$1	$(13)	$(1,989)	$1	$(2,146)
Amounts arising during the period	(7)	2	24					19
Reclassifications from AOCI		(1)	(36)		2	34		(1)
Net OCI during the period	(7)	1	(12)		2	34		18
June 30, 2013	$(401)	$135	$102	$1	$(11)	$(1,955)	$1	$(2,128)

December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)
Amounts arising during the period	(252)	25	86					(141)
Reclassifications from AOCI		(2)	(116)		3	68		(47)
Net OCI during the period	(252)	23	(30)		3	68		(188)
June 30, 2013	$(401)	$135	$102	$1	$(11)	$(1,955)	$1	$(2,128)

PPL Energy Supply
March 31, 2013		$134	$181		$(9)	$(261)		$45
Amounts arising during the period		2						2
Reclassifications from AOCI		(1)	(37)		1	4		(33)
Net OCI during the period		1	(37)		1	4		(31)
June 30, 2013		$135	$144		$(8)	$(257)		$14

December 31, 2012		$112	$211		$(10)	$(265)		$48
Amounts arising during the period		25						25
Reclassifications from AOCI		(2)	(67)		2	8		(59)
Net OCI during the period		23	(67)		2	8		(34)
June 30, 2013		$135	$144		$(8)	$(257)		$14

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30, 2013.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	Three Months
	Affected Line Item on the Statements of Income
				Other
	Wholesale			Income
	energy	Energy		(Expense),	Interest	Total	Income	Total
Details about AOCI	marketing	purchases	Depreciation	net	Expense	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities				$1		$1		$1
Qualifying derivatives
Interest rate swaps					$(4)	(4)	$2	(2)
Cross-currency swaps				1	1	2		2
Energy commodities	$73	$(14)	$1			60	(24)	36
Total	$73	$(14)	$1	$1	$(3)	58	(22)	36
Defined benefit plans
Prior service costs						(3)	1	(2)
Net actuarial loss						(46)	12	(34)
Total						$(49)	$13	(36)

Total reclassifications
during the period								$1

PPL Energy Supply
Available-for-sale securities				$1		$1		$1
Qualifying derivatives
Energy commodities	$73	$(14)	$1			60	$(23)	37
Total	$73	$(14)	$1			60	(23)	37
Defined benefit plans
Prior service costs						(1)		(1)
Net actuarial loss						(7)	3	(4)
Total						$(8)	$3	(5)

Total reclassifications
during the period								$33

	Six Months
	Affected Line Item on the Statements of Income
				Other
	Wholesale			Income
	energy	Energy		(Expense),	Interest	Total	Income	Total
Details about AOCI	marketing	purchases	Depreciation	net	Expense	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities				$3		$3	$(1)	$2
Qualifying derivatives
Interest rate swaps					$(9)	(9)	4	(5)
Cross-currency swaps				70	1	71	(17)	54
Energy commodities	$140	$(30)	$1			111	(44)	67
Total	$140	$(30)	$1	$70	$(8)	173	(57)	116
Defined benefit plans
Prior service costs						(5)	2	(3)
Net actuarial loss						(93)	25	(68)
Total						$(98)	$27	(71)

Total reclassifications
during the period								$47

PPL Energy Supply
Available-for-sale securities				$3		$3	$(1)	$2
Qualifying derivatives
Energy commodities	$140	$(30)	$1			111	(44)	67
Total	$140	$(30)	$1			111	(44)	67
Defined benefit plans
Prior service costs						(3)	1	(2)
Net actuarial loss						(13)	5	(8)
Total						$(16)	$6	(10)

Total reclassifications
during the period								$59

For the three and six months ended June 30, 2013, the changes in AOCI and the effect of reclassifications from AOCI on the statement of income for LKE and KU were insignificant.

19.  New Accounting Guidance Pending Adoption

(PPL, PPL Energy Supply, PPL Electric, LKE, LG&E and KU)

Accounting for Obligations Resulting from Joint and Several Liability Arrangements

Effective January 1, 2014, the Registrants will retrospectively adopt accounting guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements when the amount of the obligation is fixed at the reporting date.  If the obligation is determined to be in the scope of this guidance, it will be measured as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  This guidance also requires additional disclosures for these obligations.

The Registrants are assessing the potential impact of adoption, which is not expected to be material.

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective January 1, 2014, PPL will prospectively adopt accounting guidance that requires a cumulative translation adjustment to be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  For the step acquisition of previously held equity method investments that are foreign entities, this guidance clarifies that the amount of accumulated other comprehensive income that is reclassified and included in the calculation of a gain or loss shall include any foreign currency translation adjustment related to that previously held investment.

The initial adoption of this guidance is not expected to have a significant impact on PPL; however, the impact in future periods could be material.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes

Effective July 17, 2013, the Registrants adopted accounting guidance that permits the Fed Funds Swap Rate (or Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct U.S. Treasury obligations and the London Interbank Offer Rate.  This guidance also removed the restrictions on using different benchmark interest rates for similar hedges.

This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance is not expected to have a significant impact on the Registrants.

Presentation of Unrecognized Tax Benefits When  Net Operating Loss Carryforwards, Similar Tax Losses, or Tax Credit Carryforwards Exist

Effective January 1, 2014, the Registrants will prospectively adopt accounting guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The adoption of this guidance is not expected to have a significant impact on the Registrants.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL and its business strategy, a summary of Net Income Attributable to PPL Shareowners and a discussion of certain events related to PPL's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL's earnings, a review of results by reportable segment and a description of key factors by segment expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2013 with the same periods in 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL's risk management programs relating to market and credit risk.

Overview

Introduction

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  Through subsidiaries, PPL generates electricity from power plants in the northeastern, northwestern and southeastern U.S., markets wholesale and retail energy primarily in the northeastern and northwestern portions of the U.S., delivers electricity to customers in Pennsylvania, Kentucky, Virginia, Tennessee and the U.K. and delivers natural gas to customers in Kentucky.

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

PPL Corporation*

PPL Capital Funding

LKE*	PPL Global ● Engages in the regulated distribution of electricity in the U.K.	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity in Kentucky, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

Kentucky Regulated Segment	U.K. Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

The capacity (summer rating) of PPL's regulated and competitive electricity generation facilities at June 30, 2013 was:

Ownership or
Lease Interest
Primary Fuel	in MW (a)

Regulated
Coal (c)	5,940
Natural Gas/Oil (b)	2,098
Hydro	78

Total Regulated	8,116

Competitive
Coal (b) (c)	4,146
Natural Gas/Oil	3,316
Nuclear (c)	2,275
Hydro	807
Other (d)	70

Total Competitive	10,614

Total	18,730

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.  See "Item 2. Properties" in PPL's 2012 Form 10-K for additional information on ownership percentages.

(b)	Includes leasehold interests. See Note 11 to the Financial Statements in PPL's 2012 Form 10-K for additional information.
(c)
Includes units that are jointly owned or subject to a power purchase agreement.  Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs.  See Notes 14 and 15 to the Financial Statements in PPL's 2012 Form 10-K for additional information.

(d)	Includes facilities owned, controlled or for which PPL Energy Supply has the rights to the output.

Business Strategy

PPL's strategy for its regulated electricity and gas delivery businesses is to achieve stable, long-term growth in earnings and rate base.  Rate base is expected to grow as a result of significant capital expenditure programs aimed at maintaining existing assets and improving system reliability at each of the regulated subsidiaries.  These regulated businesses focus on timely recovery of costs, efficient operations, strong customer service and constructive regulatory relationships.

PPL's strategy for its energy supply business is to achieve disciplined optimization of energy supply margins while mitigating near-term volatility in both cash flows and earnings.  More specifically, PPL's strategy is to optimize the value from its competitive generation and marketing portfolios.  PPL endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL is focused on managing profitability for its energy supply business during the current and projected period of low commodity prices.  See "Financial and Operational Developments - Economic and Market Conditions" below.

To manage financing costs and access to credit markets and to fund capital expenditure programs, a key objective for PPL is to maintain strong credit profiles and liquidity positions.  In addition, PPL has financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income Attributable to PPL Shareowners

Net Income Attributable to PPL Shareowners for the periods ended June 30 by segment, and reconciled to PPL's consolidated results, was:

	Three Months		Six Months
	2013	2012	2013	2012

Kentucky Regulated	$49	$34	$134	$76
U.K. Regulated	245	196	558	361
Pennsylvania Regulated	45	29	109	62
Supply	77	12	31	313
Corporate and Other (a)	(11)		(14)
Net Income Attributable to PPL Shareowners	$405	$271	$818	$812

EPS - basic	$0.68	$0.46	$1.39	$1.39
EPS - diluted (b)	$0.63	$0.46	$1.28	$1.39

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.  For 2012, there were no significant amounts in this category.

(b)	See "Equity Units" below for information on the Equity Units' impact on the calculation of 2013 diluted EPS.

Earnings for the three and six months ended June 30, 2013 increased 49% and 1% compared with the same periods in 2012.  See "Results of Operations" below for further discussion of PPL's business segments, details of special items and analysis of the consolidated results of operations.

Economic and Market Conditions

Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development and additional renewable energy sources, primarily wind in the western U.S.  Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in energy and capacity market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, transmission constraints that impact the locational pricing of electricity at PPL's power plants, fuel transportation costs and the level and price of hedging activities.  As a result of these factors, lower future energy margins are expected when compared to the 2012 energy margins.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels.

As previously disclosed, PPL's businesses are subject to extensive federal, state and local environmental laws, rules and regulations, including those surrounding coal combustion residuals, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These more stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL, to announce plans to either temporarily or permanently close, or place in long-term reserve status, certain of their coal-fired generating plants.

In 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.  PPL Energy Supply continues to monitor its Corette plant for potential impairment.  The Corette plant asset group's carrying value at June 30, 2013 was $68 million.  See Note 10 to the Financial Statements for additional information.  PPL Energy Supply believes its remaining competitive generation assets are well positioned to meet the additional environmental requirements based on prior and planned investments and does not currently anticipate the need to temporarily or permanently shut down additional coal-fired plants.

The additional environmental requirements discussed above have also resulted in LKE's projected $2.1 billion in capital investment over the next five years and the anticipated retirement by 2015 of five coal-fired units with a combined summer capacity rating of 726 MW.  KU retired the 71 MW unit at the Tyrone plant in February 2013.  The retirement of the five coal-fired units is not expected to have a material impact on the financial condition or results of operations of PPL.  See Note 8 to the Financial Statements in PPL's 2012 Form 10-K  for additional information regarding the anticipated retirement of these units as well as plans to build a combined-cycle natural gas facility in Kentucky.

The KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that provide for recovery of prudently incurred costs.  The Kentucky utility businesses are impacted by changes in customer usage levels which can be driven by a number of factors including weather conditions and economic factors that impact the load utilized by industrial and commercial customers.

PPL cannot predict the future impact that economic and market conditions and changes in regulatory requirements may have on its financial condition or results of operations.

Susquehanna Turbine Blade Inspection

In the spring of 2013, PPL Susquehanna made modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  The modifications were made during the Unit 2 refueling outage and an additional planned outage for Unit 1.  Additional modifications will be made during planned outages in 2014 and 2015.  Following completion of these modifications, PPL Susquehanna will continue monitoring the turbine blades using enhanced diagnostic equipment.

Rate Case Proceedings

Pennsylvania

In December 2012, the PUC approved a total distribution revenue increase of about $71 million, using a 10.4% return on equity.  The approved rates became effective January 1, 2013.

Kentucky

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Ofgem Review of Line Loss Calculation

Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for the DPCR4.  In April 2013, Ofgem stated that their expectation was to issue a decision in the second half of 2013.  In July 2013, Ofgem issued a decision paper on the process to follow for closing out the line loss incentive/penalty.  Based on one element of the decision paper, WPD has concluded that certain data, which had previously served to reduce the liability calculation, could not be included.  Additional information in the decision paper has increased the level of uncertainty regarding the ultimate settlement of this liability.

WPD currently estimates the potential loss exposure to be in the range of $97 million to $251 million.  As a result, during the three and six months ended June 30, 2013, WPD increased the liability by $24 million, to a total of $97 million.  PPL cannot predict the outcome of this matter.  See Note 6 to the Financial Statements for additional information.

RIIO-ED1

In October 2010, Ofgem announced changes to the regulatory framework that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  The next electricity distribution price control review is referred to as RIIO-ED1.  Key components of the RIIO-ED1 are: an extension of the price review period to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, and continued use of a single weighted average cost of capital.  Ofgem has also indicated that the depreciation of the RAV, for RAV additions after April 1, 2015, will change from 20 years to 45 years, but that they will consider transition arrangements.

As previously reported, on July 1, 2013, WPD filed its business plan with Ofgem for the RIIO-ED1 period and gave a webcast presentation to highlight the contents of the plan as well as provide potential earnings ranges of the U.K. Regulated segment for the first two years of the RIIO-ED1 period. The ranges provided are subject to certain assumptions including foreign currency exchange rates, interest rates, inflation rates and WPD being "fast-tracked" through the price control review process and therefore earning the fast-track bonus revenue.  These assumptions and other future events affecting the potential earnings ranges are subject to significant uncertainties.  Although management believes that the business plan submitted by WPD meets the criteria to be fast-tracked, management cannot predict the outcome of the price control review process or the future financial effect on WPD's businesses of the RIIO-ED1 regulatory framework.  See "Item 1. Business - Background - U.K. Regulated Segment - Revenue and Regulation" in the 2012 Form 10-K for additional information.

Distribution System Improvement Charge

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery.  In May 2013, the PUC approved PPL Electric's proposed DSIC, with an initial rate effective July 1, 2013, subject to refund after hearings.  See Note 6 to the Financial Statements for additional information.

FERC Formula Rates

PPL Electric must follow FERC's Uniform System of Accounts, which requires subsidiaries to be presented, for FERC reporting purposes, using the equity method of accounting unless a waiver has been granted.  The FERC has granted waivers of this requirement to other utilities when alternative accounting would more accurately present the integrated operations of a utility and its subsidiaries.  In March 2013, as part of a routine FERC audit of PPL and its subsidiaries, PPL Electric determined that it never obtained a required waiver of the equity method accounting requirement for its subsidiary, PPL Receivables Corporation (PPL Receivables) for FERC Form No. 1 reporting.  In March 2013, PPL Electric filed a request for waiver with the FERC that, if approved, would allow it to continue to consolidate the results of PPL Receivables with the results of PPL Electric, as it has done since 2004.  If PPL Electric is not successful in obtaining the waiver, its revenue requirement calculated under the formula rate could be negatively impacted.  The impact, if any, is not known at this time but could range between $0 and $40 million, pre-tax.  PPL Electric cannot predict the outcome of the waiver or audit proceedings, which remain pending before the FERC.  See Note 6 to the Financial Statements for additional information.

Equity Forward Agreements

In the second quarter of 2013, PPL settled forward sale agreements for 10.5 million shares of PPL common stock by issuing 8.4 million shares and cash settling the remaining 2.1 million shares.  PPL received net cash proceeds of $201 million, which was used to repay short-term debt obligations and for other general corporate purposes.  See Note 7 to the Financial Statements for additional information.  Prior to settlement, incremental shares were included within the calculation of diluted EPS using the treasury stock method.  See Note 4 to the Financial Statements for the impact on the calculation of diluted EPS.

Equity Units

During 2013, several events occurred related to the components of the 2010 Equity Units.  During the first quarter of 2013, financing plans were finalized to remarket the Junior Subordinated Notes component of the 2010 Equity Units and in the second quarter, PPL Capital Funding completed the remarketing of the Junior Subordinated Notes and the simultaneous exchange into Senior Notes.  The transaction resulted in a $10 million loss on extinguishment of the Junior Subordinated Notes.  Additionally, in July 2013, PPL issued 40 million shares of common stock at $28.73 per share to settle the 2010 Purchase Contracts.  PPL received net cash proceeds of $1.150 billion, which will be used to repay short-term and long-term debt obligations and for other general corporate purposes.  See Note 7 to the Financial Statements for additional information.

The If-Converted Method of calculating diluted EPS was applied to the Equity Units beginning in the first quarter of 2013.  This resulted in $15 million and $30 million of interest charges (after-tax) being added back to income available to PPL common shareowners, and 73 million shares of PPL common stock being treated as outstanding for the three and six months ended June 30, 2013.  See Note 4 to the Financial Statements for the impact on the calculation of diluted EPS.

Tax Litigation

In May 2013, the U.S. Supreme Court reversed the December 2011 ruling of the U. S. Court of Appeals for the Third Circuit, on the creditability for U.S. income tax purposes of the U.K. Windfall Profits Tax.  As a result of this decision, PPL recorded an income tax benefit of $44 million for the three and six months ended June 30, 2013.  See Note 5 to the Financial Statements for additional information.

U.K. Tax Rate Change

In July 2013, the U.K. Finance Act 2013 was enacted, which reduces the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20%, effective April 1, 2015.  As a result of these changes, PPL expects to reduce its net deferred tax liabilities and recognize a deferred tax benefit in the range of $90 million to $100 million in the third quarter of 2013.

Results of Operations

The following discussion provides a review of results by reportable segment and a description of key factors by segment expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of

Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins and significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2013 with the same periods in 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average U.K. foreign currency exchange rate.

Segment Results

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations.  This segment also includes LKE's regulated distribution and sale of natural gas.  In addition, the Kentucky Regulated segment is allocated certain financing costs.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change

Utility revenues	$682	$658	4	$1,482	$1,363	9
Fuel	216	215		447	428	4
Energy purchases	37	34	9	123	108	14
Other operation and maintenance	197	197		394	403	(2)
Depreciation	83	86	(3)	165	172	(4)
Taxes, other than income	12	12		24	23	4
Total operating expenses	545	544		1,153	1,134	2
Other Income (Expense) - net		(7)	(100)	(2)	(10)	(80)
Interest Expense	61	54	13	116	109	6
Income Taxes	28	13	115	78	28	179
Income (Loss) from Discontinued Operations	1	(6)	(117)	1	(6)	(117)
Net Income Attributable to PPL Shareowners	$49	$34	44	$134	$76	76
The changes in the components of the Kentucky Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Kentucky Gross Margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Six Months

Kentucky Gross Margins	$32	$107
Other operation and maintenance		10
Depreciation	(8)	(17)
Taxes, other than income		(1)
Other Income (Expense) - net	7	7
Interest Expense	(7)	(7)
Income Taxes	(15)	(44)
Special items, after-tax	6	3
Total	$15	$58

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Lower other operation and maintenance for the six-month period primarily due to $17 million of lower costs due to the timing and scope of scheduled coal plant maintenance outages.  This decrease was partially offset by $4 million of adjustments to regulatory assets and liabilities and increased coal plant operation costs of $3 million.

•
Higher depreciation for the three and six-month periods primarily due to environmental costs related to the elimination of the 2005 and 2006 ECR plans now being included in base rates, which added $13 million and $26 million to depreciation that is excluded from Kentucky Gross Margins.  This increase was partially offset by lower depreciation of $6 million and $11 million due to revised rates that were effective January 1, 2013.  Both events are the result of the 2012 rate case proceedings.

•
Higher other income (expense) - net for the three and six-month periods primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

•
Higher interest expense for the three and six-month periods primarily due to the remarketing of the PPL Capital Funding Junior Subordinated Notes component of the 2010 Equity Units and simultaneous exchange into Senior Notes.  Interest expense associated with the 2010 Equity Units is allocated to the Kentucky Regulated segment.

•	Higher income taxes for the three and six-month periods primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2013	2012	2013	2012

LKE acquisition-related adjustments:
	Income Taxes and Other
Net operating loss carryforward and other tax-related adjustments	Operation and Maintenance				$4
Other:
LKE discontinued operations, net of tax of ($1), $4, ($1), $4 (a)	Discontinued Operations	$1	$(5)	$1	(5)
EEI adjustments, net of tax of $0, $0, $0, $0	Other Income (Expense)-net			1
Total		$1	$(5)	$2	$(1)

(a)	2012 includes an adjustment to an indemnification liability.

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases, returns on additional environmental capital investments and load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change

Utility revenues	$559	$543	3	$1,197	$1,095	9
Energy-related businesses	13	14	(7)	23	24	(4)
Total operating revenues	572	557	3	1,220	1,119	9
Other operation and maintenance	112	112		229	225	2
Depreciation	72	70	3	146	137	7
Taxes, other than income	36	36		73	72	1
Energy-related businesses	7	11	(36)	14	16	(13)
Total operating expenses	227	229	(1)	462	450	3
Other Income (Expense) - net	4	31	(87)	124	11	1,027
Interest Expense	104	105	(1)	211	208	1
Income Taxes		58	(100)	113	111	2
Net Income Attributable to PPL Shareowners	$245	$196	25	$558	$361	55

The changes in the components of the U.K. Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Six Months

U.K.
Utility revenues	$68	$143
Other operation and maintenance	(4)	(10)
Depreciation	(6)	(11)
Interest expense	(3)	(7)
Other	(2)
Income taxes	(11)	(21)
U.S.
Interest expense and other	(1)	1
Income taxes	9	9
Foreign currency exchange rates, after-tax (a)	(4)	(3)
Special items, after-tax	3	96
Total	$49	$197

(a)	Includes the effect of realized gains (losses) on foreign currency economic hedges.

U.K.

•
Higher utility revenues for the three-month period primarily due to the April 1, 2013 and 2012 price increases which resulted in $50 million of higher utility revenues and $23 million of higher volume due primarily to weather, partially offset by $6 million of lower third-party engineering work.

Higher utility revenues for the six-month period primarily due to the April 1, 2013 and 2012 price increases, which resulted in $113 million of higher utility revenues and $28 million of higher volume due primarily to weather.

•
Higher other operation and maintenance for the three-month period primarily due to $6 million of higher network maintenance expense, partially offset by $3 million of lower third-party engineering costs.

Higher other operation and maintenance for the six-month period primarily due to $13 million of higher network maintenance expense.

•	Higher depreciation for the three and six-month periods primarily due to PP&E additions.

•
Higher interest expense for the six-month period primarily due to $4 million of higher interest expense on index-linked notes and $3 million on other long-term debt arising from an April 2012 debt issuance.

•
Higher income taxes for the three-month period primarily due to higher pre-tax income, which increased income taxes by $14 million, and $9 million from a benefit recorded in 2012 due to the tax deductibility of interest on the acquisition financing for WPD Midlands, partially offset by $5 million of lower effective income tax rates and $5 million of prior year adjustments.

Higher income taxes for the six-month period primarily due to higher pre-tax income, which increased income taxes by $30 million, and $9 million from a benefit recorded in 2012 due to the tax deductibility of interest on the acquisition financing for WPD Midlands, partially offset by $11 million of lower effective income tax rates and $6 million of prior year adjustments.

U.S.

•
Lower income taxes for the three-month period primarily due to a $19 million 2013 adjustment related to a ruling obtained from the IRS regarding 2010 U.K. earnings and profits calculations and $4 million of lower income taxes on intercompany loans, partially offset by a $12 million increase to income tax expense attributable to a revision in the expected taxable amount of cash repatriation in 2013.

Lower income taxes for the six-month period primarily due to a $19 million 2013 adjustment related to a ruling obtained from the IRS regarding 2010 U.K. earnings and profits calculations and $8 million of lower income taxes on intercompany loans, partially offset by a $15 million increase to income tax expense attributable to a revision in the expected taxable amount of cash repatriation in 2013.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2013	2012	2013	2012

	Other Income
Foreign currency-related economic hedges, net of tax of $3, ($8), ($39), ($1) (a)	(Expense)-net	$(5)	$16	$73	$2
WPD Midlands acquisition-related adjustments:
	Other Operation
Separation benefits, net of tax of $0, $0, $1, $2	and Maintenance		(4)	(1)	(8)
	Other Operation
Other acquisition-related adjustments, net of tax of $0, ($1), $0, ($1)	and Maintenance		4	(2)	4
Other:
Windfall Profits Tax litigation (b)	Income Taxes	43		43
Change in WPD line loss accrual, net of tax of $5, $0, $5, $0 (c)	Utility	(19)		(19)
Total		$19	$16	$94	$(2)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling, by the U.S. Court of Appeals for the Third Circuit, on the creditability for income tax purposes of the U.K. Windfall Profits Tax.  As a result of the U.S. Supreme Court ruling, PPL recorded an income tax benefit during the three and six months ended June 30, 2013.  See Note 5 to the Financial Statements for additional information.

(c)
WPD Midlands recorded an adjustment to its line loss accrual in June 2013 based on information provided by Ofgem regarding the calculation of line loss incentive/penalty for all network operators related to DPCR4, a price control period that ended prior to PPL's acquisition of WPD Midlands.  See Note 6 to the Financial Statements for additional information.

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by higher electricity delivery revenue and lower income taxes, partially offset by higher operation and maintenance expense, higher depreciation and higher interest expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 5, 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes PPL Electric's regulated electricity transmission and distribution operations.  In addition, the Pennsylvania Regulated segment is allocated certain financing costs.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Utility revenues
External	$413	$403	2	$925	$860	8
Intersegment	1	1		2	2
Total utility revenues	414	404	2	927	862	8
Energy purchases
External	120	120		292	273	7
Intersegment	12	17	(29)	26	38	(32)
Other operation and maintenance	124	143	(13)	257	283	(9)
Depreciation	44	39	13	87	78	12
Taxes, other than income	22	22		52	48	8
Total operating expenses	322	341	(6)	714	720	(1)
Other Income (Expense) - net	2	1	100	3	3
Interest Expense	25	24	4	50	48	4
Income Taxes	24	11	118	57	31	84
Net Income	45	29	55	109	66	65
Net Income Attributable to Noncontrolling Interests			n/a		4	(100)
Net Income Attributable to PPL Shareowners	$45	$29	55	$109	$62	76

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Pennsylvania Gross Delivery Margins.

	Three Months	Six Months

Pennsylvania Gross Delivery Margins	$21	$61
Other operation and maintenance	13	20
Depreciation	(5)	(9)
Interest Expense	(1)	(2)
Other	1	(1)
Income Taxes	(13)	(26)
Noncontrolling Interests		4
Total	$16	$47

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Lower other operation and maintenance for the three-month period primarily due to lower corporate service costs of $6 million and lower vegetation management of $2 million.

Lower other operation and maintenance for the six-month period primarily due to lower corporate service costs of $11 million and lower vegetation management of $3 million.

•
Higher depreciation for the three and six-month periods primarily due to the impact of PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system and replace aging infrastructure.

•	Higher income taxes for the three and six-month periods primarily due to higher pre-tax income.

2013 Outlook

Excluding special items, PPL projects higher segment earnings in 2013 compared with 2012, primarily driven by higher distribution revenues from a distribution base rate increase and higher transmission margins, partially offset by higher depreciation and higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A.  Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's energy marketing and trading activities, as well as its competitive generation operations.  In addition, the Supply segment is allocated certain financing costs.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2013	2012	% Change	2013	2012	% Change
Energy revenues
External (a)	$1,658	$816	103	$2,039	$3,106	(34)
Intersegment	12	17	(29)	26	38	(32)
Energy-related businesses	122	115	6	235	213	10
Total operating revenues	1,792	948	89	2,300	3,357	(31)
Fuel (a)	224	196	14	522	407	28
Energy purchases
External (a)	897	191	370	697	1,438	(52)
Intersegment	1		n/a	2	1	100
Other operation and maintenance	270	293	(8)	505	548	(8)
Depreciation	79	70	13	157	135	16
Taxes, other than income	16	17	(6)	33	35	(6)
Energy-related businesses	118	113	4	228	210	9
Total operating expenses	1,605	880	82	2,144	2,774	(23)
Other Income (Expense) - net	12	4	200	16	9	78
Other-Than-Temporary Impairments		1	(100)		1	(100)
Interest Expense	60	53	13	120	101	19
Income Taxes	62	6	933	21	177	(88)
Net Income Attributable to PPL Shareowners	$77	$12	542	$31	$313	(90)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the following factors, which reflect reclassifications for items included in Unregulated Gross Energy Margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Six Months

Unregulated Gross Energy Margins	$(88)	$(195)
Other operation and maintenance	16	29
Depreciation	(9)	(22)
Taxes, other than income	3	4
Other Income (Expense) - net	9	10
Interest expense	(7)	(19)
Other	2	2
Income Taxes	27	60
Special items, after-tax	112	(151)
Total	$65	$(282)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Lower other operation and maintenance for the three-month period primarily due to $11 million of lower 2013 project and refueling outage costs at PPL Susquehanna and $4 million of Brunner Island Unit 3 outage costs in 2012 with no comparable outage in 2013.

Lower other operation and maintenance for the six-month period primarily due to $19 million of Brunner Island Unit 3 outage costs in 2012 with no comparable outage in 2013 and $17 million of lower 2013 project and refueling outage costs at PPL Susquehanna, partially offset by $5 million of Conemaugh Unit 2 outage costs in 2013 with no comparable outage in 2012.

•	Higher depreciation for the three and six-month periods primarily due to PP&E additions. The six-month period also includes $6 million attributable to the Ironwood Acquisition.

•	Higher other income (expense) - net for the three and six-month periods partially due to the impact of a worker's compensation adjustment of $4 million.

•
Higher interest expense for the six-month period due to $7 million from PPL Capital Funding's June 2012 $400 million debt issuance, $6 million due to lower capitalized interest in 2013 and $4 million due to financing associated with PPL Ironwood.  Interest expense associated with certain PPL Capital Funding debt issuances is allocated to the Supply segment.

•
Lower income taxes for the three and six-month periods due to lower pre-tax income in 2013, which reduced income taxes by $30 million and $77 million, partially offset for the six-month period by an $11 million benefit from a state tax rate change recorded in 2012.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2013	2012	2013	2012

Adjusted energy-related economic activity, net, net of tax of ($51), $23, $28, ($79)	(a)	$76	$(32)	$(41)	$118
Impairments:
Adjustments - nuclear decommissioning trust investments, net of tax of $0, ($1), $0, ($2)	Other Income-net				1
Other:
Change in tax accounting method related to repairs	Income Taxes	(3)		(3)
	Other Operation
Counterparty bankruptcy, net of tax of ($1), $0, ($1), $5 (b)	and Maintenance	1		1	(6)
Wholesale supply cost reimbursement, net of tax of $0, $0, $0, $0	(c)		1		1
	Other Operation
Ash basin leak remediation adjustment, net of tax of $0, $0, $0, ($1)	and Maintenance				1
Coal contract modification payments, net of tax of $0, $5, $0, $5 (d)	Fuel		(7)		(7)
Total		$74	$(38)	$(43)	$108

(a)	See "Reconciliation of Economic Activity" below.

(b)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.  In June 2013, PPL EnergyPlus received an approval for an administrative claim in the amount of $2 million.

(c)	Recorded in "Wholesale energy marketing - Realized" on the Statement of Income.
(d)
As a result of lower electricity and natural gas prices, coal-fired generation output decreased during 2012.  Contract modification payments were incurred to reduce 2012 and 2013 contracted coal deliveries.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended June 30, to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months		Six Months
	2013	2012	2013	2012
Operating Revenues
Unregulated retail electric and gas	$20	$(12)	$12	$(2)
Wholesale energy marketing	590	(458)	(232)	394
Operating Expenses
Fuel	(4)	(16)	(5)	(14)
Energy Purchases	(479)	442	155	(149)
Energy-related economic activity (a)	127	(44)	(70)	229
Option premiums		1	1	1
Adjusted energy-related economic activity	127	(43)	(69)	230
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010		12		33
Adjusted energy-related economic activity, net, pre-tax	$127	$(55)	$(69)	$197

Adjusted energy-related economic activity, net, after-tax	$76	$(32)	$(41)	$118

(a)	See Note 14 to the Financial Statements for additional information.

2013 Outlook

Excluding special items, PPL projects lower segment earnings in 2013 compared with 2012, primarily driven by lower energy prices, higher fuel costs, higher depreciation and higher financing costs, partially offset by lower operation and maintenance expense, higher capacity prices and higher nuclear generation output.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as three non-GAAP financial measures:  "Kentucky Gross Margins," "Pennsylvania Gross Delivery Margins" and "Unregulated Gross Energy Margins."  These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL believes that these measures provide additional criteria to make investment decisions.  These performance measures are used, in conjunction with other information, internally by senior management and the Board of Directors to manage the Kentucky Regulated, Pennsylvania Regulated and Supply segment operations, analyze each respective segment's actual results compared with budget and, in certain cases, to measure certain corporate financial goals used in determining variable compensation.

PPL's three non-GAAP financial measures include:

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, return on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR, DSM and GLT, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from the Kentucky Regulated segment's operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the table below.  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's electric delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges and gross receipts tax, which is recorded in "Taxes, other than income".  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "PLR intersegment utility revenue (expense)" in the table below.  PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the premium amortization associated with options and for 2012 the ineffective portion of qualifying cash flow hedges and realized economic activity associated with the monetization of certain full-requirement sales contracts in 2010.  This economic activity was deferred, with the exception of the full-requirement sales contracts that were monetized, and included in Unregulated Gross Energy Margins over the delivery period that was hedged or upon realization.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile PPL's three non-GAAP financial measures to "Operating Income" for the periods ended June 30.

	2013 Three Months						2012 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross			Operating	Kentucky	PA Gross	Gross			Operating
	Gross	Delivery	Energy			Income	Gross	Delivery	Energy			Income
	Margins	Margins	Margins	Other (a)		(b)	Margins	Margins	Margins	Other (a)		(b)

Operating Revenues
Utility	$682	$413		$560	(c)	$1,655	$658	$403		$544	(c)	$1,605
PLR intersegment utility
revenue (expense) (d)		(12)	$12					(17)	$17
Unregulated retail
electric and gas			237	20	(f)	257			192	(13)	(f)	179
Wholesale energy marketing
Realized			812	(1)		811			1,075	8	(e)	1,083
Unrealized economic
activity				590	(f)	590				(458)	(f)	(458)
Net energy trading margins									10			10
Energy-related businesses				137		137				130		130
Total Operating Revenues	682	401	1,061	1,306		3,450	658	386	1,294	211		2,549

	2013 Three Months						2012 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross			Operating	Kentucky	PA Gross	Gross			Operating
	Gross	Delivery	Energy			Income	Gross	Delivery	Energy			Income
	Margins	Margins	Margins	Other (a)		(b)	Margins	Margins	Margins	Other (a)		(b)

Operating Expenses
Fuel	216		223	2		441	215		170	26	(g)	411
Energy purchases
Realized	37	120	419	(4)		572	34	120	617	16	(e)	787
Unrealized economic
activity				479	(f)	479				(442)	(f)	(442)
Other operation and
maintenance	23	21	3	651		698	24	26	7	682		739
Depreciation	2			284		286	13			258		271
Taxes, other than income		19	10	57		86		20	7	60		87
Energy-related businesses				130		130				124		124
Intercompany eliminations		(1)	1					(1)		1
Total Operating Expenses	278	159	656	1,599		2,692	286	165	801	725		1,977
Total	$404	$242	$405	$(293)		$758	$372	$221	$493	$(514)		$572

	2013 Six Months						2012 Six Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross			Operating	Kentucky	PA Gross	Gross			Operating
	Gross	Delivery	Energy			Income	Gross	Delivery	Energy			Income
	Margins	Margins	Margins	Other (a)		(b)	Margins	Margins	Margins	Other (a)		(b)

Operating Revenues
Utility	$1,482	$925		$1,198	(c)	$3,605	$1,363	$860		$1,096	(c)	$3,319
PLR intersegment utility
revenue (expense) (d)		(26)	$26					(38)	$38
Unregulated retail
electric and gas			483	11	(f)	494			406	(4)	(f)	402
Wholesale energy marketing
Realized			1,789	(2)		1,787			2,279	12	(e)	2,291
Unrealized economic
activity				(232)	(f)	(232)				394	(f)	394
Net energy trading margins			(11)			(11)			18			18
Energy-related businesses				264		264				237		237
Total Operating Revenues	1,482	899	2,287	1,239		5,907	1,363	822	2,741	1,735		6,661

Operating Expenses
Fuel	447		522	1		970	428		385	22	(g)	835
Energy purchases
Realized	123	292	855	(7)		1,263	108	273	1,251	38	(e)	1,670
Unrealized economic
activity				(155)	(f)	(155)				149	(f)	149
Other operation and
maintenance	48	43	8	1,275		1,374	46	49	11	1,339		1,445
Depreciation	2			568		570	26			509		535
Taxes, other than income		47	18	117		182		44	16	118		178
Energy-related businesses				252		252				226		226
Intercompany eliminations		(2)	2					(2)	1	1
Total Operating Expenses	620	380	1,405	2,051		4,456	608	364	1,664	2,402		5,038
Total	$862	$519	$882	$(812)		$1,451	$755	$458	$1,077	$(667)		$1,623

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and six months ended June 30, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $12 million and $33 million related to the monetization of certain full-requirement sales contracts.

(f)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(g)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and six months ended June 30, 2012 include a pre-tax loss of $12 million related to coal contract modification payments.

Changes in Non-GAAP Financial Measures

The following table shows PPL's three non-GAAP financial measures for the periods ended June 30 as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months			Six Months
	2013	2012	Change	2013	2012	Change

Kentucky Gross Margins	$404	$372	$32	$862	$755	$107
PA Gross Delivery Margins by Component
Distribution	$183	$170	$13	$407	$359	$48
Transmission	59	51	8	112	99	13
Total	$242	$221	$21	$519	$458	$61

Unregulated Gross Energy Margins by Region
Non-trading
Eastern U.S.	$349	$407	$(58)	$779	$896	$(117)
Western U.S.	56	76	(20)	114	163	(49)
Net energy trading		10	(10)	(11)	18	(29)
Total	$405	$493	$(88)	$882	$1,077	$(195)

Kentucky Gross Margins

Margins increased for the three months ended June 30, 2013 compared with 2012, primarily due to higher base rates of $25 million, environmental cost recoveries added to base rates of $14 million and increased environmental investments of $3 million, partially offset by lower volumes of $9 million.  The change in volumes was partially attributable to weather, as cooling degree days decreased 14% compared to the same period in 2012.

Margins increased for the six months ended June 30, 2013 compared with 2012, primarily due to higher base rates of $56 million, environmental cost recoveries added to base rates of $32 million, increased environmental investments of $10 million and higher volumes of $10 million.  The change in volumes was attributable to weather, as heating degree days increased 40% compared to the same period in 2012, offsetting the lower cooling degree days for the three-month period.

The increase in base rates was the result of new KPSC rates effective January 1, 2013.  The environmental cost recoveries added to base rates were due to the elimination of the 2005 and 2006 ECR plans as a result of the 2012 Kentucky rate cases.  This elimination results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Margins in 2013, while the recovery of such costs remain in Margins through base rates.

Pennsylvania Gross Delivery Margins

Distribution

Margins increased for the three months ended June 30, 2013 compared with 2012, primarily due to an $11 million favorable effect of price as a result of higher base rates, effective January 1, 2013.

Margins increased for the six months ended June 30, 2013 compared with 2012, primarily due to a $13 million adverse effect of mild weather in 2012 and a $32 million favorable effect of price, largely comprised of higher base rates, effective January 1, 2013, and higher volumes of $4 million.

Transmission

Margins increased for the three and six months ended June 30, 2013 compared with 2012, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

The increase (decrease) in non-trading margins for the periods ended June 30, 2013 compared with 2012 were due to:

	Three Months	Six Months

Baseload energy prices	$(121)	$(246)
Nuclear fuel prices	(4)	(10)
Coal prices	1	(9)
Intermediate and peaking Spark Spreads	(7)	7
Nuclear generation volume	9	9
Full-requirement sales contracts	5	10
Gas optimization and storage	10	11
Ironwood Acquisition which eliminated tolling expense	2	17
Net economic availability of coal and hydroelectric plants	7	39
Capacity prices	36	47
Other	4	8
Total	$(58)	$(117)

Western U.S.

Non-trading margins for the three and six months ended June 30, 2013 compared with the same periods in 2012 were lower due to $20 million and $59 million of lower wholesale prices.  The six-month period was partially offset by $7 million of higher wholesale volumes.

Net Energy Trading Margins

Net energy trading margins for the three months ended June 30, 2013 compared with the same period in 2012 decreased as a result of lower margins of $5 million on power positions and $3 million on FTRs.

Net energy trading margins for the six months ended June 30, 2013 compared with the same period in 2012 decreased as a result of lower margins of $15 million on gas positions and $7 million on power positions.

Utility Revenues

The increase (decrease) in utility revenues for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months
Domestic:
PPL Electric (a)	$10	$65
LKE (b)	24	119
Total Domestic	34	184

U.K.:
Price (c)	50	113
Volume (d)	23	28
DPCR4 accrual adjustments (e)	(24)	(24)
Foreign currency exchange rates	(26)	(16)
Other (f)	(7)	1
Total U.K.	16	102
Total	$50	$286

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The increase for the three and six-month periods is primarily due to price increases effective April 1, 2013 and April 1, 2012.
(d)	The increase for the three and six-month periods is primarily due to the favorable effect of weather.
(e)
The decrease for the three and six-month periods is due to a $24 million reduction in revenue based on information provided by Ofgem regarding the calculation of line loss incentive/penalty for all network operators related to DPCR4.  See Note 6 to the Financial Statements for additional information.

(f)
The decrease for the three month period is primarily related to a $6 million reduction in third-party engineering revenue, which is partially offset by a reduction in costs in "Other operation and maintenance" on the Statements of Income.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months
Domestic:
Uncollectible accounts (a)	$(4)	$(20)
LKE coal plant outages (b)	(4)	(17)
Brunner Island Unit 3 outage in 2012	(4)	(19)
PPL Susquehanna projects	(6)	(9)
PPL Susquehanna refueling outage	(5)	(8)
Act 129 (c)	(7)	(7)
Conemaugh Unit 2 outage in 2013	3	5
Other generation plant costs	(7)	(1)
Other	(7)	1
U.K.:
Third-party engineering (d)	(3)	2
Network maintenance (e)	6	13
Insurance claim provision release	6	6
Severance compensation (f)	(4)	(8)
Pension	(2)	(4)
Foreign currency exchange rates	(5)	(3)
Other	2	(2)
Total	$(41)	$(71)

(a)
The decrease for the six-month period is primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011.  $11 million of damages billed to SMGT were fully reserved in 2012.

(b)	The decrease for the three and six month periods is due to the timing and scope of scheduled outages.
(c)	The decrease for the three and six month periods is due to a reduction in Act 129 energy efficiency and conservation plan costs for Phase 1 programs. Phase 1 ended May 31, 2013.
(d)	These costs are offset by revenues reflected in "Utility" on the Statement of Income.
(e)	The increase for the three and six month periods is primarily due to higher vegetation management costs.
(f)	The decrease for the three and six month periods is primarily due to costs incurred in 2012 related to the WPD Midlands reorganization.

Depreciation

The increase (decrease) in depreciation for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Additions to PP&E	$23	$44
LKE lower depreciation rates effective January 1, 2013	(6)	(11)
Ironwood Acquisition		6
Other	(2)	(4)
Total	$15	$35

Other Income (Expense) - net

The $17 million decrease in other income (expense) - net for the three months ended June 30, 2013 compared with 2012 was primarily due to a decrease of $21 million from realized and unrealized gains on foreign currency contracts.

The $122 million increase in other income (expense) - net for the six months ended June 30, 2013 compared with 2012 was primarily due to an increase of $116 million from realized and unrealized gains on foreign currency contracts.

See Note 12 to the Financial Statements for additional information on other income (expense) - net.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Long-term debt interest expense (a)	$8	$22
Loss on extinguishment of debt (b)	10	10
Ironwood Acquisition financing		4
Capitalized interest	3	4
Other	1	3
Total	$22	$43

(a)
The increase for the three-month period was primarily due to PPL Capital Funding's debt issuances in March 2013, June 2012 and October 2012.  See Note 7 to the Financial Statements in this Form 10-Q and in PPL's 2012 Form 10-K for additional information.

The increase for the six-month period was primarily due to PPL Capital Funding's debt issuances as discussed above as well as higher accretion expense on WPD index linked notes and interest on WPD (East Midlands') April 2012 issuance of £100 million, 5.25% Senior Notes due 2023.

(b)
In May 2013, PPL Capital Funding remarketed and exchanged junior subordinated notes that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.  See Note 7 to the Financial Statements for additional information.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Higher (lower) pre-tax income	$52	$(67)
Federal and state tax reserve adjustments (a)	(35)	(35)
U.S. income tax on foreign earnings net of foreign tax credit (b)	(6)	(6)
Foreign tax reserve adjustments (c)	8	5
Foreign tax return adjustments	(4)	(4)
Net operating loss carryforward adjustments (d)	3	9
State deferred tax rate change (e)		11
Other	3
Total	$21	$(87)

(a)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling of the U.S. Court of Appeals for the Third Circuit on the creditability of U.K. Windfall Profits Tax for tax purposes.  As a result of this decision, PPL recorded a tax benefit of $44 million during the three and six months ended June 30, 2013.  See Note 5 to the Financial Statements for additional information.

(b)
During the three and six months ended June 30, 2013, PPL recorded a $14 million increase to income tax expense primarily attributable to a revision in the expected taxable amount of cash repatriation in 2013 and recorded a tax benefit of $19 million associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that will be reflected on an amended 2010 U.S. tax return.

(c)	During the three and six months ended June 30, 2012, PPL recorded a tax benefit following resolution of a U.K. tax issue related to the tax deductibility of interest expense.
(d)	During the three and six months ended June 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(e)	During the six months ended June 30, 2012, PPL recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$711	$901
Short-term debt	$1,206	$652

At June 30, 2013, $178 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. income taxes, net of allowable foreign income tax credits.  Historically, dividends paid by foreign subsidiaries have been distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2012 Form 10-K for additional information on undistributed earnings of WPD.

The $190 million decrease in PPL's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $1.8 billion;
•	the payment of $426 million of common stock dividends;
•	net cash provided by operating activities of $947 million;
•	net increase in short-term debt of $563 million; and
•	proceeds of $450 million from the issuance of long-term debt.

PPL's cash provided by operating activities had no net change for the six months ended June 30, 2013 compared with 2012. The result was the net effect of:

•	a $219 million increase in net income, when adjusted for non-cash components; and
•	a $25 million decrease in defined benefit plan funding, offset by
•
a $245 million increase in cash used by components of working capital (primarily due to changes in accounts receivable of $210 million and in counterparty collateral of $118 million, partially offset by a $95 million change in fuel, materials and supplies).

Capital expenditures increased by $488 million for the six months ended June 30, 2013 compared with 2012, primarily due to PPL Electric's Susquehanna-Roseland transmission project and projects to enhance system reliability, and LKE's environmental projects at Mill Creek and Ghent and construction of Cane Run Unit 7.

Credit Facilities

PPL maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At June 30, 2013, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

PPL Energy Supply Credit Facilities	$3,150		$785	$2,365
PPL Electric Credit Facilities	400		86	314
LG&E Syndicated Credit Facility	500		80	420
KU Credit Facilities	598		370	228
Total Domestic Credit Facilities (a)	$4,648		$1,321	$3,327

Total WPD Credit Facilities (b)	£1,055	£193		£862

(a)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 8% of the total committed capacity.

(b)
At June 30, 2013, the USD equivalent of unused capacity under WPD's committed credit facilities was $1.3 billion.  The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

PPL Energy Supply maintains a commercial paper program for up to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At June 30, 2013 and December 31, 2012, PPL Energy Supply had $575 million and $356 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.29% and 0.50%.

PPL Electric maintains a commercial paper program for up to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At June 30, 2013, PPL Electric had $85 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.34%.  PPL Electric had no commercial paper outstanding at December 31, 2012.

In April 2013, LG&E and KU each increased the capacity of their commercial paper programs from $250 million to $350 million to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by LG&E's and KU's Syndicated Credit Facilities.  At June 30, 2013 and December 31, 2012, LG&E had $80 million and $55 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.32% and 0.42%.  At June 30, 2013 and December 31, 2012, KU had $172 million and $70 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.33% and 0.42%.

Long-term Debt and Equity Securities

See "Overview - Financial and Operational Developments" above for information regarding equity forward agreements and the 2010 Equity Units.  PPL has no plans to issue new shares of common stock for the remainder of 2013.

In March 2013, PPL Capital Funding issued $450 million of its 5.90% Junior Subordinated Notes due 2073.  PPL Capital Funding received proceeds of $436 million, net of underwriting fees, which was loaned to or invested in affiliates of PPL Capital Funding and used to fund their capital expenditures and other general corporate purposes.

In July 2013, PPL Electric issued $350 million of 4.75% First Mortgage Bonds due 2043.  PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which will be used for capital expenditures, to fund pension obligations and for other general corporate purposes.

See Note 7 to the Financial Statements for further discussion of Long-term Debt and Equity Securities.

Common Stock Dividends

In May 2013, PPL declared its quarterly common stock dividend, payable July 1, 2013, at 36.75 cents per share (equivalent to $1.47 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

Fitch, Moody's and S&P periodically review the credit ratings on the debt securities of PPL and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL and its subsidiaries are based on information provided by PPL and other sources.  The ratings of Fitch, Moody's and S&P are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.

A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL and its subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The rating agencies took the following actions related to PPL and its subsidiaries during 2013:

In February 2013, Moody's upgraded its rating, from B2 to Ba1, and revised the outlook from under review to stable for PPL Ironwood.

In March 2013, Fitch, Moody's and S&P assigned ratings of BB+, Ba1 and BB+ to PPL Capital Funding's $450 million 5.90% Junior Subordinated Notes due 2073.  Fitch also assigned a stable outlook to these notes.

In April 2013, Fitch affirmed the BBB- rating and stable outlook on PPL Montana's pass-through trust certificates due 2020.

In May 2013, Fitch, Moody's and S&P assigned ratings of BBB, Baa3 and BBB- to PPL Capital Funding's $250 million 1.90% Senior Notes due 2018, $600 million 3.40% Senior Notes due 2023 and $300 million 4.70% Senior Notes due 2043.  Fitch also assigned a stable outlook to these notes.

In July 2013, Fitch, Moody's and S&P assigned ratings of A-, A3 and A- to PPL Electric's $350 million 4.75% First Mortgage Bonds due 2043.  Fitch also assigned a stable outlook to these notes and S&P assigned a recovery rating of 1+.

In July 2013, S&P confirmed the AA+ ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds and KU's 2004 Series A, 2006 Series B and 2008 Series A Environmental Facilities Revenue Bonds.  S&P also confirmed the A-1+ short term rating on these Bonds.

In July 2013, Moody's withdrew its rating and outlook for PPL Ironwood.

In July 2013, S&P lowered its rating, from BBB- to BB+, and retained the negative outlook for PPL Montana's pass-through trust certificates due 2020.

Ratings Triggers

PPL and PPL Energy Supply have various contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions that require PPL and PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial

Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2013.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2012 Form 10-K.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about PPL's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 14 to the Financial Statements for additional information.

To hedge the impact of market price volatility on PPL's energy-related assets, liabilities and other contractual arrangements, PPL both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts range in maturity through 2019.

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2013	2012	2013	2012

Fair value of contracts outstanding at the beginning of the period	$229	$1,215	$473	$1,082
Contracts realized or otherwise settled during the period	(100)	(261)	(237)	(540)
Fair value of new contracts entered into during the period (a)	37	13	46	12
Other changes in fair value	119	(6)	3	407
Fair value of contracts outstanding at the end of the period	$285	$961	$285	$961

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at June 30, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$226	$32	$(10)	$5	$253
Prices based on significant unobservable inputs (Level 3)	10	18	4		32
Fair value of contracts outstanding at the end of the period	$236	$50	$(6)	$5	$285

PPL sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL's trading commodity derivative contracts range in maturity through 2018.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2013	2012	2013	2012

Fair value of contracts outstanding at the beginning of the period	$15	$2	$29	$(4)
Contracts realized or otherwise settled during the period		(1)	(2)	(1)
Fair value of new contracts entered into during the period (a)	(4)	(1)	(16)	5
Other changes in fair value	7	17	7	17
Fair value of contracts outstanding at the end of the period	$18	$17	$18	$17

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$4	$6			$10
Prices based on significant unobservable inputs (Level 3)	6	2			8
Fair value of contracts outstanding at the end of the period	$10	$8			$18

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the six months ended June 30, 2013 was as follows.

		Non-Trading
	Trading VaR	VaR
95% Confidence Level, Five-Day Holding Period
Period End	$2	$8
Average for the Period	4	9
High	6	10
Low	2	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2013.

Interest Rate Risk

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  PPL utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2013, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at June 30, 2013 would increase the fair value of its debt portfolio by $631 million.

At June 30, 2013, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$1,930	$129	$(74)
Cross-currency swaps (d)	1,262	61	(171)
Economic activity
Interest rate swaps (e)	179	(44)	(4)

(a)	Includes accrued interest, if applicable.
(b)
Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.  Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes foreign currency exchange rates.

(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or liabilities, if recoverable through rates.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  The positions outstanding at June 30, 2013 mature through 2044.

(d)
PPL utilizes cross-currency swaps to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  The positions outstanding at June 30, 2013 mature through 2028.

(e)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic positions are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at June 30, 2013 mature through 2033.

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

At June 30, 2013, PPL had the following foreign currency hedges outstanding:

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£166	$11	$(25)
Economic activity (c)	1,185	71	(171)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding at June 30, 2013 mature through 2014.  Excludes the amount of intercompany loans classified as net investment hedges.  See Note 14 to the Financial Statements for additional information.

(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The forwards and options outstanding at June 30, 2013 mature through 2015.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At June 30, 2013, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At June 30, 2013, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $57 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2012 Form 10-K for additional information.

Foreign Currency Translation

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in this exchange rate resulted in a foreign currency translation loss of $269 million for the six months ended June 30, 2013, which primarily reflected a $714 million reduction to PP&E and goodwill offset by a reduction of $445 million to net liabilities.  Changes in this exchange rate resulted in a foreign currency translation loss of $104 million for the six months ended June 30, 2012, which primarily reflected a $259 million reduction to PP&E and goodwill offset by a reduction of $155 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply, PPL Electric, LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL.

Acquisitions, Development and Divestitures

PPL from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the more significant activities.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of PPL's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs for their products or their demand for PPL's services.

Physical effects associated with possible climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL has hydroelectric generating facilities or where river water is used to cool its fossil and nuclear powered generators.  PPL cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.  On July 25, 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and sets rules governing state programs.  Prospects remain uncertain for similar legislation to pass in the U.S. Senate.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL will work with industry groups to comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, PPL is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment); and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected to be issued in November 2013.  The proposed regulation would apply to nearly all PPL-owned steam electric plants in Pennsylvania, Kentucky, and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

GHG Regulations
In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum the EPA was directed to issue a new proposal for new power plants by September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.  The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect PPL and others in the industry as transmission system modifications to improve the ability to withstand major storms may be needed in order to meet those requirements.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL is generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of its Kentucky plants.  Additionally, PPL is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.  The anticipated retirements of certain coal-fired electric generating units are in response to this and other environmental regulations.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade, including the application of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  For the eastern U.S., the EPA had determined that region-wide reductions under the CAIR or CSAPR trading program could be utilized by state programs to satisfy BART requirements.  However, the August 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit (Circuit Court) to vacate and remand CSAPR exposes power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, to reductions in sulfur dioxide and nitrogen oxides as required by BART.

The EPA signed its final Federal Implementation Plan of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for Corette (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, the Circuit Court stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Circuit Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place in the interim, and on June 24, 2013 the U.S. Supreme Court granted the EPA's petition for review of the Circuit Court's decision.

PPL plants in Pennsylvania and Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL's 2012 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment (excluding investments), loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL's 2012 Form 10-K for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Energy Supply and its business strategy, a summary of Net Income Attributable to PPL Energy Supply Member and a discussion of certain events related to PPL Energy Supply's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Energy Supply's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2013 with the same periods in 2012.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile.  This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Energy Supply's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the competitive generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.

The capacity (summer rating) of PPL Energy Supply's competitive electricity generation facilities at June 30, 2013 was:

Ownership or
Lease Interest
Primary Fuel	in MW (a)

Coal (b) (c)	4,146
Natural Gas/Oil	3,316
Nuclear (c)	2,275
Hydro	807
Other (d)	70

Total	10,614

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.  See "Item 2. Properties" in PPL Energy Supply's 2012 Form 10-K for additional information on ownership percentages.

(b)	Includes a leasehold interest held by PPL Montana. See Note 11 to the Financial Statements in PPL Energy Supply's 2012 Form 10-K for additional information.
(c)
Includes units that are jointly owned.  Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs.  See Note 14 to the Financial Statements in PPL Energy Supply's 2012 Form 10-K for additional information.

(d)	Includes facilities owned, controlled or for which PPL Energy Supply has the rights to the output.

Business Strategy

PPL Energy Supply's strategy is to achieve disciplined optimization of energy supply margins while mitigating near-term volatility in both cash flows and earnings.  More specifically, PPL Energy Supply's strategy is to optimize the value from its competitive generation and marketing portfolios.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy

Supply is focused on managing profitability during the current and projected period of low commodity prices.  See "Financial and Operational Developments - Economic and Market Conditions" below.

To manage financing costs and access to credit markets, a key objective for PPL Energy Supply is to maintain a strong credit profile and liquidity position.  In addition, PPL Energy Supply has financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of its generating units.

Financial and Operational Developments

Net Income Attributable to PPL Energy Supply Member

Net Income Attributable to PPL Energy Supply Member for the three and six months ended June 30, 2013 was $86 million and $48 million compared to $19 million and $328 million for the same periods in 2012.

See "Results of Operations" below for further discussion and analysis of the consolidated results of operations.

Economic and Market Conditions

Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development and additional renewable energy sources, primarily wind in the western U.S.  Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in energy and capacity market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, transmission constraints that impact the locational pricing of electricity at PPL Energy Supply's power plants, fuel transportation costs and the level and price of hedging activities.  As a result of these factors, lower energy margins are expected when compared to the 2012 energy margins.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies, and potential plant modifications to burn lower cost fuels.

As previously disclosed, PPL Energy Supply's businesses are subject to extensive federal, state and local environmental laws, rules and regulations, including those surrounding coal combustion residuals, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These more stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL Energy Supply, to announce plans to either temporarily or permanently close, or place in long-term reserve status, certain of their coal-fired generating plants.

In 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.  PPL Energy Supply continues to monitor its Corette plant for potential impairment.  The Corette plant asset group's carrying value at June 30, 2013 was $68 million.  See Note 10 to the Financial Statements for additional information.  PPL Energy Supply believes its remaining competitive generation assets are well positioned to meet the additional environmental requirements based on prior and planned investments and does not currently anticipate the need to temporarily or permanently shut down additional coal-fired plants.

PPL Energy Supply cannot predict the future impact that economic and market conditions and changes in regulatory requirements may have on its financial condition or results of operations.

Susquehanna Turbine Blade Inspection

In the spring of 2013, PPL Susquehanna made modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  The modifications were made during the Unit 2 refueling outage and an additional planned outage for Unit 1.  Additional modifications will be made during the planned outages in 2014 and 2015. Following completion of these modifications, PPL Susquehanna will continue monitoring the turbine blades using enhanced diagnostic equipment.

Colstrip Unit 4 Outage

On July 1, 2013, Colstrip Unit 4 tripped off line as a result of damage that occurred in the unit's generator.  The cost to repair Unit 4 is estimated to be between $30 million to $40 million and is expected to take at least six months to complete.  Property damage insurance for Unit 4 is subject to a $2.5 million self-insured retention.  PPL Montana operates Unit 4 pursuant to an agreement with the owners and, pursuant to a separate agreement with NorthWestern, is entitled to receive 15% of Unit 4's electricity output and is responsible for 15% of the capital, operating, maintenance and repair costs associated with Unit 4.  PPL Montana's estimated pre-tax loss of earnings attributable to the Unit 4 outage is between $5 million and $10 million.

Results of Operations

The following discussion provides a summary of PPL Energy Supply's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Unregulated Gross Energy Margins by region and principal line items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2013 with the same periods in 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income Attributable to PPL Energy Supply Member for the periods ended June 30 was:

	Three Months		Six Months
	2013	2012	2013	2012

Net Income Attributable to PPL Energy Supply Member	$86	$19	$48	$328

The changes in the components of Net Income Attributable to PPL Energy Supply Member between these periods were due to the following factors, which reflect reclassifications for items included in Unregulated Gross Energy Margins and certain items that management considers special.  See additional detail of these special items in the tables below.

	Three Months	Six Months

Unregulated Gross Energy Margins	$(88)	$(195)
Other operation and maintenance	17	30
Depreciation	(10)	(24)
Taxes, other than income	3	4
Other Income (Expense) - net	7	8
Interest Expense	(3)	(12)
Other	4	2
Income Taxes	25	58
Special items, after-tax	112	(151)
Total	$67	$(280)

•	See "Statement of Income Analysis - Unregulated Gross Energy Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Lower other operation and maintenance for the three-month period primarily due to $11 million of lower 2013 project and refueling outage costs at PPL Susquehanna and $4 million of Brunner Island Unit 3 outage costs in 2012 with no comparable outage in 2013.

Lower other operation and maintenance for the six-month period primarily due to $19 million of Brunner Island Unit 3 outage costs in 2012 with no comparable outage in 2013 and $17 million of lower 2013 project and refueling outage costs at PPL Susquehanna, partially offset by $5 million of Conemaugh Unit 2 outage costs in 2013 with no comparable outage in 2012.

•	Higher depreciation for the three and six-month periods primarily due to PP&E additions. The six-month period also includes $6 million attributable to the Ironwood Acquisition.

•	Higher other income (expense) - net for the three and six-month periods partially due to the impact of a worker's compensation adjustment of $4 million.

•	Higher interest expense for the six-month period primarily due to $6 million of lower capitalized interest in 2013 and $4 million due to financings associated with PPL Ironwood.

•
Lower income taxes for the three and six-month periods due to lower pre-tax income in 2013, which reduced income taxes by $30 million and $77 million, partially offset for the six-month period by an $11 million benefit from a state tax rate change recorded in 2012.

The following after-tax gains (losses), which management considers special items, also impacted the results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2013	2012	2013	2012

Adjusted energy-related economic activity, net, net of tax of ($51), $23, $28, ($79)	(a)	$76	$(32)	$(41)	$118
Impairments:
Adjustments - nuclear decommissioning trust investments, net of tax of $0, ($1), $0, ($2)	Other Income-net				1
Other:
Change in tax accounting method related to repairs	Income Taxes	(3)		(3)
	Other Operation
Counterparty bankruptcy, net of tax of ($1), $0, ($1), $5 (b)	and Maintenance	1		1	(6)
Wholesale supply cost reimbursement, net of tax of $0, $0, $0, $0	(c)		1		1
	Other Operation
Ash basin leak remediation adjustment, net of tax of $0, $0, $0, ($1)	and Maintenance				1
Coal contract modification payments, net of tax of $0, $5, $0, $5 (d)	Fuel		(7)		(7)
Total		$74	$(38)	$(43)	$108

(a)	See "Reconciliation of Economic Activity" below.
(b)
In October 2011, a wholesale customer, SMGT, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy code.  In 2012, PPL EnergyPlus recorded an additional allowance for unpaid amounts under the long-term power contract.  In March 2012, the U.S. Bankruptcy Court for the District of Montana approved the request to terminate the contract, effective April 1, 2012.  In June 2013, PPL EnergyPlus received an approval for an administrative claim in the amount of $2 million.

(c)	Recorded in "Wholesale energy marketing - Realized" on the Statement of Income.
(d)
As a result of lower electricity and natural gas prices, coal-fired generation output decreased during 2012.  Contract modification payments were incurred to reduce 2012 and 2013 contracted coal deliveries.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended June 30, to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months		Six Months
	2013	2012	2013	2012
Operating Revenues
Unregulated retail electric and gas	$20	$(12)	$12	$(2)
Wholesale energy marketing	590	(458)	(232)	394
Operating Expenses
Fuel	(4)	(16)	(5)	(14)
Energy Purchases	(479)	442	155	(149)
Energy-related economic activity (a)	127	(44)	(70)	229
Option premiums		1	1	1
Adjusted energy-related economic activity	127	(43)	(69)	230
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010		12		33
Adjusted energy-related economic activity, net, pre-tax	$127	$(55)	$(69)	$197

Adjusted energy-related economic activity, net, after-tax	$76	$(32)	$(41)	$118

(a)	See Note 14 to the Financial Statements for additional information.

2013 Outlook

Excluding special items, PPL Energy Supply projects lower earnings in 2013 compared with 2012, primarily driven by lower energy prices, higher fuel costs, higher depreciation and higher financing costs, partially offset by lower operation and maintenance expense, higher capacity prices and higher nuclear generation output.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Energy Supply's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, PPL Energy Supply's energy revenues are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges and gross receipts tax, which is recorded in "Taxes, other than income".  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "Wholesale energy marketing to affiliate" revenue.  PPL Energy Supply excludes from "Unregulated Gross Energy Margins" adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in adjusted energy-related economic activity is the premium amortization associated with options and for 2012 the ineffective portion of qualifying cash flow hedges and realized economic activity associated with the monetization of certain full-requirement sales contracts in 2010.  This economic activity was deferred, with the exception of the full-requirement sales contracts that were monetized, and included in "Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage PPL Energy Supply's operations, analyze actual results compared with budget and measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Unregulated Gross Energy Margins" as defined by PPL Energy Supply to "Operating Income" for the periods ended June 30.

	2013 Three Months				2012 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$812	$(1)		$811	$1,075	$8	(c)	$1,083
Unrealized economic activity		590	(d)	590		(458)	(d)	(458)
Wholesale energy marketing
to affiliate	12			12	17			17
Unregulated retail electric and gas	237	20	(d)	257	192	(12)	(d)	180
Net energy trading margins					10			10
Energy-related businesses		122		122		112		112
Total Operating Revenues	1,061	731		1,792	1,294	(350)		944

Operating Expenses
Fuel	223	1		224	170	26	(e)	196
Energy purchases
Realized	419	(1)		418	617	18	(c)	635
Unrealized economic activity		479	(d)	479		(442)	(d)	(442)
Energy purchases from affiliate	1			1
Other operation and maintenance	3	267		270	7	287		294
Depreciation		79		79		69		69
Taxes, other than income	10	6		16	7	10		17
Energy-related businesses		118		118		109		109
Total Operating Expenses	656	949		1,605	801	77		878
Total	$405	$(218)		$187	$493	$(427)		$66

	2013 Six Months				2012 Six Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Wholesale energy marketing
Realized	$1,789	$(2)		$1,787	$2,279	$12	(c)	$2,291
Unrealized economic activity		(232)	(d)	(232)		394	(d)	394
Wholesale energy marketing
to affiliate	26			26	38			38
Unregulated retail electric and gas	483	12	(d)	495	406	(2)	(d)	404
Net energy trading margins	(11)			(11)	18			18
Energy-related businesses		235		235		208		208
Total Operating Revenues	2,287	13		2,300	2,741	612		3,353

Operating Expenses
Fuel	522			522	385	22	(e)	407
Energy purchases
Realized	855	(3)		852	1,251	43	(c)	1,294
Unrealized economic activity		(155)	(d)	(155)		149	(d)	149
Energy purchases from affiliate	2			2	1			1
Other operation and maintenance	8	497		505	11	538		549
Depreciation		157		157		133		133
Taxes, other than income	18	15		33	16	19		35
Energy-related businesses		228		228		201		201
Total Operating Expenses	1,405	739		2,144	1,664	1,105		2,769
Total	$882	$(726)		$156	$1,077	$(493)		$584

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and six months ended June 30, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $12 million and $33 million related to the monetization of certain full-requirement sales contracts.

(d)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and six months ended June 30, 2012 include a pre-tax loss of $12 million related to coal contract modification payments.

Changes in Non-GAAP Financial Measures

Unregulated Gross Energy Margins are generated through PPL Energy Supply's competitive non-trading and trading activities.  PPL Energy Supply's non-trading energy business is managed on a geographic basis that is aligned with its generation fleet.  The following table shows PPL Energy Supply's non-GAAP financial measure, Unregulated Gross Energy Margins, for the periods ended June 30, as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months			Six Months
	2013	2012	Change	2013	2012	Change

Non-trading
Eastern U.S.	$349	$407	$(58)	$779	$896	$(117)
Western U.S.	56	76	(20)	114	163	(49)
Net energy trading		10	(10)	(11)	18	(29)
Total	$405	$493	$(88)	$882	$1,077	$(195)

Unregulated Gross Energy Margins

Eastern U.S.

The increase (decrease) in non-trading margins for the periods ended June 30, 2013 compared with 2012 were due to:

	Three Months	Six Months

Baseload energy prices	$(121)	$(246)
Nuclear fuel prices	(4)	(10)
Coal prices	1	(9)
Intermediate and peaking Spark Spreads	(7)	7
Nuclear generation volume	9	9
Full-requirement sales contracts	5	10
Gas optimization and storage	10	11
Ironwood Acquisition which eliminated tolling expense	2	17
Net economic availability of coal and hydroelectric plants	7	39
Capacity prices	36	47
Other	4	8
Total	$(58)	$(117)

Western U.S.

Non-trading margins for the three and six months ended June 30, 2013 compared with the same periods in 2012 were lower due to $20 million and $59 million of lower wholesale prices.  The six-month period was partially offset by $7 million of higher wholesale volumes.

Net Energy Trading Margins

Net energy trading margins for the three months ended June 30, 2013 compared with the same period in 2012 decreased as a result of lower margins of $5 million on power positions and $3 million on FTRs.

Net energy trading margins for the six months ended June 30, 2013 compared with the same period in 2012 decreased as a result of lower margins of $15 million on gas positions and $7 million on power positions.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Brunner Island Unit 3 outage in 2012	$(4)	$(19)
Uncollectible accounts (a)	(4)	(15)
PPL Susquehanna projects	(6)	(9)
PPL Susquehanna refueling outage	(5)	(8)
Conemaugh Unit 2 outage in 2013	3	5
Other generation plant costs	(7)	(1)
Other	(1)	3
Total	$(24)	$(44)

(a)
The decrease for the six-month period is primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011.  $11 million of damages billed to SMGT were fully reserved in 2012.

Depreciation

Depreciation increased by $10 million and $24 million for the three and six months ended June 30, 2013 compared with 2012, primarily due to $10 million and $20 million related to PP&E additions, and $6 million attributable to the Ironwood Acquisition for the six-month period.

Other Income (Expense) - net

For the three and six months ended June 30, 2013 compared with 2012, other income (expense) - net increased by $6 million and $5 million, primarily due to the impact of a $4 million worker's compensation adjustment.

See Note 12 to the Financial Statements for additional information on other income (expense) - net.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Ironwood Acquisition financing		$4
Capitalized interest	$3	6
Other		2
Total	$3	$12

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Higher (lower) pre-tax income	$53	$(172)
Federal and state tax reserve adjustments (a)	7	6
State deferred tax rate change (b)		11
Other	(2)	1
Total	$58	$(154)

(a)
During the three and six months ended June 30, 2013, PPL Energy Supply reversed $3 million tax benefit related to a 2008 change in method of accounting for certain expenditures for tax purposes and recorded $4 million in federal tax reserves related to differences in over (under) payment interest rates applied to audit claims as a result of the U.S. Supreme Court decision related to the Windfall Profits tax.

(b)	During the six months ended June 30, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$265	$413
Short-term debt	$575	$356

The $148 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	distributions to Member of $408 million;
•	capital expenditures of $241 million;
•	net cash provided by operating activities of $227 million;
•	contributions from Member of $105 million; and
•	an increase in short-term debt of $219 million.

PPL Energy Supply's cash provided by operating activities decreased by $81 million for the six months ended June 30, 2013, compared with 2012.  This was partially due to a $37 million increase in defined benefit plans funding and an $11 million increase in cash used by components of working capital (primarily due to changes in counterparty collateral of $118 million, partially offset by changes in fuel, materials and supplies of $79 million).  In addition, a change of $31 million in other operating activities contributed to the decrease, partially due to changes in certain tax-related accounts.

Credit Facilities

PPL Energy Supply maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At June 30, 2013, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

PPL Energy Supply Credit Facilities (a)	$3,150		$785	$2,365

(a)
The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 9% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Commercial Paper

PPL Energy Supply maintains a commercial paper program for up to $750 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Energy Supply's Syndicated Credit Facility.  At June 30, 2013 and December 31, 2012, PPL Energy Supply had $575 million and $356 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheets, at weighted-average interest rates of 0.29% and 0.50%.

Rating Agency Actions

Fitch, Moody's and S&P periodically review the credit ratings on the debt securities of PPL Energy Supply and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources.  The ratings of Fitch, Moody's and S&P are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.

A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL Energy Supply and its subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The rating agencies took the following actions related to PPL Energy Supply and its subsidiaries in 2013:

In February 2013, Moody's upgraded its rating, from B2 to Ba1, and revised the outlook from under review to stable for PPL Ironwood.

In April 2013, Fitch affirmed the BBB- rating and stable outlook on PPL Montana's pass-through trust certificates due 2020.

In July 2013, Moody's withdrew its rating and outlook for PPL Ironwood.

In July 2013, S&P lowered its rating, from BBB- to BB+, and retained the negative outlook for PPL Montana's pass-through trust certificates due 2020.

Ratings Triggers

PPL Energy Supply has various contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions that require PPL Energy Supply to post additional collateral or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2013.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2012 Form 10-K.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about PPL Energy Supply's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 14 to the Financial Statements for additional information.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts range in maturity through 2019.

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2013	2012	2013	2012

Fair value of contracts outstanding at the beginning of the period	$229	$1,215	$473	$1,082
Contracts realized or otherwise settled during the period	(100)	(261)	(237)	(540)
Fair value of new contracts entered into during the period (a)	37	13	46	12
Other changes in fair value	119	(6)	3	407
Fair value of contracts outstanding at the end of the period	$285	$961	$285	$961

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at June 30, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$226	$32	$(10)	$5	$253
Prices based on significant unobservable inputs (Level 3)	10	18	4		32
Fair value of contracts outstanding at the end of the period	$236	$50	$(6)	$5	$285

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2018.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended June 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Six Months
	2013	2012	2013	2012

Fair value of contracts outstanding at the beginning of the period	$15	$2	$29	$(4)
Contracts realized or otherwise settled during the period		(1)	(2)	(1)
Fair value of new contracts entered into during the period (a)	(4)	(1)	(16)	5
Other changes in fair value	7	17	7	17
Fair value of contracts outstanding at the end of the period	$18	$17	$18	$17

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$4	$6			$10
Prices based on significant unobservable inputs (Level 3)	6	2			8
Fair value of contracts outstanding at the end of the period	$10	$8			$18

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the six months ended June 30, 2013 was as follows.

		Non-Trading
	Trading VaR	VaR
95% Confidence Level, Five-Day Holding Period
Period End	$2	$8
Average for the Period	4	9
High	6	10
Low	2	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2013.

Interest Rate Risk

PPL Energy Supply and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding at June 30, 2013.

At June 30, 2013, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at June 30, 2013 would increase the fair value of its debt portfolio by $50 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At June 30, 2013, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At June 30, 2013, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $57 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2012 Form 10-K for additional information.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL Energy Supply.  See Note 11 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

PPL Energy Supply from time to time evaluates opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the more significant activities.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL Energy Supply's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of PPL Energy Supply's business.  The costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, cost may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs for their products or their demand for PPL Energy Supply's services.

Physical effects associated with possible climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL Energy Supply's generation assets as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL Energy Supply has hydroelectric generating facilities or where river water is used to cool its fossil and nuclear powered generators.  PPL Energy Supply cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.  On July 25, 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and sets rules governing state programs.  Prospects remain uncertain for similar legislation to pass in the U.S. Senate.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact PPL Energy Supply's coal-fired plants.  PPL Energy Supply will work with industry groups to comment on the proposed regulation.  A final regulation is expected in May 2014.  At the present time, PPL Energy Supply is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structures Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plants cooling water system (entrainment); and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected to be issued in November 2013.  The proposed regulation would apply to nearly all PPL Energy Supply-owned steam electric plants in Pennsylvania and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL Energy Supply's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

GHG Regulations
In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum the EPA was directed to issue a new proposal for new power plants by September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and the state implementation plans.  The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL Energy Supply is generally well-positioned to comply with MATS due to its recent investment in, and installation of, environmental controls such as wet flue gas desulfurization systems.  PPL Energy Supply is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade, including the application of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  For the eastern U.S. the EPA had determined that region-wide reductions under the CAIR or CSAPR trading program could be utilized by states programs to satisfy BART requirements.  However, the August 2012 decision by the U.S. Court of Appeals for the District of Columbia Circuit (Circuit Court) to

vacate and remand CSAPR will likely expose power plants located in the eastern U.S., including PPL Energy Supply's plants in Pennsylvania, to reductions in sulfur dioxide and nitrogen oxides as required by BART.

The EPA signed its final Federal Implementation Plan of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for Corette (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, the Circuit Court stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Circuit Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place in the interim, and on June 24, 2013 the U.S. Supreme Court granted the EPA's petition for review of the Circuit Court's decision.

PPL Energy Supply plants in Pennsylvania will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2012 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment (excluding investments), loss accruals, AROs and income taxes.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Energy Supply's 2012 Form 10-K for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of PPL Electric and its business strategy, a summary of Net Income Available to PPL and a discussion of certain events related to PPL Electric's results of operations and financial condition.

•
"Results of Operations" provides a summary of PPL Electric's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2013 with the same periods in 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of PPL Electric's risk management programs relating to market and credit risk.

Overview

Introduction

PPL Electric is an electricity transmission and distribution service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

Business Strategy

PPL Electric's strategy for its regulated electricity delivery business is to provide safe, reliable service to its customers and achieve stable, long-term growth in earnings and rate base.  Rate base is expected to grow as a result of significant capital expenditure programs aimed at maintaining existing assets and improving system reliability.  PPL Electric is focused on timely recovery of costs, efficient operations, strong customer service and constructive regulatory relationships.

To manage financing costs and access to credit markets and to fund capital expenditure programs, a key objective for PPL Electric is to maintain a strong credit profile and strong liquidity position.

Timely recovery of costs to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets, is required in order to maintain strong cash flows and a strong credit profile.  Traditionally, such cost recovery would be pursued through periodic base rate case proceedings with the PUC.  As such costs continue to increase, more frequent rate case proceedings may be required in order to achieve more timely recovery.  The recently approved DSIC mechanism will help reduce regulatory lag on distribution reliability-related capital investment.  See "Financial and Operational Developments - Distribution System Improvement Charge" below for information on Pennsylvania's new alternative rate-making mechanism.

Transmission costs are recovered through a FERC Formula Rate mechanism, which is updated annually for costs incurred and assets placed in service.  Accordingly, increased costs, including those related to the replacement of aging transmission assets and the PJM-approved Regional Transmission Line Expansion Plan, are recovered on a timely basis.

Financial and Operational Developments

Net Income Available to PPL

Net Income Available to PPL for the three and six months ended June 30, 2013 was $45 million and $109 million compared to $29 million and $62 million for the same periods in 2012, representing a 55% and 76% increase over the same periods in 2012.

See "Results of Operations" below for further discussion and analysis of PPL Electric's earnings.

Rate Case Proceeding

In December 2012, the PUC approved a total distribution revenue increase of about $71 million, using a 10.4% return on equity.  The approved rates became effective January 1, 2013.

Distribution System Improvement Charge

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms - the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery.  In May 2013, the PUC approved PPL Electric's proposal to establish a DSIC, with an initial rate effective July 1, 2013, subject to refund after hearings.  See Note 6 to the Financial Statements for additional information.

FERC Formula Rates

PPL Electric must follow FERC's Uniform System of Accounts, which requires subsidiaries to be presented, for FERC reporting purposes, using the equity method of accounting unless a waiver has been granted.  The FERC has granted waivers of this requirement to other utilities when alternative accounting would more accurately present the integrated operations of a utility and its subsidiaries.  In March 2013, as part of a routine FERC audit of PPL and its subsidiaries, PPL Electric determined that it never obtained a required waiver of the equity method accounting requirement for its subsidiary, PPL Receivables Corporation (PPL Receivables) for FERC Form No. 1 reporting.  In March 2013, PPL Electric filed a request for waiver with the FERC that, if approved, would allow it to continue to consolidate the results of PPL Receivables, as it has done since 2004.  If PPL Electric is not successful in obtaining the waiver, its revenue requirement calculated under the formula rate could be negatively impacted.  The impact, if any, is not known at this time but could range between $0 and $40 million, pre-tax.  PPL Electric cannot predict the outcome of the waiver or audit proceedings, which remain pending before the FERC.  See Note 6 to the Financial Statements for additional information.

Results of Operations

The following discussion provides a summary of PPL Electric's earnings and a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Pennsylvania Gross Delivery Margins by component and principal line items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2013 with the same periods in 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

Earnings

Net Income Available to PPL for the periods ended June 30 was:

	Three Months		Six Months
	2013	2012	2013	2012

Net Income Available to PPL	$45	$29	$109	$62

The changes in the components of Net Income Available to PPL between these periods were due to the following factors which reflect reclassifications for items included in Pennsylvania Gross Delivery Margins.

	Three Months	Six Months

Pennsylvania Gross Delivery Margins	$21	$61
Other operation and maintenance	13	20
Depreciation	(5)	(9)
Interest Expense	(1)	(2)
Other	1	(1)
Income Taxes	(13)	(26)
Distributions on preference stock		4
Total	$16	$47

•	See "Statement of Income Analysis - Pennsylvania Gross Delivery Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Lower other operation and maintenance for the three-month period primarily due to lower corporate service costs of $6 million and lower vegetation management of $2 million.

Lower other operation and maintenance for the six-month period primarily due to lower corporate service costs of $11 million and lower vegetation management of $3 million.

•
Higher depreciation for the three and six-month periods primarily due to the impact of PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system and replace aging infrastructure.

•	Higher income taxes for the three and six-month periods primarily due to higher pre-tax income.

2013 Outlook

Excluding special items, PPL Electric projects higher earnings in 2013 compared with 2012, primarily driven by higher distribution revenues from a distribution base rate increase and higher transmission margins, partially offset by higher depreciation and higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in PPL Electric's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Pennsylvania Gross Delivery Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Energy purchases from affiliate," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income" which is primarily gross receipts tax.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management to manage PPL Electric's operations and analyze actual results to budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Pennsylvania Gross Delivery Margins" to "Operating Income" as defined by PPL Electric for the periods ended June 30.

	2013 Three Months			2012 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$413		$413	$403		$403
Electric revenue from affiliate	1		1	1		1
Total Operating Revenues	414		414	404		404

Operating Expenses
Energy purchases	120		120	120		120
Energy purchases from affiliate	12		12	17		17
Other operation and maintenance	21	$103	124	26	$117	143
Depreciation		44	44		39	39
Taxes, other than income	19	3	22	20	2	22
Total Operating Expenses	172	150	322	183	158	341
Total	$242	$(150)	$92	$221	$(158)	$63

	2013 Six Months			2012 Six Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$925		$925	$860		$860
Electric revenue from affiliate	2		2	2		2
Total Operating Revenues	927		927	862		862

Operating Expenses
Energy purchases	292		292	273		273
Energy purchases from affiliate	26		26	38		38
Other operation and maintenance	43	$214	257	49	$234	283
Depreciation		87	87		78	78
Taxes, other than income	47	5	52	44	4	48
Total Operating Expenses	408	306	714	404	316	720
Total	$519	$(306)	$213	$458	$(316)	$142

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows PPL Electric's non-GAAP financial measure, "Pennsylvania Gross Delivery Margins" for the periods ended June 30, as well as the change between periods.  The factors that gave rise to the change are described below the table.
	Three Months			Six Months
	2013	2012	Change	2013	2012	Change

PA Gross Delivery Margins by Component
Distribution	$183	$170	$13	$407	$359	$48
Transmission	59	51	8	112	99	13
Total	$242	$221	$21	$519	$458	$61

Distribution

Margins increased for the three months ended June 30, 2013 compared with 2012, primarily due to an $11 million favorable effect of price as a result of higher base rates, effective January 1, 2013.

Margins increased for the six months ended June 30, 2013 compared with 2012, primarily due to a $13 million adverse effect of mild weather in 2012 and a $32 million favorable effect of price, largely comprised of higher base rates, effective January 1, 2013, and higher volumes of $4 million.

Transmission

Margins increased for the three and six months ended June 30, 2013 compared with 2012, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Vegetation management	$(2)	$(3)
Act 129 costs (a)	(7)	(7)
Uncollectible accounts	(1)	(3)
Corporate service costs (b)	(6)	(11)
Other	(3)	(2)
Total	$(19)	$(26)

(a)	The decrease is due to a reduction in Act 129 energy efficiency and conservation plan costs for Phase 1 programs. Phase 1 ended May 31, 2013.
(b)	The decrease is partially due to storm insurance policy premiums for coverage that was in place in 2012 but was not renewed in 2013.

Depreciation

Depreciation increased by $5 million and $9 million for the three and six months ended June 30, 2013 compared with 2012, primarily due to PP&E additions as part of ongoing investments to enhance system reliability.

Taxes, Other Than Income

Taxes, other than income increased by $4 million for the six months ended June 30, 2013 compared with 2012, primarily due to higher Pennsylvania gross receipts tax expense due to higher retail electricity revenue.  This tax is included in "Pennsylvania Gross Delivery Margins."

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Higher (lower) pre-tax income	$11	$27
Depreciation not normalized	2
Other		(1)
Total	$13	$26

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$24		$140
Short-term debt	$85	$

The $116 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $451 million;
•	the payment of $66 million of common stock dividends to parent;
•	contributions from parent of $205 million;
•	net cash provided by operating activities of $115 million; and
•	a net increase in short-term debt of $85 million.

PPL Electric's cash provided by operating activities increased by $14 million for the six months ended June 30, 2013 compared with 2012.  The increase was primarily the net effect of a $72 million increase in net income when adjusted for non-cash components, partially offset by an increase of $55 million in cash used by components of working capital.

Capital expenditures increased by $195 million for the six months ended June 30, 2013 compared with 2012, primarily due to the Susquehanna-Roseland transmission project and projects to enhance system reliability.

Credit Facilities

PPL Electric maintains credit facilities to provide liquidity and to backstop commercial paper issuances.  At June 30, 2013, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

PPL Electric Credit Facilities (a)	$400		$86	$314

(a)
The commitments under the $300 million syndicated credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 5% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $300 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility.  At June 30, 2013, PPL Electric had $85 million of commercial paper outstanding, included in "Short-term debt" on the Balance Sheet, at a weighted-average interest rate of 0.34%.  PPL Electric had no commercial paper outstanding at December 31, 2012.

Long-term Debt

In July 2013, PPL Electric issued $350 million of 4.75% First Mortgage Bonds due 2043.  PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which will be used for capital expenditures, to fund pension obligations and for other general corporate purposes.

Rating Agency Actions

Fitch, Moody's and S&P periodically review the credit ratings on the debt securities of PPL Electric.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Electric are based on information provided by PPL Electric and other sources.  The ratings of Fitch, Moody's and S&P are not a recommendation to buy, sell or hold any securities of PPL Electric.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.

A downgrade in PPL Electric's credit ratings could result in higher borrowing costs and reduced access to capital markets.  PPL Electric does not have credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The rating agencies took the following actions related to PPL Electric in 2013:

In July 2013, Fitch, Moody's and S&P assigned ratings of A-, A3 and A- to PPL Electric's $350 million 4.75% First Mortgage Bonds due 2043.  Fitch also assigned a stable outlook to these notes and S&P assigned a recovery rating of 1+.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2012 Form 10-K.

Risk Management

Market Risk and Credit Risk

PPL Electric issues debt to finance its operations, which exposes it to interest rate risk.  At June 30, 2013, PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Electric is also exposed to changes in the fair value of its debt portfolio.  PPL Electric estimated that a 10% decrease in interest rates at June 30, 2013 would increase the fair value of its debt portfolio by $95 million.

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management" in PPL Electric's 2012 Form 10-K for additional information on market and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Physical effects associated with possible climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to PPL Electric's electricity transmission and distribution systems, as well as impacts on customers.  PPL Electric cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

The following is a discussion of the more significant environmental matters.

GHG Regulations
In June 2013, President Obama released his Climate Action Plan which, among other things, calls for actions to be taken to prepare the U.S. for the impacts of climate change.  PPL Electric and others in the industry could be affected by resulting guidelines and standards which may require transmission system modifications to improve the ability of critical infrastructure to withstand major storms.

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in PPL Electric's 2012 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income taxes, regulatory assets and liabilities and revenue recognition - unbilled revenue.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in PPL Electric's 2012 Form 10-K for a discussion of each critical accounting policy.

LG&E AND KU ENERGY LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with LKE's Condensed Consolidated Financial Statements and the accompanying Notes and with LKE's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of LKE and its business strategy, a summary of Net Income and a discussion of certain events related to LKE's results of operations and financial condition.

•
"Results of Operations" provides a summary of LKE's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on LKE's Statements of Income, comparing the three and six months ended June 30, 2013 with 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of LKE's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of LKE's risk management programs relating to market and credit risk.

Overview

Introduction

LKE, headquartered in Louisville, Kentucky, is a holding company and a wholly owned subsidiary of PPL.  LKE has regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets.  LG&E and KU are engaged in the generation, transmission, distribution and sale of electric energy.  LG&E also engages in the distribution and sale of natural gas.  LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name.

Business Strategy

LKE's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its member.  Rate base is expected to grow as a result of significant capital expenditure programs to maintain reliable service and comply with federal and state regulations.  LKE is focused on efficient operations, strong customer service, timely recovery of costs and constructive regulatory relationships.

A key objective for LKE is to maintain a strong credit profile through managing financing costs and access to credit markets.  LKE continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

Net Income for the three and six months ended June 30, 2013 was $64 million and $160 million compared to $44 million and $97 million for the same periods in 2012 representing increases of 45% and 65% over 2012.

See "Results of Operations" for a discussion and analysis of LKE's earnings.

Economic and Market Conditions

The KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, a fuel adjustment clause, a gas supply clause and recovery on certain construction work-in-progress) that provide for recovery of prudently incurred costs.  The utility businesses are impacted by changes in customer usage levels which can be driven by a number of factors including weather conditions and economic factors that impact the load utilized by industrial and commercial customers.

LKE's businesses are subject to extensive federal, state and local environmental laws, rules and regulations.  Certain regulated generation assets at LG&E and KU will require substantial capital investment.  LG&E and KU project $2.1 billion of capital investment over the next five years to satisfy certain of these requirements.  See Note 10 to the Financial Statements for additional information on these requirements.  These requirements have resulted in LKE's anticipated retirement by 2015 of five coal-fired units with a combined summer capacity rating of 726 MW.  KU retired the 71 MW unit at the Tyrone plant in February 2013.  The retirement of the five coal-fired units is not expected to have a material impact on the financial condition or results of operations of LKE.  See Note 8 to the Financial Statements in LKE's 2012 Form 10-K for additional information regarding the anticipated retirement of these units as well as plans to build a combined-cycle natural gas facility in Kentucky.

LKE cannot predict the future impact that these economic and market conditions and changes in regulatory requirements may have on its financial condition or results of operations.

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Results of Operations

The following discussion provides a summary of LKE's earnings and a description of key factors expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Margins and principal line items on LKE's Statements of Income, comparing the three and six months ended June 30, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended June 30 was:

	Three Months		Six Months
	2013	2012	2013	2012

Net Income	$64	$44	$160	$97

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins and certain items that management considers special.  See additional detail of these special items in the table below.

	Three Months	Six Months

Margins	$32	$107
Other operation and maintenance		10
Depreciation	(8)	(17)
Taxes, other than income		(1)
Other Income (Expense) - net	7	7
Interest Expense		1
Income Taxes	(17)	(47)
Special items, after-tax	6	3
Total	$20	$63

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•
Lower other operation and maintenance for the six-month period primarily due to $17 million of lower costs due to the timing and scope of scheduled coal plant maintenance outages.  This decrease was partially offset by $4 million of adjustments to regulatory assets and liabilities and increased coal plant operation costs of $3 million.

•
Higher depreciation for the three and six-month periods primarily due to environmental costs related to the elimination of the 2005 and 2006 ECR plans now being included in base rates, which added $13 million and $26 million to depreciation that is excluded from Margins. This increase was partially offset by lower depreciation of $6 million and $11 million due to revised rates that were effective January 1, 2013.  Both events are the result of the 2012 rate case proceedings.

•
Higher other income (expense) - net for the three and six-month periods primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

•	Higher income taxes for the three and six-month periods primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted earnings during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2013	2012	2013	2012

EEI adjustments	Other Income (Expense) - net			$1
	Income Taxes and Other
Net operating loss carryforward and other tax-related adjustments	Operation and Maintenance				$4
Discontinued Operations, net of tax of ($1), $4, ($1), $4	Discontinued Operations	$1	$(5)	1	(5)
Total		$1	$(5)	$2	$(1)

2013 Outlook

LKE projects higher earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases, returns on additional environmental capital investments and load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LKE's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LKE's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR, DSM and GLT, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LKE's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Margins" to "Operating Income" as defined by LKE for the periods ended June 30.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$682		$682	$658		$658
Operating Expenses
Fuel	216		216	215		215
Energy purchases	37		37	34		34
Other operation and maintenance	23	$174	197	24	$173	197
Depreciation	2	81	83	13	73	86
Taxes, other than income		12	12		12	12
Total Operating Expenses	278	267	545	286	258	544
Total	$404	$(267)	$137	$372	$(258)	$114
	2013 Six Months			2012 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,482		$1,482	$1,363		$1,363
Operating Expenses
Fuel	447		447	428		428
Energy purchases	123		123	108		108
Other operation and maintenance	48	$346	394	46	$357	403
Depreciation	2	163	165	26	146	172
Taxes, other than income		24	24		23	23
Total Operating Expenses	620	533	1,153	608	526	1,134
Total	$862	$(533)	$329	$755	$(526)	$229

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $32 million for the three-month period primarily due to higher base rates of $25 million, environmental cost recoveries added to base rates of $14 million and increased environmental investments of $3 million, partially offset by lower volumes of $9 million.  The change in volumes was partially attributable to weather, as cooling degree days decreased 14% compared to the same period in 2012.

Margins increased by $107 million for the six-month period primarily due to higher base rates of $56 million, environmental cost recoveries added to base rates of $32 million, increased environmental investments of $10 million and higher volumes of $10 million.  The change in volumes was attributable to weather, as heating degree days increased 40% compared to the same period in 2012, offsetting the lower cooling degree days for the three-month period.

The increase in base rates was the result of new KPSC rates effective January 1, 2013.  The environmental cost recoveries added to base rates were due to the elimination of the 2005 and 2006 ECR plans as a result of the 2012 Kentucky rate cases.  This elimination results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Margins in 2013, while the recovery of such costs remain in Margins through base rates.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months		Six Months

Coal plant outages (a)		$(4)	$(17)
Adjustments to regulatory assets and liabilities			4
Coal plant operations			3
Other		4	1
Total	$		$(9)

(a)	Decrease is due to the timing and scope of scheduled outages.

Depreciation

The increase (decrease) in depreciation for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Lower depreciation rates effective January 1, 2013	$(6)	$(11)
Additions to PP&E	2	4
Other	1
Total	$(3)	$(7)

Other Income (Expense) - net

Other income (expense) - net increased by $7 million and $8 million for the three and six months ended June 30, 2013 compared with 2012 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Income Taxes

Income taxes increased by $17 million and $53 million for the three and six months ended June 30, 2013 compared with 2012 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (loss) from discontinued operations increased by $7 million for the three and six months ended June 30, 2013 compared with 2012.  The increase was primarily related to an adjustment to the estimated liability for indemnifications related to the 2009 termination of the WKE lease recorded in 2012.

Financial Condition

Liquidity and Capital Resources

LKE had the following at:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$23	$43

Short-term debt (a)	$252	$125

Notes payable with affiliates	$72	$25

(a)	Represents borrowings under LG&E's and KU's commercial paper programs. See Note 7 to the Financial Statements for additional information.

The $20 million decrease in LKE's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $579 million; and
•	distributions to member of $69 million; partially offset by
•	cash provided by operating activities of $297 million;
•	capital contributions from member of $146 million;
•	an increase in short term debt of $127 million; and
•	an increase in notes payable with affiliates of $47 million.

LKE's cash provided by operating activities decreased by $57 million for the six months ended June 30, 2013, compared with 2012, primarily due to:

•	an increase in cash outflows from other operating activities of $119 million driven by a $94 million increase in discretionary defined benefit plan contributions; and
•
a decline in working capital cash flow changes of $36 million driven primarily by increases in accounts receivable and unbilled revenues due to extended payment terms and higher rates and a lower federal income tax accrual in 2013 as a result of a federal settlement payment, offset by an increase in accounts payable primarily due to timing of fuel purchase commitments and payments, and lower inventory levels in 2013 compared with 2012 driven by increased generation at the plants and higher gas consumption from storage; partially offset by

•
an increase in net income adjusted for non-cash items of $98 million (deferred income taxes and investment tax credits of $39 million, defined benefit plans - expense of $7 million, partially offset by depreciation of $7 million and other non-cash items of $4 million).

Capital expenditures increased by $255 million during the six months ended June 30, 2013 compared with 2012 primarily due to environmental air projects at the Mill Creek and Ghent plants, coal consumption residual projects at the Ghent plant and construction of Cane Run Unit 7.

Credit Facilities

At June 30, 2013, LKE's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:
			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

LKE Credit Facility with a subsidiary of PPL Energy Funding Corporation	$300	$72		$228
LG&E Credit Facility (a)	500		$80	420
KU Credit Facilities (a) (b)	598		370	228
Total LG&E and KU Credit Facilities (c)	$1,398	$72	$450	$876

(a)
Each company pays customary fees under their respective syndicated credit facilities, as well as KU's letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(b)	In May 2013, KU extended its $198 million letter of credit facility to May 2016.
(c)
The $1.098 billion of commitments under LG&E's and KU's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 13% of the total committed capacity; however, the PPL affiliate provided a commitment of approximately 21% of the total facilities listed above. The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for LG&E or KU, as calculated in accordance with the facility, and other customary covenants.

See Note 7 to the Financial Statements for further discussion of LKE's credit facilities.

Long-term Debt Securities

During 2012, LG&E and KU received KPSC and other state approvals to issue, up to $350 million for LG&E and $300 million for KU, of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of LKE and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LKE and its subsidiaries are based on information provided by LKE and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LKE or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of LKE and its subsidiaries affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The rating agencies took the following action related to LKE and its subsidiaries during 2013:

In July 2013, S&P confirmed the long-term AA+ ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds and KU's 2004 Series A, 2006 Series B and 2008 Series A Environmental Facilities Revenue Bonds. S&P also confirmed the A-1+ short-term rating on these Bonds.

Ratings Triggers

LKE and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring

LKE and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if LKE's or its subsidiaries' credit ratings were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2013.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about LKE's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

LG&E's and KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LKE sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

LKE and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  LKE utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under LKE's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LKE's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2013, LKE's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LKE is also exposed to changes in the fair value of its debt portfolio.  LKE estimated that a 10% decrease in interest rates at June 30, 2013, would increase the fair value of its debt portfolio by $112 million.

At June 30, 2013, LKE had the following interest rate hedges outstanding:

			Effect of a
			10% Adverse
		Fair Value,	Movement
	Exposure	Net - Asset	In Interest
	Hedged	(Liability) (a)	Rates
Economic activity
Interest rate swaps (b)	$179	$(44)	$(4)
Cash flow hedges
Interest rate swaps (b)	500	72	(32)

(a)	Includes accrued interest.
(b)
LKE utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LKE is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic and cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at June 30, 2013 mature through 2043.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in LKE's 2012 Form 10-K for additional information.

Related Party Transactions

LKE is not aware of any material ownership interest or operating responsibility by senior management of LKE, LG&E or KU in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with LKE.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of LKE's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for LG&E's and KU's services.

Physical effects associated with possible climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to LG&E's and KU's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where LG&E and KU have hydroelectric generating facilities or where river water is used to cool its fossil-powered generators.  LKE cannot currently predict whether its businesses will experience these potential climate change-related risks or estimate the potential costs of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.  On July 25, 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and sets rules governing state programs.  Prospects remain uncertain for similar legislation to pass in the U.S. Senate.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact LG&E's and KU's coal-fired plants.  LG&E and KU will comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, LKE is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment); and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected to be issued in November 2013.  The proposed regulation would apply to nearly all LG&E and KU-owned steam electric plants in Kentucky, potentially even including those equipped with closed-cycle cooling systems.

GHG Regulations
In June 2013, President Obama released his Climate Action Plan, which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a new proposal for new power plants by

September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.  The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect LKE and others in the industry as transmission system modifications to improve the ability to withstand major storms may be needed in order to meet those requirements.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of their Kentucky plants.  In connection with a unanimous settlement agreement filed with the KPSC in November 2011, KU agreed to defer the requested approval for certain environmental upgrades to Units 1 and 2 at its E.W. Brown generating plant which represented approximately $200 million in capital costs.  LG&E and KU are evaluating, among other measures, chemical additive systems for mercury control at Trimble County and Brown plants.  These measures, combined with the completion of recent feasibility studies conducted based on current market conditions, provide alternative compliance options for KU on Units 1 and 2 at the E.W. Brown station.  The anticipated retirements of certain coal-fired electric generating units is in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, the Circuit Court stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Circuit Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place in the interim, and on June 24, 2013, the U.S. Supreme Court granted the EPA's petition for review of the Circuit Court's decision.

LG&E and KU plants in Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

National Ambient Air Quality Standards
During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2013 and 2014, respectively.  Existing environmental plans for LG&E's and KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.   However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in LKE's 2012 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, defined benefits, asset impairment, loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in LKE's 2012 Form 10-K for a discussion of each critical accounting policy.

LOUISVILLE GAS AND ELECTRIC COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with LG&E's Condensed Financial Statements and the accompanying Notes and with LG&E's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of LG&E and its business strategy, a summary of Net Income and a discussion of certain events related to LG&E's results of operations and financial condition.

•
"Results of Operations" provides a summary of LG&E's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on LG&E's Statements of Income, comparing the three and six months ended June 30, 2013 with 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of LG&E's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of LG&E's risk management programs relating to market and credit risk.

Overview

Introduction

LG&E, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy and distribution and sale of natural gas in Kentucky.  LG&E and its affiliate, KU, are wholly owned subsidiaries of LKE.  LKE is an intermediary holding company in PPL's group of companies.

Business Strategy

LG&E's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its shareowner.  Rate base is expected to grow as a result of significant capital expenditure programs to maintain reliable service and comply with federal and state regulations.  LG&E is focused on efficient operations, strong customer service, timely recovery of costs and constructive regulatory relationships.

A key objective for LG&E is to maintain a strong credit profile through managing financing costs and access to credit markets.  LG&E continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

Net Income for the three and six months ended June 30, 2013 was $29 million and $73 million compared to $26 million and $51 million for the same periods in 2012 representing increases of 12% and 43% over 2012.

See "Results of Operations" for a discussion and analysis of LG&E's earnings.

Economic and Market Conditions

The KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, a fuel adjustment clause, a gas supply clause and recovery on certain construction work-in-progress) that provide for recovery of prudently incurred costs.  LG&E is impacted by changes in customer usage levels which can be driven by a number of factors including weather conditions and economic factors that impact the load utilized by industrial and commercial customers.

LG&E is subject to extensive federal, state and local environmental laws, rules and regulations.  Certain regulated generation assets will require substantial capital investment.  LG&E projects $1.1 billion of capital investment over the next five years to satisfy certain of these requirements.  See Note 10 to the Financial Statements for additional information on these requirements.  These requirements have resulted in LG&E's anticipated retirement by 2015 of three coal-fired units with a combined summer capacity rating of 563 MW.  The retirement of the three coal-fired units is not expected to have a material impact on the financial condition or results of operations of LG&E.  See Note 8 to the Financial Statements in LG&E's 2012 Form 10-K for additional information regarding the anticipated retirement of these units as well as plans to build a combined-cycle natural gas facility in Kentucky.

LG&E cannot predict the future impact that these economic and market conditions and changes in regulatory requirements may have on its financial condition or results of operations.

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million and an increase in annual base gas rates of $15 million using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Results of Operations

The following discussion provides a summary of LG&E's earnings and a description of key factors expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Margins and principal line items on LG&E's Statements of Income, comparing the three and six months ended June 30, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended June 30 was:

	Three Months		Six Months
	2013	2012	2013	2012

Net Income	$29	$26	$73	$51

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins.

	Three Months	Six Months

Margins	$8	$29
Other operation and maintenance	(3)	5
Depreciation	1	3
Taxes, other than income		(1)
Other Income (Expense) - net		(2)
Interest Expense		1
Income Taxes	(3)	(13)
Total	$3	$22

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•	Lower other operation and maintenance for the six-month period primarily due to the timing and scope of scheduled coal plant maintenance outages.

•	Higher income taxes for the six-month period primarily due to higher pre-tax income.

2013 Outlook

LG&E projects higher earnings in 2013 compared with 2012, primarily driven by electric and gas base rate increases, returns on additional environmental capital investments and load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in LG&E's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins."  Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of LG&E's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR, DSM and GLT, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from LG&E's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Margins" to "Operating Income" as defined by LG&E for the periods ended June 30.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$316		$316	$304		$304
Operating Expenses
Fuel	88		88	92		92
Energy purchases	34		34	25		25
Other operation and maintenance	10	$84	94	11	$81	92
Depreciation	1	36	37	1	37	38
Taxes, other than income		6	6		6	6
Total Operating Expenses	133	126	259	129	124	253
Total	$183	$(126)	$57	$175	$(124)	$51

	2013 Six Months			2012 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$706		$706	$657		$657
Operating Expenses
Fuel	184		184	181		181
Energy purchases	115		115	98		98
Other operation and maintenance	21	$164	185	21	$169	190
Depreciation	1	72	73	1	75	76
Taxes, other than income		12	12		11	11
Total Operating Expenses	321	248	569	301	255	556
Total	$385	$(248)	$137	$356	$(255)	$101

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $8 million for the three-month period primarily due to higher base rates of $10 million and increased environmental investments of $3 million, partially offset by lower volumes of $5 million.  The change in volumes was partially attributable to weather, as cooling degree days decreased 25% compared to the same period in 2012.

Margins increased by $29 million for the six-month period due to higher base rates of $22 million and increased environmental investments of $5 million.

The increase in base rates was the result of new KPSC rates effective January 1, 2013.

Other Operation and Maintenance

Other operation and maintenance decreased by $5 million for the six months ended June 30, 2013 compared with 2012 primarily due to $7 million of lower costs due to the timing and scope of scheduled coal plant maintenance outages.

Income Taxes

Income taxes increased by $13 million for the six months ended June 30, 2013 compared with 2012 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

LG&E had the following at:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$13	$22

Short-term debt (a)	$80	$55

(a)	Represents borrowings under LG&E's commercial paper program. See Note 7 to the Financial Statements for additional information.

The $9 million decrease in LG&E's cash and cash equivalents position was primarily the net result of:

•	capital expenditures of $236 million; and
•	the payment of common stock dividends to parent of $48 million; partially offset by
•	cash provided by operating activities of $186 million,
•	capital contributions from parent of $54 million; and
•	an increase in short term debt of $25 million.

LG&E's cash provided by operating activities increased by $26 million for the six months ended June 30, 2013, compared with 2012, primarily due to:

•
an increase in working capital cash flow changes of $26 million driven primarily by lower fuel levels in 2013 compared with 2012 due to increased generation at the plants and higher gas consumption from storage compared to 2012 due to the unseasonably milder weather in December 2011; and

•
an increase in net income adjusted for non-cash items of $18 million (other non-cash items of $6 million; partially offset by deferred income taxes and investment tax credits of $7 million and depreciation of $3 million); partially offset by

•	an increase in cash outflows from other operating activities of $18 million driven by a $19 million increase in discretionary defined benefit plan contributions.

Capital expenditures increased by $116 million during the six months ended June 30, 2013 compared with 2012 primarily due to environmental air projects at Mill Creek plant and construction of Cane Run Unit 7.

Credit Facilities,

At June 30, 2013, LG&E's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

Syndicated Credit Facility (a) (b)	$500		$80	$420

(a)
The commitments under LG&E's Syndicated Credit Facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity available to LG&E.

(b)	LG&E pays customary fees under its syndicated credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At June 30, 2013 and December 31, 2012, there was no balance outstanding.

See Note 7 to the Financial Statements for further discussion of LG&E's credit facilities.

Long-term Debt Securities

During 2012, LG&E received KPSC and other state approvals to issue, up to $350 million of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of LG&E.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of LG&E are based on information provided by LG&E and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of LG&E.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of LG&E affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The rating agencies did not take any actions related to LG&E during the second quarter of 2013.

Ratings Triggers

LG&E has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, commodity transportation and storage and interest rate instruments, which contain provisions requiring LG&E to post additional collateral, or permitting the counterparty to terminate the contract, if LG&E's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2013.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about LG&E's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

LG&E's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E is subject to commodity price risk for only a small portion of on-going business operations.  LG&E sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

LG&E issues debt to finance its operations, which exposes it to interest rate risk.  LG&E utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate.  Risk limits under LG&E's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of LG&E's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2013, LG&E's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

LG&E is also exposed to changes in the fair value of its debt portfolio.  LG&E estimated that a 10% decrease in interest rates at June 30, 2013, would increase the fair value of its debt portfolio by $27 million.

At June 30, 2013, LG&E had the following interest rate hedges outstanding:

			Effect of a
			10% Adverse
		Fair Value,	Movement
	Exposure	Net - Asset	in Interest
	Hedged	(Liability) (a)	Rates
Economic activity
Interest rate swaps (b)	$179	$(44)	$(4)
Cash flow hedges
Interest rate swaps (b)	250	36	(16)

(a)	Includes accrued interest.
(b)
LG&E utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While LG&E is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such economic and cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at June 30, 2013 mature through 2043.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in LG&E's 2012 Form 10-K for additional information.

Related Party Transactions

LG&E is not aware of any material ownership interest or operating responsibility by senior management of LG&E in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with LG&E.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of LG&E's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for LG&E's services.

Physical effects associated with possible climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to LG&E's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where LG&E has hydroelectric generating facilities or where river water is used to cool its fossil-powered generators.  LG&E cannot currently predict whether its business will experience these potential climate change-related risks or estimate the potential costs of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under existing solid waste regulations.  A final rulemaking is currently expected before the end of 2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.  On July 25, 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and sets rules governing state programs.  Prospects remain uncertain for similar legislation to pass in the U.S. Senate.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact LG&E's coal-fired plants.  LG&E will comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, LG&E is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment); and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected to be issued in November 2013.  The proposed regulation would apply to nearly all LG&E-owned steam electric plants in Kentucky, potentially even including those equipped with closed-cycle cooling systems.

GHG Regulations
In June 2013, President Obama released his Climate Action Plan, which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a new proposal for new power plants by September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.  The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect LG&E and others in the industry as transmission system modifications to improve the ability to withstand major storms may be needed in order to meet those requirements.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  LG&E is generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of its Kentucky plants.  LG&E is evaluating, among other measures, chemical additive systems for mercury control at Trimble County plant.  The anticipated retirements of certain coal-fired electric generating units is in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, Circuit Court stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Circuit Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place in the interim, and on June 24, 2013, the U.S. Supreme Court granted the EPA's petition for review of the Circuit Court's decision.

LG&E plants in Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

National Ambient Air Quality Standards
During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2013 and 2014, respectively.  Existing environmental plans for LG&E's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.   However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in LG&E's 2012 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, defined benefits, asset impairment, loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in LG&E's 2012 Form 10-K for a discussion of each critical accounting policy.

KENTUCKY UTILITIES COMPANY

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with KU's Condensed Financial Statements and the accompanying Notes and with KU's 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of KU and its business strategy, a summary of Net Income and a discussion of certain events related to KU's results of operations and financial condition.

•
"Results of Operations" provides a summary of KU's earnings and a description of key factors expected to impact future earnings.  This section ends with explanations of significant changes in principal line items on KU's Statements of Income, comparing the three and six months ended June 30, 2013 with 2012.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of KU's liquidity position and credit profile. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of KU's risk management programs relating to market and credit risk.

Overview

Introduction

KU, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electric energy in Kentucky, Virginia and Tennessee.  KU and its affiliate, LG&E, are wholly owned subsidiaries of LKE.  LKE is an intermediary holding company in PPL's group of companies.

Business Strategy

KU's overall strategy is to provide reliable, safe, competitively priced energy to its customers and reasonable returns on regulated investments to its shareowner.  Rate base is expected to grow as a result of significant capital expenditure programs to maintain reliable service and comply with federal and state regulations.  KU is focused on efficient operations, strong customer service, timely recovery of costs and constructive regulatory relationships.

A key objective for KU is to maintain a strong credit profile through managing financing costs and access to credit markets.  KU continually focuses on maintaining an appropriate capital structure and liquidity position.

Financial and Operational Developments

Net Income

Net Income for the three and six months ended June 30, 2013 was $44 million and $108 million compared to $30 million and $68 million for the same periods in 2012 representing increases of 47% and 59% over 2012.

See "Results of Operations" for a discussion and analysis of KU's earnings.

Economic and Market Conditions

The KPSC has adopted a series of regulatory mechanisms (ECR, DSM, a fuel adjustment clause and recovery on certain construction work-in-progress) that provide for recovery of prudently incurred costs.  KU is impacted by changes in customer usage levels which can be driven by a number of factors including weather conditions and economic factors that impact the load utilized by industrial and commercial customers.

KU is subject to extensive federal, state and local environmental laws, rules and regulations.  Certain regulated generation assets will require substantial capital investment.  KU projects $1 billion of capital investment over the next five years to satisfy certain of these requirements.  See Note 10 to the Financial Statements for additional information on these requirements.  These requirements have resulted in KU's anticipated retirement by 2015 of two coal-fired units with a combined summer capacity rating of 163 MW.  KU retired the 71 MW unit at the Tyrone plant in February 2013.  The retirement of the two coal-fired units is not expected to have a material impact on the financial condition or results of operations of KU.  See Note 8 to the Financial Statements in KU's 2012 Form 10-K for additional information regarding the anticipated retirement of these units as well as plans to build a combined-cycle natural gas facility in Kentucky.

KU cannot predict the future impact that these economic and market conditions and changes in regulatory requirements may have on its financial condition or results of operations.

Rate Case Proceedings

Virginia

During April 2013, KU filed an application with the VSCC to increase annual Virginia base electric revenue by approximately $7 million, representing an increase of 9.6%.  KU proposed an authorized 10.8% return on equity.  Subject to regulatory approval, new rates would become effective January 1, 2014.

Kentucky

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $51 million using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Results of Operations

The following discussion provides a summary of KU's earnings and a description of key factors expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in Margins and principal line items on KU's Statements of Income, comparing the three and six months ended June 30, 2013 with 2012.

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future periods.

Earnings

Net Income for the periods ended June 30 was:

	Three Months		Six Months
	2013	2012	2013	2012

Net Income	$44	$30	$108	$68

The changes in the components of Net Income between these periods were due to the following factors, which reflect reclassifications for items included in Margins.

	Three Months	Six Months

Margins	$23	$77
Other operation and maintenance	1
Depreciation	(9)	(19)
Other Income (Expense) - net	7	6
Income Taxes	(8)	(25)
Special item - EEI adjustments, after-tax		1
Total	$14	$40

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Margins.

•
Higher depreciation for the three and six-month periods primarily due to environmental costs related to the elimination of the 2005 and 2006 ECR plans now being included in base rates, which added $12 million and $24 million to depreciation that is excluded from Margins.  This increase was partially offset by lower depreciation of $3 million and $7 million due to revised rates that were effective January 1, 2013.  Both events are the result of the 2012 rate case proceedings.

•
Higher other income (expense) - net for the three and six-month periods primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

•	Higher income taxes for the three and six-month periods primarily due to higher pre-tax income.

2013 Outlook

KU projects higher earnings in 2013 compared with 2012, primarily driven by electric base rate increases, returns on additional environmental capital investments and load growth, partially offset by higher operation and maintenance expense.

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q and "Item 1. Business" and "Item 1A. Risk Factors" in KU's 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Margins." Margins is not intended to replace "Operating Income," which is determined in accordance with GAAP as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Margins is a single financial performance measure of KU's electricity generation, transmission and distribution operations.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR and DSM, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from KU's operations.  This performance measure is used, in conjunction with other information, internally by senior management to manage operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following tables reconcile "Margins" to "Operating Income" as defined by KU for the periods ended June 30.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$383		$383	$374		$374
Operating Expenses
Fuel	128		128	123		123
Energy purchases	20		20	29		29
Other operation and maintenance	13	$85	98	12	$86	98
Depreciation	1	45	46	12	36	48
Taxes, other than income		6	6		6	6
Total Operating Expenses	162	136	298	176	128	304
Total	$221	$(136)	$85	$198	$(128)	$70

	2013 Six Months			2012 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$815		$815	$754		$754
Operating Expenses
Fuel	263		263	247		247
Energy purchases	47		47	58		58
Other operation and maintenance	27	$168	195	25	$168	193
Depreciation	1	91	92	24	72	96
Taxes, other than income		12	12		12	12
Total Operating Expenses	338	271	609	354	252	606
Total	$477	$(271)	$206	$400	$(252)	$148

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Changes in Non-GAAP Financial Measures

Margins increased by $23 million for the three-month period primarily due to higher base rates of $15 million and environmental cost recoveries added to base rates of $13 million, partially offset by lower volumes of $4 million.

Margins increased by $77 million for the six-month period due to higher base rates of $33 million, environmental cost recoveries added to base rates of $30 million, higher volumes of $9 million and increased environmental investments of $5 million.  The change in volumes was attributable to weather, as heating degree days increased 31% compared to the same period in 2012.

The increase in base rates was the result of new KPSC rates effective January 1, 2013.  The environmental cost recoveries added to base rates were due to the elimination of the 2005 and 2006 ECR plans as a result of the 2012 Kentucky rate case.  This elimination results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Margins in 2013, while the recovery of such costs remain in Margins through base rates.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months		Six Months

Coal plant outages (a)		$(5)	$(10)
Coal plant operations		2	4
Adjustments to regulatory assets and liabilities			4
Other		3	4
Total	$		$2

(a)	Decrease is due to the timing and scope of scheduled outages.

Depreciation

The increase (decrease) in depreciation for the periods ended June 30, 2013 compared with 2012 was due to:

	Three Months	Six Months

Lower depreciation rates effective January 1, 2013	$(3)	$(7)
Additions to PP&E	1	3
Total	$(2)	$(4)

Other Income (Expense) - net

Other income (expense) - net increased by $7 million for the three and six months ended June 30, 2013 compared with 2012 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Income Taxes

Income taxes increased by $8 million and $25 million for the three and six months ended June 30, 2013 compared with 2012 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

KU had the following at:

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$10	$21

Short-term debt (a)	$172	$70

(a)	Represents borrowings made under KU's commercial paper program. See Note 7 to the Financial Statements for additional information.

The $11 million decrease in KU's cash and cash equivalents position was the net result of:

•	capital expenditures of $341 million; and
•	the payment of common stock dividends to parent of $55 million; partially offset by
•	cash provided by operating activities of $190 million;
•	an increase in short term debt of $102 million; and
•	capital contributions from parent of $92 million.

KU's cash provided by operating activities decreased by $27 million for the six months ended June 30, 2013, compared with 2012, primarily due to:

•	an increase in cash outflows from other operating activities of $69 million driven by a $43 million increase in discretionary defined benefit plan contributions; and
•
a decline in working capital cash flow of $18 million driven primarily by increases in accounts receivable due to higher sales volumes, higher rates and extended payment terms and a lower tax accrual due to timing of settlements, partially offset by an increase in accounts payable primarily due to timing of fuel purchase commitments and payments; partially offset by

•
an increase in net income adjusted for non-cash items of $60 million (deferred income taxes and investment tax credits of $19 million and defined benefit plans - expense of $7 million, partially offset by depreciation of $4 million and other non-cash items of $2 million).

Capital expenditures increased by $138 million during the six months ended June 30, 2013 compared with 2012 primarily due to environmental air projects and coal consumption residual projects at the Ghent plant and construction of Cane Run Unit 7.

Credit Facilities

At June 30, 2013, KU's committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

Total KU Credit Facilities (a) (b)	$598		$370	$228

(a)
The commitments under KU's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 22% of the total committed capacity available to KU.

(b)	KU pays customary fees under its syndicated credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues.  At June 30, 2013 and December 31, 2012, there was no balance outstanding.

See Notes 7 to the Financial Statements for further discussion of KU's credit facilities.

Long-term Debt Securities

During 2012, KU received KPSC and other state approvals to issue, up to $300 million of first mortgage bond indebtedness in 2013, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

See Note 7 to the Financial Statements for additional information about long-term debt securities.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of KU.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of KU are based on information provided by KU and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of KU.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of KU affect its liquidity, access to capital markets and cost of borrowing under its credit facilities.

The rating agencies took the following action related to KU during 2013:

In July 2013, S&P confirmed the long-term AA+ ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds and KU's 2004 Series A, 2006 Series B and 2008 Series A Environmental Facilities Revenue Bonds. S&P also confirmed the A-1+ short-term rating on these Bonds.

Ratings Triggers

KU has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity, fuel, and commodity transportation and storage, which contain provisions requiring KU to post additional collateral, or permitting the counterparty to terminate the contract, if KU's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2013.

Risk Management

Market Risk

See Notes 13 and 14 to the Financial Statements for information about KU's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, KU is subject to commodity price risk for only a small portion of on-going business operations.  KU sells excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

Interest Rate Risk

KU issues debt to finance its operations, which exposes it to interest rate risk. KU utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio when appropriate. Risk limits under KU's risk management program are designed to balance risk, exposure to volatility in interest expense and changes in the fair value of KU's debt portfolio due to changes in the absolute level of interest rates.

At June 30, 2013, KU's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

KU is also exposed to changes in the fair value of its debt portfolio.  KU estimated that a 10% decrease in interest rates at June 30, 2013, would increase the fair value of its debt portfolio by $68 million.

At June 30, 2013, KU had the following interest rate hedges outstanding:

Effect of a
10% Adverse
		Fair Value,	Movement
	Exposure	Net - Asset	in Interest
	Hedged	(Liability)	Rates
Cash flow hedges
Interest rate swaps (a)	$250	$36	$(16)

(a)
KU utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While KU is exposed to changes in the fair value of these instruments, any realized changes in the fair value of such cash flow hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.  The positions outstanding at June 30, 2013 mature through 2043.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in KU's 2012 Form 10-K for additional information.

Related Party Transactions

KU is not aware of any material ownership interest or operating responsibility by senior management of KU in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with KU.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of KU's business.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for KU's services.

Physical effects associated with possible climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to KU's generation assets, electricity transmission and distribution systems, as well as impacts on customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where KU has hydroelectric generating facilities or where river water is used to cool its fossil-powered generators.  KU cannot currently predict whether its business will experience these potential climate change-related risks or estimate the potential costs of their related consequences.

The following is a discussion of the more significant environmental matters.

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under existing solid waste regulations.  A final rulemaking is currently expected before the end of

2015.  However, the timing of the final regulations could be accelerated by certain litigation that could require the EPA to issue its regulations sooner.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial impact could be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.  On July 25, 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and sets rules governing state programs.  Prospects remain uncertain for similar legislation to pass in the U.S. Senate.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact KU's coal-fired plants.  KU will comment on the proposed regulation.  The final regulation is expected in May 2014.  At the present time, KU is unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment); and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected to be issued in November of 2013.  The proposed regulation would apply to nearly all KU-owned steam electric plants in Kentucky, potentially even including those equipped with closed-cycle cooling systems.

GHG Regulations
In June 2013, President Obama released his Climate Action Plan, which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a new proposal for new power plants by September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.  The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect KU and others in the industry as transmission system modifications to improve the ability to withstand major storms may be needed in order to meet those requirements.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  KU is generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls and approved ECR plans to install additional controls at some of its Kentucky plants.  In connection with a unanimous settlement agreement filed with the KPSC in November 2011, KU agreed to defer the requested approval for certain environmental upgrades to Units 1 and 2 at its E.W. Brown generating plant which represented approximately $200 million in capital costs.  KU is evaluating, among other measures, chemical additive systems for mercury control at Trimble County and Brown plants.  These measures, combined with the completion of recent feasibility studies conducted based on current market conditions, provide alternative compliance options for KU on Units 1 and 2 at the E.W. Brown station.  The anticipated retirements of certain coal-fired electric generating units is in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, the Circuit Court stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the Circuit Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place in the interim, and on June 24, 2013, the U.S. Supreme Court granted the EPA's petition for review of the Circuit Court's decision.

KU plants in Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

National Ambient Air Quality Standards
During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2013 and 2014, respectively.  Existing environmental plans for KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.   However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in KU's 2012 Form 10-K for additional information on environmental matters.

New Accounting Guidance

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations and require estimates or other judgments of matters inherently uncertain: revenue recognition - unbilled revenue, defined benefits, asset impairment, loss accruals, AROs, income taxes, and regulatory assets and liabilities.  See "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations" in KU's 2012 Form 10-K for a discussion of each critical accounting policy.

PPL Corporation
PPL Energy Supply, LLC
PPL Electric Utilities Corporation
LG&E and KU Energy LLC
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in each Registrant's "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2013, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)           Change in internal controls over financial reporting.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The principal executive officers and principal financial officers of the above listed registrants have concluded that the implementation of a financial consolidation and reporting system for PPL and its primary U.S. subsidiaries during the quarter ended June 30, 2013 resulted in a material change to the registrants' internal control over financial reporting.  The new system enhances the consolidation of subsidiary accounts, provides reporting tools for analysis and automates certain aspects of financial statement preparation for each of the registrants.  Processes and controls over the consolidation and reporting processes that were previously considered to be effective were replaced with new or modified controls that were also determined to be effective.

The new consolidation and reporting system was subject to extensive testing and data reconciliation during implementation.  Post-implementation reviews have been and will continue to be conducted to enable us to determine the effectiveness of the internal controls relating to the system implementation processes and to key business processes.

PPL Corporation

PPL's principal executive officer and principal financial officer have concluded that the implementation of a new general ledger system and a financial reporting system at WPD during the quarter ended June 30, 2013 resulted in a material change to its internal control over financial reporting.  The general ledger system that was implemented at WPD replaced the existing mainframe system and resulted in more automation and enhanced controls over general ledger processing and consolidation.  The reporting system that was implemented at WPD improves and automates controls over data transfer included in PPL's consolidation process and improves controls over GAAP and foreign currency adjustments.  In each of the WPD system implementations, controls that were previously determined to be effective were replaced with new or modified controls that were also determined to be effective.

The general ledger and reporting systems were subject to extensive testing and data reconciliation during their implementation.  Post-implementation reviews have been and will continue to be conducted to enable us to determine the effectiveness of the internal controls relating to the system implementation processes and to key business processes remain effective.  Risks related to the system implementations at WPD were also partially mitigated by PPL's existing policy of consolidating foreign subsidiaries on a one-month lag, which provided management additional time for review and analysis of WPD results and their incorporation into PPL's consolidated financial statements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2012 Form 10-K; and
•	Notes 5, 6 and 10 to the Financial Statements.

Item 1A.  Risk Factors

There have been no material changes in the Registrant's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities during the Second Quarter of 2013:

	(a)	(b)	(c)	(d)

Maximum Number (or
Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
	Total Number of	Average Price	Purchased as Part of	Yet Be Purchased
	Shares (or Units)	Paid per Share	Publicly Announced	Under the Plans
Period	Purchased (1)	(or Unit)	Plans of Programs	or Programs
April 1 to April 30, 2013
May 1 to May 31, 2013
June 1 to June 30, 2013	930,000	$29.92
Total	930,000	$29.92

(1)	Represents shares of common stock repurchased in the open market to offset a portion of shares issued under stock based compensation plans.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 15, 2013 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 20, 2013)
3(b)	-	Amended and Restated Bylaws of PPL Corporation, effective as of May 15, 2013 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 20, 2013)
4(a)	-
Supplemental Indenture No. 10, dated as of May 24, 2013, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(b)	-
Supplemental Indenture No. 11, dated as of May 24, 2013, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(c)	-
Supplemental Indenture No. 12, dated as of May 24, 2013, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)	-
Supplemental Indenture No. 15, dated as of July 1, 2013, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2013, filed by the following officers for the following companies:

*31(a)	-	PPL Corporation's principal executive officer
*31(b)	-	PPL Corporation's principal financial officer
*31(c)	-	PPL Energy Supply, LLC's principal executive officer
*31(d)	-	PPL Energy Supply, LLC's principal financial officer
*31(e)	-	PPL Electric Utilities Corporation's principal executive officer
*31(f)	-	PPL Electric Utilities Corporation's principal financial officer
*31(g)	-	LG&E and KU Energy LLC's principal executive officer
*31(h)	-	LG&E and KU Energy LLC's principal financial officer
*31(i)	-	Louisville Gas and Electric Company's principal executive officer
*31(j)	-	Louisville Gas and Electric Company's principal financial officer
*31(k)	-	Kentucky Utilities Company's principal executive officer
*31(l)	-	Kentucky Utilities Company's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2013, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer and principal financial officer
*32(b)	-	PPL Energy Supply, LLC's principal executive officer and principal financial officer
*32(c)	-	PPL Electric Utilities Corporation's principal executive officer and principal financial officer
*32(d)	-	LG&E and KU Energy LLC's principal executive officer and principal financial officer
*32(e)	-	Louisville Gas and Electric Company's principal executive officer and principal financial officer
*32(f)	-	Kentucky Utilities Company's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company
101.SCH	-
XBRL Taxonomy Extension Schema for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-
XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-
XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-
XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-
XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: August 2, 2013	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: August 2, 2013	/s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr.
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: August 2, 2013	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)