Form 10-Q
period 2013-09-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2013-11-01
CIK 922224, 55387, 60549, 1518339, 317187, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 630,249,634 shares outstanding at October 25, 2013.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 25, 2013.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 25, 2013.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 25, 2013.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Table of Contents

This combined Form 10-Q is separately filed by the following Registrants in their individual capacity:  PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant, except that information under "Forward-Looking Information" relating to subsidiaries of PPL Corporation is also attributed to PPL Corporation and information relating to the subsidiaries of LG&E and KU Energy LLC is also attributed to LG&E and KU Energy LLC.

Unless otherwise specified, references in this Report, individually, to PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such Registrants' financial statements in accordance with GAAP.  This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

GLOSSARY OF TERMS AND ABBREVIATIONS
PPL Corporation and its subsidiaries

Central Networks - collectively, Central Networks East plc, Central Networks Limited and certain other related assets and liabilities.  On April 1, 2011, PPL WEM Holdings plc (formerly WPD Investment Holdings Limited) purchased all of the outstanding ordinary share capital of these companies from E.ON AG subsidiaries.  Central Networks West plc (subsequently renamed Western Power Distribution (West Midlands) plc), wholly owned by Central Networks Limited (subsequently renamed WPD Midlands Holdings Limited), and Central Networks East plc (subsequently renamed Western Power Distribution (East Midlands) plc) are British regional electricity distribution utility companies.

Kentucky Registrants - LKE, LG&E and KU, collectively, SEC Registrants that directly or through subsidiaries own or control operations primarily in Kentucky.

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

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides services to LKE and its subsidiaries.

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

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electric supply to its retail customers as a PLR.

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

PPL Montour - PPL Montour, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

i

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides services to PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, a subsidiary of PPL Generation that owns a nuclear-powered generating station.

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

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

Subsidiary Registrant(s) - the Registrants that are subsidiaries of PPL.  PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

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

2010 Purchase Contract(s) - a contract that is a component of a 2010 Equity Unit requiring holders to purchase shares of PPL common stock on or prior to July 1, 2013.

2011 Equity Unit(s) - a PPL equity unit, issued in April 2011, consisting of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019.

2011 Purchase Contract(s) - a contract that is a component of a 2011 Equity Unit requiring holders to purchase shares of PPL common stock on or prior to May 1, 2014.

2012 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2012.

Act 11 - Act 11 of 2012 that became effective on April 16, 2012.  The Pennsylvania legislation authorizes the PUC to approve two specific ratemaking mechanisms:  the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

Act 129 - Act 129 of 2008 that became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and changes the existing Alternative Energy Portfolio Standard.

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

CAIR - Clean Air Interstate Rule.

Cane Run Unit 7 - a combined-cycle natural gas unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 141 MW and 499 MW to LG&E and KU by 2015.

CCR - Coal Combustion Residuals.  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

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

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - Distribution System Improvement Charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

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

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations (source and sink).

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker.  The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements.  Rate recovery became effective on January 1, 2013.

If-Converted Method - A method applicable for calculating diluted EPS for a company with convertible debt outstanding.  The method is applied as follows: Interest charges (after-tax) applicable to the convertible debt are added back to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period and the resulting common shares are treated as outstanding shares.  Both adjustments are made only for purposes of calculating diluted EPS.  This method was applied to PPL's Equity Units prior to settlement beginning in the first quarter of 2013.

Intermediate and peaking generation - includes the output provided by PPL's competitive oil- and natural gas-fired units.

Ironwood Acquisition - In April 2012, PPL Ironwood Holdings, LLC, an indirect, wholly owned subsidiary of PPL Energy Supply, completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which together own and operate, a natural gas-fired power plant in Lebanon, Pennsylvania.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

kV - Kilovolt

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

NRC - Nuclear Regulatory Commission, the U.S. federal agency that regulates nuclear power facilities.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

Opacity - the degree to which emissions reduce the transmission of light and obscure the view of an object in the background.  There are emission regulations that limit the opacity of power plant stack gas emissions.

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

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply within its delivery area to retail customers who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts (which are components of the 2010 and 2011 Equity Units.)

v

RAV - regulatory asset value.  This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base.

RECs - renewable energy credits.

Regional Transmission Line Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies what changes and additions to the grid are needed to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects assigned to them by the PJM Board that are needed to maintain reliability standards.

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

RMC - Risk Management Committee.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting and requires an independent auditor to make its own assessment.

SCR - selective catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases.

Scrubber - an air pollution control device that can remove particulates and/or gases (primarily sulfur dioxide) from exhaust gases.

SEC - the U.S. Securities and Exchange Commission, a U.S. government agency primarily responsible to protect investors and maintain the integrity of the securities markets.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues
Utility	$1,739	$1,693	$5,344	$5,012
Unregulated retail electric and gas	264	218	758	620
Wholesale energy marketing
Realized	980	1,076	2,767	3,367
Unrealized economic activity (Note 14)	(49)	(716)	(281)	(322)
Net energy trading margins	12	(11)	1	7
Energy-related businesses	159	143	423	380
Total Operating Revenues	3,105	2,403	9,012	9,064

Operating Expenses
Operation
Fuel	494	570	1,464	1,405
Energy purchases
Realized	592	583	1,855	2,253
Unrealized economic activity (Note 14)	(37)	(569)	(192)	(420)
Other operation and maintenance	669	650	2,043	2,095
Depreciation	289	278	859	813
Taxes, other than income	90	90	272	268
Energy-related businesses	151	137	403	363
Total Operating Expenses	2,248	1,739	6,704	6,777

Operating Income	857	664	2,308	2,287

Other Income (Expense) - net	(116)	(44)	19	(31)

Other-Than-Temporary Impairments	1		1	1

Interest Expense	246	248	755	714

Income from Continuing Operations Before Income Taxes	494	372	1,571	1,541

Income Taxes	84	17	344	364

Income from Continuing Operations After Income Taxes	410	355	1,227	1,177

Income (Loss) from Discontinued Operations (net of income taxes)	1		2	(6)

Net Income	411	355	1,229	1,171

Net Income Attributable to Noncontrolling Interests	1		1	4

Net Income Attributable to PPL Shareowners	$410	$355	$1,228	$1,167

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$409	$355	$1,226	$1,173
Income (Loss) from Discontinued Operations (net of income taxes)	1		2	(6)
Net Income	$410	$355	$1,228	$1,167

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.65	$0.61	$2.03	$2.01
Diluted	$0.62	$0.61	$1.90	$2.01
Net Income Available to PPL Common Shareowners:
Basic	$0.65	$0.61	$2.03	$2.00
Diluted	$0.62	$0.61	$1.90	$2.00

Dividends Declared Per Share of Common Stock	$0.3675	$0.36	$1.1025	$1.08

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	631,046	580,585	601,275	579,847
Diluted	664,343	582,636	662,094	580,930

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$411	$355	$1,229	$1,171

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of $8, $1, $1, $1	87	152	(165)	49
Available-for-sale securities, net of tax of ($15), ($14), ($42), ($32)	15	13	40	30
Qualifying derivatives, net of tax of $2, $14, ($41), ($29)	(9)	(41)	77	39
Equity investees' other comprehensive income (loss), net of
tax of $0, $0, $0, $2				(3)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0, $0, $28				(85)
Reclassifications from AOCI - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $1, $0, $2, $1			(2)	(6)
Qualifying derivatives, net of tax of $11, $51, $68, $210	(6)	(61)	(122)	(335)
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $0, $0	(1)		(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($3), ($4)	2	1	5	6
Net actuarial loss, net of tax of ($12), ($6), ($37), ($17)	33	17	101	54
Total other comprehensive income (loss) attributable to PPL
Shareowners	121	81	(67)	(251)

Comprehensive income (loss)	532	436	1,162	920
Comprehensive income attributable to noncontrolling interests	1		1	4

Comprehensive income (loss) attributable to PPL Shareowners	$531	$436	$1,161	$916

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$1,229	$1,171
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	859	813
Amortization	164	144
Defined benefit plans - expense	135	123
Deferred income taxes and investment tax credits	301	298
Unrealized (gains) losses on derivatives, and other hedging activities	126	21
Other	92	34
Change in current assets and current liabilities
Accounts receivable	(79)	19
Accounts payable	(140)	(175)
Unbilled revenues	197	121
Counterparty collateral	(77)	13
Taxes payable	76	29
Uncertain tax positions	(104)	(4)
Accrued interest	8	43
Other	(111)	8
Other operating activities
Defined benefit plans - funding	(505)	(526)
Other assets	(59)	1
Other liabilities	111	(39)
Net cash provided by operating activities	2,223	2,094
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,768)	(2,078)
Ironwood Acquisition, net of cash acquired		(84)
Purchases of nuclear plant decommissioning trust investments	(102)	(112)
Proceeds from the sale of nuclear plant decommissioning trust investments	92	102
Net (increase) decrease in restricted cash and cash equivalents	13	62
Other investing activities	(23)	(6)
Net cash provided by (used in) investing activities	(2,788)	(2,116)
Cash Flows from Financing Activities
Issuance of long-term debt	862	824
Retirement of long-term debt	(309)	(105)
Repurchase of common stock	(74)
Issuance of common stock	1,409	54
Payment of common stock dividends	(645)	(623)
Redemption of preference stock of a subsidiary		(250)
Debt issuance and credit facility costs	(37)	(10)
Contract adjustment payments	(72)	(71)
Net increase (decrease) in short-term debt	(148)	(51)
Other financing activities	(20)	(8)
Net cash provided by (used in) financing activities	966	(240)
Effect of Exchange Rates on Cash and Cash Equivalents	(11)	6
Net Increase (Decrease) in Cash and Cash Equivalents	390	(256)
Cash and Cash Equivalents at Beginning of Period	901	1,202
Cash and Cash Equivalents at End of Period	$1,291	$946

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$1,291	$901
Restricted cash and cash equivalents	52	54
Accounts receivable (less reserve: 2013, $65; 2012, $64)
Customer	857	745
Other	117	79
Unbilled revenues	652	857
Fuel, materials and supplies	686	673
Prepayments	173	166
Price risk management assets	1,045	1,525
Regulatory assets	31	19
Other current assets	67	49
Total Current Assets	4,971	5,068

Investments
Nuclear plant decommissioning trust funds	804	712
Other investments	47	47
Total Investments	851	759

Property, Plant and Equipment
Regulated utility plant	26,498	25,196
Less: accumulated depreciation - regulated utility plant	4,636	4,164
Regulated utility plant, net	21,862	21,032
Non-regulated property, plant and equipment
Generation	11,653	11,295
Nuclear fuel	590	524
Other	834	726
Less: accumulated depreciation - non-regulated property, plant and equipment	6,173	5,942
Non-regulated property, plant and equipment, net	6,904	6,603
Construction work in progress	2,822	2,397
Property, Plant and Equipment, net (a)	31,588	30,032

Other Noncurrent Assets
Regulatory assets	1,423	1,483
Goodwill	4,050	4,158
Other intangibles	932	925
Price risk management assets	550	572
Other noncurrent assets	623	637
Total Other Noncurrent Assets	7,578	7,775

Total Assets	$44,988	$43,634

(a)
At September 30, 2013 and December 31, 2012, includes $413 million and $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$499	$652
Long-term debt due within one year	751	751
Accounts payable	1,079	1,252
Taxes	170	90
Interest	325	325
Dividends	232	210
Price risk management liabilities	823	1,065
Regulatory liabilities	68	61
Other current liabilities	1,001	1,219
Total Current Liabilities	4,948	5,625

Long-term Debt	19,092	18,725

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,777	3,387
Investment tax credits	345	328
Price risk management liabilities	538	629
Accrued pension obligations	1,529	2,076
Asset retirement obligations	678	536
Regulatory liabilities	1,054	1,010
Other deferred credits and noncurrent liabilities	665	820
Total Deferred Credits and Other Noncurrent Liabilities	8,586	8,786

Commitments and Contingent Liabilities (Notes 5, 6 and 10)

Equity
PPL Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	8,305	6,936
Earnings reinvested	6,040	5,478
Accumulated other comprehensive loss	(2,007)	(1,940)
Total PPL Shareowners' Common Equity	12,344	10,480
Noncontrolling Interests	18	18
Total Equity	12,362	10,498

Total Liabilities and Equity	$44,988	$43,634

(a)	780,000 shares authorized; 630,239 and 581,944 shares issued and outstanding at September 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

June 30, 2013 (b)	591,622	$6	$7,195	$5,863	$(2,128)	$18	$10,954
Common stock issued (c)	40,117		1,151				1,151
Common stock repurchased (d)	(1,500)		(46)				(46)
Stock-based compensation (e)			5				5
Net income				410		1	411
Dividends, dividend equivalents,
redemptions and distributions (f)				(233)		(1)	(234)
Other comprehensive
income (loss)					121		121
September 30, 2013 (b)	630,239	$6	$8,305	$6,040	$(2,007)	$18	$12,362

December 31, 2012 (b)	581,944	$6	$6,936	$5,478	$(1,940)	$18	$10,498
Common stock issued (c)	50,725		1,433				1,433
Common stock repurchased (d)	(2,430)		(74)				(74)
Cash settlement of equity forward
agreements (d)			(13)				(13)
Stock-based compensation (e)			23				23
Net income				1,228		1	1,229
Dividends, dividend equivalents,
redemptions and distributions (f)				(666)		(1)	(667)
Other comprehensive
income (loss)					(67)		(67)
September 30, 2013 (b)	630,239	$6	$8,305	$6,040	$(2,007)	$18	$12,362

June 30, 2012	580,213	$6	$6,886	$5,190	$(1,120)	$18	$10,980
Common stock issued (c)	757		21				21
Stock-based compensation (e)			5				5
Net income				355			355
Dividends, dividend equivalents
redemptions and distributions (f)				(210)			(210)
Other comprehensive
income (loss)					81		81
September 30, 2012	580,970	$6	$6,912	$5,335	$(1,039)	$18	$11,232

December 31, 2011	578,405	$6	$6,813	$4,797	$(788)	$268	$11,096
Common stock issued (c)	2,565		71				71
Stock-based compensation (e)			28				28
Net income				1,167		4	1,171
Dividends, dividend equivalents
redemptions and distributions (f)				(629)		(254)	(883)
Other comprehensive
income (loss)					(251)		(251)
September 30, 2012	580,970	$6	$6,912	$5,335	$(1,039)	$18	$11,232

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)	See Note 18 for disclosure of balances of each component of AOCI.
(c)
Each period includes shares of common stock issued through various stock and incentive compensation plans.  The 2013 periods include the April and July issuances of shares of common stock.  See Note 7 for additional information.

(d)	See Note 7 for additional information.
(e)
The three and nine months ended September 30, 2013 include $8 million and $44 million and the three and nine months ended September 30, 2012 include $7 million and $42 million of stock-based compensation expense related to new and existing unvested equity awards.  The three and nine months ended September 30, 2013 include $(3) million and $(21) million and the three and nine months ended September 30, 2012 include $(2) million and $(14) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

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

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues
Wholesale energy marketing
Realized	$980	$1,076	$2,767	$3,367
Unrealized economic activity (Note 14)	(49)	(716)	(281)	(322)
Wholesale energy marketing to affiliate	11	23	37	61
Unregulated retail electric and gas	266	219	761	623
Net energy trading margins	12	(11)	1	7
Energy-related businesses	143	128	378	336
Total Operating Revenues	1,363	719	3,663	4,072

Operating Expenses
Operation
Fuel	258	321	780	728
Energy purchases
Realized	425	421	1,277	1,715
Unrealized economic activity (Note 14)	(37)	(569)	(192)	(420)
Energy purchases from affiliate	1	1	3	2
Other operation and maintenance	243	220	748	769
Depreciation	80	73	237	206
Taxes, other than income	18	18	51	53
Energy-related businesses	138	125	366	326
Total Operating Expenses	1,126	610	3,270	3,379

Operating Income	237	109	393	693

Other Income (Expense) - net	2	5	18	16

Other-Than-Temporary Impairments	1		1	1

Interest Expense	39	43	131	123

Income Before Income Taxes	199	71	279	585

Income Taxes	74	16	106	202

Net Income	125	55	173	383

Net Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income Attributable to PPL Energy Supply Member	$124	$54	$172	$382

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$125	$55	$173	$383

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Available-for-sale securities, net of tax of ($15), ($14), ($42), ($32)	15	13	40	30
Qualifying derivatives, net of tax of $0, ($1), $0, ($41)		(1)		58
Reclassifications from AOCI - (gains) losses, net of tax expense
(benefit):
Available-for-sale securities, net of tax of $1, $0, $2, $1			(2)	(6)
Qualifying derivatives, net of tax of $19, $62, $63, $218	(29)	(92)	(96)	(351)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($2), ($2)	1	1	3	4
Net actuarial loss, net of tax of ($2), ($1), ($7), ($1)	3	2	11	8
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	(10)	(77)	(44)	(257)

Comprehensive income (loss)	115	(22)	129	126
Comprehensive income attributable to noncontrolling interests	1	1	1	1
Comprehensive income (loss) attributable to PPL Energy
Supply Member	$114	$(23)	$128	$125

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$173	$383
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	237	206
Amortization	111	93
Defined benefit plans - expense	39	33
Deferred income taxes and investment tax credits	112	132
Unrealized (gains) losses on derivatives, and other hedging activities	98	(37)
Other	32	33
Change in current assets and current liabilities
Accounts receivable	71	(26)
Accounts payable	(131)	(110)
Unbilled revenues	135	78
Fuel, materials and supplies	(18)	(20)
Counterparty collateral	(77)	12
Other	(32)	(28)
Other operating activities
Defined benefit plans - funding	(107)	(70)
Other assets	(32)	(16)
Other liabilities	(28)	11
Net cash provided by operating activities	583	674
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(341)	(460)
Ironwood Acquisition, net of cash acquired		(84)
Expenditures for intangible assets	(33)	(36)
Purchases of nuclear plant decommissioning trust investments	(102)	(112)
Proceeds from the sale of nuclear plant decommissioning trust investments	92	102
Net (increase) decrease in notes receivable from affiliates		198
Net (increase) decrease in restricted cash and cash equivalents	9	70
Other investing activities	24	14
Net cash provided by (used in) investing activities	(351)	(308)
Cash Flows from Financing Activities
Retirement of long-term debt	(309)	(6)
Contributions from member	980	472
Distributions to member	(408)	(733)
Net increase (decrease) in short-term debt	(356)	(45)
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	(94)	(313)
Net Increase (Decrease) in Cash and Cash Equivalents	138	53
Cash and Cash Equivalents at Beginning of Period	413	379
Cash and Cash Equivalents at End of Period	$551	$432

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$551	$413
Restricted cash and cash equivalents	37	46
Accounts receivable (less reserve: 2013, $20; 2012, $23)
Customer	203	183
Other	104	31
Accounts receivable from affiliates	37	125
Unbilled revenues	234	369
Fuel, materials and supplies	345	327
Prepayments	22	15
Price risk management assets	961	1,511
Other current assets	22	10
Total Current Assets	2,516	3,030

Investments
Nuclear plant decommissioning trust funds	804	712
Other investments	41	41
Total Investments	845	753

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,663	11,305
Nuclear fuel	590	524
Other	307	294
Less: accumulated depreciation - non-regulated property, plant and equipment	6,025	5,817
Non-regulated property, plant and equipment, net	6,535	6,306
Construction work in progress	739	987
Property, Plant and Equipment, net (a)	7,274	7,293

Other Noncurrent Assets
Goodwill	86	86
Other intangibles	262	252
Price risk management assets	519	557
Other noncurrent assets	362	404
Total Other Noncurrent Assets	1,229	1,299

Total Assets	$11,864	$12,375

(a)
At September 30, 2013 and December 31, 2012, includes $413 million and $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt		$356
Long-term debt due within one year	$741	751
Accounts payable	328	438
Accounts payable to affiliates	3	31
Taxes	19	62
Interest	53	31
Price risk management liabilities	773	1,010
Deferred income taxes	45	158
Other current liabilities	264	319
Total Current Liabilities	2,226	3,156

Long-term Debt	2,221	2,521

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,429	1,232
Investment tax credits	207	186
Price risk management liabilities	462	556
Accrued pension obligations	203	293
Asset retirement obligations	388	365
Other deferred credits and noncurrent liabilities	180	218
Total Deferred Credits and Other Noncurrent Liabilities	2,869	2,850

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	4,530	3,830
Noncontrolling interests	18	18
Total Equity	4,548	3,848

Total Liabilities and Equity	$11,864	$12,375

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

June 30, 2013 (a)	$3,541	$18	$3,559
Net income	124	1	125
Other comprehensive income (loss)	(10)		(10)
Contributions from member	875		875
Distributions		(1)	(1)
September 30, 2013 (a)	$4,530	$18	$4,548

December 31, 2012 (a)	$3,830	$18	$3,848
Net income	172	1	173
Other comprehensive income (loss)	(44)		(44)
Contributions from member	980		980
Distributions	(408)	(1)	(409)
September 30, 2013 (a)	$4,530	$18	$4,548

June 30, 2012	$3,982	$18	$4,000
Net income	54	1	55
Other comprehensive income (loss)	(77)		(77)
Distributions	(76)	(1)	(77)
September 30, 2012	$3,883	$18	$3,901

December 31, 2011	$4,019	$18	$4,037
Net income	382	1	383
Other comprehensive income (loss)	(257)		(257)
Contributions from member	472		472
Distributions	(733)	(1)	(734)
September 30, 2012	$3,883	$18	$3,901

(a)	See Note 18 for disclosure of balances of each component of AOCI.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues
Retail electric	$463	$443	$1,388	$1,303
Electric revenue from affiliate	1	1	3	3
Total Operating Revenues	464	444	1,391	1,306

Operating Expenses
Operation
Energy purchases	144	137	436	410
Energy purchases from affiliate	11	23	37	61
Other operation and maintenance	134	148	391	431
Depreciation	45	41	132	119
Taxes, other than income	25	24	77	72
Total Operating Expenses	359	373	1,073	1,093

Operating Income	105	71	318	213

Other Income (Expense) - net	2	3	5	6

Interest Expense	30	25	80	73

Income Before Income Taxes	77	49	243	146

Income Taxes	26	16	83	47

Net Income (a)	51	33	160	99

Distributions on Preference Stock				4

Net Income Available to PPL	$51	$33	$160	$95

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$160	$99
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	132	119
Amortization	13	13
Defined benefit plans - expense	16	17
Deferred income taxes and investment tax credits	103	72
Other	2	3
Change in current assets and current liabilities
Accounts receivable	(14)	48
Accounts payable	(51)	(43)
Unbilled revenues	34	18
Taxes payable	24
Other	(19)	(4)
Other operating activities
Defined benefit plans - funding	(88)	(54)
Other assets	6
Other liabilities	9	(27)
Net cash provided by operating activities	327	261

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(688)	(407)
Net (increase) decrease in notes receivable from affiliates		(210)
Other investing activities	(9)	3
Net cash provided by (used in) investing activities	(697)	(614)

Cash Flows from Financing Activities
Issuance of long-term debt	348	249
Contributions from parent	205	150
Redemption of preference stock		(250)
Payment of common stock dividends to parent	(94)	(75)
Other financing activities	(4)	(10)
Net cash provided by (used in) financing activities	455	64

Net Increase (Decrease) in Cash and Cash Equivalents	85	(289)
Cash and Cash Equivalents at Beginning of Period	140	320
Cash and Cash Equivalents at End of Period	$225	$31

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$225	$140
Accounts receivable (less reserve: 2013, $20; 2012, $18)
Customer	273	249
Other	14	5
Accounts receivable from affiliates	4	29
Unbilled revenues	76	110
Materials and supplies	35	39
Prepayments	67	76
Deferred income taxes	46	45
Other current assets	18	4
Total Current Assets	758	697

Property, Plant and Equipment
Regulated utility plant	6,771	6,286
Less: accumulated depreciation - regulated utility plant	2,421	2,316
Regulated utility plant, net	4,350	3,970
Other, net	2	2
Construction work in progress	519	370
Property, Plant and Equipment, net	4,871	4,342

Other Noncurrent Assets
Regulatory assets	857	853
Intangibles	208	171
Other noncurrent assets	35	55
Total Other Noncurrent Assets	1,100	1,079

Total Assets	$6,729	$6,118

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Long term debt due within one year	$10
Accounts payable	244	$259
Accounts payable to affiliates	46	63
Taxes	36	12
Interest	23	26
Regulatory liabilities	51	52
Other current liabilities	94	93
Total Current Liabilities	504	505

Long-term Debt	2,305	1,967

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,334	1,233
Investment tax credits	3	3
Accrued pension obligations	157	237
Regulatory liabilities	14	8
Other deferred credits and noncurrent liabilities	79	103
Total Deferred Credits and Other Noncurrent Liabilities	1,587	1,584

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,340	1,135
Earnings reinvested	629	563
Total Equity	2,333	2,062

Total Liabilities and Equity	$6,729	$6,118

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preference	Common	paid-in	Earnings
	(a)	stock	stock	capital	reinvested	Total

June 30, 2013	66,368		$364	$1,340	$606	$2,310
Net income					51	51
Cash dividends declared on common stock					(28)	(28)
September 30, 2013	66,368		$364	$1,340	$629	$2,333

December 31, 2012	66,368		$364	$1,135	$563	$2,062
Net income					160	160
Capital contributions from PPL				205		205
Cash dividends declared on common stock					(94)	(94)
September 30, 2013	66,368		$364	$1,340	$629	$2,333

June 30, 2012	66,368		$364	$979	$538	$1,881
Net income					33	33
Capital contributions from PPL				150		150
Cash dividends declared on common stock					(19)	(19)
September 30, 2012	66,368		$364	$1,129	$552	$2,045

December 31, 2011	66,368	$250	$364	$979	$532	$2,125
Net income					99	99
Redemption of preference stock (b)		(250)				(250)
Capital contributions from PPL				150		150
Cash dividends declared on preference stock					(4)	(4)
Cash dividends declared on common stock					(75)	(75)
September 30, 2012	66,368	$	$364	$1,129	$552	$2,045

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	In June 2012, PPL Electric redeemed all of its outstanding preference stock.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating Revenues	$744	$732	$2,226	$2,095

Operating Expenses
Operation
Fuel	237	249	684	677
Energy purchases	23	27	146	135
Other operation and maintenance	188	186	582	589
Depreciation	84	87	249	259
Taxes, other than income	12	11	36	34
Total Operating Expenses	544	560	1,697	1,694

Operating Income	200	172	529	401

Other Income (Expense) - net	(4)	(4)	(6)	(14)

Interest Expense	37	37	110	112

Interest Expense with Affiliate			1

Income from Continuing Operations Before Income Taxes	159	131	412	275

Income Taxes	59	48	153	89

Income from Continuing Operations After Income Taxes	100	83	259	186

Income (Loss) from Discontinued Operations (net of income taxes)			1	(6)

Net Income (a)	$100	$83	$260	$180

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$260	$180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	249	259
Amortization	19	20
Defined benefit plans - expense	38	30
Deferred income taxes and investment tax credits	99	92
Other	6	(5)
Change in current assets and current liabilities
Accounts receivable	(78)	(25)
Accounts payable	34	4
Accounts payable to affiliates	1
Unbilled revenues	19	26
Fuel, materials and supplies	1	4
Income tax receivable		3
Taxes payable	83	51
Accrued interest	30	29
Other		19
Other operating activities
Defined benefit plans - funding	(159)	(66)
Settlement of interest rate swaps	98
Other assets	(1)	(3)
Other liabilities	14	28
Net cash provided by operating activities	713	646
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(891)	(525)
Net (increase) decrease in notes receivable from affiliates		9
Net (increase) decrease in restricted cash and cash equivalents	10	(3)
Other investing activities	2
Net cash provided by (used in) investing activities	(879)	(519)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	27
Net increase (decrease) in short-term debt	87
Debt issuance and credit facility costs		(1)
Distributions to member	(116)	(95)
Contributions from member	146
Net cash provided by (used in) financing activities	144	(96)
Net Increase (Decrease) in Cash and Cash Equivalents	(22)	31
Cash and Cash Equivalents at Beginning of Period	43	59
Cash and Cash Equivalents at End of Period	$21	$90

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$21	$43
Accounts receivable (less reserve: 2013, $22; 2012, $19)
Customer	216	133
Other	18	20
Unbilled revenues	137	156
Accounts receivable from affiliates		1
Fuel, materials and supplies	275	276
Prepayments	24	28
Price risk management assets from affiliates		14
Deferred income taxes	20	13
Regulatory assets	29	19
Other current assets	6	4
Total Current Assets	746	707

Property, Plant and Equipment
Regulated utility plant	8,434	8,073
Less: accumulated depreciation - regulated utility plant	713	519
Regulated utility plant, net	7,721	7,554
Other, net	3	3
Construction work in progress	1,341	750
Property, Plant and Equipment, net	9,065	8,307

Other Noncurrent Assets
Regulatory assets	566	630
Goodwill	996	996
Other intangibles	232	271
Other noncurrent assets	97	108
Total Other Noncurrent Assets	1,891	2,005

Total Assets	$11,702	$11,019

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$212	$125
Notes payable with affiliates	52	25
Accounts payable	312	283
Accounts payable to affiliates	2	1
Customer deposits	49	48
Taxes	109	26
Price risk management liabilities	4	5
Price risk management liabilities with affiliates	14
Regulatory liabilities	17	9
Interest	51	21
Other current liabilities	104	100
Total Current Liabilities	926	643

Long-term Debt	4,076	4,075

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	651	541
Investment tax credits	136	138
Accrued pension obligations	267	414
Asset retirement obligations	245	125
Regulatory liabilities	1,040	1,002
Price risk management liabilities	37	53
Other deferred credits and noncurrent liabilities	249	242
Total Deferred Credits and Other Noncurrent Liabilities	2,625	2,515

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,075	3,786

Total Liabilities and Equity	$11,702	$11,019

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

June 30, 2013	$4,022
Net income	100
Distributions to member	(47)
September 30, 2013	$4,075

December 31, 2012	$3,786
Net income	260
Contributions from member	146
Distributions to member	(116)
Other comprehensive income (loss)	(1)
September 30, 2013	$4,075

June 30, 2012	$3,774
Net income	83
Distributions to member	(35)
September 30, 2012	$3,822

December 31, 2011	$3,741
Net income	180
Distributions to member	(95)
Other comprehensive income (loss)	(4)
September 30, 2012	$3,822

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues
Retail and wholesale	$332	$324	$1,003	$939
Electric revenue from affiliate	11	9	46	51
Total Operating Revenues	343	333	1,049	990

Operating Expenses
Operation
Fuel	100	100	284	281
Energy purchases	18	18	129	110
Energy purchases from affiliate	2	3	6	9
Other operation and maintenance	93	87	278	277
Depreciation	37	38	110	114
Taxes, other than income	6	6	18	17
Total Operating Expenses	256	252	825	808

Operating Income	87	81	224	182

Other Income (Expense) - net	(1)	(3)	(3)	(3)

Interest Expense	10	10	30	31

Income Before Income Taxes	76	68	191	148

Income Taxes	27	25	69	54

Net Income (a)	$49	$43	$122	$94

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$122	$94
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	110	114
Amortization	9	8
Defined benefit plans - expense	13	14
Deferred income taxes and investment tax credits	22	40
Other	10	(11)
Change in current assets and current liabilities
Accounts receivable	(20)	(5)
Accounts payable	18	2
Accounts payable to affiliates	7
Unbilled revenues	10	16
Fuel, materials and supplies	2	(10)
Taxes payable	32	21
Other	12	13
Other operating activities
Defined benefit plans - funding	(45)	(26)
Settlement of interest rate swaps	49
Other assets	(1)	(2)
Other liabilities	2	(1)
Net cash provided by operating activities	352	267
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(376)	(193)
Net (increase) decrease in restricted cash and cash equivalents	10	(3)
Net cash provided by (used in) investing activities	(366)	(196)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	17
Debt issuance and credit facility costs		(1)
Payment of common stock dividends to parent	(67)	(47)
Contributions from parent	54
Net cash provided by (used in) financing activities	4	(48)
Net Increase (Decrease) in Cash and Cash Equivalents	(10)	23
Cash and Cash Equivalents at Beginning of Period	22	25
Cash and Cash Equivalents at End of Period	$12	$48

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$12	$22
Accounts receivable (less reserve: 2013, $2; 2012, $1)
Customer	93	59
Other	9	16
Unbilled revenues	62	72
Accounts receivable from affiliates	8	14
Fuel, materials and supplies	140	142
Prepayments	4	7
Price risk management from affiliates		7
Deferred income taxes	3
Regulatory assets	19	19
Other current assets	1	1
Total Current Assets	351	359

Property, Plant and Equipment
Regulated utility plant	3,340	3,187
Less: accumulated depreciation - regulated utility plant	309	220
Regulated utility plant, net	3,031	2,967
Other, net	1
Construction work in progress	490	259
Property, Plant and Equipment, net	3,522	3,226

Other Noncurrent Assets
Regulatory assets	359	400
Goodwill	389	389
Other intangibles	126	144
Other noncurrent assets	33	44
Total Other Noncurrent Assets	907	977

Total Assets	$4,780	$4,562

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$72	$55
Accounts payable	147	117
Accounts payable to affiliates	30	23
Customer deposits	24	23
Taxes	34	2
Price risk management liabilities	4	5
Price risk management liabilities with affiliates	7
Regulatory liabilities	11	4
Interest	10	5
Other current liabilities	34	34
Total Current Liabilities	373	268

Long-term Debt	1,112	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	577	544
Investment tax credits	39	40
Accrued pension obligations	56	102
Asset retirement obligations	69	56
Regulatory liabilities	489	471
Price risk management liabilities	37	53
Other deferred credits and noncurrent liabilities	109	106
Total Deferred Credits and Other Noncurrent Liabilities	1,376	1,372

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,332	1,278
Earnings reinvested	163	108
Total Equity	1,919	1,810

Total Liabilities and Equity	$4,780	$4,562

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

June 30, 2013	21,294	$424	$1,332	$133	$1,889
Net income				49	49
Cash dividends declared on common stock				(19)	(19)
September 30, 2013	21,294	$424	$1,332	$163	$1,919

December 31, 2012	21,294	$424	$1,278	$108	$1,810
Net income				122	122
Capital contributions from LKE			54		54
Cash dividends declared on common stock				(67)	(67)
September 30, 2013	21,294	$424	$1,332	$163	$1,919

June 30, 2012	21,294	$424	$1,278	$80	$1,782
Net income				43	43
Cash dividends declared on common stock				(16)	(16)
September 30, 2012	21,294	$424	$1,278	$107	$1,809

December 31, 2011	21,294	$424	$1,278	$60	$1,762
Net income				94	94
Cash dividends declared on common stock				(47)	(47)
September 30, 2012	21,294	$424	$1,278	$107	$1,809

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Revenues
Retail and wholesale	$412	$408	$1,223	$1,156
Electric revenue from affiliate	2	3	6	9
Total Operating Revenues	414	411	1,229	1,165

Operating Expenses
Operation
Fuel	137	149	400	396
Energy purchases	5	9	17	25
Energy purchases from affiliate	11	9	46	51
Other operation and maintenance	91	93	286	286
Depreciation	46	49	138	145
Taxes, other than income	6	5	18	17
Total Operating Expenses	296	314	905	920

Operating Income	118	97	324	245

Other Income (Expense) - net	(2)	1	(1)	(5)

Interest Expense	17	18	51	52

Income Before Income Taxes	99	80	272	188

Income Taxes	36	30	101	70

Net Income (a)	$63	$50	$171	$118

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net income	$171	$118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	138	145
Amortization	9	9
Defined benefit plans - expense	16	9
Deferred income taxes and investment tax credits	73	78
Other	(3)	1
Change in current assets and current liabilities
Accounts receivable	(46)	(34)
Accounts payable	25	9
Accounts payable to affiliates	(9)	(4)
Unbilled revenues	9	10
Fuel, materials and supplies	(1)	16
Taxes payable	39	26
Accrued interest	15	14
Other	(3)	18
Other operating activities
Defined benefit plans - funding	(62)	(20)
Settlement of interest rate swaps	49
Other assets	(2)	(1)
Other liabilities	1	16
Net cash provided by operating activities	419	410
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(512)	(331)
Other investing activities	2
Net cash provided by (used in) investing activities	(510)	(331)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	70
Payment of common stock dividends to parent	(83)	(68)
Contributions from parent	92
Net cash provided by (used in) financing activities	79	(68)
Net Increase (Decrease) in Cash and Cash Equivalents	(12)	11
Cash and Cash Equivalents at Beginning of Period	21	31
Cash and Cash Equivalents at End of Period	$9	$42

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$9	$21
Accounts receivable (less reserve: 2013, $4; 2012, $2)
Customer	123	74
Other	8	13
Unbilled revenues	75	84
Accounts receivable from affiliates	10	7
Fuel, materials and supplies	135	134
Prepayments	11	10
Price risk management assets from affiliates		7
Deferred income taxes	3	3
Regulatory assets	10
Other current assets	5	3
Total Current Assets	389	356

Property, Plant and Equipment
Regulated utility plant	5,094	4,886
Less: accumulated depreciation - regulated utility plant	404	299
Regulated utility plant, net	4,690	4,587
Other, net	1	1
Construction work in progress	849	490
Property, Plant and Equipment, net	5,540	5,078

Other Noncurrent Assets
Regulatory assets	207	230
Goodwill	607	607
Other intangibles	106	127
Other noncurrent assets	57	57
Total Other Noncurrent Assets	977	1,021

Total Assets	$6,906	$6,455

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$140	$70
Accounts payable	155	147
Accounts payable to affiliates	24	33
Customer deposits	25	25
Taxes	65	26
Price risk management liabilities with affiliates	7
Regulatory liabilities	6	5
Interest	25	10
Other current liabilities	31	33
Total Current Liabilities	478	349

Long-term Debt	1,843	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	660	587
Investment tax credits	97	98
Accrued pension obligations	45	104
Asset retirement obligations	176	69
Regulatory liabilities	551	531
Other deferred credits and noncurrent liabilities	93	92
Total Deferred Credits and Other Noncurrent Liabilities	1,622	1,481

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,440	2,348
Accumulated other comprehensive income (loss)	1	1
Earnings reinvested	214	126
Total Equity	2,963	2,783

Total Liabilities and Equity	$6,906	$6,455

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2013 and December 31, 2012.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

June 30, 2013	37,818	$308	$2,440	$179	$1	$2,928
Net income				63		63
Cash dividends declared on common stock				(28)		(28)
September 30, 2013	37,818	$308	$2,440	$214	$1	$2,963

December 31, 2012	37,818	$308	$2,348	$126	$1	$2,783
Net income				171		171
Capital contributions from LKE			92			92
Cash dividends declared on common stock				(83)		(83)
September 30, 2013	37,818	$308	$2,440	$214	$1	$2,963

June 30, 2012	37,818	$308	$2,348	$109	$(4)	$2,761
Net income				50		50
Cash dividends declared on common stock				(20)		(20)
September 30, 2012	37,818	$308	$2,348	$139	$(4)	$2,791

December 31, 2011	37,818	$308	$2,348	$89		$2,745
Net income				118		118
Cash dividends declared on common stock				(68)		(68)
Other comprehensive income (loss)					$(4)	(4)
September 30, 2012	37,818	$308	$2,348	$139	$(4)	$2,791

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Financial Statements (Unaudited)

1.  Interim Financial Statements

(All Registrants)

Capitalized terms and abbreviations appearing in the unaudited combined notes to condensed financial statements are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for their related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2012 is derived from that Registrant's 2012 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2012 Form 10-K.  The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013, or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2013 financial statements.

2.  Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2012 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During the three and nine months ended September 30, 2013, PPL Electric purchased $259 million and $738 million of accounts receivable from unaffiliated third parties and $75 million and $222 million from PPL EnergyPlus.  During the three and nine months ended September 30, 2012, PPL Electric purchased $225 million and $647 million of accounts receivable from unaffiliated third parties and $81 million and $237 million from PPL EnergyPlus.

Depreciation (PPL and Kentucky Registrants)

The KPSC approved new lower depreciation rates for LG&E and KU as part of the rate-case settlement agreement reached in
2012.  The new rates became effective January 1, 2013 and will result in lower depreciation of approximately $19 million ($9 million for LG&E and $10 million for KU) in 2013, exclusive of net additions to PP&E since the rate case.

New Accounting Guidance Adopted (All Registrants)

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

3.  Segment and Related Information

(PPL)

See Note 2 in PPL's 2012 Form 10-K for a discussion of reportable segments.  "Corporate and Other" primarily includes financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain unallocated assets, which is presented to reconcile segment information to PPL's consolidated results.  For 2012, there were no significant costs or assets in this category.

In 2013, costs included in the Corporate and Other category increased, as anticipated, primarily due to an increase in financing at PPL Capital Funding not directly attributable to a particular segment.  PPL's growth in rate-regulated businesses provides the organization an enhanced corporate-level financing alternative, through PPL Capital Funding, that further enables PPL to cost-effectively support targeted credit profiles across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in addition to continued direct financing by the operating companies.  The financing costs associated primarily with PPL Capital Funding's new securities issuances, with certain exceptions including the remarketing of the debt component of the Equity Units, have not been directly assigned or allocated to any segment and generally have been reflected in Corporate and Other in 2013.

For the periods ended September 30, financial data for the segments are:

	Three Months		Nine Months
	2013	2012	2013	2012
Income Statement Data
Revenues from external customers
U.K. Regulated	$543	$528	$1,763	$1,647
Kentucky Regulated	744	732	2,226	2,095
Pennsylvania Regulated	463	443	1,388	1,303
Supply (a)	1,352	700	3,626	4,019
Corporate and Other	3		9
Total	$3,105	$2,403	$9,012	$9,064

Intersegment electric revenues
Pennsylvania Regulated	$1	$1	$3	$3
Supply	11	23	37	61

	Three Months		Nine Months
	2013	2012	2013	2012
Net Income Attributable to PPL Shareowners
U.K. Regulated (a)	$183	$202	$741	$563
Kentucky Regulated	93	72	227	148
Pennsylvania Regulated	51	33	160	95
Supply (a)	91	48	122	361
Corporate and Other	(8)		(22)
Total	$410	$355	$1,228	$1,167

	September 30,	December 31,
	2013	2012
Balance Sheet Data
Assets
U.K. Regulated	$14,329	$14,073
Kentucky Regulated	11,368	10,670
Pennsylvania Regulated	6,729	6,023
Supply	12,198	12,868
Corporate and Other (b)	364
Total assets	$44,988	$43,634

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	Primarily consists of unallocated assets, including cash, PP&E and the elimination of inter-segment transactions.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the treasury stock method or If-Converted Method, as applicable.  The If-Converted Method was applied to the Equity Units prior to settlement beginning in the first quarter of 2013.  Incremental non-participating securities that have a dilutive impact are detailed in the table below.

See Note 7 for information on the April and May 2013 settlements of forward sale agreements and the July 2013 issuance of PPL common stock to settle the 2010 Purchase Contracts.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months			Nine Months
	2013	2012		2013	2012
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL
shareowners	$409		$355	$1,226	$1,173
Less amounts allocated to participating securities	2		2	6	7
Income from continuing operations after income taxes available to PPL
common shareowners - Basic	407		353	1,220	1,166
Plus interest charges (net of tax) related to Equity Units	7			37
Income from continuing operations after income taxes available to PPL
common shareowners - Diluted	$414		$353	$1,257	$1,166

Income (loss) from discontinued operations (net of income taxes) available
to PPL common shareowners - Basic and Diluted	$1	$		$2	$(6)

Net income attributable to PPL shareowners	$410		$355	$1,228	$1,167
Less amounts allocated to participating securities	2		2	6	7
Net income available to PPL common shareowners - Basic	408		353	1,222	1,160
Plus interest charges (net of tax) related to Equity Units	7			37
Net income available to PPL common shareowners - Diluted	$415		$353	$1,259	$1,160

	Three Months		Nine Months
	2013	2012	2013	2012
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	631,046	580,585	601,275	579,847
Add incremental non-participating securities:
Share-based payment awards	1,163	635	1,035	522
Equity Units	32,134	439	59,171	146
Forward sale agreements		977	613	415
Weighted-average shares - Diluted EPS	664,343	582,636	662,094	580,930

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.65	$0.61	$2.03	$2.01
Income (loss) from discontinued operations (net of income taxes)				(0.01)
Net Income	$0.65	$0.61	$2.03	$2.00

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.62	$0.61	$1.90	$2.01
Income (loss) from discontinued operations (net of income taxes)				(0.01)
Net Income	$0.62	$0.61	$1.90	$2.00

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows:

(Shares in thousands)	Three Months		Nine Months
	2013	2012	2013	2012

Stock-based compensation plans (a)	85	159	1,469	512
ESOP			275	280
DRIP		598	549	1,773

(a)	Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for information on the repurchase of shares of PPL common stock that offset the 2013 issuances of common stock under stock-based compensation plans, ESOP and DRIP.

For the periods ended September 30, the following were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
(Shares in thousands)	2013	2012	2013	2012

Stock options	1,136	4,935	4,793	5,622
Performance units	1		73	76
Restricted stock units			39

5.  Income Taxes

Reconciliations of income taxes for the periods ended September 30 are:

(PPL)

	Three Months		Nine Months
	2013	2012	2013	2012

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$173	$130	$550	$539

	Three Months		Nine Months
	2013	2012	2013	2012
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	6	29	38
State valuation allowance adjustments (a)	38	2	38	2
Impact of lower U.K. income tax rates (b)	(38)	(30)	(101)	(75)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	10	1	5	2
Federal and state tax reserve adjustments (d)	(1)	(2)	(41)	(7)
Foreign tax reserve adjustments	(2)		(2)	(5)
Federal and state income tax return adjustments	(4)		(4)
Enactment of the U.K.'s Finance Acts 2013 and 2012 (b)	(93)	(74)	(93)	(74)
Federal income tax credits	(4)	(5)	(9)	(12)
Amortization of investment tax credit	(1)	(2)	(6)	(7)
Depreciation not normalized	(2)	(2)	(6)	(6)
State deferred tax rate change (e)		(6)		(17)
Net operating loss carryforward adjustments (f)				(9)
Intercompany interest on U.K. financing entities (g)	(2)	(3)	(7)	(8)
Other	(2)	2	(9)	3
Total increase (decrease)	(89)	(113)	(206)	(175)
Total income taxes from continuing operations	$84	$17	$344	$364

(a)
During the three and nine months ended September 30, 2013, PPL recorded an increase in state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income over the remaining carryforward period of Pennsylvania net operating losses.

(b)
The U.K. Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2013 related to both rate decreases.

The U.K. Finance Act 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2012 related to both rate decreases.
(c)
During the three and nine months ended September 30, 2013, PPL recorded a $10 million and $24 million increase to income tax expense primarily attributable to a revision in the expected taxable amount of cash repatriation in 2013.

During the nine months ended September 30, 2013, PPL recorded a tax benefit of $19 million associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on an amended 2010 U.S. tax return.
(d)
In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in the fourth quarter of 2011.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition and oral argument was held in February 2013.  On May 20, 2013, the Supreme Court reversed the Third Circuit's opinion and ruled that the WPT is a creditable tax.  As a result of the Supreme Court ruling, PPL recorded a tax benefit of $44 million during the nine months ended September 30, 2013, of which $19 million relates to interest.

(e)	During the three and nine months ended September 30, 2012, PPL recorded adjustments related to state deferred tax liabilities.
(f)	During the nine months ended September 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(g)	PPL recorded foreign income tax benefits related to interest expense on intercompany loans for which there was no domestic income tax expense.

(PPL Energy Supply)

	Three Months		Nine Months
	2013	2012	2013	2012
Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$70	$25	$98	$205
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	1	10	25
State valuation allowance adjustments	4	2	4	2
Federal and state tax reserve adjustments (a)			6
Federal income tax credits	(4)	(4)	(7)	(10)
State deferred tax rate change (b)		(6)		(17)
Other	(3)	(2)	(5)	(3)
Total increase (decrease)	4	(9)	8	(3)
Total income taxes	$74	$16	$106	$202

(a)
During the nine months ended September 30, 2013, PPL Energy Supply reversed $3 million in tax benefits related to a 2008 change in method of accounting for certain expenditures for tax purposes and recorded $4 million in federal tax reserves related to differences in over (under) payment interest rates applied to audit claims as a result of the U.S. Supreme Court decision related to Windfall Profits Tax.

(b)	During the three and nine months ended September 30, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

(PPL Electric)

	Three Months		Nine Months
	2013	2012	2013	2012

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$27	$17	$85	$51
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	2	13	7
Federal and state tax reserve adjustments	(2)	(2)	(6)	(5)
Depreciation not normalized	(2)	(1)	(6)	(5)
Other	(2)		(3)	(1)
Total increase (decrease)	(1)	(1)	(2)	(4)
Total income taxes	$26	$16	$83	$47

(LKE)

	Three Months		Nine Months
	2013	2012	2013	2012

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$56	$46	$144	$96
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6	5	14	7
Amortization of investment tax credit	(1)	(1)	(3)	(4)
Net operating loss carryforward adjustments (a)				(9)
Other	(2)	(2)	(2)	(1)
Total increase (decrease)	3	2	9	(7)
Total income taxes from continuing operations	$59	$48	$153	$89

(a)	During the nine months ended September 30, 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

(LG&E)

	Three Months		Nine Months
	2013	2012	2013	2012

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$27	$24	$67	$52
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	2	7	5
Other	(3)	(1)	(5)	(3)
Total increase (decrease)		1	2	2
Total income taxes	$27	$25	$69	$54

(KU)

	Three Months		Nine Months
	2013	2012	2013	2012

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$35	$28	$95	$66
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	10	6
Other	(3)	(1)	(4)	(2)
Total increase (decrease)	1	2	6	4
Total income taxes	$36	$30	$101	$70

Unrecognized Tax Benefits (All Registrants)

Changes to unrecognized tax benefits for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2013	2012	2013	2012
PPL
Beginning of period	$36	$113	$92	$145
Additions based on tax positions of prior years		2		6
Reductions based on tax positions of prior years			(26)	(31)
Additions based on tax positions related to the current year			4
Reductions based on tax positions related to the current year		(1)		(2)
Settlements			(30)
Lapse of applicable statutes of limitations	(5)	(2)	(9)	(6)
End of period	$31	$112	$31	$112

PPL Energy Supply
Beginning of period	$15	$31	$30	$28
Additions based on tax positions of prior years				4
Reductions based on tax positions of prior years			(15)	(1)
End of period	$15	$31	$15	$31

PPL Electric
Beginning of period	$12	$43	$26	$73
Reductions based on tax positions of prior years		(1)	(10)	(28)
Additions based on tax positions related to the current year				1
Lapse of applicable statutes of limitations	(3)	(2)	(7)	(6)
End of period	$9	$40	$9	$40

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits were insignificant for the three and nine months ended September 30, 2013 and 2012.

At September 30, 2013, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.

	Increase	Decrease

PPL	$16	$30
PPL Energy Supply		15
PPL Electric	16	8

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

At September 30, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective income tax rate were as follows.

	2013	2012

PPL	$21	$34
PPL Energy Supply	14	14

The amounts for PPL Electric, LKE, LG&E and KU were insignificant.

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for Pennsylvania operations.  PPL made the same change for its Montana operations for the 2009 tax year.  In 2011, the IRS issued guidance on repair expenditures related to network assets providing a safe harbor method of determining whether the repair expenditures can be currently deducted for tax purposes.  On April 30, 2013, the IRS issued Revenue Procedure 2013-24 providing guidance to taxpayers to determine whether expenditures to maintain, replace or improve steam or electric generation property must be capitalized for tax purposes.  The IRS may assert, and ultimately conclude, that PPL's deduction for generation-related expenditures should be less than the amount determined by PPL.  PPL believes that it has established adequate reserves for this contingency.

6.  Utility Rate Regulation

(All Registrants except PPL Energy Supply)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012

Current Regulatory Assets:
ECR	$7
Gas supply clause	13	$11
Fuel adjustment clause		6
Other	11	2	$2
Total current regulatory assets	$31	$19	$2

Noncurrent Regulatory Assets:
Defined benefit plans	$683	$730	$345	$362
Taxes recoverable through future rates	302	293	302	293
Storm costs	152	168	55	59
Unamortized loss on debt	88	96	58	65
Interest rate swaps	49	67
Accumulated cost of removal of utility plant	95	71	95	71
AROs	37	26
Other	17	32	2	3
Total noncurrent regulatory assets	$1,423	$1,483	$857	$853
Current Regulatory Liabilities:
Generation supply charge	$21	$27	$21	$27
ECR		4
Gas supply clause	2	4
Transmission service charge	9	6	9	6
Transmission formula rate	9		9
Universal service rider	11	17	11	17
Gas line tracker	6
Other	10	3	1	2
Total current regulatory liabilities	$68	$61	$51	$52

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$690	$679
Coal contracts (a)	108	141
Power purchase agreement - OVEC (a)	102	108
Net deferred tax assets	32	34
Act 129 compliance rider	14	8	$14	$8
Defined benefit plans	18	17
Interest rate swaps	84	14
Other	6	9
Total noncurrent regulatory liabilities	$1,054	$1,010	$14	$8

	LKE		LG&E		KU
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012

Current Regulatory Assets:
ECR	$7		$2		$5
Gas supply clause	13	$11	13	$11
Fuel adjustment clause		6		6
Other	9	2	4	2	5
Total current regulatory assets	$29	$19	$19	$19	$10

	LKE		LG&E		KU
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012

Noncurrent Regulatory Assets:
Defined benefit plans	$338	$368	$212	$232	$126	$136
Storm costs	97	109	53	59	44	50
Unamortized loss on debt	30	31	19	20	11	11
Interest rate swaps	49	67	49	67
AROs	37	26	20	15	17	11
Other	15	29	6	7	9	22
Total noncurrent regulatory assets	$566	$630	$359	$400	$207	$230

Current Regulatory Liabilities:
ECR		$4				$4
Gas supply clause	$2	4	$2	$4
Gas line tracker	6		6
Other	9	1	3		$6	1
Total current regulatory liabilities	$17	$9	$11	$4	$6	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$690	$679	$300	$297	$390	$382
Coal contracts (a)	108	141	47	61	61	80
Power purchase agreement - OVEC (a)	102	108	71	75	31	33
Net deferred tax assets	32	34	26	28	6	6
Defined benefit plans	18	17			18	17
Interest rate swaps	84	14	42	7	42	7
Other	6	9	3	3	3	6
Total noncurrent regulatory liabilities	$1,040	$1,002	$489	$471	$551	$531

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

Kentucky Activities (PPL and Kentucky Registrants)

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

In December 2012, the PUC approved a total distribution revenue increase of about $71 million for PPL Electric, using a 10.40% return on equity.  The approved rates became effective January 1, 2013.

Storm Damage Expense Rider

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider (SDER).  PPL Electric filed its proposed SDER on March 28, 2013, including requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy, which the PUC previously approved for deferral.  PPL Electric proposed that the SDER become effective January 1, 2013 for storm costs incurred in 2013, with those costs and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014.  Several parties filed comments opposing the SDER.  PPL Electric and several other parties filed reply comments in May 2013.  In October 2013, the PUC adopted an Order requesting submission of additional comments and reply comments on PPL Electric's proposal.  This matter remains pending before the PUC.

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

Act 129 requires EDCs to reduce overall electricity consumption by 1.0% by May 2011 and by 3.0% by May 2013, and reduce peak demand by 4.5%.  The overall consumption reduction is measured against PUC-forecasted consumption for the twelve months ended May 31, 2010.  The peak demand reduction must occur for the 100 hours of highest demand, which is determined by actual demand reduction during the June 2012 through September 2012 period.  PPL Electric believes it has met the May 2011 requirement and will determine if it met the May 2013 peak demand reduction and energy reduction targets after it completes the final program evaluation in the fourth quarter of 2013.  PPL Electric does not expect the PUC to formally determine compliance for either the 2011 or 2013 requirements before the first quarter of 2014.

Act 129 requires the PUC to evaluate the costs and benefits of the EE&C program by November 30, 2013 and adopt additional reductions if the benefits of the program exceed the costs.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program, ending May 31, 2016, with individual consumption reduction targets for each EDC.  PPL Electric's Phase II reduction target is 2.1% of the total energy consumption forecasted by the PUC for the twelve months ended May 31, 2010.  The PUC did not establish demand reduction targets for the Phase II program.  PPL Electric filed its Phase II EE&C Plan with the PUC on November 15, 2012 and, in March 2013, the PUC approved PPL Electric's Phase II EE&C Plan with minor modifications.  PPL Electric filed a Revised Phase II EE&C Plan on May 13, 2013 pursuant to the PUC's March Order.  On July 11, 2013, the PUC issued an Order approving PPL Electric's Revised Phase II EE&C Plan.  PPL Electric began its Phase II Plan implementation on June 1, 2013.

Act 129 also requires Default Service Providers (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  A DSP is able to recover the costs associated with its default service procurement plan.

The PUC has approved PPL Electric's DSP procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric has concluded all competitive solicitations to procure power for its PLR obligations under that plan.

The PUC has directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.  PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposed a process to obtain supply for its default service customers and a number of initiatives designed to encourage more customers to purchase electricity from the competitive retail market.  In January 2013, the PUC approved PPL Electric's plan with modifications and directed PPL Electric to establish collaborative processes to address several retail competition issues.  In February 2013, PPL Electric filed a revised Default Service Supply Master Agreement and a revised Request for Proposals Process and Rules which the PUC approved.  PPL Electric filed revised retail competition initiatives and a revised plan consistent with the PUC's January order, and in May 2013, the PUC approved PPL Electric's most recent filing with minor changes.  PPL Electric began implementing its revised plan on June 1, 2013.  See Note 10 for additional information.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric continues to conduct pilot projects to evaluate additional applications of its current advanced metering technology pursuant to the requirements of Act 129.  PPL Electric recovers the cost of its pilot projects through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014.  PPL Electric also submitted revised SMR charges that will become effective January 1, 2014.  PPL Electric will submit its final Smart Meter Plan by June 30, 2014.

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

In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.  The PUC approved the LTIIP on January 10, 2013 and, on January 15, 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  Several parties filed responses to PPL Electric's petition.  In an order entered on May 23, 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four specific issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  The Judge's recommended decision is expected in early 2014.  The case remains pending before the PUC.

Federal Matters

FERC Audit Proceedings (All Registrants except PPL Energy Supply)

In November 2011, the FERC commenced an audit of PPL and its subsidiaries, including an audit of the FERC transmission formula rate mechanisms at PPL Electric, LG&E and KU beginning in April 2012.  The audit identified several matters related to separate aspects of formula rate mechanics at PPL Electric, LG&E and KU.  As previously reported, among the audit matters related to PPL Electric was the determination that PPL Electric had not obtained a waiver of the equity method accounting requirement with respect to its wholly owned subsidiary, PPL Receivables Corporation, which was formed in 2004 to purchase eligible accounts receivable and unbilled revenue from PPL Electric to collateralize commercial paper issuances and reduce borrowing costs.  PPL, PPL Electric, LKE, LG&E and KU currently believe that the total amount of refunds, if any, that may be required with respect to the formula rate and all other issues identified during the course of the audit will not be material to any of these Registrants.  PPL, PPL Electric, LKE, LG&E and KU, however, cannot predict the ultimate outcome of these matters.

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form No. 1, filed under the FERC's Uniform System of Accounts.  PPL Electric has initiated separate formula rate Annual Updates for each of the years 2010-2013.  The 2010, 2011, and 2012 updates were subsequently challenged by a group of municipal customers, which challenges PPL Electric has opposed.  In August 2011, the FERC issued an order substantially rejecting the 2010 formal challenge and the municipal customers filed a request for rehearing of that order.  In September 2012, the FERC issued an order setting for evidentiary hearings and settlement judge procedures a number of issues raised in the 2010 and 2011 formal challenges.  Settlement conferences were held in late 2012 and early 2013.  In February 2013, the FERC set for evidentiary hearings and settlement judge procedures a number of issues in the 2012 formal challenge and consolidated that challenge with the 2010 and 2011 challenges.  PPL Electric filed a request for rehearing of the February Order which remains pending before the FERC.  PPL Electric and the group of municipal customers have exchanged confidential settlement proposals and PPL Electric anticipates that there will be additional settlement conferences held in 2013.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

U. K. Activities (PPL)

Ofgem Review of Line Loss Calculation

Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for the DPCR4.  On July 12, 2013, Ofgem issued a decision paper on the process to follow for closing out the line loss incentive/penalty.  Subsequent to the July 2013 decision paper, WPD received additional information from Ofgem and as a result revised the estimated potential loss exposure to be in the range of $93 million to $226 million as of September 30, 2013.  On October 21, 2013, Ofgem issued a further consultation paper requesting additional information.  During the three and nine months ended September 30, 2013, WPD recorded $21 million and $45 million increases to the liability with reductions to "Utility" revenue on the Statement of Income.  At September 30, 2013, the liability was $93 million compared with $94 million at December 31, 2012.  Other changes to this line loss liability included reductions of $41 million resulting from refunds being included in tariffs and foreign exchange movements during the nine months ended September 30, 2013.  PPL cannot predict the outcome of this matter.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support, and provide a backstop to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Energy Supply, PPL Electric, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE.  The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets.  The following credit facilities were in place at:

	September 30, 2013					December 31, 2012
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Backup	Capacity	Borrowed	Backup
PPL
WPD Credit Facilities
PPL WW Syndicated
Credit Facility (a) (b)	Dec. 2016	£210	£106	n/a	£104	£106	n/a
WPD (South West)
Syndicated Credit Facility	Jan. 2017	245		n/a	245		n/a
WPD (East Midlands)
Syndicated Credit Facility (b)	Apr. 2016	300	44		256
WPD (West Midlands)
Syndicated Credit Facility (b)	Apr. 2016	300	34		266
Uncommitted Credit Facilities		84		£5	79		£4
Total WPD Credit Facilities (c)		£1,139	£184	£5	£950	£106	£4

PPL Energy Supply
Syndicated Credit Facility	Nov. 2017	$3,000		$61	$2,939		$499
Letter of Credit Facility (d)	Mar. 2014	150	n/a	109	41	n/a	132
Uncommitted Credit Facilities (e)		175	n/a	51	124	n/a	40
Total PPL Energy Supply Credit Facilities		$3,325		$221	$3,104		$671

PPL Electric
Syndicated Credit Facility	Oct. 2017	$300		$1	$299		$1

LG&E
Syndicated Credit Facility	Nov. 2017	$500		$72	$428		$55

KU
Syndicated Credit Facility	Nov. 2017	$400		$140	$260		$70
Letter of Credit Facility (f)	May 2016	198		198			198
Total KU Credit Facilities		$598		$338	$260		$268

(a)	In December 2012, the PPL WW syndicated credit facility that was set to expire in January 2013 was replaced and the capacity was increased from £150 million.

(b)
PPL WW's amounts borrowed at September 30, 2013 and December 31, 2012 were USD-denominated borrowings of $166 million and $171 million, which equated to £106 million at the time of borrowings and bore interest at 1.89% and 0.85%.  WPD (East Midlands) amount borrowed at September 30, 2013 was a GBP-denominated borrowing of £44 million, which equated to $68 million and bore interest at 1.30%.  WPD (West Midlands) amount borrowed at September 30, 2013 was a GBP-denominated borrowing of £34 million, which equated to $53 million and bore interest at 1.30%.

(c)	At September 30, 2013, the USD equivalent of unused capacity under WPD's credit facilities was $1.5 billion.
(d)	In February 2013, PPL Energy Supply extended the expiration date from March 2013 and, effective April 2013, the capacity was reduced from $200 million.
(e)	In August 2013, the capacity was reduced from $200 million.
(f)	In May 2013, KU extended the letter of credit facility from April 2014.

In September 2013, PPL Electric terminated its asset-backed commercial paper program sponsored by a financial institution.  See Note 7 in PPL's and PPL Electric's 2012 Form 10-K for more information regarding the asset-backed commercial paper program.

In October 2013, LKE entered into a $75 million syndicated credit facility that expires in October 2018.

PPL Energy Supply, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility.  The following commercial paper programs were in place at:

	September 30, 2013				December 31, 2012
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Energy Supply		$750		$750	0.50%	$356
PPL Electric		300		300
LG&E (a)	0.28%	350	$72	278	0.42%	55
KU (a)	0.28%	350	140	210	0.42%	70
Total		$1,750	$212	$1,538		$481

(a)	In April 2013, the capacity was increased from $250 million.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At September 30, 2013, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2017, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at September 30, 2013.

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

During the nine months ended September 30, 2013, PPL repurchased 2.4 million shares of its common stock for $74 million to offset the 2013 issuances of common stock under stock-based compensation plans, ESOP and DRIP.  These repurchases were recorded as a reduction to "Additional paid-in capital" on the Balance Sheet.

In September 2013, WPD (East Midlands) issued £40 million aggregate principal amount of 1.676% Index-linked Senior Notes due 2052.  WPD (East Midlands) received proceeds of £40 million, which equated to $64 million at the time of issuance.  The proceeds will be used for general corporate purposes.  Although WPD's results are generally recorded on a one-month lag, this transaction was recognized in the current period financial statements.

In October 2013, WPD (East Midlands) issued £25 million aggregate principal amount of 1.676% Index-linked Senior Notes due 2052.  WPD (East Midlands) received proceeds of £25 million, which equated to $40 million at the time of issuance.  The proceeds will be used for general corporate purposes.

In October 2013, WPD (West Midlands) issued £400 million aggregate principal amount of 3.875% Senior Notes due 2024.  WPD (West Midlands) received proceeds of £394 million, which equated to $637 million at the time of issuance, net of a discount and underwriting fees.  The net proceeds will be used for general corporate purposes.

See Note 7 in PPL's 2012 Form 10-K for information on the 2011 Equity Units (with respect to which the related $978 million of Notes are expected to be remarketed as early as the first quarter of 2014).

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

In July 2013, PPL Energy Supply repaid the entire $300 million principal amount of its 6.30% Senior Notes upon maturity.

(PPL and PPL Electric)

In July 2013, PPL Electric issued $350 million of 4.75% First Mortgage Bonds due 2043.  PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which will be used for capital expenditures, to fund pension obligations and for other general corporate purposes.

Legal Separateness

(All Registrants)

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

Distributions and Capital Contributions

(PPL)

In August 2013, PPL declared its quarterly common stock dividend, payable October 1, 2013, at 36.75 cents per share (equivalent to $1.47 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(All Registrants except PPL)

During the nine months ended September 30, 2013, the following distributions and capital contributions occurred:

	PPL Energy
	Supply	PPL Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$408	$94	$116	$67	$83
Capital contributions received from parent/member	980	205	146	54	92

8.  Acquisitions, Development and Divestitures

(All Registrants)

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

Development

Future Capacity Needs (PPL and Kentucky Registrants)

Construction activity continues on the previously announced natural gas combined-cycle generating unit at the Cane Run station, scheduled to be operational in May 2015.  In October 2013, LG&E and KU announced plans to build a second natural gas combined-cycle generating unit at KU's Green River generating site.  Subject to finalizing details, regulatory applications, permitting and construction schedules, the facility is expected to have approximately 700 MW of capacity at an estimated cost of $700 million and is planned to be operational in 2018.  At the same time, LG&E and KU also announced plans for a potential 10 MW solar generation facility to be operational in 2016 at an estimated cost of $25 million.

(PPL and PPL Energy Supply)

Bell Bend COLA

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) for the proposed construction of the Bell Bend nuclear generating unit (Bell Bend) adjacent to PPL's Susquehanna nuclear generating plant.  PPL Bell Bend does not expect to complete the COLA review process with the NRC prior to 2016.  PPL Bell Bend has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $205 million on the COLA and other permitting costs necessary for construction, which is expected to be sufficient to fund the project through receipt of the license.  At September 30, 2013 and December 31, 2012, $169 million and $154 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized associated with the licensing application.  See Note 8 in PPL's and PPL Energy Supply's 2012 Form 10-K for additional information.

Hydroelectric Expansion Project

In the first quarter of 2013, the 63 MW Rainbow hydroelectric redevelopment project in Great Falls, Montana was placed in service.

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland

On October 1, 2012, the National Park Service (NPS) issued its Record of Decision (ROD) on the proposed Susquehanna-Roseland transmission line affirming the route chosen by PPL Electric and Public Service Electric & Gas Company (PSE&G) as the preferred alternative under the NPS's National Environmental Policy Act review.  In October 2012, a complaint was filed in the U.S. District Court for the District of Columbia by various environmental groups, including the Sierra Club, challenging the ROD and seeking to prohibit its implementation.  PPL Electric and PSE&G intervened in the lawsuit.  In December 2012, PPL Electric received federal construction and right of way permits to build on National Park Service lands.

On August 19, 2013, the environmental groups filed a petition for injunctive relief seeking to prohibit all construction activities until the court issued a final decision on the complaint.  On August 30, 2013, the District Court ruled in favor of PPL Electric, PSE&G and the U.S. Government and dismissed the lawsuit filed by the environmental groups.  The environmental groups have publicly stated that they do not intend to appeal the District Court decision.  PPL Electric began construction on the National Park Service lands in Pennsylvania on October 1, 2013.

Construction activities have been underway on other portions of the 101-mile route in Pennsylvania since 2012.  The line is expected to be completed before the peak summer demand period of 2015.  At September 30, 2013, PPL Electric's estimated share of the project cost was $630 million.

PPL and PPL Electric cannot predict any future legal challenges to the project or what additional actions, if any, PJM might take in the event of a further delay to the scheduled in-service date for the new line.

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

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project.  A number of parties have protested the application, which has been assigned to an Administrative Law Judge (ALJ).  Evidentiary hearings were held in July 2013.  In October 2013, the ALJ concluded that PPL met its burden on all issues, and recommended that the PUC approve the siting application, two zoning petitions, and the remaining eminent domain applications.  A final PUC order is expected in the first quarter of 2014.  PPL Electric expects the project to be completed in 2017.  At September 30, 2013, PPL Electric's estimated cost of the project was $335 million, an increase from its original estimate of $200 million at December 31, 2012.  The increased cost is primarily related to higher material and labor costs and additional scope due to revised construction standards.  Of the total estimated cost, $308 million qualifies for the CWIP treatment.

See Note 8 in PPL's and PPL Electric's 2012 Form 10-K for additional information.

Other (PPL and PPL Energy Supply)

Montana Transactions

In September 2013, PPL Montana executed a definitive agreement to sell 633 MW of hydroelectric facilities to NorthWestern for $900 million in cash, subject to certain adjustments.  The sale, which is not expected to close before the second half of 2014, includes 11 hydroelectric power facilities and related assets.  The sale is subject to closing conditions, including receipt of regulatory approvals by the FERC and Montana Public Service Commission and certain third-party consents.  Due to the uncertainties related to certain of these conditions as of September 30, 2013, the sale did not meet the applicable accounting criteria for the assets and liabilities included in the transaction to be classified as held for sale on the Balance Sheet.

In a related transaction, in September 2013, PPL Montana negotiated and entered into an agreement to pay $271 million to terminate a sale-leaseback arrangement and reacquire its interests in the Colstrip coal-fired facilities.  See Note 11 in PPL's and PPL Energy Supply's 2012 Form 10-K for additional information on the sale-leaseback.  This transaction is anticipated to occur by the end of the first quarter of 2014, subject to approval by the FERC.  At lease termination, in addition to recording a charge for the cash payment, a non-cash charge is expected to be recorded related to the existing lease-related assets on PPL's and PPL Energy Supply's Balance Sheets.  The book value of these assets was approximately $450 million at September 30, 2013.  These lease-related assets will be written-off and the reacquired Colstrip assets will be recorded at fair value as of the acquisition date.  The total loss is currently estimated at between $310 million and $430 million, after-tax, which is dependent on the fair value assigned to the reacquired Colstrip assets.

Lower Mt. Bethel Plant Transaction

In December 2001, a subsidiary of PPL Energy Supply entered into an operating lease arrangement, as lessee, for the development, construction and operation of the Lower Mt. Bethel plant.  The owner/lessor of the Lower Mt. Bethel plant was determined to be a VIE and has been consolidated in PPL's and PPL Energy Supply's financial statements since December 31, 2003.  See Note 22 in PPL's and PPL Energy Supply's 2012 Form 10-K for additional information on the VIE.  A subsidiary of PPL Energy Supply now intends to purchase the Lower Mt. Bethel plant for $455 million at the lease termination date in December 2013, subject to approval by the FERC.  The proceeds are expected to be used by the VIE to repay outstanding debt and make a distribution to its equity investors (currently presented as noncontrolling interests in PPL's and PPL Energy Supply's financial statements).  The transaction will not result in any gain or loss as it will be treated as a transfer of assets between entities under common control and will not result in any change to the presentation of the Lower Mt. Bethel plant assets as they are currently included in PPL's and PPL Energy Supply's consolidated financial statements.

9.  Defined Benefits

(All Registrants except PPL Electric and KU)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE.  Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2013	2012	2013	2012	2013	2012	2013	2012
PPL
Service cost	$31	$25	$18	$13	$94	$77	$52	$40
Interest cost	53	55	79	85	160	165	238	254
Expected return on plan assets	(73)	(65)	(115)	(115)	(220)	(195)	(346)	(340)
Amortization of:
Prior service cost	6	6		1	17	18		3
Actuarial (gain) loss	20	11	37	19	60	32	112	59
Net periodic defined benefit
costs (credits)	$37	$32	$19	$3	$111	$97	$56	$16

	Pension Benefits
	Three Months		Nine Months
	2013	2012	2013	2012
PPL Energy Supply
Service cost	$1	$1	$5	$4
Interest cost	2	2	6	6
Expected return on plan assets	(2)	(2)	(7)	(7)
Amortization of:
Actuarial (gain) loss	1	1	2	2
Net periodic defined benefit costs (credits)	$2	$2	$6	$5

LKE
Service cost	$6	$5	$19	$16
Interest cost	16	16	47	48
Expected return on plan assets	(20)	(17)	(61)	(52)
Amortization of:
Prior service cost	1	2	3	4
Actuarial (gain) loss	8	5	25	16
Net periodic defined benefit costs (credits)	$11	$11	$33	$32

LG&E
Service cost	$1		$2	$1
Interest cost	3	$4	10	11
Expected return on plan assets	(5)	(5)	(15)	(14)
Amortization of:
Prior service cost	1	1	2	2
Actuarial (gain) loss	3	3	10	8
Net periodic defined benefit costs (credits)	$3	$3	$9	$8

	Other Postretirement Benefits
	Three Months		Nine Months
	2013	2012	2013	2012
PPL
Service cost	$4	$3	$11	$9
Interest cost	7	7	21	23
Expected return on plan assets	(6)	(6)	(18)	(17)
Amortization of:
Transition obligation				1
Prior service cost		1		1
Actuarial (gain) loss	1	1	4	3
Net periodic defined benefit costs (credits)	$6	$6	$18	$20

	Other Postretirement Benefits
	Three Months		Nine Months
	2013	2012	2013	2012
LKE
Service cost	$2	$1	$4	$3
Interest cost	2	3	6	7
Expected return on plan assets	(2)	(1)	(4)	(3)
Amortization of:
Transition obligation				1
Prior service cost	1		2	2
Actuarial (gain) loss				(1)
Net periodic defined benefit costs (credits)	$3	$3	$8	$9

(All Registrants except PPL)

In addition to the specific defined benefit plans they sponsor, PPL Energy Supply subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services and LG&E is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Electric and KU do not independently sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  For the periods ended September 30, PPL Services allocated the following net periodic defined benefit costs to PPL Energy Supply subsidiaries and PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU.

	Three Months		Nine Months
	2013	2012	2013	2012

PPL Energy Supply	$11	$10	$34	$29
PPL Electric	9	8	27	23
LG&E	3	3	9	9
KU	4	4	13	13

10.  Commitments and Contingencies

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL Energy Supply enters into long-term purchase contracts to supply the coal requirements for its coal-fired generating facilities.  These contracts include commitments to purchase coal through 2019.  In 2012, as a result of lower electricity and natural gas prices, coal unit utilization began to decrease.  To mitigate the risk of exceeding available coal storage, PPL Energy Supply incurred pre-tax charges of $17 million and $29 million during the three and nine months ended September 30, 2012 to reduce its 2012 and 2013 contracted coal deliveries.  These charges were recorded to "Fuel" on the Statement of Income.

(PPL and PPL Electric)

In May 2012, PPL Electric filed a plan with the PUC to purchase its electricity supply for default customers for the period June 2013 through May 2015.  The PUC approved the plan in January 2013.  The approved plan provides that PPL Electric procure this electricity through competitive solicitations twice each plan year beginning in April 2013.  The solicitations will include layered short-term full-requirement products ranging from three months to 12 months for residential and small commercial and industrial PLR customers as well as a recurring 12 month spot market product for large commercial and industrial PLR customers.  Through October 2013, two of four solicitations have been completed.

(PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Legal Matters

(All Registrants)

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

On July 27, 2013, the Sierra Club and MEIC filed an additional Notice, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act.  On September 27, 2013, the plaintiffs filed an amended complaint.  This amended complaint drops all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It does, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  PPL Montana and the other Colstrip Owners filed a motion to dismiss the amended complaint on October 11, 2013.  Although PPL Montana believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same, PPL Montana cannot predict the ultimate outcome of this matter at this time.

Regulatory Issues

(All Registrants)

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

In addition, in February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution and requesting declaratory and injunctive relief barring implementation of the Act by the BPU Commissioners.  In October 2011, the court denied the BPU's motion to dismiss the proceeding and in September 2012 the U.S. District Court denied all summary judgment motions.  Trial of this matter was completed in June 2013.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision has been appealed to the U.S. Court of Appeals for the Third Circuit by CPV Power Development, Inc. and is expected to be appealed by the State of New Jersey.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

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

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution and requested declaratory and injunctive relief barring implementation of the order by the MD PSC Commissioners.  In August 2012, the court denied the MD PSC and CPV Maryland, LLC motions to dismiss the proceeding.  Trial of this matter was completed in March 2013.  In September 2013, the U.S. District Court in Maryland issued a decision finding the MD PSC order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision is expected to be appealed to the U.S. Court of Appeals for the Fourth Circuit.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at September 30, 2013 by the City of Seattle for approximately $50 million.  In April 2013, the FERC issued an order on reconsideration allowing the parties to seek refunds for the period January 2000 through December 2000.  As a result, the City of Seattle may be able to seek refunds from PPL Montana for such period.  Hearings before a FERC Administrative Law Judge regarding the City of Seattle's refund claims were completed in October 2013.  A briefing schedule has been set and an initial decision is expected in mid-March 2014.

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

Electric - Reliability Standards (All Registrants)

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

(All Registrants)

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

(All Registrants except PPL Electric)

Air

CSAPR (formerly Clean Air Transport Rule) and CAIR

In July 2011, the EPA adopted the CSAPR.  The CSAPR replaced the EPA's previous CAIR which was invalidated in July 2008 by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court).  CAIR subsequently was effectively reinstated by the D.C. Circuit Court in December 2008, pending finalization of the CSAPR.  Like CAIR, CSAPR targeted sources in the eastern U.S. and required reductions in sulfur dioxide and nitrogen oxides in two phases (2012 and 2014).

In December 2011, the D.C. Circuit Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012, the D.C. Circuit Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  In June 2013, the U.S. Supreme Court granted the EPA's petition for review of the D.C. Circuit Court's August 2012 decision.  Oral argument before the U.S. Supreme Court has been scheduled for December 2013.  Prior to a revised rule from the EPA, coal-fired generating plants could face tighter nitrous oxide emission limitations through state action.

The Kentucky fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances and optimizing existing controls).  To meet nitrogen oxide standards under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate that the costs of meeting these reinstated CAIR requirements or standards will be significant.

PPL Energy Supply's Pennsylvania fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet the CAIR nitrogen oxide standards, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

National Ambient Air Quality Standards

PPL fossil-fueled generating plants may face further reductions in emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area), including the Corette plant and its immediate vicinity, and part of Jefferson County in Kentucky.  Attainment must be achieved by 2018.  States are working on designations for other areas.

In December 2012, the EPA issued final rules that strengthen the fine particulate standards.  Under the final rules, states and the EPA have until 2015 to identify non-attainment areas, and states have until 2020 to achieve attainment status for those areas.

PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR, or the MATS, or the Regional Haze requirements (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment as noted above is not expected to be significant, as PPL Energy Supply previously announced its intent to place the plant in long-term reserve status beginning in April 2015 (see "MATS" below).  The longer-term impact will depend on the status of plant operations at that time and what the MDEQ requires in its State Implementation Plan for reestablishing attainment, due in January 2015.

Until particulate matter and sulfur dioxide maintenance and compliance plans are developed by the EPA and state or local agencies, including identification and finalization of attainment designations for particulate matter, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the impact of the new standards.

MATS

In May 2011, the EPA published a proposed regulation requiring stringent reductions of mercury and other hazardous air pollutants from power plants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 2012.  The rule is being challenged by industry groups and states in the D.C. Circuit Court, where oral argument is scheduled for December 2013.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  PPL has received two extensions in Kentucky and has requested an extension for one plant in Pennsylvania.  Other extension requests are under consideration.

At the time the MATs rule was proposed, LG&E and KU filed requests with the KPSC for environmental cost recovery based on their expected need to install environmental controls, including chemical additive and fabric-filter baghouses to remove certain air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  LG&E's and KU's anticipated retirement of certain coal-fired electricity generating units is in response to this and other environmental regulations.  LG&E and KU are continuing to assess whether any revisions of their approved compliance plans will be necessary.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant asset group's carrying amount at September 30, 2013 was $67 million.  Although the Corette plant asset group was not determined to be impaired at September 30, 2013, it is reasonably possible that an impairment could occur in future periods, as the Company continues to assess its plans for Corette and as higher priced sales contracts settle, adversely impacting projected cash flows.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS, including the potential implications to scrubber wastewater discharges.  See the discussion of effluent limitations guidelines and standards below.

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

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxide and particulates.  To date, the focus of regional haze activity has been the western U.S. because, until recently, BART requirements for sulfur dioxide and nitrogen oxide reductions in the eastern U.S. were largely addressed through compliance with other regulatory programs, such as CSAPR or CAIR.  More specifically, before CAIR was temporarily invalidated in 2008, the EPA had determined, and the D.C. Circuit Court had affirmed, that a state could accept region-wide reductions under the CAIR trading program to satisfy BART requirements.  After CAIR was temporarily invalidated, the EPA adopted a final rule providing that states subject to CSAPR (which replaced CAIR) may rely on participation in the CSAPR trading program as an alternative to BART.  However, the D.C. Circuit Court's August 2012 decision to vacate and remand CSAPR and to implement CAIR in its place on an interim basis leaves power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, exposed to reductions in sulfur dioxide and nitrogen oxides as required by BART, unless the D.C. Circuit Court's decision, now pending before the U.S. Supreme Court, is overturned.

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

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to develop a BART state implementation plan.  In September 2012, the EPA issued its final Federal Implementation Plan (FIP) for the Montana regional haze rule.  The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" above).  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxide and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant. In November 2012, PPL filed a petition for review of the Montana Regional Haze FIP with the U.S. Court of Appeals for the Ninth Circuit.  Environmental groups have also filed a petition for review.  The two matters have been consolidated, and litigation is on-going.

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

In March 2009, KU received an EPA notice alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing sulfur dioxide scrubbers and SCR controls at its Ghent plant without assessing potential increased sulfuric acid mist emissions.  KU contends that the projects in question were pollution control projects, and therefore exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request on this matter.  In September 2012, the parties reached a tentative settlement addressing the Ghent NSR matter that seeks to resolve a September 2007 notice of violation alleging opacity violations at the plant.  The parties subsequently entered into a consent decree which was approved by the court on September 11, 2013.  The consent decree requires the incurrence of non-material costs that have already been accrued.

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

TC2 Air Permit (PPL and Kentucky Registrants)

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

Cane Run Environmental Claims (PPL, LKE and LG&E)

On September 6, 2013, PPL, LKE and LG&E received a letter on behalf of two residents adjacent to the Cane Run plant notifying various federal, state, and local agencies of their intent to file a citizen suit for alleged violations of the Clean Air Act and Resource Conservation and Recovery Act.  The claimants allege various environmental harms including an imminent and substantial endangerment to health or the environment and state that they will seek civil penalties, injunctive relief and attorneys' fees.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on operations of the Cane Run plant.  In the 2011 to 2013 time period, the Louisville Metro Air Pollution Control District issued several notices of violation alleging violations of local air quality rules at the Cane Run plant.  The agency is seeking civil penalties and remedial measures which are not expected to result in the incurrence of material costs.  LG&E is currently in settlement negotiations with the agency.  LG&E has previously announced that it anticipates retiring the coal-fired units at Cane Run before the end of 2015.

(All Registrants)

GHG Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase now require adherence to the BACT permit limits for GHGs.  The rules were challenged, and in June 2012 the D.C. Circuit Court upheld the EPA's regulations.  In December 2012, the D.C. Circuit Court denied petitions for rehearing pertaining to its June 2012 opinion.  On October 15, 2013, the U.S. Supreme Court granted certiorari for several petitions to decide whether the NSR provisions of the Clean Air Act require the EPA to regulate GHG emissions from stationary sources, such as power plants.

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

The EPA issued its revised proposal (re-proposal) for new sources on September 20, 2013 as directed by the White House.  Unlike the EPA's April 2012 Carbon Dioxide (CO2) New Source Performance Standards (NSPS) for new plants, the re-proposal established separate emission standards for coal and gas units based on the application of different technologies.  The coal standard is based on the application of partial carbon capture and sequestration technology, but because there is no commercially viable CO2 reduction technology available presently to allow new coal plants to meet the proposed standards, this proposal effectively precludes the construction of new coal plants.  The EPA proposed the same standard for natural gas combined-cycle power plants as it had proposed in April 2012.  A slightly less stringent standard, however, was offered in the re-proposal for smaller gas plants.  Simple cycle natural gas plants are no longer explicitly exempt from the standard under the EPA's re-proposal.

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

Renewable Energy Legislation (All Registrants)

There has been interest in renewable energy legislation at both the state and federal levels.  Federal legislation on renewable energy is not expected to be enacted this year.  In Pennsylvania, bills were recently introduced calling for an increase in AEPS Tier 1 obligations and to create a $25 million permanent funding program for solar generation.  A bill adding new hydropower to Montana's renewable portfolio standard was enacted with an effective date of October 1, 2013.  An interim legislative committee in Montana is reviewing the state's RPS.  PPL and PPL Energy Supply cannot predict at this time whether the committee will recommend any changes to existing laws.

The Registrants believe there are financial, regulatory and logistical uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (All Registrants except PPL Electric)

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

The EPA is continuing to evaluate the unprecedented number of comments it received on its June 2010 proposed regulations.  In October 2011, the EPA issued a Notice of Data Availability (NODA) requesting comments on selected documents it received during the comment period for the proposed regulations.  On September 20, 2013, in response to the proposed Effluent Limitation Guidelines, PPL submitted comments on the proposed CCR regulations.  Also, on September 3, 2013, PPL commented on a second CCR NODA seeking comment on additional information related to the EPA's proposal.  In July 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from issuing final CCR regulations and would set non-hazardous CCR standards under RCRA and authorize state permit programs.  It remains uncertain whether similar legislation will likely be passed by the U.S. Senate.

A coalition of environmental groups and two CCR recycling companies have filed lawsuits against the EPA for failure to perform nondiscretionary duties under RCRA, which could require a deadline for the EPA to issue strict CCR regulations.  The two CCR recycling companies are asserting that the EPA should regulate CCRs as a non-hazardous waste that would allow for continued recycling.

As a result of litigation by environmental groups, final rulemaking could be issued as early as the end of 2014.

PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the financial and operational impact is expected to be material if CCRs are regulated as hazardous waste and significant if regulated as non-hazardous.

Trimble County Landfill Permit (PPL and Kentucky Registrants)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle coal combustion residuals generated at the Trimble County plant.  After extensive review of the permit application in May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave.  LG&E and KU are assessing additional options for managing coal combustion residuals including construction of a landfill at an alternate site adjacent to the plant.  Submittal of a new permit application for an alternative site may result in additional environmental considerations in the course of the permitting process and substantial additional costs.  PPL, LKE, LG&E and KU are unable to determine the precise impact of this matter until they select an alternate management option and complete a detailed engineering design.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(All Registrants except PPL Electric)

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

(PPL and PPL Energy Supply)

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage due to seepage from plant wastewater ponds.  A settlement agreement was reached in July 2010 which would have resulted in a payment by PPL Montana, but certain of the plaintiffs later argued the settlement was not final.  The Colstrip plant owners filed a motion to enforce the settlement and in October 2011 the court granted the motion and ordered the settlement to be completed in 60 days.  The plaintiffs appealed the October 2011 order to the Montana Supreme Court, which affirmed the district court's order enforcing the settlement in December 2012 and denied plaintiff's motion for rehearing in February 2013.  Final settlement documents were executed and the settlement was effective on October 28, 2013.  PPL Montana's share of the settlement payment was not significant.

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

(All Registrants except PPL Electric)

Clean Water Act 316(b)

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

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities, if finalized.  The EPA has indicated that it will coordinate these regulations with the regulation of CCRs discussed above.  The proposal contains alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU worked with industry groups to comment on the proposed regulation on September 20, 2013.  The final regulation is expected to be issued in May 2014.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are currently unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, states, including Pennsylvania and Kentucky, are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

Other Issues

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

PPL Energy Supply has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant, but the subsidiary and the PADEP have concluded that a barrier method to exclude fish is not workable.  In June 2012, a Consent Order and Agreement (COA) was signed that allows the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  Should this approach fail, the COA requires a retrofit of impingement control technology at the intakes to the cooling towers, the cost of which could be significant.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to the Trimble Circuit Court, but the case was subsequently transferred to the Franklin Circuit Court.  In September 2013, the court reversed the Cabinet order upholding the permit and remanded the permit to the agency for further proceedings.  In October 2013, LG&E filed a notice of appeal with the Kentucky Court of Appeals.  PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

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

Superfund and Other Remediation (All Registrants)

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

In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

Guarantees and Other Assurances

(All Registrants)

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

(All Registrants)

The table below details guarantees provided at September 30, 2013.  The total recorded liability at September 30, 2013 and December 31, 2012, was $23 million and $24 million for PPL and $20 million for both periods for LKE.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	September 30, 2013 (a)		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(b)
WPD indemnifications for entities in liquidation and sales of assets	$11	(c)	2018
WPD guarantee of pension and other obligations of unconsolidated entities	125	(d)	2015

PPL Energy Supply
Letters of credit issued on behalf of affiliates	23	(e)	2013 - 2014
Retrospective premiums under nuclear insurance programs	46	(f)
Nuclear claims assessment under The Price-Anderson Act as amended	235	(g)
Indemnifications for sales of assets	250	(h)	2025
Indemnification to operators of jointly owned facilities	6	(i)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(j)	2018

PPL Electric
Guarantee of inventory value	32	(k)	2017

LKE
Indemnification of lease termination and other divestitures	301	(l)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(m)

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
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
(d)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At September 30, 2013, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

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

(l)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  A decision in the appellate matter may occur during late 2013 or early 2014.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  In the second quarter of 2012, LKE adjusted its estimated liability for certain of these indemnifications by $9 million ($5 million after-tax), which is reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The adjustment was recorded in the Kentucky Regulated segment for PPL.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage provides maximum aggregate coverage of $225 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

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

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $35 million at September 30, 2013.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At September 30, 2013, PPL Energy Supply had a net credit exposure of $25 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Allocations of PPL Services Costs (PPL Energy Supply, PPL Electric and LKE)

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of the services that is not directly charged to PPL subsidiaries is allocated to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services charged the following amounts for the periods ended September 30, which PPL management believes are reasonable, including amounts applied to accounts that are further distributed between capital and expense:

	Three Months		Nine Months
	2013	2012	2013	2012

PPL Energy Supply	$52	$49	$161	$159
PPL Electric	37	35	109	116
LKE	3	3	11	11

Intercompany Billings by LKS (LG&E and KU)

LKS provides LG&E and KU with a variety of centralized administrative, management and support services.  The cost of these services is directly charged to the company or, for general costs that cannot be directly attributed, charged based on predetermined allocation factors, including the following measures: number of customers, total assets, revenues, number of employees and/or other statistical information.  LKS charged the amounts in the table below for the periods ended September 30, which LKE management believes are reasonable, including amounts that are further distributed between capital and expense:

	Three Months		Nine Months
	2013	2012	2013	2012

LG&E	$53	$51	$159	$132
KU	36	33	146	114

In addition, LG&E and KU provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and LKE and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $300 million revolving demand note with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  At September 30, 2013 and December 31, 2012, $52 million and $25 million were outstanding and were reflected in "Notes payable with affiliates" on the Balance Sheet.  The interest rate on the outstanding borrowing at September 30, 2013 was 1.68%.  Interest on the demand note was not significant for the three and nine months ended September 30, 2013 and 2012.  In October 2013, the capacity of the revolving demand note was reduced by $75 million.

Intercompany Derivatives (Kentucky Registrants)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  See Note 14 for additional information on intercompany derivatives.

Intercompany Insurance (PPL Electric)

In May 2013, PPL Electric received $18.25 million from the settlement of its 2012 storm insurance claims with PPL Power Insurance Ltd., a subsidiary of PPL that provides certain insurance coverage to PPL and its subsidiaries.

Effective January 1, 2013, PPL Electric no longer has storm insurance coverage with PPL Power Insurance Ltd.  See Note 6 for discussion regarding the proposed Storm Damage Expense Rider filed with the PUC by PPL Electric.

Other (All Registrants except PPL)

See Note 7 for a discussion regarding capital transactions by PPL Energy Supply, PPL Electric, LKE, LG&E and KU.  For PPL Energy Supply, PPL Electric, LG&E and KU, refer to Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(All Registrants)

The breakdown of "Other Income (Expense) - net" for the periods ended September 30 was:

	Three Months		Nine Months
	2013	2012	2013	2012
PPL
Other Income
Earnings on securities in NDT funds	$4	$5	$14	$17
Interest income	1	1	2	4
AFUDC - equity component	3	2	8	7
Earnings (losses) from equity method investments		(1)		(7)
Miscellaneous - Domestic		3	9	8
Miscellaneous - U.K.		(1)	1	1
Total Other Income	8	9	34	30
Other Expense
Economic foreign currency exchange contracts (Note 14)	117	47	(6)	40
Charitable contributions	5	1	13	7
Miscellaneous - Domestic	2	4	7	12
Miscellaneous - U.K.		1	1	2
Total Other Expense	124	53	15	61
Other Income (Expense) - net	$(116)	$(44)	$19	$(31)

PPL Energy Supply
Other Income
Earnings on securities in NDT funds	$4	$5	$14	$17
Interest income	1		3	1
Miscellaneous		2	7	5
Total Other Income	5	7	24	23
Other Expense
Charitable contributions	1	1	3	2
Miscellaneous	2	1	3	5
Total Other Expense	3	2	6	7
Other Income (Expense) - net	$2	$5	$18	$16

"Other Income (Expense) - net" for the three and nine months ended September 30, 2013 and 2012 for PPL Electric is primarily the equity component of AFUDC.  The components of "Other Income (Expense) - net" for the three and nine months ended September 30, 2013 for LKE, LG&E and KU are not significant.  The components of "Other Income (Expense) - net" for the three months ended September 30, 2012 for LKE, LG&E and KU are not significant.  "Other Income (Expense) - net" for the nine months ended September 30, 2012 for LKE and KU is primarily losses from an equity method investment.  The components of "Other Income (Expense) - net" for the nine months ended September 30, 2012 for LG&E are not significant.

13.  Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and nine months ended September 30, 2013 and 2012, there were no transfers between Level 1 and Level 2.  See Note 1 in each Registrant's 2012 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,291	$1,291			$901	$901
Restricted cash and cash equivalents (a)	120	120			135	135
Price risk management assets:
Energy commodities	1,480	7	$1,421	$52	2,068	2	$2,037	$29
Interest rate swaps	86		86		15		15
Foreign currency contracts	1		1
Cross-currency swaps	28		28		14		13	1
Total price risk management assets	1,595	7	1,536	52	2,097	2	2,065	30
NDT funds:
Cash and cash equivalents	14	14			11	11
Equity securities
U.S. large-cap	494	369	125		412	308	104
U.S. mid/small-cap	74	30	44		60	25	35
Debt securities
U.S. Treasury	96	96			95	95
U.S. government sponsored agency	6		6		9		9
Municipality	75		75		82		82
Investment-grade corporate	40		40		40		40
Other	3		3		3		3
Receivables (payables), net	2		2			(2)	2
Total NDT funds	804	509	295		712	437	275
Auction rate securities (b)	19			19	19		3	16
Total assets	$3,829	$1,927	$1,831	$71	$3,864	$1,475	$2,343	$46

Liabilities
Price risk management liabilities:
Energy commodities	$1,235	$4	$1,226	$5	$1,566	$2	$1,557	$7
Interest rate swaps	58		58		80		80
Foreign currency contracts	67		67		44		44
Cross-currency swaps	1		1		4		4
Total price risk management liabilities	$1,361	$4	$1,352	$5	$1,694	$2	$1,685	$7

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Energy Supply
Assets
Cash and cash equivalents	$551	$551			$413	$413
Restricted cash and cash equivalents (a)	54	54			63	63
Price risk management assets:
Energy commodities	1,480	7	$1,421	$52	2,068	2	$2,037	$29
Total price risk management assets	1,480	7	1,421	52	2,068	2	2,037	29
NDT funds:
Cash and cash equivalents	14	14			11	11
Equity securities
U.S. large-cap	494	369	125		412	308	104
U.S. mid/small-cap	74	30	44		60	25	35
Debt securities
U.S. Treasury	96	96			95	95
U.S. government sponsored agency	6		6		9		9
Municipality	75		75		82		82
Investment-grade corporate	40		40		40		40
Other	3		3		3		3
Receivables (payables), net	2		2			(2)	2
Total NDT funds	804	509	295		712	437	275
Auction rate securities (b)	16			16	16		3	13
Total assets	$2,905	$1,121	$1,716	$68	$3,272	$915	$2,315	$42

Liabilities
Price risk management liabilities:
Energy commodities	$1,235	$4	$1,226	$5	$1,566	$2	$1,557	$7
Total price risk management liabilities	$1,235	$4	$1,226	$5	$1,566	$2	$1,557	$7

PPL Electric
Assets
Cash and cash equivalents	$225	$225			$140	$140
Restricted cash and cash equivalents (c)	12	12			13	13
Total assets	$237	$237			$153	$153

LKE
Assets
Cash and cash equivalents	$21	$21		$43	$43
Restricted cash and cash equivalents (d)	22	22		32	32
Price risk management assets:
Interest rate swaps				14		$14
Total price risk management assets				14		14
Total assets	$43	$43		$89	$75	$14

Liabilities
Price risk management liabilities:
Interest rate swaps	$55		$55	$58		$58
Total price risk management liabilities	$55		$55	$58		$58

LG&E
Assets
Cash and cash equivalents	$12	$12		$22	$22
Restricted cash and cash equivalents (d)	22	22		32	32
Price risk management assets:
Interest rate swaps				7		$7
Total price risk management assets				7		7
Total assets	$34	$34		$61	$54	$7

Liabilities
Price risk management liabilities:
Interest rate swaps	$48		$48	$58		$58
Total price risk management liabilities	$48		$48	$58		$58

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$9	$9			$21	$21
Price risk management assets:
Interest rate swaps					7		$7
Total price risk management assets					7		7
Total assets	$9	$9			$28	$21	$7

Liabilities
Price risk management liabilities:
Interest rate swaps	$7		$7
Total price risk management liabilities	$7		$7

(a)	Current portion is included in "Restricted cash and cash equivalents" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2013 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Nine Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$40	$19	$3	$62	$22	$16	$1	$39
Total realized/unrealized
gains (losses)
Included in earnings	18			18	23			23
Included in OCI (a)			(2)	(2)			1	1
Sales					(2)			(2)
Settlements	(2)			(2)	1			1
Transfers into Level 3	(7)			(7)	1	3	3	7
Transfers out of Level 3	(2)		(1)	(3)	2		(5)	(3)
Balance at end of period	$47	$19	$	$66	$47	$19	$	$66

PPL Energy Supply
Balance at beginning of
period	$40	$16		$56	$22	$13		$35
Total realized/unrealized
gains (losses)
Included in earnings	18			18	23			23
Sales					(2)			(2)
Settlements	(2)			(2)	1			1
Transfers into Level 3	(7)			(7)	1	3		4
Transfers out of Level 3	(2)			(2)	2			2
Balance at end of period	$47	$16		$63	$47	$16		$63

(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Nine Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$34	$15	$10	$59	$13	$24	$4	$41
Total realized/unrealized
gains (losses)
Included in earnings	(17)			(17)	(1)		(1)	(2)
Included in OCI (a)		1	(8)	(7)	1		2	3
Sales						(5)		(5)
Settlements	2			2	(9)			(9)
Transfers into Level 3	(2)			(2)	12			12
Transfers out of Level 3	8			8	9	(3)	(3)	3
Balance at end of period	$25	$16	$2	$43	$25	$16	$2	$43

PPL Energy Supply
Balance at beginning of
period	$34	$12	$46	$13	$19	$32
Total realized/unrealized
gains (losses)
Included in earnings	(17)		(17)	(1)		(1)
Included in OCI (a)		1	1	1		1
Sales					(3)	(3)
Settlements	2		2	(9)		(9)
Transfers into Level 3	(2)		(2)	12		12
Transfers out of Level 3	8		8	9	(3)	6
Balance at end of period	$25	$13	$38	$25	$13	$38

(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	September 30, 2013
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$35	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	13% - 100% (80%)
Heat rate call options (d)	9	Discounted cash flow	Implied correlation, implied volatility, and market implied heat rate	33% - 60% (58%)
FTR purchase contracts (g)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	19	Discounted cash flow	Modeled from SIFMA Index	12% - 80% (64%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$35	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	13% - 100% (80%)
Heat rate call options (d)	9	Discounted cash flow	Implied correlation, implied volatility, and market implied heat rate	33% - 60% (58%)
FTR purchase contracts (g)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	16	Discounted cash flow	Modeled from SIFMA Index	12% - 80% (63%)

	December 31, 2012
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (g)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	16	Discounted cash flow	Modeled from SIFMA Index	54% - 74% (64%)

Cross-currency swaps (f)	1	Discounted cash flow	Credit valuation adjustment	22% (22%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (c)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (g)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (e)	13	Discounted cash flow	Modeled from SIFMA Index	57% - 74% (65%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)
At September 30, 2013, retail natural gas sales contracts extend through 2019, and $14 million of the fair value is scheduled to deliver within the next 12 months.  As the forward price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.

(c)	As the forward price of basis increases/(decreases), the fair value of the contracts (decreases)/increases.
(d)
At September 30, 2013, heat rate call options extend through 2020, and $1 million of the fair value is scheduled to deliver within the next 12 months.  As the implied correlation in heat rate call options increases/(decreases), the fair value of the heat rate call options  (decreases)/increases, as all implied volatilities in heat rate call options increase/(decrease), the fair value of the heat rate call options increases/(decreases), and as the market implied heat rate increases/(decreases), the fair value of the heat rate call options increases/(decreases).

(e)
At September 30, 2013, auction rate securities have a weighted average contractual maturity of 22 years.  The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(f)
The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates.  As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

(g)
At September 30, 2013, FTR purchase contracts extend through 2015, and $1 million of the fair value is scheduled to deliver within the next 12 months.  As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended September 30 are reported in the Statements of Income as follows:

	Three Months

	Energy Commodities, net

	Unregulated		Wholesale
	Retail		Energy		Net Energy				Energy
	Electric and Gas		Marketing		Trading Margins		Fuel		Purchases
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
PPL and PPL Energy Supply

Total gains (losses) included in earnings	$3	$(3)	$(8)	$(4)	$11	$(8)	$3		$9	$(2)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	3	(2)		(1)	17	2

	Nine Months
											Cross-Currency
	Energy Commodities, net										Swaps

	Unregulated		Wholesale
	Retail		Energy		Net Energy				Energy
	Electric and Gas		Marketing		Trading Margins		Fuel		Purchases		Interest Expense
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
PPL
Total gains (losses) included
in earnings	$18	$16	$(15)	$(7)	$8	$(9)	$3		$9	$(1)		$(1)
Change in unrealized gains
(losses) relating to positions
still held at the reporting date	18	29	(1)		8	2			5	1

PPL Energy Supply
Total gains (losses) included
in earnings	$18	$16	$(15)	$(7)	$8	$(9)	$3		$9	$(1)
Change in unrealized gains
(losses) relating to positions
still held at the reporting date	18	29	(1)		8	2			5	1

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

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL proprietary models which include significant unobservable inputs such as delivery at a location where pricing is unobservable, assumptions for customer migration, delivery dates that are beyond the dates for which independent quotes are available, implied volatilities, implied correlations, and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL and Kentucky Registrants)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g.,

GBP), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  For PPL, the primary reason for the transfers during 2013 and 2012 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

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

The debt securities held in the NDT funds at September 30, 2013 have a weighted-average coupon of 3.94% and a weighted-average maturity of 7.8 years.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The probability of realizing losses on these securities is not significant.

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

Auction rate securities are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Financial Instruments Not Recorded at Fair Value (All Registrants)

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

	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$32	$32	$105	$106
Long-term debt	19,843	21,537	19,476	21,671
PPL Energy Supply
Long-term debt	2,962	3,127	3,272	3,556
PPL Electric
Long-term debt	2,315	2,505	1,967	2,333
LKE
Long-term debt	4,076	4,222	4,075	4,423
LG&E
Long-term debt	1,112	1,137	1,112	1,178
KU
Long-term debt	1,843	1,940	1,842	2,056

(a)	Reflected in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

(All Registrants)

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

(PPL)

At September 30, 2013, PPL had credit exposure of $1.1 billion from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL's credit exposure was reduced to $541 million.  The top ten counterparties including their affiliates accounted for $292 million, or 54%, of this exposure.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 95% of the top ten exposure.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

(PPL Energy Supply)

At September 30, 2013, PPL Energy Supply had credit exposure of $1.1 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, this credit exposure was reduced to $540 million.  The top ten counterparties including their affiliates accounted for $292 million, or 54%, of this exposure.   Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 95% of the top ten exposure.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.  See Note 11 for information regarding the related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved cost recovery mechanism is anticipated to substantially eliminate this exposure.

(Kentucky Registrants)

At September 30, 2013, LKE's, LG&E's and KU's credit exposure was not significant.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

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

The table below summarizes the market risks that affect PPL and its Subsidiary Registrants.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU
Commodity price risk (including basis and
volumetric risk)	X	X	M	M	M	M
Interest rate risk:
Debt issuances	X	X	M	M	M	M
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Equity securities price risk:
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Future stock transactions	X
Foreign currency risk - WPD investment and
earnings	X

X	= PPL and PPL Energy Supply actively mitigate market risks through their risk management programs described above.
M	= The regulatory environments for PPL's regulated entities, by definition, significantly mitigate market risk.

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

•
PPL Electric is exposed to commodity price and volumetric risks from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to these risks.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

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

LKE, LG&E and KU are exposed to credit risk from interest rate derivatives with PPL.  LKE and LG&E are also exposed to credit risk from interest rate derivatives with third-party financial institutions.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $14 million and $112 million at September 30, 2013 and December 31, 2012.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at September 30, 2013 and December 31, 2012.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $22 million and $32 million at September 30, 2013 and December 31, 2012.

PPL Energy Supply, PPL Electric and KU had not posted any cash collateral under master netting arrangements at September 30, 2013 and December 31, 2012.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  Certain cash flow hedge positions were dedesignated during the nine months ended September 30, 2013 and 2012 and the unamortized portion remained in AOCI because the original forecasted transaction is still expected to occur.  There were no active cash flow hedges at September 30, 2013.  At September 30, 2013, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $47 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For the three and nine months ended September 30, 2013 and 2012, such reclassifications were insignificant.

For the three and nine months ended September 30, 2013 and 2012, hedge ineffectiveness associated with energy derivatives was insignificant.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity would also include the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at September 30, 2013 range in maturity through 2019.

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

Commodity Volumes

At September 30, 2013, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volume (a)
Commodity	Unit of Measure	2013 (b)	2014	2015	Thereafter

Power	MWh	(9,950,950)	(28,280,182)	(4,110,530)	10,991,752
Capacity	MW-Month	(5,114)	(14,418)	(309)	1,990
Gas	MMBtu	12,653,279	18,794,545	(3,852,725)	5,320,453
Coal	Tons		(30,000)
FTRs	MW-Month	5,056	8,724	1,465
Oil	Barrels	(15,335)	300,000	384,334	371,466

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Represents balance of the current year.

Interest Rate Risk

(PPL and Kentucky Registrants)

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At September 30, 2013, outstanding interest rate swap contracts range in maturity through 2024 for WPD and through 2044 for PPL's domestic interest rate swaps.  These swaps had an aggregate notional value of $2.3 billion at September 30, 2013 of which £300 million

(approximately $464 million based on spot rates) was related to WPD.  Also included in this total are forward-starting interest rate swaps entered into by PPL on behalf of LG&E and KU.  Realized gains and losses from these swaps are probable of recovery through regulated rates; as such, the fair value of these derivatives have been reclassified from AOCI to regulatory assets or liabilities.  The gains and losses will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.

At September 30, 2013, PPL held a notional position in cross-currency interest rate swaps totaling $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three and nine months ended September 30, 2013 and 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had no such reclassifications for the three and nine months ended September 30, 2013 and 2012.

At September 30, 2013, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(11) million.  Amounts are reclassified as the hedged interest payments are made.

(Kentucky Registrants)

In November 2012 and April 2013, LG&E and KU entered into forward-starting interest rate swaps with PPL that hedge the interest payments on new debt that is expected to be issued in 2013.  In September 2013, these hedges were terminated and LG&E and KU entered into new forward-starting interest rate swaps with PPL, effectively extending the start date of the prior hedges from September 2013 to December 2013.  Both the terminated swaps and the swaps entered into in September have terms identical to forward-starting swaps entered into by PPL with third parties.  A cash settlement of $98 million (LG&E and KU each received $49 million) was received on the terminated swaps, which is included in "Cash Flows from Operating Activities" on the Statements of Cash Flows.  Realized gains and losses on all of these swaps are probable of recovery through regulated rates; as such, the September settlements and the fair value of the new derivatives were reclassified from AOCI to regulatory assets or liabilities and are expected to be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt when the hedged transaction occurs.  For the three and nine months ended September 30, 2013, there was no hedge ineffectiveness recorded for the interest rate derivatives.  At September 30, 2013, the total notional amount outstanding was $500 million (LG&E and KU each held contracts of $250 million) that matures in 2043.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At September 30, 2013, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at September 30, 2013 had a notional amount of £320 million (approximately $505 million based on contracted rates).  The settlement dates of these contracts range from November 2013 through June 2015.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into GBP intercompany loans payable with PPL WEM subsidiaries that have GBP functional currency.  The loans qualify as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loans for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of OCI.  At September 30, 2013, the outstanding balances of the intercompany loans were £77 million (approximately $119 million based on spot rates).  For the three and nine months ended September 30, 2013, PPL recognized net investment hedge gains (losses) on the intercompany loans of $(9) million and $(3) million in the foreign currency translation adjustment component of OCI.  Such amounts for the three and nine months ended September 30, 2012 were not significant.

At September 30, 2013, PPL had $5 million of accumulated net investment hedge gains (losses), after-tax, in the foreign currency translation adjustment component of AOCI, compared to $14 million of gains (losses), after-tax at December 31, 2012.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At September 30, 2013, the total exposure hedged by PPL was approximately £1.3 billion (approximately $2.1 billion based on contracted rates).  These contracts had termination dates ranging from October 2013 through October 2015.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless they qualify for NPNS.  NPNS contracts for PPL and PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the change in fair value of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2013 and December 31, 2012.

See Notes 1 and 19 in each Registrant's 2012 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2013					December 31, 2012
	Derivatives designated as		Derivatives not designated			Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)			hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets		Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps (c)	$83	$16			$4	$14	$22		$5
Cross-currency swaps	1	1					3
Foreign currency
contracts		5	$		24		2		23
Commodity contracts				961	773	59		$1,452	1,010
Total current	84	22		961	801	73	27	1,452	1,038
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps (c)	3	1			37	1			53
Cross-currency swaps	27					14	1
Foreign currency
contracts		6		1	32				19
Commodity contracts				519	462	27		530	556
Total noncurrent	30	7		520	531	42	1	530	628
Total derivatives	$114	$29		$1,481	$1,332	$115	$28	$1,982	$1,666
(a)	$216 million and $300 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2013 and December 31, 2012.

(b)	Represents the location on the Balance Sheets.
(c)	Excludes accrued interest, if applicable.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $87 million and $132 million at September 30, 2013 and December 31, 2012.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $231 million and $527 million at September 30, 2012 and December 31, 2011.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2013.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$25	$102	Interest expense	$(5)		$(14)
Cross-currency swaps	(36)	16	Interest expense	(1)
			Other income
			(expense) - net	(25)		45
Commodity contracts			Wholesale energy
			marketing	58		198	$1
			Depreciation	1		2
			Energy purchases	(11)		(41)
Total	$(11)	$118		$17		$190	$1

Net Investment Hedges:
Foreign currency contracts	$(22)	$(5)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$(117)	$6
Interest rate swaps	Interest expense	(2)	(6)
Commodity contracts	Unregulated retail electric and gas	3	18
	Wholesale energy marketing	104	144
	Net energy trading margins (a)	14	8
	Fuel	4	2
	Energy purchases	(86)	(99)
	Total	$(80)	$73

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$2	$18

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$12	$70

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI, or regulatory assets and regulatory liabilities for the periods ended September 30, 2012.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized in	in Income on Derivative		in Income on Related Item
Relationships	Relationships	Income on Derivative	Three Months	Nine Months	Three Months	Nine Months

Interest rate swaps	Fixed rate debt	Interest expense	$(1)		$1	$3

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(6)	$(28)	Interest expense	$(4)		$(13)
			Other income
			(expense) - net	1		1
Cross-currency swaps	(49)	(3)	Interest expense			(1)
			Other income
			(expense) - net	(40)		(12)
Commodity contracts		99	Wholesale energy
			marketing	174		673	$(1)
			Depreciation	1		2
			Energy purchases	(20)	$1	(105)	(2)
Total	$(55)	$68		$112	$1	$545	$(3)

Net Investment Hedges:
Foreign currency contracts	$(4)	$(5)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$(47)	$(40)
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Unregulated retail electric and gas	(3)	20
	Wholesale energy marketing	(476)	900
	Net energy trading margins (a)	(10)	12
	Fuel	6
	Energy purchases	364	(717)
	Total	$(168)	$171

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$1	$(2)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2013		December 31, 2012
	Derivatives not designated		Derivatives designated as		Derivatives not designated
	as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	$961	$773	$59		$1,452	$1,010
Total current	961	773	59		1,452	1,010
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Commodity contracts	519	462	27		530	556
Total noncurrent	519	462	27		530	556
Total derivatives	$1,480	$1,235	$86		$1,982	$1,566

(a)	$216 million and $300 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2013 and December 31, 2012.
(b)	Represents the location on the Balance Sheets.

The after-tax balances of accumulated net gains (losses) in AOCI were $115 million and $211 million at September 30, 2013 and December 31, 2012.  The after-tax balances of accumulated net gains (losses) in AOCI were $312 million and $605 million at September 30, 2012 and December 31, 2011.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2013.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Commodity contracts			Wholesale energy
			marketing	$58		$198	$1
			Depreciation	1		2
			Energy purchases	(11)		(41)
Total				$48		$159	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instrument	Income on Derivative	Three Months	Nine Months

Commodity contracts	Unregulated retail electric and gas	$3	$18
	Wholesale energy marketing	104	144
	Net energy trading margins (a)	14	8
	Fuel	4	2
	Energy purchases	(86)	(99)
	Total	$39	$73

(a)	Differs from the Statements of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2012.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Wholesale energy
Commodity contracts		$99	marketing	$174		$673	$(1)
			Depreciation			1
			Energy purchases	(20)	$1	(105)	(2)
Total		$99		$154	$1	$569	$(3)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Commodity contracts	Unregulated retail electric and gas	$(3)	$20
	Wholesale energy marketing	(476)	900
	Net energy trading margins (a)	(10)	12
	Fuel	6
	Energy purchases	364	(717)
	Total	$(119)	$215

(a)	Differs from the Statements of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$14	$14

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended September 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$12	$70

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$7	$7

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended September 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$6	$35

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$7	$7

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended September 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$6	$35

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$4		$5
Total current		4		5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		37		53
Total noncurrent		37		53
Total derivatives		$41		$58

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as hedging instruments recognized in income or regulatory assets for the periods ended September 30, 2013.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent (a)	$2	$18

(a)	Includes both realized and unrealized gains (losses).

The following tables present the pre-tax effect of derivatives not designated as hedging instruments recognized in income or regulatory assets for the periods ended September 30, 2012.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent (a)	$1	$(2)

(a)	Includes both realized and unrealized gains (losses).

(All Registrants except PPL Electric)

Offsetting Derivative Instruments

PPL, PPL Energy Supply, LKE, LG&E and KU or certain of their subsidiaries have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges.  The clearing arrangements permit an FCM to use and apply any property in its possession as a set off to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer.  PPL, PPL Energy Supply, LKE, LG&E and KU and their subsidiaries also enter into agreements pursuant to which they trade certain energy and other products.  Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to setoff amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
September 30, 2013
PPL
Energy Commodities	$1,480	$1,122	$14	$344	$1,235	$1,122		$113
Treasury Derivatives	115	47		68	126	47	$22	57
Total	$1,595	$1,169	$14	$412	$1,361	$1,169	$22	$170

PPL Energy Supply
Energy Commodities	$1,480	$1,122	$14	$344	$1,235	$1,122		$113

LKE
Treasury Derivatives	$55	$22	$33

LG&E
Treasury Derivatives	$48	$22	$26

KU
Treasury Derivatives	$7		$7

December 31, 2012
PPL
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144
Treasury Derivatives	29	19		10	128	19	30	79
Total	$2,097	$1,432	$111	$554	$1,694	$1,432	$39	$223

PPL Energy Supply
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144

LKE
Treasury Derivatives	$14	$14	$58	$30	$28

LG&E
Treasury Derivatives	$7	$7	$58	$30	$28

KU
Treasury Derivatives	$7	$7

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E and KU or certain of their subsidiaries.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

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

At September 30, 2013, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit risk-related contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$178	$115	$29	$29
Aggregate fair value of collateral posted on these derivative instruments	39	17	22	22
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	167	127	7	7

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15.  Goodwill

(PPL)

The change in the carrying amount of goodwill for the nine months ended September 30, 2013 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(All Registrants except PPL Electric)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2012	$552	$375	$131	$62	$69
Accretion expense	27	22	4	2	2
Obligations incurred	6	6
Changes in estimated cash flow or settlement date	123	1	122	17	105
Effect of foreign currency exchange rates	(2)
Obligations settled	(12)	(6)	(6)	(6)
Balance at September 30, 2013	$694	$398	$251	$75	$176

Substantially all of the ARO balances are classified as noncurrent at September 30, 2013 and December 31, 2012.

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $335 million and $316 million at September 30, 2013 and December 31, 2012.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the PPL Susquehanna nuclear plant.  The aggregate fair value of these assets was $804 million and $712 million at September 30, 2013 and December 31, 2012, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

(PPL and Kentucky Registrants)

Accretion and depreciation expense recorded by LG&E and KU is reversed on the income statement and recorded as a regulatory asset, such that there is no net earnings impact.  AROs were revalued primarily due to updates in the estimated cash flows for ash ponds and CCR surface impoundments based on updated cost estimates.

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

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
NDT funds:
Cash and cash equivalents	$14			$14	$11			$11
Equity securities:
U.S. large-cap	230	$264		494	222	$190		412
U.S. mid/small-cap	31	43		74	30	30		60
Debt securities:
U.S. Treasury	90	6		96	86	9		95
U.S. government sponsored
agency	5	1		6	8	1		9
Municipality	74	2	$1	75	78	5	$1	82
Investment-grade corporate	39	2	1	40	36	4		40
Other	3			3	3			3
Receivables/payables, net	2			2
Total NDT funds	488	318	2	804	474	239	1	712
Auction rate securities	20		1	19	20		1	19
Total	$508	$318	$3	$823	$494	$239	$2	$731

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$14			$14	$11			$11
Equity securities:
U.S. large-cap	230	$264		494	222	$190		412
U.S. mid/small-cap	31	43		74	30	30		60
Debt securities:
U.S. Treasury	90	6		96	86	9		95
U.S. government sponsored
agency	5	1		6	8	1		9
Municipality	74	2	$1	75	78	5	$1	82
Investment-grade corporate	39	2	1	40	36	4		40
Other	3			3	3			3
Receivables/payables, net	2			2
Total NDT funds	488	318	2	804	474	239	1	712
Auction rate securities	17		1	16	17		1	16
Total	$505	$318	$3	$820	$491	$239	$2	$728

There were no securities with credit losses at September 30, 2013 and December 31, 2012.

The following table shows the scheduled maturity dates of debt securities held at September 30, 2013.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$6	$92	$56	$77	$231
Fair value	6	96	58	79	239

PPL Energy Supply
Amortized cost	$6	$92	$56	$74	$228
Fair value	6	96	58	76	236

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended September 30.

	Three Months		Nine Months
	2013	2012	2013	2012
PPL
Proceeds from sales of NDT securities (a)	$33	$23	$92	$102
Other proceeds from sales				5
Gross realized gains (b)	3	2	10	15
Gross realized losses (b)	2	2	6	8

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$33	$23	$92	$102
Other proceeds from sales				3
Gross realized gains (b)	3	2	10	15
Gross realized losses (b)	2	2	6	8
(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

(PPL and PPL Energy Supply)

The after-tax changes in AOCI by component for the three and nine months ended September 30, 2013 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL
June 30, 2013	$(401)	$135	$102	$1	$(11)	$(1,955)	$1	$(2,128)
Amounts arising during the period	87	15	(9)					93
Reclassifications from AOCI			(6)	(1)	2	33		28
Net OCI during the period	87	15	(15)	(1)	2	33		121
September 30, 2013	$(314)	$150	$87	$	$(9)	$(1,922)	$1	$(2,007)

December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)
Amounts arising during the period	(165)	40	77					(48)
Reclassifications from AOCI		(2)	(122)	(1)	5	101		(19)
Net OCI during the period	(165)	38	(45)	(1)	5	101		(67)
September 30, 2013	$(314)	$150	$87	$	$(9)	$(1,922)	$1	$(2,007)

PPL Energy Supply
June 30, 2013	$135	$144	$(8)	$(257)	$14
Amounts arising during the period	15				15
Reclassifications from AOCI		(29)	1	3	(25)
Net OCI during the period	15	(29)	1	3	(10)
September 30, 2013	$150	$115	$(7)	$(254)	$4

December 31, 2012	$112	$211	$(10)	$(265)	$48
Amounts arising during the period	40				40
Reclassifications from AOCI	(2)	(96)	3	11	(84)
Net OCI during the period	38	(96)	3	11	(44)
September 30, 2013	$150	$115	$(7)	$(254)	$4

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30, 2013.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	Three Months
	Affected Line Item on the Statements of Income
				Other
	Wholesale			Income
	energy	Energy		(Expense),	Interest	Total	Income	Total
Details about AOCI	marketing	purchases	Depreciation	net	Expense	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities				$1		$1	$(1)
Qualifying derivatives
Interest rate swaps					$(5)	(5)	2	$(3)
Cross-currency swaps				(25)	(1)	(26)	7	(19)
Energy commodities	$58	$(11)	$1			48	(20)	28
Total	$58	$(11)	$1	$(25)	$(6)	17	(11)	6
Equity investees' AOCI				$1		1		1
Defined benefit plans
Prior service costs						(3)	1	(2)
Net actuarial loss						(45)	12	(33)
Total						$(48)	$13	(35)

Total reclassifications
during the period								$(28)

PPL Energy Supply
Available-for-sale securities				$1		$1	$(1)
Qualifying derivatives
Energy commodities	$58	$(11)	$1			48	(19)	$29
Defined benefit plans
Prior service costs						(2)	1	(1)
Net actuarial loss						(5)	2	(3)
Total						$(7)	$3	(4)

Total reclassifications
during the period								$25

	Nine Months
	Affected Line Item on the Statements of Income
				Other
	Wholesale			Income
	energy	Energy		(Expense),	Interest	Total	Income	Total
Details about AOCI	marketing	purchases	Depreciation	net	Expense	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities				$4		$4	$(2)	$2
Qualifying derivatives
Interest rate swaps					$(14)	(14)	6	(8)
Cross-currency swaps				45		45	(10)	35
Energy commodities	$198	$(41)	$2			159	(64)	95
Total	$198	$(41)	$2	$45	$(14)	190	(68)	122
Equity investees' AOCI				$1		1		1
Defined benefit plans
Prior service costs						(8)	3	(5)
Net actuarial loss						(138)	37	(101)
Total						$(146)	$40	(106)

Total reclassifications
during the period								$19

PPL Energy Supply
Available-for-sale securities				$4		$4	$(2)	$2
Qualifying derivatives
Energy commodities	$198	$(41)	$2			159	(63)	96
Defined benefit plans
Prior service costs						(5)	2	(3)
Net actuarial loss						(18)	7	(11)
Total						$(23)	$9	(14)

Total reclassifications
during the period								$84

(LKE and KU)

For the three and nine months ended September 30, 2013, the changes in AOCI and the effect of reclassifications from AOCI on the statement of income for LKE and KU were insignificant.

19.  New Accounting Guidance Pending Adoption

(All Registrants)

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

Item 2.  Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

(All Registrants)

This combined Item 2.  "Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL Corporation and its Subsidiary Registrants: PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

The following should be read in conjunction with the Registrants' Condensed Financial Statements and the accompanying Notes and with the Registrants' 2012 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of each Registrant and its business strategy, selected information on PPL's segment earnings, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•
"Results of Operations" provides a summary of earnings and ends with "Statement of Income Analysis," which includes explanations of non-GAAP financial measures and significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2013 with the same periods in 2012.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity position and credit profiles.  This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is an energy and utility holding company that through subsidiaries generates electricity from power plants in the northeastern, northwestern and southeastern U.S., markets wholesale and retail energy primarily in the northeastern and northwestern portions of the U.S., delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee and delivers natural gas to customers in Kentucky.

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

PPL Corporation*

PPL Capital Funding

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity in Kentucky, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

PPL's reportable segments' results primarily represent the results of its related Subsidiary Registrant(s), except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrant.  The U.K. Regulated segment does not have a related Subsidiary Registrant.

(PPL Energy Supply)

PPL Energy Supply, headquartered in Allentown, Pennsylvania is an energy company that through its principal subsidiaries is primarily engaged in the competitive generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.  PPL Energy Supply's principal subsidiaries are PPL EnergyPlus, its marketing and trading subsidiary, and PPL Generation, the owner of its generating facilities in Pennsylvania and Montana.

(PPL Electric)

PPL Electric, headquartered in Allentown, Pennsylvania, is an electricity transmission and distribution service provider in eastern and central Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

(LKE)

LKE, headquartered in Louisville, Kentucky, is a holding company and a wholly owned subsidiary of PPL.  LKE owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets.  LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity.  LG&E also engages in the distribution and sale of natural gas.  LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name.

(LG&E)

LG&E, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky.  LG&E is subject to regulation as a public utility by the KPSC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  LG&E is a wholly owned subsidiary of LKE.

(KU)

KU, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee.  KU is subject to regulation as a public utility by the KPSC, the VSCC and the TRA, and certain of its transmission and wholesale power activities are subject to the jurisdiction of FERC under the Federal Power Act.  KU is a wholly owned subsidiary of LKE.

(All Registrants except PPL Electric)

The capacity (summer rating) of regulated and competitive electricity generation facilities at September 30, 2013 was:

	Ownership or Lease Interest in MW (a)
		PPL Energy
Primary Fuel	PPL	Supply	LKE	LG&E	KU

Regulated
Coal (c)	5,940		5,940	2,656	3,284
Natural Gas/Oil (b)	2,098		2,098	644	1,454
Hydro	78		78	54	24

Total Regulated	8,116		8,116	3,354	4,762

Competitive
Coal (b) (c)	4,146	4,146
Natural Gas/Oil	3,316	3,316
Nuclear (c)	2,275	2,275
Hydro (d)	807	807
Other (e)	70	70

Total Competitive	10,614	10,614

Total	18,730	10,614	8,116	3,354	4,762

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.  See "Item 2. Properties" in the 2012 Form 10-K for additional information on ownership percentages.

(b)	Includes leasehold interests. See Note 11 to the Financial Statements in the 2012 Form 10-K for additional information.
(c)
Includes units that are jointly owned or subject to a power purchase agreement.  Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs.  See Notes 14 and 15 to the Financial Statements in the 2012 Form 10-K for additional information.

(d)
In September 2013, PPL Montana executed a definitive agreement to sell its 11 hydroelectric facilities, which have a combined generating capacity of 633 MW, to NorthWestern for $900 million in cash, subject to certain adjustments.  The sale is not expected to close before the second half of 2014 and is subject to closing conditions, including receipt of regulatory approvals by the FERC and Montana Public Service Commission and certain third party consents.  See Note 8 to the Financial Statements for additional information.

(e)	Includes facilities owned, controlled or for which PPL Energy Supply has the rights to the output.

Business Strategy

(PPL and PPL Energy Supply)

The strategy for PPL Energy Supply is to achieve disciplined optimization of energy supply margins while mitigating near-term volatility in both cash flows and earnings.  More specifically, the strategy is to optimize the value from its competitive generation and marketing portfolios.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply is focused on maintaining profitability during the current and projected period of low commodity prices.  See "Financial and Operational Developments - Economic and Market Conditions" below for additional information.

(All Registrants except PPL Energy Supply)

The strategy for the regulated businesses of WPD, PPL Electric, LKE, LG&E and KU is to achieve stable, long-term growth in earnings and rate base, or RAV, as applicable.  Both rate base and RAV are expected to grow as a result of significant capital expenditure programs to maintain existing assets and improving system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to electric generation facilities.  These regulated businesses focus on timely recovery of costs, efficient, reliable and safe operations, strong customer service and constructive regulatory relationships.

Recovery of capital project costs is attained through various rate-making mechanisms, including periodic base rate case proceedings, FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms.  In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide for timely recovery of prudently incurred costs.  In Pennsylvania, the recently approved DSIC mechanism will help PPL Electric reduce regulatory lag and provide for timely recovery of distribution reliability-related capital investment.  See "Distribution System Improvement Charge" below for additional information on the implementation of the DSIC mechanism in 2013 and "RIIO-ED1" below for changes to the regulatory framework intended to encourage investment in regulated infrastructure applicable to WPD in 2015.

(All Registrants)

To manage financing costs and access to credit markets and to fund capital expenditure programs, a key objective for the Registrants is to maintain strong credit profiles and liquidity positions.  In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of their generating units.

Financial and Operational Developments

Earnings (PPL)

Earnings by component of PPL's reportable segments for the periods ended September 30 were as follows.

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change

U.K. Regulated	$183	$202	(9)	$741	$563	32
Kentucky Regulated	93	72	29	227	148	53
Pennsylvania Regulated	51	33	55	160	95	68
Supply	91	48	90	122	361	(66)
Corporate and Other (a)	(8)		n/a	(22)		n/a
Net Income Attributable to
PPL Shareowners	$410	$355	15	$1,228	$1,167	5

EPS - basic	$0.65	$0.61	7	$2.03	$2.00	2
EPS - diluted (b)	$0.62	$0.61	2	$1.90	$2.00	(5)

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

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's reportable segments results during the periods ended September 30.  See PPL's "Results of Operations - Segment Earnings" for details of these special items.

	Three Months			Nine Months
	2013	2012	Change	2013	2012	Change

U.K. Regulated	$(16)	$41	$(57)	$78	$39	$39
Kentucky Regulated				2	(1)	3
Supply	(6)	(105)	99	(49)	3	(52)
Total PPL	$(22)	$(64)	$42	$31	$41	$(10)

The changes in PPL's reportable segments results for the three and nine-month periods, excluding the impact of special items, were due to the following factors (on an after-tax basis):

•
Increase at the U.K. Regulated segment for the three-month period primarily due to higher electricity delivery prices and lower U.K. income taxes, partially offset by an accrual for over-recovery of current-year revenues, lower sales volume due to weather and higher operation and maintenance expense.  Increase at the U.K. Regulated segment for the nine-month period primarily due to higher electricity delivery prices, increased sales volume due to weather, and lower U.K.

income taxes, partially offset by an accrual for over-recovery of current-year revenues, higher operation and maintenance expense and higher depreciation.
•
Increases at the Kentucky Regulated segment for both periods primarily due to higher base rates that became effective January 1, 2013 and returns from additional environmental capital investments.  The three-month period was also partially offset by lower sales volume due to weather.

•
Increases at the Pennsylvania Regulated segment for both periods primarily due to higher electricity base rates that became effective January 1, 2013 and higher transmission margins from additional capital investments.  The increase for the nine-month period was also due to lower operation and maintenance expense, partially offset by higher depreciation.

•
Decrease at the Supply segment for the three-month period primarily due to lower baseload energy prices, lower baseload generation, higher operation and maintenance expense and higher income taxes.  The decline in segment earnings was partially offset by higher capacity prices.  Decrease at the Supply segment for the nine-month period primarily due to lower baseload energy prices, higher fuel costs, higher income taxes and higher depreciation.  The decline in segment earnings was partially offset by higher capacity prices, higher intermediate and peaking margins and higher baseload generation.  The higher income taxes for both periods resulted primarily from a non-cash adjustment of deferred tax assets.

See "Results of Operations" below for further discussion of PPL's reportable segments and analysis of results of operations.

2013 Outlook

(PPL)

Excluding special items, higher earnings are expected in 2013 compared with 2012.  However, 2013 earnings are expected to decline on a diluted EPS basis due to higher average shares treated as outstanding.  The factors underlying these projections by segment and Subsidiary Registrant are reflected below (on an after-tax basis).

(PPL's U.K. Regulated Segment)

Excluding special items, higher earnings are projected in 2013 compared with 2012, primarily driven by higher electricity delivery prices and lower income taxes, partially offset by higher operation and maintenance expense, higher depreciation and higher interest expense.

(PPL's Kentucky Regulated Segment and Kentucky Registrants)

Excluding special items, higher earnings are projected in 2013 compared with 2012, primarily driven by base rate increases and returns on additional environmental capital investments.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, higher earnings are projected in 2013 compared with 2012, primarily driven by higher distribution revenues from the January 1, 2013 base rate increase and higher transmission margins due to additional capital investment, partially offset by higher depreciation and higher interest expense.

(PPL's Supply Segment and PPL Energy Supply)

Excluding special items, lower earnings are projected in 2013 compared with 2012, primarily driven by lower energy prices, higher fuel costs, higher depreciation, higher taxes and higher financing costs, partially offset by lower operation and maintenance expense, higher capacity prices and higher baseload generation output.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, and Notes 6 and 10 to the Financial Statements in this Form 10-Q (as applicable) and "Item 1. Business" and "Item 1A. Risk Factors" in the Registrants' 2012 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

Economic and Market Conditions

(PPL and PPL Energy Supply)

Current depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development and additional renewable energy sources, primarily wind in the western U.S.  Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in energy and capacity market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, transmission constraints that impact the locational pricing of electricity at PPL Energy Supply's power plants, fuel transportation costs and the level and price of hedging activities.  As a result of these factors, lower future energy margins are expected when compared to the 2012 energy margins.  See "Changes in Non-GAAP Financial Measures - Unregulated Gross Energy Margins in Statement of Income Analysis" below for additional information on energy margins.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels.

(All Registrants except PPL Electric)

As previously disclosed, the businesses of PPL Energy Supply, LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to coal combustion residuals, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These and other stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL, PPL Energy Supply, LKE, LG&E and KU, to announce plans to either temporarily or permanently close, or place in long-term reserve status, certain of their coal-fired generating plants.

(PPL and PPL Energy Supply)

In 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.  PPL Energy Supply continues to monitor its Corette plant for potential impairment.  The Corette plant asset group's carrying value at September 30, 2013 was $67 million.  See "Environmental Matters - Domestic - Air - MATS" in Note 10 to the Financial Statements for additional information.

PPL Energy Supply believes its remaining competitive coal-fired generation assets are well positioned to meet the environmental requirements described above based on prior and planned investments.  Management continues to monitor energy and PJM capacity prices.  A further decline in energy and/or capacity prices could negatively impact PPL Energy Supply's operations and potentially result in future asset impairment charges for coal-fired plants or goodwill.

(PPL and Kentucky Registrants)

The environmental requirements discussed above have also resulted in LKE's projected $2.2 billion ($1.1 billion each at LG&E and KU) in capital investment over the next five years and the anticipated retirement by 2015 of five coal-fired units (three at LG&E and two at KU) with a combined summer capacity rating of 726 MW (563 MW at LG&E and 163 MW at KU).  KU retired the 71 MW unit at the Tyrone plant in February 2013.  The retirement of these coal-fired units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E and KU.  See Note 8 to the Financial Statements in the 2012 Form 10-K for PPL, LKE, LG&E and KU for additional information regarding the anticipated retirement of these units as well as plans to build a combined-cycle natural gas facility in Kentucky.

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

(All Registrants)

The Registrants cannot predict the future impact that economic and market conditions and changes in regulatory requirements may have on their financial condition or results of operations.

(PPL)

Ofgem Review of Line Loss Calculation

Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentive/penalty for the DPCR4.  Based on information received from Ofgem in 2013, WPD currently estimates the potential loss exposure for this matter to be in the range of $93 million to $226 million as of September 30, 2013.  During the three and nine months ended September 30, 2013, WPD recorded $21 million and $45 million of increases to the liability with reductions to "Utility" revenue on the Statement of Income.  PPL cannot predict the outcome of this matter.  See Note 6 to the Financial Statements for additional information.

RIIO-ED1

In October 2010, Ofgem announced changes to the regulatory framework that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  The next electricity distribution price control review is referred to as RIIO-ED1.  Key components of the RIIO-ED1 are: an extension of the price review period to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, and continued use of a single weighted average cost of capital.  Ofgem has also indicated that the depreciation of the RAV, for RAV additions after April 1, 2015, will change from 20 years to 45 years, but that it will consider transition arrangements.

As previously reported, on July 1, 2013, WPD filed its business plans with Ofgem for the RIIO-ED1 period and gave a webcast presentation to highlight the contents of the plans as well as provide potential earnings ranges of the U.K. Regulated segment for the first two years of the RIIO-ED1 period.  The ranges provided are subject to certain assumptions including foreign currency exchange rates, interest rates, inflation rates and WPD being "fast-tracked" through the price control review process and therefore earning the fast-track bonus revenue.  These assumptions and other future events affecting the potential earnings ranges are subject to significant uncertainties.  Although management believes that the business plans submitted by WPD meet the criteria to be fast-tracked, management cannot predict the outcome of the price control review process or the future financial effect on WPD's businesses of the RIIO-ED1 regulatory framework.  Ofgem has notified WPD that it intends to announce preliminary fast-track determinations on November 22, 2013 with a final determination to be announced in February 2014.  See "Item 1. Business - Background - U.K. Regulated Segment - Revenue and Regulation" in the 2012 Form 10-K for additional information.

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

Equity Units

During 2013, several events occurred related to the components of the 2010 Equity Units.  During the first quarter of 2013, financing plans were finalized to remarket the Junior Subordinated Notes component of the 2010 Equity Units and in the second quarter, PPL Capital Funding completed the remarketing of the Junior Subordinated Notes and simultaneously exchanged the remarketed notes for three tranches of Senior Notes.  The transaction resulted in a $10 million loss on extinguishment of the Junior Subordinated Notes.  Additionally, in July 2013, PPL issued 40 million shares of common stock at $28.73 per share to settle the 2010 Purchase Contracts.  PPL received net cash proceeds of $1.150 billion, which will be used to repay short-term and long-term debt obligations and for other general corporate purposes.  See Note 7 to the Financial Statements for additional information.

The If-Converted Method of calculating diluted EPS was applied to the Equity Units prior to settlement beginning in the first quarter of 2013.  This resulted in $7 million and $37 million of interest charges (after-tax) being added back to income available to PPL common shareowners, and 32 million and 59 million weighted-average incremental shares of PPL common stock being treated as outstanding for purposes of the diluted EPS calculation for the three and nine months ended September 30, 2013.  See Note 4 to the Financial Statements for the impact on the calculation of diluted EPS.

Tax Litigation

In May 2013, the U.S. Supreme Court reversed the December 2011 ruling of the U. S. Court of Appeals for the Third Circuit, on the creditability for U.S. income tax purposes of the U.K. Windfall Profits Tax paid by a U.K. subsidiary of PPL.  As a result of this decision, PPL recorded an income tax benefit of $44 million for the nine months ended September 30, 2013.  See Note 5 to the Financial Statements for additional information.

U.K. Tax Rate Change

In July 2013, the U.K. Finance Act 2013 was enacted, which reduces the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20%, effective April 1, 2015.  As a result of these changes, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit of $93 million in the third quarter of 2013.

Pennsylvania Net Operating Loss Valuation Allowance

PPL assesses the realizability of its deferred tax assets for Pennsylvania's net operating loss carryforwards based on, among other things, projections of future taxable income for the net operating loss carryforward periods.  In the third quarter of 2013, PPL determined that its projected future taxable income would likely decrease, resulting in an increase to the valuation allowance related to Pennsylvania net operating loss carryforwards.  As a result, PPL recorded a $38 million increase in state deferred income tax expense.

FERC Audit Proceedings (All Registrants except PPL Energy Supply)

In November 2011, the FERC commenced an audit of PPL and its subsidiaries, including an audit of the FERC transmission formula rate mechanisms at PPL Electric, LG&E and KU beginning in April 2012.  The audit identified several matters related to separate aspects of formula rate mechanics at PPL Electric, LG&E and KU.  As previously reported, among the audit matters related to PPL Electric was the determination that PPL Electric had not obtained a waiver of the equity method accounting requirement with respect to its wholly owned subsidiary, PPL Receivables Corporation, which was formed in 2004 to purchase eligible accounts receivable and unbilled revenue from PPL Electric to collateralize commercial paper issuances and reduce borrowing costs.  PPL, PPL Electric, LKE, LG&E and KU currently believe that the total amount of refunds, if any, that may be required with respect to the formula rate and all other issues identified during the course of the audit will not be material to any of these Registrants.  PPL, PPL Electric, LKE, LG&E and KU, however, cannot predict the ultimate outcome of these matters.

(PPL and PPL Energy Supply)

Montana Transactions

In September 2013, PPL Montana executed a definitive agreement to sell 633MW of hydroelectric facilities to NorthWestern for $900 million in cash, subject to certain adjustments.  The sale is not expected to close before the second half of 2014.  The sale is subject to closing conditions, including receipt of regulatory approvals by the FERC and Montana Public Service Commission and certain third-party consents.  In a related transaction, in September 2013, PPL Montana negotiated and entered into an agreement to pay $271 million to terminate a sale-leaseback arrangement and reacquire its interests in the Colstrip coal-fired facilities.  This transaction is anticipated to occur by the end of the first quarter of 2014, subject to approval by the FERC.  At lease termination, in addition to recording a charge for the cash payment, a non-cash charge is expected to be recorded related to the existing lease-related assets on PPL's and PPL Energy Supply's Balance Sheets.  The book value of these assets was approximately $450 million at September 30, 2013.  These lease-related assets will be written-off and the reacquired Colstrip assets will be recorded at fair value as of the acquisition date.  The total loss is currently estimated at between $310 million and $430 million, after-tax, which is dependent on the fair value assigned to the reacquired Colstrip assets.  See Note 8 to the Financial Statements for additional information.

Susquehanna Turbine Blade Inspection

In the spring of 2013, PPL Susquehanna made modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  The modifications were made during the Unit 2 refueling outage and an additional planned outage for Unit 1.  In September 2013, data from the extensive vibration monitoring equipment installed on the turbine blades identified cracks in a small number of the blades on both units.  Unit 2 completed a blade inspection and replacement outage on September 23, 2013.  Based upon the evaluation of the conditions on Unit 1 and the latest inspection of previously removed blades, PPL Susquehanna will continue to operate Unit 1 and monitor the blades through the vibration monitoring equipment.  The financial impact of the Unit 2 outage is not material.  PPL Susquehanna continues to work with the turbine manufacturer to identify and resolve the issues causing the blade cracking.

Colstrip Unit 4 Outage (PPL Energy Supply)

On July 1, 2013, Colstrip Unit 4 automatically shut down as a result of damage that occurred in the unit's generator.  The repair to Unit 4 is estimated to cost between $30 million and $40 million and is expected to take at least six months to complete.  Property damage insurance for Unit 4 is subject to a $2.5 million self-insured retention.  PPL Montana operates Unit 4 pursuant to an agreement with the owners and, pursuant to a separate agreement with NorthWestern, is entitled to receive 15% of Unit 4's electricity output and is responsible for 15% of the capital, operating, maintenance and repair costs associated with Unit 4.  PPL Montana's estimated pre-tax loss of earnings attributable to the Unit 4 outage is between $5 million and $10 million.

(PPL and PPL Electric)

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

Rate Case Proceedings

(PPL and PPL Electric)

In December 2012, the PUC approved a total distribution revenue increase of about $71 million for PPL Electric, using a 10.4% return on equity.  The approved rates became effective January 1, 2013.

(PPL and Kentucky Registrants)

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E using a 10.25% return on equity.  The approved rates became effective January 1, 2013.

(KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would recover costs based on forward-looking estimates with a subsequent true-up, replacing the current formula which uses prior-year cost amounts.  KU's application proposed an authorized 10.7% return on equity.  Subject to regulatory approval, the new formula rate may become effective during mid-2014.

In April 2013, KU filed an application with the VSCC to increase annual Virginia base electricity revenue by approximately $7 million, representing an increase of 9.6%.  KU proposed an authorized 10.8% return on equity.  In October 2013, KU filed a stipulation reached with VSCC staff proposing a revenue increase of $4.7 million, representing an increase of 6.9%.  If approved by the VSCC, new base rates would go into effect on December 1, 2013.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment and concludes with a "Statement of Income Analysis," which includes explanations of Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins.  The "Statement of Income Analysis" also addresses significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2013 with the same periods in 2012.  "Segment Earnings and Statement of Income Analysis" is presented separately for PPL.

Tables analyzing changes in amounts between periods within "Segment Earnings" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average U.K. foreign currency exchange rate.

(Subsidiary Registrants)

The discussion for each of PPL Energy Supply, PPL Electric, LKE, LG&E and KU provides a summary of earnings and concludes with a "Statement of Income Analysis," which includes a reconciliation of a non-GAAP financial measure to "Operating Income" and significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2013 with the same periods in 2012.  "Earnings and Statement of Income Analysis" is presented separately for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL:  Segment Earnings and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.  The U.K. Regulated segment represents 60% of Net Income Attributable to PPL Shareowners for nine months ended September 30, 2013 and 32% of PPL's assets at September 30, 2013.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change

Utility revenues	$534	$518	3	$1,731	$1,613	7
Energy-related businesses	9	10	(10)	32	34	(6)
Total operating revenues	543	528	3	1,763	1,647	7
Other operation and maintenance	111	101	10	340	326	4
Depreciation	73	69	6	219	206	6
Taxes, other than income	36	36		109	108	1
Energy-related businesses	7	8	(13)	21	24	(13)
Total operating expenses	227	214	6	689	664	4
Other Income (Expense) - net	(117)	(50)	134	7	(39)	(118)
Interest Expense	102	106	(4)	313	314
Income Taxes	(86)	(44)	95	27	67	(60)
Net Income Attributable to PPL Shareowners	$183	$202	(9)	$741	$563	32

The changes in the components of the U.K. Regulated segment's results between these periods were due to the factors set forth below, which reflect reclassifications for certain items that management considers special.  See below for additional detail of these special items.

	Three Months	Nine Months

U.K.
Utility revenues	$44	$187
Other operation and maintenance	(9)	(19)
Depreciation	(6)	(17)
Interest expense	3	(4)
Other	2	2
Income taxes	8	(13)
U.S.
Interest expense and other		1
Income taxes	(5)	4

	Three Months	Nine Months

Foreign currency exchange rates, after-tax (a)	1	(2)
Special items, after-tax	(57)	39
Total	$(19)	$178

(a)	Includes the effect of realized gains (losses) on foreign currency economic hedges.

U.K.

•
Higher utility revenues for the three-month period primarily due to $74 million from the April 1, 2013 price increase, partially offset by a $22 million accrual for over-recovered revenue and $10 million of lower volume due primarily to weather.

Higher utility revenues for the nine-month period primarily due to $187 million from the April 1, 2013 and 2012 price increases and $18 million of higher volume due primarily to weather, partially offset by a $22 million accrual for over-recovered revenue.

•	Higher other operation and maintenance for the three- and nine-month periods primarily due to higher network maintenance expense.

•	Higher depreciation for the three- and nine-month periods primarily due to PP&E additions.

•	Lower income taxes for the three-month period due to $16 million from U.K. tax rate changes, partially offset by higher pre-tax income, which increased income taxes by $8 million.

Higher income taxes for the nine-month period primarily due to higher pre-tax income, which increased income taxes by $38 million, and $13 million from a benefit recorded in 2012 due to the tax deductibility of interest on the acquisition financing for WPD Midlands, partially offset by $27 million from U.K. tax rate changes and $6 million of prior year adjustments.

U.S.

•	Higher income taxes for the three-month period due to an $8 million increase to income tax expense attributable to a revision in the expected taxable amount of cash repatriation in 2013.

Lower income taxes for the nine-month period due to a $19 million 2013 adjustment primarily related to an IRS ruling regarding 2010 U.K. earnings and profits calculations and $11 million of lower income taxes on intercompany loans, partially offset by a $23 million increase to income tax expense attributable to a revision in the expected taxable amount of cash repatriation in 2013.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2013	2012	2013	2012

	Other Income
Foreign currency-related economic hedges, net of tax of $44, $18, $5, $17 (a)	(Expense)-net	$(82)	$(30)	$(8)	$(28)
WPD Midlands acquisition-related adjustments:
	Other Operation
Separation benefits, net of tax of $1, $1, $1, $3	and Maintenance	(2)	(1)	(4)	(9)
	Other Operation
Other acquisition-related adjustments, net of tax of $0, $0, $0, ($1)	and Maintenance		(2)	(2)	2
Other:
Windfall Profits Tax litigation (b)	Income Taxes			43
Change in WPD line loss accrual, net of tax of $5, $0, $10, $0 (c)	Utility	(16)		(35)
Change in U.K. tax rate (d)	Income Taxes	84	74	84	74
Total		$(16)	$41	$78	$39

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling, by the U.S. Court of Appeals for the Third Circuit, on the creditability for income tax purposes of the U.K. Windfall Profits Tax.  As a result of the U.S. Supreme Court ruling, PPL recorded an income tax benefit during the nine-month 2013 period.  See Note 5 to the Financial Statements for additional information.

(c)
WPD Midlands recorded adjustments to its line loss accrual based on information provided by Ofgem regarding the calculation of line loss incentive/penalty for all network operators related to DPCR4, a price control period that ended prior to PPL's acquisition of WPD Midlands.  See Note 6 to the Financial Statements for additional information.

(d)
The U.K. Finance Act of 2013, enacted in July 2013, reduced the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20%, effective April 1, 2015.  The U.K. Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in the three and nine-month periods of 2013 and 2012.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations.  This segment also includes LKE's regulated distribution and sale of natural gas.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.  The Kentucky Regulated segment represents 19% of Net Income Attributable to PPL Shareowners for the nine months ended September 30, 2013 and 25% of PPL's assets at September 30, 2013.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change

Utility revenues	$744	$732	2	$2,226	$2,095	6
Fuel	237	249	(5)	684	677	1
Energy purchases	23	27	(15)	146	135	8
Other operation and maintenance	188	186	1	582	589	(1)
Depreciation	84	87	(3)	249	259	(4)
Taxes, other than income	12	11	9	36	34	6
Total operating expenses	544	560	(3)	1,697	1,694
Other Income (Expense) - net	(4)	(4)		(6)	(14)	(57)
Interest Expense	49	54	(9)	165	163	1
Income Taxes	54	42	29	132	70	89
Income (Loss) from Discontinued Operations			n/a	1	(6)	(117)
Net Income Attributable to PPL Shareowners	$93	$72	29	$227	$148	53

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect reclassifications for items included in Kentucky Gross Margins and certain items that management considers special.  See below for additional detail of these special items.

	Three Months	Nine Months

Kentucky Gross Margins	$42	$151
Other operation and maintenance	(4)	4
Depreciation	(9)	(26)
Taxes, other than income	(1)	(2)
Other Income (Expense) - net		7
Interest Expense	5	(2)
Income Taxes	(12)	(56)
Special items, after-tax		3
Total	$21	$79

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Lower other operation and maintenance for the nine-month period primarily due to $18 million of lower costs due to the timing and scope of scheduled coal plant maintenance outages.  This decrease was partially offset by $8 million of higher administrative and general expenses and $4 million of adjustments to regulatory assets and liabilities.

•
Higher depreciation for the three and nine-month periods primarily due to environmental costs related to the 2005 and 2006 ECR plans now being included in base rates, which added $13 million and $39 million to depreciation that is excluded from Kentucky Gross Margins.  This increase was partially offset by lower depreciation of $5 and $16 million due to revised rates that were effective January 1, 2013.  Both events are the result of the 2012 rate case proceedings.

•	Higher other income (expense) - net for the nine-month period primarily due to losses from the EEI investment recorded in 2012. The EEI investment was fully impaired in the fourth quarter of 2012.

•	Higher income taxes for the three and nine-month periods primarily due to the change in pre-tax income at current period tax rates.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2013	2012	2013	2012

LKE acquisition-related adjustments:
	Income Taxes and Other
Net operating loss carryforward and other tax-related adjustments	Operation and Maintenance				$4
Other:
LKE discontinued operations (a)	Discontinued Operations			$1	(5)
EEI adjustments, net of tax of $0, $0, $0, $0 (b)	Other Income (Expense)-net			1
Total				$2	$(1)

(a)	2012 period includes an adjustment to an indemnification liability.
(b)	Impact recorded at KU.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes PPL Electric's regulated electricity transmission and distribution operations.  In addition, certain financing costs are allocated to the Pennsylvania Regulated segment.  The Pennsylvania Regulated segment represents 13% of Net Income Attributable to PPL Shareowners for the nine months ended September 30, 2013 and 15% of PPL's assets at September 30, 2013.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Utility revenues
External	$463	$443	5	$1,388	$1,303	7
Intersegment	1	1		3	3
Total utility revenues	464	444	5	1,391	1,306	7
Energy purchases
External	144	137	5	436	410	6
Intersegment	11	23	(52)	37	61	(39)
Other operation and maintenance	134	148	(9)	391	431	(9)
Depreciation	45	41	10	132	119	11
Taxes, other than income	25	24	4	77	72	7
Total operating expenses	359	373	(4)	1,073	1,093	(2)
Other Income (Expense) - net	2	3	(33)	5	6	(17)
Interest Expense	30	25	20	80	73	10
Income Taxes	26	16	63	83	47	77
Net Income	51	33	55	160	99	62
Net Income Attributable to Noncontrolling Interests			n/a		4	(100)
Net Income Attributable to PPL Shareowners	$51	$33	55	$160	$95	68

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect reclassifications for items included in Pennsylvania Gross Delivery Margins.

	Three Months	Nine Months

Pennsylvania Gross Delivery Margins	$31	$92
Other operation and maintenance	8	28
Depreciation	(4)	(13)
Interest Expense	(5)	(7)
Other	(2)	(3)
Income Taxes	(10)	(36)
Noncontrolling Interests		4
Total	$18	$65

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Lower other operation and maintenance for the three-month period primarily due to lower storm costs of $8 million, lower corporate service costs of $3 million and lower rent expense of $3 million, partially offset by higher vegetation management expense of $6 million.

Lower other operation and maintenance for the nine-month period primarily due to lower storm costs of $9 million, lower corporate service costs of $13 million and lower rent expense of $4 million.

•
Higher depreciation for the three and nine-month periods primarily due to the impact of PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system and replace aging infrastructure.

•	Higher interest expense for the three and nine-month periods primarily due to the issuance of first mortgage bonds in August 2012 and July 2013.

•	Higher income taxes for the three and nine-month periods primarily due to higher pre-tax income.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's energy marketing and trading activities, as well as its competitive generation operations.  In addition, certain financing costs are allocated to the Supply segment.  The Supply segment represents 10% of Net Income Attributable to PPL Shareowners for the nine months ended September 30, 2013 and 27% of PPL's assets at September 30, 2013.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2013	2012	% Change	2013	2012	% Change
Energy revenues
External (a)	$1,209	$567	113	$3,248	$3,673	(12)
Intersegment	11	23	(52)	37	61	(39)
Energy-related businesses	143	133	8	378	346	9
Total operating revenues	1,363	723	89	3,663	4,080	(10)
Fuel (a)	258	321	(20)	780	728	7
Energy purchases
External (a)	388	(150)	(359)	1,085	1,288	(16)
Intersegment	1	1		3	2	50
Other operation and maintenance	243	221	10	748	769	(3)
Depreciation	80	75	7	237	210	13
Taxes, other than income	18	19	(5)	51	54	(6)
Energy-related businesses	138	129	7	366	339	8
Total operating expenses	1,126	616	83	3,270	3,390	(4)
Other Income (Expense) - net	2	6	(67)	18	15	20
Other-Than-Temporary Impairments	1		n/a	1	1
Interest Expense	54	62	(13)	174	163	7
Income Taxes	92	3	2,967	113	180	(37)
Net Income Attributable to Noncontrolling Interests	1		n/a	1		n/a
Net Income Attributable to PPL Shareowners	$91	$48	90	$122	$361	(66)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the factors set forth below, which reflect reclassifications for items included in Unregulated Gross Energy Margins and certain items that management considers special.  See below for additional detail of these special items.

	Three Months	Nine Months

Unregulated Gross Energy Margins	$(9)	$(204)
Other operation and maintenance	(18)	11
Depreciation	(5)	(27)
Taxes, other than income	(1)	3
Other Income (Expense) - net	(4)	6
Interest expense	8	(11)
Other	(4)	(2)
Income Taxes	(23)	37
Special items, after-tax	99	(52)
Total	$43	$(239)

•	See "Statement of Income Analysis - Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•	Higher other operation and maintenance for the three-month period primarily due to Montour outage costs in 2013 with no comparable outage in 2012.

Lower other operation and maintenance for the nine-month period primarily due to $23 million of outage costs at Brunner Island mainly due to timing and $9 million due to lower project costs at PPL Susquehanna, partially offset by $13 million of Montour outage costs in 2013 with no comparable outage in 2012 and $6 million of Ironwood outage costs in 2013 with no comparable outage in 2012.

•	Higher depreciation for the three and nine-month periods primarily due to PP&E additions. The nine-month period also includes $6 million attributable to the Ironwood Acquisition.

•	Higher interest expense for the nine-month period primarily due to lower capitalized interest in 2013.

•
Higher income taxes for the three-month period primarily due to $26 million of higher adjustments to valuation allowances in 2013 on Pennsylvania net operating loss carryforwards and a $6 million benefit from a state tax rate change recorded in 2012, partially offset by lower pre-tax income in 2013, which reduced income taxes by $10 million.

Lower income taxes for the nine-month period primarily due to lower pre-tax income in 2013, which reduced income taxes by $87 million, partially offset by $26 million of higher adjustments to valuation allowances in 2013 on Pennsylvania net operating loss carryforwards and a $17 million benefit from a state tax rate change recorded in 2012.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results during the periods ended September 30.
	Income Statement	Three Months		Nine Months
	Line Item	2013	2012	2013	2012

Adjusted energy-related economic activity - net, net of tax of $4, $63, $32, ($16)	(a)	$(6)	$(95)	$(47)	$23
Impairments:
Adjustments - nuclear decommissioning trust investments, net of tax of $0, $0, $0, ($2)	Other Income-net				1
Other:
Change in tax accounting method related to repairs	Income Taxes			(3)
	Other Operation
Counterparty bankruptcy, net of tax of $0, $0, ($1), $5 (b)	and Maintenance			1	(6)
Wholesale supply cost reimbursement, net of tax of $0, $0, $0, $0	(c)				1
	Other Operation
Ash basin leak remediation adjustment, net of tax of $0, $0, $0, ($1)	and Maintenance				1
Coal contract modification payments, net of tax of $0, $7, $0, $12 (d)	Fuel		(10)		(17)
Total		$(6)	$(105)	$(49)	$3
(a)	See "Reconciliation of Economic Activity" below.
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

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) for the periods ended September 30, to the special item identified as "Adjusted energy-related economic activity - net."

	Three Months		Nine Months
	2013	2012	2013	2012
Operating Revenues
Unregulated retail electric and gas	$(2)	$(13)	$10	$(15)
Wholesale energy marketing	(49)	(716)	(281)	(322)
Operating Expenses
Fuel	3	3	(2)	(11)
Energy Purchases	37	569	192	420
Energy-related economic activity (a)	(11)	(157)	(81)	72

	Three Months		Nine Months
	2013	2012	2013	2012
Option premiums	1		2	1
Adjusted energy-related economic activity	(10)	(157)	(79)	73
Less: Economic activity realized, associated with the monetization of
certain full-requirement sales contracts in 2010		1		34
Adjusted energy-related economic activity - net, pre-tax	$(10)	$(158)	$(79)	$39

Adjusted energy-related economic activity - net, after-tax	$(6)	$(95)	$(47)	$23

(a)	See Note 14 to the Financial Statements for additional information.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measures

Management utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•
"Kentucky Gross Margins" is a single financial performance measure of LKE's, LG&E's and KU's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, fuel and energy purchases are deducted from revenues.  In addition, utility revenues and expenses associated with approved cost recovery mechanisms are offset.  These mechanisms allow for recovery of certain expenses, return on capital investments and performance incentives.  Certain costs associated with these mechanisms, primarily ECR, DSM and GLT, are recorded as "Other operation and maintenance" and "Depreciation."  As a result, this measure represents the net revenues from the electric and gas operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's electric delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Energy purchases from affiliate" in PPL Electric's reconciliation table).  As a result, this measure represents the net revenues from PPL Electric's electric delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  Non-trading activities are managed on a geographic basis that is aligned with the generation fleet.  In calculating this measure, energy revenues are offset by the cost of fuel, energy purchases and certain other operation and maintenance expenses, primarily ancillary charges and gross receipts tax, which is recorded in "Taxes, other than income."  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are recorded in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Wholesale energy marketing to affiliate" in PPL Energy Supply's reconciliation table).  "Unregulated Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Adjusted energy-related economic activity also includes the premium amortization associated with options and for 2012 the ineffective portion of qualifying cash flow hedges and realized economic activity associated with the monetization of certain full-requirement sales contracts in 2010.  This economic activity was deferred, with the exception of the full-requirement sales contracts that were monetized, and included in "Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  Management believes that these measures provide additional criteria to make investment decisions.  These performance measures are used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage the operations, analyze actual results compared with budget and, in certain cases, to measure certain corporate financial goals used in determining variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended September 30.

	2013 Three Months						2012 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross			Operating	Kentucky	PA Gross	Gross			Operating
	Gross	Delivery	Energy			Income	Gross	Delivery	Energy			Income
	Margins	Margins	Margins	Other (a)		(b)	Margins	Margins	Margins	Other (a)		(b)
Operating Revenues
Utility	$744	$463		$532	(c)	$1,739	$732	$443		$518	(c)	$1,693
PLR intersegment utility
revenue (expense) (d)		(11)	$11					(23)	$23
Unregulated retail
electric and gas			267	(3)	(f)	264			232	(14)	(f)	218
Wholesale energy marketing
Realized			981	(1)		980			1,074	2	(e)	1,076
Unrealized economic
activity				(49)	(f)	(49)				(716)	(f)	(716)
Net energy trading margins			12			12			(11)			(11)
Energy-related businesses				159		159				143		143
Total Operating Revenues	744	452	1,271	638		3,105	732	420	1,318	(67)		2,403

Operating Expenses
Fuel	237		256	1		494	249		310	11	(g)	570
Energy purchases
Realized	23	144	427	(2)		592	27	137	418	1	(e)	583
Unrealized economic
activity				(37)	(f)	(37)				(569)	(f)	(569)
Other operation and
maintenance	26	19	5	619		669	28	25	1	596		650
Depreciation	1			288		289	13			265		278
Taxes, other than income		23	9	58		90		23	11	56		90
Energy-related businesses			5	146		151				137		137
Intercompany eliminations		(1)	1					(1)	1
Total Operating Expenses	287	185	703	1,073		2,248	317	184	741	497		1,739
Total	$457	$267	$568	$(435)		$857	$415	$236	$577	$(564)		$664

	2013 Nine Months						2012 Nine Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross			Operating	Kentucky	PA Gross	Gross			Operating
	Gross	Delivery	Energy			Income	Gross	Delivery	Energy			Income
	Margins	Margins	Margins	Other (a)		(b)	Margins	Margins	Margins	Other (a)		(b)
Operating Revenues
Utility	$2,226	$1,388		$1,730	(c)	$5,344	$2,095	$1,303		$1,614	(c)	$5,012
PLR intersegment utility
revenue (expense) (d)		(37)	$37					(61)	$61
Unregulated retail
electric and gas			750	8	(f)	758			638	(18)	(f)	620
Wholesale energy marketing
Realized			2,770	(3)		2,767			3,353	14	(e)	3,367
Unrealized economic
activity				(281)	(f)	(281)				(322)	(f)	(322)
Net energy trading margins			1			1			7			7
Energy-related businesses				423		423				380		380
Total Operating Revenues	2,226	1,351	3,558	1,877		9,012	2,095	1,242	4,059	1,668		9,064

	2013 Nine Months						2012 Nine Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross			Operating	Kentucky	PA Gross	Gross			Operating
	Gross	Delivery	Energy			Income	Gross	Delivery	Energy			Income
	Margins	Margins	Margins	Other (a)		(b)	Margins	Margins	Margins	Other (a)		(b)
Operating Expenses
Fuel	684		778	2		1,464	677		695	33	(g)	1,405
Energy purchases
Realized	146	436	1,282	(9)		1,855	135	410	1,669	39	(e)	2,253
Unrealized economic
activity				(192)	(f)	(192)				(420)	(f)	(420)
Other operation and
maintenance	74	62	13	1,894		2,043	76	74	12	1,933		2,095
Depreciation	3			856		859	39			774		813
Taxes, other than income		70	27	175		272		67	27	174		268
Energy-related businesses			5	398		403				363		363
Intercompany eliminations		(3)	3					(3)	2	1
Total Operating Expenses	907	565	2,108	3,124		6,704	927	548	2,405	2,897		6,777
Total	$1,319	$786	$1,450	$(1,247)		$2,308	$1,168	$694	$1,654	$(1,229)		$2,287

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  For the three and nine months ended September 30, 2012, "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $1 million and $34 million related to the monetization of certain full-requirement sales contracts.

(f)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(g)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and nine months ended September 30, 2012 include a pre-tax loss of $17 million and $29 million related to coal contract modification payments.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the periods ended September 30 as well as the change between periods.  The factors that gave rise to the changes are described below the table.

	Three Months			Nine Months
	2013	2012	Change	2013	2012	Change

Kentucky Regulated
Kentucky Gross Margins
LKE	$457	$415	$42	$1,319	$1,168	$151
LG&E	210	198	12	595	552	43
KU	247	216	31	724	616	108

Pennsylvania Regulated
PA Gross Delivery Margins
Distribution	$201	$185	$16	$607	$544	$63
Transmission	66	51	15	179	150	29
Total	$267	$236	$31	$786	$694	$92

Supply
Unregulated Gross Energy Margins
Non-trading
Eastern U.S.	$504	$521	$(17)	$1,283	$1,417	$(134)
Western U.S.	52	67	(15)	166	230	(64)
Net energy trading	12	(11)	23	1	7	(6)
Total	$568	$577	$(9)	$1,450	$1,654	$(204)

Kentucky Gross Margins

Kentucky Gross Margins increased $42 million for the three months ended September 30, 2013 compared with 2012, primarily due to higher base rates of $23 million ($10 million at LG&E and $13 million at KU), environmental cost recoveries added to base rates of $13 million (at KU), returns from additional environmental capital investments of $8 million ($3 million at LG&E and $5 million at KU) and higher fuel recoveries of $6 million ($3 million at LG&E and $3 million at KU), partially offset by lower volumes of $13 million ($7 million at LG&E and $6 million at KU).  The change in volumes was primarily attributable to weather, as cooling degree days decreased 16% compared to the same period in 2012.

Kentucky Gross Margins increased $151 million for the nine months ended September 30, 2013 compared with 2012, primarily due to higher base rates of $72 million ($31 million at LG&E and $41 million at KU), environmental cost recoveries added to base rates of $45 million ($3 million at LG&E and $42 million at KU), returns from additional environmental capital investments of $18 million ($9 million at LG&E and $9 million at KU) and higher fuel recoveries of $11 million ($3 million at LG&E and $8 million at KU).

The increase in base rates was the result of new KPSC rates effective January 1, 2013 at LG&E and KU.  The environmental cost recoveries added to base rates were due to the transfer of the 2005 and 2006 ECR plans into base rates as a result of the 2012 Kentucky rate cases for LG&E and KU.  This transfer results in depreciation and other operation and maintenance expenses associated with the 2005 and 2006 ECR plans being excluded from Kentucky Gross Margins in 2013, while the recovery of such costs remain in Kentucky Gross Margins through base rates.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased for the three months ended September 30, 2013 compared with 2012, primarily due to an $18 million favorable effect of price as a result of higher base rates, effective January 1, 2013, partially offset by unfavorable weather of $4 million.

Distribution margins increased for the nine months ended September 30, 2013 compared with 2012 due to a $50 million favorable effect of price, largely comprised of higher base rates, effective January 1, 2013, a favorable weather effect of $9 million and higher volumes of $4 million.

Transmission

Transmission margins increased for the three and nine months ended September 30, 2013 compared with 2012, primarily due to increased capital investments and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

The increase (decrease) in unregulated gross energy margins for the periods ended September 30, 2013 compared with 2012 was due to:
	Three Months	Nine Months
Eastern U.S.
Baseload energy prices	$(64)	$(310)
Coal prices	(5)	(14)
Nuclear fuel prices	(4)	(14)
Retail electric	(10)	(10)
Nuclear generation volume	(12)	(3)
Full-requirement sales contracts	(6)	4
Gas optimization and storage	5	16
Ironwood acquisition which eliminated tolling expense		17
Intermediate and peaking Spark Spreads and availability	11	18
Net economic availability of coal and hydroelectric plants	(10)	29
Capacity prices	77	124
Other	1	9
Total	$(17)	$(134)

Western U.S.
Wholesale energy prices	$(10)	$(67)
Net economic availability of coal and hydroelectric plants	(8)	(1)
Other	3	4
Total	$(15)	$(64)

Net Energy Trading Margins
Gas positions	$(3)	$(17)
Power positions	15	5
FTRs	9	7
Other	2	(1)
Total	$23	$(6)

Utility Revenues

The increase (decrease) in utility revenues for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric (a)	$20	$85
LKE (b)	12	131
Total Domestic	32	216

U.K.:
Price (c)	74	187
Volume (d)	(10)	18
DPCR4 accrual adjustments (e)	(21)	(45)
Recovery of allowed revenues (f)	(22)	(22)
Foreign currency exchange rates	(9)	(25)
Other	2	3
Total U.K.	14	116
Total	$46	$332

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The three and nine-month periods were impacted by a price increase effective April 1, 2013. The nine-month period was also impacted by a price increase effective April 1, 2012.
(d)	The increase for the nine-month period was primarily due to the favorable effect of weather.
(e)
The decrease for the three and nine-month periods was due to a reduction in revenue based on information provided by Ofgem regarding the calculation of line loss incentive/penalty for all network operators related to DPCR4.  See Note 6 to the Financial Statements for additional information.

(f)
The decrease for the three and nine-month period was due to an accrual for over-recovered revenues as a result of price and weather related volume effects that is not expected to reverse within the regulatory year ending March 31, 2014.  Therefore, a liability was recorded and utility revenue was reduced for the amount of the over-recovery in September 2013.  These amounts are expected to be refunded within the regulatory year beginning April 1, 2014.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months
Domestic:
Brunner Island outage timing	$(4)	$(23)
Uncollectible accounts (a)		(23)
LKE coal plant outages (b)	(1)	(18)
Montour outage in 2013	15	13
Act 129 costs (c)	(7)	(13)
PUC-reportable storm costs, net of insurance recovery	(8)	(9)
PPL Susquehanna projects		(9)
PPL Susquehanna outages	1	(6)
Ironwood outage in 2013	3	6
LKE adjustments to regulatory assets and liabilities		4
Other generation plants	4	4
Other	8	9
U.K.:
Third-party engineering (d)	3	5
Network maintenance (e)	10	23
Insurance claim provision release		6
Severance compensation (f)		(8)
Employee related expenses	(1)	(6)
Foreign currency exchange rates	(2)	(4)
Other	(2)	(3)
Total	$19	$(52)

(a)
The decrease for the nine-month period is primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011.  $11 million of damages billed to SMGT were fully reserved in 2012.

(b)	The decrease for the three and nine month periods is due to the timing and scope of scheduled outages.
(c)	The decrease for the three and nine month periods is due to a reduction in Act 129 energy efficiency and conservation plan costs for Phase 1 programs. Phase 1 ended May 31, 2013.
(d)	These costs are offset by revenues reflected in "Utility" on the Statement of Income.
(e)	The increase for the three and nine month periods is primarily due to higher vegetation management costs.
(f)	The decrease for the nine month period is primarily due to costs incurred in 2012 related to the WPD Midlands reorganization.

Depreciation

The increase (decrease) in depreciation for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Additions to PP&E	$20	$64
LKE lower depreciation rates effective January 1, 2013	(5)	(16)
Ironwood Acquisition		6
Other	(4)	(8)
Total	$11	$46

Other Income (Expense) - net

The $72 million decrease in other income (expense) - net for the three months ended September 30, 2013 compared with 2012 was primarily due to a decrease of $70 million from realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

The $50 million increase in other income (expense) - net for the nine months ended September 30, 2013 compared with 2012 was primarily due to an increase of $46 million from realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

See Note 12 to the Financial Statements for additional information on other income (expense) - net.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Long-term debt interest expense (a)	$5	$32
Loss on extinguishment of debt (b)		10
Net amortization of debt discounts, premiums and issuance costs	(4)	(4)
Other	(3)	3
Total	$(2)	$41

(a)
The increase for the three and nine-month periods was due to debt issuances by PPL Capital Funding in March 2013 and October 2012, and by PPL Electric in July 2013 and August 2012, partially offset by the impact of lower interest rates resulting from the remarketing of the 2010 Equity Units.

The nine-month period also increased due to debt issuances by PPL Capital Funding in June 2012 and by WPD (East Midlands) in April 2012, as well as higher accretion expense on WPD index linked notes and three additional months of interest on debt assumed as part of the Ironwood Acquisition.  Partially offsetting these increases was PPL Energy Supply's debt maturity in July 2013.

(b)	In May 2013, PPL Capital Funding remarketed and exchanged junior subordinate notes that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.

See Note 7 to the Financial Statements in this Form 10-Q for information on 2013 long-term debt activity and PPL's 2012 Form 10-K for information on 2012 activity.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Change in pre-tax income at current period tax rates	$36	$(31)
State valuation allowance adjustments (a)	36	36
Federal and state tax reserve adjustments (b)	1	(34)
Federal and state tax return adjustments	(4)	(4)
U.S. income tax on foreign earnings net of foreign tax credit (c)	9	3
U.K. Finance Act adjustments (d)	(19)	(19)
Foreign tax reserve adjustments	(2)	3
Net operating loss carryforward adjustments (e)		9
Intercompany Interest on WPD Financing Entities	2	2
State deferred tax rate change (f)	6	17
Other	2	(2)
Total	$67	$(20)

(a)
During the three and nine months ended September 30, 2013, PPL recorded a $38 million increase in state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income over the remaining carryforward period of Pennsylvania net operating losses.

(b)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling of the U.S. Court of Appeals for the Third Circuit on the creditability of U.K. Windfall Profits Tax for tax purposes.  As a result of this decision, PPL recorded a tax benefit of $44 million during the nine months ended September 30, 2013.  See Note 5 to the Financial Statements for additional information.

(c)
During the three and nine months ended September 30, 2013, PPL recorded a $10 million and $24 million increase to income tax expense primarily attributable to a revision in the expected taxable amount of cash repatriation in 2013.

During the nine months ended September 30, 2013, PPL recorded a tax benefit of $19 million associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that will be reflected on an amended 2010 U.S. tax return.

(d)
The U.K.'s Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a $93 million deferred tax benefit in the third quarter of 2013 related to both rate decreases.

The U.K.'s Finance Act 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a $74 million deferred tax benefit in the third quarter of 2012 related to both rate decreases.

(e)	During the nine months ended September 30, 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(f)	During the three and nine months ended September 30, 2012, PPL recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

PPL Energy Supply:  Earnings and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income Attributable to PPL Energy Supply Member	$124	$54	$172	$382
Special items, after-tax	(6)	(105)	(49)	3

Excluding special items, the decrease in earnings for the three-month period was primarily due to lower baseload energy prices, lower baseload generation and higher operation and maintenance expense, partially offset by higher capacity prices.  The decrease for the nine-month period was primarily due to lower baseload energy prices, higher fuel costs and higher depreciation, partially offset by higher capacity prices, higher intermediate and peaking margins, higher baseload generation and lower income taxes.

The table below quantifies the changes in the components of Net Income Attributable to PPL Energy Supply Member between these periods, which reflect reclassifications for items included in Unregulated Gross Energy Margins and certain items that management considers special.  See PPL's "Results of Operations - Segment Earnings - Supply Segment" for the details of special items.

	Three Months	Nine Months

Unregulated Gross Energy Margins	$(9)	$(204)
Other operation and maintenance	(19)	11
Depreciation	(7)	(31)
Taxes, other than income	(2)	2
Other Income (Expense) - net	(3)	5
Interest Expense	4	(8)
Other	(1)	1
Income Taxes	8	66
Special items, after-tax	99	(52)
Total	$70	$(210)

Statement of Income Analysis --

Unregulated Gross Energy Margins

"Unregulated Gross Energy Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Income Statement Analysis - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended September 30.

	2013 Three Months				2012 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Wholesale energy marketing
Realized	$981	$(1)		$980	$1,074	$2	(c)	$1,076
Unrealized economic activity		(49)	(d)	(49)		(716)	(d)	(716)
Wholesale energy marketing
to affiliate	11			11	23			23
Unregulated retail electric and gas	267	(1)	(d)	266	232	(13)	(d)	219
Net energy trading margins	12			12	(11)			(11)
Energy-related businesses		143		143		128		128
Total Operating Revenues	1,271	92		1,363	1,318	(599)		719

Operating Expenses
Fuel	256	2		258	310	11	(e)	321
Energy purchases
Realized	427	(2)		425	418	3	(c)	421
Unrealized economic activity		(37)	(d)	(37)		(569)	(d)	(569)
Energy purchases from affiliate	1			1	1			1
Other operation and maintenance	5	238		243	1	219		220
Depreciation		80		80		73		73
Taxes, other than income	9	9		18	11	7		18
Energy-related businesses	5	133		138		125		125
Total Operating Expenses	703	423		1,126	741	(131)		610
Total	$568	$(331)		$237	$577	$(468)		$109

	2013 Nine Months				2012 Nine Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Wholesale energy marketing
Realized	$2,770	$(3)		$2,767	$3,353	$14	(c)	$3,367
Unrealized economic activity		(281)	(d)	(281)		(322)	(d)	(322)
Wholesale energy marketing
to affiliate	37			37	61			61
Unregulated retail electric and gas	750	11	(d)	761	638	(15)	(d)	623
Net energy trading margins	1			1	7			7
Energy-related businesses		378		378		336		336
Total Operating Revenues	3,558	105		3,663	4,059	13		4,072

Operating Expenses
Fuel	778	2		780	695	33	(e)	728
Energy purchases
Realized	1,282	(5)		1,277	1,669	46	(c)	1,715
Unrealized economic activity		(192)	(d)	(192)		(420)	(d)	(420)
Energy purchases from affiliate	3			3	2			2
Other operation and maintenance	13	735		748	12	757		769
Depreciation		237		237		206		206
Taxes, other than income	27	24		51	27	26		53
Energy-related businesses	5	361		366		326		326
Total Operating Expenses	2,108	1,162		3,270	2,405	974		3,379
Total	$1,450	$(1,057)		$393	$1,654	$(961)		$693

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Represents energy-related economic activity as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.   For the three and nine months ended September 30, 2012 "Wholesale energy marketing - Realized" and "Energy purchases - Realized" include net pre-tax losses of $1 million and $34 million related to the monetization of certain full-requirement sales contracts.

(d)
Represents energy-related economic activity, which is subject to fluctuations in value due to market price volatility, as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.  The three and nine months ended September 30, 2012 include pre-tax losses of $17 million and $29 million related to coal contract modification payments.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2013 compared with 2012 was due to:
	Three Months	Nine Months

Brunner Island outage timing	$(4)	$(23)
Uncollectible accounts (a)		(15)
PPL Susquehanna projects		(9)
PPL Susquehanna outages	1	(6)
Ironwood outage in 2013	3	6
Montour outage in 2013	15	13
Other generation plants	4	4
Other	4	9
Total	$23	$(21)

(a)
The decrease for the nine-month period is primarily due to SMGT filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2011.  $11 million of damages billed to SMGT were fully reserved in 2012.

Depreciation

Depreciation increased by $7 million and $31 million for the three and nine months ended September 30, 2013 compared with 2012, primarily due to $8 million and $28 million related to PP&E additions, and $6 million attributable to the Ironwood Acquisition for the nine-month period.

Interest Expense

For the nine months ended September 30, 2013 compared with 2012, interest expense increased by $8 million, primarily due to $6 million of lower capitalized interest related to the Rainbow hydroelectric redevelopment project.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Change in pre-tax income at current period tax rates	$50	$(122)
State valuation allowance adjustments	2	2
Federal and state tax reserve adjustments (a)		6
Federal and state tax return adjustments	(1)	(1)
State deferred tax rate change (b)	6	17
Other	1	2
Total	$58	$(96)

(a)
During the nine months ended September 30, 2013, PPL Energy Supply reversed $3 million in tax benefits related to a 2008 change in method of accounting for certain expenditures for tax purposes and recorded $4 million in federal tax reserves related to differences in over (under) payment interest rates applied to audit claims as a result of the U.S. Supreme Court decision related to the Windfall Profits tax.

(b)	During the three and nine months ended September 30, 2012, PPL Energy Supply recorded adjustments related to state deferred tax liabilities.

See Note 5 to the Financial Statements for additional information on income taxes.

PPL Electric:  Earnings and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income Available to PPL	$51	$33	$160	$95

The increase in earnings for both periods was primarily due to higher electricity base rates that became effective January 1, 2013 and higher transmission margins from additional capital investments, partially offset by higher income taxes.  The increase for the nine-month period was also due to lower operation and maintenance expense, partially offset by higher depreciation.

The table below quantifies the changes in the components of Net Income Available to PPL between these periods, which reflect reclassifications for items included in Pennsylvania Gross Delivery Margins.

	Three Months	Nine Months

Pennsylvania Gross Delivery Margins	$31	$92
Other operation and maintenance	8	28
Depreciation	(4)	(13)
Interest Expense	(5)	(7)
Other	(2)	(3)
Income Taxes	(10)	(36)
Distributions on preference stock		4
Total	$18	$65

Statement of Income Analysis --

Pennsylvania Gross Delivery Margins

"Pennsylvania Gross Delivery Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Income Statement Analysis - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended September 30.

	2013 Three Months			2012 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues
Retail electric	$463		$463	$443		$443
Electric revenue from affiliate	1		1	1		1
Total Operating Revenues	464		464	444		444

Operating Expenses
Energy purchases	144		144	137		137
Energy purchases from affiliate	11		11	23		23
Other operation and maintenance	19	$115	134	25	$123	148
Depreciation		45	45		41	41
Taxes, other than income	23	2	25	23	1	24
Total Operating Expenses	197	162	359	208	165	373
Total	$267	$(162)	$105	$236	$(165)	$71

	2013 Nine Months			2012 Nine Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues
Retail electric	$1,388		$1,388	$1,303		$1,303
Electric revenue from affiliate	3		3	3		3
Total Operating Revenues	1,391		1,391	1,306		1,306

Operating Expenses
Energy purchases	436		436	410		410
Energy purchases from affiliate	37		37	61		61
Other operation and maintenance	62	$329	391	74	$357	431
Depreciation		132	132		119	119
Taxes, other than income	70	7	77	67	5	72
Total Operating Expenses	605	468	1,073	612	481	1,093
Total	$786	$(468)	$318	$694	$(481)	$213
(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Vegetation management	$6	$3
PUC-reportable storm costs, net of insurance recovery	(8)	(9)
Act 129 costs (a)	(7)	(13)
Uncollectible accounts		(3)
Corporate service (b)	(2)	(13)
Rent	(3)	(4)
Other		(1)
Total	$(14)	$(40)

(a)	The decrease was due to a reduction in Act 129 energy efficiency and conservation plan costs for Phase 1 programs. Phase 1 ended May 31, 2013.
(b)	The decrease was partially due to storm insurance policy premiums for coverage that was in place in 2012 but was not renewed in 2013.

Depreciation

Depreciation increased by $4 million and $13 million for the three and nine months ended September 30, 2013 compared with 2012, primarily due to PP&E additions as part of ongoing investments to enhance system reliability.

Taxes, Other Than Income

Taxes, other than income increased by $5 million for the nine months ended September 30, 2013 compared with 2012, primarily due to higher Pennsylvania gross receipts tax expense due to higher retail electricity revenue.  This tax is included in "Pennsylvania Gross Delivery Margins."

Financing Costs

The increase (decrease) in financing costs for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Long-term debt interest expense (a)	$5	$8
Distributions on Preference Stock (b)		(4)
Other		(1)
Total	$5	$3

(a)	The increase was due to debt issuances in August 2012 and July 2013.
(b)	The decrease was due to the June 2012 redemption of all 2.5 million shares of preference stock.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Change in pre-tax income at current period tax rates	$12	$39
Other	(2)	(3)
Total	$10	$36

See Note 5 to the Financial Statements for additional information on income taxes.

LKE:  Earnings and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$100	$83	$260	$180
Special items, after-tax			2	(1)

Excluding special items, the increases in earnings for both periods were primarily due to higher electricity and gas base rates that went into effect January 1, 2013, returns from additional environmental capital investments and higher fuel recovery, partially offset by higher depreciation (due to environmental costs related to the 2005 and 2006 ECR plans now being included in base rates and excluded from Margins) and higher income taxes.  The increase for the three-month period was partially offset by lower sales volumes.

The table below quantifies the components of Net Income between these periods, which reflect reclassifications for items included in Margins and certain items that management considers special.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of special items.

	Three Months	Nine Months

Margins	$42	$151
Other operation and maintenance	(4)	4
Depreciation	(9)	(26)
Taxes, other than income	(1)	(2)
Other Income (Expense) - net		7
Interest Expense		1
Income Taxes	(11)	(58)
Special items, after-tax		3
Total	$17	$80

Statement of Income Analysis --

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Income Statement Analysis - Margins" for information on why management believes this measure is useful and explanations of the underlying drivers of the changes between periods.  Within PPL's discussion, LKE's Margins are referred to as "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended September 30.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$744		$744	$732		$732
Operating Expenses
Fuel	237		237	249		249
Energy purchases	23		23	27		27
Other operation and maintenance	26	$162	188	28	$158	186
Depreciation	1	83	84	13	74	87
Taxes, other than income		12	12		11	11
Total Operating Expenses	287	257	544	317	243	560
Total	$457	$(257)	$200	$415	$(243)	$172

	2013 Nine Months			2012 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,226		$2,226	$2,095		$2,095
Operating Expenses
Fuel	684		684	677		677
Energy purchases	146		146	135		135
Other operation and maintenance	74	$508	582	76	$513	589
Depreciation	3	246	249	39	220	259
Taxes, other than income		36	36		34	34
Total Operating Expenses	907	790	1,697	927	767	1,694
Total	$1,319	$(790)	$529	$1,168	$(767)	$401

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Coal plant outages (a)	$(1)	$(18)
Administrative and general (b)	3	8
Adjustments to regulatory assets and liabilities		4
Coal plant operations		3
Other		(4)
Total	$2	$(7)

(a)	Decrease is due to the timing and scope of scheduled outages.
(b)	Increase for the nine-month period is primarily due to an increase in outside services of $8 million.

Depreciation

The increase (decrease) in depreciation for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Lower depreciation rates effective January 1, 2013	$(5)	$(16)
Additions to PP&E	2	6
Total	$(3)	$(10)

Other Income (Expense) - net

Other income (expense) - net increased by $8 million for the nine months ended September 30, 2013 compared with 2012 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Income Taxes

Income taxes increased by $11 million and $64 million for the three and nine months ended September 30, 2013 compared with 2012 primarily due to the change in pre-tax income at current period tax rates.

See Note 5 to the Financial Statements for additional information on income taxes.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (loss) from discontinued operations increased by $7 million for the nine months ended September 30, 2013 compared with 2012.  The increase was primarily related to an adjustment to the estimated liability for indemnifications related to the 2009 termination of the WKE lease recorded in 2012.

LG&E:  Earnings and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$49	$43	$122	$94

The increases in earnings for both periods were primarily due to higher electricity and gas base rates that went into effect January 1, 2013, returns from additional environmental capital investments and higher fuel recovery.  The increase for the three-month period was partially offset by lower sales volumes.  The increase for the nine-month period was partially offset by higher income taxes.

The table below quantifies the changes in the components of Net Income between these periods, which reflect reclassifications for items included in Margins.

	Three Months	Nine Months

Margins	$12	$43
Other operation and maintenance	(6)	(3)
Depreciation		3
Taxes, other than income		(1)
Other Income (Expense) - net	2
Interest Expense		1
Income Taxes	(2)	(15)
Total	$6	$28

Statement of Income Analysis --

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Income Statement Analysis - Margins" for information on why management believes this measure is useful and explanations of the underlying drivers of the changes between periods.  Within PPL's discussion, LG&E's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended September 30.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$343		$343	$333		$333
Operating Expenses
Fuel	100		100	100		100
Energy purchases	20		20	21		21
Other operation and maintenance	13	$80	93	13	$74	87
Depreciation		37	37	1	37	38
Taxes, other than income		6	6		6	6
Total Operating Expenses	133	123	256	135	117	252
Total	$210	$(123)	$87	$198	$(117)	$81

	2013 Nine Months			2012 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,049		$1,049	$990		$990
Operating Expenses
Fuel	284		284	281		281
Energy purchases	135		135	119		119
Other operation and maintenance	34	$244	278	36	$241	277
Depreciation	1	109	110	2	112	114
Taxes, other than income		18	18		17	17
Total Operating Expenses	454	371	825	438	370	808
Total	$595	$(371)	$224	$552	$(370)	$182

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Coal plant outages (a)	$1	$(6)
Administrative and general (b)	1	6
Distribution maintenance	2	2
Other	2	(1)
Total	$6	$1

(a)	Increase (decrease) is due to the timing and scope of scheduled outages.

(b)	Increase for the nine-month period is primarily due to an increase in outside services of $5 million.

Depreciation

The increase (decrease) in depreciation for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Lower depreciation rates effective January 1, 2013	$(2)	$(6)
Additions to PP&E	1	2
Total	$(1)	$(4)

Income Taxes

Income taxes increased by $15 million for the nine months ended September 30, 2013 compared with 2012 primarily due to the change in pre-tax income at current period tax rates.

See Note 5 to the Financial Statements for additional information on income taxes.

KU:  Earnings and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$63	$50	$171	$118

Excluding special items, the increases in earnings for both periods were primarily due to higher electricity base rates that went into effect January 1, 2013, returns from additional environmental capital investments and higher fuel recovery, partially offset by higher depreciation (due to environmental costs related to the 2005 and 2006 ECR plans now being included in base rates and excluded from Margins) and higher income taxes.  The increase for the three-month period was partially offset by lower sales volumes.

The table below quantifies the changes in the components of Net Income between these periods, which reflect reclassifications for items included in Margins and an item that management considers special.

	Three Months	Nine Months

Margins	$31	$108
Other operation and maintenance	(1)	(1)
Depreciation	(8)	(27)
Taxes, other than income	(1)	(1)
Other Income (Expense) - net	(3)	3
Interest Expense	1	1
Income Taxes	(6)	(31)
Special item - EEI adjustments, after-tax		1
Total	$13	$53

Statement of Income Analysis --

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Income Statement Analysis - Margins" for information on why management believes this measure is useful and explanations of the underlying drivers of the changes between periods.  Within PPL's discussion, KU's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended September 30.

	2013 Three Months			2012 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$414		$414	$411		$411
Operating Expenses
Fuel	137		137	149		149
Energy purchases	16		16	18		18
Other operation and maintenance	13	$78	91	16	$77	93
Depreciation	1	45	46	12	37	49
Taxes, other than income		6	6		5	5
Total Operating Expenses	167	129	296	195	119	314
Total	$247	$(129)	$118	$216	$(119)	$97

	2013 Nine Months			2012 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,229		$1,229	$1,165		$1,165
Operating Expenses
Fuel	400		400	396		396
Energy purchases	63		63	76		76
Other operation and maintenance	40	$246	286	41	$245	286
Depreciation	2	136	138	36	109	145
Taxes, other than income		18	18		17	17
Total Operating Expenses	505	400	905	549	371	920
Total	$724	$(400)	$324	$616	$(371)	$245

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Coal plant outages (a)	$(2)		$(12)
Administrative and general (b)	2		6
Coal plant operations			4
Adjustments to regulatory assets and liabilities			4
Other	(2)		(2)
Total	$(2)	$

(a)	Decrease is due to the timing and scope of scheduled outages.
(b)	Increase for the nine-month period is primarily due to an increase in outside services of $5 million.

Depreciation

The increase (decrease) in depreciation for the periods ended September 30, 2013 compared with 2012 was due to:

	Three Months	Nine Months

Lower depreciation rates effective January 1, 2013	$(4)	$(10)
Additions to PP&E	1	4
Other		(1)
Total	$(3)	$(7)

Other Income (Expense) - net

Other income (expense) - net increased by $4 million for the nine months ended September 30, 2013 compared with 2012 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Income Taxes

Income taxes increased by $6 million and $31 million for the three and nine months ended September 30, 2013 compared with 2012 primarily due to the change in pre-tax income at current period tax rates.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Financial Condition and the remainder of this Item 2 are presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:
		PPL
	PPL	Energy Supply	PPL Electric	LKE	LG&E	KU
September 30, 2013
Cash and cash equivalents	$1,291	$551	$225	$21	$12	$9
Short-term debt	499			212	72	140
Notes payable with affiliates				52

December 31, 2012
Cash and cash equivalents	$901	$413	$140	$43	$22	$21
Short-term debt	652	356		125	55	70
Notes payable with affiliates				25

At September 30, 2013, PPL's cash and cash equivalents included $231 million denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. income taxes, net of allowable foreign income tax credits.  Historically, dividends paid by foreign subsidiaries have been distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2012 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the nine-month periods ended September 30, and the changes between periods were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU
2013
Operating activities	$2,223	$583	$327	$713	$352	$419
Investing activities	(2,788)	(351)	(697)	(879)	(366)	(510)
Financing activities	966	(94)	455	144	4	79

2012
Operating activities	$2,094	$674	$261	$646	$267	$410
Investing activities	(2,116)	(308)	(614)	(519)	(196)	(331)
Financing activities	(240)	(313)	64	(96)	(48)	(68)

Change - Cash Provided (Used)
Operating activities	$129	$(91)	$66	$67	$85	$9
Investing activities	(672)	(43)	(83)	(360)	(170)	(179)
Financing activities	1,206	219	391	240	52	147

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2013 compared with 2012 were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Net income	$58	$(210)	$61	$80	$28	$53
Non-cash components	244	169	42	15	(1)	(9)
Net income, adjusted for non-cash
components	302	(41)	103	95	27	44
Working capital	(284)	42	(45)	(21)	24	(26)
Defined benefit funding	21	(37)	(34)	(93)	(19)	(42)
Other operating activities	90	(55)	42	86	53	33
Total	$129	$(91)	$66	$67	$85	$9

For PPL, non-cash components of net income primarily consisted of $105 million related to non-cash hedging activities, $46 million related to increased depreciation and $45 million related to 2013 charges to adjust WPD's line loss accrual.  The decrease in cash from changes in components of working capital was primarily due to increases in accounts receivable (primarily due to extended payment terms at LG&E and KU and base rate increases effective in 2013 at PPL Electric, LG&E and KU), returns of counterparty collateral and changes to certain tax-related accounts.  The increase in cash from other operating activities was primarily due to $98 million in proceeds from the settlement of forward-starting interest rate swaps.

For PPL Energy Supply, non-cash components of net income primarily consisted of $135 million related to non-cash hedging activities and $31 million related to increased depreciation.  The increase in cash from changes in components of working capital was primarily due to decreases in accounts receivable (primarily affiliate receivables), and lower unbilled revenue (primarily due to decreases in power swap sales), partially offset by returns of counterparty collateral.  The decrease in cash from other operating activities was partially due to changes to certain tax-related accounts.

For PPL Electric, non-cash components of net income primarily consisted of $31 million related to an increase in deferred tax expense and $13 million related to increased depreciation.  The decrease in cash from changes in components of working capital was primarily due to increases in accounts receivable (primarily due to the base rate increase effective January 1, 2013, partially offset by a decrease in affiliate receivables).  The increase in cash from other operating activities was partially due to changes to certain tax-related accounts.

LKE's decrease in working capital was driven primarily by increases in accounts receivable and unbilled revenues due to extended payment terms and higher rates, offset by an increase in accounts payable due to timing of fuel purchase commitments and payments.  The increase in cash from LKE's other operating activities was driven primarily by $98 million in proceeds from the settlement of interest rate swaps.

LG&E's increase in working capital was driven primarily by lower fuel inventory purchases in 2013 and an increase in accounts payable due to timing of fuel purchase commitments and payments, offset by increases in accounts receivable and unbilled revenues due to extended payment terms and higher rates.  The increase in cash from LG&E's other operating activities was driven primarily by $49 million in proceeds from the settlement of interest rate swaps.

KU's decrease in working capital was driven primarily by higher fuel inventory purchases in 2013 and increases in accounts receivable and unbilled revenues due to extended payment terms and higher rates, offset by an increase in accounts payable due to timing of fuel purchase commitments and payments.  The increase in cash from KU's other operating activities was driven primarily by $49 million in proceeds from the settlement of interest rate swaps.

Investing Activities

The primary use of cash within investing activities is expenditures for PP&E.  The change in these expenditures for the nine months ended September 30, 2013 compared with 2012 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

(Increase) Decrease	$(690)	$119	$(281)	$(366)	$(183)	$(181)

The increase in expenditures for PP&E was primarily due to projects to enhance system reliability at WPD and PPL Electric, the Susquehanna-Roseland transmission project at PPL Electric, environmental projects at LG&E's Mill Creek and KU's Ghent plants and construction of Cane Run Unit 7 for LG&E and KU.

Expenditures for PP&E decreased at PPL Energy Supply primarily related to the Rainbow hydroelectric redevelopment and Holtwood expansion projects and timing of nuclear fuel purchases.

For PPL Energy Supply and PPL Electric, the change in cash provided by (used in) investing activities was also impacted primarily by the change in notes receivable from affiliates of ($198) million and $210 million.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2013 compared with 2012 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Debt issuances/retirements, net	$(166)	$(303)	$99
Stock issuances/redemptions, net	1,531		250
Dividends	(22)		(19)		$(20)	$(15)
Capital contributions/distributions, net		833	55	$125	54	92
Change in short-term debt, net	(97)	(311)		87	17	70
Other financing activities	(40)		6	28	1
Total	$1,206	$219	$391	$240	$52	$147

See Note 7 to the Financial Statements in this Form 10-Q for information on 2013 short and long-term debt activity, equity transactions and dividends.  See the Registrant's 2012 Form 10-K for information on 2012 activity.

Credit Facilities

The Registrants maintain credit facilities to provide liquidity and to backstop commercial paper issuances.  The total committed borrowing capacity and the use of the borrowings under these facilities at September 30, 2013 was as follows.

External (All Registrants)

			Letters of
			Credit Issued
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Backup	Capacity

PPL Energy Supply Credit Facilities (a)	$3,150		$170	$2,980
PPL Electric Credit Facilities (a)	300		1	299

LG&E Syndicated Credit Facility (a)	500		72	428
KU Credit Facilities (a)	598		338	260
Total LKE (a) (b)	1,098		410	688
Total PPL Domestic Credit Facilities (a)	$4,548		$581	$3,967

Total WPD Credit Facilities (c)	£1,055	£184		£871

(a)
The commitments under credit facilities are provided by a diverse bank group with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity:  8% for PPL's domestic credit facilities, 9% for PPL Energy Supply, 5% for PPL Electric, 13% for LKE, 6% for LG&E and 22% for KU.

(b)	In October 2013, LKE entered into a $75 million syndicated credit facility that expires in October 2018.
(c)
At September 30, 2013, the USD equivalent of unused capacity under WPD's committed credit facilities was $1.3 billion.  The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

In September 2013, PPL Electric terminated its asset-backed commercial paper program sponsored by a financial institution.  See Note 7 in PPL's and PPL Electric's 2012 Form 10-K for more information regarding the asset-backed commercial paper program.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (All Registrants except PPL)

	Committed		Unused
	Capacity	Borrowed	Capacity

PPL Energy Supply Credit Facility	$200		$200
PPL Electric Credit Facility	100		100
LKE Credit Facility (a)	300	$52	248
LG&E Money Pool (b)	500		500
KU Money Pool (b)	500		500

(a)	In October 2013, LKE reduced the size of the intercompany credit facility by $75 million.
(b)
LG&E and KU participate in an intercompany money pool agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL Energy Supply, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund their short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by the respective Registrant's Syndicated Credit Facility.

When outstanding, the amounts are reflected in "Short-term debt" on the Balance Sheets.  The following amounts were outstanding at:

	September 30, 2013			December 31, 2012
		Commercial		Commercial
		Paper	Unused	Paper
	Capacity	Issuances	Capacity	Issuances

PPL Energy Supply	$750		$750	$356
PPL Electric	300		300

LG&E (a)	350	$72	278	55
KU (a)	350	140	210	70
Total LKE	700	212	488	125
Total PPL	$1,750	$212	$1,538	$481

(a)	In April 2013, the capacity was increased from $250 million.

Long-term Debt and Equity Securities

(PPL and Kentucky Registrants)

During 2012, LG&E and KU received KPSC and other state approvals to issue up to $350 million for LG&E and $300 million for KU of first mortgage bond indebtedness in 2013.  The proceeds will be used to fund capital expenditures and for other general corporate purposes.

(PPL, PPL Energy Supply and PPL Electric)

The long-term debt and equity securities activity through September 30, 2013 was:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances (b)
Cash Flow Impact:
PPL	$862	$(309)	$1,335
PPL Energy Supply		(309)
PPL Electric	348

Non-cash Transactions:
PPL (c)	$1,317

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)
Net stock issuances include activity related to various stock and incentive compensation plans and other equity transactions.  See Overview - "Financial and Operational Developments" for information regarding equity forward agreements and the 2010 Equity Units.  PPL has no plans to issue new shares of common stock for the remainder of 2013.  The activity is net of the 2013 repurchase of PPL common stock.

(c)
The debt issuances primarily include $1.150 billion relating to the remarketing of Junior Subordinated Notes that were issued as a component of PPL's 2010 Equity Units and simultaneously exchanged into Senior Notes.

See Note 7 to the Financial Statements for further discussion of Long-term Debt and Equity Securities.

Common Stock Dividends (PPL)

In August 2013, PPL declared its quarterly common stock dividend, payable October 1, 2013, at 36.75 cents per share (equivalent to $1.47 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

(All Registrants)

Fitch, Moody's and S&P periodically review the credit ratings on the debt securities of the Registrants and their subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of the Registrants and their subsidiaries are based on information provided by the Registrants and other sources.  The ratings of Fitch, Moody's and S&P are not a recommendation to buy, sell or hold any securities of the Registrants or their subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.

A downgrade in the Registrants' or their subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  The Registrants and their subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

The rating agencies took the following actions related to the Registrants and their subsidiaries during 2013:

(PPL)

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

In September 2013, Fitch affirmed the BBB-, issuer default rating, BBB, senior unsecured rating and stable outlook at PPL WW.

In September 2013, Fitch affirmed the BBB+, issuer default rating, A-, senior unsecured rating, F2 short-term issuer default rating and stable outlook at WPD (South Wales) WPD (South West).

In September 2013, Moody's and S&P assigned ratings of Baa1 and BBB to WPD (East Midlands') £65 million 1.676% Index-Linked Senior Notes due 2052.

In October 2013, Moody's and S&P assigned ratings of Baa1 and BBB to WPD (West Midlands') £400 million 3.875% Senior Notes due 2024.

(PPL and PPL Energy Supply)

In February 2013, Moody's upgraded its rating, from B2 to Ba1, and revised the outlook from under review to stable for PPL Ironwood.

In April 2013, Fitch affirmed the BBB- rating and stable outlook on PPL Montana's pass-through trust certificates due 2020.

In July 2013, Moody's withdrew its rating and outlook for PPL Ironwood.

In July 2013, S&P lowered its rating, from BBB- to BB+ and retained the negative outlook for PPL Montana's pass-through trust certificates due 2020.

In August 2013, Moody's affirmed the Baa3 rating and revised the outlook from stable to negative for PPL Montana's pass through trust certificates due 2020.

In September 2013, S&P affirmed the BB+ rating and revised the outlook from negative to stable for PPL Montana's pass through trust certificates due 2020.

(PPL and PPL Electric)

In July 2013, Fitch, Moody's and S&P assigned ratings of A-, A3 and A- to PPL Electric's $350 million 4.75% First Mortgage Bonds due 2043.  Fitch also assigned a stable outlook to these notes and S&P assigned a recovery rating of 1+.

(PPL, LKE and KU)

In July 2013, S&P confirmed the AA+ ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds and KU's 2004 Series A, 2006 Series B and 2008 Series A Environmental Facilities Revenue Bonds.  S&P also confirmed the A-1+ short term rating on these Bonds.

Ratings Triggers

(All Registrants except PPL Electric)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements (for PPL and PPL Energy Supply) and interest rate and foreign currency (for PPL) instruments, contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, PPL Energy Supply's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2013.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2012 Form 10-K.

Risk Management

Market Risk

(All Registrants)

See Notes 13 and 14 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

(PPL and PPL Energy Supply)

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

The following table sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2013	2012	2013	2012

Fair value of contracts outstanding at the beginning of the period	$285	$961	$473	$1,082
Contracts realized or otherwise settled during the period	(95)	(224)	(332)	(764)
Fair value of new contracts entered into during the period (a)	2	(11)	48	1
Other changes in fair value	25	(101)	28	306
Fair value of contracts outstanding at the end of the period	$217	$625	$217	$625

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at September 30, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$166	$11	$(2)	$5	$180
Prices based on significant unobservable inputs (Level 3)	12	21	4		37
Fair value of contracts outstanding at the end of the period	$178	$32	$2	$5	$217

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

(PPL and Kentucky Registrants)

LG&E's and KU's rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LG&E and KU sell excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional disclosures.

(PPL and PPL Energy Supply)

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2020.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended September 30.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months		Nine Months
	2013	2012	2013	2012

Fair value of contracts outstanding at the beginning of the period	$18	$17	$29	$(4)
Contracts realized or otherwise settled during the period	(3)	17	(5)	16
Fair value of new contracts entered into during the period (a)	12	13	(4)	18
Other changes in fair value	1	(15)	8	2
Fair value of contracts outstanding at the end of the period	$28	$32	$28	$32

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2013, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments (Level 1)	$3				$3
Prices based on significant observable inputs (Level 2)	5	$8	$2		15
Prices based on significant unobservable inputs (Level 3)	2	4	1	$3	10
Fair value of contracts outstanding at the end of the period	$10	$12	$3	$3	$28

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the nine months ended September 30, 2013 was as follows.

		Non-Trading
	Trading VaR	VaR
95% Confidence Level, Five-Day Holding Period
Period End	$6	$6
Average for the Period	4	8
High	7	10
Low	2	5

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2013.

Interest Rate Risk (All Registrants)

The Registrants and their subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  The Registrants and their subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of their debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in the absolute level of interest rates.

The following interest rate hedges were outstanding at September 30, 2013.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$2,264	$68	$(92)	2044
Cross-currency swaps (d)	1,262	26	(171)	2028
Economic activity
Interest rate swaps (e)	179	(41)	(3)	2033
LKE
Cash flow hedges
Interest rate swaps (c)	500	(14)	(36)	2043
Economic activity
Interest rate swaps (e)	179	(41)	(3)	2033
LG&E
Cash flow hedges
Interest rate swaps (c)	250	(7)	(18)	2043
Economic activity
Interest rate swaps (e)	179	(41)	(3)	2033
KU
Cash flow hedges
Interest rate swaps (c)	250	(7)	(18)	2043

(a)	Includes accrued interest, if applicable.
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

(d)
Cross-currency swaps are utilized to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.  Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.

(e)
Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios.  The estimated impact of a 10% adverse movement in interest rates at September 30, 2013 is shown below.

		PPL Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Increase to interest expense of 10%	Not	Not	Not	Not	Not	Not
increase in interest rates	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value of 10% decrease
in interest rates	$682	$50	$120	$111	$26	$67

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

The following foreign currency hedges were outstanding at September 30, 2013.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£320	$(11)	$(51)	2015
Economic activity (c)	1,350	(55)	(208)	2015

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding exclude the amount of intercompany loans classified as net investment hedges.  See Note 14 to the Financial Statements for additional information.

(c)	To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.

NDT Funds - Securities Price Risk (PPL and PPL Energy Supply)

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At September 30, 2013, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At September 30, 2013, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $60 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's  2012 Form 10-K and "Risk Management" in PPL Electric's 2012 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in this exchange rate resulted in a foreign currency translation loss of $159 million for the nine months ended September 30, 2013, which primarily reflected a $454 million reduction to PP&E and goodwill offset by a reduction of $295 million to net liabilities.  Changes in this exchange rate resulted in a foreign currency translation gain of $53 million for the nine months ended September 30, 2012, which primarily reflected a $123 million increase to PP&E and goodwill offset by an increase of $70 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions (All Registrants)

The Registrants are not aware of any material ownership interests or operating responsibility by senior management of the Registrants in outside partnerships, including leasing transactions with variable interest entities or other entities doing business with the Registrants.

See Note 11 to the Financial Statements for additional information on related party transactions for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

Acquisitions, Development and Divestitures (All Registrants)

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

Environmental Matters

(All Registrants)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed by the relevant agencies.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs for their products or their demand for the Registrants' services.

The following is a discussion of the more significant environmental matters.  See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in the Registrants' 2012 Form 10-K for additional information on environmental matters.

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

The EPA's re-proposal for new power plants was released on September 20, 2013.  The EPA's dependence on carbon capture and sequestration, a technology which is not presently commercially viable, effectively precludes the construction of new coal plants.  The proposal is further problematic as the proposed standards for new gas plants may not be achievable at all times.  PPL will comment on the rule to this effect.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

Additionally, the Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect PPL, PPL Electric, LKE, LG&E and KU and others in the industry as transmission system modifications to improve the ability to withstand major storms may be needed in order to meet those requirements.

Climate Change
Physical effects associated with possible climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage, as applicable, to the Registrants' generation assets, electricity transmission and distribution systems, as well as impacts on the Registrants' customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL, PPL Energy Supply, LKE, LG&E and KU have hydroelectric generating facilities or where river water is used to cool their fossil and nuclear (as applicable) powered generators.  The Registrants cannot currently predict whether their businesses will experience these potential climate change-related risks or estimate the potential cost of their related consequences.

(All Registrants except PPL Electric)

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under existing solid waste regulations.  A final rulemaking is currently expected by the end of 2014, as a result of litigation by environmental groups.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial and operational impact is expected to be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous, in accordance with the proposed rule.

In July 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from issuing final CCR regulations and would set non-hazardous CCR standards under RCRA and authorize state permit programs.  It remains uncertain whether similar legislation will likely be passed by the U.S. Senate.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU worked with industry groups to comment on the proposed regulation on September 20, 2013.  The final regulation is expected in May 2014.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  A final rule is expected to be issued in November 2013.  The proposed regulation would apply to nearly all PPL-owned steam electric generation plants in Pennsylvania, Kentucky, and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

MATS
The EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls at PPL Energy Supply and approved ECR plans to install additional controls at some of LG&E's and KU's Kentucky plants.  Additionally, PPL Energy Supply is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.  Also, PPL has received approval for two compliance extensions in Kentucky, and has requested an extension for one of its plants in Pennsylvania.  Other extension requests are under consideration.

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

The anticipated retirements of certain coal-fired electricity generating units are in response to this and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the D.C. Circuit Court vacated and remanded CSAPR back to the EPA for further rulemaking, again leaving CAIR in place in the interim, and in June 2013 the U.S. Supreme Court granted the EPA's petition for review of the D.C. Circuit Court's decision.  Oral argument before the U.S. Supreme Court has been scheduled for December 2013.  Prior to a revised rule from the EPA, coal-fired generating plants could face tighter nitrous oxide emission limitations through state action.

The PPL, PPL Energy Supply, LKE, LG&E and KU plants in Pennsylvania and Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The D.C. Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions due to regional haze implementation (it was previously determined that CSAPR or CAIR participation satisfies regional haze requirements), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade, including the application of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  For the eastern U.S., the EPA had determined that region-wide reductions under the CAIR or CSAPR trading program could be utilized by state programs to satisfy BART requirements.  However, the August 2012 decision by the D.C. Circuit Court to vacate and remand CSAPR exposes power plants located in the eastern U.S., including PPL Energy Supply's plants in Pennsylvania and PPL's plants in Kentucky, to reductions in sulfur dioxide and nitrogen oxides as required by BART.

The EPA signed its final Federal Implementation Plan of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for PPL Energy Supply's Corette plant (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  PPL is participating in litigation regarding this matter before the U.S. Court of Appeals for the Ninth Circuit.

National Ambient Air Quality Standards (Kentucky Registrants)
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

New Accounting Guidance (All Registrants)

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following table summarizes the accounting policies by Registrant that are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in each Registrant's 2012 Form 10-K for a discussion of each critical accounting policy.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU

Defined Benefits	X	X	X	X	X	X
Loss Accruals	X	X	X	X	X	X
Income Taxes	X	X	X	X	X	X
Asset Impairments (Excluding Investments)	X	X		X	X	X
AROs	X	X		X	X	X
Price Risk Management	X	X
Regulatory Assets and Liabilities	X		X	X	X	X
Revenue Recognition - unbilled revenue			X	X	X	X

PPL Corporation
PPL Energy Supply, LLC
PPL Electric Utilities Corporation
LG&E and KU Energy LLC
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2013, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)           Change in internal controls over financial reporting.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company, and Kentucky Utilities Company

As reported in the June 30, 2013 Form 10-Q, the principal executive officers and principal financial officers of the Registrants concluded that the implementation of a financial consolidation and reporting system for PPL and its primary U.S. subsidiaries resulted in a material change to the Registrants' internal control over financial reporting.  The new system enhances the consolidation of subsidiary accounts, provides reporting tools for analysis and automates certain aspects of financial statement preparation for each of the Registrants.  Processes and controls over the consolidation and reporting processes that were previously considered to be effective were replaced with new or modified controls that were also determined to be effective.

The new consolidation and reporting system was subject to extensive testing and data reconciliation during implementation.  Post-implementation reviews have been and will continue to be conducted to enable us to determine the effectiveness of the internal controls relating to the system implementation processes and to key business processes.
The Registrants' principal executive officers and principal financial officers have concluded that there were no other changes in the Registrants' internal control over financial reporting during the Registrants' third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrants' internal control over financial reporting.

PPL Corporation

As reported in the June 30, 2013 Form 10-Q, PPL's principal executive officer and principal financial officer concluded that the implementation of a new general ledger system and a financial reporting system at WPD resulted in a material change to its internal control over financial reporting.  The general ledger system that was implemented at WPD replaced the existing mainframe system and resulted in more automation and enhanced controls over general ledger processing and consolidation.  The reporting system that was implemented at WPD improves and automates controls over data transfer included in PPL's consolidation process and improves controls over GAAP and foreign currency adjustments.  In each of the WPD system implementations, controls that were previously determined to be effective were replaced with new or modified controls that were also determined to be effective.

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

The Registrant's principal executive officer and principal financial officer have concluded that there were no other changes in the Registrant's internal control over financial reporting during the Registrant's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2012 Form 10-K; and
•	Notes 5, 6 and 10 to the Financial Statements.

Item 1A.  Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities during the Third Quarter of 2013:

	(a)	(b)	(c)	(d)

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
	Total Number of	Average Price	Purchased as Part of	Yet Be Purchased
	Shares (or Units)	Paid per Share	Publicly Announced	Under the Plans
Period	Purchased (1)	(or Unit)	Plans of Programs	or Programs
July 1 to July 31, 2013
August 1 to August 31, 2013	750,000	$30.81
September 1 to September 30, 2013	750,000	$31.00
Total	1,500,000	$30.91

(1)	Represents shares of common stock repurchased in the open market to offset a portion of shares issued under stock based compensation plans.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

PPL Electric Utilities Corporation

Effective October 31, 2013, PPL Electric amended and restated its Articles of Incorporation and Bylaws, copies of which are filed as exhibits 3(a) and 3(b), respectively, to this report.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

1(a)	-	Final Terms of the WPD West Midlands £400 million 3.875% Senior Unsecured Notes due October 17, 2024 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)
1(b)	-	Final Terms of WPD East Midlands £40 million 1.676% Notes due 2052 (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)
1(c)	-	Final Terms of WPD East Midlands £25 million 1.676% Notes due 2052 (Exhibit 1.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)
2(a)	-
Purchase and Sale Agreement by and between PPL Montana, LLC and NorthWestern Corporation, dated as of September 26, 2013 (Exhibit 2.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(b)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL3 LLC and Montana OP3 LLC, dated as of September 26, 2013 (Exhibit 2.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(c)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL4 LLC and Montana OP4 LLC, dated as of September 26, 2013 (Exhibit 2.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(d)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL1 LLC and Montana OP1 LLC, dated as of September 26, 2013 (Exhibit 2.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

2(e)	-
Lease Termination Agreement by and between PPL Montana, LLC, Montana OL1 LLC and Montana OP1 LLC, dated as of September 26, 2013 (Exhibit 2.5 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 27, 2013)

*3(a)	-	Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013
*3(b)	-	Amended and Restated Bylaws of PPL Electric Utilities Corporation, effective as of October 31, 2013
*4(a)	-	Amendment No. 10 to Employee Stock Ownership Plan, dated September 16, 2013
4(b)	-
Amended and Restated Trust Deed, dated September 10, 2013, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (South West) plc and Western Power Distribution (South Wales) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2013, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2013, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: November 1, 2013	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: November 1, 2013	/s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr.
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: November 1, 2013	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)