Form 10-K
period 2013-12-31
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ENERGY SUPPLY LLC; PPL ELECTRIC UTILITIES CORP
filed 2014-02-24
CIK 922224, 55387, 60549, 1518339, 1161976, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, Kentucky 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

2011 Corporate Units of PPL Corporation	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067 2013 Series B due 2073	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

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

PPL Corporation	[ X ]
PPL Energy Supply, LLC	[ X ]
PPL Electric Utilities Corporation	[ X ]
LG&E and KU Energy LLC	[ X ]
Louisville Gas and Electric Company	[ X ]
Kentucky Utilities Company	[ X ]

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

As of June 28, 2013, PPL Corporation had 591,622,064 shares of its $.01 par value Common Stock outstanding.  The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $17,902,483,657.  As of January 31, 2014, PPL Corporation had 630,716,792 shares of its $.01 par value Common Stock outstanding.

As of January 31, 2014, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

As of January 31, 2014, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2014, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2014 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.  Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

This combined Form 10-K is separately filed by the following Registrants in their individual capacity:  PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf and no Registrant makes any representation as to information relating to any other Registrant, except that information under "Forward-Looking Information" relating to subsidiaries of PPL Corporation is also attributed to PPL Corporation and information relating to the subsidiaries of LG&E and KU Energy LLC is also attributed to LG&E and KU Energy LLC.

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

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its subsidiaries

Central Networks - collectively Central Networks East plc, Central Networks Limited and certain other related assets and liabilities.  On April 1, 2011, PPL WEM Holdings plc purchased all of the outstanding ordinary share capital of these companies from E.ON AG subsidiaries.  Central Networks West plc (subsequently renamed Western Power Distribution (West Midlands) plc), wholly owned by Central Networks Limited (subsequently renamed WPD Midlands Holdings Limited), and Central Networks East plc (subsequently renamed Western Power Distribution (East Midlands) plc) are British regional electricity distribution utility companies.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Capital Funding - PPL Capital Funding, Inc., a financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries.  Debt issued by PPL Capital Funding is guaranteed as to payment by PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electricity supply to its retail customers as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Energy Supply, PPL Global and other subsidiaries.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus and other subsidiaries.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily through its subsidiaries, owns and operates WPD, PPL's regulated electricity distribution businesses in the U.K.  In January 2011, PPL Energy Supply, PPL Global's former parent, distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to its parent, PPL Energy Funding.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation that owns hydroelectric generating operations in Pennsylvania.

PPL Ironwood - PPL Ironwood LLC, an indirect subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation that generates electricity for wholesale sales in Montana and the Pacific Northwest.

i

PPL Montour - PPL Montour, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides services to PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, a subsidiary of PPL Generation that owns a nuclear-powered generating station.

PPL WEM - PPL WEM Holdings Limited (formerly PPL WEM Holdings plc), an indirect U.K. subsidiary of PPL Global.  PPL WEM indirectly owns both WPD (East Midlands) and WPD (West Midlands).

PPL WW - PPL WW Holdings Limited, an indirect U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly owns WPD (South Wales) and WPD (South West).

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

Subsidiary Registrant(s) - Registrants that are direct or indirect wholly owned subsidiaries of PPL:  PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

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

Other terms and abbreviations

£ - British pound sterling.

1945 First Mortgage Bond - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

2001 Mortgage Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as trustee, as supplemented.

2010 Equity Unit(s) - a PPL equity unit, issued in June 2010, consisting of a 2010 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018.

2010 Purchases Contract(s) - a contract that is a component of a 2010 Equity Unit requiring holders to purchase shares of PPL common stock on or prior to July 1, 2013.

2011 Bridge Facility - the £3.6 billion Senior Bridge Term Loan Credit Agreement between PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, and lenders party thereto, used to fund the April 1, 2011 acquisition of Central Networks, as amended by Amendment No. 1 thereto dated April 15, 2011.

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

Act 129 - Act 129 of 2008 that became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and changes to the AEPS.

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

BREC - Big Rivers Electric Corporation, a power-generating rural electric cooperative in western Kentucky.

Cane Run Unit 7 - a natural gas combined-cycle unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 640 MW (141 MW and 499 MW to LG&E and KU) in 2015.

CAIR - the EPA's Clean Air Interstate Rule.

CCR - Coal Combustion Residuals.  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

CPCN - Certificate of Public Convenience and Necessity.  Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for furnishing of utility service to the public.

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

DNO - Distribution Network Operator.

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy, a U.S. government agency.

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2010.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - the Distribution System Improvement Charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

DSM - Demand Side Management.  Pursuant to Kentucky Revised Statute 278.285, the KPSC may determine the reasonableness of DSM plans proposed by any utility under its jurisdiction.  Proposed DSM mechanisms may seek full recovery of costs and revenues lost by implementing DSM programs and/or incentives designed to provide financial rewards to the utility for implementing cost-effective DSM programs.  The cost of such programs shall be assigned only to the class or classes of customers which benefit from the programs.

DUoS - Distribution Use of System.  This forms the majority of WPD's revenues and is the charge to electricity suppliers who are WPD's customers and use WPD's network to distribute electricity.

EBPB - Employee Benefit Plan Board. The administrator of PPL's U.S. qualified retirement plans, which is charged with the fiduciary responsibility to oversee and manage those plans and the investments associated with those plans.

Economic Stimulus Package - The American Recovery and Reinvestment Act of 2009, generally referred to as the federal economic stimulus package, which was signed into law in February 2009.

ECR - Environmental Cost Recovery.  Pursuant to Kentucky Revised Statute 278.183, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements that apply to coal combustion wastes and by-products from the production of energy from coal.

EEI - Electric Energy, Inc., owns and operates a coal-fired plant and a natural gas facility in southern Illinois.  KU's 20% ownership interest in EEI is accounted for as an equity method investment.

E.ON AG - a German corporation and the parent of E.ON UK plc, the former parent of Central Networks, and the indirect parent of E.ON US Investments Corp., the former parent of LKE.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Units - refers collectively to the 2011 and 2010 Equity Units.

ESOP - Employee Stock Ownership Plan.

EWG - exempt wholesale generator.

E.W. Brown - a generating station in Kentucky with capacity of 1,594 MW.

FERC - Federal Energy Regulatory Commission, the U.S. federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTR(s) - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

Fundamental Change - as it relates to the terms of the 2011 and 2010 Equity Units, will be deemed to have occurred if any of the following occurs with respect to PPL, subject to certain exceptions:  (i) a change of control; (ii) a consolidation with or merger into any other entity; (iii) the common stock ceases to be listed or quoted; or (iv) a liquidation, dissolution or termination.

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker.  The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements. Rate recovery became effective January 1, 2013.

Green River Unit 5 - a natural gas combined-cycle unit proposed to be built in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 700MW (280 MW and 420 MW to LG&E and KU) in 2018.

GWh - gigawatt-hour, one million kilowatt-hours.

HMRC - Her Majesty's Revenue & Customs.  The tax authority in the U.K., formerly known as Inland Revenue.

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt.  The method is applied as follows: Interest charges (after-tax) applicable to the convertible debt are added back to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares.  Both adjustments are made only for purposes of calculating diluted EPS.  This method was applied in 2013 to PPL's Equity Units prior to settlement.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

Ironwood Acquisition - In April 2012, PPL Ironwood Holdings, LLC, an indirect, wholly owned subsidiary of PPL Energy Supply, completed the acquisition from a subsidiary of The AES Corporation of all of the equity interests of AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which together own and operate, a natural gas combined-cycle unit in Lebanon, Pennsylvania.

Ironwood Facility - a natural gas combined-cycle unit in Lebanon, Pennsylvania with a summer rating of 662 MW.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

v

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

KU 2010 Mortgage Indenture - KU's Indenture, dated as of October 1, 2010, to The Bank of New York Mellon, as trustee, as supplemented.

kV - Kilovolt.

kVA - kilovolt ampere.

kWh - kilowatt-hour, basic unit of electrical energy.

LCIDA - Lehigh County Industrial Development Authority.

LG&E 2010 Mortgage Indenture - LG&E's indenture, dated as of October 1, 2010, to The Bank of New York Mellon, as trustee, as supplemented.

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

NGCC - Natural gas-fired combined-cycle turbine.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.  Derivatives that qualify for this exception may receive accrual accounting treatment.

NRC - Nuclear Regulatory Commission, the U.S. federal agency that regulates nuclear power facilities.

NUGs - non-utility generators, generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

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

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is accounted for as a cost-method investment.  OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined summer rating capacities of 2,120 MW.

PADEP - the Pennsylvania Department of Environmental Protection, a state government agency.

PEDFA - Pennsylvania Economic Development Financing Authority.

PJM - PJM Interconnection, L.L.C., operator of the electricity transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

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

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts, which are components of the 2010 and 2011 Equity Units.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

PURTA - The Pennsylvania Public Utility Realty Tax Act.

RAV - regulatory asset value.  This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base.  RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital.  RAV is indexed to Retail Price Index in order to allow for the effects of inflation.  Since the beginning of DPCR5 in April 2010, RAV additions have been based on a percentage of annual total expenditures.

RECs - renewable energy credits.

Regional Transmission Line Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies changes and additions to the grid necessary to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects assigned to them by the PJM Board.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RFC - ReliabilityFirst Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

RIIO-ED1 - RIIO represents "Revenues = Incentive + Innovation + Outputs - Electricity Distribution."  RIIO-ED1 refers to the initial eight-year rate review period applicable to WPD commencing April 1, 2015.

RMC - Risk Management Committee.

RTO - Regional Transmission Organization.

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

SIP - PPL Corporation's 2012 Stock Incentive Plan.

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

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

TC2 - Trimble County Unit 2, a coal-fired plant located in Kentucky with a net summer capacity of 732 MW.  LKE indirectly owns a 75% interest (consists of LG&E's 14.25% and KU's 60.75% interests) in TC2, or 549 MW of the capacity.

Tolling agreement - agreement whereby the owner of an electricity generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

Total shareowner return - change in market value of a share of the Company's common stock plus the value of all dividends paid on a share of the common stock during the applicable performance period, divided by the price of the common stock as of the beginning of the performance period.

TRA - Tennessee Regulatory Authority, the state agency that has jurisdiction over the regulation of rates and service of utilities in Tennessee.

Treasury Stock Method - A method applied to calculate diluted EPS that assumes any proceeds that could be obtained upon exercise of options and warrants (and their equivalents) would be used to purchase common stock at the average market price during the relevant period.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

VEBA - Voluntary Employee Benefit Association Trust, accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

VIE - variable interest entity.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

VWAP - as it relates to the 2011 and 2010 Equity Units issued by PPL, the per share volume-weighted-average price as displayed under the heading Bloomberg VWAP on Bloomberg page "PPL <EQUITY> AQR" (or its equivalent successor if such page is not available) in respect of the period from the scheduled open of trading on the relevant trading day until the scheduled close of trading on the relevant trading day (or if such volume-weighted-average price is unavailable, the market price of one share of PPL common stock on such trading day determined, using a volume-weighted-average method, by a nationally recognized independent investment banking firm retained for this purpose by PPL).

(THIS PAGE LEFT BLANK INTENTIONALLY.)

x

FORWARD-LOOKING INFORMATION

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

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

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business dispositions or acquisitions and our ability to successfully operate acquired businesses and realize expected benefits from business acquisitions.

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

PART I

ITEM 1. BUSINESS

General

(All Registrants)

PPL Corporation, headquartered in Allentown, Pennsylvania, is an energy and utility holding company that was incorporated in 1994.  Through subsidiaries, PPL delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee; delivers natural gas to customers in Kentucky; generates electricity from power plants in the northeastern, northwestern and southeastern U.S.; and markets wholesale or retail energy primarily in the northeastern and northwestern portions of the U.S.  Beginning in 2010, PPL has expanded the rate regulated portion of its business, principally through the 2010 acquisition of LKE and the 2011 acquisition of WPD Midlands, such that it projects nearly all of its 2014 earnings will come from rate-regulated businesses.  See "Acquisitions and Divestitures" below for more information on the acquisitions of regulated businesses.

PPL's principal subsidiaries at December 31, 2013 are shown below (* denotes a Registrant).

PPL Corporation*

PPL Capital Funding

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

In addition to PPL Corporation, the other Registrants included in this filing are:

PPL Energy Supply, LLC, headquartered in Allentown, Pennsylvania, is an indirect wholly owned subsidiary of PPL formed in 2000 and is an energy company that through its principal subsidiaries is primarily engaged in the competitive generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.  PPL Energy Supply's principal subsidiaries are PPL EnergyPlus, its marketing and trading subsidiary, and PPL Generation, the owner of its generating facilities in Pennsylvania and Montana.

PPL Electric Utilities Corporation, headquartered in Allentown, Pennsylvania, is a direct wholly owned subsidiary of PPL incorporated in Pennsylvania in 1920 and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania.

LG&E and KU Energy LLC, headquartered in Louisville, Kentucky, is a holding company and a wholly owned subsidiary of PPL since 2010.  LKE owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain their separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name. LKE, formed in 2003, is the successor to a Kentucky entity incorporated in 1989.

Louisville Gas and Electric Company, headquartered in Louisville, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky.  LG&E was incorporated in 1913. LG&E is a wholly owned subsidiary of LKE.

Kentucky Utilities Company, headquartered in Lexington, Kentucky, is a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee.  KU was incorporated in Kentucky in 1912 and in Virginia in 1991. KU serves its Virginia customers under the Old Dominion Power name while its Kentucky and Tennessee customers are served under the KU name. KU is a wholly owned subsidiary of LKE.

Acquisitions and Divestitures

(PPL, LKE, LG&E and KU)

In September, 2010, the KPSC approved a settlement agreement among PPL and all of the intervening parties to PPL's joint application to the KPSC for approval to acquire LKE. In October 2010, both the VSCC and the TRA also approved the transfer of control of LKE to PPL. The orders and the settlement agreement approved by the KPSC contained certain commitments by LG&E and KU with regard to operations, workforce, community involvement and other matters.

Also in October 2010, the FERC approved the application for the transfer of control of LG&E and KU to PPL. The approval included various conditional commitments, such as a continuation of certain existing undertakings with intervenors in prior cases, coordination with intervenors in certain pending matters and an exclusion of any transaction-related costs from wholesale energy and tariff customer rates to the extent that LG&E and KU have agreed to exclude such costs from retail customer rates.

On November 1, 2010, PPL acquired all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC.

(PPL)

In April 2011, PPL, through an indirect, wholly owned subsidiary, PPL WEM, acquired all the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  WPD Midlands operates two regulated distribution networks in the Midlands area of England and is included in the U.K. Regulated segment.  See Note 10 to the Financial Statements for additional information.

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its entire membership interest in PPL Global to its parent, PPL Energy Funding (the parent holding company of PPL Energy Supply and PPL Global with no other material operations), to better align PPL's organizational structure with the manner in which it manages these businesses and reports segment information in its consolidated financial statements.  The distribution separated the U.S.-based competitive energy marketing and supply business from the U.K.-based regulated electricity distribution business.  See Note 9 to the Financial Statements for additional information.

(PPL and PPL Energy Supply)

In September 2013, PPL Montana executed a definitive agreement to sell 633 MW of hydroelectric facilities to NorthWestern for $900 million in cash, subject to certain adjustments.  The sale, which is subject to certain regulatory approvals and not expected to close before the second half of 2014, includes 11 hydroelectric power facilities and related assets.  See Note 8 to the Financial Statements for additional information on the sale and the related Colstrip operating lease termination and subsequent purchase of the undivided interests in the Colstrip units.

Segment Information

(PPL)

PPL is organized into four reportable segments as depicted in the chart above:  U.K. Regulated, Kentucky Regulated, Pennsylvania Regulated and Supply.  PPL's reportable segments primarily reflect the activities of its related Subsidiary Registrant(s), except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrant(s).  The U.K. Regulated segment does not have a related Subsidiary Registrant.

A comparison of PPL's three regulated segments is shown below:

	U.K. Regulated	KY Regulated	PA Regulated

For the year ended December 31, 2013:
Operating Revenues (in billions)	$2.4	$3.0	$1.9
Net Income Attributable to PPL Shareowners (in millions)	$922	$307	$209
Electric energy delivered (GWh)	78,219	31,088	36,760
At December 31, 2013:
Regulatory Asset Base (in billions) (a)	$9.5	$7.6	$4.2
Service area (in square miles)	21,400	9,400	10,000
End-users (in millions)	7.7	1.3	1.4

(a)	Represents RAV for U.K. Regulated, capitalization for KY Regulated and rate base for PA Regulated.

See Note 2 to the Financial Statements for additional financial information about the segments.

(All Registrants except PPL)

PPL Energy Supply, PPL Electric, LKE, LG&E and KU each operate within a single reportable segment.

•	U.K. Regulated Segment (PPL)

Consists of PPL Global which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.

WPD, through indirect wholly owned subsidiaries, operates four of the 15 regulated distribution networks providing electricity service in the U.K.  With the April 2011 acquisition of WPD Midlands, the number of end-users served by WPD has more than doubled, totaling 7.7 million across 21,400 square miles in Wales and southwest and central England.  See Note 10 to the Financial Statements for additional information on the acquisition.

Details of revenue by category for the years ended December 31 are shown below.

	2013		2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Utility revenues (a)	$2,359	98	$2,289	98	$1,618	98
Energy-related businesses	44	2	47	2	35	2
Total	$2,403	100	$2,336	100	$1,653	100

(a)
Amounts for 2011 are not comparable with 2012 or 2013 as WPD Midlands was acquired in April 2011.  2011 includes eight months of activity as WPD Midlands' results are recorded on a one-month lag.  Amounts for 2013 and 2012 are comparable as each period includes a full year of WPD Midlands' results.

WPD's energy-related business revenues include ancillary activities that support the distribution business, including telecommunication revenues from the rental of fiber optic cables primarily attached to WPD's overhead electricity distribution network, real estate and meter services to businesses across the U.K.

Franchise and Licenses

WPD is authorized by Ofgem to provide electricity distribution services within its concession areas and service territories, subject to certain conditions and obligations.  For instance, WPD is subject to Ofgem regulation with respect to the regulated revenue it can earn and the quality of service it must provide, and WPD can be fined or have its licenses revoked if it does not meet the mandated standard of service.

Ofgem has formal powers to propose modifications to each distribution license.  In January 2014, Ofgem changed the licenses to include a reduction in customer bills to be recovered in subsequent periods.  WPD is not currently aware of any further planned modification to any of its U.K. regulated businesses' distribution licenses that would result in a material adverse change to the U.K. regulated businesses.  See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Distribution Revenue Reduction" for additional information.

A failure by WPD to comply with the terms of a distribution license may lead to the issuance of an enforcement order by Ofgem.  Ofgem has the power to levy fines of up to 10% of revenue for any breach of a distribution license or, in certain circumstances, such as insolvency, the distribution license itself may be revoked.  Unless terminated in the circumstances mentioned above, a distribution license continues indefinitely until revoked by Ofgem following no less than 25 years' written notice.

Competition

Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to end-users connected to its network.  WPD's four distribution businesses, WPD (South West), WPD (South Wales), WPD (West Midlands) and WPD (East Midlands) are, therefore, regulated monopolies which operate under regulatory price controls.

Revenue and Regulation

The operations of WPD (South West), WPD (South Wales), WPD (East Midlands) and WPD (West Midlands) are regulated by Ofgem under the direction of the Gas and Electricity Markets Authority.  The Electricity Act 1989 provides the fundamental framework of electricity companies and established licenses that required each of the DNOs to develop, maintain and operate efficient distribution networks.  Ofgem has established a price control mechanism that provides the amount of revenue that a regulated business can earn and provides for an increase or reduction in revenues based on incentives or penalties for exceeding or underperforming relative to pre-established targets.

This regulatory structure is an incentive-based structure in contrast to the typical U.S. regulatory structure which operates on a cost-recovery based model.  Under the UK regulatory structure, electricity distribution revenues are currently set every five years, but will be extended to eight years in the next price control period beginning in April 2015.  The revenue that DNOs can earn in each price control period is the sum of:  i) the regulator's determination of efficient operating costs, ii) a return on capital from RAV plus an annual adjustment for inflation as determined by Retail Price Index (RPI) for the prior year, iii) a return of capital from RAV (i.e. depreciation), and iv) certain pass-through costs over which the DNO has no control.  Additionally, incentives are provided for a range of activities including exceeding certain reliability and customer service targets.

WPD is currently operating under DPCR5 which is effective for the period from April 1, 2010 through March 31, 2015.  Ofgem allowed an average increase in total revenues, before inflationary adjustments in each of the five years of DPCR5 of 6.9% for WPD (South West) and WPD (South Wales) and 4.5% for WPD Midlands.  The revenue increases include reimbursement for higher operating and capital costs that would be incurred from additional regulatory requirements.  In DPCR5, Ofgem decoupled WPD's allowed revenue from volume delivered over the five-year price control period.  However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a particular period.  Under-recovered amounts are recovered in the next regulatory year.

In addition to providing a base regulated revenue allowance, Ofgem has established incentive mechanisms to provide significant opportunities to enhance overall returns by improving network efficiency, reliability and customer service.  Some of the more significant incentive mechanisms under DPCR5 include:

•
Interruptions Incentive Scheme (IIS) - This incentive has two major components: 1) Customer interruptions and 2) Customer minutes lost, and both are designed to incentivize the DNOs to invest and operate their networks to manage and reduce both the frequency and duration of power outages.  The target for each DNO is based on a benchmark of data from the last four years of the prior price control period.

Effective April 1, 2012, an additional customer satisfaction incentive mechanism was implemented that includes a customer satisfaction survey, a complaints metric and a measure of stakeholder engagement.  This incentive replaced the customer response telephone performance incentive that was effective April 1, 2010.

•
Information Quality Incentive (IQI) - The IQI is designed to incentivize the DNOs to provide good quality information in the business plans they submit to Ofgem during the price control review process and to execute the plan as submitted.  The IQI eliminates the distinction between capital expenditure and operating expense and instead focuses on total expenditure.  Total expenditure is allocated 85% to RAV and currently recovered over 20 years through the regulatory depreciation of RAV and 15% to certain expenses which is recovered during the current price control review period, and includes all corporate and non-network capital expenditures.  The IQI provides for incentives or penalties at the end of DPCR5 based on the ratio of actual expenditures to the expenditures submitted to Ofgem that were the basis for the revenues allowed for the five-year price control period.

At the beginning of DPCR5, WPD was awarded $301 million in IQI revenue of which $222 million will be included in revenue throughout the current price control period with the balance recovered over subsequent price control periods.  The following table shows the amount of further incentive revenue, primarily from IIS, that WPD has earned since the beginning of DPCR5:

	Incentive Earned	Regulatory Year Ended Incentive
Regulatory Year Ended	(in millions)	Included in Revenue

March 2011	$30	March 2013
March 2012	83	March 2014
March 2013	104	March 2015

In October 2010, Ofgem announced changes to the regulatory framework that will be effective for the U.K. electricity distribution sector, including WPD, beginning April 2015.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to:

•	encourage DNOs to deliver safe, reliable and sustainable network service at long-term value to customers;
•	enable DNOs to finance the required investment in a timely and efficient way; and
•	remunerate DNOs according to their delivery for customers.

Ofgem published a strategy decision document in March 2013 providing the policies that will apply in RIIO-ED1.  Key components included:

•	an extension of the price review period to eight years;
•	increased emphasis on outputs and incentives;
•	enhanced stakeholder engagement including network customers;
•	a stronger incentive framework to encourage more efficient investment and innovation;
•	replacement of the current Low Carbon Network Fund to continue to stimulate innovation;
•	capital return comprised of a 10 year trailing average debt allowance and an equity allowance to be determined by Ofgem with a debt to equity ratio of 65:35; and
•	depreciation of RAV for additions after April 1, 2015 will be extended from 20 years to 45 years, although transitional arrangements will be considered by Ofgem.

In July 2013, WPD filed its business plans with Ofgem for its four DNOs for RIIO-ED1.  In November 2013, Ofgem determined that the 8-year business plans of all four of WPD's DNOs were suitable for accelerated consideration or "fast tracking" and as a result, subject to a final Ofgem determination, merit early settlement of their price controls for the 8-year period starting April 1, 2015.  Fast tracking affords several benefits to the WPD DNOs, including the ability to collect additional revenue equivalent to 2.5% of total annual expenditures during the 8-year price control period (approximately $35 million annually), greater revenue certainty and a higher level of cost savings retention.

In February 2014, Ofgem announced its decision on the consultation related to the cost of equity to be used during the RIIO-ED1 period.  The resulting real cost of equity for WPD was 6.4%, compared to 6.7% proposed in WPD's business plan submittals.  WPD elected to accept this change and remain in the fast-track process.  The change in the cost of equity is not expected to have a significant impact on the results of operations for PPL.  Ofgem expects to announce its fast track final determination in late February 2014.

See "Item 1A. Risk Factors - Risks Related to U.K. Regulated Segment" for additional information on the risks associated with RIIO-ED1.

Customers

The majority of WPD's revenue is known as DUoS and is derived from charging energy suppliers for the delivery of electricity to end-users.  Therefore, WPD's customers are energy suppliers.  Ofgem requires that all licensed electricity distributors and suppliers become parties to the Distribution Connection and Use of System Agreement.  This agreement specifies how creditworthiness will be determined and, as a result, whether the supplier needs to collateralize for its payment obligations.

•	Kentucky Regulated Segment (PPL)

Consists of the operations of LKE, which owns and operates regulated public utilities engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas, representing primarily the activities of LG&E and KU.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.

(PPL, LKE, LG&E and KU)

LKE became a wholly owned subsidiary of PPL on November 1, 2010.  LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia and Tennessee.  LG&E also engages in the distribution and sale of natural gas in Kentucky.  LG&E provides electric service to approximately 397,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 321,000 customers in its electric service area and eight additional counties in Kentucky.  KU provides electric service to approximately 514,000 customers in 77 counties in central, southeastern and western Kentucky, approximately 29,000 customers in five counties in southwestern Virginia, and fewer than ten customers in Tennessee, covering approximately 4,800 non-contiguous square miles.  KU also sells wholesale electricity to 12 municipalities in Kentucky under load following contracts.  In Virginia, KU operates under the name Old Dominion Power Company.

Details of operating revenues by customer class for the years ended December 31 are shown below.

	2013		2012		2011
		% of		% of		% of
	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
LKE
Commercial	$770	26	$723	26	$719	26
Industrial	587	20	551	20	533	19
Residential	1,205	40	1,071	39	1,087	39
Retail - other	260	9	270	10	269	9
Wholesale - municipal	110	4	102	4	104	4
Wholesale - other (a)	44	1	42	1	81	3
Total	$2,976	100	$2,759	100	$2,793	100

LG&E
Commercial	$405	29	$374	28	$372	27
Industrial	186	13	170	13	152	11
Residential	614	44	548	41	561	41
Retail - other	119	8	131	10	130	10
Wholesale - other (a) (b)	86	6	101	8	149	11
Total	$1,410	100	$1,324	100	$1,364	100

KU
Commercial	$365	22	$349	23	$347	22
Industrial	401	25	381	25	381	25
Residential	591	36	523	34	526	34
Retail - other	141	9	139	9	139	9
Wholesale - municipal	110	7	102	7	104	7
Wholesale - other (a) (b)	27	1	30	2	51	3
Total	$1,635	100	$1,524	100	$1,548	100

(a)	Includes wholesale power and transmission revenues.
(b)	Includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Franchises and Licenses

LG&E and KU provide electricity delivery service, and LG&E provides natural gas distribution service, in their respective service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electric service areas of LKE.  From time to time, bills are introduced into the Kentucky General Assembly which seek to authorize, promote or mandate increased distributed generation, customer choice or other developments.  Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of any legislative or regulatory actions regarding industry restructuring and their impact on LKE, which may be significant, cannot currently be predicted.  Virginia, formerly a deregulated jurisdiction, has enacted legislation that implemented a hybrid model of cost-based regulation.  KU's operations in Virginia have been and remain regulated.

Alternative energy sources such as electricity, oil, propane and other fuels provide indirect competition for natural gas revenues of LKE.  Marketers may also compete to sell natural gas to certain large end-users.  LG&E's natural gas tariffs include gas price pass-through mechanisms relating to its sale of natural gas as a commodity; therefore, customer natural gas purchases from alternative suppliers do not generally impact profitability.  However, some large industrial and commercial customers may physically bypass LG&E's facilities and seek delivery service directly from interstate pipelines or other natural gas distribution systems.

Power Supply

At December 31, 2013, LKE owned, controlled or had a minority ownership interest in generating capacity (summer rating) of 8,079 MW, of which 3,340 MW related to LG&E and 4,739 MW related to KU, in Kentucky, Indiana, and Ohio.  See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2013, LKE's Kentucky power plants generated the following amounts of electricity.

	GWh
Fuel Source	LKE	LG&E	KU
Coal (a)	34,336	14,568	19,768
Oil / Gas	503	176	327
Hydro	300	193	107
Total (b)	35,139	14,937	20,202

(a)	Includes 854 GWh of power generated by and purchased from OVEC for LKE, 591 GWh for LG&E and 263 GWh for KU.
(b)	This generation represents a 2.1% increase for LKE, a 5% decrease for LG&E and a 8.1% increase for KU from 2012 output.

A significant portion of LG&E's and KU's generated electricity was used to supply its retail and municipal customer base.

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail and municipal customers.  When LG&E has excess generation capacity after serving its own retail customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail and municipal customers and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.

See "Item 2. Properties - Kentucky Regulated Segment" for additional information regarding LG&E's and KU's Cane Run Unit 7 which is currently under construction.  In January 2014, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to construct a NGCC generating unit at KU's Green River generating site (Green River Unit 5) and a solar generating facility at the E. W. Brown generating site.  As a result of environmental requirements, LG&E and KU anticipate retiring five older coal-fired electric generating units at the Cane Run and Green River plants, which have a combined summer capacity rating of 724 MW.  In addition, KU retired a 12 MW unit at the Haefling plant in December 2013 and the remaining 71 MW unit at the Tyrone plant in February 2013.

Fuel Supply

Coal is expected to be the predominant fuel used by LG&E and KU for baseload generation for the foreseeable future.  However, natural gas will play a more significant role starting in 2015 when Cane Run Unit 7 is expected to be placed into operation, and in 2018 when the NGCC generating unit at Green River generating site is expected to be placed into operation.  These units are expected to be used for baseload generation.  The natural gas for these generating units will be contracted from suppliers separately from LG&E's natural gas customers. Natural gas and oil will continue to be used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.  To enhance the reliability of natural gas supply, LG&E and KU have secured long-term pipeline capacity on the interstate pipeline serving the new NGCC unit at Cane Run and six simple cycle combustion turbine units.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2017 and normally augment their coal supply agreements with spot market purchases, as needed.

For their existing units, LG&E and KU expect for the foreseeable future to purchase most of their coal from western Kentucky, southern Indiana and southern Illinois.  In 2014 and beyond, LG&E and KU may purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at TC2.  Coal is delivered to the generating plants by barge, truck and rail.

(PPL, LKE and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to LG&E's firm sales customers.  By using natural gas storage facilities, LG&E avoids the costs typically associated with more expensive pipeline transportation capacity to serve peak winter heating loads.  Natural gas is stored during the summer season for withdrawal during the following winter heating season.  Without this storage capacity, LG&E would be required to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are typically at their highest.  Several suppliers under contracts of varying duration provide competitively priced natural gas.  At December 31, 2013, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $48 million.

LG&E has a portfolio of supply arrangements of varying terms with a number of suppliers designed to meet its firm sales obligations.  These natural gas supply arrangements include pricing provisions that are market-responsive.  In tandem with pipeline transportation services, these natural gas supplies provide the reliability and flexibility necessary to serve LG&E's natural gas customers.

LG&E purchases natural gas supply transportation services from two pipelines.  LG&E has contracts with one pipeline that are subject to termination by LG&E between 2015 and 2018.  Total winter capacity under these contracts is 194,900 MMBtu/day and summer capacity is 88,000 MMBtu/day.  LG&E has a contract with another pipeline that expires in October 2018.  Total winter and summer capacity under this contract is 20,000 MMBtu/day during both seasons.

LG&E expects to purchase most of its natural gas distribution supplies from onshore producing regions in South Texas, East Texas, North Louisiana, and Arkansas, as well as gas delivered to its pipeline transporters in Ohio.

(PPL, LKE, LG&E and KU)

Rates and Regulation

LG&E is subject to the jurisdiction of the KPSC and the FERC, and KU is subject to the jurisdiction of the KPSC, the FERC, the VSCC and the TRA.  LG&E and KU operate under a FERC-approved open access transmission tariff.  LG&E and KU contract with the Tennessee Valley Authority to act as their transmission reliability coordinator.  LG&E and KU contract with TranServ International, Inc. to act as their independent transmission operator.

In February 2013, LG&E and KU submitted a compliance filing to the FERC reflecting their participation with other utilities in the Southeastern Regional Transmission Planning relating to certain FERC Order 1000 requirements.  FERC Order 1000, issued in July 2011, establishes certain procedural and substantive requirements relating to participation, cost allocation and non-incumbent developer aspects of regional and inter-regional electric transmission planning activities.

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means.  As such, LG&E and KU generally earn a return on regulatory assets.

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities, except the levelized fuel factor, are excluded from the return on rate base utilized in the calculation of Virginia base rates; therefore, no return is earned on the related assets.

KU's rates to municipal customers for wholesale requirements are calculated based on annual updates to a rate formula that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates; therefore, no return is earned on the related assets.

See Note 6 to the Financial Statements for additional information on cost recovery mechanisms.

Rate Cases

See "Regulatory Matters - Kentucky Activities" in Note 6 to the Financial Statements for information on rate cases.

•	Pennsylvania Regulated Segment (PPL)

Includes the regulated electricity delivery operations of PPL Electric. In addition, certain financing costs are allocated to the Pennsylvania Regulated segment.

(PPL and PPL Electric)

PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act.  PPL Electric delivers electricity to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania.  PPL Electric also provides electricity supply to retail customers in this area as a PLR under the Customer Choice Act.

Details of revenues by customer class for the years ended December 31 are shown below.

	2013		2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Distribution
Residential	$1,215	65	$1,108	63	$1,266	67
Industrial	52	3	53	3	62	3
Commercial	363	19	366	21	431	23
Other (a) (b)	(11)		26	1	(47)	(3)
Transmission	251	13	210	12	180	10
Total	$1,870	100	$1,763	100	$1,892	100

(a)	Includes regulatory over- or under-recovery reconciliation mechanisms, pole attachment revenues, and street lighting.
(b)	Included in these amounts for 2013, 2012 and 2011 are $4 million, $3 million and $11 million of retail and wholesale electric to affiliate revenue which is eliminated in consolidation for PPL.

Franchise, Licenses and Other Regulations

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies which it has succeeded and as a result of certification by the PUC.  PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions.  In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

Competition

Pursuant to authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated distribution monopoly in its service area.  Accordingly, PPL Electric does not face competition in its electricity distribution business.  Pursuant to the Customer Choice Act, generation of electricity is a competitive business in Pennsylvania.

The PPL Electric transmission business, operating under a FERC-approved PJM Open Access Transmission Tariff, is subject to competition pursuant to FERC Order 1000 from entities that are not incumbent PJM transmission owners with respect to the construction and ownership of transmission facilities within PJM.

Rates and Regulation

Transmission

PPL Electric's transmission facilities are within PJM, which operates the electricity transmission network and electric energy market in the Mid-Atlantic and Midwest regions of the U.S.

PJM serves as a FERC-approved RTO to promote greater participation and competition in the region it serves.  In addition to operating the electricity transmission network, PJM also administers regional markets for energy, capacity and ancillary services.  A primary objective of any RTO is to separate the operation of, and access to, the transmission grid from market participants that buy or sell electricity in the same markets.  Electric utilities continue to own the transmission assets and to receive their share of transmission revenues, but the RTO directs the control and operation of the transmission facilities.

As a transmission owner, PPL Electric's transmission revenues are recovered through PJM in accordance with a FERC approved tariff that allows recovery of incurred transmission costs, a return on transmission-related plant and an automatic annual update based on a formula rate mechanism.  As a PLR, PPL Electric also purchases transmission services from PJM.  See "PLR" below.

In July 2011, FERC issued a Final Rule on Order 1000 directing that Transmission Providers such as PJM, remove from FERC approved tariffs, any provision that grants federal right of first refusal for facilities selected in a regional transmission plan and requiring subsequent compliance filings.  PJM tariff changes are currently under review by the FERC.

See Note 6 to the Financial Statements for additional information on rate mechanisms.

Distribution

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions).  All regulatory assets and liabilities are excluded from the return on rate base; therefore, no return is earned on the related assets unless specifically provided for by the PUC.  Currently, PPL Electric's Smart Meter rider is the only regulatory asset earning a return.  Certain operating expenses are also included in PPL Electric's distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation, and taxes.

Pennsylvania's AEPS requires electricity distribution companies and electricity generation suppliers to obtain a portion of the electricity sold to retail customers in Pennsylvania from alternative energy sources.  Under the default service procurement plans approved by the PUC, PPL Electric purchases all of the alternative energy generation supply it needs to comply with the AEPS.

Act 129 created an energy efficiency and conservation program, a demand side management program, smart metering technology requirements, new PLR generation supply procurement rules, remedies for market misconduct, and changes to the existing AEPS.

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC.  Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it begins a period of significant capital investment to maintain and enhance the reliability of its delivery system.  In January 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  In May 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  The case remains pending before the PUC.

See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information regarding Act 129, Act 11 and other legislative and regulatory impacts.

PLR

The Customer Choice Act requires Electric Distribution Companies (EDCs), including PPL Electric, or an alternative supplier approved by the PUC to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to regulations established by the PUC.  As of December 31, 2013, the following percentages of PPL Electric's customer load were provided by competitive suppliers:  51% of residential, 84% of small commercial and industrial and 99% of large commercial and industrial customers.  The PUC continues to be interested in expanding the competitive market for electricity.  See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information.

PPL Electric's cost of electricity generation is based on a competitive solicitation process.  The PUC approved PPL Electric's default service plan for the period June 2013 through May 2015, which includes 4 solicitations for electricity supply held in April and October, annually.  Pursuant to this plan, PPL Electric contracts for all of the electricity supply for residential, small commercial and small industrial customers, large commercial and large industrial customers who elect to take that service from PPL Electric.  These solicitations include a mix of 12- and 9-month fixed-price load-following contracts for residential, small commercial and small industrial customers, and 12-month real-time pricing contracts for large commercial and large industrial customers to fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

Numerous alternative suppliers have offered to provide generation supply in PPL Electric's service territory.  Whether its customers purchase electricity supply from these alternative suppliers or from PPL Electric as a PLR, the purchase of such supply has no impact on the financial results of PPL Electric.  The costs to purchase PLR supply, including charges paid to PJM for related transmission services, are passed directly by PPL Electric to its PLR customers without markup.  See "Energy Purchase Commitments" in Note 15 to the Financial Statements for additional information regarding PPL Electric's solicitations.

Rate Cases

See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information on rate cases and the proposed Storm Damage Expense Rider.

•	Supply Segment (PPL)

Consists primarily of the activities of PPL Energy Supply's subsidiaries, PPL Generation and PPL EnergyPlus.  PPL Generation owns and operates competitive domestic power plants to generate electricity and acquires and develops competitive domestic generation projects.  PPL EnergyPlus markets and trades electricity, natural gas, and other energy-related products in competitive wholesale and retail markets.  In addition, certain financing and other costs are allocated to the Supply segment.

(PPL and PPL Energy Supply)

PPL Energy Supply's generation assets are located in the northeastern and northwestern U.S. markets.  The northeastern generating capacity is located primarily in Pennsylvania within PJM and northwestern generating capacity is located in Montana.  PPL Energy Supply enters into energy and energy-related contracts to hedge the variability of expected cash flows associated with its generating units and marketing activities, as well as for trading purposes.  PPL EnergyPlus sells the electricity produced by PPL Energy Supply's generation plants based on prevailing market rates.  PPL Energy Supply's total expected generation in 2014 is anticipated to be used to meet its committed contractual sales.  PPL Energy Supply has also entered into commitments of varying quantities and terms for 2015 and beyond.

Details of revenue by category for the years ended December 31, are shown below.

	2013		2012		2011
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Energy
Unregulated wholesale energy (a)	$3,095	67	$4,204	76	$5,238	82
Unregulated retail energy	1,031	22	848	16	727	11
Total energy	4,126	89	5,052	92	5,965	93
Energy-related businesses (b)	527	11	448	8	464	7
Total	$4,653	100	$5,500	100	$6,429	100

(a)
Included in these amounts for 2013, 2012, and 2011 are $51 million, $78 million and $26 million of wholesale electricity sales to an affiliate, PPL Electric, which are eliminated in consolidation for PPL.

(b)
Energy-related businesses primarily support the generation, marketing and trading businesses of PPL Energy Supply.  Their activities include developing renewable energy projects and providing energy-related products and services to commercial and industrial customers through their mechanical contracting and services subsidiaries.  Energy-related businesses for PPL's Supply segment had additional revenues not related to PPL Energy Supply of $13 million and $8 million for 2012 and 2011, which are not included in this table.

Power Supply

PPL Energy Supply owned or controlled generating capacity (summer rating) of 10,678 MW at December 31, 2013.  Generating capacity controlled by PPL Generation and other PPL Energy Supply subsidiaries includes power obtained through PPL EnergyPlus' power purchase agreements.  See "Item 2. Properties - Supply Segment" for details of PPL Energy Supply's generating capacity.

During 2013, PPL Energy Supply owned or controlled power plants that generated the following amounts of electricity.

	GWh
Fuel Source	Northeastern	Northwestern	Total

Nuclear	17,018		17,018
Oil / Gas	9,516		9,516
Coal	17,150	4,409	21,559
Hydro	662	3,252	3,914
Renewables (a)	348		348
Total	44,694	7,661	52,355

(a)
PPL Energy Supply subsidiaries own or control renewable energy projects located in Pennsylvania, New Jersey, Vermont and New Hampshire with a generating capacity (summer rating) of 42 MW.  PPL EnergyPlus sells the energy, capacity and RECs produced by these plants into the wholesale market as well as to commercial and industrial customers.

PPL Energy Supply's generation subsidiaries are EWGs that sell electricity into wholesale markets.  EWGs are subject to regulation by the FERC, which has authorized these EWGs to sell the electricity generated at market-based prices.  This electricity is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.  PPL Susquehanna is subject to the jurisdiction of the NRC in connection with the operation of the Susquehanna nuclear units.  Certain of PPL Energy Supply's other subsidiaries are subject to the jurisdiction of the NRC in connection with the operation of their fossil plants with respect to certain level and density monitoring devices.  Certain operations of PPL Generation's subsidiaries are also subject to OSHA and comparable state statutes.

See Note 9 to the Financial Statements for information on the 2011 sale of certain non-core generation facilities.

Fuel Supply

Coal

Pennsylvania

PPL EnergyPlus actively manages PPL Energy Supply's coal requirements by purchasing coal principally from mines located in northern Appalachia.

During 2013, PPL Generation purchased 5.7 million tons of coal required for its wholly owned Pennsylvania plants.  Coal inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.  PPL Generation, by and through its agent PPL EnergyPlus, has agreements in place that will provide more than 17 million tons of PPL Generation's projected coal needs for the Pennsylvania power plants from 2014 through 2018 and augments its coal supply agreements with spot market purchases, as needed.

A PPL Generation subsidiary owns a 12.34% interest in the Keystone plant and a 16.25% interest in the Conemaugh plant.  PPL Generation owns a 12.34% interest in Keystone Fuels, LLC and a 16.25% interest in Conemaugh Fuels, LLC.  The Keystone plant contracts with Keystone Fuels, LLC for its coal requirements, which provided 4.2 million tons of coal to the Keystone plant in 2013.  The Conemaugh plant requirements are purchased under contract from Conemaugh Fuels, LLC, which provided 4.3 million tons of coal to the Conemaugh plant in 2013.

All wholly owned PPL Generation coal plants within Pennsylvania are equipped with scrubbers, which use limestone in their operations.  Acting as agent for PPL Generation, PPL EnergyPlus has entered into limestone contracts with suppliers that will provide for those plants' requirements through 2014.  During 2013, 405,000 tons of limestone were delivered to Brunner Island and Montour under these contracts.  Annual limestone requirements range from approximately 400,000-500,000 tons.

Montana

PPL Montana owns a 30% interest in Colstrip Unit 3 and NorthWestern owns a 30% interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement that governs each party's responsibilities and rights relating to the operation of Colstrip Units 3 and 4.  Under the terms of that agreement, each party is responsible for 15% of the total non-coal operating and construction costs of Colstrip Units 3 and 4, regardless of whether a particular cost is specific to Colstrip Unit 3 or 4 and is entitled to take up to 15% of the available generation from Units 3 and 4.  Each party is responsible for its own coal costs.  PPL Montana, with the other Colstrip owners, is party to contracts to purchase 100% of its coal requirements with defined coal quality characteristics and specifications.  PPL Montana, with the other Colstrip Units 1 and 2 owner, has a long-term purchase and supply agreement with the current supplier for Units 1 and 2, which provides these units 100% of their coal requirements through December 2014, and at least 85% of such requirements from January 2015 through December 2019.  PPL Montana, with the other Colstrip Units 3 and 4 owners, has a long-term coal supply contract for Units 3 and 4, which provides these units 100% of their coal requirements through December 2019.

These units were originally built with scrubbers and PPL Montana has entered into a long-term contract to purchase the limestone requirements for these units.  The contract extends through December 2030.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette plant.  The contracts covered 100% of the plant's coal requirements in 2013 and similar contracts are in place to supply 100% of the expected coal requirements through 2014.  In the third quarter of 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.

Oil and Natural Gas

Pennsylvania

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas.  During 2013, 100% of the physical gas requirements for the Martins Creek units were purchased on the spot market and oil requirements were supplied from inventory.  At December 31, 2013, there were no long-term agreements for oil or natural gas for these units.

Short-term and long-term gas transportation contracts are in place for approximately 38% of the maximum daily requirements of the Lower Mt. Bethel combined-cycle facility.  During 2013, 100% of the physical gas requirements were purchased on the spot market.

For PPL's Ironwood facility, PPL EnergyPlus has long-term transportation contracts that can deliver up to approximately 25% of Ironwood's maximum daily gas requirements.  Daily gas requirements can also be met through a combination of short-term transportation capacity release transactions coupled with upstream supply.  PPL EnergyPlus currently has no long-term physical gas contracts for this facility.  During 2013, 100% of the physical gas requirements were purchased on the spot market.

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

PPL Susquehanna has a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services.  These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2018 and Unit 2 to operate into the first quarter of 2019.  PPL Susquehanna anticipates entering into additional contracts to ensure continued operation of the nuclear units.

Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel, but there is no definitive date by which a repository will be operational.  As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity.  To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology.  The facility is modular, so that additional storage capacity can be added as needed.  The facility began receiving spent nuclear fuel in 1999.  PPL Susquehanna estimates, under current operating conditions, that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017.  If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the Nuclear Waste Policy Act imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel. In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits totaling $56 million to "Fuel" on the Statement of Income in 2011 to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  The amounts recorded through September 2011 cover costs incurred from 1998 through December 2010.  PPL Susquehanna is eligible to receive payment of annual claims for allowed costs, as set forth in the settlement agreement, that are incurred through December 31, 2013.  In exchange, PPL Susquehanna has waived any claims against the United States government for costs paid or injuries sustained related to storing spent nuclear fuel at the Susquehanna plant through December 31, 2013.  In January 2014, PPL Susquehanna entered into a new agreement with the Department of Energy to extend the settlement agreement on the same terms as the prior agreement for an additional three years to the end of 2016.

Energy Marketing

PPL EnergyPlus sells the capacity and electricity produced by PPL Generation subsidiaries, and buys and sells purchased power, capacity, ancillary services, FTRs, natural gas, oil, uranium, emission allowances and RECs in competitive wholesale and competitive retail markets.

PPL EnergyPlus transacts in competitive retail energy markets, and buys and sells electricity and natural gas supply, to meet the diverse needs of business customers. PPL EnergyPlus sells retail electricity supply to business customers in Delaware, the District of Columbia, Maryland, Montana, New Jersey, Ohio and Pennsylvania and sells retail natural gas supply to business customers in Delaware, Maryland, New Jersey, and Pennsylvania. The company also offers electricity supply to select residential customers in Pennsylvania.  An affiliate of PPL EnergyPlus sells petroleum products to wholesalers and distributors in Delaware, Maryland, New Jersey, Pennsylvania and Virginia.  Although retail energy revenues continue to grow, the net margins related to these activities are not currently a significant component of PPL Energy Supply's margins.

Within the constraints of its hedging policy, PPL EnergyPlus actively manages its portfolios of energy and energy-related products to optimize their value and to limit exposure to price fluctuations.  See Note 19 to the Financial Statements for more information.

Competition

Since the early 1990s, there has been increased competition in U.S. energy markets because of federal and state competitive market initiatives.  Although some states, such as Pennsylvania and Montana, have created a competitive market for electricity generation, other states continue to consider different types of regulatory initiatives concerning competition in the power and gas industries. Some states that were considering creating competitive markets have slowed their plans or postponed further consideration. In addition, states that have created competitive markets have, from time to time, considered new market rules and re-regulation measures that could result in more limited opportunities for competitive energy suppliers.  Interest in re-regulation, however, has slowed due to recent declining power prices.  As such, the markets in which PPL Energy Supply participates are highly competitive.

PPL Energy Supply faces competition in wholesale markets for available energy, capacity and ancillary services.  Competition is impacted by electricity and fuel prices, congestion along the power grid, subsidies provided by state and federal governments for new generation facilities, new market entrants, construction of new generating assets, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors.  PPL Energy Supply primarily competes with other electricity suppliers based on its ability to aggregate generation supply at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs.  Competitors in wholesale power markets include regulated utilities, industrial companies, NUGs, competitive subsidiaries of regulated utilities and other energy marketers.  See "Item 1A. Risk Factors - Risks Related to Supply Segment", "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Notes 15 and 19 to the Financial Statements for more information concerning the risks faced with respect to competitive energy markets.

Franchise and Licenses

See "Energy Marketing" above for a discussion of PPL EnergyPlus' licenses in various states.  PPL EnergyPlus also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses that expire in 2042 for Unit 1 and in 2044 for Unit 2.

In 2008, a PPL Energy Supply subsidiary, PPL Bell Bend, LLC, submitted a COLA to the NRC for a new nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  PPL Bell Bend, LLC does not expect to complete the COLA review process with the NRC prior to 2016.  See Note 8 to Financial Statements for additional information.

PPL Holtwood operates the Holtwood hydroelectric generating plant pursuant to a FERC-granted license that expires in 2030.  In 2013, a 125 MW expansion project was placed in service.  See Note 8 to the Financial Statements for additional information.  PPL Holtwood operates the Wallenpaupack hydroelectric generating plant pursuant to a FERC-granted license that expires in 2044.

PPL Montana's 11 hydroelectric facilities and one storage reservoir in Montana are licensed by the FERC.  The Thompson Falls and Kerr licenses expire in 2025 and 2035, the licenses for the nine Missouri-Madison facilities expire in 2040, and the license for the Mystic facility expires in 2050.  See Note 8 to the Financial Statements for additional information on the September 2013 agreement for the sale of the Montana hydroelectric facilities.  Also see Note 11 for information on a pending arbitration related to the conveyance price for the Kerr Dam.

In connection with the relicensing of these generating facilities, applicable law permits the FERC to relicense the original licensee or license a new licensee or allow the U.S. government to take over the facility.  If the original licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.  See Note 15 to the Financial Statements for additional information on the Kerr Dam license.

•	Other Corporate Functions (PPL)

PPL Services provides corporate functions such as financial, legal, supply chain, human resources and information technology services.  Most of PPL Services' costs are charged directly to the respective PPL subsidiaries for the services provided or indirectly charged to applicable subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.

PPL Capital Funding, PPL's financing subsidiary, provides financing for the operations of PPL and certain subsidiaries.  PPL's growth in rate-regulated businesses provides the organization with an enhanced corporate level financing alternative, through PPL Capital Funding, that further enables PPL to cost effectively support targeted credit profiles across all of PPL's rated companies.  As a result, PPL plans to further utilize PPL Capital Funding in future financings, in addition to continued direct financing by the operating companies.

Unlike PPL Services, PPL Capital Funding's costs are not generally charged to any PPL subsidiaries.  Costs are charged directly to PPL.  However, PPL Capital Funding participated significantly in the financing for the acquisitions of LKE and WPD Midlands and certain associated financing costs were charged directly to the Kentucky and U.K. Regulated segments.  The associated financing costs, as well as the financing costs associated with prior issuances of certain other PPL Capital Funding securities, have been and will continue to be assigned to the appropriate segments for purposes of PPL management's assessment of segment performance. The financing costs associated primarily with PPL Capital Funding's securities issuances in 2013 and beyond, with certain exceptions including the remarketing of the debt component of the Equity Units, have not been directly assigned or allocated to any segment.

(All Registrants)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather.  As a result, the Registrants' operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or extreme winter weather make such fluctuations more pronounced.  The pattern of this fluctuation may change depending on the type and location of the facilities owned, the retail load served and the terms of contracts to purchase or sell electricity.  See "Financial Condition -  Environmental Matters" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding climate change.

FINANCIAL CONDITION

See "Financial Condition" in Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations"

 for information concerning projected capital expenditure requirements for 2014 through 2018.  See Note 15 to the Financial Statements for additional information concerning the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters.  The EPA is in the process of proposing and finalizing an unprecedented number of environmental regulations that will directly affect the electricity industry.  These initiatives cover air, water and waste.  See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" on projected environmental capital expenditures for the years 2014-2018.  Also, see "Environmental Matters" in Note 15 to the Financial Statements for additional information.  To comply with primarily air-related environmental requirements, PPL's forecast for environmental capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are $2.4 billion for PPL, including $2.2 billion for LKE ($1.1 billion each for LG&E and KU), and $279 million for PPL Energy Supply.  Actual costs (including capital, emission allowance purchases and operational modifications) may be significantly lower or higher depending on the final compliance requirements and market conditions.  PPL's and LKE's subsidiaries may also incur capital expenditures and operating expenses, which are not now determinable, but could be significant.  Most environmental compliance costs incurred by LG&E and KU are subject to recovery through a rate recovery mechanism.  See Note 6 to the Financial Statements for additional information.

EMPLOYEE RELATIONS

At December 31, 2013, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply (a)	4,912
PPL Electric	2,239
LKE
KU	945
LG&E	999
LKS	1,446
Total LKE	3,390
PPL Global (primarily WPD)	6,309
PPL Services and other	1,258
Total PPL	18,108

(a)	Includes labor union employees of mechanical contracting subsidiaries, whose numbers tend to fluctuate due to the nature of this business.

At December 31, 2013, the breakdown of the total workforce that is represented by labor unions was:

	Number of Employees	Percent of Total Workforce

PPL	9,713	54%
PPL Energy Supply	3,063	62%
PPL Electric	1,419	63%
LKE	843	25%
LG&E	701	70%
KU	142	15%

There are 4,016 employees of WPD who are members of labor unions (or 64% of PPL's U.K. workforce).  WPD recognizes four unions, the largest of which represents 40% of its union workforce.  WPD's Electricity Business Agreement, which covers 3,941 union employees, may be amended by agreement between WPD and the unions and can be terminated with 12 months' notice by either side.

AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com.  Under the Investor heading of that website, PPL provides access to all SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing with the SEC.  Additionally, the Registrants' filings are available at the SEC's website (www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

The Registrants face various risks associated with their businesses.  Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks.  In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or to PPL Energy Supply and its consolidated subsidiaries taken as a whole within the Supply segment discussions, or PPL Electric and its consolidated subsidiaries taken as a whole within the Pennsylvania Regulated segment discussion, or LKE and its consolidated subsidiaries taken as a whole within the Kentucky Regulated segment discussion.

Risks Related to All Segments

(All Registrants)

We plan to selectively pursue growth of  transmission and distribution capacity, and to optimize our merchant and regulated generation operations, which involves a number of uncertainties and may not achieve the desired financial results.

We plan to pursue expansion of our transmission and distribution capacity over the next several years and to optimize our merchant and regulated generation operations.  We plan to do this through the potential construction or acquisition of transmission and distribution projects and capital investments to upgrade transmission and distribution infrastructure, and power uprates at certain of our existing power plants, the construction of new power plants or modification of existing power plants, and the potential closure of certain existing plants.  These types of projects involve numerous risks.  Any planned power uprates could result in cost overruns, reduced plant efficiency and higher operating and other costs.  With respect to the construction of new plants or modification of existing plants, or the construction or acquisition of transmission and distribution projects, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being financed.  Expansion in our regulated businesses is dependent on future load or service requirements and subject to applicable regulatory processes.  The success of both a new or acquired project would likely be contingent, among other things, upon the negotiation of satisfactory operating contracts, obtaining acceptable financing and maintaining acceptable credit ratings, as well as receipt of required and appropriate governmental approvals.  If we were unable to complete construction or expansion of a project, we may not be able to recover our investment in the project.  Furthermore, we might be unable to operate any new or modified plants as efficiently as projected, which could result in higher than projected operating and other costs and reduced earnings.

Adverse economic conditions could adversely affect our financial condition and results of operations.

Declines in wholesale energy prices, partially resulting from adverse economic conditions, have significantly impacted our earnings.  The breadth and depth of these negative economic conditions had a wide-ranging impact on the U.S. and U.K. business environment, including our businesses, and demand for energy commodities has declined significantly.  This reduced demand continues to impact the key domestic wholesale energy markets we serve (such as PJM) and our Pennsylvania and Kentucky utility businesses.  The combination of lower demand for power and increased supply of natural gas has put downward price pressure on wholesale energy markets in general, further impacting our energy marketing results.  In general, economic and commodity market conditions will continue to challenge predictability regarding our unhedged future energy margins, utility profits, liquidity and overall financial condition.

Disruption in financial markets could adversely affect our financial condition and results of operations.

Our businesses are heavily dependent on credit and capital, among other things, for capital expenditures and providing collateral to support hedging in our energy marketing business.  Regulations being implemented under the Dodd-Frank Act and Basel III in Europe may impose costly additional requirements on our businesses and the businesses of others with whom we contract, such as banks or other counterparties, or simply result in increased costs to conduct our business or access sources of capital and liquidity upon which the conduct of our businesses is dependent.

We could be negatively affected by rising interest rates, downgrades to our bond credit ratings, adverse credit market conditions or other negative developments in our ability to access capital markets.

In the ordinary course of business, we are reliant upon adequate long-term and short-term financing to fund our significant capital expenditures, debt service and operating needs.  As a capital-intensive business, we are sensitive to developments in interest rates; credit rating considerations; insurance, security or collateral requirements; market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes.  Changes in these conditions could result in increased costs and decreased availability of credit.

A downgrade in our credit ratings could negatively affect our ability to access capital and increase the cost of maintaining our credit facilities and any new debt.

Credit ratings assigned by Moody's, Fitch and S&P to our businesses and their financial obligations have a significant impact on the cost of capital incurred by our businesses.  A ratings downgrade could increase our short-term borrowing costs and negatively affect our ability to fund liquidity needs and access new long-term debt at acceptable interest rates.  See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Ratings Triggers" for additional information on the financial impact of a downgrade in our credit ratings.

Our operating revenues could fluctuate on a seasonal basis, especially as a result of extreme weather conditions.

Our businesses are subject to seasonal demand cycles.  For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months.  As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis if weather conditions such as heat waves, extreme cold, unseasonably mild weather or severe storms occur.  The patterns of these fluctuations may change depending on the type and location of our facilities and the terms of our contracts to sell electricity.

Operating expenses could be affected by weather conditions, including storms, as well as by significant man-made or accidental disturbances, including terrorism or natural disasters.

Weather and these other factors can significantly affect our profitability or operations by causing outages, damaging infrastructure and requiring significant repair costs.  Storm outages and damage often directly decrease revenues and increase expenses, due to reduced usage and restoration costs.

The operation of our businesses is subject to cyber-based security and integrity risk.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems.  The operation of our generation plants, including the Susquehanna nuclear plant, and of our energy and fuel trading businesses, as well as our transmission and distribution operations are all reliant on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, principally by terrorists or vandals, or otherwise be compromised by unintentional events.  As a result, operations could be interrupted, property could be damaged and customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages and costs to replace or repair damaged equipment.

Our businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation levels, and thus may impact consumer demand for electricity.  These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs.  Greenhouse gas regulation could increase the cost of electricity, particularly power generated by fossil fuels, and such increases could have a depressive effect on regional economies.  Reduced economic and consumer activity in our service areas -- both generally and specific to certain industries and consumers accustomed to previously lower cost power -- could reduce demand for the power we generate, market and deliver.  Also, demand for our energy-related services could be similarly lowered should consumers' preferences or market factors move toward favoring energy efficiency, low-carbon power sources or reduced electricity usage.

We cannot predict the outcome of the legal proceedings and investigations currently being conducted with respect to our current and past business activities.  An adverse determination could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Federal Matters" in Note 6 and "Legal Matters," "Regulatory Issues" and "Environmental Matters - Domestic" in Note 15 to the Financial Statements.  We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

Significant increases in our operation and maintenance expenses, including health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting and reducing our operation and maintenance expenses.  However, we expect to continue to face increased cost pressures in our operations.  Increased costs of materials and labor may result from general inflation, increased regulatory requirements (especially in respect of environmental regulations), the need for higher-cost expertise in the workforce or other factors.  In addition, pursuant to collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to certain current employees and retirees.  We provide a similar level of benefits to our management employees.  These benefits give rise to significant expenses.  Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in recent years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to take to require employees and retirees to bear a higher portion of the costs of their health care benefits.  In addition, we expect to continue to incur significant costs with respect to the defined benefit pension plans for our employees and retirees.  The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control.  These assumptions include investment returns, interest rates, health care cost trends, inflation rates, benefit improvements, salary increases and the demographics of plan participants.  If our assumptions prove to be inaccurate, our future costs and cash contribution requirements to fund these benefits could increase significantly.

We may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired.  Although no goodwill impairments were recorded based on our annual review in the fourth quarter of 2013, we are unable to predict whether future impairment charges may be necessary.

We also review our long-lived assets, including equity investments, for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.  See Notes 1, 9 and 18 to the Financial Statements for additional information on impairment charges taken and analysis performed during the reporting periods.  We are unable to predict whether impairment charges, or other losses on sales of other assets or businesses, may occur in future years.

We may incur liabilities in connection with discontinued operations.

In connection with various divestitures, and certain other transactions, we have indemnified or guaranteed parties against certain liabilities.  These indemnities and guarantees relate, among other things, to liabilities which may arise with respect to the period during which we or our subsidiaries operated a divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with the divestiture.  See "Guarantees and Other Assurances" in Note 15 to the Financial Statements.

We are subject to liability risks relating to our generation, transmission and distribution operations.

The conduct of our physical and commercial operations subjects us to many risks, including risks of potential physical injury, property damage or other financial liability, caused to or by employees, customers, contractors, vendors, contractual or financial counterparties and other third parties.

Our facilities may not operate as planned, which may increase our expenses and decrease our revenues and have an adverse effect on our financial performance.

Operation of power plants, transmission and distribution facilities, information technology systems and other assets and activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply and performance below expected levels.  These events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses or losses.  Operation of our delivery systems below our expectations may result in lost revenue and increased expense, including higher maintenance costs which may not be recoverable from customers.  Planned and unplanned outages at our power plants may require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them.

Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations.  We are required to make judgments in order to estimate our obligations to taxing authorities.  These tax obligations include income, property, gross receipts and franchise, sales and use, employment-related and other taxes.  We also estimate our ability to utilize tax benefits and tax credits.  Due to the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered.  We cannot predict whether such tax legislation or regulation will be introduced or enacted or the effect of any such changes on our businesses.  If enacted, any changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows.

We are subject to the risk that our workforce and its knowledge base may become depleted in coming years.

PPL is experiencing an increase in attrition due primarily to the number of retiring employees.  Over the period from 2014 through 2018, 23.5% of PPL's total workforce is projected to leave the company, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel due to a declining trend in the number of available skilled workers and an increase in competition for such workers.

(PPL, PPL Energy Supply and LKE)

Risk Related to Registrant Holding Companies

PPL's, PPL Energy Supply's and LKE's cash flows and ability to meet their obligations with respect to indebtedness and under guarantees, and PPL's ability to pay dividends, largely depends on the financial performance of their subsidiaries and, as a result, is effectively subordinated to all existing and future liabilities of those subsidiaries.

PPL, PPL Energy Supply and LKE are holding companies and conduct their operations primarily through subsidiaries.  Substantially all of the consolidated assets of these Registrants are held by such subsidiaries.  Accordingly, their cash flows and ability to meet debt and guaranty obligations, as well as PPL's ability to pay dividends, are largely dependent upon the earnings of those subsidiaries and the distribution or other payment of such earnings in the form of dividends, distributions, loans or advances or repayment of loans and advances.  The subsidiaries are separate and distinct legal entities and have no obligation to pay dividends or distributions to their parents or to make funds available for such a payment.  The ability of the Registrants' subsidiaries to pay dividends or distributions in the future will depend on the subsidiaries' future earnings and cash flows and the needs of their businesses, and may be restricted by their obligations to holders of their outstanding debt and other creditors, as well as any contractual or legal restrictions in effect at such time, including the requirements of state corporate law applicable to payment of dividends and distributions, and regulatory requirements, including restrictions on the ability of PPL Electric, LG&E and KU to pay dividends under Section 305(a) of the Federal Power Act.

Because PPL, PPL Energy Supply and LKE are holding companies, their debt and guaranty obligations are effectively subordinated to all existing and future liabilities of their subsidiaries.  Although certain agreements to which certain subsidiaries are parties limit their ability to incur additional indebtedness, PPL, PPL Energy Supply and LKE and their subsidiaries retain the ability to incur substantial additional indebtedness and other liabilities.  Therefore, PPL's, PPL Energy Supply's and LKE's rights and the rights of their creditors, including rights of any debt holders, to participate in the assets of any of their subsidiaries, in the event that such a subsidiary is liquidated or reorganized, will be subject to the prior claims of such subsidiary's creditors.  In addition, if PPL elects to receive distributions of earnings from its foreign operations, PPL may incur U.S. income taxes, net of any available foreign tax credits, on such amounts.

(PPL)

Risks Related to U.K. Regulated Segment

Our U.K. delivery business is subject to risks with respect to rate regulation and operational performance.

Our U.K. delivery businesses are rate-regulated and operate under an incentive-based regulatory framework.  Managing operational risk is critical to the U.K. Regulated Segment's financial performance.  Disruption to these distribution networks could reduce profitability both directly by incurring costs for network restoration and also through the system of penalties and rewards that Ofgem administers relating to customer service levels.

A failure by any of our U.K. regulated businesses to comply with the terms of a distribution license may lead to the issuance of an enforcement order by Ofgem that could have an adverse impact on PPL.

Ofgem has powers to levy fines of up to ten percent of revenue for any breach of a distribution license or, in certain circumstances, such as insolvency, the distribution license itself may be revoked.  Ofgem also has formal powers to propose modifications to each distribution license and there can be no assurance that a restrictive modification will not be introduced in the future, which could have an adverse effect on the operations and financial condition of the U.K. regulated businesses and PPL.

Various changes have been implemented by Ofgem to the current electricity distribution, gas transmission and gas distribution regulatory frameworks in the U.K. and there can be no assurance as to the effects such changes will have on our U.K. regulated businesses in the future.

Ofgem is implementing a new regulatory framework to become effective April 1, 2015 for the electricity distribution sector in the U.K.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), focuses on sustainability, environmental-focused output measures, promotion of low carbon energy networks and financing of new investments.  The new regulatory framework is expected to have a wide-ranging effect on electricity distribution companies operating in the U.K., including extending the price review periods from five to eight years.  Our U.K. regulated businesses' compliance with this new regulatory framework may result in significant additional capital expenditures, increases in operating and compliance costs and adjustments to our pricing models.  In addition, if we are unable for any reason to realize the goals of our business plans for these businesses, we may not earn sufficient incentive compensation to maintain prior revenue levels.

We are subject to increased foreign currency exchange rate risks because a majority of our cash flows and reported earnings are currently generated by our U.K. Business operations.

These risks relate primarily to changes in the relative value of the British pound sterling and the U.S. dollar between the time we initially invest U.S. dollars in our U.K. businesses and the time that cash is repatriated to the U.S. from the U.K., including cash flows from our U.K. businesses that may be distributed to PPL or used for repayments of intercompany loans or other general corporate purposes.  In addition, PPL's consolidated reported earnings on a U.S. GAAP basis may be subject to increased earnings translation risk, which is the result of the conversion of earnings as reported in our U.K. businesses on a British pound sterling basis to a U.S. dollar basis in accordance with U.S. GAAP requirements.

Our U.K. distribution business contributes a significant portion of PPL's total annual revenues and exposes us to the following additional risks related to operating outside the U.S., including risks associated with changes in U.K. laws and regulations, taxes, economic conditions and political conditions and policies of the U.K. government and the European Union.  These risks may reduce the results of operations from our U.K. distribution business or affect our ability to access U.K. revenues for payment of distributions or for other corporate purposes in the U.S.

•	changes in laws or regulations relating to U.K. operations, including tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting the U.K.;
•	regulatory reviews of tariffs for distribution companies;
•	changes in labor relations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•	changes in U.S. tax law applicable to taxation of foreign earnings; and
•	compliance with U.S. foreign corrupt practices laws.

(All Registrants except PPL Energy Supply)

Risks Related to Domestic Regulated Utility Operations

Our domestic regulated utility businesses face many of the same risks, in addition to those risks that are unique to each of the Kentucky Regulated segment and the Pennsylvania Regulated segment.  Set forth below are risk factors common to both domestic regulated segments, followed by sections identifying separately the risks specific to each of these segments.

Our profitability is highly dependent on our ability to recover the costs of providing energy and utility services to our customers and earn an adequate return on our capital investments.  Regulators may not approve the rates we request.

The rates we charge our utility customers must be approved by one or more federal or state regulatory commissions, including the FERC, KPSC, VSCC, TRA and PUC.  Although rate regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full recovery of our costs or an adequate return on our capital investments.  In any rate-setting proceedings, federal or state agencies, intervenors and other permitted parties may challenge our rate requests, and ultimately reduce, alter or limit the rates we seek.  Although our rates are generally regulated based on an analysis of our costs incurred in a base year or based on future projected costs, the rates we are allowed to charge may or may not match our costs at any given time.  Our domestic regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which will likely require rate increase requests to the regulators.  If our costs are not adequately recovered through rates, it could have an adverse effect on our business, results of operations, cash flows and financial condition.

Our domestic utility businesses are subject to significant and complex governmental regulation.

In addition to regulating the rates we charge, various federal and state regulatory authorities regulate many aspects of our domestic utility operations, including:

•	the terms and conditions of our service and operations;
•	financial and capital structure matters;
•	siting, construction and operation of facilities;
•	mandatory reliability and safety standards under the Energy Policy Act of 2005 and other standards of conduct;
•	accounting, depreciation and cost allocation methodologies;
•	tax matters;
•	affiliate transactions;
•	acquisition and disposal of utility assets and issuance of securities; and
•	various other matters, including energy efficiency.

Such regulations or changes thereto may subject us to higher operating costs or increased capital expenditures and failure to comply could result in sanctions or possible penalties which may not be recoverable from customers.

Changes in transmission and wholesale power market structures could increase costs or reduce revenues.

Wholesale revenues fluctuate with regional demand, fuel prices and contracted capacity.  Changes to transmission and wholesale power market structures and prices may occur in the future, are not predictable and may result in unforeseen effects on energy purchases and sales, transmission and related costs or revenues.  These can include commercial or regulatory changes affecting power pools, exchanges or markets in which our domestic utilities participate.

Our domestic regulated businesses undertake significant capital projects and these activities are subject to unforeseen costs, delays or failures, as well as risk of inadequate recovery of resulting costs.

The domestic regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LG&E and KU) and transmission, distribution and other infrastructure projects, such as projects for environmental compliance and system reliability.  The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•	approval, licensing and permitting;
•	land acquisition and the availability of suitable land;
•	skilled labor or equipment shortages;
•	construction problems or delays, including disputes with third-party intervenors;
•	increases in commodity prices or labor rates;
•	contractor performance;
•	environmental considerations and regulations;
•	weather and geological issues; and
•	political, labor and regulatory developments.

Failure to complete our capital projects on schedule or on budget, or at all, could adversely affect our financial performance, operations and future growth if such expenditures are not granted rate recovery by our regulators.

Risks Specific to Kentucky Regulated Segment

(PPL, LKE, LG&E and KU)

The costs of compliance with, and liabilities under, environmental laws are significant and are subject to continuing changes.

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation business, including its air emissions, water discharges and the management of hazardous and solid waste, among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted but could be material.  In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operations changes, permit limitations or other restrictions.  At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units.  Market prices for energy and capacity also affect this cost-effectiveness analysis.  Many of these environmental law considerations are also applicable to the operations of our key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs of their products and demand for our services.

Ongoing changes in environmental regulations or their implementation requirements and our compliance strategies relating thereto entail a number of uncertainties.

The environmental standards governing LG&E's and KU's businesses, particularly as applicable to coal-fired generation and related activities, continue to be subject to uncertainties due to ongoing rulemakings and other regulatory developments, legislative activities and litigation.  Revisions to applicable standards, changes in compliance deadlines and invalidation of rules on appeal may require major changes in compliance strategies, operations or assets and adjustments to prior plans.  Depending on the extent, frequency and timing of such changes, the companies may be subject to inconsistent requirements under multiple regulatory programs, compressed windows for decision-making and short compliance deadlines that may require aggressive schedules for construction, permitting, and other regulatory approvals.  Under such circumstances, the companies may face higher risks of unsuccessful implementation of environmental-related business plans, noncompliance with applicable environmental rules, delayed or incomplete rate recovery or increased costs of implementation.

Risks Specific to Pennsylvania Regulated Segment

(PPL and PPL Electric)

We may be subject to higher transmission costs and other risks as a result of PJM's regional transmission expansion plan (RTEP) process.

PJM and the FERC have authority to require upgrades or expansion of the regional transmission grid, which can result in substantial expenditures for transmission owners.  As discussed in Note 8 to the Financial Statements, we expect to make substantial expenditures to construct the Susquehanna-Roseland and Northeast/Pocono transmission lines that PJM has determined are necessary for the reliability of the regional transmission grid.  Although the FERC has granted our request for incentive rate treatment of such facilities, we cannot be certain that all costs that we may incur will be recoverable.  In addition, the date when these facilities will be in service, which can be significantly impacted by delays related to public opposition or other factors, is subject to the outcome of future events that are not all within our control.  As a result, we cannot predict the ultimate financial or operational impact of this project or other RTEP projects on PPL Electric.

We could be subject to higher costs and/or penalties related to Pennsylvania Conservation and Energy Efficiency Programs.

PPL Electric is subject to Act 129 which contains requirements for energy efficiency and conservation programs and for the use of smart metering technology, imposes PLR electricity supply procurement rules, provides remedies for market misconduct, and made changes to the existing AEPS.  The law also requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand.  Utilities not meeting these Act 129 requirements are subject to significant penalties that cannot be recovered in rates.  Numerous factors outside of our control could prevent compliance with these requirements and result in penalties to us.

Risks Related to Supply Segment

(PPL and PPL Energy Supply)

Our costs to comply with existing and new environmental laws are expected to continue to be significant, and we plan to incur significant capital expenditures for pollution control improvements that could adversely affect our profitability and liquidity or cause the continued operation of certain generation facilities to be uneconomic.

Our business is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection.  To comply with existing and future environmental requirements and as a result of voluntary pollution control measures we may take, we have spent and expect to spend substantial amounts in the future on environmental control and compliance.

Since 2005, we have spent more than $1.6 billion to install scrubbers and other pollution control equipment in our competitive generation fleet in order to comply with existing and proposed federal and state environmental laws and regulations primarily governing air emissions from coal-fired plants.  Many states and environmental groups, however, have challenged certain federal laws and regulations relating to air emissions as not being sufficiently strict.  In addition, more recently, attention has also been refocused on effluent emissions and the handling of CCRs.  As a result, state and federal regulations have been adopted that would impose more stringent restrictions than are currently in effect, which could require us significantly to increase capital expenditures for additional pollution control equipment.  At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units.

We may not be able to obtain or maintain all environmental regulatory approvals necessary for our planned capital projects which are necessary to our business.  If there is a delay in obtaining any required environmental regulatory approval or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be halted, reduced or subjected to additional costs.

We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably.

Unlike our rate-regulated utility businesses, our energy supply business is dependent on our ability to operate in a competitive environment and is not assured of any rate of return on capital investments through a regulated rate structure.  Competition is affected by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors.  These competitive factors may negatively affect our ability to sell electricity and related products and services, as well as the prices that we may charge for such products and services, which could adversely affect our results of operations and our ability to grow our business.

We sell our available energy and capacity into the competitive wholesale markets through contracts of varying duration.  Competition in the wholesale power markets occurs principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability.  We believe that the commencement of commercial operation of new electricity generating facilities in the regional markets where we own or control generation capacity and the evolution of demand side management resources will continue to increase competition in the wholesale electricity market in those regions, which could have an adverse effect on electricity and capacity prices.

We also face competition in the wholesale markets for generation capacity and ancillary services.  We primarily compete with other electricity suppliers based on our ability to aggregate supplies at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs.  We also compete against other energy marketers on the basis of relative financial condition and access to credit sources, and our competitors may have greater financial resources than we have.

Competitors in the wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate include regulated utilities, industrial companies, non-utility generators, competitive subsidiaries of regulated utilities and financial institutions.

Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs to supply power, are impacted by changes in market prices for electricity, fuel, fuel transportation, emission allowances, RECs, electricity capacity and related congestion charges and other costs.  Unlike most commodities, the limited ability to store electricity requires that it must be consumed at the time of production.  As a result, wholesale market prices for electricity may fluctuate substantially over relatively short time periods and can be unpredictable.  Among the factors that influence such prices are:

•	demand for electricity;
•	supply for electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and associated transportation costs) and emission allowance expense for the generation resources used to meet the demand for electricity;
•	transmission capacity and service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the wholesale electricity market, as well as general creditworthiness of key participants in the market; and
•	weather and economic conditions affecting demand for or the price of electricity or the facilities necessary to deliver electricity.

Our risk management policy and programs relating to electricity and fuel prices, interest rates and counterparty credit and non-performance risks may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our generation and energy marketing activities, as well as our debt and counterparty credit positions.  We have implemented procedures to monitor compliance with our risk management policy and programs, including independent validation of transaction and market prices, verification of risk and transaction limits, portfolio stress tests, sensitivity analyses and daily portfolio reporting of various risk management metrics.  Nonetheless, our risk management programs may not work as planned.  For example, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management calculations.  Additionally, unforeseen market disruptions could decrease market depth and liquidity, negatively impacting our ability to enter into new transactions.  We enter into financial contracts to hedge commodity basis risk, and as a result are exposed to the risk that the correlation between delivery points could change with actual physical delivery.  Similarly, interest rates or foreign currency exchange rates could change in significant ways that our risk management procedures were not designed to address.  As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events result in greater losses or costs than our risk models predict or greater volatility in our earnings and financial position.

In addition, our trading, marketing and hedging activities are exposed to counterparty credit risk and market liquidity risk.  We have adopted a credit risk management policy and program to evaluate counterparty credit risk.  However, if counterparties fail to perform, we may be forced to enter into alternative arrangements at then-current market prices.  In that event, our financial results could be adversely affected.

We do not always hedge against risks associated with electricity and fuel price volatility.

We attempt to mitigate risks associated with satisfying our contractual electricity sales obligations by either reserving generation capacity to deliver electricity or purchasing the necessary financial or physical products and services through competitive markets to satisfy our net firm sales contracts.  We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to fuel requirements and other electricity-related commodities.  However, based on economic and other considerations, we may decide not to hedge the entire exposure of our operations from commodity price risk.  To the extent we do not hedge against commodity price risk, our results of operations and financial position may be adversely affected.

We are exposed to operational, price and credit risks associated with selling and marketing products in the wholesale and retail electricity markets.

We purchase and sell electricity in wholesale markets under market-based tariffs authorized by FERC throughout the U.S. and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations.  If we are unable to deliver firm capacity and electricity under these agreements, we could be required to pay damages.  These damages would generally be based on the difference between the market price to acquire replacement capacity or electricity and the contract price of any undelivered capacity or electricity.  Depending on price volatility in the wholesale electricity markets, such damages could be significant.  Extreme weather conditions, unplanned generation facility outages, environmental compliance costs, transmission disruptions, and other factors could affect our ability to meet our obligations, or cause significant increases in the market price of replacement capacity and electricity.

Our wholesale power agreements typically include provisions requiring us to post collateral for the benefit of our counterparties if the market price of energy varies from the contract prices in excess of certain pre-determined amounts.  We currently believe that we have sufficient credit to fulfill our potential collateral obligations under these power contracts.  However, our obligation to post collateral could exceed the amount of our facilities or our ability to increase our facilities could be limited by financial markets or other factors.  See Note 7 to the Financial Statements for a discussion of PPL's credit facilities.

We also face credit risk that counterparties with whom we contract in both the wholesale and retail markets will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the inception of the contract.  Whenever feasible, we attempt to mitigate these risks using various means, including agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract price in excess of certain pre-determined amounts.  However, there can be no assurance that we will avoid counterparty nonperformance risk, including bankruptcy, which could adversely impact our ability to meet our obligations to other parties, which could in turn subject us to claims for damages.

The full-requirements sales contracts that PPL EnergyPlus is awarded do not provide for specific levels of load and actual load significantly below or above our forecasts could adversely affect our energy margins.

We generally hedge our full-requirements sales contracts with energy purchases from third parties, and to a lesser extent with our own generation.  If the actual load is significantly lower than the expected load, we may be required to resell power at a lower price than was contracted for to supply the load obligation, resulting in a financial loss.  Alternatively, a significant increase in load could adversely affect our energy margins because we are required under the terms of the full-requirements sales contracts to provide the energy necessary to fulfill increased demand at the contract price, which could be lower than the cost to procure additional energy on the open market.  Therefore, any significant decrease or increase in load compared with our forecasts could have a material adverse effect on our results of operations and financial position.

Unforeseen changes in the price of coal and natural gas could cause us to incur excess coal inventories and contract termination costs.

Extraordinarily low natural gas prices during 2012 and 2013 caused natural gas to be the more cost-competitive fuel compared to coal for generating electricity.  Because we enter into guaranteed supply contracts to provide for the amount of coal needed to operate our base load coal-fired generating facilities, we may experience periods where we hold excess amounts of coal if fuel pricing results in our reducing or idling coal-fired generating facilities in favor of operating available alternative natural gas-fired generating facilities.  In addition, we may incur costs to terminate supply contracts for coal in excess of our generating requirements as occurred in 2012.

We may experience disruptions in our fuel supply, which could adversely affect our ability to operate our generation facilities.

We purchase fuel from a number of suppliers.  Disruption in the delivery of fuel and other products consumed during the production of electricity (such as coal, natural gas, oil, water, uranium, lime, limestone and other chemicals), including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.

We rely on transmission and distribution assets that we do not own or control to deliver our wholesale electricity.  If transmission is disrupted, or not operated efficiently, or if capacity is inadequate, our ability to sell and deliver power may be hindered.

We depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas we sell in the wholesale market, as well as the natural gas we purchase for use in our electricity generation facilities.  If transmission is disrupted (as a result of weather, natural disasters or other reasons) or not operated efficiently by ISOs and RTOs, in applicable markets, or if capacity is inadequate, our ability to sell and deliver products and satisfy our contractual obligations may be hindered, or we may be unable to sell products on the most favorable terms.

The FERC has issued regulations that require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis.  Although these regulations are designed to encourage competition in wholesale market transactions for electricity, there is the potential that fair and equal access to transmission systems will not be available or that transmission capacity will not be available in the amounts we require.  We cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission facilities in specific markets or whether ISOs and RTOs in applicable markets will efficiently operate transmission networks and provide related services.

Despite federal and state deregulation initiatives, our supply business is still subject to extensive regulation, which may increase our costs, reduce our revenues, or prevent or delay operation of our facilities.

Our generation subsidiaries sell electricity into the wholesale market.  Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC.  The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices.  The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not competitive, that we possess market power or that we are not charging just and reasonable rates.  Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations.  See "Regulatory Issues - FERC Market-Based Rate Authority" in Note 15 to the Financial Statements for information regarding recent court decisions that could impact the FERC's market-based rate authority program.

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

A basic premise of our generation business is that generating electricity at central power plants achieves economies of scale and produces electricity at relatively low prices.  There are alternate technologies to produce electricity, most notably fuel cells, micro turbines, windmills and photovoltaic (solar) cells, the development of which has been expanded due to global climate change concerns.  Research and development activities are ongoing to seek improvements in alternate technologies.  It is possible that advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production.  Also, as new technologies are developed and become available, the quantity and pattern of electricity usage (the "demand") by customers could decline, with a corresponding decline in revenues derived by generators.  These alternative energy sources could result in a decline to the dispatch and capacity factors of our plants.  As a result of all of these factors, the value of our generation facilities could be significantly reduced.

We are subject to certain risks associated with nuclear generation, including the risk that our Susquehanna nuclear plant could become subject to increased security or safety requirements that would increase capital and operating expenditures, uncertainties regarding spent nuclear fuel, and uncertainties associated with decommissioning our plant at the end of its licensed life.

Nuclear generation accounted for about 33% of our 2013 competitive generation output.  The risks of nuclear generation generally include:

•	the potential harmful effects on the environment and human health from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
•	limitations on the amounts and types of insurance commercially available to cover losses and liabilities that might arise in connection with nuclear operations; and

•
uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.  The licenses for our two nuclear units expire in 2042 and 2044.  See Note 21 to the Financial Statements for additional information on the ARO related to the decommissioning.

The NRC has broad authority under federal law to impose licensing requirements, including security, safety and employee-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, revised security or safety requirements promulgated by the NRC, particularly in response to the 2011 incident in Fukushima, Japan, could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant.  There also remains substantial uncertainty regarding the temporary storage and permanent disposal of spent nuclear fuel, which could result in substantial additional costs to PPL that cannot be predicted.  In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows and financial condition.  See Note 15 to the Financial Statements for a discussion of nuclear insurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

U.K. Regulated Segment (PPL)

For a description of WPD's service territory, see "Item 1. Business - General - Segment Information - U.K. Regulated Segment."  WPD has electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners.  At December 31, 2013, WPD's distribution system in the U.K. includes 1,600 substations with a total capacity of 68 million kVA, 57,180 circuit miles of overhead lines and 83,890 underground cable miles.

Kentucky Regulated Segment (PPL, LKE, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electric transmission and distribution assets and natural gas transmission and distribution assets in Kentucky.  The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.  The electric generating capacity at December 31, 2013 was:

		LKE	LG&E		KU

	Total MW	Ownership or		Ownership or		Ownership or
	Capacity	Lease Interest		Lease Interest		Lease Interest
Primary Fuel/Plant	Summer	in MW	% Ownership	in MW	% Ownership	in MW

Coal
Ghent - Units 1- 4	1,932	1,932			100.00	1,932
Mill Creek - Units 1- 4	1,472	1,472	100.00	1,472
E.W. Brown - Units 1-3	682	682			100.00	682
Cane Run - Units 4 - 6	563	563	100.00	563
Trimble County - Unit 1 (a)	511	383	75.00	383
Trimble County - Unit 2 (a)	732	549	14.25	104	60.75	445
Green River - Units 3- 4	161	161			100.00	161
OVEC - Clifty Creek (b)	1,164	95	5.63	66	2.50	29
OVEC - Kyger Creek (b)	956	78	5.63	54	2.50	24
	8,173	5,915		2,642		3,273
Natural Gas/Oil
E.W. Brown Unit 5 (c) (d)	132	132	53.00	69	47.00	63
E.W. Brown Units 6 - 7 (c)	292	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (d)	486	486			100.00	486
Trimble County Units 5 - 6	314	314	29.00	91	71.00	223
Trimble County Units 7 - 10	628	628	37.00	232	63.00	396
Paddy's Run Units 11 - 12	35	35	100.00	35
Paddy's Run Unit 13	147	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24	24			100.00	24
Zorn Unit	14	14	100.00	14
Cane Run Unit 11	14	14	100.00	14
	2,086	2,086		644		1,442
Hydro
Ohio Falls - Units 1-8	54	54	100.00	54
Dix Dam - Units 1-3	24	24			100.00	24
	78	78		54		24

Total	10,337	8,079		3,340		4,739

(a)
Trimble County Unit 1 and Trimble County Unit 2 are jointly owned with Illinois Municipal Electric Agency and Indiana Municipal Power Agency.  Each owner is entitled to its proportionate share of the units' total output and funds its proportionate share of capital, fuel and other operating costs.  See Note 14 to the Financial Statements for additional information.

(b)
This unit is owned by OVEC.  LG&E and KU have a power purchase agreement that entitles LG&E and KU to their proportionate share of the unit's total output and LG&E and KU fund their proportionate share of fuel and other operating costs.  Clifty Creek is located in Indiana and Kyger Creek is located in Ohio.  See Note 15 to the Financial Statements for additional information.

(c)
Includes a sale-leaseback interest on two combustion turbines. LG&E and KU provided funds to fully defease the lease including the purchase price and have the right to exercise an early purchase option contained in the lease after 15.5 years, which will occur in 2015. The financial statement treatment of this transaction is the same as if LG&E and KU had retained their ownership interests.

(d)
There is an inlet air cooling system attributable to these units.  This inlet air cooling system is not jointly owned; however, it is used to increase production on the units to which it relates, resulting in an additional 10 MW of capacity for LG&E and an additional 88 MW of capacity for KU.

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment."  At December 31, 2013, LG&E's transmission system included in the aggregate, 45 substations (32 of which are shared with the distribution system) with a total capacity of 7 million kVA and 675 pole miles of lines.  LG&E's distribution system included 97 substations (32 of which are shared with the transmission system) with a total capacity of 5 million kVA, 3,886 circuit miles of overhead lines and 2,419 underground cable miles.  KU's transmission system included 137 substations (57 of which are shared with the distribution system) with a total capacity of 14 million kVA and 4,079 pole miles of lines.  KU's distribution system included 480 substations (57 of which are shared with the transmission system) with a total capacity of 7 million kVA, 14,116 circuit miles of overhead lines and 2,288 underground cable miles.

LG&E's natural gas transmission system includes 4,272 miles of gas distribution mains and 388 miles of gas transmission mains, consisting of 255 miles of gas transmission pipeline, 126 miles of gas transmission storage lines, six miles of gas combustion turbine lines and one mile of gas transmission pipeline in regulator facilities.  Five underground natural gas storage fields, with a total working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to ultimate consumers.  KU's service area includes an additional 11 miles of gas transmission pipeline providing gas supply to natural gas combustion turbine electricity generating units.

Substantially all of LG&E's and KU's respective real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and, in the case of LG&E, the storage and distribution of natural gas, is subject to the lien of either the LG&E 2010 Mortgage Indenture or the KU 2010 Mortgage Indenture.  See Note 7 to the Financial Statements for additional information.

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options.  LG&E and KU plan to implement the following capacity increases and decreases at the following plants located in Kentucky.

		LG&E		KU
	Total Net					Year of
	Summer MW					Incremental
	Capacity		Ownership or		Ownership or	Capacity
	Increase /		Lease Interest		Lease Interest	Increase /
Primary Fuel/Plant	(Decrease)	% Ownership	in MW	% Ownership	in MW	Decrease

Coal
Cane Run - Units 4-6 - (a)	(563)	100.00	(563)			2015
Green River - Units 3-4 - (a)	(161)			100.00	(161)	2015
Total Capacity Decreases	(724)		(563)		(161)

Natural Gas
Cane Run - Unit 7 (b)	640	22.00	141	78.00	499	2015
Green River - Unit 5 (c)	700	40.00	280	60.00	420	2018

Solar
E.W. Brown (c)	10	36.00	4	64.00	6	2016
Total Capacity Increases	1,350		425		925

(a)	LG&E and KU anticipate retiring these units by the end of 2015. See Notes 8 and 15 to the Financial Statements for additional information.
(b)	In May 2012, LG&E and KU received approval to build this unit at the existing Cane Run site. See Note 8 to the Financial Statements for additional information.
(c)
In January 2014, LG&E and KU filed an application for a CPCN requesting approval from the KPSC to build these units at the existing Green River and E.W. Brown sites. See Note 8 to the Financial Statements for additional information.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service territory, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment."  PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners.  At December 31, 2013, PPL Electric's transmission system includes 62 substations with a total capacity of 18 million kVA and 3,986 pole miles in service.  PPL Electric's distribution system includes 358 substations with a total capacity of 13 million kVA, 37,079 circuit miles of overhead lines and 8,193 underground cable miles.  All of PPL Electric's facilities are located in Pennsylvania.  Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture.  See Note 7 to the Financial Statements for additional information.

See Note 8 to the Financial Statements for information on the Regional Transmission Line Expansion Plan.

Supply Segment (PPL and PPL Energy Supply)

The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances. PPL Energy Supply's electric generating capacity (summer rating) at December 31, 2013 was as follows.

			PPL Energy Supply's
Primary Fuel/Plant	Total MW Capacity	% Ownership	Ownership in MW	Location

Natural Gas/Oil
Martins Creek	1,729	100.00	1,729	Pennsylvania
Ironwood	662	100.00	662	Pennsylvania
Lower Mt. Bethel	555	100.00	555	Pennsylvania
Combustion turbines	363	100.00	363	Pennsylvania
	3,309		3,309

Coal
Montour	1,518	100.00	1,518	Pennsylvania
Brunner Island	1,439	100.00	1,439	Pennsylvania
Colstrip Units 1 & 2 (a)	614	50.00	307	Montana
Conemaugh (a)	1,742	16.25	283	Pennsylvania
Colstrip Unit 3 (a)	740	30.00	222	Montana
Keystone (a)	1,718	12.34	212	Pennsylvania
Corette (b)	148	100.00	148	Montana
	7,919		4,129

Nuclear
Susquehanna (a)	2,521	90.00	2,269	Pennsylvania

Hydro
Various (c)	633	100.00	633	Montana
Various	296	100.00	296	Pennsylvania
	929		929

Qualifying Facilities
Renewables (d)	34	100.00	34	Pennsylvania
Renewables	8	100.00	8	Various
	42		42

Total	14,720		10,678

(a)
This unit is jointly owned.  Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs.  See Note 14 to the Financial Statements for additional information.

(b)	PPL Energy Supply intends to place this plant in long-term reserve status in April 2015.
(c)	In 2013, PPL Montana executed a definitive agreement to sell these facilities. See Note 8 to the Financial Statements for additional information.
(d)	Includes facilities owned, controlled or for which PPL Energy Supply has the rights to the output.

Amounts guaranteed by PPL Montour and PPL Brunner Island in connection with an $800 million secured energy marketing and trading facility are secured by liens on the generating facilities owned by PPL Montour and PPL Brunner Island.  See Note 7 to the Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

See Notes 5, 6 and 15 to the Financial Statements for information regarding legal, tax litigation, regulatory and environmental proceedings and matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash" for information regarding certain restrictions on the ability to pay dividends for all Registrants.

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report.  At January 31, 2014, there were 64,515 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2013.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests.  PPL Energy Funding, a direct wholly owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests.  Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers.

PPL Energy Supply made cash distributions to PPL Energy Funding of $408 million in 2013 and $787 million in 2012.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares.  Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors.  PPL Electric paid common stock dividends to PPL of $127 million in 2013 and $95 million in 2012.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests.  PPL owns all of LKE's outstanding membership interests.  Distributions on the membership interests will be paid as determined by LKE's Board of Directors.  LKE made cash distributions to PPL of $254 million in 2013 and $155 million in 2012.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares.  Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors.  LG&E paid common stock dividends to LKE of $99 million in 2013 and $75 million in 2012.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares.  Dividends paid to LKE on those common shares are determined by KU's Board of Directors.  KU paid common stock dividends to LKE of $124 million in 2013 and $100 million in 2012.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2013	2012	2011 (c)	2010 (c)	2009

Income Items (in millions)
Operating revenues	$11,860	$12,286	$12,737	$8,521	$7,449
Operating income	2,339	3,109	3,101	1,866	896
Income from continuing operations after income taxes
attributable to PPL shareowners	1,128	1,532	1,493	955	414
Net income attributable to PPL shareowners	1,130	1,526	1,495	938	407
Balance Sheet Items (in millions) (d)
Total assets	46,259	43,634	42,648	32,837	22,165
Short-term debt	701	652	578	694	639
Long-term debt	20,907	19,476	17,993	12,663	7,143
Noncontrolling interests		18	268	268	319
Common equity	12,466	10,480	10,828	8,210	5,496
Total capitalization	34,074	30,626	29,667	21,835	13,597
Financial Ratios
Return on average common equity - %	9.84	13.76	14.93	13.26	7.48
Ratio of earnings to fixed charges (e)	2.2	2.9	3.1	2.7	1.9
Common Stock Data
Number of shares outstanding - Basic (in thousands)
Year-end	630,321	581,944	578,405	483,391	377,183
Weighted-average	608,983	580,276	550,395	431,345	376,082
Income from continuing operations after income taxes
available to PPL common shareowners - Basic EPS	$1.85	$2.62	$2.70	$2.21	$1.10
Income from continuing operations after income taxes
available to PPL common shareowners - Diluted EPS	$1.76	$2.61	$2.70	$2.20	$1.10
Net income available to PPL common shareowners -
Basic EPS	$1.85	$2.61	$2.71	$2.17	$1.08
Net income available to PPL common shareowners -
Diluted EPS	$1.76	$2.60	$2.70	$2.17	$1.08
Dividends declared per share of common stock	$1.47	$1.44	$1.40	$1.40	$1.38
Book value per share (d)	$19.78	$18.01	$18.72	$16.98	$14.57
Market price per share (d)	$30.09	$28.63	$29.42	$26.32	$32.31
Dividend payout ratio - % (f)	84	55	52	65	128
Dividend yield - % (g)	4.89	5.03	4.76	5.32	4.27
Price earnings ratio (f) (g)	17.10	11.01	10.89	12.13	29.92
Sales Data - GWh
Domestic - Electric energy supplied - retail (h)	44,564	42,379	40,147	14,595	38,912
Domestic - Electric energy supplied - wholesale (h)(i)	61,124	54,958	63,701	74,105	37,772
Domestic - Electric energy delivered - retail	67,848	66,931	67,806	42,463	36,689
U.K. - Electric energy delivered	78,219	77,467	58,245	26,820	26,358
(a)
The earnings each year were affected by several items that management considers special.  See "Results of Operations - Segment Results" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2013, 2012 and 2011.  The earnings were also affected by the sales of various businesses.  See Note 9 to the Financial Statements for a discussion of discontinued operations in 2013, 2012 and 2011.

(b)	See "Item 1A. Risk Factors" and Notes 1, 6 and 15 to the Financial Statements for a discussion of uncertainties that could affect PPL's future financial condition.
(c)
2011 includes eight months of WPD Midlands activity following the April 1, 2011 acquisition, as PPL consolidates WPD on a one-month lag.  2010 includes two months of LKE activity following the November 1, 2010 acquisition.

(d)	As of each respective year-end.
(e)
Computed using earnings and fixed charges of PPL and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, amortization of debt discount, expense and premium - net, other interest charges, the estimated interest component of operating rentals and preferred securities distributions of subsidiaries.  See Exhibit 12(a) for additional information.

(f)	Based on diluted EPS.
(g)	Based on year-end market prices.
(h)	The electric energy supplied changes in 2010 reflect the expiration of the PLR contract between PPL EnergyPlus and PPL Electric as of December 31, 2009.
(i)	GWh are included until the transaction closing for facilities that were sold.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 6 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 7.  Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

(All Registrants)

This combined Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL Corporation and each of its Subsidiary Registrants.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

The information provided in this Item 7. should be read in conjunction with the Registrants' Consolidated Financial Statements and the accompanying Notes.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of each Registrant's business strategy, a summary of PPL's earnings, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•
"Results of Operations" for PPL provides a more detailed analysis of earnings by segment, and for the Subsidiary Registrants, includes a summary of earnings.  For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal items on the Statements of Income, comparing 2013 with 2012 and 2012 with 2011.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles.  This section also includes a discussion of forecasted sources and uses of cash and rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of the Registrants and that require their management to make significant estimates, assumptions and other judgments of inherently uncertain matters.

Overview

For a description of the Registrants and their businesses, see "Item 1. Business."

Business Strategy

(All Registrants except PPL Energy Supply)

The strategy for the regulated businesses of WPD, PPL Electric, LKE, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs.  These regulated businesses also focus on providing competitively priced energy to customers and achieving stable, long-term growth in earnings and rate base, or RAV, as applicable.  Both rate base and RAV are expected to grow for the foreseeable future as a result of significant capital expenditure programs to maintain existing assets and improving system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to electricity generation facilities.  Future RAV for WPD will also be affected by RIIO-ED1, effective April 1, 2015, as the recovery period for assets placed in service after that date will be extended from 20 to 45 years.

Recovery of capital project costs is attained through various rate-making mechanisms, including periodic base rate case proceedings, FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms.  In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide for timely recovery of prudently incurred costs.  In Pennsylvania, the recently approved DSIC mechanism will help PPL Electric reduce regulatory lag and provide for timely recovery of distribution reliability-related capital investment.  In addition, Pennsylvania has several other cost recovery mechanisms in place to reduce regulatory lag and provide for timely recovery of prudently incurred costs.  See "Financial and Operational Developments - Distribution System Improvement Charge" below for additional information on the implementation of the DSIC mechanism in 2013 and "Item 1. Business - Segment Information - U.K. Regulated Segment - Revenues and Regulation" for changes to the regulatory framework in the U.K. applicable to WPD beginning in 2015.

(PPL and PPL Energy Supply)

The strategy for PPL Energy Supply is to optimize the value from its competitive generation asset and marketing portfolios while mitigating near-term volatility in both cash flows and earnings.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply is focused on maintaining profitability during the current and projected period of low energy and capacity prices.  See "Financial and Operational Developments - Economic and Market Conditions" below for additional information.

(PPL)

As a result of the acquisition of WPD Midlands in April 2011, PPL increased the proportion of its overall earnings that is subject to foreign currency translation risk.  The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent they have U.S. dollar denominated debt.  To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

(All Registrants)

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain targeted credit profiles and liquidity positions.  In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units.  To manage these risks, PPL generally uses contracts such as forwards, options and swaps.

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segment were as follows.

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

U.K. Regulated (a)	$922	$803	$325	15	147
Kentucky Regulated	307	177	221	73	(20)
Pennsylvania Regulated	209	132	173	58	(24)
Supply (b)	(272)	414	776	(166)	(47)
Corporate and Other (c)	(36)			n/a	n/a
Net Income Attributable to PPL Shareowners	$1,130	$1,526	$1,495	(26)	2

EPS - basic	$1.85	$2.61	$2.71	(29)	(4)
EPS - diluted (d)	$1.76	$2.60	$2.70	(32)	(4)

(a)
2013 and 2012 include a full year of WPD Midlands' results, while 2011, the year WPD Midlands was acquired, includes eight months of its results and was also impacted by certain acquisition related costs.  See Notes 7 and 10 to the Financial Statements for additional information on the acquisition and related financing.

(b)
2013 includes a charge of $697 million ($413 million after-tax) for the termination of the operating lease of the Colstrip coal-fired electricity generating facility and an impairment charge of $65 million ($39 million after-tax) for the Corette coal-fired plant and related emission allowances.  See Notes 8 and 18 to the Financial Statements for additional information.

(c)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.  For 2012 and 2011, there were no significant amounts in this category.

(d)	See "Equity Units" below for information on the Equity Units' impact on the calculation of 2013 diluted EPS.

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's reportable segments' results.  See PPL's "Results of Operations - Segment Earnings" for details of these special items.

	2013	2012	2011

U.K. Regulated	$67	$107	$(157)
Kentucky Regulated	3	(16)
Supply	(531)	18	142
Total PPL	$(461)	$109	$(15)

The changes in PPL's reportable segments results for 2013 compared with 2012, excluding the impact of special items, were due to the following factors (on an after-tax basis):

•
Increase at the U.K. Regulated segment primarily due to higher electricity delivery revenues and lower U.K. income taxes, partially offset by higher operation and maintenance expense and higher depreciation.

•	Increase at the Kentucky Regulated segment primarily due to higher base rates that became effective January 1, 2013 and returns from additional environmental capital investments.
•
Increase at the Pennsylvania Regulated segment primarily due to higher distribution base rates that became effective January 1, 2013, higher transmission margins from additional capital investments, lower operation and maintenance expense and higher distribution sales volume due to weather, partially offset by higher depreciation.

•
Decrease at the Supply segment primarily due to lower baseload energy prices, higher depreciation and higher income taxes, partially offset by higher capacity prices, higher nuclear generation volume and lower operation and maintenance expense.

The changes in PPL's reportable segments' results for 2012 compared with 2011, excluding the impact of special items, were due to the following factors (on an after-tax basis):

•
Increase at the U.K. Regulated segment primarily due to four additional months of earnings from the WPD Midlands businesses, higher delivery revenue and lower U.K. income taxes, partially offset by higher U.S. income taxes, higher depreciation and a less favorable currency exchange rate.

•
Decrease at the Kentucky Regulated segment primarily due to higher operation and maintenance expense, higher depreciation, higher property taxes and losses from an equity method investment, partially offset by lower income taxes.

•
Decrease at the Pennsylvania Regulated segment primarily due to higher operation and maintenance expense, higher income and non-income taxes, lower distribution margins as a result of mild weather early in the year and higher depreciation, partially offset by higher transmission revenue and lower financing costs due to the redemption of $250 million of preferred securities.

•
Decrease at the Supply segment primarily due to lower Eastern energy margins resulting from lower baseload energy and capacity prices, lower Western energy margins resulting from an early 2012 contract termination related to the bankruptcy of a large customer, higher operation and maintenance expense, higher depreciation, higher income taxes and higher financing costs.

See "Results of Operations" below for further discussion of PPL's reportable segments and analysis of results of operations.

2014 Outlook

(PPL)

Excluding special items, lower earnings are expected in 2014 compared with 2013.  The factors underlying these projections by segment and Subsidiary Registrant are discussed below (on an after-tax basis).

(PPL's U.K. Regulated Segment)

Excluding special items, earnings in 2014 are projected to be comparable with 2013.  Higher electricity delivery revenue and lower pension expense are expected to be offset by higher income taxes, higher depreciation and higher financing costs.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Excluding special items, lower earnings are projected in 2014 compared with 2013, primarily driven by higher operation and maintenance expense, higher depreciation and higher financing costs, partially offset by returns on additional environmental capital investments and modest retail load growth.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, higher earnings are projected in 2014 compared with 2013, primarily driven by higher transmission margins and returns on distribution improvement capital spending, partially offset by higher financing costs and higher income taxes.

(PPL's Supply Segment and PPL Energy Supply)

Excluding special items, lower earnings are projected in 2014 compared with 2013, primarily driven by lower energy and capacity prices, partially offset by lower financing costs and lower income taxes.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7, and Notes 1, 6 and 15 to the Financial Statements (as applicable) for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

Economic and Market Conditions

(PPL and PPL Energy Supply)

Continued depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development and additional renewable energy sources, primarily wind in the western U.S.  Unregulated Gross Energy Margins associated with PPL Energy Supply's competitive generation and marketing business are impacted by changes in energy and capacity market prices and demand for electricity and natural gas, power plant availability, competition in the markets for retail customers, fuel costs and availability, transmission constraints that impact the locational pricing of electricity at PPL Energy Supply's power plants, fuel transportation costs and the level and price of hedging activities.  As a result of these factors, energy margins were lower in 2013 compared to 2012 and future energy margins are expected to be lower compared to 2013 energy margins.  See "Changes in Non-GAAP Financial Measures - Unregulated Gross Energy Margins in Statement of Income Analysis" below for additional information on energy margins for 2011 through 2013.  As has been PPL Energy Supply's practice in periods of changing business conditions, PPL Energy Supply continues to review its future business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels.

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

(PPL and PPL Energy Supply)

In the third quarter of 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.  During the fourth quarter of 2013, PPL Energy Supply determined its Corette plant was impaired and PPL Energy Supply recorded a charge of $65 million, or $39 million after-tax.  See "Application of Critical Accounting Policies - Asset Impairment (Excluding Investments)" for additional information.

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern 633 MW of hydroelectric generation facilities located in Montana for $900 million in cash, subject to certain adjustments.  The sale is subject to closing conditions, including receipt of regulatory approvals by the FERC and the Montana Public Service Commission and certain third-party consents.  The sale is not expected to close before the second half of 2014.  To facilitate the sale, on December 20, 2013, PPL Montana terminated its operating lease arrangement related to partial interests in Units 1, 2 and 3 of the Colstrip coal-fired electricity generating facility and acquired those interests, collectively, for $271 million.  As a result, PPL Energy Supply recorded a charge of $697 million, or $413 million after-tax, for the lease termination.  See Note 8 to the Financial Statements for additional information.

PPL Energy Supply believes its remaining competitive coal-fired generation assets in Pennsylvania are well positioned to meet the current environmental requirements described above based on prior and planned investments.  The current depressed levels of energy and capacity prices in PJM, as well as management's forward view of these prices using its fundamental pricing models recently updated in conjunction with the annual business planning process, continue to put pressure on the recoverability of PPL Energy Supply's investment in its Pennsylvania coal-fired generation assets.  In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither plant was impaired as of December 31, 2013.  The recoverability test is very sensitive to forward energy and capacity price assumptions, as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact PPL Energy Supply's operations of these facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  The carrying value of the Pennsylvania coal-fired generation assets tested was $2.7 billion as of December 31, 2013 ($1.4 billion for Brunner Island and $1.3 billion for Montour).

(PPL, LKE, LG&E and KU)

As a result of the environmental requirements discussed above, LKE projects $2.2 billion ($1.1 billion each at LG&E and KU) in capital investment over the next five years and the anticipated retirement by 2015 of five coal-fired units (three at LG&E and two at KU) with a combined summer capacity rating of 724 MW (563 MW at LG&E and 161 MW at KU).  KU retired the 71 MW unit at the Tyrone plant in February 2013 and a 12 MW unit at the Haefling plant in December 2013.  The retirement of these coal-fired units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E and KU.  See Note 8 to the Financial Statements for additional information regarding the anticipated retirement of these units as well as plans to build two combined-cycle natural gas facilities in Kentucky.

The KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that provide for timely recovery of prudently incurred costs (including costs associated with environmental requirements).  The Kentucky utility businesses are impacted by changes in customer usage levels, which can be driven by a number of factors including weather conditions and economic factors that impact the load utilized by customers.

(All Registrants)

The Registrants cannot predict the impact that future economic and market conditions and regulatory requirements may have on their financial condition or results of operations.

(PPL)

Ofgem Review of Line Loss Calculation

Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentives and penalties for the DPCR4, which ended in March 2010.  During 2013, WPD recorded increases of $45 million to the liability with reductions to "Utility" revenue on the Statement of Income.  PPL cannot predict the outcome of this matter.  Based on information received from Ofgem in 2013, WPD currently estimates the potential loss exposure for this matter to be between $74 million and $213 million.  See Note 6 to the Financial Statements for additional information.

Distribution Revenue Reduction

In December 2013, WPD and other U.K. DNOs, announced agreements with the U.K. Department of Energy and Climate Change and Ofgem to a reduction of £5 per residential customer of electricity distribution revenues that otherwise would have been collected in the regulatory year beginning April 1, 2014.  Full recovery of the revenue reduction, together with the associated carrying cost, will occur during the regulatory year beginning April 1, 2015 for three of the WPD DNOs, and will occur over the eight year RIIO-ED1 regulatory period for the fourth DNO.  PPL projects that, as a result of this change, 2014 earnings for its U.K. Regulated segment will be adversely affected by $29 million and earnings for 2015 and 2016 will be positively affected by $7 million and $12 million.

RIIO-ED1 - Fast Tracking

In July 2013, WPD filed with Ofgem its 8-year business plans for its four DNOs for RIIO-ED1.  In November 2013, Ofgem determined that the business plans of all four of WPD's DNOs were suitable for accelerated consideration or "fast tracking".  Fast tracking affords several benefits to the WPD DNOs including the ability to collect additional revenue equivalent to 2.5% of total annual expenditures during the 8-year price control period, or approximately $35 million annually, greater revenue certainty and a higher level of cost savings retention.

In February 2014, Ofgem announced its decision on the consultation related to the cost of equity to be used during the RIIO-ED1 period.  The resulting real cost of equity for WPD was 6.4%, compared to 6.7% proposed in WPD's business plan submittals.  WPD elected to accept this change and remain in the fast-track process.  The change in the cost of equity is not expected to have a significant impact on the results of operations for PPL.  Ofgem expects to announce its fast track final determination in late February 2014.

See "Item 1. Business - Segment Information - U.K. Regulated Segment" for additional information.

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

Equity Units

During 2013, several events occurred related to the 2010 Equity Units.  During the second quarter of 2013, PPL Capital Funding remarketed the Junior Subordinated Notes and simultaneously exchanged the remarketed notes for three tranches of Senior Notes.  The transaction resulted in a $10 million loss on extinguishment of the Junior Subordinated Notes.  Additionally, in July 2013, PPL issued 40 million shares of common stock at $28.73 per share to settle the 2010 Purchase Contracts.  PPL received net cash proceeds of $1.150 billion, which were used to repay short-term and long-term debt obligations and for other general corporate purposes.

In 2013, the If-Converted Method of calculating diluted EPS was applied to the Equity Units prior to settlement.  This resulted in $44 million of interest charges (after-tax) being added back to income available to PPL common shareowners, and 53 million weighted-average incremental shares of PPL common stock being treated as outstanding for purposes of the diluted EPS calculation.  See Note 4 to the Financial Statements for the impact on the calculation of diluted EPS.

During 2014, two events are anticipated related to the 2011 Equity Units.  PPL will receive proceeds of $978 million through the issuance of PPL common stock to settle the 2011 Purchase Contracts and PPL Capital Funding expects to remarket the 4.32% Junior Subordinated Notes due 2019.  See Note 7 to the Financial Statements for additional information.

Tax Litigation

In May 2013, the U.S. Supreme Court reversed the December 2011 ruling of the U.S. Court of Appeals for the Third Circuit, on the creditability for U.S. income tax purposes of the U.K. Windfall Profits Tax paid by a U.K. subsidiary of PPL.  As a result of this decision, PPL recorded an income tax benefit of $44 million in 2013.  See Note 5 to the Financial Statements for additional information.

U.K. Tax Rate Change

In July 2013, the U.K. Finance Act 2013 was enacted, which reduces the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20%, effective April 1, 2015.  As a result of these changes, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit of $97 million during 2013.

Susquehanna Turbine Blade Inspection (PPL and PPL Energy Supply)

In the spring of 2013, PPL Susquehanna made modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  The modifications were made during the Unit 2 refueling outage and an additional planned outage for Unit 1.  In September 2013, data from extensive vibration monitoring equipment installed on the turbine blades identified cracks in a small number of the blades on both units.  Unit 2 completed a blade inspection and replacement outage on September 23, 2013.  Based upon the evaluation of the conditions on Unit 1 and the latest inspection of previously removed blades, PPL Susquehanna will continue to operate Unit 1 and monitor the blades through the vibration monitoring equipment.  The financial impact of the Unit 2 outage was not material.  PPL Susquehanna continues to work with the turbine manufacturer to identify and resolve the issues causing the blade cracking.

Distribution System Improvement Charge (PPL and PPL Electric)

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

(PPL, LKE, LG&E and KU)

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E and authorizes a 10.25% return on equity.  The approved rates became effective January 1, 2013.

(KU)

In November 2013, the VSCC approved a stipulation providing for increases in annual base electricity rates of $4.7 million.  The approved rates became effective December 1, 2013.  The order does not formally establish a return on equity, but authorizes use of a 10% return on equity for certain annual rate filing purposes.

FERC Formula Rates (KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Subject to regulatory approval, the new formula rate may become effective during the second quarter of 2014.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment.  The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins) and a reconciliation of non-GAAP financial measures to "Operating Income." The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing year-to-year changes.  "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

On April 1, 2011, PPL completed its acquisition of WPD Midlands.  WPD Midlands' results are included within "Segment Results - U.K. Regulated Segment."  As PPL is consolidating WPD Midlands on a one-month lag, consistent with its accounting policy on consolidation of foreign subsidiaries, a full year of WPD Midlands' results of operations are included in PPL's results for 2013 and 2012, and eight months of WPD Midlands' results of operations are included in PPL's results for 2011.  When discussing PPL's results of operations for 2013 compared with 2012, the results of WPD Midlands are comparable and have not been isolated for purposes of comparability.  For 2012 compared with 2011, WPD Midlands results have been isolated for purposes of comparability.  See Note 10 to the Financial Statements for additional information regarding the acquisition.

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

(Subsidiary Registrants)

The discussion for each of PPL Energy Supply, PPL Electric, LKE, LG&E and KU provides a summary of earnings.  The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing year-to-year changes.  "Earnings, Margins and Statement of Income Analysis" are presented separately for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

PPL Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs, WPD Midlands acquisition-related costs and allocated financing costs.  The U.K. Regulated segment represents 82% of Net Income Attributable to PPL Shareowners for 2013 and 34% of PPL's assets at December 31, 2013.

Net Income Attributable to PPL Shareowners includes the following results (PPL WW and WPD Midlands on a consolidated basis, except for 2012 and 2011 acquisition-related adjustments, which are shown separately):

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Utility revenues (a)	$2,359	$2,289	$1,618	3	41
Energy-related businesses	44	47	35	(6)	34
Total operating revenues	2,403	2,336	1,653	3	41
Other operation and maintenance	470	439	374	7	17
Depreciation	300	279	211	8	32
Taxes, other than income	147	147	113		30
Energy-related businesses	29	34	17	(15)	100
Total operating expenses	946	899	715	5	26
Other Income (Expense) - net	(39)	(51)	13	(24)	(492)
Interest Expense	425	421	336	1	25
Income Taxes	71	153	98	(54)	56
WPD Midlands acquisition-related adjustments, net of tax		(9)	(192)	(100)	(95)
Net Income Attributable to PPL Shareowners (b)	$922	$803	$325	15	147

(a)	2011 includes $790 million for WPD Midlands.
(b)	2011 includes $137 million for WPD Midlands, net of acquisition-related adjustments.

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special.  WPD Midlands' results for 2012 compared with 2011 and effects of movements in foreign currency exchange rates are on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of these special items.

	2013 vs. 2012	2012 vs. 2011
U.K.
Utility revenues	$240	$49
Other operation and maintenance	(40)	(26)
Depreciation	(25)	(8)
Interest expense	(10)	16
Other	1	(4)
Income taxes		17
WPD Midlands, after-tax		224
U.S.
Interest expense and other	(1)	(15)
Income taxes	1	(25)
Foreign currency exchange, after-tax	(7)	(14)
Special items, after-tax	(40)	264
Total	$119	$478

U.K.

•	The increase in utility revenues in 2013 compared with 2012 was primarily due to the impact of the April 1, 2013 and 2012 price increases.

The increase in utility revenues in 2012 compared with 2011 was primarily due to the impact of the April 1, 2012 and 2011 price increases which resulted in $78 million of higher utility revenues, partially offset by $13 million of lower volumes due primarily to a downturn in the economy and weather.

•	The increase in other operation and maintenance for 2013 compared with 2012 was primarily due to higher network maintenance costs.

The increase in other operation and maintenance in 2012 compared with 2011 was primarily due to higher pension expense resulting from an increase in amortization of actuarial losses.

•	The increase in depreciation expense for both periods was primarily due to PP&E additions.

•	The increase in interest expense in 2013 compared with 2012 was primarily due to debt issuances in April 2012 and October 2013.

The decrease in interest expense in 2012 compared with 2011 was primarily due to lower interest expense on index-linked notes.

•	Income taxes for 2013 compared with 2012 were flat despite higher pre-tax income primarily due to lower U.K. tax rates.

The decrease in income taxes in 2012 compared with 2011 was primarily due to the tax deductibility of interest on acquisition financing of $12 million and a $9 million benefit relating to customer contributions for capital expenditures.

WPD Midlands (2012 vs. 2011)

•	Earnings in 2012 compared with 2011 were affected by an additional four months of results in 2012 totaling $171 million, after-tax.

•
The comparable eight-month period was affected by higher utility revenue of $125 million resulting from the April 1, 2012 price increase and $26 million of lower pension expense, partially offset by $26 million of higher taxes due to higher pre-tax income, $25 million of additional interest expense on debt issuances in 2011 and 2012 and $25 million of higher taxes due to a U.K./U.S. intercompany tax transaction.

U.S.

•	The increase in interest expense and other in 2012 compared with 2011 was primarily due to the 2011 Equity Units issued to finance the WPD Midlands acquisition.

•
The decrease in income taxes for 2013 compared with 2012 was primarily due to a $42 million adjustment related to a ruling obtained from the IRS regarding 2010 U.K. earnings and profits calculations, partially offset by a $27 million increase attributable to a revision in the expected taxable amount of cash repatriation in 2013.

The increase in income taxes in 2012 compared with 2011 was primarily due to $28 million of tax benefits recorded in 2011 as a result of U.K. pension plan contributions and a $20 million adjustment primarily related to the recalculation of 2010 U.K. earnings and profits, partially offset by $25 million from a U.K./U.S. intercompany tax transaction.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results.

	Income Statement
	Line Item	2013	2012	2011
	Other Income
Foreign currency-related economic hedges, net of tax of $15, $18, ($2) (a)	(Expense) - net	$(29)	$(33)	$5
WPD Midlands acquisition-related adjustments:
2011 Bridge Facility costs, net of tax of $0, $0, $14 (b)	Interest Expense			(30)
	Other Income
Foreign currency loss on 2011 Bridge Facility, net of tax of $0, $0, $19 (c)	(Expense) - net			(38)
	Other Income
Net hedge gains, net of tax of $0, $0, ($17) (c)	(Expense) - net			38
Hedge ineffectiveness, net of tax of $0, $0, $3 (d)	Interest Expense			(9)
	Other Income
U.K. stamp duty tax, net of tax of $0, $0, $0 (e)	(Expense) - net			(21)
	Other operation
Separation benefits, net of tax of $1, $4, $26 (f)	and maintenance	(4)	(11)	(75)
Other acquisition-related adjustments, net of tax of ($2), ($1), $20	(g)	8	2	(57)
Other:
Change in U.K. tax rate (h)	Income Taxes	84	75	69
Windfall tax litigation (i)	Income Taxes	43		(39)
Change in WPD line loss accrual, net of tax of $10, ($23), $0 (j)	Utility	(35)	74
Total		$67	$107	$(157)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.
(b)	Represents fees incurred to establish the 2011 Bridge Facility.
(c)
Represents the foreign currency loss on repayment of the 2011 Bridge Facility, including a pre-tax foreign currency loss of $15 million associated with proceeds received on the U.S. dollar-denominated senior notes issued by PPL WEM in April 2011 that were used to repay a portion of PPL WEM's borrowing under the 2011 Bridge Facility.  The foreign currency risk was economically hedged with forward contracts to purchase GBP, which resulted in pre-tax gains of $55 million.

(d)	Represents a combination of ineffectiveness associated with terminated interest rate swaps and a charge recorded as a result of certain interest rate swaps failing hedge effectiveness testing.
(e)	Tax on the transfer of ownership of property in the U.K., which is not tax deductible for income tax purposes.
(f)
2012 represents severance compensation and early retirement deficiency costs.  2011 primarily represents severance compensation, early retirement deficiency costs and outplacement services for employees separating from the WPD Midlands companies as a result of a reorganization to transition the WPD Midlands companies to the same operating structure as WPD (South West) and WPD (South Wales).  2011 also includes severance compensation and early retirement deficiency costs associated with certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.

(g)
2011 primarily includes $34 million, pre-tax, of advisory, accounting and legal fees which are recorded in "Other Income (Expense) - net" on the Statement of Income; $37 million, pre-tax, of costs, primarily related to the termination of certain contracts, rebranding and relocation costs that were recorded to "Other operation and maintenance" expense on the Statement of Income; and $6 million, pre-tax, of costs associated with the integration of certain information technology assets, that were recorded in "Depreciation" on the Statement of Income.

(h)
The U.K. Finance Act of 2013, enacted in July 2013, reduced the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20%, effective April 1, 2015.  The U.K. Finance Act of 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  The U.K. Finance Act of 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and reduced the rate from 26% to 25% effective April 1, 2012.  As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in 2013, 2012 and 2011.

(i)
In 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS concluding that the 1997 U.K. Windfall Profits Tax (WPT) imposed on all U.K. privatized utilities, including PPL's U.K. subsidiary, is a creditable tax for U.S. Federal income tax purposes.  In January 2011, the IRS appealed the U.S. Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision and holding that the WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  In May 2013, the U.S. Supreme Court reversed the Third Circuit's December 2011 ruling.  As a result, PPL recorded a $43 million income tax benefit during 2013.  See Note 5 to the Financial Statements for additional information.

(j)
In November 2012, Ofgem issued additional consultation on the final DPCR4 line loss close-out that published values for each DNO and further indicated the preferred methodology that would replace the methodology under WPD's licenses, and also indicated that the line loss incentive implemented at the last rate review will be withdrawn and no incentive will apply for the DPCR5 period.  Based on this, WPD Midlands reduced its line loss liability by $97 million, pre-tax in 2012.  In 2013, WPD Midlands increased its line loss accrual by $45 million pre-tax based on additional information provided by Ofgem regarding the calculation.  See Note 6 to the Financial Statements for additional information.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas in Kentucky.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.  The Kentucky Regulated segment represents 27% of Net Income Attributable to PPL Shareowners for 2013 and 26% of PPL's assets at December 31, 2013.

Net Income Attributable to PPL Shareowners includes the following results:

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Utility revenues	$2,976	$2,759	$2,793	8	(1)
Fuel	896	872	866	3	1
Energy purchases	217	195	238	11	(18)
Other operation and maintenance	778	778	751		4
Depreciation	334	346	334	(3)	4
Taxes, other than income	48	46	37	4	24
Total operating expenses	2,273	2,237	2,226	2
Other Income (Expense) - net	(7)	(15)	(1)	(53)	1,400
Other-Than-Temporary Impairments		25		(100)	n/a
Interest Expense	212	219	217	(3)	1
Income Taxes	179	80	127	124	(37)
Income (Loss) from Discontinued Operations (net of income taxes)	2	(6)	(1)	(133)	500
Net Income Attributable to PPL Shareowners	$307	$177	$221	73	(20)

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	2013 vs. 2012	2012 vs. 2011

Kentucky Gross Margins	$220	$(8)
Other operation and maintenance	(5)	(16)
Depreciation	(34)	(10)
Taxes, other than income	(1)	(9)
Other Income (Expense) - net	7	(14)
Interest Expense	7	(2)
Income Taxes	(83)	31
Special items, after-tax	19	(16)
Total	$130	$(44)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Higher other operation and maintenance in 2012 compared with 2011 primarily due to $11 million of expenses related to an increased scope of scheduled outages and a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

•
Higher depreciation in 2013 compared with 2012 primarily due to environmental costs related to the 2005 and 2006 ECR plans now being included in base rates. As a result, $51 million of depreciation associated with those environmental projects is shown as depreciation in 2013.  Depreciation for these ECR plans was included in Kentucky Gross Margins in 2012 and 2011.  This increase was partially offset by lower depreciation due to revised rates that were effective January 1, 2013.  Both events are the result of the 2012 rate case proceedings.

Higher depreciation in 2012 compared with 2011 due to additions to PP&E.

•
Lower other income (expense) - net in 2012 compared with 2013 and 2011 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

•	Higher income taxes in 2013 compared with 2012 and lower income taxes in 2012 compared with 2011 are primarily due to the change in pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results.

	Income Statement
	Line Item	2013	2012	2011
Adjusted energy-related economic activity, net, net of tax of $0, $0, $(1) (a)	Utility Revenues				$1
Impairments:
Other asset impairments, net of tax of $0, $10, $0 (b)	Other-Than-Temporary-Impairments		$(15)
LKE acquisition-related adjustments:
	Income Taxes and Other operation
Net operating loss carryforward and other tax-related adjustments	and maintenance		4
Other:
LKE discontinued operations (c)	Discontinued Operations	$2	(5)		(1)
EEI adjustments, net of tax of $0, $0, $0 (d)	Other Income (Expense) - net	1
Total		$3	$(16)	$

(a)	Recorded by LG&E and is reflected in "Operating Revenues" for LKE and in "Retail and wholesale" for LG&E on the Statements of Income.
(b)	KU recorded an impairment of its equity method investment in EEI. See Note 18 to the Financial Statements for additional information.
(c)	2012 includes an adjustment recorded by LKE to an indemnification liability.
(d)	Recorded by KU.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.  In addition, certain financing costs are allocated to the Pennsylvania Regulated segment.  The Pennsylvania Regulated segment represents 18% of Net Income Attributable to PPL Shareowners for 2013 and 15% of PPL's assets at December 31, 2013.

Net Income Attributable to PPL Shareowners includes the following results:

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Operating revenues
External	$1,866	$1,760	$1,881	6	(6)
Intersegment	4	3	11	33	(73)
Total operating revenues	1,870	1,763	1,892	6	(7)
Energy purchases
External	588	550	738	7	(25)
Intersegment	51	78	26	(35)	200
Other operation and maintenance	531	576	530	(8)	9
Depreciation	178	160	146	11	10
Taxes, other than income	103	105	104	(2)	1
Total operating expenses	1,451	1,469	1,544	(1)	(5)
Other Income (Expense) - net	6	9	7	(33)	29
Interest Expense	108	99	98	9	1
Income Taxes	108	68	68	59	-
Net Income	209	136	189	54	(28)
Net Income Attributable to Noncontrolling Interests (Note 3)		4	16	(100)	(75)
Net Income Attributable to PPL Shareowners	$209	$132	$173	58	(24)

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not on their respective Statement of Income line items.

	2013 vs. 2012	2012 vs. 2011

Pennsylvania Gross Delivery Margins	$114	$19
Other operation and maintenance	23	(50)
Depreciation	(18)	(14)
Taxes, other than income	5	(9)
Other Income (Expense) - net	(3)	2
Interest Expense	(9)	(1)
Income Taxes	(39)
Noncontrolling Interests	4	12
Total	$77	$(41)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Lower other operation and maintenance for 2013 compared with 2012, primarily due to lower storm costs of $17 million and lower support group costs of $19 million, partially offset by $14 million increased vegetation management costs.

Higher other operation and maintenance for 2012 compared with 2011, primarily due to $17 million in higher payroll-related costs due to less project costs being capitalized in 2012, higher support group costs of $11 million and $10 million for increased vegetation management costs.

•	Higher depreciation for both periods primarily due to PP&E additions related to the ongoing efforts to ensure the reliability of the delivery system and replace aging infrastructure.

•
Income taxes were higher in 2013 compared with 2012 primarily due to higher pre-tax income which increased income taxes by $47 million, partially offset by $8 million of income tax return adjustments primarily recorded in 2012, largely related to changes in flow-through regulated tax depreciation.

Income taxes were flat in 2012 compared with 2011 primarily due to lower pre-tax income which decreased income taxes by $22 million, primarily offset by $9 million of depreciation not normalized and $11 million of income tax return adjustments, largely related to changes in flow-through regulated tax depreciation.

•	Lower noncontrolling interests for both periods due to PPL Electric's redemption of preference securities in June 2012.

Supply Segment

The Supply segment consists primarily of PPL Energy Supply's wholesale, retail, marketing and trading activities, as well as the competitive generation operations.  In addition, certain financing and other costs are allocated to the Supply segment.  The Supply segment represents negative 24% of Net Income Attributable to PPL Shareowners for 2013 and 25% of PPL's assets at December 31, 2013.  In 2011, PPL Energy Supply subsidiaries completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 9 to the Financial Statements for additional information.

Net Income Attributable to PPL Shareowners includes the following results.

				% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Energy revenues
External (a)	$4,075	$4,970	$5,938	(18)	(16)
Intersegment	51	79	26	(35)	204
Energy-related businesses	527	461	472	14	(2)
Total operating revenues	4,653	5,510	6,436	(16)	(14)
Fuel (a)	1,049	965	1,080	9	(11)
Energy Purchases
External (a)	1,168	1,810	2,277	(35)	(21)
Intersegment	3	2	4	50	(50)
Other operation and maintenance (b)	1,072	1,058	899	1	18
Loss on lease termination (c)	697			n/a	n/a
Depreciation	318	289	245	10	18
Taxes, other than income	66	68	72	(3)	(6)
Energy-related businesses	512	450	467	14	(4)
Total operating expenses	4,885	4,642	5,044	5	(8)
Other Income (Expense) - net	33	18	43	83	(58)
Other-Than-Temporary Impairments	1	2	6	(50)	(67)
Interest Expense	228	222	192	3	16
Income Taxes	(157)	247	463	(164)	(47)
Income (Loss) from Discontinued Operations			3	n/a	(100)
Net Income	(271)	415	777	(165)	(47)
Net Income Attributable to Noncontrolling Interests	1	1	1
Net Income Attributable to PPL Shareowners	$(272)	$414	$776	(166)	(47)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements for additional information.
(b)
2013 includes an impairment charge of $65 million ($39 million after-tax) for the Corette coal-fired plant and related emission allowances.  See Note 18 to the Financial Statements for additional information.

(c)	See Note 8 to the Financial Statements for additional information.

The changes in the components of the Supply segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	2013 vs. 2012	2012 vs. 2011

Unregulated Gross Energy Margins	$(194)	$(197)
Other operation and maintenance	40	(100)
Depreciation	(29)	(44)
Taxes, other than income	5	8
Other Income (Expense) - net	19	(26)
Interest Expense	(6)	(20)
Other	(5)	5
Income Taxes	33	136
Special items, after-tax	(549)	(124)
Total	$(686)	$(362)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•
Lower other operation and maintenance in 2013 compared with 2012 primarily due to lower fossil and hydroelectric costs of $17 million, largely driven by lower outage costs in 2013 and lower pension expense of $11 million.

Higher other operation and maintenance in 2012 compared with 2011 primarily due to higher costs at PPL Susquehanna of $33 million, $20 million due to the Ironwood Acquisition, $7 million of higher fossil and hydroelectric unit costs and $11 million of higher pension expense.

•	Higher depreciation in 2013 compared with 2012 primarily due to PP&E additions.

Higher depreciation in 2012 compared with 2011 primarily due to a $24 million impact from PP&E additions and $17 million due to the Ironwood Acquisition.

•	Higher other income (expense) - net in 2013 compared with 2012, however no individual item was significant in comparison to the prior year.

Lower other income (expense) - net in 2012 compared with 2011 primarily due to a $22 million gain on the July 2011 debt redemption.

•
Higher interest expense in 2012 compared with 2011 primarily due to hedging activity, which increased interest expense by $30 million, and $12 million related to the debt assumed as a result of the Ironwood Acquisition, partially offset by $11 million of lower interest on short-term borrowings.

•
Lower income taxes in 2013 compared with 2012 due to lower pre-tax income, which reduced income taxes by $62 million, and $10 million related to the impact of prior period tax return adjustments, partially offset by $38 million of higher taxes due to state tax rate changes.

Lower income taxes in 2012 compared with 2011 due to lower pre-tax income, which reduced income taxes by $151 million, and $23 million related to lower adjustments to valuation allowances on Pennsylvania net operating losses, partially offset by $21 million related to the impact of prior period tax return adjustments.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results.

	Income Statement
	Line Item	2013	2012	2011
Adjusted energy-related economic activity - net, net of tax of $54, ($26), ($52)	(a)	$(77)	$38	$72
Impairments:
	Other operation and
Emission allowances, net of tax of $0, $0, $1	maintenance			(1)
	Other operation and
RECs, net of tax of $0, $0, $2	maintenance			(3)
	Other Income
Adjustments - nuclear decommissioning trust investments, net of tax of $0, ($2), $0	(Expense) - net		2
	Other operation and
Other asset impairments, net of tax of $0, $0, $0	maintenance		(1)
	Other operation and
Corette asset impairment, net of tax of $26, $0, $0 (b)	maintenance	(39)
LKE acquisition-related adjustments:
Sale of certain non-core generation facilities, net of tax of $0, $0, $0	Discontinued Operations			(2)
Other:
Montana hydroelectric litigation, net of tax of $0, $0, ($30)	(c)			45
Litigation settlement - spent nuclear fuel storage, net of tax of $0, $0, ($24) (d)	Fuel			33
Change in tax accounting method related to repairs	Income Taxes	(3)
	Other operation and
Counterparty bankruptcy, net of tax of ($1), $5, $5 (e)	maintenance	1	(6)	(6)
	Unregulated wholesale
Wholesale supply cost reimbursement, net of tax of $0, $0, ($3) (f)	energy		1	4
	Other operation and
Ash basin leak remediation adjustment, net of tax of $0, ($1), $0	maintenance		1
Coal contract modification payments, net of tax of $0, $12, $0 (g)	Fuel		(17)
Loss on Colstrip operating lease termination, net of tax of $284, $0, $0 (h)	Loss on lease termination	(413)
Total		$(531)	$18	$142

(a)	See "Reconciliation of Economic Activity" below.
(b)
In 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette coal-fired plant in Montana in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with MATS.  During the fourth quarter of 2013, PPL Energy Supply determined its Corette plant was impaired and recorded a pre-tax charge of $65 million for the plant and related emission allowances.  See Note 18 to the Financial Statements for additional information.

(c)
In February 2012, the U.S. Supreme Court overturned the Montana state court decisions requiring PPL Montana to make lease payments for the use of certain Montana streambeds.  As a result, in 2011, PPL Montana reversed its total loss accrual.  The amount related to periods prior to 2011 was considered a special item, which consisted of a $65 million net credit to "Other operation and maintenance" and a $10 million net credit to "Interest Expense" on the Statement of Income in 2011.

(d)
In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. DOE relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits to fuel expense to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  This special item represents amounts recorded in 2011 to cover the costs incurred from 1998 through December 2010.

(e)
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

(f)
In January 2012, PPL received $7 million pre-tax, related to electricity delivered to a wholesale customer in 2008 and 2009.  The additional revenue results from several transmission projects approved at PJM for recovery that were not initially anticipated at the time of the electricity auctions and therefore were not included in the auction pricing.  A FERC order was issued in 2011 approving the disbursement of these supply costs by the wholesale customer to the suppliers; therefore, PPL accrued its share of this additional revenue in 2011.

(g)	As a result of lower electricity and natural gas prices, coal-fired generation output decreased during 2012. Contract modification payments were incurred to reduce 2012 and 2013 coal deliveries.
(h)
In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern certain hydroelectric generating facilities located in Montana.  To facilitate the sale of the hydroelectric facilities, on December 20, 2013, PPL Montana terminated its operating lease arrangement related to partial interests in Units 1, 2 and 3 of the Colstrip coal-fired electric generating facility and acquired those interests, collectively, for $271 million.  At lease termination, the existing lease-related assets on the balance sheet were written-off and the acquired Colstrip assets were recorded at fair value as of the acquisition date.  PPL and PPL Energy Supply recorded a charge of $697 million ($413 million after-tax) for the termination of the lease.  See Note 8 to the Financial Statements for additional information.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	2013	2012	2011
Operating Revenues
Unregulated wholesale energy	$(721)	$(311)	$1,407
Unregulated retail energy	12	(17)	31
Operating Expenses
Fuel	(4)	(14)	6
Energy Purchases	586	442	(1,123)
Energy-related economic activity (a)	(127)	100	321
Option premiums (b)	(4)	(1)	19
Adjusted energy-related economic activity	(131)	99	340
Less: Economic activity realized, associated with the monetization of certain
full-requirement sales contracts in 2010		35	216
Adjusted energy-related economic activity, net, pre-tax	$(131)	$64	$124

Adjusted energy-related economic activity, net, after-tax	$(77)	$38	$72

(a)	See Note 19 to the Financial Statements for additional information.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  Option premiums are recorded in "Unregulated wholesale energy" and "Energy purchases" on the Statements of Income.

Margins

Non-GAAP Financial Measures

Management utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's, LKE's, LG&E's and KU's electricity generation, transmission and distribution operations as well as LKE's and LG&E's distribution and sale of natural gas.  In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded as "Other operation and maintenance" on the Statements of Income) are deducted from revenues.  In addition, certain other expenses, recorded as "Other operation and maintenance" and "Depreciation" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues.  These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives.  As a result, this measure represents the net revenues from the electricity and gas operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Energy purchases from affiliate" in PPL Electric's reconciliation table).  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's and PPL Energy Supply's competitive energy activities, which are managed on a geographic basis.  In calculating this measure, energy revenues, including operating revenues associated with certain businesses classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax,  recorded in "Taxes, other than income," and operating expenses associated with certain businesses classified as discontinued operations.  This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Unregulated wholesale energy", "Unregulated retail energy" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Unregulated wholesale energy to affiliate" in PPL Energy Supply's reconciliation table).  "Unregulated Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Adjusted energy-related economic activity includes the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in "Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and report their results of their operations.  Management believes these measures provide additional useful criteria to make investment decisions.  These performance measures are used, in conjunction with other information, by senior management and PPL's Board of Directors to manage the operations, analyze actual results compared with budget and, in certain cases, to measure certain corporate financial goals used to determine variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31.

	2013						2012
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross			Operating	Kentucky	PA Gross	Gross			Operating
	Gross	Delivery	Energy			Income	Gross	Delivery	Energy			Income
	Margins	Margins	Margins	Other (a)		(b)	Margins	Margins	Margins	Other (a)		(b)

Operating Revenues
Utility	$2,976	$1,866		$2,359	(c)	$7,201	$2,759	$1,760		$2,289	(c)	$6,808
PLR intersegment utility
revenue (expense) (d)		(51)	$51					(78)	$78
Unregulated wholesale energy			3,758	(714)	(e)	3,044			4,416	(290)	(e)	4,126
Unregulated retail energy (f)			1,019	8	(e)	1,027			865	(21)	(e)	844
Energy-related businesses				588		588				508		508
Total Operating Revenues	2,976	1,815	4,828	2,241		11,860	2,759	1,682	5,359	2,486		12,286

Operating Expenses
Fuel	896		1,045	3	(g)	1,944	872		931	34	(g)	1,837
Energy purchases	217	588	1,742	(580)	(e)	1,967	195	550	2,204	(394)	(e)	2,555
Other operation and
maintenance	97	82	20	2,626		2,825	101	104	19	2,611		2,835
Loss on lease termination (Note 8)				697		697
Depreciation	5			1,156		1,161	51			1,049		1,100
Taxes, other than income	1	95	37	231		364		91	34	241		366
Energy-related businesses			7	556		563				484		484
Intercompany eliminations		(4)	3	1				(3)	3
Total Operating Expenses	1,216	761	2,854	4,690		9,521	1,219	742	3,191	4,025		9,177
Total	$1,760	$1,054	$1,974	$(2,449)		$2,339	$1,540	$940	$2,168	$(1,539)		$3,109

	2011
			Unregulated
	Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$2,791	$1,881		$1,620	(c)	$6,292
PLR intersegment utility
revenue (expense) (d)		(26)	$26
Unregulated wholesale energy			3,743	1,469	(e)	5,212
Unregulated retail energy (f)			696	30	(e)	726
Energy-related businesses				507		507
Total Operating Revenues	2,791	1,855	4,465	3,626		12,737

	2011
			Unregulated
	Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)
Operating Expenses
Fuel	866		1,151	(71)	(g)	1,946
Energy purchases	238	738	912	1,365	(e)	3,253
Other operation and
maintenance	90	108	16	2,453		2,667
Depreciation	49			911		960
Taxes, other than income		99	30	197		326
Energy-related businesses				484		484
Intercompany eliminations		(11)	3	8
Total Operating Expenses	1,243	934	2,112	5,347		9,636
Discontinued operations			12	(12)	(h)
Total	$1,548	$921	$2,365	$(1,733)		$3,101

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  For 2012, "Unregulated wholesale energy" and "Energy purchases" include a net pre-tax loss of $35 million related to the monetization of certain full-requirement sales contracts.  2011 includes a net pre-tax loss of $216 million related to the monetization of certain full-requirement sales contracts and a net pre-tax gain of $19 million related to the amortization of option premiums.

(f)	Although retail energy revenues continue to grow, the net margins related to these activities are not currently a significant component of Unregulated Gross Energy Margins.
(g)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  2012 includes a net pre-tax loss of $29 million related to coal contract modification payments.  2011 includes pre-tax credits of $57 million for the spent nuclear fuel litigation settlement.

(h)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the year ended December 31 as well as the change between periods.  The factors that gave rise to the changes are described following the table.

				$ Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Kentucky Regulated
Kentucky Gross Margins
LKE	$1,760	$1,540	$1,548	$220	$(8)
LG&E	791	727	724	64	3
KU	969	813	823	156	(10)

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$803	$730	$741	$73	$(11)
Transmission	251	210	180	41	30
Total	$1,054	$940	$921	$114	$19

Supply
Unregulated Gross Energy Margins
Eastern U.S.	$1,756	$1,867	$2,015	$(111)	$(148)
Western U.S.	218	301	350	(83)	(49)
Total	$1,974	$2,168	$2,365	$(194)	$(197)

Kentucky Gross Margins

Kentucky Gross Margins increased in 2013 compared with 2012, primarily due to higher base rates of $102 million ($44 million at LG&E and $58 million at KU), environmental cost recoveries added to base rates of $53 million ($3 million at LG&E and $50 million at KU), returns from additional environmental capital investments of $34 million ($16 million at LG&E and $18 million at KU), higher fuel recoveries of $18 million ($7 million at LG&E and $11 million at KU) and higher volumes of $6 million ($9 million higher at KU partially offset by $3 million lower at LG&E).

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

Kentucky Gross Margins decreased in 2012 compared with 2011, primarily due to $6 million of lower wholesale margins at LG&E, resulting from lower market prices.  Retail margins were $10 million lower at KU, as volumes were impacted by unseasonably mild weather during the first four months of 2012.  Retail margins were $8 million higher at LG&E due to incremental returns on environmental investments, with retail volumes consistent with the prior year.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased in 2013 compared with 2012, primarily due to a $53 million favorable effect of price, largely comprised of higher base rates, effective January 1, 2013, a $15 million impact of weather primarily due to the adverse effect of mild weather in 2012 and higher volumes of $5 million.

Distribution margins decreased in 2012 compared with 2011, primarily due to a $14 million impact of weather primarily due to the adverse effect of mild weather early in 2012 and lower revenue applicable to certain energy-related costs of $3 million due to fewer PLR customers in 2012, partially offset by a $7 million charge recorded in 2011 to reduce a portion of the transmission service charge regulatory asset associated with a 2005 undercollection that was not included in any subsequent rate reconciliations filed with the PUC.

Transmission

Transmission margins increased for both periods, primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

Eastern margins decreased in 2013 compared with 2012 primarily due to $435 million of lower baseload energy prices, partially offset by $198 million of higher capacity prices and $100 million of increased nuclear generation volume.

Eastern margins decreased in 2012 compared with 2011 primarily due to $121 million of lower baseload energy prices and $54 million of lower capacity prices.

Western U.S.

Western margins decreased in 2013 compared with 2012 primarily due to $69 million of lower wholesale energy prices and $15 million of lower net economic availability of coal and hydroelectric units.

Western  margins decreased in 2012 compared with 2011 primarily due to $34 million of lower wholesale volumes, including $31 million related to the bankruptcy of SMGT, $9 million of higher average fuel prices and $9 million of lower wholesale energy prices.

Statement of Income Analysis --

Utility Revenues

The increase (decrease) in utility revenues was due to:
	2013 vs. 2012	2012 vs. 2011
Domestic:
PPL Electric (a)	$106	$(121)
LKE (b)	217	(34)
Total Domestic	323	(155)

U.K.:
Price (c)	264	78
Volume (d)	5	(13)
Recovery of allowed revenues (e)	(43)	(6)
WPD Midlands line loss accrual adjustments (f)	(142)
Foreign currency exchange rates	(27)	(11)
Other	13	(10)
WPD Midlands (g)		633
Total U.K.	70	671
Total	$393	$516

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)
The increase in 2013 compared with 2012 was due to price increases effective April 1, 2013 and April 1, 2012.  The increase in 2012 compared with 2011 was due to price increases effective April 1, 2012 and April 1, 2011.

(d)
The increase in 2013 compared with 2012 was primarily due to the favorable effect of weather.  The decrease in 2012 compared with 2011 was primarily due to the downturn in the economy and the unfavorable effect of weather.

(e)
The decrease in 2013 compared with 2012 was primarily due to over-recovered revenues as a result of price and weather related volume effects that are not expected to reverse within the regulatory year ending March 31, 2014.  Therefore, a liability was recorded and utility revenue reduced for the amount of the over-recovery in 2013.  These amounts are expected to be refunded within the regulatory year beginning April 1, 2014.

(f)
The decrease was due to a $97 million increase in revenue in 2012 and a $45 million reduction in revenue in 2013 from adjusting a loss accrual based on information provided by Ofgem regarding the calculation of line loss incentives and penalties for all network operators, primarily related to DPCR4.  See Note 6 to the Financial Statements for additional information.

(g)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 were not comparable with 2011, as 2011 includes eight months of WPD Midlands' results.  The increase in 2012 compared with 2011 was primarily due to four additional months of utility revenue in 2012 of $446 million.  The comparable eight month period was higher in 2012 compared to 2011 due to a $125 million price increase effective April 1, 2012 and the $97 million line loss accrual adjustment in 2012 discussed above.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items are included above within "Margins" and are not discussed separately.

	2013 vs. 2012	2012 vs. 2011

Unregulated wholesale energy	$(1,082)	$(1,086)
Unregulated retail energy	183	118
Fuel	107	(109)
Energy purchases	(588)	(698)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2013 vs. 2012	2012 vs. 2011
Domestic:
LKE coal plant operations and maintenance (a)	$(15)	$21
Act 129 costs incurred (b)	(24)	(6)
Vegetation management (c)	14	10
PPL Electric payroll-related costs (d)	4	17
Montana hydroelectric litigation (e)		65
PPL Susquehanna (f)	(3)	33
Fossil and hydroelectric plants (g)	43	1
Ironwood Acquisition (h)		20
PUC-reportable storm costs, net of insurance recoveries	(21)	14
PPL EnergyPlus (i)	(18)	17
Stock based compensation	2	17
Other	(10)	21

	2013 vs. 2012	2012 vs. 2011
U.K.:
Network maintenance (j)	32	11
Third-party engineering (k)	12	(3)
Pension (l)	8	21
Separation benefits (m)	(11)
Employee-related expenses	(7)
Foreign currency exchange rates	(4)	(2)
Acquisition-related adjustments	(8)
WPD Midlands (n)		(85)
Other	(4)	(4)
	$(10)	$168

(a)
The decrease in 2013 compared with 2012 was primarily due to $21 million of lower costs related to the timing and scope of scheduled outages, partially offset by increased generation costs.  The increase in 2012 compared with 2011 was primarily due to $11 million of expenses related to an increase scope of scheduled outages, as well as $5 million of increased maintenance at the Ghent plant on the scrubber system and primary fuel combustion system.

(b)
Relates to costs associated with PPL Electric's PUC-approved energy efficiency and conservation plan with programs starting in 2010.  These costs are recovered in customer rates.  The decrease in both periods primarily results from the number of programs and timing of such programs.  Phase 1 of Act 129 closed in May 2013.  Phase 2 programs began in June 2013.

(c)
PPL Electric incurred higher vegetation management costs in both periods due to increased activities related to maintaining and increasing system reliability for both the transmission and distribution systems.  The amount for 2012 compared to the 2011 period was also higher due to increased costs to comply with federal transmission reliability requirements.

(d)	PPL Electric Utilities incurred higher payroll costs of $17 million in 2012 compared with 2011 due to less project costs being capitalized.
(e)
In February 2012, the U.S. Supreme Court overturned the Montana state court decisions requiring PPL Montana to make lease payments for the use of certain Montana streambeds.  As a result, in 2011, PPL Montana reversed its total loss accrual.  See Note 15 to the Financial Statements for additional information.

(f)	2012 compared with 2011 was higher due to outage and project costs.
(g)
In 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette plant in long-term reserve status, suspending the plant's operations due to expected market conditions and the costs to comply with MATS.  During the fourth quarter of 2013, PPL Energy Supply determined its Corette plant was impaired and recorded a charge of $65 million for the plant and related emission allowances.  See Note 18 to the Financial Statements for additional information.

(h)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2012 includes nine months of expense and, therefore, have been isolated for purposes of comparability.  See Note 10 to the Financial Statements for information on the acquisition.

(i)
2013 compared with 2012 was lower primarily due to SMGT filing under Chapter 11 of the U.S. Bankruptcy Code.  $11 million of receivables billed to SMGT were fully reserved in 2012.  For 2012 compared with 2011, no individual item was significant in comparison to the prior year.

(j)	The increases in both periods were primarily due to higher vegetation management costs.
(k)	These costs are offset by revenues reflected in "Utility" on the Statement of Income.
(l)	The increases in both periods were due to higher pension costs resulting from increased amortization of actuarial losses.
(m)	The decrease in 2013 compared with 2012 was primarily due to costs incurred in 2012 related to the WPD Midlands reorganization.
(n)
Amounts in 2012 compared with 2011 were not comparable as 2011 includes eight months of WPD Midlands' results and therefore, have been isolated for purposes of comparability.  The increase in 2012 compared with 2011 was partially due to four additional months of expense in 2012 of $86 million.  The comparable eight month period was $171 million lower in 2012 compared to 2011 primarily due to $86 million of lower separation benefits, $34 million of lower acquisition related costs, and $26 million of lower pension expense.

Loss on Lease Termination

A $697 million charge was recorded in 2013 for the termination of the Colstrip operating lease to facilitate the sale of the Montana hydroelectric generating facilities.  See Note 8 to the Financial Statements for additional information.

Depreciation

The increase (decrease) in depreciation was due to:

	2013 vs. 2012	2012 vs. 2011

Additions to PP&E, net	$89	$65
LKE lower depreciation rates effective January 1, 2013 (a)	(22)
WPD Midlands (b)		55
Ironwood Acquisition (c)		17
Other	(6)	3
Total	$61	$140

(a)	A result of the 2012 rate case.
(b)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 were not comparable with 2011, which includes eight months of WPD Midlands' results and therefore, have been isolated for purposes of comparability. The increase in 2012 compared with 2011 is primarily due to four additional months of expense in 2012 of $49 million.

(c)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2012 includes nine months of expenses and therefore, have been isolated for purposes of comparability.  See Note 10 to the Financial Statements for information on the acquisition.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	2013 vs. 2012	2012 vs. 2011

Domestic property tax expense (a)	$3	$14
State capital stock tax (b)	(5)	(11)
WPD Midlands (c)		33
Other		4
Total	$(2)	$40

(a)
The increase in 2012 compared with 2011 is primarily due to the fully amortized PURTA refund to the customers in 2011 pursuant to PUC regulations.  This tax is included in "Pennsylvania Gross Delivery Margins" above.

(b)	The decrease in 2012 compared with 2011 was due to changes in the statutory rate from the prior year.
(c)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2011 includes eight months of WPD Midlands' results and therefore, have been isolated for purposes of comparability.  The increase in 2012 compared with 2011 is primarily due to four additional months of expense in 2012 of $30 million.

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	2013 vs. 2012	2012 vs. 2011

Economic foreign currency exchange contracts (Note 19)	$14	$(62)
Net hedge gains associated with the 2011 Bridge Facility (a)		(55)
Foreign currency loss on 2011 Bridge Facility		57
Gain on redemption of debt (b)		(22)
WPD Midlands acquisition-related adjustments in 2011 (Note 10)		55
Losses from equity method investments	8	(9)
Charitable contributions	(15)	(1)
Other	9	(6)
Total	$16	$(43)

(a)	Represents a gain on foreign currency contracts in 2011 that hedged the repayment of the 2011 Bridge Facility borrowing.
(b)
In July 2011, as a result of PPL Electric's redemption of 7.125% Senior Secured Bonds due 2013, PPL recorded a gain on the accelerated amortization of the fair value adjustment to the debt recorded in connection with previously settled fair value hedges.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $26 million in 2013 compared with 2012 and increased by $21 million in 2012 compared with 2011 primarily due to a $25 million pre-tax impairment of the EEI investment in 2012.  See Notes 1 and 18 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense was due to:

	2013 vs. 2012	2012 vs. 2011

2011 Bridge Facility costs related to the acquisition of WPD Midlands (Notes 7 and 10)		$(44)
2011 Equity Units (a)	$(2)	12
Long-term debt interest expense (b)	31	3
Short-term debt interest expense (c)	3	(12)
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	4	(12)
WPD Midlands (d)		80
Ironwood Acquisition (e)		12
Hedging activities and ineffectiveness	4	29
Capitalized interest (f)	6	(6)
Montana hydroelectric litigation (g)		10
Loss on extinguishment of debt (h)	10
Other	(11)	(9)
Total	$45	$63

(a)	Interest related to the issuance in April 2011 to support the WPD Midlands acquisition.

(b)
2013 increased due to debt issuances by PPL Capital Funding in March 2013, June 2012 and October 2012, by PPL Electric in July 2013 and August 2012, and WPD (East Midlands) in April 2012.  Partially offsetting these increases was PPL Energy Supply's debt maturity in July 2013.

(c)	2012 compared with 2011 was lower primarily due to lower interest rates on 2012 short-term borrowings coupled with lower fees on credit facilities.
(d)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2011 includes eight months of WPD Midlands' results and therefore, have been isolated for purposes of comparability.  The increase in 2012 compared with 2011 is primarily due to four additional months of expense in 2012 of $74 million.

(e)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2012 includes nine months of expense and therefore, have been isolated for purposes of comparability.  See Note 10 to the Financial Statements for information on the acquisition.

(f)	Includes AFUDC.
(g)
In February 2012, the U.S. Supreme Court overturned the Montana state court decisions requiring PPL Montana to make lease payments for the use of certain Montana streambeds.  As a result, in 2011, PPL Montana reversed its total loss accrual including accrued interest.  See Note 15 to the Financial Statements for additional information.

(h)	In May 2013, PPL Capital Funding remarketed and exchanged junior subordinate notes that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.

See Note 7 to the Financial Statements for information on 2013 long-term debt activity.

Income Taxes

The increase (decrease) in income taxes was due to:

	2013 vs. 2012	2012 vs. 2011

Change in pre-tax income	$(335)	$(296)
State valuation allowance adjustments (a)	11	(23)
State deferred tax rate change (b)	34	7
Federal and state tax reserve adjustments (c)	(42)	(40)
Federal and state tax return adjustments (d)	(21)	33
U.S. income tax on foreign earnings net of foreign tax credit (e)	(17)	57
U.K. Finance Act adjustments (f)	(22)	2
Foreign valuation allowance adjustments (g)		(147)
Foreign tax reserve adjustments (g)	3	134
Foreign tax return adjustments	2	(6)
Depreciation not normalized (a)	3	9
Net operating loss carryforward adjustments (h)	9	(9)
WPD Midlands (i)		146
Other	10	(13)
Total	$(365)	$(146)

(a)
The valuation allowances recorded on PPL's state deferred tax assets primarily relate to Pennsylvania net operating loss carryforwards.  Pennsylvania requires that each corporation file a separate income tax return and has significant annual limitations on the deduction for net operating loss carryforwards.  Currently, Pennsylvania allows an annual maximum deduction equal to the greater of $3 million or 20% of taxable income.  Recent legislation increased the annual maximum deduction to the greater of $5 million or 30% of taxable income for tax years beginning in 2015.

During 2013, PPL recorded $24 million state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income over the remaining carryforward period of Pennsylvania net operating losses.

During 2012, PPL recorded $9 million state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income over the remaining carryforward period of Pennsylvania net operating losses.

During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL recorded a $43 million state deferred income tax expense related to deferred tax valuation allowances during 2011.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in-service deadline was extended to January 1, 2013 for property that had a cost in excess of $1 million, had a production period longer than one year and had a tax life of at least ten years.  PPL's tax deduction for 100% bonus regulated tax depreciation was zero in 2013 and was significantly lower in 2012 than in 2011.

(b)
Changes in state apportionment resulted in an increase to the future estimated state tax rate at December 31, 2013 and reductions to the future estimated state tax rate at December 31, 2012 and 2011.  PPL recorded a $15 million deferred tax expense in 2013, a $19 million deferred tax benefit in 2012 and a $26 million deferred tax benefit in 2011 related to its state deferred tax liabilities.

(c)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling of the U.S. Court of Appeals for the Third Circuit on the creditability of U.K. Windfall Profits Tax for tax purposes.  As a result of this decision, PPL recorded a tax benefit of $44 million during 2013.  PPL recorded $39 million tax expense related to the U.S. Court of Appeals for the Third Circuit's ruling in 2011.  See Note 5 to the Financial Statements for additional information.

PPL recorded a tax benefit of $7 million during 2013 and $6 million during 2012 and 2011 to federal and state income tax reserves related to stranded cost securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization is zero.

(d)
During 2012, PPL recorded $16 million in federal and state income tax expense related to the filing of the 2011 federal and state income tax returns.  Of this amount, $5 million relates to the reversal of prior years' state income tax benefits related to regulated depreciation.  PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL adopted the safe harbor method with the filing of its 2011 federal income tax return.

During 2011, PPL recorded $17 million in federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of this amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts and $3 million in tax benefits related to the flow-through impact of Pennsylvania regulated state tax depreciation.
(e)
During 2013, PPL recorded $25 million income tax expense resulting from increased taxable dividends offset by a $19 million income tax benefit associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on an amended 2010 U.S. tax return.

During 2012, PPL recorded a $23 million adjustment to federal income tax expense related to the recalculation of 2010 U.K. earnings and profits.

During 2011, PPL recorded a $28 million federal income tax benefit related to U.K. pension contributions.
(f)
The U.K.'s Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a $97 million deferred tax benefit in 2013 related to both rate decreases.

The U.K.'s Finance Act 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a $75 million deferred tax benefit in 2012 related to both rate decreases.  WPD Midlands' portion of the deferred tax benefit is $43 million.

The U.K.'s Finance Act 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and from 26% to 25% effective April 1, 2012.  As a result, PPL reduced its net deferred tax liabilities and recognized a $69 million deferred tax benefit in 2011 related to both rate decreases.  WPD Midlands' portion of the deferred tax benefit is $35 million.
(g)
During 2011, WPD reached an agreement with the HMRC related to the amount of the capital losses that resulted from prior years' restructuring in the U.K. and recorded a $147 million foreign tax benefit for the reversal of tax reserves related to the capital losses.  Additionally, WPD recorded a $147 million valuation allowance for the amount of capital losses that, more likely than not, will not be utilized.

(h)	During 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(i)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2011 includes eight months of WPD Midlands' results and therefore, have been isolated for purposes of comparability.  The increase in 2012 compared with 2011 was primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Noncontrolling Interests

"Net Income Attributable to Noncontrolling Interests" decreased by $4 million in 2013 compared with 2012 and $12 million in 2012 compared with 2011 primarily due to PPL Electric's June 2012 redemption of all 2.5 million shares of its preference stock.

PPL Energy Supply:  Earnings, Margins and Statement of Income Analysis

Earnings

	2013	2012	2011

Net Income (Loss) Attributable to PPL Energy Supply Member	$(230)	$474	$768
Special items, gains (losses), after-tax	(531)	18	142

Excluding special items, pre-tax earnings in 2013 compared with 2012 decreased primarily due to lower baseload energy prices and higher depreciation, partially offset by higher capacity prices, higher nuclear generation volume, lower operation and maintenance expense and lower income taxes.

Excluding special items, pre-tax earnings in 2012 compared with 2011 decreased primarily due to lower Eastern energy margins resulting from lower baseload energy and capacity prices, lower Western energy margins resulting from an early 2012 contract termination related to the bankruptcy of SMGT, higher operation and maintenance expense, higher depreciation, partially offset by lower financing costs and income taxes.

The table below quantifies the changes in the components of Net Income Attributable to PPL Energy Supply Member between these periods, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Supply Segment" for the details of special items.

	2013 vs. 2012	2012 vs. 2011

Unregulated Gross Energy Margins	$(194)	$(197)
Other operation and maintenance	23	(53)
Depreciation	(33)	(41)
Taxes, other than income	6	6
Other Income (Expense) - net	15	(5)
Interest Expense	(3)	16
Other	(3)	2
Income Taxes	34	102
Special items, after-tax	(549)	(124)
Total	$(704)	$(294)

Margins

"Unregulated Gross Energy Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the years ended December 31.

	2013				2012
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$3,758	$(714)	(c)	$3,044	$4,416	$(290)	(c)	$4,126
Unregulated wholesale energy
to affiliate	51			51	78			78
Unregulated retail energy (d)	1,019	12	(c)	1,031	865	(17)	(c)	848
Energy-related businesses		527		527		448		448
Total Operating Revenues	4,828	(175)		4,653	5,359	141		5,500

Operating Expenses
Fuel	1,045	4	(e)	1,049	931	34	(e)	965
Energy purchases	1,742	(574)	(c)	1,168	2,204	(386)	(c)	1,818
Energy purchases from affiliate	3			3	3			3
Other operation and maintenance	20	1,052		1,072	19	1,022		1,041
Loss on lease termination (Note 8)		697		697
Depreciation		318		318		285		285
Taxes, other than income	37	29		66	34	35		69
Energy-related businesses	7	505		512		432		432
Total Operating Expenses	2,854	2,031		4,885	3,191	1,422		4,613
Total	$1,974	$(2,206)		$(232)	$2,168	$(1,281)		$887

	2011
	Unregulated
	Gross Energy			Operating
	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$3,743	$1,469	(c)	$5,212
Unregulated wholesale energy
to affiliate	26			26
Unregulated retail energy (e)	696	31	(c)	727
Energy-related businesses		464		464
Total Operating Revenues	4,465	1,964		6,429

Operating Expenses
Fuel	1,151	(71)	(e)	1,080
Energy purchases	912	1,371	(c)	2,283
Energy purchases from affiliate	3			3
Other operation and maintenance	16	913		929
Depreciation		244		244
Taxes, other than income	30	41		71
Energy-related businesses		458		458
Total Operating Expenses	2,112	2,956		5,068
Discontinued Operations	12	(12)	(f)
Total	$2,365	$(1,004)		$1,361

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  For 2012, "Unregulated wholesale energy" and "Energy purchases" include a net pre-tax loss of $35 million related to the monetization of certain full-requirement sales contracts.  2011 includes a net pre-tax loss of $216 million related to the monetization of certain full-requirement sales contracts and a net pre-tax gain of $19 million related to the amortization of option premiums.

(d)	Although retail energy revenues continue to grow, the net margins related to these activities are not currently a significant component of Unregulated Gross Energy Margins.
(e)
Includes economic activity related to fuel as described in "Commodity Price Risk (Non-trading) - Economic Activity" within Note 19 to the Financial Statements.  2012 includes a net pre-tax loss of $29 million related to coal contract modification payments.  2011 includes pre-tax credits of $57 million for the spent nuclear fuel litigation settlement.

(f)
Represents the net of certain revenues and expenses associated with certain businesses that are classified as discontinued operations.  These revenues and expenses are not reflected in "Operating Income" on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Unregulated Gross Energy Margins"

The following Statement of Income line items are included above within "Unregulated Gross Energy Margins" and are not discussed separately.

	2013 vs. 2012	2012 vs. 2011

Unregulated wholesale energy	$(1,082)	$(1,086)
Unregulated wholesale energy to affiliate	(27)	52
Unregulated retail energy	183	121
Fuel	84	(115)
Energy purchases	(650)	(465)

Energy-Related Businesses

The $10 million net increase in contributions from energy-related businesses in 2012 compared with 2011 primarily relates to the mechanical services businesses, due to improved margins on construction and energy service projects in 2012.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2013 vs. 2012	2012 vs. 2011

Fossil and hydroelectric plants (a)	$43	$1
PPL EnergyPlus (b)	(18)	17
PPL Susquehanna (c)	(3)	33
Montana hydroelectric litigation (d)		65
Ironwood Acquisition (e)		20
Trademark royalties (f)		(34)
Other	9	10
Total	$31	$112

(a)
In 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place its Corette coal-fired plant in Montana in long-term reserve status, suspending the plant's operations due to expected market conditions and the costs to comply with MATS.  During the fourth quarter of 2013, PPL Energy Supply determined its Corette plant was impaired and recorded a charge of $65 million for the plant and related emission allowances.  See Note 18 to the Financial Statements for additional information.

(b)
2013 compared with 2012 was lower primarily due to SMGT filing under Chapter 11 of the U.S. Bankruptcy Code.  $11 million of receivables billed to SMGT were fully reserved in 2012.  For 2012 compared with 2011, no individual item was significant in comparison to the prior year.

(c)	2012 compared with 2011 was higher primarily due to outage and project costs.
(d)
In February 2012, the U.S. Supreme Court overturned the Montana state court decisions requiring PPL Montana to make lease payments for the use of certain Montana streambeds.  As a result, in 2011, PPL Montana reversed its total loss accrual.  See Note 15 to the Financial Statements for additional information.

(e)
Amounts in 2013 compared with 2012 are comparable and have not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2012 includes nine months of expense and therefore, have been isolated for purposes of comparability.  See Note 10 to the Financial Statements for information on the acquisition.

(f)	In 2011, PPL Energy Supply was charged trademark royalties by an affiliate. The agreement was terminated in December 2011.

Loss on Lease Termination

A $697 million charge was recorded in 2013 for the termination of the Colstrip operating lease to facilitate the sale of the Montana hydroelectric generating facilities.  See Note 8 to the Financial Statements for additional information.

Depreciation

Depreciation increased by $33 million in 2013 compared with 2012, primarily due to net PP&E additions.

Depreciation increased by $41 million in 2012 compared with 2011, primarily due to $16 million attributable to net PP&E additions and $17 million attributable to the Ironwood Acquisition in April 2012.

Taxes, Other Than Income

Taxes, other than income decreased by $2 million in 2012 compared with 2011, primarily due to a $7 million decrease in state capital stock tax offset by a $4 million increase in state gross receipts tax.

Other Income (Expense) - net

See Note 17 to the Financial Statements for details.

Interest Income from Affiliates

Interest income from affiliates decreased by $6 million in 2012 compared with 2011, primarily due to lower average loan balances with PPL Energy Funding.

Interest Expense

The increase (decrease) in interest expense was due to:

	2013 vs. 2012	2012 vs. 2011

Long-term debt interest expense (a)	$(5)	$(11)
Short-term debt interest expense (b)	(2)	(10)
Ironwood Acquisition (c)		12
Capitalized interest (d)	10
Net amortization of debt discounts, premiums and issuance costs (e)	(1)	(9)
Montana hydroelectric litigation (f)		10
Other	1	2
Total	$3	$(6)

(a)
The decrease in 2013 compared with 2012 was primarily due to the July 2013 debt maturity.  The decrease in 2012 compared with 2011 was primarily due to the debt redemption in July 2011, along with the repayment and subsequent issuance of debt in the fourth quarter of 2011.

(b)	The decrease in 2012 compared with 2011 was primarily due to lower interest rates on 2012 short-term borrowings coupled with lower fees on credit facilities.
(c)
The change in 2013 compared with 2012 is comparable and has not been isolated for purposes of comparability.  Amounts in 2012 compared with 2011 were not comparable as 2012 includes nine months of expense and therefore, have been isolated for purposes of comparability.

(d)	The increase in 2013 compared with 2012 was primarily due to the Rainbow hydroelectric redevelopment project.
(e)	The decrease in 2012 compared with 2011 includes the impact of accelerating the amortization of deferred financing fees of $7 million in 2011, due to the July 2011 redemption.
(f)
In February 2012, the U.S. Supreme Court overturned the Montana state court decisions requiring PPL Montana to make lease payments for the use of certain Montana streambeds.  As a result, in 2011, PPL Montana reversed its total loss accrual including accrued interest.  See Note 15 to the Financial Statements for additional information.

Income Taxes

The increase (decrease) in income taxes was due to:

	2013 vs. 2012	2012 vs. 2011

Change in pre-tax income	$(448)	$(191)
State valuation allowance adjustments (a)	2	(20)
State deferred tax rate change (b)	34	7
Federal income tax credits	4
Federal and state tax reserve adjustments (c)	8	(4)
Federal and state tax return adjustments (d)	(5)	26
Total	$(405)	$(182)

(a)
The valuation allowances recorded on PPL Energy Supply's state deferred tax assets primarily relate to Pennsylvania net operating loss carryforwards.  Pennsylvania requires that each corporation file a separate income tax return and has significant annual limitations on the deduction for net operating loss carryforwards.  Currently, Pennsylvania allows an annual maximum deduction equal to the greater of $3 million or 20% of taxable income.  Recent legislation increased the annual maximum deduction to the greater of $5 million or 30% of taxable income for tax years beginning in 2015.

During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL Energy Supply recorded $22 million in state deferred income tax expense related to deferred tax valuation allowances during 2011.

(b)
Changes in state apportionment resulted in an increase to the future estimated state tax rate at December 31, 2013 and reductions to the future estimated state tax rate at December 2012 and 2011.  PPL Energy Supply recorded a $15 million deferred tax expense in 2013, a $19 million deferred tax benefit in 2012 and a $26 million deferred tax benefit in 2011 related to its state deferred tax liabilities.

(c)
During 2013, PPL Energy Supply reversed $3 million in tax benefits related to a 2008 change in method of accounting for certain expenditure for tax purposes and recorded $4 million in federal tax expense related to differences in over (under) payment interest rates applied to audit claims as a result of the U.S. Supreme Court decision related to Windfall Profits Tax.

(d)
During 2011, PPL Energy Supply recorded $22 million in federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of that amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts.

See Note 5 to the Financial Statements for additional information on income taxes.

PPL Electric:  Earnings, Margins and Statement of Income Analysis

Earnings

	2013	2012	2011

Net Income Available to PPL	$209	$132	$173

Excluding special items, pre-tax earnings in 2013 compared with 2012 increased primarily due to higher distribution base rates that became effective January 1, 2013, higher transmission margins from additional capital investments, lower operation and maintenance expense and higher distribution sales volume due to weather, partially offset by higher depreciation.

Excluding special items, pre-tax earnings in 2012 compared with 2011 decreased primarily due to higher operation and maintenance expense, higher income and non-income taxes, lower distribution margins as a result of mild weather early in the year, higher depreciation, partially offset by higher transmission revenue and lower financing costs due to the redemption of $250 million of preferred securities.

The table below quantifies the changes in the components of Net Income Available to PPL between these periods, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line within the table and not in their respective Statement of Income line items.

	2013 vs. 2012	2012 vs. 2011

Pennsylvania Gross Delivery Margins	$114	$19
Other operation and maintenance	23	(50)
Depreciation	(18)	(14)
Taxes, other than income	5	(9)
Other Income (Expense) - net	(3)	2
Interest Expense	(9)	(1)
Income Taxes	(39)
Distributions on preference stock	4	12
Total	$77	$(41)

Margins

"Pennsylvania Gross Delivery Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2013			2012
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$1,866		$1,866	$1,760		$1,760
Electric revenue from affiliate	4		4	3		3
Total Operating Revenues	1,870		1,870	1,763		1,763

Operating Expenses
Energy purchases	588		588	550		550
Energy purchases from affiliate	51		51	78		78
Other operation and
maintenance	82	$449	531	104	$472	576
Depreciation		178	178		160	160
Taxes, other than income	95	8	103	91	14	105
Total Operating Expenses	816	635	1,451	823	646	1,469
Total	$1,054	$(635)	$419	$940	$(646)	$294

	2011
	PA Gross
	Delivery		Operating
	Margins	Other (a)	Income (b)

Operating Revenues
Retail electric	$1,881		$1,881
Electric revenue from affiliate	11		11
Total Operating Revenues	1,892		1,892

Operating Expenses
Energy purchases	738		738
Energy purchases from affiliate	26		26
Other operation and
maintenance	108	$422	530
Depreciation		146	146
Taxes, other than income	99	5	104
Total Operating Expenses	971	573	1,544
Total	$921	$(573)	$348

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Pennsylvania Gross Delivery Margins"

The following Statement of Income line items are included above within "Pennsylvania Gross Delivery Margins" and are not discussed separately.

	2013 vs. 2012	2012 vs. 2011

Retail electric	$106	$(121)
Electric revenue from affiliate	1	(8)
Energy purchases	38	(188)
Energy purchases from affiliate	(27)	52

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2013 vs. 2012	2012 vs. 2011

Act 129 costs incurred (a)	$(24)	$(6)
Vegetation management (b)	14	10
Payroll-related costs (c)	4	17
Allocation of certain corporate support group costs	(19)	11
PUC-reportable storm costs, net of insurance recovery	(18)	7
Other	(2)	7
Total	$(45)	$46

(a)
Relates to costs associated with PPL Electric's PUC-approved energy efficiency and conservation plan with programs starting in 2010.  These costs are recovered in customer rates.  The decrease in both periods primarily results from the number of programs and the timing of such programs. Phase 1 of Act 129 closed in May 2013.  Phase 2 programs began in June 2013.

(b)
PPL Electric incurred higher vegetation management costs in both periods due to increased activities related to maintaining and increasing system reliability for both the transmission and distribution systems.  The 2012 compared with 2011 period was also higher due to activities related to compliance with federal transmission reliability requirements.

(c)	Higher payroll costs of $17 million in 2012 compared with 2011 due to less project costs being capitalized.

Depreciation

Depreciation increased by $18 million in 2013 compared with 2012, and by $14 million in 2012 compared with 2011, primarily due to net PP&E additions.

Taxes, Other Than Income

Taxes, other than income increased by $1 million in 2012 compared with 2011.  The increase was primarily a result of the net effect of the fully amortized PURTA refund to customers of $10 million in 2011, partially offset by a decrease in gross receipts tax of $7 million in 2012.

Financing Costs

The increase (decrease) in financing costs was due to:

	2013 vs. 2012	2012 vs. 2011

Long-term debt interest expense (a)	$12	$1
Distributions on Preference Stock (b)	(4)	(12)
Other	(3)
Total	$5	$(11)

(a)	The increase was due to debt issuances in August 2012 and July 2013.
(b)	The decrease was due to the June 2012 redemption of all 2.5 million shares of preference stock.

Income Taxes

The increase (decrease) in income taxes was due to:

	2013 vs. 2012	2012 vs. 2011

Change in pre-tax income	$47		$(22)
Federal and state tax reserve adjustments (a)	(1)		1
Federal and state tax return adjustments (b)	(8)		11
Depreciation not normalized (c)	2		9
Other			1
Total	$40	$

(a)
PPL Electric recorded a tax benefit of $7 million during 2013 and $6 million during 2012 and 2011 to federal and state income tax reserves related to stranded costs securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization is zero.

(b)
PPL Electric changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August, 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL Electric adopted the safe harbor method with the filing of its 2011 federal income tax return and recorded a $5 million adjustment to federal and state income tax expense resulting from the reversal of prior years' state income tax benefits related to regulated depreciation.

During 2011, PPL Electric recorded a $5 million federal and state income tax benefit as a result of filing its 2010 federal and state income tax returns.  The tax benefit primarily related to the flow-through impact of Pennsylvania regulated 100% bonus tax depreciation.

(c)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal income tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed in service before January 1, 2012.  The placed in-service deadline was extended to January 1, 2013 for property that had a cost in excess of $1 million, had a production period longer that one year and had a tax life of at least ten years.  The PPL Electric's tax deduction for 100% bonus depreciation was zero in 2013 and was significantly lower in 2012 than in 2011.

See Note 5 to the Financial Statements for additional information on income taxes.

LKE:  Earnings, Margins and Statement of Income Analysis

Earnings

	2013	2012	2011

Net Income	$347	$219	$265
Special items, gains (losses), after-tax	3	(16)

Excluding special items, earnings in 2013 compared with 2012 increased primarily due to higher electricity and gas base rates that went into effect January 1, 2013 and returns from additional environmental capital investments.

Excluding special items, earnings in 2012 compared with 2011 decreased primarily due to higher operation and maintenance expense, higher depreciation, higher property taxes and losses from an equity method investment, partially offset by lower income taxes.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of the special items.

	2013 vs. 2012	2012 vs. 2011

Margins	$220	$(8)
Other operation and maintenance	(5)	(16)
Depreciation	(34)	(10)
Taxes, other than income	(1)	(9)
Other Income (Expense) - net	7	(14)
Interest Expense	6	(4)
Income Taxes	(84)	31
Special items, after-tax	19	(16)
Total	$128	$(46)

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LKE's Margins are referred to as "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2013			2012
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,976		$2,976	$2,759		$2,759
Operating Expenses
Fuel	896		896	872		872
Energy purchases	217		217	195		195
Other operation and maintenance	97	$681	778	101	$677	778
Depreciation	5	329	334	51	295	346
Taxes, other than income	1	47	48		46	46
Total Operating Expenses	1,216	1,057	2,273	1,219	1,018	2,237
Total	$1,760	$(1,057)	$703	$1,540	$(1,018)	$522

	2011
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$2,791	$2	$2,793
Operating Expenses
Fuel	866		866
Energy purchases	238		238
Other operation and maintenance	90	661	751
Depreciation	49	285	334
Taxes, other than income		37	37
Total Operating Expenses	1,243	983	2,226
Total	$1,548	$(981)	$567

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items are included above within "Margins" and are not discussed separately.

	2013 vs. 2012	2012 vs. 2011

Operating Revenues	$217	$(34)
Fuel	24	6
Energy purchases	22	(43)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2013 vs. 2012		2012 vs. 2011

Coal plant operations and maintenance (a)		$(15)	$21
Administrative and general (b)		9	(7)
Distribution maintenance (c)		3	7
Other		3	6
Total	$		$27

(a)	2013 was lower than 2012 due to $21 million of lower costs related to the timing and scope of scheduled plant outages, partially offset by increased generation costs.

2012 was higher than 2011 primarily due to $11 million of expenses related to an increased scope of scheduled outages, as well as $5 million of increased maintenance at the Ghent plant on the scrubber system and primary fuel combustion system.
(b)	2013 was higher than 2012 primarily due to increases in software maintenance and property and liability insurance expenses.

2012 was lower than 2011 primarily due to a decrease in pension expense resulting from pension funding and lower interest cost.
(c)	2012 was higher than 2011 primarily due to a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

Depreciation

The increase (decrease) in depreciation was due to:

	2013 vs. 2012	2012 vs. 2011

Lower depreciation rates effective January 1, 2013 (a)	$(22)
Additions to PP&E	10	$12
Total	$(12)	$12

(a)	A result of the 2012 rate case.

Taxes, Other Than Income

Taxes, other than income increased $9 million in 2012 compared with 2011 due to an increase in property taxes resulting from property additions, higher assessed values and changes in property classifications to categories with higher tax rates.

Other Income (Expense) - net

Other income (expense) - net increased $8 million in 2013 compared with 2012 and decreased $14 million in 2012 compared with 2011 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased $25 million in 2013 compared with 2012 and increased $25 million in 2012 compared with 2011 due to the $25 million pre-tax impairment of the EEI investment in 2012.  See Notes 1 and 18 to the Financial Statements for additional information.

Interest Expense

Interest expense decreased $6 million in 2013 compared with 2012 primarily due to amortization of a fair market value adjustment of $7 million.

Interest expense increased $4 million in 2012 compared with 2011 primarily due to LKE's issuance of $250 million of senior notes in September 2011, resulting in an $8 million increase in interest expense.  This increase was partially offset by lower interest rates.

Income Taxes

The increase (decrease) in income taxes was due to:

	2013 vs. 2012	2012 vs. 2011

Change in pre-tax income	$86	$(34)
Net operating loss carryforward adjustments (a)	9	(9)
Other	5	(4)
Total	$100	$(47)

(a)	Adjustments recorded in 2012 to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (loss) from discontinued operations (net of income taxes) increased $8 million in 2013 compared with 2012 and decreased $5 million in 2012 compared with 2011 primarily due to an adjustment in 2012 to the estimated liability for indemnifications related to the termination of the WKE lease.

LG&E:  Earnings, Margins and Statement of Income Analysis

Earnings

	2013	2012	2011

Net Income	$163	$123	$124
Special items, gains (losses), after-tax			1

Earnings in 2013 compared with 2012 increased primarily due to higher electricity and gas base rates that went into effect January 1, 2013 and returns from additional environmental capital investments.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of the special items.

	2013 vs. 2012	2012 vs. 2011

Margins	$64	$3
Other operation and maintenance	(10)	3
Depreciation	3	(4)
Taxes, other than income	(1)	(5)
Other Income (Expense) - net	1	(1)
Interest Expense	8	2
Income Taxes	(25)	2
Special items, after-tax		(1)
Total	$40	$(1)

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LG&E's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2013			2012
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,410		$1,410	$1,324		$1,324
Operating Expenses
Fuel	367		367	374		374
Energy purchases	205		205	175		175
Other operation and maintenance	45	$328	373	45	$318	363
Depreciation	2	146	148	3	149	152
Taxes, other than income		24	24		23	23
Total Operating Expenses	619	498	1,117	597	490	1,087
Total	$791	$(498)	$293	$727	$(490)	$237

	2011
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,363	$1	$1,364
Operating Expenses
Fuel	350		350
Energy purchases	245		245
Other operation and maintenance	42	321	363
Depreciation	2	145	147
Taxes, other than income		18	18
Total Operating Expenses	639	484	1,123
Total	$724	$(483)	$241

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items are included above within "Margins" and are not discussed separately.

	2013 vs. 2012	2012 vs. 2011

Retail and wholesale	$104	$(34)
Electric revenue from affiliate	(18)	(6)
Fuel	(7)	24
Energy purchases	32	(46)
Energy purchases from affiliate	(2)	(24)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2013 vs. 2012	2012 vs. 2011

Administrative and general (a)	$6		$(5)
Distribution maintenance	3		(1)
Coal plant operations and maintenance	(1)		2
Other	2		4
Total	$10	$

(a)	2013 was higher than 2012 primarily due to increases in software maintenance and property and liability insurance expenses.

2012 was lower than 2011 primarily due to a decrease in pension expense resulting from pension funding and lower interest cost.

Depreciation

The increase (decrease) in depreciation was due to:

	2013 vs. 2012	2012 vs. 2011

Lower depreciation rates effective January 1, 2013 (a)	$(8)
Additions to PP&E	4	$5
Total	$(4)	$5

(a)	A result of the 2012 rate case.

Taxes, Other Than Income

Taxes, other than income increased $5 million in 2012 compared with 2011 due to an increase in property taxes resulting from property additions, higher assessed values and changes in property classifications to categories with higher tax rates.

Interest Expense

Interest expense decreased $8 million in 2013 compared with 2012 primarily due to amortization of a fair market value adjustment of $7 million.

Income Taxes

Income taxes increased $25 million in 2013 compared with 2012 due to the change in pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

KU:  Earnings, Margins and Statement of Income Analysis

Earnings

	2013	2012	2011

Net Income	$228	$137	$178
Special items, gains (losses), after tax	1	(15)

Excluding special items, earnings in 2013 compared with 2012 increased primarily due to higher electricity base rates that went into effect January 1, 2013 and returns from additional environmental capital investments.

Excluding special items, earnings in 2012 compared with 2011 decreased primarily due to higher operation and maintenance expense, higher depreciation, higher property taxes and losses from an equity method investment.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of these special items.

	2013 vs. 2012	2012 vs. 2011

Margins	$156	$(10)
Other operation and maintenance	(1)	(16)
Depreciation	(39)	(6)
Taxes, other than income		(4)
Other Income (Expense) - net	4	(7)
Interest Expense	(1)	1
Income Taxes	(44)	16
Special items, after-tax	16	(15)
Total	$91	$(41)

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, KU's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2013			2012
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,635		$1,635	$1,524		$1,524
Operating Expenses
Fuel	529		529	498		498
Energy purchases	81		81	109		109
Other operation and maintenance	52	$330	382	55	$329	384
Depreciation	3	183	186	49	144	193
Taxes, other than income	1	23	24		23	23
Total Operating Expenses	666	536	1,202	711	496	1,207
Total	$969	$(536)	$433	$813	$(496)	$317

	2011
			Operating
	Margins	Other (a)	Income (b)

Operating Revenues	$1,548		$1,548
Operating Expenses
Fuel	516		516
Energy purchases	112		112
Other operation and maintenance	49	$313	362
Depreciation	48	138	186
Taxes, other than income		19	19
Total Operating Expenses	725	470	1,195
Total	$823	$(470)	$353

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items are included above within "Margins" and are not discussed separately.

	2013 vs. 2012	2012 vs. 2011

Retail and wholesale	$113
Electric revenue from affiliate	(2)	$(24)
Fuel	31	(18)
Energy purchases	(10)	3
Energy purchases from affiliate	(18)	(6)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2013 vs. 2012	2012 vs. 2011

Coal plant operations and maintenance (a)	$(14)	$17
Administrative and general (b)	7	(5)
Distribution maintenance (c)		8
Other	5	2
Total	$(2)	$22

(a)	2013 was lower than 2012 due to $21 million of lower costs related to the timing and scope of scheduled plant outages, partially offset by increased generation costs.

2012 was higher than 2011 primarily due to $8 million of expenses related to an increased scope of scheduled outages, as well as $5 million of increased maintenance on the scrubber system and primary fuel combustion system at the Ghent plant.
(b)	2013 was higher than 2012 primarily due to increases in software maintenance and property and liability insurance expenses.

2012 was lower than 2011 primarily due to a decrease in pension expense resulting from pension funding and lower interest cost.
(c)	2012 was higher than 2011 primarily due to a $6 million credit to establish a regulatory asset recorded when approved in 2011 related to 2009 storm costs.

Depreciation

The increase (decrease) in depreciation was due to:

	2013 vs. 2012	2012 vs. 2011

Lower depreciation rates effective January 1, 2013 (a)	$(13)
Additions to PP&E	6	$7
Total	$(7)	$7

(a)	A result of the 2012 rate case.

Other Income (Expense) - net

Other income (expense) - net increased $5 million in 2013 compared with 2012 and decreased $7 million in 2012 compared with 2011 primarily due to losses from the EEI investment recorded in 2012.  The EEI investment was fully impaired in the fourth quarter of 2012.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased $25 million in 2013 compared with 2012 and increased $25 million in 2012 compared with 2011 due to the $25 million pre-tax impairment of the EEI investment in 2012.  See Notes 1 and 18 to the Financial Statements for additional information.

Income Taxes

Income taxes increased $54 million in 2013 compared with 2012 and decreased $26 million in 2012 compared with 2011 primarily due to the change in pre-tax income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

The remainder of this Item 7 in this Form 10-K is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants expect to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.  Additionally, subject to market conditions, the Registrants and their subsidiaries may borrow in the capital markets, and PPL Energy Supply, PPL Electric, LKE, LG&E and KU anticipate receiving equity contributions from their parent or member in 2014.

The Registrants' cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	any adverse outcome of legal proceedings and investigations with respect to the Registrants' current and past business activities;
•	changes in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in the Registrants' or their rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

(All Registrants except PPL Electric)

•
costs of compliance with existing and new environmental laws focused on electricity generation facilities, and for PPL and PPL Energy Supply with new security and safety requirements for nuclear facilities;

•	changes in electricity, fuel and other commodity prices;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•
potential ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL's risk exposure to adverse changes in electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	reliance on transmission and distribution facilities that PPL, PPL Energy Supply, LKE, LG&E and KU do not own or control to deliver electricity and natural gas; and
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity.

(All Registrants except PPL Energy Supply)

•	unusual or extreme weather that may damage transmission and distribution facilities or affect energy sales to customers; and
•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses.

(All Registrants)

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties that could affect the Registrants' cash flows.

The Registrants had the following at:

		PPL
		Energy	PPL
	PPL (a)	Supply	Electric	LKE	LG&E	KU

December 31, 2013
Cash and cash equivalents	$1,102	$239	$25	$35	$8	$21
Notes receivable from affiliates			150	70
Short-term debt	701		20	245	20	150

December 31, 2012
Cash and cash equivalents	901	413	140	43	22	21
Short-term debt	652	356		125	55	70
Notes payable with affiliates				25

December 31, 2011
Cash and cash equivalents	1,202	379	320	59	25	31
Notes receivable from affiliates		198		15
Short-term investments	16
Short-term debt	578	400
(a)
At December 31, 2013, PPL's cash and cash equivalents included $637 million denominated in GBP.  If these amounts were remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign tax credits.  Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings.  See Note 5 to the Financial Statements for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2013
Operating activities	$2,857	$410	$523	$911	$356	$495
Investing activities	(4,295)	(631)	(1,080)	(1,493)	(567)	(853)
Financing activities	1,631	47	442	574	197	358

2012
Operating activities	$2,764	$784	$389	$747	$308	$500
Investing activities	(3,123)	(469)	(613)	(756)	(289)	(480)
Financing activities	48	(281)	44	(7)	(22)	(30)

2011
Operating activities	$2,507	$776	$420	$781	$325	$444
Investing activities	(7,952)	(668)	(477)	(277)	(42)	(279)
Financing activities	5,767	(390)	173	(456)	(260)	(137)

2013 vs. 2012 Change
Operating activities	$93	$(374)	$134	$164	$48	$(5)
Investing activities	(1,172)	(162)	(467)	(737)	(278)	(373)
Financing activities	1,583	328	398	581	219	388

2012 vs. 2011 Change
Operating activities	$257	$8	$(31)	$(34)	$(17)	$56
Investing activities	4,829	199	(136)	(479)	(247)	(201)
Financing activities	(5,719)	109	(129)	449	238	107

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2013 vs. 2012
Change - Cash Provided (Used):
Net income	$(400)	$(704)	$73	$128	$40	$91
Non-cash components	534	313	31	90	(30)	(68)
Working capital	(332)	65	12	(31)	12	(15)
Defined benefit plan funding	44	(38)	(34)	(98)	(21)	(44)
Other operating activities	247	(10)	52	75	47	31
Total	$93	$(374)	$134	$164	$48	$(5)

2012 vs. 2011
Change - Cash Provided (Used):
Net income	$19	$(294)	$(53)	$(46)	$(1)	$(41)
Non-cash components	241	180	34	(48)	5	41
Working capital	(178)	30	(79)	(66)	(65)	11
Defined benefit plan funding	60	77	54	100	43	29
Other operating activities	115	15	13	26	1	16
Total	$257	$8	$(31)	$(34)	$(17)	$56

(PPL and PPL Energy Supply)

A significant portion of PPL's Supply segment and PPL Energy Supply's operating cash flows is derived from its competitive baseload generation activities.  PPL employs a formal hedging program for its baseload generation fleet, the objective of which is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential over the medium term to benefit from power price increases.  See Note 19 to the Financial Statements for further discussion.  Despite PPL's hedging practices, future cash flows from operating activities from its Supply segment are influenced by energy and capacity prices and, therefore, will fluctuate from period to period.

PPL's and PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or cash equivalents (e.g. letters of credit), or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' or PPL Energy Supply's or its subsidiaries' credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' or PPL Energy Supply's or its subsidiaries' ratings were lowered to below "investment grade" and there was a 10% adverse movement in energy prices, PPL and PPL Energy Supply estimate that, based on their December 31, 2013 positions, they would have been required to post additional collateral of approximately $406 million for PPL and approximately $318 million for PPL Energy Supply with respect to electricity and fuel contracts.  PPL and PPL Energy Supply had adequate liquidity sources at December 31, 2013 if they would have been required to post this additional collateral.  PPL and PPL Energy Supply have in place risk management programs that are designed to monitor and manage exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of generating units.

(PPL)

PPL's net income for 2013 includes a $271 million payment made in December 2013 related to terminating the operating lease arrangement for interests in the Colstrip facility in Montana and acquiring the previously leased interests.  A portion of this payment was used to satisfy the lessors' principal, interest and make whole premium for the redemption of their 8.903% Pass Through Certificates due 2020, which did not represent obligations of PPL or its subsidiaries and, therefore, were not included in PPL's financial statements.  Net income for 2013 also includes a non-cash charge of $426 million associated with the lease termination.  See Note 8 to the Financial Statements for additional information on the transaction.  Non-cash components of net income in 2013 compared with 2012 also included $209 million for the impact of non-cash hedging activities (primarily unrealized losses in 2013), $124 million for changes to the WPD line loss accrual and the $65 million charge for the impairment of the Corette facility, offset by a $352 million decline in deferred income taxes.  In 2013 compared with 2012, the decrease in cash from changes in components of working capital was primarily due to increases in accounts receivable (primarily due to extended payment terms at LG&E and KU, higher rates and colder weather in 2013 at LG&E, KU and PPL Electric and increases at PPL Energy Supply's mechanical contracting business) and changes to certain tax-related accounts.  The increase in cash provided by other operating activities was partially due to net proceeds of $104 million for the settlement in 2013 of forward starting interest rate swaps.

For PPL, in 2012 compared with 2011, non-cash components of net income primarily consisted of $341 million related to non-cash hedging activities (primarily unrealized gains recorded in 2011) and $139 million related to increased depreciation, partially offset by a $158 million decline in deferred income taxes.  The decrease in cash from changes in components of working capital was primarily due to changes in prepayments (primarily due to the receipt in 2011 of a tax refund) and changes in net regulatory assets/liabilities (primarily due to higher collection on PPL Electric's Generation Supply Charge for its PLR customers in 2011), partially offset by a reduction of $156 million in returns of counterparty collateral.  Included in the change in cash from operating activities is the impact of having an additional four months of WPD Midlands operations in 2012.  WPD Midlands' cash from operating activities increased by $190 million in 2012 compared with 2011.

(PPL Energy Supply)

PPL Energy Supply's net income for 2013 includes a $271 million payment made in December 2013 related to terminating the operating lease arrangement for interests in the Colstrip facility in Montana and acquiring the previously leased interests.  A portion of this payment was used to satisfy the lessors' principal, interest and make whole premium for the redemption of their 8.903% Pass Through Certificates due 2020, which did not represent obligations of PPL Energy Supply or its subsidiaries and, therefore, were not included in PPL Energy Supply's financial statements.  Net income for 2013 also includes a non-cash charge of $426 million associated with the lease termination.  See Note 8 to the Financial Statements for additional information on the transaction.  Non-cash components of net income in 2013 compared with 2012 also included $212 million for the impact of non-cash hedging activities (primarily unrealized losses in 2013) and the $65 million charge for the impairment of the Corette facility, offset by a $448 million decline in deferred income taxes.

For PPL Energy Supply, in 2012 compared with 2011, non-cash components of net income primarily consisted of $242 million related to non-cash hedging activities (primarily unrealized gains in 2011) and the $74 million reduction in the provision for the Montana hydroelectric litigation recorded in 2011, partially offset by a $165 million decline in deferred income taxes.  The increase in cash from changes in components of working capital was primarily due to a reduction of $156 million in returns of counterparty collateral, partially offset by increases in accounts receivable (primarily affiliate receivables).

(PPL Electric)

For PPL Electric, in 2013 compared with 2012, the increase in net income resulted primarily due to higher distribution base rates that became effective January 1, 2013 and higher transmission margins from additional capital investments.  The change in other operating activities was partially due to changes to certain tax-related accounts.

For PPL Electric, in 2012 compared with 2011, the decrease in cash from changes in components of working capital was primarily due to changes from regulatory assets and liabilities, net (primarily due to higher collection on the generation supply charge from its PLR customers in 2011) and from prepayments (due to the receipt in 2011 of a tax refund), partially offset by accounts payable changes in 2011 (due to lower PLR prices and lower energy purchases (due to warmer weather in 2011 compared with 2010).

(LKE)

In 2013, LKE's non-cash components of net income included a $121 million increase in deferred income taxes primarily due to utilization of net operating losses.  The decrease in cash from working capital was driven primarily by increases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013, offset by an increase in accounts payable due to timing of fuel purchase commitments and payments.  The increase in cash from LKE's other operating activities was driven primarily by $86 million in proceeds from the settlement of interest rate swaps.

In 2012, LKE's non-cash components of net income included an $85 million reduction in deferred income taxes due primarily to the utilization of a capital loss carry forward in 2011.  The decrease in cash from changes in components of working capital was driven primarily by changes in receivables and unbilled revenues due to milder December weather in 2011 than in 2012 and 2010 and more income tax receivables collected in 2011 than in 2012.

(LG&E)

In 2013, LG&E's increase in cash from changes in components of working capital was driven primarily by an increase in accounts payable due to timing of fuel purchase commitments and payments and an increase in accrued taxes due to decreased payments for property taxes in 2013, partially offset by increases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013, and higher fuel and underground gas storage inventory in 2013 attributable to an increase in fuel and natural gas prices. The increase in cash from LG&E's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps.

In 2012, LG&E's decrease in cash from changes in components of working capital was driven primarily by changes in receivables and unbilled revenues due to milder December weather in 2011 than in 2012 and 2010, and lower inventory levels in 2011 as compared with 2010 driven by lower gas prices.

(KU)

In 2013, KU's decrease in cash from changes in components of working capital was driven primarily by increases in accounts receivable and unbilled revenues due to extended payment terms, higher rates and colder December weather in 2013, offset by an increase in accounts payable due to timing of fuel purchase commitments and payments.  The increase in cash from KU's other operating activities was driven primarily by $43 million in proceeds from the settlement of interest rate swaps.

In 2012, KU's increase in cash from changes in components of working capital was driven primarily by lower income tax payments as a result of lower taxable income in 2012, partially offset by changes in receivables and unbilled revenues due to milder December weather in 2011 than in 2012 and 2010.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2013 vs. 2012
Change - Cash Provided (Used):
Expenditures for PP&E	$(1,107)	$65	$(279)	$(666)	$(291)	$(375)
Acquisitions & divestitures, net	84	84
Notes receivable with affiliates
activity, net		(198)	(150)	(85)
Restricted cash and cash
equivalent activity	(116)	(126)		12	13
Investment activity, net	(20)
Other investing activities	(13)	13	(38)	2		2
Total	$(1,172)	$(162)	$(467)	$(737)	$(278)	$(373)

2012 vs. 2011
Change - Cash Provided (Used):
Expenditures for PP&E	$(618)	$13	$(143)	$(291)	$(90)	$(201)
Acquisitions & divestitures, net	5,298	(465)
Notes receivable with affiliates
activity, net		396		(31)
Restricted cash and cash
equivalent activity	239	232		6	6
Investment activity, net	(145)	(2)		(163)	(163)
Other investing activities	55	25	7
Total	$4,829	$199	$(136)	$(479)	$(247)	$(201)

(PPL)

For PPL, in 2013 compared with 2012, the change in "Expenditures for PP&E" was due to increases for projects to enhance system reliability at WPD and PPL Electric, the Susquehanna-Roseland transmission project at PPL Electric, environmental air projects at LG&E's Mill Creek and KU's Ghent plants, construction of Cane Run Unit 7 for both LG&E and KU and coal combustion residuals projects at KU's Ghent and E.W. Brown plants.  The change in "Restricted cash and cash equivalent activity" was primarily related to margin deposit returns in 2012 at PPL Energy Supply.

For PPL, in 2012 compared with 2011, the change in "Expenditures for PP&E" was due to increases from having four additional months of WPD Midlands expenditures in 2012, the Susquehanna-Roseland transmission project and construction of a new data center at PPL Electric, coal combustion residuals projects at KU's Ghent and E.W. Brown plants, environmental air projects at LG&E's Mill Creek and KU's Ghent plants, and construction of Cane Run Unit 7 for both LG&E and KU.  The change in "Restricted cash and cash equivalent activity" was primarily related to margin deposits posted in 2011 that were returned in 2012 at PPL Energy Supply.  The change in "Investment activity, net" was primarily due to the sale in 2011 by LG&E of tax-exempt revenue bonds that were repurchased from the remarketing agent in 2008.

(PPL Energy Supply)

For PPL Energy Supply, in 2013 compared with 2012, the change in "Acquisitions & divestitures, net" related to the disbursement in 2012 for the Ironwood Acquisition.  See Note 10 to the Financial Statement for additional information.  The change in "Notes receivable with affiliates, net" resulted from proceeds received in 2012 from repayments.  The change in "Restricted cash and cash equivalent activity" was primarily related to margin deposit returns in 2012.

For PPL Energy Supply, in 2012 compared with 2011, the change in "Restricted cash and cash equivalent activity" was primarily related to margin deposits posted in 2011 that were returned in 2012.

(PPL Electric)

For PPL Electric, in 2013 compared with 2012, the change in "Expenditures for PP&E" was due to increases for projects to enhance system reliability and the Susquehanna-Roseland transmission project.

For PPL Electric, in 2012 compared with 2011, the change in "Expenditures for PP&E" was due to increases for the Susquehanna-Roseland transmission project and a new data center.

(LKE, LG&E and KU)

For LKE, LG&E and KU, in 2013 compared with 2012, cash used in investing activities changed as a result of an increase in expenditures for PP&E, primarily due to environmental air projects at LG&E's Mill Creek and KU's Ghent plants, construction of Cane Run Unit 7 for both LG&E and KU and coal combustion residuals projects at KU's Ghent and E.W. Brown plants.  See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2014 through 2018.

For LKE, LG&E and KU, in 2012 compared with 2011, cash used in investing activities changed as a result of an increase in expenditures for PP&E, primarily due to coal combustion residuals projects at KU's Ghent and E.W. Brown plants, environmental air projects at LG&E's Mill Creek and KU's Ghent plants, and construction of Cane Run Unit 7 for both LG&E and KU.  The change in investment activity was due to LG&E's sale of tax-exempt revenue bonds in 2011 that were repurchased from the remarketing agent in 2008.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2013 vs. 2012
Change - Cash Provided (Used):
Debt issuance/retirement, net	$176	$(738)	$99	$496	$248	$248
Stock issuances/redemptions, net	1,515		250
Dividends	(45)		(32)		(24)	(24)
Capital contributions/distributions,
net		1,393	55	144	86	157
Changes in net short-term debt (a)	(25)	(312)	20	(55)	(90)	10
Other financing activities	(38)	(15)	6	(4)	(1)	(3)
Total	$1,583	$328	$398	$581	$219	$388

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU
2012 vs. 2011
Change - Cash Provided (Used):
Debt issuance/retirement, net	$(3,420)	$241	$62	$(248)
Stock issuances/redemptions, net	(2,475)		(250)
Dividends	(87)		(3)		$8	$24
Capital contributions/distributions,
net		(44)	50	378
Changes in net short-term debt (a)	199	(94)		313	230	80
Other financing activities	64	6	12	6		3
Total	$(5,719)	$109	$(129)	$449	$238	$107

(a)	Includes net increase (decrease) in notes payable with affiliates.

(PPL)

For PPL, in 2013 compared with 2012, the change in "Stock issuances/redemptions, net" primarily resulted from the July 2013 settlement of the 2010 Equity Units and the April and May 2013 settlements of forward sale agreements.  Also, the 2012 activity included the June 2012 redemption of the remaining PPL Electric preference stock.  The 2013 net stock issuances/redemptions proceeds of $1.3 billion were primarily contributed to PPL Energy Supply to fund a $300 million debt maturity, to repay short-term debt, terminate the operating lease arrangement for interests in the Colstrip facility in Montana and acquire the previously leased interests for $271 million and fund a $437 million repayment of outstanding debt related to the acquisition of the previously leased Lower Mt. Bethel facility.  In addition, an $18 million distribution was made to the equity investors of LMB Funding, L.P., which was accounted for as a redemption of noncontrolling interests and reflected in "Other financing activities" in the table above.  See Notes 7, 8 and 22 to the Financial Statements for additional information on these 2013 equity, debt and lease transactions.

For PPL, in 2012 compared with 2011, the changes in "Debt issuances/retirements, net" and "Stock issuances/redemptions, net" were primarily due to cash received in 2011 from securities issued to fund the WPD Midlands acquisition.

(PPL Energy Supply)

For PPL Energy Supply, in 2013 compared with 2012, the change in "Debt issuance/retirement, net" was due to the 2013 repayment of a $300 million debt maturity and $437 million repayment of outstanding debt related to the acquisition of the previously leased Lower Mt. Bethel facility.  In addition, an $18 million distribution was made to the equity investors of LMB Funding, L.P.,  which was accounted for as a redemption of noncontrolling interests and reflected in "Other financing activities" in the table above.  See Notes 7 and 22 to the Financial Statements for additional information on these 2013 debt and lease transactions.  The change in "Capital Contributions/distributions, net" included net proceeds from 2013 of $1.1 billion that were contributed to PPL Energy Supply to fund the debt maturities discussed above, to repay short-term debt and terminate the operating lease arrangement for interests in the Colstrip facility in Montana and acquire the previously leased interests.

For PPL Energy Supply, in 2012 compared with 2011, the change in "Debt issuance/retirement, net" was due to 2011 including the early redemption at par of $250 million 7.00% Senior Notes due 2046.

(PPL Electric)

For PPL Electric, in 2013 compared with 2012, and 2012 compared with 2011, the changes in "Stock issuances/redemptions, net" related to the June 2012 redemption of the remaining preference stock.

(LKE)

For LKE, in 2013 compared with 2012, the change in "Debt issuance/retirement, net" was due to the issuance of long-term debt by LG&E and KU in November 2013.  The change in "Capital contributions/distributions, net" resulted from an increase in equity contributions received from PPL.  The increase in cash provided by financing activities resulted from the long-term debt issuance noted above, the proceeds of which were used for capital expenditures related to environmental air projects, construction of Cane Run Unit 7 and for other general corporate purposes.  See Note 7 to the Financial Statements for additional information on these transactions.

For LKE, in 2012 compared with 2011, the change in "Debt issuance/retirement, net" and "Capital contributions/distributions, net" was due to the issuance of long-term debt by LKE in 2011, the proceeds of which were used for distributions to PPL, whereas there were no debt issuances in 2012.  The "Changes in net short-term debt" resulted from the issuance of short-term debt in 2012 and the repayment of short-term debt during 2011.

(LG&E)

For LG&E, in 2013 compared with 2012, the change in "Debt issuance/retirement, net" was due to the issuance of long-term debt in November 2013, the proceeds of which were used for the repayment of short-term debt, capital expenditures related to environmental air projects, construction of Cane Run Unit 7 and for other general corporate purposes.  The change in "Capital contributions/distributions, net" resulted from an increase in equity contributions received from LKE.  The "Changes in net short-term debt" resulted from the repayment of short-term debt in 2013 and the issuance of short-term debt in 2012.  See Note 7 to the Financial Statements for additional information on these transactions.

For LG&E, in 2012 compared with 2011, the "Changes in net short-term debt" resulted from the issuance of short-term debt during 2012 and the repayment of short-term debt in 2011.

(KU)

For KU, in 2013 compared with 2012, the change in "Debt issuance/retirement, net" was due to the issuance of long-term debt in November 2013, the proceeds of which were used for capital expenditures related to environmental air projects, construction of Cane Run Unit 7 and for other general corporate purposes.  The change in "Capital contributions/distributions, net" resulted from an increase in equity contributions received from LKE.  See Note 7 to the Financial Statements for additional information on these transactions.

For KU, in 2012 compared with 2011, the "Changes in net short-term debt" resulted from the issuance of short-term debt during 2012.  The change in "Dividends" resulted from higher common stock dividends paid to LKE in 2011.

(All Registrants)

See "Long-term Debt and Equity Securities" below for additional information on current year activity.  See "Forecasted Sources of Cash" for a discussion of the Registrants' plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to the Registrants.  Also see "Forecasted Uses of Cash" for a discussion of PPL's plans to pay dividends on common securities in the future, as well as the Registrants' maturities of long-term debt.

Long-term Debt and Equity Securities (All Registrants)

Long-term debt and equity securities activity for 2013 included:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances (b)

PPL	$2,038	$747	$1,337
PPL Energy Supply		747
PPL Electric	348
LKE	496
LG&E	248
KU	248
Non-cash Transactions:
PPL (c)	$1,317	$1,317
PPL Energy Supply	167	167

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)
Net stock issuances include activity related to various stock and incentive compensation plans and other equity transactions.  See Overview - "Financial and Operational Developments" for information regarding issuance s from the equity forward agreements and the 2010 Equity Units.  The activity is net of $74 million for the repurchase of PPL common stock.

(c)
The transaction primarily includes $1.150 billion relating to the remarketing of Junior Subordinated Notes that were issued as a component of PPL's 2010 Equity Units and simultaneously exchanged for Senior Notes.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

Auction Rate Securities (LKE, LG&E and KU)

At December 31, 2013, LG&E's and KU's tax-exempt revenue bonds in the form of auction rate securities total $231 million ($135 million at LG&E and $96 million at KU). These bonds continue to experience failed auctions and the interest rate continues to be set by a formula pursuant to the relevant indentures.  For the period ended December 31, 2013, the weighted-average rate on LG&E's and KU's auction rate bonds in total was 0.16% (0.15% at LG&E and 0.18% at KU).

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.  Additionally, subject to market conditions, the Registrants and their subsidiaries may borrow in the capital markets, and PPL Energy Supply, PPL Electric, LKE, LG&E and KU anticipate receiving equity contributions from their parent or member in 2014.

Credit Facilities

At December 31, 2013, the total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

External

			Letters of
			Credit
			Issued
			and
			Commercial
	Committed		Paper	Unused
	Capacity	Borrowed	Backup	Capacity

PPL Capital Funding Credit Facility	$300	$270		$30
PPL Energy Supply Credit Facilities	3,150		$167	2,983
PPL Electric Credit Facility	300		21	279

LKE Credit Facility	75	75
LG&E Credit Facility	500		20	480
KU Credit Facilities	598		348	250
Total LKE Consolidated	1,173	75	368	730
Total Domestic Credit Facilities (a) (b) (c)	$4,923	$345	$556	$4,022

Total WPD Credit Facilities (c) (d) (e) (f)	£1,055	£103		£952

(a)
The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 65% for PPL Energy Supply and 70% for PPL, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.  See Note 7 to the Financial Statements for additional information regarding these credit facilities.

(b)
The commitments under the domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity:  PPL - 8%, PPL Energy Supply - 10%, PPL Electric - 6%, LKE - 12%, LG&E - 6% and KU - 22%.

(c)
Each company pays customary fees under its respective syndicated credit facility, as does KU under its letter of credit facility, and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(d)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(e)	Under the syndicated credit facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.
(f)
The total amount borrowed at December 31, 2013 was a USD-denominated borrowing of $166 million, which equated to £103 million at the time of borrowing and bore interest at 1.87%.  At December 31, 2013, the unused capacity of WPD's committed credit facilities was approximately $1.6 billion.

The commitments under WPD's credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  The Registrants monitor compliance with the covenants on a regular basis.  At December 31, 2013, the Registrants were in compliance with these covenants.  At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (All Registrants except PPL)

	Committed		Unused
	Capacity	Borrowed	Capacity

PPL Energy Supply Credit Facility	$200		$200
PPL Electric Credit Facility	100		100
LKE Credit Facility	225		225
LG&E Money Pool (a)	500		500
KU Money Pool (a)	500		500

(a)	LG&E and KU participate in an intercompany agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues.

Commercial Paper (All Registrants)

PPL Energy Supply, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary.  Commercial paper issuances are supported by the respective Registrant's Syndicated Credit Facility.

When outstanding, the amounts are reflected in "Short-term debt" on the Balance Sheets.  The following amounts were outstanding at:

	December 31, 2013			December 31, 2012
		Commercial		Commercial
		Paper	Unused	Paper
	Capacity	Issuances	Capacity	Issuances

PPL Energy Supply	$750		$750	$356
PPL Electric	300	$20	280

LG&E	350	20	330	55
KU	350	150	200	70
Total LKE	700	170	530	125
Total PPL	$1,750	$190	$1,560	$481

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries currently plan to incur, subject to market conditions, up to approximately $350 million of long-term indebtedness in 2014.  In addition, PPL will receive proceeds of $978 million through the issuance of PPL common stock to settle the 2011 Purchase Contracts, and PPL Capital Funding expects to remarket the 4.32% Junior Subordinated Notes due 2019 related to the 2011 Equity Units.  The proceeds will be used to fund capital expenditures and for other general corporate purposes.  In January 2014, PPL Capital Funding elected to conduct an optional remarketing of the 2019 Notes that will occur between January 30, 2014 and April 15, 2014.  See Note 7 to the Financial Statements for additional information.

PPL currently does not plan to issue additional shares of common stock in 2014.

(PPL Energy Supply)

Subject to market conditions, PPL Energy Supply may issue long-term debt securities in 2014 to fund its current debt maturity obligations or for general corporate purposes, if necessary.

(PPL Electric)

PPL Electric currently plans to issue, subject to market conditions, up to approximately $350 million of long-term indebtedness in 2014, the proceeds of which will be used to fund capital expenditures and for other general corporate purposes.

(LKE, LG&E and KU)

LKE, LG&E and KU currently do not plan to issue long-term debt securities in 2014.

Contributions from Parent/Member (All Registrants except PPL)

From time to time, PPL Energy Supply's and LKE's members or the parents of PPL Electric, LG&E and KU make capital contributions to subsidiaries.  The proceeds from these contributions are used to fund capital expenditures and for other general corporate purposes and,  in the case of LKE, to make contributions to its subsidiaries.

Forecasted Uses of Cash

(All Registrants)

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, the Registrants currently expect to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common stock, distributions by PPL Energy Supply and LKE to their members, and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2014 through 2018.  Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2014	2015	2016	2017	2018
PPL
Construction expenditures (a) (b) (c)
Generating facilities	$2,751	$528	$511	$754	$517	$441
Distribution facilities	9,238	1,886	1,780	1,832	1,864	1,876
Transmission facilities	3,286	707	615	618	701	645
Environmental	2,433	688	620	348	371	406
Other	714	170	150	137	136	121
Total Construction Expenditures	18,422	3,979	3,676	3,689	3,589	3,489
Nuclear fuel	726	127	139	150	154	156
Total Capital Expenditures	$19,148	$4,106	$3,815	$3,839	$3,743	$3,645
PPL Energy Supply
Construction expenditures (a) (b) (c)
Generating facilities	$1,238	$280	$253	$245	$224	$236
Environmental	279	85	102	24	42	26
Other	88	33	14	13	13	15
Total Construction Expenditures	1,605	398	369	282	279	277
Nuclear fuel	726	127	139	150	154	156
Total Capital Expenditures	$2,331	$525	$508	$432	$433	$433
PPL Electric (a) (b) (c)
Distribution facilities	$1,861	$324	$334	$350	$422	$431
Transmission facilities	2,852	631	551	525	574	571
Total Capital Expenditures	$4,713	$955	$885	$875	$996	$1,002
LKE (c)
Generating facilities	$1,512	$248	$258	$509	$293	$204
Distribution facilities	1,192	223	250	250	244	225
Transmission facilities	434	77	64	93	127	73
Environmental	2,155	603	518	325	329	380
Other	329	70	76	63	64	56
Total Capital Expenditures	$5,622	$1,221	$1,166	$1,240	$1,057	$938
LG&E (c)
Generating facilities	$719	$105	$122	$260	$139	$93
Distribution facilities	754	144	165	166	153	126
Transmission facilities	170	40	24	34	48	24
Environmental	1,062	289	312	200	115	146
Other	150	32	34	29	28	27
Total Capital Expenditures	$2,855	$610	$657	$689	$483	$416

		Projected
	Total	2014	2015	2016	2017	2018
KU (c)
Generating facilities	$793	$143	$136	$249	$154	$111
Distribution facilities	438	79	85	84	91	99
Transmission facilities	264	37	40	59	79	49
Environmental	1,093	314	206	125	214	234
Other	174	37	41	31	36	29
Total Capital Expenditures	$2,762	$610	$508	$548	$574	$522

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $174 million for PPL; $73 million for PPL Energy Supply and $57 million for PPL Electric.
(b)	Includes expenditures for certain intangible assets.
(c)	The 2014 total excludes amounts included in accounts payable as of December 31, 2013.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  For the years presented, this table includes projected costs related to the planned 1,340 MW of new capacity at LKE (421 MW at LG&E and 919 MW at KU) and PPL Electric's asset optimization program to replace aging transmission and distribution assets as well as the Susquehanna-Roseland and Northeast/Pocono projects.  This table also includes LKE's environmental projects related to existing and proposed EPA compliance standards (actual costs may be significantly lower or higher depending on the final requirements and market conditions; most environmental compliance costs incurred by LG&E and KU in serving KPSC jurisdictional customers are generally eligible for recovery through the ECR mechanism).  See Note 6 to the Financial Statements for information on LG&E's and KU's ECR mechanism and CPCN filing, and Note 8 to the Financial Statements for information on significant development plans.  See "Item 2. Properties" for information on planned projects to expand capacity.

The Registrants plan to fund capital expenditures in 2014 with proceeds from the sources noted below.

Energy
Source	PPL	Supply	PPL Electric	LKE	LG&E	KU

Cash on hand	X	X	X	X	X	X
Cash from operations	X	X	X	X	X	X
Issuance of common stock	X
Issuance of long-term debt securities	X		X
Equity contributions from parent/member		X	X	X	X	X
Short-term debt	X	X	X	X	X	X

X = Expected funding source.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business.  At December 31, 2013, estimated contractual cash obligations were as follows.

	Total	2014	2015 - 2016	2017 - 2018	After 2018
PPL
Long-term Debt (a)	$20,935	$314	$2,118	$757	$17,746
Interest on Long-term Debt (b)	17,550	960	1,838	1,736	13,016
Operating Leases (c)	201	59	70	30	42
Purchase Obligations (d)	7,060	2,379	2,476	981	1,224
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	1,048	303	637	108
Total Contractual Cash Obligations	$46,794	$4,015	$7,139	$3,612	$32,028
PPL Energy Supply
Long-term Debt (a)	$2,547	$304	$658	$407	$1,178
Interest on Long-term Debt (b)	1,025	137	209	147	532
Operating Leases (c)	83	31	36	13	3
Purchase Obligations (d)	2,559	738	826	643	352
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	30	30
Total Contractual Cash Obligations	$6,244	$1,240	$1,729	$1,210	$2,065

	Total	2014	2015 - 2016	2017 - 2018	After 2018
PPL Electric
Long-term Debt (a)	$2,324	$10	$100		$2,214
Interest on Long-term Debt (b)	2,119	108	209	$204	1,598
Purchase Obligations (d)	257	76	91	45	45
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	19	19
Total Contractual Cash Obligations	$4,719	$213	$400	$249	$3,857
LKE
Long-term Debt (a)	$4,585		$900		$3,685
Interest on Long-term Debt (b)	3,302	$159	309	$319	2,515
Operating Leases (c)	79	16	22	12	29
Coal and Natural Gas Purchase
Obligations (g)	2,049	799	959	191	100
Unconditional Power Purchase
Obligations (h)	862	26	52	56	728
Construction Obligations (i)	1,270	684	543	43
Pension Benefit Plan Obligations (e)	38	38
Other Obligations	50	31	16	3
Total Contractual Cash Obligations	$12,235	$1,753	$2,801	$624	$7,057
LG&E
Long-term Debt (a)	$1,359		$250		$1,109
Interest on Long-term Debt (b)	1,247	$47	92	$101	1,007
Operating Leases (c)	31	6	9	4	12
Coal and Natural Gas Purchase
Obligations (g)	1,178	413	585	94	86
Unconditional Power Purchase
Obligations (h)	597	18	36	39	504
Construction Obligations (i)	639	368	270	1
Pension Benefit Plan Obligations (e)	8	8
Other Obligations	18	13	5
Total Contractual Cash Obligations	$5,077	$873	$1,247	$239	$2,718
KU
Long-term Debt (a)	$2,101		$250		$1,851
Interest on Long-term Debt (b)	1,826	$75	151	$160	1,440
Operating Leases (c)	45	10	13	7	15
Coal and Natural Gas Purchase
Obligations (g)	871	386	374	97	14
Unconditional Power Purchase
Obligations (h)	265	8	16	17	224
Construction Obligations (i)	631	316	273	42
Pension Benefit Plan Obligations (e)	2	2
Other Obligations	30	16	11	3
Total Contractual Cash Obligations	$5,771	$813	$1,088	$326	$3,544

(a)
Reflects principal maturities only based on stated maturity dates, except for PPL Energy Supply's 5.70% REset Put Securities (REPS).  See Note 7 to the Financial Statements for a discussion of the remarketing feature related to the REPS, as well as discussion of variable-rate remarketable bonds issued on behalf of PPL Energy Supply, LG&E and KU.  The Registrants do not have any significant capital lease obligations.

(b)
Assumes interest payments through stated maturity, except for PPL Energy Supply's REPS, for which interest is reflected to the put date.  For PPL, PPL Energy Supply, LKE, LG&E and KU the  payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated and for PPL, payments denominated in British pounds sterling have been translated to U.S. dollars at a current foreign currency exchange rate.

(c)	See Note 11 to the Financial Statements for additional information.
(d)
The amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Primarily includes as applicable, the purchase obligations of electricity, coal, nuclear fuel and limestone as well as certain construction expenditures, which are also included in the Capital Expenditures table presented above.  Financial swaps (for PPL and PPL Energy Supply) and open purchase orders that are provided on demand with no firm commitment are excluded from the amounts presented.

(e)
The amounts for PPL include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2013.  The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit.  The amounts also include contributions made or committed to be made in 2014 for PPL's and LKE's U.S. pension plans (for PPL Energy Supply, PPL Electric, LG&E and KU includes their share of these amounts).  Based on the current funded status of these plans, except for WPD's plans, no cash contributions are required.  See Note 13 to the Financial Statements for a discussion of expected contributions.

(f)
At December 31, 2013, total unrecognized tax benefits of $22 million for PPL and $15 million for PPL Energy Supply were excluded from this table as management cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

(g)	Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 15 to the Financial Statements for additional information.
(h)	Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 15 to the Financial Statements for additional information.
(i)
Represents construction commitments, including commitments for the LG&E's Mill Creek and KU's Ghent and E.W. Brown environmental air projects, LG&E's and KU's Cane Run Unit 7, KU's E.W. Brown landfill and LG&E's Ohio Falls refurbishment which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts that are within the context of maintaining a capitalization structure that supports investment grade credit ratings.  In February 2014, PPL declared its quarterly common stock dividend, payable April 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other relevant factors at the time.  As discussed in Note 7 to the Financial Statements, subject to certain exceptions, PPL may not declare or pay any cash dividend on its common stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or its 4.32% Junior Subordinated Notes due 2019 or until deferred contract adjustment payments on PPL's Purchase Contracts have been paid.  No such deferrals have occurred or are currently anticipated.

(All Registrant except PPL)

From time to time, as determined by their respective Board of Directors or Board of Managers, the Registrants other than PPL pay dividends or distributions, as applicable, to their respective shareholders or members.  Certain of the credit facilities of PPL Energy Supply, PPL Electric, LKE, LG&E and KU include minimum debt covenant ratios that could effectively restrict the payment of dividends.

(All Registrants except PPL Energy Supply)

See Note 7 to the Financial Statements for these and other restrictions related to distributions on capital interests for the Registrants and their subsidiaries.

Purchase or Redemption of Debt Securities

The Registrants will continue to evaluate outstanding debt securities and may decide to purchase or redeem these securities depending upon prevailing market conditions and available cash.

Rating Agency Actions

Moody's, S&P and Fitch periodically review the credit ratings of the debt of the Registrants and their subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of the Registrants and their subsidiaries are based on information provided by the Registrants and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of the Registrants or their subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of the Registrants and their subsidiaries affect their liquidity, access to capital markets and cost of borrowing under their credit facilities.

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2013.

	Senior Unsecured			Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch
PPL
PPL WEM	Baa3	BBB-
WPD (East Midlands)	Baa1	BBB
WPD (West Midlands)	Baa1	BBB
PPL WW	Baa3	BBB-	BBB
WPD (South Wales)	Baa1	BBB	A-
WPD (South West)	Baa1	BBB	A-				P-2
PPL Capital Funding	Baa3	BBB-	BBB

	Senior Unsecured			Senior Secured			Commercial Paper

Issuer	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch
PPL and PPL Energy Supply
PPL Energy Supply	Baa2	BBB	BBB-				P-2	A-2	F3

PPL and PPL Electric
PPL Electric				A3	A-	A-	P-2	A-2	F2

PPL and LKE
LKE	Baa2	BBB-	BBB+
LG&E				A2	A-	A+	P-2	A-2	F2
KU				A2	A-	A+	P-2	A-2	F2

A downgrade in the Registrants' or their subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.  The Registrants and their subsidiaries have no credit rating triggers that would result in the reduction of access to capital markets or the acceleration of maturity dates of outstanding debt.

In addition to the credit ratings noted above, the rating agencies have taken the following actions related to the Registrants and their subsidiaries.

(PPL)

In March 2013, Moody's, S&P and Fitch assigned ratings of Ba1, BB+ and BB+ to PPL Capital Funding's $450 million 5.90% Junior Subordinated Notes due 2073.  Fitch also assigned a stable outlook to these notes.

In May 2013, Moody's, S&P and Fitch assigned ratings of Baa3, BBB- and BBB to PPL Capital Funding's $250 million 1.90% Senior Notes due 2018, $600 million 3.40% Senior Notes due 2023 and $300 million 4.70% Senior Notes due 2043.  Fitch also assigned a stable outlook to these notes.

In September 2013, Fitch affirmed the following ratings with a stable outlook:

•	the long-term issuer default and senior unsecured ratings for PPL WW, WPD (South Wales) and WPD (South West); and
•	the short-term issuer default ratings for WPD (South Wales) and WPD (South West).

In September 2013, Moody's and S&P assigned ratings of Baa1 and BBB to WPD (East Midlands') £65 million 1.676% Index-Linked Senior Notes due 2052.

In October 2013, Moody's and S&P assigned ratings of Baa1 and BBB to WPD (West Midlands') £400 million 3.875% Senior Notes due 2024.

In November 2013, Moody's placed the ratings of PPL on review for upgrade.

In December 2013, Fitch affirmed the following ratings with a stable outlook:

•	the long-term and short-term issuer default ratings for PPL and PPL Capital Funding; and
•	the senior unsecured debt and junior subordinated notes ratings for PPL Capital Funding.

In January 2014, Moody's affirmed its ratings and revised its outlook to stable for PPL.

(PPL and PPL Energy Supply)

In February 2013, Moody's upgraded its rating, from B2 to Ba1, and revised its outlook from under review to stable for PPL Ironwood.

In April 2013, Fitch affirmed its rating and outlook on PPL Montana's pass-through certificates due 2020.

In July 2013, Moody's withdrew its rating and outlook for PPL Ironwood.

In July 2013, S&P lowered its rating, from BBB- to BB+, retained its negative outlook  and assigned a recovery rating of 1 to PPL Montana's pass-through certificates due 2020.

In August 2013, Moody's affirmed its rating and revised its outlook from stable to negative on PPL Montana's pass-through certificates due 2020.

In September 2013, S&P affirmed its rating and revised its outlook from negative to stable on PPL Montana's pass-through certificates due 2020.

In December 2013, Fitch downgraded its long-term issuer default rating, from BBB to BBB-, short-term issuer default and commercial paper ratings, from F2 to F3, and retained its negative outlook for PPL Energy Supply.

In January 2014, S&P withdrew its rating, outlook and recovery rating on PPL Montana's pass-through certificates due 2020.

(PPL and PPL Electric)

In July 2013, Moody's, S&P and Fitch assigned ratings of A3, A- and A- to PPL Electric's $350 million 4.75% First Mortgage Bonds due 2043.  Fitch assigned a stable outlook and S&P assigned a recovery rating of 1+ to these notes.

In November 2013, Moody's placed the ratings of PPL Electric on review for upgrade.

In December 2013, Fitch affirmed its long-term issuer default rating, short-term issuer default rating, secured debt and commercial paper rating with a stable outlook for PPL Electric.

In January 2014, Moody's upgraded its issuer rating, from Baa2 to Baa1, and senior secured rating, from A3 to A2, affirmed its commercial paper rating and revised its outlook to stable for PPL Electric.

(PPL, LKE, LG&E and KU)

In July 2013, S&P confirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds and KU's 2004 Series A, 2006 Series B and 2008 Series A Environmental Facilities Revenue Bonds.

In November 2013, Moody's, S&P and Fitch assigned ratings of A2, A- and A+ to LG&E's $250 million 4.65% First Mortgage Bonds due 2043 and KU's $250 million 4.65% First Mortgage Bonds due 2043.  Fitch assigned a stable outlook and S&P assigned a recovery rating of 1+ to both notes.

In November 2013, Moody's placed the ratings of LKE, LG&E and KU on review for upgrade.

In December 2013, Fitch affirmed the following ratings with a stable outlook:

•	the long-term and short-term issuer default ratings for LKE, LG&E and KU;
•	the senior unsecured debt rating for LKE; and
•	the secured debt, secured pollution control bonds and commercial paper ratings for LG&E and KU.

In January 2014, Moody's affirmed its ratings and revised its outlook to stable for LKE.

In January 2014, Moody's upgraded its issuer ratings, from Baa1 to A3, and senior secured ratings, from A2 to A1, affirmed its commercial paper ratings and revised its outlook to stable for LG&E and KU.

In February 2014, Moody's affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

Ratings Triggers

(PPL)

As discussed in Note 7 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's, S&P, or Fitch) or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event in that company.  These notes totaled £3.8 billion (approximately $6.2 billion) nominal value at December 31, 2013.

(All Registrants except PPL Electric)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, PPL Energy Supply's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2013.

Guarantees for Subsidiaries (PPL and PPL Energy Supply)

PPL and PPL Energy Supply guarantee certain consolidated affiliate financing arrangements.  Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, accelerate maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions.  At this time, PPL and PPL Energy Supply believe that these covenants will not limit access to relevant funding sources.  See Note 15 to the Financial Statements for additional information about guarantees.

Off-Balance Sheet Arrangements (All Registrants)

The Registrants have entered into certain agreements that may contingently require payment to a guaranteed or indemnified party.  See Note 15 to the Financial Statements for a discussion of these agreements.

Risk Management

Market Risk

(All Registrants)

See Notes 1, 18, and 19 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

(PPL, LKE, LG&E, and KU)

LG&E's and KU's retail electric and natural gas rates and municipal wholesale electric rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LG&E and KU sell excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 19 to the Financial Statements for additional information.

(PPL and PPL Electric)

PPL Electric is exposed to market price and volumetric risks from its obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement energy supply contracts for the majority of its PLR obligations.  These supply contracts transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

(PPL and PPL Energy Supply)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and full-requirement sales and retail contracts.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  See Note 19 to the Financial Statements for additional information.

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

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts at December 31.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2013	2012

Fair value of contracts outstanding at the beginning of the period	$473	$1,082
Contracts realized or otherwise settled during the period	(452)	(1,005)
Fair value of new contracts entered into during the period (a)	58	7
Other changes in fair value	28	389
Fair value of contracts outstanding at the end of the period	$107	$473

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at December 31, 2013 based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$125	$(50)	$7	$4	$86
Prices based on significant unobservable inputs (Level 3)	(13)	27	7		21
Fair value of contracts outstanding at the end of the period	$112	$(23)	$14	$4	$107

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2020.  The following table sets forth changes in the net fair value of trading commodity derivative contracts at December 31.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2013	2012

Fair value of contracts outstanding at the beginning of the period	$29	$(4)
Contracts realized or otherwise settled during the period	(13)	20
Fair value of new contracts entered into during the period (a)	3	17
Other changes in fair value	(8)	(4)
Fair value of contracts outstanding at the end of the period	$11	$29

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at December 31, 2013 based on the level of observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$(1)				$(1)
Prices based on significant observable inputs (Level 2)	(3)	$9	$3		9
Prices based on significant unobservable inputs (Level 3)	2	(1)	(3)	$5	3
Fair value of contracts outstanding at the end of the period	$(2)	$8		$5	$11
VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the trading and non-trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for 2013 was as follows.

	Trading	Non-Trading
95% Confidence Level, Five-Day Holding Period
Period End	$11	$5
Average for the Period	6	7
High	11	10
Low	2	4

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the trading and non-trading FTR positions was insignificant at December 31, 2013.

Interest Rate Risk (All Registrants)

The Registrants and their subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  The Registrants and their subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of their debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolios due to changes in the absolute level of interest rates.

The following interest rate hedges were outstanding at December 31.

	2013				2012
			Effect of a				Effect of a
		Fair Value,	10% Adverse	Maturities		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement	Ranging	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)	Through	Hedged	(Liability) (a)	in Rates (b)
PPL
Cash flow hedges
Interest rate swaps (c)	$1,325	$91	$(44)	2044	$1,165	$(7)	$(34)
Cross-currency swaps (d)	1,262	(31)	(177)	2028	1,262	10	(179)
Economic hedges
Interest rate swaps (e)	179	(37)	(4)	2033	179	(58)	(3)
LKE
Cash flow hedges
Interest rate swaps (c)					300	14	(18)
Economic hedges
Interest rate swaps (e)	179	(37)	(4)	2033	179	(58)	(3)
LG&E
Cash flow hedges
Interest rate swaps (c)					150	7	(9)
Economic hedges
Interest rate swaps (e)	179	(37)	(4)	2033	179	(58)	(3)
KU
Cash flow hedges
Interest rate swaps (c)					150	7	(9)

(a)	Includes accrued interest, if applicable.
(b)
Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.  Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes foreign currency exchange rates.

(c)
Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or liabilities, if recoverable through regulated rates, and reclassified into earnings in the same period during which the item being hedged affects earnings.

(d)
Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes.  Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.

(e)
Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios.  The estimated impact of a 10% adverse movement in interest rates at December 31 is shown below.

		PPL Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

2013
Increase to interest expense of 10%	Not	Not	Not	Not	Not	Not
increase in interest rates	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value of 10% decrease
in interest rates	$732	$48	$120	$146	$45	$85

2012
Increase to interest expense of 10%	Not	Not	Not	Not	Not	Not
increase in interest rates	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value of 10% decrease
in interest rates	$611	$52	$93	$113	$27	$67

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

The following foreign currency hedges were outstanding at December 31.

	2013				2012
			Effect of a 10%				Effect of a 10%
		Fair Value,	Adverse Movement	Maturities		Fair Value,	Adverse Movement
	Exposure	Net - Asset	in Foreign Currency	Ranging	Exposure	Net - Asset	in Foreign Currency
	Hedged	(Liability)	Exchange Rates (a)	Through	Hedged	(Liability)	Exchange Rates (a)

Net investment
hedges (b)	£301	$(20)	$(49)	2015	£162	$(2)	$(26)
Economic
hedges (c)	1,425	(86)	(222)	2015	1,265	(42)	(192)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding exclude the amount of intercompany loans classified as net investment hedges.  See Note 19 to the Financial Statements for additional information.

(c)	To economically hedge the translation of expected earnings denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.

NDT Funds - Securities Price Risk (PPL and PPL Energy Supply)

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At December 31, 2013, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheets.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2013, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $66 million reduction in the fair value of the trust assets, compared with $49 million at December 31, 2012.  See Notes 18 and 23 to the Financial Statements for additional information regarding the NDT funds.

(All Registrants)

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that the Registrants would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  The Registrants maintain credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, the Registrants, as applicable, have concentrations of suppliers and customers among electric utilities, financial institutions and other energy marketing and trading companies.  These concentrations may impact the Registrants' overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

(PPL and PPL Energy Supply)

PPL Energy Supply includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint).  In this case, PPL Energy Supply would have to sell into a lower-priced market or purchase in a higher-priced market.  When necessary, PPL Energy Supply records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries PPL Energy Supply has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.  PPL Energy Supply has also established a reserve with respect to certain receivables from SMGT, which is reflected in accounts receivable on the Balance Sheets.

(PPL and PPL Electric)

In 2013, the PUC approved PPL Electric's PLR procurement plan for the period of June 2013 through May 2015.  To date, PPL Electric has conducted two of its four planned competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2013, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  A small portion of bidders were required to post an insignificant amount of collateral under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Notes 15, 16, 18 and 19 to the Financial Statements for additional information on the competitive solicitation process, the Agreement, credit concentration and credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  In 2013, changes in this exchange rate resulted in a foreign currency translation gain of $150 million, which primarily reflected a $330 million increase to PP&E and goodwill offset by an increase of $180 million to net liabilities.  In 2012, changes in this exchange rate resulted in a foreign currency translation gain of $99 million, which primarily reflected a $181 million increase to PP&E offset by an increase of $82 million to net liabilities.  In 2011, changes in this exchange rate resulted in a foreign currency translation loss of $51 million, which primarily reflected a $69 million reduction to PP&E offset by a reduction of $18 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

(All Registrants)

Related Party Transactions

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants.  See Note 16 to the Financial Statements for additional information on related party transactions for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

Acquisitions, Development and Divestitures

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See Notes 8, 9 and 10 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services.

The following is a discussion of the more significant environmental matters.  See Note 15 to the Financial Statements and "Item 1. Business - Environmental Matters" for additional information on environmental matters.

GHG Regulations
In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum the EPA was directed to issue a revised proposal for new power plants (a prior proposal was issued in 2012) by September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.

The EPA's revised proposal for new power plants was published in the Federal Register on January 8, 2014, with comments due on March 10, 2014.  The proposed limits for coal plants can only be achieved through capture and sequestration, a technology which is not presently commercially viable and, therefore, effectively preclude the construction of new coal plants.  The proposed standards for new gas plants may also not be consistently achievable.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  The White House Office of Management and Budget (OMB) has opened this issue for public comment.

Additionally, the Climate Action Plan goal to prepare the U.S. for the impacts of climate change could affect PPL, PPL Electric, LKE, LG&E and KU and others in the industry as it could result in requirements to modify electricity delivery systems to improve the ability to withstand major storms and substantial capital investment may be needed to meet those requirements.

Climate Change
Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage, as applicable, to the Registrants' generation assets, electricity delivery systems, as well as impacts on the Registrants' customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL, PPL Energy Supply, LKE, LG&E and KU have hydroelectric generating facilities or where river water is used to cool their fossil and nuclear (as applicable) powered generators.  The Registrants cannot currently predict whether their businesses will experience these potential risks or estimate the cost of their related consequences.

(All Registrants except PPL Electric)

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under existing federal law.  Under a litigation settlement agreement involving certain environmental groups, the EPA has agreed to issue its final rulemaking by the end of 2014.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial and operational impact is expected to be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous.

In July 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and set rules governing state programs.  It remains uncertain whether similar legislation will be passed by the U.S. Senate.  Recent ash spills that have occurred within the utility industry are adding increased pressure to regulate both active and legacy sites.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's coal-fired plants.  The final regulation is expected to be issued in May 2014 but may be delayed.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

316(b) Cooling Water Intake Structure Rule
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  The final rule is now expected by April 17, 2014.  The proposed regulation would apply to nearly all PPL-owned steam electric generation plants in Pennsylvania, Kentucky, and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

MATS
In February 2013, the EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule is being challenged by industry groups and states.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls at PPL Energy Supply and approved ECR plans to install additional controls at some of  LG&E's and KU's Kentucky plants.  Additionally, PPL Energy Supply is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.  The Corette plant asset group was determined to be impaired in December 2013.  See "Application of Critical Accounting Policies - Asset Impairment (Excluding Investments)" for additional information.  Also, PPL has received approval for one-year compliance extensions for certain plants in Kentucky and Pennsylvania.  Other extension requests are under consideration from LG&E, KU and PPL Energy Supply.

LG&E's and KU's anticipated retirements of generating units at the Cane Run and Green River plants are in response to MATS and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxides and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, the U.S. District Court for the District of Columbia Circuit (D.C. Circuit Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the D. C. Circuit Court vacated CSAPR and remanded it back to the EPA for further rulemaking, again leaving CAIR in place in the interim.  In June 2013 the U.S. Supreme Court granted the EPA's petition for review of the D.C. Circuit Court's decision to vacate CSAPR.  Oral arguments before the U.S. Supreme Court were held in December 2013.  Prior to a revised transport rule from the EPA, coal-fired generating plants could face tighter emission limitations on nitrogen oxides through state action.

PPL, PPL Energy Supply, LKE, LG&E and KU plants in Pennsylvania and Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The D. C. Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions for nitrogen oxides and sulfur dioxide due to regional haze implementation (see Regional Haze discussion below), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade, including the application of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  For the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could be utilized by state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides.  However, the August 2012 decision by the D.C. Circuit Court to vacate and remand CSAPR exposes power plants located in the eastern U.S., including PPL Energy Supply's plants in Pennsylvania and LG&E's and KU's plants in Kentucky, to further reductions in those pollutants in accordance with BART requirements.

The EPA signed its final Federal Implementation Plan (FIP) of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for PPL Energy Supply's Colstrip Units 3 & 4), and tighter emission limits for PPL Energy Supply's Corette plant (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Both PPL and environmental groups have appealed the final FIP rules to the U.S. Court of Appeals for the Ninth Circuit.

National Ambient Air Quality Standards (LKE, LG&E and KU)
During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2014.  Existing environmental plans for LG&E's and KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.  However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

(All Registrants)

Competition

See "Competition" under each of PPL's reportable segments in "Item 1. Business - Segment Information" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting the Registrants.

New Accounting Guidance

See Notes 1 and 25 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  Senior management has reviewed with PPL's Audit Committee these critical accounting policies, the following disclosures regarding their application and the estimates and assumptions regarding them.

Price Risk Management (All Registrants except PPL Electric)

See "Price Risk Management" in Note 1 to the Financial Statements, as well as "Risk Management" above.

Defined Benefits

(All Registrants)

Certain of the Registrants' subsidiaries sponsor or participate in, as applicable, various qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans.  These plans are applicable to the majority of the Registrants' employees (based on eligibility for their applicable plans).  The Registrants and certain of their subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

A summary of plan sponsors by Registrant and whether a Registrant or its subsidiaries sponsor (S) or participate in and receives allocations (P) from those plans is shown in the table below.

PPL Energy
Plan Sponsor	PPL	Supply	PPL Electric	LKE	LG&E	KU

PPL Services	S	P	P
WPD (a)	S
PPL Montana		S
LKE				S	P	P
LG&E					S

(a)	Does not sponsor or participate in other postretirement benefits plans.

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets.  When accounting for defined benefits, delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle.  Annual net periodic defined benefit costs are recorded in current earnings based on estimated results.  Any differences between actual and estimated results are recorded in AOCI, or in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities, for amounts that are expected to be recovered through regulated customer rates.  These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods.  The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

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

•
Expected Return on Plan Assets - Management projects the long-term rates of return on plan assets using a best-estimate of expected returns, volatilities and correlations for each asset class.  Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.  These projected returns reduce the net benefit costs the Registrants record currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

(PPL)

In selecting the discount rate for its U.K. pension plans, WPD starts with a cash flow analysis of the expected benefit payment stream for its plans.  These plan-specific cash flows are matched against a spot-rate yield curve to determine the assumed discount rate, which uses an iBoxx British pounds sterling denominated corporate bond index as its base. From this base, those bonds with the lowest and highest yields are eliminated to develop an appropriate subset of bonds.  An individual bond matching approach, which is used for the U.S. pension plans as discussed below, is not used for the U.K. pension plans because the universe of bonds in the U.K. is not deep enough to adequately support such an approach.

(All Registrants)

In selecting the discount rates for U.S. defined benefit plans, the plan sponsors start with a cash flow analysis of the expected benefit payment stream for their plans.  The plan-specific cash flows are matched against the coupons and expected maturity values of individually selected bonds.  This bond matching process begins with the full universe of Aa-rated non-callable (or callable with make-whole provisions) bonds, serving as the base from which those with the lowest and highest yields are eliminated to develop an appropriate subset of bonds.  Individual bonds are then selected based on the timing of each plan's cash flows and parameters are established as to the percentage of each individual bond issue that could be hypothetically purchased and the surplus reinvestment rates to be assumed.

In selecting a rate of compensation increase, plan sponsors consider past experience in light of movements in inflation rates.

The following table provides the weighted-average assumptions used for discount rate, expected return on plan assets and rate of compensation increase at December 31.

Assumption / Registrant	2013	2012
Discount rate
Pension - PPL (U.S.)	5.12%	4.22%
Pension - PPL (U.K.)	4.41%	4.27%
Pension - PPL Energy Supply	5.18%	4.25%
Pension - LKE	5.18%	4.24%
Pension - LG&E	5.13%	4.20%
Other Postretirement - PPL	4.91%	4.00%
Other Postretirement - PPL Energy Supply	4.51%	3.77%
Other Postretirement - LKE	4.91%	3.99%

Assumption / Registrant	2013	2012
Expected return on plan assets
Pension - PPL (U.S.)	7.00%	7.03%
Pension - PPL (U.K.)	7.19%	7.16%
Pension - PPL Energy Supply	7.00%	7.00%
Pension - LKE	7.00%	7.10%
Pension - LG&E	7.00%	7.10%
Other Postretirement - PPL	5.96%	5.94%
Other Postretirement - LKE	6.75%	6.76%

Rate of compensation increase
Pension - PPL (U.S.)	3.97%	3.98%
Pension - PPL (U.K.)	4.00%	4.00%
Pension - PPL Energy Supply	3.94%	3.95%
Pension - LKE	4.00%	4.00%
Other Postretirement - PPL	3.96%	3.97%
Other Postretirement - PPL Energy Supply	3.94%	3.95%
Other Postretirement - LKE	4.00%	4.00%

In selecting health care cost trend rates, plan sponsors consider past performance and forecasts of health care costs.  At December 31, 2013, the health care cost trend rates for all plans were 7.6% for 2014, gradually declining to an ultimate trend rate of 5.0% in 2020.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities.  At December 31, 2013, the defined benefit plans were recorded in the Registrants' financial statements as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Balance Sheet:
Regulatory assets/liabilities	$483		$257	$226	$164	$62
Pension liabilities	1,294	$112	96	155	19	11
Other postretirement
benefit liabilities	216	47	41	119	73	42
AOCI (pre-tax)	(2,561)	(319)		19

Statement of Income:
Defined benefits costs	$169	$51	$21	$40	$18	11
Increase (decrease) from
prior year	3	8	(1)

The following tables reflect changes in certain assumptions based on the Registrants' primary defined benefit plans.  The tables reflect either an increase or decrease in each assumption. The inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

Actuarial assumption

Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%
Health Care Cost Trend Rate (a)	1%

(a)	Only impacts other postretirement benefits.

	Increase (Decrease)
	Defined Benefit		Regulatory	Defined Benefit
Actuarial assumption	Liabilities	AOCI (pre-tax)	Assets/Liabilities	Costs
PPL
Discount rate	$462	$(390)	$72	$39
Expected return on plan assets	n/a	n/a	n/a	27
Rate of compensation increase	67	(56)	11	13
Health care cost trend rate (a)	6	(1)	5	1

	Increase (Decrease)
	Defined Benefit		Regulatory	Defined Benefit
Actuarial assumption	Liabilities	AOCI (pre-tax)	Assets/Liabilities	Costs
PPL Energy Supply
Discount rate	48	(48)		5
Expected return on plan assets	n/a	n/a	n/a	4
Rate of compensation increase	7	(7)		2

PPL Electric
Discount rate	38		38	4
Expected return on plan assets	n/a		n/a	3
Rate of compensation increase	6		6	2
LKE
Discount rates	49	(15)	34	6
Expected return on plan assets	n/a	n/a	n/a	3
Rate of compensation increase	9	(4)	5	2
Health care cost trend rate (a)	5	(1)	4

LG&E
Discount rates	19	n/a	19	3
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	2	n/a	2	1
Health care cost trend rate (a)	1	n/a	1

KU
Discount rates	15	n/a	15	2
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	3	n/a	3	1
Health care cost trend rate (a)	3	n/a	3

(a)	Only impacts other postretirement benefits.

Asset Impairment (Excluding Investments)

(All Registrants except PPL Electric)

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying amount may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;
•	a significant adverse change in the extent or manner in which an asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate;
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•	a current period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its estimated fair value.  Management must make significant judgments to estimate future cash flows, including the useful lives of the assets, the forward prices for revenue and fuel components in the markets where the assets are utilized, the amount of capital and operations and maintenance spending and management's intended use of the assets.  Alternate courses of action are considered to recover the carrying amount of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including an assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in materially different results than those identified and recorded in the financial statements.

(PPL and PPL Energy Supply)

In September 2012, PPL Energy Supply announced its intention, beginning in April 2015, to place the Corette coal-fired plant in Montana in long-term reserve status, suspending the plant's operation, due to expected market conditions and the costs to comply with MATS requirements.  PPL Energy Supply has been monitoring the plant for potential impairment since this announcement and until the fourth quarter of 2013, no impairment was indicated as various price scenarios allowed for recovery of the asset.  During the fourth quarter, in connection with the completion of its annual business planning process, management updated its fundamental view for long-term power and gas prices.  Based upon this fundamental view, management has altered its expectations regarding the probability that the Corette plant will operate subsequent to initially placing it in long-term reserve status.  It is now less likely that the plant will restart after operations are suspended no later than April 2015.  As a result, based on an undiscounted cash flow analysis, the carrying amount for Corette was no longer recoverable.  PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows to assess the fair value of the Corette asset group.  Assumptions used in the fair value assessment were forward energy prices, expectations for demand for energy in Corette's market and expected operation and maintenance and capital expenditures that were consistent with assumptions used in the business planning process.  Through this analysis, PPL Energy Supply determined the fair value of the asset group to be negligible.  This resulted in PPL and PPL Energy Supply recording an impairment charge of $65 million, or $39 million after-tax for the Corette plant and related excess emission allowances.

The current depressed levels of energy and capacity prices in PJM, as well as management's forward view of these prices using its fundamental pricing models recently updated in conjunction with the annual business planning process, continue to put pressure on the recoverability of PPL Energy Supply's investment in its Pennsylvania coal-fired generation assets.  In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither plant was impaired as of December 31, 2013.  The recoverability test is very sensitive to forward energy and capacity price assumptions, as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact PPL Energy Supply's operations of these facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  The carrying value of the Pennsylvania coal-fired generation assets tested was $2.7 billion as of December 31, 2013 ($1.4 billion for Brunner Island and $1.3 billion for Montour).

See Note 15 to the Financial Statements for additional information on MATS and other environmental requirements for coal-fired generation plants.

(All Registrants, except PPL Electric)

For a long-lived asset classified as held for sale, an impairment exists when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the carrying amount to its fair value less cost to sell.  A gain is recognized in future periods for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative impairment previously recognized.

For determining fair value, quoted market prices in active markets are the best evidence.  However, when market prices are unavailable, PPL, PPL Energy Supply, LKE, LG&E and KU consider all valuation techniques appropriate under the circumstances and for which market participant inputs can be obtained.  Generally discounted cash flows are used to estimate fair value, which incorporates market participant inputs when available.  Discounted cash flows are calculated by estimating future cash flow streams and determining the present value of the cash flow streams using risk adjusted discount rates.

Goodwill is tested for impairment at the reporting unit level.  PPL has determined its reporting units to be at the same level as its reportable segments.  PPL Energy Supply, LKE, LG&E and KU each operate within a single reportable segment and single reporting unit.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Beginning in 2012, PPL, PPL Energy Supply, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, PPL, PPL Energy Supply, LKE, LG&E and KU determine whether a potential impairment exists by comparing the estimated fair value of a reporting unit with its carrying amount, including goodwill, on the measurement date.  If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired.  If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

The second step of the quantitative test requires a calculation of the implied fair value of goodwill, which is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of the reporting unit's goodwill.

PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to perform the qualitative step zero evaluation of goodwill in the fourth quarter of 2013.  These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2012, and the relevant events and circumstances that occurred since those tests were performed including:

•	current year financial performance versus the prior year,
•	changes in planned capital expenditures,
•	the consistency of forecasted free cash flows,
•	earnings quality and sustainability,
•	changes in market participant discount rates,
•	changes in long-term growth rates,
•	changes in PPL's market capitalization, and
•	the overall economic and regulatory environments in which these regulated entities operate.

Based on the overall favorable results of these evaluations, management did not conclude it was more likely than not that the fair value of these reporting units were less than their carrying values.  As such, the two-step quantitative impairment test was not performed.

PPL (for its Supply segment) and PPL Energy Supply elected to bypass step zero as depressed wholesale market prices for electricity and natural gas have negatively impacted the fair value of these reporting units.  Therefore, the goodwill for these reporting units was tested for impairment using the quantitative test in the fourth quarter of 2013, and no impairment was recognized.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of the reporting units.  A decrease in the forecasted cash flows of 10%, an increase in the discount rate by 0.25%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for these reporting units.

Loss Accruals (All Registrants)

Losses are accrued for the estimated impacts of various conditions, situations or circumstances involving uncertain or contingent future outcomes.  For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that a loss has been incurred, given the likelihood of the uncertain future events, and (2) the amount of the loss can be reasonably estimated.  Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur."  The accrual of contingencies that might result in gains is not recorded unless recovery is assured.  Potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events are continuously assessed.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects require significant judgment by management.  Internal expertise and outside experts (such as lawyers and engineers) are consulted, as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

For PPL, see Note 6 to the Financial Statements for a discussion of the Ofgem Review of Line Loss Calculation, including the increases of $45 million to this liability recorded in 2013 by WPD.

Certain other events have been identified that could give rise to a loss, but that do not meet the conditions for accrual.  Such events are disclosed, but not recorded, when it is "reasonably possible" that a loss has been incurred.  Accounting guidance defines "reasonably possible" as cases in which "the future event or events occurring is more than remote, but less than likely to occur."

When an estimated loss is accrued, the triggering events for subsequently adjusting the loss accrual are identified, where applicable.  The triggering events generally occur when new information becomes known, the contingency has been resolved and the actual loss is settled or written off, or when the risk of loss has diminished or been eliminated.  The following are some of the triggering events that provide for the adjustment of certain recorded loss accruals:

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and actual payments are made, a better estimate of the loss is determined or the loss is no longer considered probable.

•	Actions or decisions by certain regulators could result in a better estimate of a previously recorded loss accrual.

Loss accruals are reviewed on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, business unit management and other parties.

See Notes 6 and 15 to the Financial Statements for disclosure of loss contingencies accrued and other potential loss contingencies that have not met the criteria for accrual.

Asset Retirement Obligations

(All Registrants, except PPL Electric)

ARO liabilities are required to be recognized for legal obligations associated with the retirement of long-lived assets.  The initial obligation is measured at its estimated fair value.  An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  An equivalent amount is recorded as an increase in the value of the capitalized asset and amortized to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the statement of income, for changes in the obligation due to the passage of time.

(PPL, LKE, LG&E and KU)

In the case of LG&E and KU, because costs of removal are collected in rates, the depreciation and accretion expenses related to an ARO are recorded as a regulatory asset, such that there is no earnings impact.

(All Registrants, except PPL Electric)

See Note 21 to the Financial Statements for additional information on AROs.

In determining AROs, management must make significant judgments and estimates to calculate fair value.  Fair value is developed using an expected present value technique based on assumptions of market participants that considers estimated retirement costs in current period dollars that are inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred.  Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.  Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset.

At December 31, 2013, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total
	ARO	Amount
	Recorded	Recorded	% of Total	Description

				Nuclear decommissioning, ash ponds,
PPL	$705	$533	76	landfills and natural gas mains
PPL Energy Supply	404	342	85	Nuclear decommissioning
LKE	252	191	76	Ash ponds, landfills and natural gas mains
LG&E	74	46	62	Ash ponds, landfills and natural gas mains
KU	178	145	81	Ash ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including the settlement dates and the timing of cash flows), the discount rates and the inflation rates.  At December 31, 2013, a 10% change to retirement cost, a 0.25% decrease in the discount rate or a 0.25% increase in the inflation rate would not have a significant impact on the ARO liabilities of the Registrants.  For PPL and PPL Energy Supply, there would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.  As noted above, these factors do not impact the Statements of Income of LKE, LG&E and KU.

Income Taxes (All Registrants)

Significant management judgment is required in developing the provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and valuation allowances on deferred tax assets.

Significant management judgment is required to determine the amount of benefit recognized related to an uncertain tax position.  Tax positions are evaluated following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  Management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, uncertain tax positions are reassessed by considering information known as of the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be derecognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2013, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by as much as the following.

	Increase	Decrease

PPL		$22
PPL Energy Supply		15

These changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the timing and utilization of tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.  In addition, for PPL, this change could also relate to the creditability of foreign taxes and the timing and utilization of foreign tax credits.  For PPL Electric, LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  Unrecognized tax benefits are classified as current to the extent management expects to settle an uncertain tax position by payment or receipt of cash within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position.  Management also considers the uncertainty posed by political risk and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances.  The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.

See Note 5 to the Financial Statements for income tax disclosures.

Regulatory Assets and Liabilities

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem.  WPD's electricity distribution revenues are set every five years (changing to every eight years beginning on April 1, 2015) through price controls that are not directly based on cost recovery.  Therefore, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

(All Registrants except PPL Energy Supply)

PPL Electric, LG&E and KU, are subject to cost-based rate regulation.  As a result, the effects of regulatory actions are required to be reflected in the financial statements.  Assets and liabilities are recorded that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates.  Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates.  In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation.  Based on this continual assessment, management believes the existing regulatory assets are probable of recovery.  This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future.  If future recovery of costs ceases to be probable, the regulatory asset would be written-off.  Additionally, the regulatory agencies can provide flexibility in the manner and timing of recovery of regulatory assets.

At December 31, 2013, regulatory assets and regulatory liabilities were recorded as reflected in the table below.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

		PPL
	PPL	Electric	LKE	LG&E	KU

Regulatory assets	$1,279	$778	$501	$320	$181
Regulatory liabilities	1,138	91	1,047	491	556

See Note 6 to the Financial Statements for additional information on regulatory assets and liabilities.

Revenue Recognition - Unbilled Revenue (PPL Electric, LKE, LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers.  Because customers are billed on cycles which vary based on the timing of the actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period.  Such unbilled revenue amounts reflect estimates of the deliveries to customers since the date of the last reading of their meters.  The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data and where applicable, the impact of weather normalization or other regulatory provisions of rate structures.  At December 31, unbilled revenues recorded on the Balance Sheets were as follows.

	2013	2012

PPL Electric	$116	$110
LKE	180	156
LG&E	85	72
KU	95	84

Other Information (All Registrants)

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services, tax services and other services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Reference is made to "Risk Management" for the Registrants in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PPL Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Corporation

We have audited PPL Corporation and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). PPL Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, PPL Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 24, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Managers and Sole Member of PPL Energy Supply, LLC

We have audited the accompanying consolidated balance sheets of PPL Energy Supply, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Energy Supply, LLC and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Electric Utilities Corporation

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member of LG&E and KU Energy LLC

We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LG&E and KU Energy LLC and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Louisville Gas and Electric Company

We have audited the accompanying balance sheets of Louisville Gas and Electric Company as of December 31, 2013 and 2012, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Louisville Gas and Electric Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Kentucky Utilities Company

We have audited the accompanying balance sheets of Kentucky Utilities Company as of December 31, 2013 and 2012, and the related statements of income, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kentucky Utilities Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 24, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2013	2012	2011
Operating Revenues
Utility	$7,201	$6,808	$6,292
Unregulated wholesale energy	3,044	4,126	5,212
Unregulated retail energy	1,027	844	726
Energy-related businesses	588	508	507
Total Operating Revenues	11,860	12,286	12,737

Operating Expenses
Operation
Fuel	1,944	1,837	1,946
Energy purchases	1,967	2,555	3,253
Other operation and maintenance	2,825	2,835	2,667
Loss on lease termination (Note 8)	697
Depreciation	1,161	1,100	960
Taxes, other than income	364	366	326
Energy-related businesses	563	484	484
Total Operating Expenses	9,521	9,177	9,636

Operating Income	2,339	3,109	3,101

Other Income (Expense) - net	(23)	(39)	4

Other-Than-Temporary Impairments	1	27	6

Interest Expense	1,006	961	898

Income from Continuing Operations Before Income Taxes	1,309	2,082	2,201

Income Taxes	180	545	691

Income from Continuing Operations After Income Taxes	1,129	1,537	1,510

Income (Loss) from Discontinued Operations (net of income taxes)	2	(6)	2

Net Income	1,131	1,531	1,512

Net Income Attributable to Noncontrolling Interests	1	5	17

Net Income Attributable to PPL Shareowners	$1,130	$1,526	$1,495

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$1,128	$1,532	$1,493
Income (Loss) from Discontinued Operations (net of income taxes)	2	(6)	2
Net Income	$1,130	$1,526	$1,495

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$1.85	$2.62	$2.70
Diluted	$1.76	$2.61	$2.70
Net Income Available to PPL Common Shareowners:
Basic	$1.85	$2.61	$2.71
Diluted	$1.76	$2.60	$2.70

Dividends Declared Per Share of Common Stock	$1.47	$1.44	$1.40

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	608,983	580,276	550,395
Diluted	663,073	581,626	550,952

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2013	2012	2011

Net income	$1,131	$1,531	$1,512

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $4, $2, ($2)	138	94	(48)
Available-for-sale securities, net of tax of ($72), ($31), ($6)	67	29	9
Qualifying derivatives, net of tax of ($41), ($32), ($139)	45	39	202
Equity investees' other comprehensive income (loss), net of tax of $0, ($1), $0		2
Defined benefit plans:
Prior service costs, net of tax of ($1), $0, ($1)	2	1	(3)
Net actuarial gain (loss), net of tax of ($73), $343, $58	71	(965)	(152)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $4, $1, $5	(6)	(7)	(7)
Qualifying derivatives, net of tax of $80, $278, $246	(83)	(434)	(370)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0			3
Defined benefit plans:
Prior service costs, net of tax of ($4), ($5), ($5)	6	10	10
Net actuarial loss, net of tax of ($49), ($29), ($19)	135	79	47
Total other comprehensive income (loss) attributable to PPL Shareowners	375	(1,152)	(309)

Comprehensive income (loss)	1,506	379	1,203
Comprehensive income attributable to noncontrolling interests	1	5	17

Comprehensive income (loss) attributable to PPL Shareowners	$1,505	$374	$1,186

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$1,131	$1,531	$1,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,161	1,100	961
Amortization	222	186	254
Defined benefit plans - expense	176	166	205
Deferred income taxes and investment tax credits	72	424	582
Impairment of assets	65	28	13
Unrealized (gains) losses on derivatives, and other hedging activities	236	27	(314)
Loss on lease termination (Note 8)	426
Other	80	(27)	(38)
Change in current assets and current liabilities
Accounts receivable	(165)	7	(89)
Accounts payable	25	(29)	(36)
Unbilled revenues	27	(19)	64
Prepayments	14	(5)	294
Counterparty collateral	(81)	(34)	(190)
Taxes payable	20	24	(104)
Uncertain tax positions	(114)	(4)	6
Regulatory assets and liabilities, net	18	(2)	106
Accrued interest	(3)	32	109
Other	(91)	12
Other operating activities
Defined benefit plans - funding	(563)	(607)	(667)
Other assets	7	(33)	(62)
Other liabilities	194	(13)	(99)
Net cash provided by (used in) operating activities	2,857	2,764	2,507
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(4,212)	(3,105)	(2,487)
Expenditures for intangible assets	(95)	(71)	(102)
Proceeds from the sale of certain non-core generation facilities			381
Ironwood Acquisition, net of cash acquired		(84)
Acquisition of WPD Midlands			(5,763)
Purchases of nuclear plant decommissioning trust investments	(159)	(154)	(169)
Proceeds from the sale of nuclear plant decommissioning trust investments	144	139	156
Proceeds from the sale of other investments		20	163
Net (increase) decrease in restricted cash and cash equivalents	(20)	96	(143)
Other investing activities	47	36	12
Net cash provided by (used in) investing activities	(4,295)	(3,123)	(7,952)
Cash Flows from Financing Activities
Issuance of long-term debt	2,038	1,223	5,745
Retirement of long-term debt	(747)	(108)	(1,210)
Repurchase of common stock	(74)
Issuance of common stock	1,411	72	2,297
Payment of common stock dividends	(878)	(833)	(746)
Redemption of preference stock of a subsidiary		(250)
Debt issuance and credit facility costs	(49)	(17)	(102)
Contract adjustment payments on Equity Units	(82)	(94)	(72)
Net increase (decrease) in short-term debt	49	74	(125)
Other financing activities	(37)	(19)	(20)
Net cash provided by (used in) financing activities	1,631	48	5,767
Effect of Exchange Rates on Cash and Cash Equivalents	8	10	(45)
Net Increase (Decrease) in Cash and Cash Equivalents	201	(301)	277
Cash and Cash Equivalents at Beginning of Period	901	1,202	925
Cash and Cash Equivalents at End of Period	$1,102	$901	$1,202

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$916	$847	$696
Income taxes - net	$128	$73	$(76)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$1,102	$901
Restricted cash and cash equivalents	83	54
Accounts receivable (less reserve: 2013, $64; 2012, $64)
Customer	923	745
Other	97	79
Unbilled revenues	835	857
Fuel, materials and supplies	702	673
Prepayments	153	166
Deferred taxes	246	30
Price risk management assets	942	1,525
Regulatory assets	33	19
Other current assets	37	19
Total Current Assets	5,153	5,068

Investments
Nuclear plant decommissioning trust funds	864	712
Other investments	43	47
Total Investments	907	759

Property, Plant and Equipment
Regulated utility plant	27,755	25,196
Less: accumulated depreciation - regulated utility plant	4,873	4,164
Regulated utility plant, net	22,882	21,032
Non-regulated property, plant and equipment
Generation	11,881	11,295
Nuclear fuel	591	524
Other	834	726
Less: accumulated depreciation - non-regulated property, plant and equipment	6,172	5,942
Non-regulated property, plant and equipment, net	7,134	6,603
Construction work in progress	3,071	2,397
Property, Plant and Equipment, net (a)	33,087	30,032

Other Noncurrent Assets
Regulatory assets	1,246	1,483
Goodwill	4,225	4,158
Other intangibles	947	925
Price risk management assets	337	572
Other noncurrent assets	357	637
Total Other Noncurrent Assets	7,112	7,775

Total Assets	$46,259	$43,634

(a)
At December 31, 2012, includes $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements from the consolidation of a VIE that was the owner/lessor of the Lower Mt. Bethel plant.  See Note 22 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$701	$652
Long-term debt due within one year	315	751
Accounts payable	1,308	1,252
Taxes	114	90
Interest	325	325
Dividends	232	210
Price risk management liabilities	829	1,065
Regulatory liabilities	90	61
Other current liabilities	998	1,219
Total Current Liabilities	4,912	5,625

Long-term Debt	20,592	18,725

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,928	3,387
Investment tax credits	342	328
Price risk management liabilities	415	629
Accrued pension obligations	1,286	2,076
Asset retirement obligations	687	536
Regulatory liabilities	1,048	1,010
Other deferred credits and noncurrent liabilities	583	820
Total Deferred Credits and Other Noncurrent Liabilities	8,289	8,786

Commitments and Contingent Liabilities (Notes 5, 6 and 15)

Equity
PPL Shareowners' Common Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	8,316	6,936
Earnings reinvested	5,709	5,478
Accumulated other comprehensive loss	(1,565)	(1,940)
Total PPL Shareowners' Common Equity	12,466	10,480
Noncontrolling Interests		18
Total Equity	12,466	10,498

Total Liabilities and Equity	$46,259	$43,634

(a)	780,000 shares authorized; 630,321 and 581,944 shares issued and outstanding at December 31, 2013 and 2012.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other		Non-
	outstanding	Common	paid-in	Earnings	comprehensive		controlling
	(a)	stock	capital	reinvested	loss		interests	Total

December 31, 2010 (b)	483,391	$5	$4,602	$4,082	$(479)		$268	$8,478
Common stock issued (c)	95,014	1	2,344					2,345
Purchase Contracts (d)			(143)					(143)
Stock-based compensation (f)			10					10
Net income				1,495			17	1,512
Dividends, dividend equivalents,
redemptions and distributions (g)				(780)			(17)	(797)
Other comprehensive income (loss)					(309)			(309)
December 31, 2011 (b)	578,405	$6	$6,813	$4,797	$(788)		$268	$11,096

Common stock issued (c)	3,543		$99					$99
Common stock repurchased	(4)
Stock-based compensation (f)			18					18
Net income				$1,526			$5	1,531
Dividends, dividend equivalents,
redemptions and distributions (g)			6	(845)			(255)	(1,094)
Other comprehensive income (loss)					$(1,152)			(1,152)
December 31, 2012 (b)	581,944	$6	$6,936	$5,478	$(1,940)		$18	$10,498

Common stock issued (c)	50,807		$1,437					$1,437
Common stock repurchased (e)	(2,430)		(74)					(74)
Cash settlement of equity forward
agreements (e)			(13)					(13)
Stock-based compensation (f)			30					30
Net income				$1,130			$1	1,131
Dividends, dividend equivalents,
redemptions and distributions (g)				(899)			(19)	(918)
Other comprehensive income (loss)					$375			375
December 31, 2013 (b)	630,321	$6	$8,316	$5,709	$(1,565)	$		$12,466
(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)	See Note 24 for disclosure of balances of each component of AOCI.
(c)
All years presented include shares of common stock issued through various stock and incentive compensation plans.  2011 includes the April issuance of common stock and 2013 includes the April and July issuances of common stock.  See Note 7 for additional information.

(d)	Represents $123 million for the 2011 Purchase Contracts and $20 million of related fees and expenses, net of tax. See Note 7 for additional information.
(e)	See Note 7 for additional information.
(f)
2013, 2012 and 2011 include $50 million, $47 million and $33 million of stock-based compensation expense related to new and existing unvested equity awards, and $(20) million, $(29) million and $(23) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(g)
"Earnings reinvested" includes dividends and dividend equivalents on PPL common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests.  In December 2013, a distribution to noncontrolling interests was made related to the purchase of the Lower Mt. Bethel plant.  See Note 22 for additional information.  In June 2012, PPL Electric redeemed all of its outstanding preference stock at par value, which was classified as noncontrolling interest.  See Note 3 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2013	2012	2011
Operating Revenues
Unregulated wholesale energy	$3,044	$4,126	$5,212
Unregulated wholesale energy to affiliate	51	78	26
Unregulated retail energy	1,031	848	727
Energy-related businesses	527	448	464
Total Operating Revenues	4,653	5,500	6,429

Operating Expenses
Operation
Fuel	1,049	965	1,080
Energy purchases	1,168	1,818	2,283
Energy purchases from affiliate	3	3	3
Other operation and maintenance	1,072	1,041	929
Loss on lease termination (Note 8)	697
Depreciation	318	285	244
Taxes, other than income	66	69	71
Energy-related businesses	512	432	458
Total Operating Expenses	4,885	4,613	5,068

Operating Income (Loss)	(232)	887	1,361

Other Income (Expense) - net	30	18	23

Other-Than-Temporary Impairments	1	1	6

Interest Income from Affiliates	3	2	8

Interest Expense	171	168	174

Income (Loss) from Continuing Operations Before Income Taxes	(371)	738	1,212

Income Taxes	(142)	263	445

Income (Loss) from Continuing Operations After Income Taxes	(229)	475	767

Income (Loss) from Discontinued Operations (net of income taxes)			2

Net Income (Loss)	(229)	475	769

Net Income (Loss) Attributable to Noncontrolling Interests	1	1	1

Net Income (Loss) Attributable to PPL Energy Supply Member	$(230)	$474	$768

Amounts Attributable to PPL Energy Supply Member:
Income (Loss) from Continuing Operations After Income Taxes	$(230)	$474	$766
Income (Loss) from Discontinued Operations (net of income taxes)			2
Net Income (Loss)	$(230)	$474	$768

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2013	2012	2011

Net income (loss)	$(229)	$475	$769

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($72), ($31), ($6)	67	29	9
Qualifying derivatives, net of tax of $0, ($46), ($164)		68	267
Defined benefit plans:
Prior service costs, net of tax of ($1), $0, ($2)	2	1	(2)
Net actuarial gain (loss), net of tax of ($49), $56, $13	71	(82)	(22)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $4, $1, $5	(6)	(7)	(7)
Qualifying derivatives, net of tax of $84, $291, $242	(123)	(463)	(353)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0			3
Defined benefit plans:
Prior service costs, net of tax of ($3), ($2), ($3)	4	5	4
Net actuarial loss, net of tax of ($10), ($2), ($2)	14	10	4
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	29	(439)	(97)

Comprehensive income (loss)	(200)	36	672
Comprehensive income attributable to noncontrolling interests	1	1	1

Comprehensive income (loss) attributable to PPL Energy Supply Member	$(201)	$35	$671

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2013	2012	2011
Cash Flows from Operating Activities
Net income (Loss)	$(229)	$475	$769
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	318	285	245
Amortization	156	119	137
Defined benefit plans - expense	51	43	36
Deferred income taxes and investment tax credits	(296)	152	317
Impairment of assets	65	3	13
Unrealized (gains) losses on derivatives, and other hedging activities	171	(41)	(283)
Loss on lease termination (Note 8)	426
Other	2	19	(65)
Change in current assets and current liabilities
Accounts receivable	23	(54)	38
Accounts payable	(56)	(22)	(73)
Unbilled revenues	83	33	14
Fuel, materials and supplies	(31)	(29)	(10)
Counterparty collateral	(81)	(34)	(190)
Taxes payable	(31)	(27)	27
Other	(14)	(39)	(8)
Other operating activities
Defined benefit plans - funding	(113)	(75)	(152)
Other assets	(4)	(41)	(30)
Other liabilities	(30)	17	(9)
Net cash provided by (used in) operating activities	410	784	776
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(583)	(648)	(661)
Proceeds from the sale of certain non-core generation facilities			381
Ironwood Acquisition, net of cash acquired		(84)
Expenditures for intangible assets	(42)	(45)	(57)
Purchases of nuclear plant decommissioning trust investments	(159)	(154)	(169)
Proceeds from the sale of nuclear plant decommissioning trust investments	144	139	156
Net (increase) decrease in notes receivable from affiliates		198	(198)
Net (increase) decrease in restricted cash and cash equivalents	(22)	104	(128)
Other investing activities	31	21	8
Net cash provided by (used in) investing activities	(631)	(469)	(668)
Cash Flows from Financing Activities
Issuance of long-term debt			500
Retirement of long-term debt	(747)	(9)	(750)
Contributions from member	1,577	563	461
Distributions to member	(408)	(787)	(316)
Cash included in net assets of subsidiary distributed to member			(325)
Net increase (decrease) in short-term debt	(356)	(44)	50
Other financing activities	(19)	(4)	(10)
Net cash provided by (used in) financing activities	47	(281)	(390)
Net Increase (Decrease) in Cash and Cash Equivalents	(174)	34	(282)
Cash and Cash Equivalents at Beginning of Period	413	379	661
Cash and Cash Equivalents at End of Period	$239	$413	$379

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$157	$150	$165
Income taxes - net	$189	$128	$69

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$239	$413
Restricted cash and cash equivalents	68	46
Accounts receivable (less reserve: 2013, $21; 2012, $23)
Customer	233	183
Other	97	31
Accounts receivable from affiliates	45	125
Unbilled revenues	286	369
Fuel, materials and supplies	358	327
Prepayments	20	15
Price risk management assets	860	1,511
Other current assets	27	10
Total Current Assets	2,233	3,030

Investments
Nuclear plant decommissioning trust funds	864	712
Other investments	37	41
Total Investments	901	753

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,891	11,305
Nuclear fuel	591	524
Other	288	294
Less: accumulated depreciation - non-regulated property, plant and equipment	6,046	5,817
Non-regulated property, plant and equipment, net	6,724	6,306
Construction work in progress	450	987
Property, Plant and Equipment, net (a)	7,174	7,293

Other Noncurrent Assets
Goodwill	86	86
Other intangibles	266	252
Price risk management assets	328	557
Other noncurrent assets	86	404
Total Other Noncurrent Assets	766	1,299

Total Assets	$11,074	$12,375

(a)
At December 31, 2012, includes $428 million of PP&E, consisting primarily of "Generation," including leasehold improvements from the consolidation of a VIE that was the owner/lessor of the Lower Mt. Bethel plant.  See Note 22 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt		$356
Long-term debt due within one year	$304	751
Accounts payable	393	438
Accounts payable to affiliates	4	31
Taxes	31	62
Interest	22	31
Price risk management liabilities	750	1,010
Deferred income taxes	9	158
Other current liabilities	269	319
Total Current Liabilities	1,782	3,156

Long-term Debt	2,221	2,521

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,114	1,232
Investment tax credits	205	186
Price risk management liabilities	320	556
Accrued pension obligations	111	293
Asset retirement obligations	393	365
Other deferred credits and noncurrent liabilities	130	218
Total Deferred Credits and Other Noncurrent Liabilities	2,273	2,850

Commitments and Contingent Liabilities (Note 15)

Equity
Member's equity	4,798	3,830
Noncontrolling interests		18
Total Equity	4,798	3,848

Total Liabilities and Equity	$11,074	$12,375

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total
December 31, 2010 (a)	$4,491	$18	$4,509
Net income	768	1	769
Other comprehensive income (loss)	(97)		(97)
Contributions from member	461		461
Distributions	(316)	(1)	(317)
Distribution of membership interest in PPL Global (b)	(1,288)		(1,288)
December 31, 2011 (a)	$4,019	$18	$4,037

Net income	$474	$1	$475
Other comprehensive income (loss)	(439)		(439)
Contributions from member	563		563
Distributions	(787)	(1)	(788)
December 31, 2012 (a)	$3,830	$18	$3,848

Net income (loss)	$(230)	$1	$(229)
Other comprehensive income (loss)	29		29
Contributions from member	1,577		1,577
Distributions (c)	(408)	(19)	(427)
December 31, 2013 (a)	$4,798	$	$4,798

(a)	See Note 24 for disclosure of balances of each component of AOCI.
(b)	See Note 9 for additional information.
(c)	In December 2013, a distribution to noncontrolling interests was made related to the purchase of the Lower Mt. Bethel plant. See Note 22 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2013	2012	2011
Operating Revenues
Retail electric	$1,866	$1,760	$1,881
Electric revenue from affiliate	4	3	11
Total Operating Revenues	1,870	1,763	1,892

Operating Expenses
Operation
Energy purchases	588	550	738
Energy purchases from affiliate	51	78	26
Other operation and maintenance	531	576	530
Depreciation	178	160	146
Taxes, other than income	103	105	104
Total Operating Expenses	1,451	1,469	1,544

Operating Income	419	294	348

Other Income (Expense) - net	6	9	7

Interest Expense	108	99	98

Income Before Income Taxes	317	204	257

Income Taxes	108	68	68

Net Income (a)	209	136	189

Distributions on Preference Stock		4	16

Net Income Available to PPL	$209	$132	$173

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$209	$136	$189
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	178	160	146
Amortization	19	18	8
Defined benefit plans - expense	21	22	18
Deferred income taxes and investment tax credits	127	114	106
Other	(9)	(9)	(7)
Change in current assets and current liabilities
Accounts receivable	(29)	3	(5)
Accounts payable	12	38	(60)
Unbilled revenues	(6)	(8)	36
Prepayments	36	2	58
Regulatory assets and liabilities	19	(1)	107
Taxes payable	49	12	(23)
Other	(28)	(5)	7
Other operating activities
Defined benefit plans - funding	(93)	(59)	(113)
Other assets	8	(3)	(28)
Other liabilities	10	(31)	(19)
Net cash provided by (used in) operating activities	523	389	420

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(903)	(624)	(481)
Expenditures for intangible assets	(39)	(9)	(9)
Net (increase) decrease in notes receivable from affiliate	(150)
Other investing activities	12	20	13
Net cash provided by (used in) investing activities	(1,080)	(613)	(477)

Cash Flows from Financing Activities
Issuance of long-term debt	348	249	645
Retirement of long-term debt			(458)
Contributions from PPL	205	150	100
Redemption of preference stock		(250)
Payment of common stock dividends to parent	(127)	(95)	(92)
Net increase (decrease) in short-term debt	20
Other financing activities	(4)	(10)	(22)
Net cash provided by (used in) financing activities	442	44	173

Net Increase (Decrease) in Cash and Cash Equivalents	(115)	(180)	116
Cash and Cash Equivalents at Beginning of Period	140	320	204
Cash and Cash Equivalents at End of Period	$25	$140	$320

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$87	$81	$75
Income taxes - net	$(45)	$(42)	$(44)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2013	2012
Assets

Current Assets
Cash and cash equivalents	$25	$140
Accounts receivable (less reserve: 2013, $18; 2012, $18)
Customer	284	249
Other	5	5
Accounts receivable from affiliates	4	29
Notes receivable from affiliate	150
Unbilled revenues	116	110
Materials and supplies	35	39
Prepayments	40	76
Deferred income taxes	85	45
Other current assets	22	4
Total Current Assets	766	697

Property, Plant and Equipment
Regulated utility plant	6,886	6,286
Less: accumulated depreciation - regulated utility plant	2,417	2,316
Regulated utility plant, net	4,469	3,970
Other, net	2	2
Construction work in progress	591	370
Property, Plant and Equipment, net	5,062	4,342

Other Noncurrent Assets
Regulatory assets	772	853
Intangibles	211	171
Other noncurrent assets	35	55
Total Other Noncurrent Assets	1,018	1,079

Total Assets	$6,846	$6,118

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$20
Long-term debt due within one year	10
Accounts payable	295	$259
Accounts payable to affiliates	57	63
Taxes	51	12
Interest	34	26
Regulatory liabilities	76	52
Other current liabilities	82	93
Total Current Liabilities	625	505

Long-term Debt	2,305	1,967

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,399	1,233
Investment tax credits	2	3
Accrued pension obligations	96	237
Regulatory liabilities	15	8
Other deferred credits and noncurrent liabilities	55	103
Total Deferred Credits and Other Noncurrent Liabilities	1,567	1,584

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,340	1,135
Earnings reinvested	645	563
Total Equity	2,349	2,062

Total Liabilities and Equity	$6,846	$6,118

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2013 and 2012.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common
	stock
	shares				Additional
	outstanding	Preferred		Common	paid-in	Earnings
	(a)	securities		stock	capital	reinvested	Total

December 31, 2010	66,368		$250	$364	$879	$451	$1,944
Net income						189	189
Capital contributions from PPL					100		100
Cash dividends declared on preference stock						(16)	(16)
Cash dividends declared on common stock						(92)	(92)
December 31, 2011	66,368		$250	$364	$979	$532	$2,125

Net income						$136	$136
Redemption of preference stock (b)			$(250)		$6	(6)	(250)
Capital contributions from PPL					150		150
Cash dividends declared on preference stock						(4)	(4)
Cash dividends declared on common stock						(95)	(95)
December 31, 2012	66,368	$		$364	$1,135	$563	$2,062

Net income						$209	$209
Capital contributions from PPL					$205		205
Cash dividends declared on common stock						(127)	(127)
December 31, 2013	66,368	$		$364	$1,340	$645	$2,349

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	In June 2012, PPL Electric redeemed all of its outstanding preference stock. See Note 3 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2013	2012	2011

Operating Revenues	$2,976	$2,759	$2,793

Operating Expenses
Operation
Fuel	896	872	866
Energy purchases	217	195	238
Other operation and maintenance	778	778	751
Depreciation	334	346	334
Taxes, other than income	48	46	37
Total Operating Expenses	2,273	2,237	2,226

Operating Income	703	522	567

Other Income (Expense) - net	(7)	(15)	(1)

Other-Than-Temporary Impairments		25

Interest Expense	144	150	146

Interest Expense with Affiliate	1	1	1

Income (Loss) from Continuing Operations Before Income
Taxes	551	331	419

Income Taxes	206	106	153

Income (Loss) from Continuing Operations After Income
Taxes	345	225	266

Income (Loss) from Discontinued Operations (net of income
taxes)	2	(6)	(1)

Net Income (Loss)	$347	$219	$265

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2013	2012	2011

Net income (loss)	$347	$219	$265

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax
(expense) benefit:
Equity investee's other comprehensive income (loss), net
of tax of $0, ($1), $0		1
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $1			(2)
Net actuarial gain (loss), net of tax of ($18), $13, ($1)	28	(21)
Reclassification to net income - (gains) losses, net of tax
expense (benefit):
Defined benefit plans:
Net actuarial loss, net of tax of $0, $0, $1		1
Total other comprehensive income (loss)	28	(19)	(2)

Comprehensive income (loss) attributable to member	$375	$200	$263

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$347	$219	$265
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation	334	346	334
Amortization	22	27	27
Defined benefit plans - expense	48	40	51
Deferred income taxes and investment tax credits	254	133	218
Impairment of assets		25
Other	5	2	(9)
Change in current assets and current liabilities
Accounts receivable	(91)	(9)	17
Accounts payable	40	1	(32)
Accounts payable to affiliates	1	(1)
Unbilled revenues	(24)	(10)	24
Fuel, materials and supplies	(1)	8	15
Income tax receivable	1	2	37
Taxes payable	13	1	(2)
Other	22		(1)
Other operating activities
Defined benefit plans - funding	(168)	(70)	(170)
Settlement of interest rate swaps	86
Other assets		(5)	(11)
Other liabilities	22	38	18
Net cash provided by (used in) operating activities	911	747	781
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,434)	(768)	(477)
Proceeds from the sale of other investments			163
Net (increase) decrease in notes receivable from affiliates	(70)	15	46
Net (increase) decrease in restricted cash and cash equivalents	9	(3)	(9)
Other investing activities	2
Net cash provided by (used in) investing activities	(1,493)	(756)	(277)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(25)	25
Issuance of long-term debt	496		250
Retirement of long-term debt			(2)
Net increase (decrease) in short-term debt	120	125	(163)
Debt issuance and credit facility costs	(6)	(2)	(8)
Distributions to member	(254)	(155)	(533)
Contributions from member	243
Net cash provided by (used in) financing activities	574	(7)	(456)
Net Increase (Decrease) in Cash and Cash Equivalents	(8)	(16)	48
Cash and Cash Equivalents at Beginning of Period	43	59	11
Cash and Cash Equivalents at End of Period	$35	$43	$59

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$137	$139	$126
Income taxes - net	$(67)	$(45)	$(98)

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2013	2012
Assets

Current Assets
Cash and cash equivalents	$35	$43
Accounts receivable (less reserve: 2013, $22; 2012, $19)
Customer	224	133
Other	20	20
Unbilled revenues	180	156
Accounts receivable from affiliates		1
Notes receivable from affiliates	70
Fuel, materials and supplies	278	276
Prepayments	21	28
Price risk management assets from affiliates		14
Deferred income taxes	159	13
Regulatory assets	27	19
Other current assets	3	4
Total Current Assets	1,017	707

Property, Plant and Equipment
Regulated utility plant	8,526	8,073
Less: accumulated depreciation - regulated utility plant	778	519
Regulated utility plant, net	7,748	7,554
Other, net	3	3
Construction work in progress	1,793	750
Property, Plant and Equipment, net	9,544	8,307

Other Noncurrent Assets
Regulatory assets	474	630
Goodwill	996	996
Other intangibles	221	271
Other noncurrent assets	98	108
Total Other Noncurrent Assets	1,789	2,005

Total Assets	$12,350	$11,019

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$245	$125
Notes payable with affiliates		25
Accounts payable	346	283
Accounts payable to affiliates	3	1
Customer deposits	50	48
Taxes	39	26
Price risk management liabilities	4	5
Regulatory liabilities	14	9
Interest	23	21
Other current liabilities	111	100
Total Current Liabilities	835	643

Long-term Debt	4,565	4,075

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	965	541
Investment tax credits	135	138
Price risk management liabilities	32	53
Accrued pension obligations	152	414
Asset retirement obligations	245	125
Regulatory liabilities	1,033	1,002
Other deferred credits and noncurrent liabilities	238	242
Total Deferred Credits and Other Noncurrent Liabilities	2,800	2,515

Commitments and Contingent Liabilities (Notes 6 and 15)

Member's equity	4,150	3,786
Total Equity	4,150	3,786

Total Liabilities and Equity	$12,350	$11,019

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

Member's
Equity

December 31, 2010 (a)	$4,011
Net income	265
Distributions to member	(533)
Other comprehensive income (loss)	(2)
December 31, 2011 (a)	$3,741

Net income	$219
Distributions to member	(155)
Other comprehensive income (loss)	(19)
December 31, 2012 (a)	$3,786

Net income	$347
Contributions from member	243
Distributions to member	(254)
Other comprehensive income (loss)	28
December 31, 2013 (a)	$4,150

(a)      See Note 24 for disclosure of balances of each component of AOCI.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2013	2012	2011
Operating Revenues
Retail and wholesale	$1,351	$1,247	$1,281
Electric revenue from affiliate	59	77	83
Total Operating Revenues	1,410	1,324	1,364

Operating Expenses
Operation
Fuel	367	374	350
Energy purchases	195	163	209
Energy purchases from affiliate	10	12	36
Other operation and maintenance	373	363	363
Depreciation	148	152	147
Taxes, other than income	24	23	18
Total Operating Expenses	1,117	1,087	1,123

Operating Income	293	237	241

Other Income (Expense) - net	(2)	(3)	(2)

Interest Expense	34	42	44

Income Before Income Taxes	257	192	195

Income Taxes	94	69	71

Net Income (a)	$163	$123	$124

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Millions of Dollars)
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$163	$123	$124
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	148	152	147
Amortization	6	11	12
Defined benefit plans - expense	18	18	21
Deferred income taxes and investment tax credits	26	69	51
Other	9	(13)	1
Change in current assets and current liabilities
Accounts receivable	(23)	(2)	25
Accounts payable	16		(24)
Accounts payable to affiliates	1	(3)	6
Unbilled revenues	(13)	(7)	16
Fuel, materials and supplies	(12)		20
Taxes payable	9	(7)	3
Other	8	(7)	(7)
Other operating activities
Defined benefit plans - funding	(48)	(27)	(70)
Settlement of interest rate swaps	43
Other assets	(1)	(21)	(7)
Other liabilities	6	22	7
Net cash provided by (used in) operating activities	356	308	325
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(577)	(286)	(196)
Proceeds from the sale of other investments			163
Net (increase) decrease in restricted cash and cash
equivalents	10	(3)	(9)
Net cash provided by (used in) investing activities	(567)	(289)	(42)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates			(12)
Issuance of long-term debt	248
Net increase (decrease) in short-term debt	(35)	55	(163)
Debt issuance and credit facility costs	(3)	(2)	(2)
Payment of common stock dividends to parent	(99)	(75)	(83)
Contributions from parent	86
Net cash provided by (used in) financing activities	197	(22)	(260)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	(3)	23
Cash and Cash Equivalents at Beginning of Period	22	25	2
Cash and Cash Equivalents at End of Period	$8	$22	$25

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$36	$39	$40
Income taxes - net	$51	$5	$20

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2013	2012
Assets

Current Assets
Cash and cash equivalents	$8	$22
Accounts receivable (less reserve: 2013, $2; 2012, $1)
Customer	102	59
Other	9	16
Unbilled revenues	85	72
Accounts receivable from affiliates		14
Fuel, materials and supplies	154	142
Prepayments	7	7
Price risk management assets from affiliates		7
Regulatory assets	17	19
Other current assets	3	1
Total Current Assets	385	359

Property, Plant and Equipment
Regulated utility plant	3,383	3,187
Less: accumulated depreciation - regulated utility plant	332	220
Regulated utility plant, net	3,051	2,967
Construction work in progress	651	259
Property, Plant and Equipment, net	3,702	3,226

Other Noncurrent Assets
Regulatory assets	303	400
Goodwill	389	389
Other intangibles	120	144
Other noncurrent assets	35	44
Total Other Noncurrent Assets	847	977

Total Assets	$4,934	$4,562

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$20	$55
Accounts payable	166	117
Accounts payable to affiliates	24	23
Customer deposits	24	23
Taxes	11	2
Price risk management liabilities	4	5
Regulatory liabilities	9	4
Interest	6	5
Other current liabilities	32	34
Total Current Liabilities	296	268

Long-term Debt	1,353	1,112

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	582	544
Investment tax credits	38	40
Price risk management liabilities	32	53
Accrued pension obligations	19	102
Asset retirement obligations	68	56
Regulatory liabilities	482	471
Other deferred credits and noncurrent liabilities	104	106
Total Deferred Credits and Other Noncurrent Liabilities	1,325	1,372

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,364	1,278
Earnings reinvested	172	108
Total Equity	1,960	1,810

Total Liabilities and Equity	$4,934	$4,562

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2013 and December 31, 2012.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2010	21,294	$424	$1,278	$19	$1,721
Net income				124	124
Cash dividends declared on common stock				(83)	(83)
December 31, 2011	21,294	$424	$1,278	$60	$1,762

Net income				$123	$123
Cash dividends declared on common stock				(75)	(75)
December 31, 2012	21,294	$424	$1,278	$108	$1,810

Net income				$163	$163
Capital contributions from LKE			86		86
Cash dividends declared on common stock				(99)	(99)
December 31, 2013	21,294	$424	$1,364	$172	$1,960

(a)      Shares in thousands.  All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2013	2012	2011
Operating Revenues
Retail and wholesale	$1,625	$1,512	$1,512
Electric revenue from affiliate	10	12	36
Total Operating Revenues	1,635	1,524	1,548

Operating Expenses
Operation
Fuel	529	498	516
Energy purchases	22	32	29
Energy purchases from affiliate	59	77	83
Other operation and maintenance	382	384	362
Depreciation	186	193	186
Taxes, other than income	24	23	19
Total Operating Expenses	1,202	1,207	1,195

Operating Income	433	317	353

Other Income (Expense) - net	(3)	(8)	(1)

Other-Than-Temporary Impairments		25

Interest Expense	70	69	70

Income Before Income Taxes	360	215	282

Income Taxes	132	78	104

Net Income (a)	$228	$137	$178

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Millions of Dollars)
	2013	2012	2011
Cash Flows from Operating Activities
Net income	$228	$137	$178
Adjustments to reconcile net income to net cash provided
by (used in) operating activities
Depreciation	186	193	186
Amortization	14	14	13
Defined benefit plans - expense	18	11	14
Deferred income taxes and investment tax credits	69	99	108
Impairment of assets		25
Other	(3)	10	(10)
Change in current assets and current liabilities
Accounts receivable	(37)	(17)	22
Accounts payable	23	1	2
Accounts payable to affiliates	(8)		(12)
Unbilled revenues	(11)	(3)	8
Fuel, materials and supplies	10	7	(5)
Taxes payable	7	15	(14)
Other	10	6	(3)
Other operating activities
Defined benefit plans - funding	(65)	(21)	(50)
Settlement of interest rate swaps	43
Other assets	1	(3)	(2)
Other liabilities	10	26	9
Net cash provided by (used in) operating activities	495	500	444
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(855)	(480)	(279)
Other investing activities	2
Net cash provided by (used in) investing activities	(853)	(480)	(279)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates			(10)
Issuance of long-term debt	248
Net increase (decrease) in short-term debt	80	70
Debt issuance and credit facility costs	(3)		(3)
Payment of common stock dividends to parent	(124)	(100)	(124)
Contributions from parent	157
Net cash provided by (used in) financing activities	358	(30)	(137)
Net Increase (Decrease) in Cash and Cash Equivalents		(10)	28
Cash and Cash Equivalents at Beginning of Period	21	31	3
Cash and Cash Equivalents at End of Period	$21	$21	$31

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$61	$62	$60
Income taxes - net	$47	$(39)	$16

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2013	2012
Assets

Current Assets
Cash and cash equivalents	$21	$21
Accounts receivable (less reserve: 2013, $4; 2012, $2)
Customer	122	74
Other	9	13
Unbilled revenues	95	84
Accounts receivable from affiliates		7
Fuel, materials and supplies	124	134
Prepayments	4	10
Price risk management assets from affiliates		7
Regulatory assets	10
Other current assets	6	6
Total Current Assets	391	356

Property, Plant and Equipment
Regulated utility plant	5,143	4,886
Less: accumulated depreciation - regulated utility plant	446	299
Regulated utility plant, net	4,697	4,587
Other, net	1	1
Construction work in progress	1,139	490
Property, Plant and Equipment, net	5,837	5,078

Other Noncurrent Assets
Regulatory assets	171	230
Goodwill	607	607
Other intangibles	101	127
Other noncurrent assets	56	57
Total Other Noncurrent Assets	935	1,021

Total Assets	$7,163	$6,455

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)
	2013	2012
Liabilities and Equity

Current Liabilities
Short-term debt	$150	$70
Accounts payable	159	147
Accounts payable to affiliates	25	33
Customer deposits	26	25
Taxes	33	26
Regulatory liabilities	5	5
Interest	11	10
Other current liabilities	36	33
Total Current Liabilities	445	349

Long-term Debt	2,091	1,842

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	658	587
Investment tax credits	97	98
Accrued pension obligations	11	104
Asset retirement obligations	177	69
Regulatory liabilities	551	531
Other deferred credits and noncurrent liabilities	89	92
Total Deferred Credits and Other Noncurrent Liabilities	1,583	1,481

Commitments and Contingent Liabilities (Notes 6 and 15)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,505	2,348
Accumulated other comprehensive income (loss)	1	1
Earnings reinvested	230	126
Total Equity	3,044	2,783

Total Liabilities and Equity	$7,163	$6,455

(a)      80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2013 and December 31, 2012.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common					Accumulated
	stock					other
	shares		Additional			comprehensive
	outstanding	Common	paid-in	Earnings		income
	(a)	stock	capital	reinvested		(loss)	Total

December 31, 2010	37,818	$308	$2,348	$35			$2,691
Net income				178			178
Cash dividends declared on common stock				(124)			(124)
December 31, 2011	37,818	$308	$2,348	$89	$		$2,745

Net income				$137			$137
Cash dividends declared on common stock				(100)			(100)
Other comprehensive income (loss)						1	1
December 31, 2012 (b)	37,818	$308	$2,348	$126		$1	$2,783

Net income				$228			$228
Capital contributions from LKE			157				157
Cash dividends declared on common stock				(124)			(124)
December 31, 2013 (b)	37,818	$308	$2,505	$230		$1	$3,044

(a)      Shares in thousands.  All common shares of KU stock are owned by LKE.
(b)      See Note 24 for disclosure of balances of each component of AOCI.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(All Registrants)

General

Capitalized terms and abbreviations appearing in the combined notes to financial statements are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for its related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

Business and Consolidation

(PPL)

PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in:  1) the regulated distribution of electricity in the U.K.; 2) the regulated generation, transmission, distribution and sale of electricity and the regulated distribution and sale of natural gas, primarily in Kentucky; 3) the regulated transmission, distribution and sale of electricity in Pennsylvania; and 4) the competitive generation and marketing of electricity in portions of the northeastern and northwestern U.S.  Headquartered in Allentown, PA, PPL's principal subsidiaries are PPL Global, LKE (including its principal subsidiaries, LG&E and KU), PPL Electric and PPL Energy Supply (including its principal subsidiaries, PPL EnergyPlus and PPL Generation).  PPL's corporate level financing subsidiary is PPL Capital Funding.

WPD, a subsidiary of PPL Global, through indirect wholly owned subsidiaries operates regulated distribution networks providing electricity service in the U.K.  WPD serves end-users in Wales and southwest and central England.  Its principal subsidiaries are WPD (South Wales), WPD (South West), WPD (East Midlands) and WPD (West Midlands).

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently referred to as WPD Midlands), from subsidiaries of E.ON AG.  WPD Midlands' operating results are included in PPL's results of operations for the full year of 2013 and 2012, but as PPL is consolidating WPD Midlands on a one-month lag, eight months of operating results are included in PPL's results of operations for 2011.

See Note 10 for additional information regarding the acquisition of WPD Midlands.

PPL consolidates WPD, including WPD Midlands, on a one-month lag.  Material intervening events, such as debt issuances that occur in the lag period, are recognized in the current period financial statements.  Events that are significant but not material are disclosed.

(PPL and PPL Energy Supply)

PPL Energy Supply is an energy company conducting business primarily through its principal subsidiaries PPL Generation and PPL EnergyPlus.  PPL Generation owns and operates a portfolio of competitive domestic power generating assets.  These power plants are located in Pennsylvania and Montana and use well-diversified fuel sources including coal, uranium, natural gas, oil and water.  PPL EnergyPlus sells electricity produced by PPL Generation subsidiaries, participates in wholesale market load-following auctions, and markets various energy products and commodities such as:  capacity, transmission, FTRs, coal, natural gas, oil, uranium, emission allowances, RECs and other commodities in competitive wholesale and competitive retail markets, primarily in the northeastern and northwestern U.S.

On April 13, 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the Ironwood Acquisition.  See Note 10 for additional information.

(PPL and PPL Electric)

PPL Electric is a cost-based rate-regulated utility subsidiary of PPL.  PPL Electric's principal business is the regulated transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania and the regulated supply of electricity to retail customers in that territory as a PLR.

(PPL, LKE, LG&E and KU)

LKE is a utility holding company with cost-based rate-regulated utility operations through its subsidiaries, LG&E and KU.  LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity.  LG&E also engages in the regulated distribution and sale of natural gas.  LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia (under the Old Dominion Power name) and in Tennessee under the KU name.

(PPL, PPL Energy Supply and LKE)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of various businesses that were sold or distributed.  See Note 9 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

(All Registrants)

The financial statements of the Registrants include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest.  Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for VIEs.  The Registrants consolidate a VIE when they are determined to have a controlling interest in the VIE, and thus are the primary beneficiary of the entity.  For PPL and PPL Energy Supply, see Note 22 for information regarding a previously consolidated VIE.  Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method.  All other investments are carried at cost or fair value.  All significant intercompany transactions have been eliminated.  Any noncontrolling interests are reflected in the financial statements.

The financial statements of PPL, PPL Energy Supply, LKE, LG&E and KU include their share of any undivided interests in jointly owned facilities, as well as their share of the related operating costs of those facilities.  See Note 14 for additional information.

Regulation

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem.  Electricity distribution revenues are set by Ofgem for a given time period through price control reviews that are not directly based on cost recovery.  The price control formula that governs WPD's allowed revenue is designed to provide economic incentives to minimize operating, capital and financing costs.  As a result, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.

(All Registrants except PPL Energy Supply)

PPL Electric, LG&E and KU are cost-based rate-regulated utilities for which rates are set by regulators to enable PPL Electric, LG&E and KU to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders.  Rates are generally established based on a historical or future test period adjusted to exclude unusual or nonrecurring items.  As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by GAAP and reflect the effects of regulatory actions.  Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates.  The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense.  Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates.  In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.  The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC or the applicable state regulatory commissions.  See Note 6 for additional details regarding regulatory matters.

Accounting Records (All Registrants except PPL Energy Supply)

The system of accounts for domestic regulated entities is maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the applicable state regulatory commissions.

(All Registrants)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss Accruals

Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.  Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur."  The Registrants continuously assess potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.  Loss accruals for environmental remediation are discounted when appropriate.

The accrual of contingencies that might result in gains is not recorded, unless realization is assured.

Changes in Classification

The classification of certain amounts in the 2012 and 2011 financial statements have been changed to conform to the current presentation.  The changes in classification did not affect the Registrants' net income or equity.

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

Price Risk Management

(All Registrants except PPL Electric)

Energy and energy-related contracts are used to hedge the variability of expected cash flows associated with the generating units and marketing activities, as well as for trading purposes at PPL Energy Supply.  Interest rate contracts are used to hedge exposures to changes in the fair value of debt instruments and to hedge exposures to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt.  Foreign currency exchange contracts are used to hedge foreign currency exposures, primarily associated with PPL's investments in U.K. subsidiaries.  Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

Certain energy and energy-related contracts meet the definition of a derivative, while others do not meet the definition of a derivative because they lack a notional amount or a net settlement provision.  In cases where there is no net settlement provision, markets are periodically assessed to determine whether market mechanisms have evolved that would facilitate net settlement.  Certain derivative energy contracts have been excluded from the requirements of derivative accounting treatment because NPNS has been elected.  These contracts are accounted for using accrual accounting.  All other contracts that have been classified as derivative contracts are reflected on the balance sheets at fair value.  These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  The portion of derivative positions that deliver within a year are included in "Current Assets" and "Current Liabilities," while the portion of derivative positions that deliver beyond a year are recorded in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."  PPL considers intra-month transactions to be spot activity, which is not accounted for as a derivative.

Energy and energy-related contracts are assigned a strategy and accounting classification.  Processes exist that allow for subsequent review and validation of the contract information.  See Note 19 for more information.  The accounting department provides the traders and the risk management department with guidelines on appropriate accounting classifications for various contract types and strategies.  Some examples of these guidelines include, but are not limited to:

•
Physical coal, limestone, lime, uranium, electric transmission, gas transportation, gas storage and renewable energy credit contracts not traded on an exchange are not derivatives due to the lack of net settlement provisions.

•	Only contracts where physical delivery is deemed probable throughout the entire term of the contract can qualify for NPNS.

•
Physical transactions that permit cash settlement and financial transactions do not qualify for NPNS because physical delivery cannot be asserted; however, these transactions can receive cash flow hedge treatment if they effectively hedge the volatility in the future cash flows for energy-related commodities.

•	Certain purchased option contracts or net purchased option collars may receive cash flow hedge treatment.

•	Derivative transactions that do not qualify for NPNS or cash flow hedge treatment, or for which NPNS or cash flow hedge treatment is not elected, are recorded at fair value through earnings.

A similar process is also followed by the treasury department as it relates to interest rate and foreign currency derivatives.  Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

•	Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges, to the extent the forecasted debt issuances remain probable of occurring.

•	Cross-currency transactions to hedge interest and principal repayments can be designated as cash flow hedges.

•	Transactions entered into to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

•	Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges.

•
Derivative transactions that do not qualify for cash flow or net investment hedge treatment are marked to fair value through earnings.  These transactions generally include foreign currency swaps and options to hedge GBP earnings translation risk associated with PPL's U.K. subsidiaries that report their financial statements in GBP.  As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates.

•
Derivative transactions may be marked to fair value through regulatory assets/liabilities at PPL Electric, LG&E and KU if approved by the appropriate regulatory body.  These transactions generally include the effect of interest rate swaps that are included in customer rates.

Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing activities on the Statements of Cash Flows, depending on the classification of the hedged items.

PPL and its subsidiaries have elected not to offset net derivative positions against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL Energy Supply reflects its net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in "Unregulated wholesale energy" on the Statements of Income.

See Notes 18 and 19 for additional information on derivatives.

(PPL and PPL Electric)

To meet its obligation as a PLR to its customers, PPL Electric has entered into certain contracts that meet the definition of a derivative.  However, NPNS has been elected for these contracts.  See Notes 18 and 19 for additional information.

Revenue

Utility Revenue (PPL)

For the years ended December 31, the Statements of Income "Utility" line item contains rate-regulated revenue from the following:

	2013	2012	2011
Domestic electric and gas revenue (a)	$4,842	$4,519	$4,674
U.K. electric revenue (b)	2,359	2,289	1,618
Total	$7,201	$6,808	$6,292

(a)	Represents revenue from regulated generation, transmission and/or distribution in Pennsylvania, Kentucky, Virginia and Tennessee, including regulated wholesale revenue.
(b)	Represents electric distribution revenue from the operation of WPD's distribution networks. 2011 includes eight months of revenue for WPD Midlands.

Revenue Recognition

(All Registrants)

Operating revenues, except for certain energy and energy-related contracts that meet the definition of derivative instruments and "Energy-related businesses," are recorded based on energy deliveries through the end of the calendar month.  Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month.  Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh.  Unbilled wholesale energy revenues are recorded at month-end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced.  Any difference between estimated and actual revenues is adjusted the following month.

Certain PPL subsidiaries participate primarily in the PJM RTO, as well as in other RTOs and ISOs.  In PJM, PPL EnergyPlus is a marketer, a load-serving entity and a seller for PPL Energy Supply's generation subsidiaries.  A function of interchange accounting is to match participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day.  If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the RTO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase at the respective market price for that hour.  PPL Energy Supply records the hourly net sales in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

(PPL)

WPD's revenue is primarily from charges to suppliers to use its distribution system to deliver electricity to the end-user.  WPD's allowed revenue is not dependent on volume delivered over each price control period.  However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a given period.  Under recoveries are recovered and recorded in the next regulatory year.  Over-recoveries are reflected in the current period as a liability and are not included in revenue.

(PPL and PPL Energy Supply)

PPL Energy Supply records non-derivative energy marketing activity in the period when the energy is delivered.  Generally, sales contracts held for non-trading purposes are reported gross on the Statements of Income within "Unregulated wholesale energy" and "Unregulated retail energy."  However, non-trading physical sales and purchases of electricity at major market delivery points (which is any delivery point with liquid pricing available, such as the pricing hub for PJM West), are netted and reported in the Statements of Income within "Unregulated wholesale energy" or "Energy purchases," depending on the net hourly position.  Certain energy and energy-related contracts that meet the definition of derivative instruments are recorded at fair value with subsequent changes in fair value recognized as revenue or expense (see Note 19), unless hedge accounting is applied or NPNS is elected.  If derivatives meet cash flow hedging criteria, changes in fair value are recorded in AOCI.  The unrealized and realized results of derivative and non-derivative contracts that are designated as proprietary trading activities are reported net on the Statements of Income within "Unregulated wholesale energy."

"Energy-related businesses" revenue primarily includes revenue from PPL Energy Supply's mechanical contracting and engineering subsidiaries.  These subsidiaries record revenue from construction contracts on the percentage-of-completion method of accounting, measured by the actual cost incurred to date as a percentage of the estimated total cost for each contract.  Accordingly, costs and estimated earnings in excess of billings on uncompleted contracts are recorded within "Unbilled revenues" on the Balance Sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded within "Other current liabilities" on the Balance Sheets.  The amount of costs and estimated earnings in excess of billings was $14 million and $12 million at December 31, 2013 and 2012, and the amount of billings in excess of costs and estimated earnings was $75 million and $70 million at December 31, 2013 and 2012.

Accounts Receivable

(All Registrants)

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts.  Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition.  See Note 10 for information related to the acquisition of WPD Midlands.

(PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During 2013, 2012 and 2011, PPL Electric purchased $985 million, $848 million and $875 million of accounts receivable from unaffiliated third parties.  During 2013, 2012 and 2011, PPL Electric purchased $294 million, $313 million and $264 million of accounts receivable from PPL EnergyPlus.

Allowance for Doubtful Accounts (All Registrants)

Accounts receivable collectability is evaluated using a combination of factors, including past due status based on contractual terms, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions.  Specific events, such as bankruptcies, are also considered.  Adjustments to the allowance for doubtful accounts are made when necessary based on the results of analysis, the aging of receivables and historical and industry trends.

Accounts receivable are written off in the period in which the receivable is deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when it is known they will be received.

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at			Charged to			Balance at
	Beginning of Period	Charged to Income		Other Accounts	Deductions (a)		End of Period
PPL
2013	$64	$39		$4 (d)	$43		$64
2012	54	55	(b)		45		64
2011	55	65	(b)		66	(c)	54

PPL Energy Supply
2013	$23	$1			$3		$21
2012	15	12	(b)		4		23
2011	20	14	(b)		19	(c)	15

PPL Electric
2013	$18	$32			$32		$18
2012	17	32			31		18
2011	17	33			33		17

LKE
2013	$19	$4	$4	(d)	$5	$22
2012	17	9			7	19
2011	17	15			15	17

LG&E
2013	$1	$2	$1	(d)	$2	$2
2012	2	2			3	1
2011	2	5			5	2

KU
2013	$2	$3	$3	(d)	$4	$4
2012	2	4			4	2
2011	6	6			10	2

(a)	Primarily related to uncollectible accounts written off.
(b)	Includes amounts related to the SMGT bankruptcy. See Note 15 for additional information.

(c)
Includes amounts related to the June 2011, FERC approved settlement agreement between PPL and the California ISO related to the sales made to the California ISO during the period October 2000 through June 2001 that were not paid to PPL subsidiaries.  Therefore, the receivable and the related allowance for doubtful accounts were reversed and the settlement recorded.

(d)	Primarily related to capital projects, thus the provision was recorded as an adjustment to construction work in progress.

Cash

(All Registrants)

Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents.  The change in restricted cash and cash equivalents is reported as an investing activity on the Statements of Cash Flows.  On the Balance Sheets, the current portion of restricted cash and cash equivalents is shown as "Restricted cash and cash equivalents" for PPL and PPL Energy Supply and included in "Other current assets" for PPL Electric, LKE, LG&E and KU while the noncurrent portion is included in "Other noncurrent assets" for all Registrants.

(All Registrants except KU)

At December 31, the balances of restricted cash and cash equivalents included the following.

	PPL		PPL Energy Supply		PPL Electric		LKE		LG&E
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Margin deposits posted to
counterparties	$67	$43	$67	$43
Cash collateral posted to
counterparties	22	32					$22	$32	$22	$32
Low carbon network fund (a)	27	14
Funds deposited with a trustee (b)	12	13			$12	$13
Ironwood debt service reserves	17	17	17	17
Other	11	16	1	3
Total	$156	$135	$85	$63	$12	$13	$22	$32	$22	$32

(a)	Funds received by WPD, which are to be spent on approved initiatives to support a low carbon environment.
(b)	Funds deposited with a trustee to defease PPL Electric's 1945 First Mortgage Bonds.

Fair Value Measurements (All Registrants)

The Registrants value certain financial and nonfinancial assets and liabilities at fair value.  Generally, the most significant fair value measurements relate to price risk management assets and liabilities, investments in securities including investments in the NDT funds and defined benefit plans, and cash and cash equivalents.  PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

The Registrants classify fair value measurements within one of three levels in the fair value hierarchy.  The level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety.  The three levels of the fair value hierarchy are as follows:

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

Assessing the significance of a particular input requires judgment that considers factors specific to the asset or liability.  As such, the Registrants' assessment of the significance of a particular input may affect how the assets and liabilities are classified within the fair value hierarchy.

Investments

(All Registrants)

Generally, the original maturity date of an investment and management's intent and ability to sell an investment prior to its original maturity determine the classification of investments as either short-term or long-term.  Investments that would otherwise be classified as short-term, but are restricted as to withdrawal or use for other than current operations or are clearly designated for expenditure in the acquisition or construction of noncurrent assets or for the liquidation of long-term debts, are classified as long-term.

Short-term Investments

Short-term investments generally include certain deposits as well as securities that are considered highly liquid or provide for periodic reset of interest rates.  Investments with original maturities greater than three months and less than a year, as well as investments with original maturities of greater than a year that management has the ability and intent to sell within a year, are included in "Other current assets" on the Balance Sheets.

Investments in Debt and Equity Securities

Investments in debt securities are classified as held-to-maturity and measured at amortized cost when there is an intent and ability to hold the securities to maturity.  Debt and equity securities held principally to capitalize on fluctuations in their value with the intention of selling them in the near-term are classified as trading.  All other investments in debt and equity securities are classified as available-for-sale.  Both trading and available-for-sale securities are carried at fair value.  The specific identification method is used to calculate realized gains and losses on debt and equity securities.  Any unrealized gains and losses on trading securities are included in earnings.

The criteria for determining whether a decline in fair value of a debt security is other than temporary and whether the other-than-temporary impairment is recognized in earnings or reported in OCI require that when a debt security is in an unrealized loss position and:

•	there is an intent or a requirement to sell the security before recovery, the other-than-temporary impairment is recognized currently in earnings; or
•
there is no intent or requirement to sell the security before recovery, the portion of the other-than-temporary impairment that is considered a credit loss, if any, is recognized currently in earnings and the remainder of the other-than-temporary impairment is reported in OCI, net of tax.

Unrealized gains and losses on available-for-sale equity securities are reported, net of tax, in OCI.  When an equity security's decline in fair value below amortized cost is determined to be an other-than-temporary impairment, the unrealized loss is recognized currently in earnings.  See Notes 18 and 23 for additional information on investments in debt and equity securities.

Equity Method Investment (PPL, LKE and KU)

Investments in entities over which PPL, LKE and KU have the ability to exercise significant influence, but not control, are accounted for using the equity method of accounting and are reported in "Other Investments" on PPL's Balance Sheet and in "Other noncurrent assets" on LKE's and KU's Balance Sheets.  In accordance with the accounting guidance for equity method investments, the recoverability of the investment is periodically assessed.  If an identified event or change in circumstances requires an impairment evaluation, the fair value of the investment is assessed.  The difference between the carrying amount of the investment and its estimated fair value is recognized as an impairment loss when the loss in value is deemed other-than-temporary and such loss is included in "Other-Than-Temporary Impairments" on the Statements of Income.

KU owns 20% of the common stock of EEI, which is accounted for as an equity method investment.  During 2012, KU recorded losses of $8 million from its share of EEI's operating results.  In December 2012, KU concluded that an other-than-temporary decline in the value of its investment in EEI had occurred.  KU recorded an impairment charge of $25 million ($15 million, after-tax) which reduced the investment balance to zero, the estimated fair value at December 31, 2013 and 2012.  See Note 18 for additional information.

Cost Method Investment (LKE, LG&E and KU)

LG&E and KU each have an investment in OVEC, which is accounted for using the cost method.  The investment is recorded in "Other noncurrent assets" on the LKE, LG&E and KU Balance Sheets and in "Other investments" on the PPL Balance Sheets.  LG&E and KU and ten other electric utilities are equity owners of OVEC.  OVEC's power is currently supplied to LG&E and KU and 11 other companies affiliated with the various owners.  LG&E and KU own 5.63% and 2.5% of OVEC's common stock.  Pursuant to a power purchase agreement, LG&E and KU are contractually entitled to their ownership percentage of OVEC's output, which is approximately 120 MW for LG&E and approximately 53 MW for KU.

LG&E's and KU's combined investment in OVEC is not significant.  The direct exposure to loss as a result of LG&E's and KU's involvement with OVEC is generally limited to the value of their investments; however, LG&E and KU may be conditionally responsible for a pro-rata share of certain OVEC obligations.  As part of PPL's acquisition of LKE, the value of the power purchase contract was recorded as an intangible asset with an offsetting regulatory liability, both of which are being amortized using the units-of-production method until March 2026, the expiration date of the agreement.  See Notes 15 and 20 for additional discussion on the power purchase agreement.

Long-Lived and Intangible Assets

Property, Plant and Equipment

(All Registrants)

PP&E is recorded at original cost, unless impaired.  PP&E acquired in business combinations, such as the Ironwood and WPD Midlands acquisitions, is recorded at fair value at the time of acquisition, which establishes its original cost.  If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset.  Original cost for constructed assets includes material, labor, contractor costs, certain overheads and financing costs, where applicable.  The cost of repairs and minor replacements are charged to expense as incurred.  The Registrants record costs associated with planned major maintenance projects in the period in which the costs are incurred.  No costs associated with planned major maintenance projects are accrued in advance of the period in which the work is performed.  LG&E and KU accrue costs of removal net of estimated salvage value through depreciation, which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices.  Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred.  See "Asset Retirement Obligations" below and Note 6 for additional information.  PPL Electric records net cost of removal when incurred as a regulatory asset. The regulatory asset is subsequently amortized through depreciation over a five-year period, which is recoverable in customer rates in accordance with regulatory practices.

(All Registrants except PPL Energy Supply)

AFUDC is capitalized at PPL Electric as part of the construction costs for cost-based rate-regulated projects for which a return on such costs is recovered after the project is placed in service.  The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income.  LG&E and KU generally do not record AFUDC as a return is provided on construction work in progress.

(PPL and PPL Energy Supply)

Nuclear fuel-related costs, including fuel, conversion, enrichment, fabrication and assemblies, are capitalized as PP&E.  Such costs are amortized as the fuel is spent using the units-of-production method and included in "Fuel" on the Statements of Income.

PPL Energy Supply capitalizes interest costs as part of construction costs.  Capitalized interest, excluding AFUDC for PPL, is as follows.

		PPL
	PPL	Energy Supply

2013	$46	$37
2012	53	47
2011	51	47

Depreciation

(All Registrants)

Depreciation is recorded over the estimated useful lives of property using various methods including the straight-line, composite and group methods.  When a component of PP&E that was depreciated under the composite or group method is retired, the original cost is charged to accumulated depreciation.  When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators.
Following are the weighted-average rates of depreciation at December 31.

	2013
		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Regulated utility plant	2.94		2.61	4.07	4.52	3.77
Non-regulated PP&E - Generation	3.10	3.10

	2012
		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Regulated utility plant	3.12		2.57	4.39	4.91	4.06
Non-regulated PP&E - Generation	3.05	3.05

(PPL, LKE, LG&E and KU)

The KPSC approved new lower depreciation rates for LG&E and KU as part of the rate-case settlement agreement reached in November 2012.  The new rates became effective January 1, 2013 and resulted in lower depreciation of approximately $22 million ($8 million for LG&E and $14 million for KU) in 2013, exclusive of net additions to PP&E.

(All Registrants)

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired in a business combination.

Other acquired intangible assets are initially measured based on their fair value.  Intangibles that have finite useful lives are amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used.  Costs incurred to obtain an initial license and renew or extend terms of licenses are capitalized as intangible assets.

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, PPL and its subsidiaries consider the expected use of the asset; the expected useful life of other assets to which the useful life of the intangible asset may relate; legal, regulatory, or contractual provisions that may limit the useful life; the company's historical experience as evidence of its ability to support renewal or extension; the effects of obsolescence, demand, competition, and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

PPL and PPL Energy Supply account for RECs as intangible assets.  PPL and PPL Energy Supply buy and/or sell RECs and also create RECs through owned renewable energy generation facilities.  In any period, PPL and PPL Energy Supply can be a net purchaser or seller of RECs depending on their contractual obligations to purchase or deliver RECs and the production of RECs from their renewable energy generation facilities.  The carrying value of RECs created from their renewable energy generation facilities is initially recorded at zero value and purchased RECs are initially recorded based on their purchase price.  When RECs are consumed to satisfy an obligation to deliver RECs to meet a state's Renewable Portfolio Standard Obligation or when RECs are sold to third parties, they are removed from the Balance Sheet at their weighted-average carrying value.  Since the economic benefits of RECs are not diminished until they are consumed, RECs are not amortized; rather, they are expensed when consumed or a gain or loss is recognized when sold.  Such expense is included in "Energy purchases" on the Statements of Income.  Gains and losses on the sale of RECs are included in "Other operation and maintenance" on the Statements of Income.

PPL, PPL Energy Supply, LKE, LG&E and KU account for emission allowances as intangible assets.  PPL, PPL Energy Supply, LKE, LG&E and KU are allocated emission allowances by states based on their generation facilities' historical emissions experience, and have purchased emission allowances generally when it is expected that additional allowances will be needed.  The carrying value of allocated emission allowances is initially recorded at zero value and purchased allowances are initially recorded based on their purchase price.  When consumed or sold, emission allowances are removed from the Balance Sheet at their weighted-average carrying value.  Since the economic benefits of emission allowances are not diminished until they are consumed, emission allowances are not amortized; rather, they are expensed when consumed or a gain or loss is recognized when sold.  Such expense is included in "Fuel" on the Statements of Income.  Gains and losses on the sale of emission allowances are included in "Other operation and maintenance" on the Statements of Income.

Asset Impairment (Excluding Investments)

The Registrants review long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, for impairment when events or circumstances indicate carrying amounts may not be recoverable.  See Note 18 for a discussion of impairments related to certain intangible assets.

A long-lived asset classified as held and used is impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If impaired, the asset's carrying value is written down to its fair value.  See Notes 15 and 18 for a discussion of the Corette coal-fired plant in Montana which was determined to be impaired in the fourth quarter of 2013.

A long-lived asset classified as held for sale is impaired when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell.  If impaired, the asset's (disposal group's) carrying value is written down to its fair value less cost to sell.

PPL Energy Supply's Brunner Island and Montour coal-fired generation plants in Pennsylvania were tested for impairment in the fourth quarter of 2013 and it was concluded that neither plant was impaired as of December 31, 2013.  The recoverability test is very sensitive to forward energy and capacity price assumptions as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operations and maintenance costs, could negatively impact PPL Energy Supply's operations of these facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  The carrying value of these assets was $2.7 billion as of December 31, 2013 ($1.4 billion for Brunner Island and $1.3 billion for Montour).

PPL, PPL Energy Supply, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value.  Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed.  PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's reporting units are at the operating segment level.

PPL, PPL Energy Supply, LKE, LG&E and KU may elect either to initially make a qualitative evaluation about the likelihood of an impairment of goodwill or to bypass the qualitative evaluation and test goodwill for impairment using a two-step quantitative test.  If the qualitative evaluation (referred to as "step zero") is elected and the assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than the carrying amount, the two-step quantitative impairment test is not necessary.  However, the quantitative impairment test is required if management concludes it is more likely than not that the fair value of a reporting unit is less than the carrying amount based on the step zero assessment.

If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, the implied fair value of goodwill must be calculated in the same manner as goodwill in a business combination.  The fair value of a reporting unit is allocated to all assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the implied fair value of goodwill is less than the carrying amount, goodwill is written down to its implied fair value.

PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to perform the qualitative step zero evaluation of goodwill in the fourth quarter of 2013 and determined that it was not more likely than not that the fair values of their reporting units were less than their carrying values.

PPL, for its Supply segment, and PPL Energy Supply elected to bypass step zero and quantitatively tested the goodwill of these reporting units for impairment in the fourth quarter of 2013 and no impairment was recognized.

Asset Retirement Obligations

PPL and its subsidiaries record liabilities to reflect various legal obligations associated with the retirement of long-lived assets.  Initially, this obligation is measured at fair value and offset with an increase in the value of the capitalized asset, which is depreciated over the asset's useful life.  Until the obligation is settled, the liability is increased through the recognition of accretion expense classified within "Other operation and maintenance" on the Statements of Income to reflect changes in the obligation due to the passage of time.  The accretion and depreciation expenses recorded by LG&E and KU are recorded as a regulatory asset, such that there is no earnings impact.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset.  See Note 21 for additional information on AROs.

Compensation and Benefits

Defined Benefits (All Registrants)

Certain PPL subsidiaries sponsor various defined benefit pension and other postretirement plans.  An asset or liability is recorded to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or, for LG&E, KU and PPL Electric, to regulatory assets or liabilities.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.

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

PPL uses an accelerated amortization method for the recognition of gains and losses for its defined benefit pension plans.  Under the accelerated method, actuarial gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over one-half of the expected average remaining service of active plan participants.  Actuarial gains and losses in excess of 10% of the greater of the plan's projected benefit obligation or the market-related value of plan assets and less than 30% of the plan's projected benefit obligation are amortized on a straight-line basis over the expected average remaining service period of active plan participants.

See Note 13 for a discussion of defined benefits.

Stock-Based Compensation

(All Registrants except LG&E and KU)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors.  PPL grants most stock-based awards in the first quarter of each year.  PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method.  Stock options that vest in installments are valued as a single award.  PPL grants stock options with an exercise price that is not less than the fair value of PPL's common stock on the date of grant.  See Note 12 for a discussion of stock-based compensation.  All awards are recorded as equity or a liability on the Balance Sheets.

Stock-based compensation is primarily included in "Other operation and maintenance" on the Statements of Income.  Stock-based compensation expense for PPL Energy Supply, PPL Electric and LKE includes an allocation of PPL Services' expense.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and valuation allowances on deferred tax assets.

Significant management judgment is also required to determine the amount of benefit to be recognized in relation to an uncertain tax position.  The Registrants use a two-step process to evaluate tax positions.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

The Registrants record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  The Registrants consider the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and subsequently reevaluating the need for valuation allowances.  If the Registrants determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made.  Likewise, if the Registrants determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made.

The Registrants defer investment tax credits when the credits are utilized and amortize the deferred amounts over the average lives of the related assets.

The Registrants recognize interest and penalties in "Income Taxes" on their Statements of Income.

See Note 5 for additional discussion regarding income taxes.

(All Registrants except PPL Energy Supply)

The provision for PPL, PPL Electric, LKE, LG&E and KU's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the regulators.  The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under GAAP is deferred and included on the Balance Sheet in noncurrent "Regulatory assets" or "Regulatory liabilities."

(All Registrants except PPL)

The income tax provision for PPL Energy Supply, PPL Electric, LKE, LG&E and KU is calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if PPL Energy Supply, PPL Electric, LKE, LG&E, KU and any domestic subsidiaries each filed a separate return.  Tax benefits are not shared between companies.  The entity that generates a tax benefit is the entity that is entitled to the tax benefit.  The effect of PPL filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.  At December 31, the following intercompany tax receivables (payables) were recorded.

	2013	2012

PPL Energy Supply	$44	$(38)
PPL Electric	(19)	22
LKE	(28)	(12)
LG&E	(8)	5
KU	(27)	(15)

Taxes, Other Than Income (All Registrants)

The Registrants present sales taxes in "Other current liabilities" and PPL presents value-added taxes in "Taxes" on the Balance Sheets.  These taxes are not reflected on the Statements of Income.  See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Other

Leases

(All Registrants)

The Registrants evaluate whether arrangements entered into contain leases for accounting purposes.  See Note 11 for a discussion of arrangements under which PPL Energy Supply, LG&E and KU are lessees for accounting purposes.

Fuel, Materials and Supplies

(All Registrants)

Fuel, natural gas stored underground and materials and supplies are valued at the lower of cost or market using the average cost method.  Fuel costs for electric generation are charged to expense as used.  For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system.  See Note 6 for further discussion of the fuel adjustment clause and gas supply clause.

(All Registrants except PPL Electric)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31.

	PPL		PPL Energy Supply		LKE		LG&E		KU
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Fuel	$305	$284	$163	$135	$141	$149	$64	$61	$77	$88
Natural gas stored underground (a)	49	50	2	8	48	42	48	42
Materials and supplies	348	339	193	184	89	85	42	39	47	46
	$702	$673	$358	$327	$278	$276	$154	$142	$124	$134

(a)	The majority of LKE's and LG&E's natural gas stored underground is held to serve retail customers. The majority of PPL Energy Supply's natural gas stored underground is available for resale.

Guarantees (All Registrants)

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception.  However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance that only require disclosure.  See Note 15 for further discussion of recorded and unrecorded guarantees.

Treasury Stock (PPL and PPL Electric)

PPL and PPL Electric restore all shares of common stock acquired to authorized but unissued shares of common stock upon acquisition.

Foreign Currency Translation and Transactions (PPL)

WPD's functional currency is the GBP, which is the local currency in the U.K.  As such, assets and liabilities are translated to U.S. dollars at the exchange rates on the date of consolidation and related revenues and expenses are translated at average exchange rates prevailing during the period included in PPL's results of operations.  Adjustments resulting from foreign currency translation are recorded in AOCI.

Gains or losses relating to foreign currency transactions are recognized in "Other Income (Expense) - net" on the Statements of Income.  See Note 17 for additional information.

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

The adoption of this guidance resulted in enhanced disclosures but did not have a significant impact on the Registrants.  See Note 19 for the new disclosures.

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

The adoption of this guidance resulted in enhanced disclosures but did not have a significant impact on the Registrants.  See Note 24 for the new disclosures.

2.  Segment and Related Information

(PPL)

PPL is organized into four segments:  U.K. Regulated, Kentucky Regulated, Pennsylvania Regulated and Supply.  PPL's segments are split between its regulated and competitive businesses with its regulated businesses further segmented by geographic location.

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.  The U.K. Regulated segment includes the operating results and assets of WPD Midlands since the April 1, 2011 acquisition date, recorded on a one-month lag.  The U.K. Regulated segment is also allocated certain WPD Midlands acquisition-related costs and financing costs.  See Note 10 for additional information regarding the acquisition.

The Kentucky Regulated segment consists of the operations of LKE, which owns and operates regulated public utilities engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas, representing primarily the activities of LG&E and KU.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.

The Pennsylvania Regulated segment includes the regulated electricity delivery operations of PPL Electric.  In addition, certain financing costs are allocated to the Pennsylvania Regulated segment.

The Supply segment consists primarily of the activities of PPL Energy Supply's subsidiaries, PPL Generation and PPL EnergyPlus.  PPL Generation owns and operates competitive domestic power plants to generate electricity and acquires and develops competitive domestic generation projects.  PPL EnergyPlus markets and trades electricity, natural gas, and other energy-related products in competitive wholesale and retail markets.  In addition, certain financing and other costs are allocated to the Supply segment.

"Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain other unallocated costs, which is presented to reconcile segment information to PPL's consolidated results.

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

Financial data for the segments are:

Income Statement Data	2013	2012	2011
Revenues from external customers by product
U.K. Regulated
Utility service (a)	$2,359	$2,289	$1,618
Energy-related businesses	44	47	35
Total	2,403	2,336	1,653
Kentucky Regulated
Utility service (a)	2,976	2,759	2,793
Pennsylvania Regulated
Utility service (a)	1,866	1,760	1,881
Supply
Energy (b)	4,075	4,970	5,938
Energy-related businesses	527	461	472
Total	4,602	5,431	6,410
Corporate and Other	13
Total	11,860	12,286	12,737

Intersegment electric revenues
Pennsylvania Regulated	4	3	11
Supply (c)	51	79	26

Depreciation
U.K. Regulated	300	279	218
Kentucky Regulated	334	346	334
Pennsylvania Regulated	178	160	146
Supply	318	289	245
Corporate and Other	31	26	17
Total	1,161	1,100	960

Amortization (d)
U.K. Regulated	19	15	83
Kentucky Regulated	22	27	27
Pennsylvania Regulated	19	18	7
Supply	156	126	137
Corporate and Other	6
Total	222	186	254

Income Statement Data	2013	2012	2011
Unrealized (gains) losses on derivatives and other hedging activities (b)
U.K. Regulated	44	52	(8)
Kentucky Regulated	12	11	9
Supply	180	(36)	(315)
Total	236	27	(314)

Interest Expense
U.K. Regulated	425	421	391
Kentucky Regulated	212	219	217
Pennsylvania Regulated	108	99	98
Supply	228	222	192
Corporate and Other	33
Total	1,006	961	898

Income from Continuing Operations Before Income Taxes
U.K. Regulated	993	953	358
Kentucky Regulated	484	263	349
Pennsylvania Regulated	317	204	257
Supply (b) (g)	(428)	662	1,237
Corporate and Other	(57)
Total	1,309	2,082	2,201

Income Taxes (e)
U.K. Regulated	71	150	33
Kentucky Regulated	179	80	127
Pennsylvania Regulated	108	68	68
Supply	(157)	247	463
Corporate and Other	(21)
Total	180	545	691

Deferred income taxes and investment tax credits (f)
U.K. Regulated	(45)	26	(39)
Kentucky Regulated	254	136	218
Pennsylvania Regulated	127	114	106
Supply	(296)	150	299
Corporate and Other	32
Total	72	426	584

Net Income Attributable to PPL Shareowners
U.K. Regulated	922	803	325
Kentucky Regulated	307	177	221
Pennsylvania Regulated	209	132	173
Supply (b) (g)	(272)	414	776
Corporate and Other	(36)
Total	$1,130	$1,526	$1,495

Cash Flow Data	2013	2012	2011
Expenditures for long-lived assets
U.K. Regulated	$1,280	$1,016	$862
Kentucky Regulated	1,434	768	465
Pennsylvania Regulated	942	633	490
Supply	568	736	739
Corporate and Other	59
Total	$4,283	$3,153	$2,556

	As of December 31,
	2013	2012
Balance Sheet Data
Total Assets
U.K. Regulated	$15,895	$14,073
Kentucky Regulated	12,016	10,670
Pennsylvania Regulated	6,846	6,023
Supply	11,408	12,868
Corporate and Other (h)	94
Total	$46,259	$43,634

	2013	2012	2011
Geographic Data
Revenues from external customers
U.K.	$2,403	$2,336	$1,653
U.S.	9,457	9,950	11,084
Total	$11,860	$12,286	$12,737

	As of December 31,
	2013	2012
Long-Lived Assets
U.K.	$11,145	$9,951
U.S.	22,638	20,776
Total	$33,783	$30,727

(a)	See Note 1 for additional information on Utility Revenue.
(b)	Includes unrealized gains and losses from economic activity. See Note 19 for additional information.
(c)	See "PLR Contracts/Purchase of Accounts Receivable" in Note 16 for a discussion of the basis of accounting between reportable segments.
(d)	Represents non-cash expense items that include amortization of nuclear fuel, regulatory assets, debt discounts and premiums, debt issuance costs, emission allowances and RECs.
(e)	Represents both current and deferred income taxes, including investment tax credits.
(f)	Represents a non-cash expense item that is also included in "Income Taxes."
(g)	Includes a charge of $697 million ($413 million after tax) for the termination of the lease of the Colstrip coal-fired electric generating facility. See Note 8 for additional information.
(h)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

(All Registrants except PPL)

PPL Energy Supply, PPL Electric, LKE, LG&E and KU each operate within a single reportable segment.

3.  Preferred Securities

(PPL)

In June 2012, PPL Electric redeemed all of its preference stock at par value, without premium ($250 million in the aggregate).  Related dividend requirements of $4 million for 2012 and $16 million for 2011 have been included in "Net Income Attributable to Noncontrolling Interests" on the Statements of Income.

PPL is authorized to issue up to 10 million shares of preferred stock.  No PPL preferred stock was issued or outstanding in 2013, 2012, or 2011.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock.  No PPL Electric preferred stock was issued or outstanding in 2013, 2012, or 2011. Prior to October 31, 2013, PPL Electric was authorized to issue up to 10 million shares of preference stock.  PPL Electric had 2.5 million shares of 6.25% Series Preference Stock (Preference Shares) issued and outstanding at December 31, 2011.  In June 2012, PPL Electric redeemed all 2.5 million shares of its outstanding Preference Shares, par value of $100 per share.  The price paid for the redemption was the par value, without premium ($250 million in the aggregate).

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value.  LG&E had no preferred stock issued or outstanding in 2013, 2012 or 2011.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value.  KU had no preferred or preference stock issued or outstanding in 2013, 2012 or 2011.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31 used in the EPS calculation are:

	2013	2012	2011
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL shareowners	$1,128	$1,532	$1,493
Less amounts allocated to participating securities	6	8	6
Less issuance costs on subsidiary's preferred securities redeemed		6
Income from continuing operations after income taxes available to PPL common
shareowners - Basic	1,122	1,518	1,487
Plus interest charges (net of tax) related to Equity Units (a)	44
Income from continuing operations after income taxes available to PPL common
shareowners - Diluted	$1,166	$1,518	$1,487

Income (loss) from discontinued operations (net of income taxes) available to PPL
common shareowners - Basic and Diluted	$2	$(6)	$2

Net income attributable to PPL shareowners	$1,130	$1,526	$1,495
Less amounts allocated to participating securities	6	8	6
Less issuance costs on subsidiary's preferred securities redeemed		6
Net income available to PPL common shareowners - Basic	1,124	1,512	1,489
Plus interest charges (net of tax) related to Equity Units	44
Net income available to PPL common shareowners - Diluted	$1,168	$1,512	$1,489

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	608,983	580,276	550,395
Add incremental non-participating securities:
Share-based payment awards (b)	1,062	563	400
Equity Units (a)	52,568
Forward sale agreements and purchase contracts (b)	460	787	157
Weighted-average shares - Diluted EPS	663,073	581,626	550,952

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.85	$2.62	$2.70
Income (loss) from discontinued operations (net of income taxes)		(0.01)	0.01
Net Income	$1.85	$2.61	$2.71

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.76	$2.61	$2.70
Income (loss) from discontinued operations (net of income taxes)		(0.01)
Net Income	$1.76	$2.60	$2.70

(a)	In 2013, the If-Converted Method was applied to the Equity Units prior to settlement.
(b)	The Treasury Stock Method was applied to non-participating share-based payment awards, forward sale agreements and the 2010 Purchase Contracts for 2012 and 2011.

For the year ended December 31, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows:

(Shares in thousands)	2013

Stock-based compensation plans (a)	1,552
ESOP	275
DRIP	549

(a)      Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the years ended December 31, the following were excluded from the computations of diluted EPS because the effect would have been antidilutive.

(Shares in thousands)	2013	2012	2011

Stock options	4,446	5,293	5,084
Performance units	55	58	2
Restricted stock units	29

See Note 7 for additional information on the 2011 and 2010 Equity Units, including the issuance of PPL common stock to settle the 2010 Purchase Contracts, the April and May 2013 settlements of forward sale agreements and information on the repurchase of shares of PPL common stock that offset the 2013 issuances of common stock under stock-based compensation plans, ESOP and DRIP.

5.  Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes" included the following.

	2013	2012	2011

Domestic income	$196	$994	$1,715
Foreign income	1,113	1,088	486
Total	$1,309	$2,082	$2,201

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.  The provision for PPL's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles of the applicable jurisdiction.  See Notes 1 and 6 for additional information.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2013	2012
Deferred Tax Assets
Deferred investment tax credits	$137	$130
Regulatory obligations	144	124
Accrued pension costs	140	276
Federal loss carryforwards	331	524
State loss carryforwards	304	305
Federal and state tax credit carryforwards	332	287
Foreign capital loss carryforwards	467	525
Foreign loss carryforwards	6	6
Foreign - pensions	202	254
Foreign - regulatory obligations	26	27
Foreign - other	12	16
Contributions in aid of construction	137	134
Domestic - other	211	239
Valuation allowances	(663)	(706)
Total deferred tax assets	1,786	2,141

	2013	2012
Deferred Tax Liabilities
Domestic plant - net	4,073	3,967
Taxes recoverable through future rates	151	141
Unrealized gain on qualifying derivatives	37	122
Other regulatory assets	244	319
Reacquired debt costs	34	40
Foreign plant - net	859	937
Domestic - other	78	66
Total deferred tax liabilities	5,476	5,592
Net deferred tax liability	$3,690	$3,451

At December 31, PPL had the following loss and tax credit carryforwards.

	2013	Expiration

Loss carryforwards
Federal net operating losses (a)	$952	2028-2032
State net operating losses (a) (b)	5,011	2014-2033
State capital losses (c)	125	2014-2016
Foreign net operating losses (d)	30	Indefinite
Foreign capital losses (e)	2,333	Indefinite

Credit carryforwards
Federal investment tax credit	245	2025-2033
Federal alternative minimum tax credit	32	Indefinite
Federal foreign tax credit	17	2017-2023
Federal - other	35	2016-2033
State - other	5	2022

(a)
Includes an insignificant amount of federal and state net operating loss carryforwards from excess tax deductions related to stock compensation for which a tax benefit will be recorded in Equity when realized.

(b)	A valuation allowance of $185 million has been recorded against the deferred tax assets for these losses.
(c)	A valuation allowance of $5 million has been recorded against the deferred tax assets for these losses.
(d)	A valuation allowance of $6 million has been recorded against the deferred tax assets for these losses.
(e)	A valuation allowance of $467 million has been recorded against the deferred tax assets for these losses.

Valuation allowances have been established for the amount that, more likely than not, will not be realized.  The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2013	$706	$29		$72	(a)	$663
2012	724	18	$10	46	(a)	706
2011	464	190	112 (b)	42	(a)	724

(a)
The reductions of the U.K. statutory income tax rate in 2013, 2012 and 2011 resulted in $67 million, $46 million and $35 million in reductions in deferred tax assets and the corresponding valuation allowances.  See "Reconciliation of Income Tax Expense" below for more information on the impact of the U.K. Finance Acts of 2013, 2012 and 2011.

(b)
Primarily related to a $101 million valuation allowance that was recorded against certain deferred tax assets as a result of the 2011 acquisition of WPD Midlands.  See Note 10 for additional information on the acquisition.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of WPD, with the exception of certain financing entities, as management has determined that the earnings are indefinitely reinvested.  Historically, dividends paid by WPD have been distributions from current year's earnings.  WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings, and WPD would have to issue debt or access credit facilities to fund any distributions in excess of current earnings.  Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate distributions from WPD in excess of some portion of future WPD earnings.  The cumulative undistributed earnings are included in "Earnings Reinvested" on the Balance Sheets.  The amounts considered indefinitely reinvested at December 31, 2013 and 2012 were $2.9 billion and $2.0 billion.  If the WPD undistributed earnings were remitted as dividends, PPL Global could be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings in the event of repatriation to the U.S.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2013	2012	2011
Income Tax Expense (Benefit)
Current - Federal	$(75)		$54
Current - State	1	$(2)	(20)
Current - Foreign	181	121	73
Total Current Expense (Benefit)	107	119	107
Deferred - Federal	73	553	558
Deferred - State	45	103	127
Deferred - Foreign	(53)	35	(23)
Total Deferred Expense (Benefit), excluding operating loss carryforwards	65	691	662

Investment tax credit, net - Federal	(10)	(10)	(10)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal (a)	36	(195)	(30)
Deferred - State	(18)	(60)	(38)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	18	(255)	(68)
Total income taxes from continuing operations	$180	$545	$691

Total income tax expense - Federal	$24	$348	$572
Total income tax expense (benefit) - State	28	41	69
Total income tax expense - Foreign	128	156	50
Total income taxes from continuing operations	$180	$545	$691

(a)
A 2012 Federal income tax return adjustment was recorded in 2013 related to a reduction in the 2012 NOL recorded in the filed return.  The reduction was primarily due to PPL's decision, at the time of filing, to utilize regular modified accelerated cost recovery system (MACRS) depreciation rates for certain non-regulated assets otherwise eligible for bonus tax depreciation.

In the table above, the following income tax expense (benefits) are excluded from income taxes from continuing operations.

	2013	2012	2011

Discontinued operations	$1	$(4)	$2
Stock-based compensation recorded to Additional Paid-in Capital	(2)	(1)	3
Issuance costs of Purchase Contracts recorded to Additional Paid-in Capital			(9)
Valuation allowance on state deferred taxes related to issuance costs of Purchase Contracts
recorded to Additional Paid-in Capital	(2)		4
Other comprehensive income	159	(526)	(144)
Valuation allowance on state deferred taxes recorded to other comprehensive income	(7)		7
Total	$149	$(531)	$(137)

	2013	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at
statutory tax rate - 35%	$458	$729	$770
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	(7)	27	63
State valuation allowance adjustments (a)	24	13	36
Impact of lower U.K. income tax rates (b)	(129)	(110)	(33)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	9	26	(26)
Federal and state tax reserves adjustments (d)	(43)	(1)	39
Foreign tax reserves adjustments (e)	(2)	(5)	(141)
Federal and state income tax return adjustments (a) (f)	(5)	16	(17)
Foreign income tax return adjustments	(4)	(6)
Impact of the U.K. Finance Acts on deferred tax balances (b)	(97)	(75)	(69)
Federal income tax credits (g)	(9)	(12)	(13)
Depreciation not normalized (a)	(8)	(11)	(20)
Foreign valuation allowance adjustments (e)			147
State deferred tax rate change (h)	15	(19)	(26)
Net operating loss carryforward adjustments (i)		(9)
Intercompany interest on U.K. financing entities (j)	(10)	(9)	(8)
Other	(12)	(9)	(11)
Total increase (decrease)	(278)	(184)	(79)
Total income taxes from continuing operations	$180	$545	$691
Effective income tax rate	13.8%	26.2%	31.4%

(a)
During 2013, PPL recorded $23 million of state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income at PPL Energy Supply over the remaining carryforward period of Pennsylvania net operating losses.

During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL recorded $43 million in state deferred income tax expense related to deferred tax valuation allowances during 2011.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in-service deadline was extended to January 1, 2013 for property that had a cost in excess of $1 million, had a production period longer than one year and had a tax life of at least ten years.  PPL's tax deduction for 100% bonus regulated tax depreciation was zero in 2013 and was significantly lower in 2012 than in 2011.
(b)
The U.K. Finance Act 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21% effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2013 related to both rate decreases.

The U.K. Finance Act 2012, enacted in July 2012, reduced the U.K. statutory income tax rate from 25% to 24% retroactive to April 1, 2012 and from 24% to 23% effective April 1, 2013.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2012 related to both rate decreases.

The U.K. Finance Act 2011, enacted in July 2011, reduced the U.K. statutory income tax rate from 27% to 26% retroactive to April 1, 2011 and from 26% to 25% effective April 1, 2012.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during 2011 related to both rate decreases.
(c)
During 2013, PPL recorded $25 million of income tax expense resulting from increased taxable dividends offset by a $19 million income tax benefit associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on an amended 2010 U.S. tax return.

During 2012, PPL recorded a $23 million adjustment to federal income tax expense related to the recalculation of 2010 U.K. earnings and profits.

During 2011, PPL recorded a $28 million federal income tax benefit related to U.K. pension contributions.
(d)
In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its federal income tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  As a result, and with the finalization of other issues, PPL recorded a $42 million tax benefit in 2010.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition and oral argument was held in February 2013.  On May 20, 2013, the Supreme Court reversed the Third Circuit's opinion and ruled that the WPT is a creditable tax.  As a result of the Supreme Court ruling, PPL recorded a tax benefit of $44 million during 2013, of which $19 million relates to interest.

PPL recorded a tax benefit of $7 million during 2013 and $6 million during 2012 and 2011 to federal and state income tax reserves related to stranded cost securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization is zero.
(e)	During 2012, PPL recorded a foreign tax benefit following resolution of a U.K. tax issue related to interest expense.

During 2011, WPD reached an agreement with HMRC related to the amount of the capital losses that resulted from prior years' restructuring in the U.K. and recorded a $147 million foreign tax benefit for the reversal of tax reserves related to the capital losses.  Additionally, WPD recorded a $147 million valuation allowance for the amount of capital losses that, more likely than not, will not be utilized.
(f)
During 2012, PPL recorded $16 million in federal and state income tax expense related to the filing of the 2011 federal and state income tax returns.  Of this amount, $5 million relates to the reversal of prior years' state income tax benefits related to regulated depreciation.  PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL adopted the safe harbor method with the filing of its 2011 federal income tax return.

During 2011, PPL recorded $17 million in federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of this amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts and $3 million in tax benefits related to the flow-through impact of Pennsylvania regulated state tax depreciation.
(g)
During 2013, 2012 and 2011, PPL recorded a deferred tax benefit related to investment tax credits on progress expenditures related to hydroelectric plant expansions.  See Note 8 for additional information.

(h)
During 2013, 2012 and 2011, PPL recorded adjustments related to its December 31 state deferred tax liabilities as a result of annual changes in state apportionment and the impact on the future estimated state income tax rate.

(i)	During 2012, PPL recorded adjustments to deferred taxes related to net operating loss carryforwards of LKE based on income tax return adjustments.
(j)	During 2013, 2012 and 2011, PPL recorded income tax benefits related to interest expense on intercompany loans.

	2013	2012	2011
Taxes, other than income
State gross receipts	$135	$135	$140
State utility realty	2	2	(9)
State capital stock	2	7	18
Foreign property	147	147	113
Domestic property and other	78	75	64
Total	$364	$366	$326

(PPL Energy Supply)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. jurisdictions in which PPL Energy Supply's operations have historically been profitable.

Significant components of PPL Energy Supply's deferred income tax assets and liabilities were as follows:

	2013	2012
Deferred Tax Assets
Deferred investment tax credits	$84	$75
Accrued pension costs	39	94
Federal loss carryforwards	28	51
Federal tax credit carryforwards	131	113
State loss carryforwards	80	79
Other	69	68
Valuation allowances	(78)	(74)
Total deferred tax assets	353	406

Deferred Tax Liabilities
Plant - net	1,392	1,579
Unrealized gain on qualifying derivatives	38	173
Other	46	44
Total deferred tax liabilities	1,476	1,796
Net deferred tax liability	$1,123	$1,390

At December 31, PPL Energy Supply had the following loss and tax credit carryforwards.

	2013	Expiration
Loss carryforwards
Federal net operating losses	$80	2031-2032
State net operating losses (a)	1,204	2014-2033

Credit carryforwards
Federal investment tax credit	120	2031-2033
Federal - other	9	2031-2033

(a) A valuation allowance of $78 million has been recorded against the deferred tax assets for these losses.

Federal alternative minimum tax credit carryforwards were insignificant at December 31, 2013.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were:

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2013	$74	$4				$78
2012	72	2				74
2011	408	22		$358	(a)	72

(a)	During 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Funding. See Note 9 for additional information.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income (Loss) from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2013	2012	2011
Income Tax Expense (Benefit)
Current - Federal	$134	$89	$139
Current - State	21	22	(12)
Total Current Expense (Benefit)	155	111	127
Deferred - Federal	(287)	193	251
Deferred - State	(27)	10	70
Total Deferred Expense (Benefit), excluding operating loss carryforwards	(314)	203	321

Investment tax credit, net - federal	(5)	(2)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal (a)	22	(48)
Deferred - State		(1)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	22	(49)
Total income taxes from continuing operations (b)	$(142)	$263	$445

Total income tax expense - Federal	$(136)	$232	$387
Total income tax expense (benefit) - State	(6)	31	58
Total income taxes from continuing operations (b)	$(142)	$263	$445

(a)
A 2012 federal income tax return adjustment was recorded in 2013 related to a reduction in the 2012 NOL recorded in the filed return.  The reduction was primarily due to PPL's decision, at the time of filing, to utilize regular MACRS depreciation rates for certain non-regulated assets otherwise eligible for bonus tax depreciation.

(b)
Excludes current and deferred federal, state and foreign tax expense (benefit) recorded to Discontinued Operations of $3 million in 2011.  Also, excludes federal, state and foreign tax expense (benefit) recorded to OCI of $47 million in 2013, $(267) million in 2012 and $(83) million in 2011.  The deferred tax benefit of operating loss carryforwards was insignificant for 2011.

	2013	2012	2011
Reconciliation of Income Tax Expense
Federal income tax on Income (Loss) from Continuing Operations Before Income Taxes at
statutory tax rate - 35%	$(130)	$258	$424
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	(22)	33	60
State valuation allowance adjustments (a)	4	2	22
State deferred tax rate change (b)	15	(19)	(26)
Federal and state tax reserves adjustments (c)	6	(2)	2
Federal and state income tax return adjustments (d)	(1)	4	(22)
Federal income tax credits (e)	(8)	(12)	(12)
Other	(6)	(1)	(3)
Total increase (decrease)	(12)	5	21
Total income taxes from continuing operations	$(142)	$263	$445
Effective income tax rate	38.3%	35.6%	36.7%

(a)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal income tax purposes.  Due to the decrease in projected taxable income related to bonus depreciation and a decrease in projected future taxable income, PPL Energy Supply recorded state deferred income tax expense related to deferred tax valuation allowances during 2011.

(b)
During 2013, 2012 and 2011, PPL Energy Supply recorded adjustments related to its December 31 state deferred tax liabilities as a result of annual changes in state apportionment and the impact on the future estimated state income tax rate.                    .

(c)
During 2013, PPL Energy Supply reversed $3 million in tax benefits related to a 2008 change in method of accounting for certain expenditures for tax purposes and recorded $4 million in federal tax expense related to differences in over (under) payment interest rates applied to audit claims as a result of the U.S. Supreme Court decision related to Windfall Profits Tax.

(d)
During 2011, PPL Energy Supply recorded federal and state tax benefits related to the filing of the 2010 federal and state income tax returns.  Of this amount, $7 million in tax benefits related to an additional domestic manufacturing deduction resulting from revised bonus depreciation amounts.

(e)
During 2013, 2012 and 2011, PPL Energy Supply recorded a deferred tax benefit related to investment tax credits on progress expenditures related to hydroelectric plant expansions.  See Note 8 for additional information.

	2013	2012	2011
Taxes, other than income
State gross receipts	$37	$35	$31
State capital stock	1	5	12
Property and other	28	29	28
Total	$66	$69	$71

(PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the PUC and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulated liabilities" on the Balance Sheets.

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows.

	2013	2012
Deferred Tax Assets
Accrued pension costs	$42	$81
Contributions in aid of construction	109	106
Regulatory obligations	38	24
State loss carryforwards	35	39
Federal loss carryforwards	72	81
Other	45	46
Total deferred tax assets	341	377

Deferred Tax Liabilities
Electric utility plant - net	1,366	1,229
Taxes recoverable through future rates	129	122
Reacquired debt costs	23	27
Other regulatory assets	129	174
Other	8	12
Total deferred tax liabilities	1,655	1,564
Net deferred tax liability	$1,314	$1,187

At December 31, PPL Electric had the following loss carryforwards.

	2013	Expiration

Loss carryforwards
Federal net operating losses	$206	2031-2032
State net operating losses	534	2030-2032

Credit carryforwards were insignificant at December 31, 2013.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2013	2012	2011
Income Tax Expense (Benefit)
Current - Federal	$(15)	$(28)	$(25)
Current - State	(4)	(18)	(13)
Total Current Expense (Benefit)	(19)	(46)	(38)
Deferred - Federal	109	162	123
Deferred - State	16	42	25
Total Deferred Expense (Benefit), excluding operating loss carryforwards	125	204	148

Investment tax credit, net - Federal	(1)	(1)	(2)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	4	(72)	(12)
Deferred - State	(1)	(17)	(28)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	3	(89)	(40)
Total income tax expense	$108	$68	$68

Total income tax expense - Federal	$97	$61	$84
Total income tax expense (benefit) - State	11	7	(16)
Total income tax expense	$108	$68	$68

	2013	2012	2011
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$111	$71	$90
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	16	9	12
Amortization of investment tax credit	(1)	(1)	(2)
Federal and state tax reserves adjustments (a)	(9)	(8)	(9)
Federal and state income tax return adjustments (b)	(1)	7	(4)
Depreciation not normalized (c)	(6)	(8)	(17)
Other	(2)	(2)	(2)
Total increase (decrease)	(3)	(3)	(22)
Total income tax expense	$108	$68	$68
Effective income tax rate	34.1%	33.3%	26.5%

(a)
PPL Electric recorded a tax benefit of $7 million during 2013 and $6 million during 2012 and 2011 to federal and state income tax reserves related to stranded cost securitization.  The reserve balance at December 31, 2013 related to stranded costs securitization is zero.

(b)
PPL Electric changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year.  In August 2011, the IRS issued guidance regarding the use and evaluation of statistical samples and sampling estimates for network assets.  The IRS guidance provided a safe harbor method of determining whether the repair expenditures for electric transmission and distribution property can be currently deducted for tax purposes.  PPL Electric adopted the safe harbor method with the filing of its 2011 federal income tax return and recorded a $5 million adjustment to federal and state income tax expense resulting from the reversal of prior years' state income tax benefits related to regulated depreciation.

During 2011, PPL Electric recorded a $5 million federal and state income tax benefit as a result of filing its 2010 federal and state income tax returns.  Of this amount, $3 million in tax benefits related to the flow-through impact of Pennsylvania regulated 100% bonus tax depreciation.
(c)
During 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  The guidance allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal income tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.  The federal provision for 100% bonus depreciation generally applies to property placed into service before January 1, 2012.  The placed in service deadline was extended to January 1, 2013 for property that had a cost in excess of $1 million, had a production period longer that one year and had a tax life of at least ten years.  PPL Electric's tax deduction for 100% bonus depreciation was zero in 2013 and was significantly lower in 2012 than in 2011.

	2013	2012	2011
Taxes, other than income
State gross receipts	$98	$101	$109
State utility realty (a)	2	2	(10)
State capital stock	1	1	4
Property and other	2	1	1
Total	$103	$105	$104

(a)	2011 includes PURTA tax that was refunded to PPL Electric customers in 2011.

(LKE)

The provision for LKE's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC, VSCC, TRA and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of LKE's deferred income tax assets and liabilities were as follows:

	2013	2012
Deferred Tax Assets
Net operating loss carryforward	$222	$376
Tax credit carryforwards	179	170
Regulatory liabilities	107	99
Accrued pension costs	26	42
Capital loss carryforward	4	5
Income taxes due to customers	23	26
Deferred investment tax credits	52	54
Other	57	41
Valuation allowances	(4)	(5)
Total deferred tax assets	666	808

Deferred Tax Liabilities
Plant - net	1,327	1,171
Regulatory assets	133	152
Other	12	13
Total deferred tax liabilities	1,472	1,336
Net deferred tax liability	$806	$528

LKE expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, LKE had the following loss and tax credit carryforwards.

	2013	Expiration

Loss carryforwards
Federal net operating losses	$523	2028-2032
State net operating losses	1,024	2028-2032
State capital losses	106	2014-2016

Credit carryforwards
Federal investment tax credit	125	2025-2028
Federal alternative minimum tax credit	28	Indefinite
Federal - other	26	2016-2033
State - other	9	2022

Changes in deferred tax valuation allowances were:

	Balance at				Balance
	Beginning				at End
	of Period	Additions	Deductions		of Period

2013	$5		$1	(a)	$4
2012	5				5
2011	6		1	(a)	5

(a)	Primarily related to the expiration of state capital loss carryforwards.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income (Loss) from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2013	2012	2011
Income Tax Expense (Benefit)
Current - Federal	$(59)	$(32)	$(71)
Current - State	10	2	6
Total Current Expense (Benefit)	(49)	(30)	(65)
Deferred - Federal	244	185	208
Deferred - State	20	15	16
Total Deferred Expense, excluding benefits of operating loss carryforwards	264	200	224
Investment tax credit, net - Federal	(4)	(6)	(6)
Tax benefit of operating loss carryforwards
Deferred - Federal	(4)	(46)
Deferred - State	(1)	(12)
Total Tax Benefit of Operating Loss Carryforwards	(5)	(58)
Total income tax expense from continuing operations (a)	$206	$106	$153

Total income tax expense - Federal	$177	$101	$131
Total income tax expense - State	29	5	22
Total income tax expense from continuing operations (a)	$206	$106	$153
(a)
Excludes current and deferred federal and state tax expense (benefit) recorded to Discontinued Operations of $1 million in 2013, $(4) million in 2012, and $(1) million in 2011.  Also, excludes deferred federal and state tax expense (benefit) recorded to OCI of $18 million in 2013, $(12) million in 2012 and $(1) million in 2011.

	2013	2012	2011
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$193	$116	$147
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	20	6	15
Amortization of investment tax credit	(4)	(6)	(5)
Net operating loss carryforward (a)		(9)
Other	(3)	(1)	(4)
Total increase (decrease)	13	(10)	6
Total income tax expense from continuing operations	$206	$106	$153
Effective income tax rate	37.4%	32.0%	36.5%

(a)	During 2012, LKE recorded adjustments to deferred taxes related to net operating loss carryforwards based on income tax return adjustments.

	2013	2012	2011
Taxes, other than income
Property and other	$48	$46	$37
Total	$48	$46	$37

(LG&E)

The provision for LG&E's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2013	2012
Deferred Tax Assets
Regulatory liabilities	$59	$54
Deferred investment tax credits	15	16
Income taxes due to customers	19	21
Other	28	9
Total deferred tax assets	121	100

Deferred Tax Liabilities
Plant - net	585	526
Regulatory assets	83	86
Accrued pension costs	24	27
Other	8	9
Total deferred tax liabilities	700	648
Net deferred tax liability	$579	$548

LG&E expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2013, LG&E had $10 million of federal net operating loss carryforwards that expire in 2032 and $22 million of state net operating loss carryforwards that expire in 2030.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2013	2012	2011
Income Tax Expense (Benefit)
Current - Federal	$52	$(2)	$12
Current - State	16	3	8
Total Current Expense (Benefit)	68	1	20
Deferred - Federal	33	65	52
Deferred - State	(2)	6	2
Total Deferred Expense, excluding benefits of operating loss carryforwards	31	71	54
Investment tax credit, net - Federal	(2)	(3)	(3)
Tax benefit of operating loss carryforwards
Deferred - Federal	(3)
Total Tax Benefit of Operating Loss Carryforwards	(3)
Total income tax expense	$94	$69	$71

Total income tax expense - Federal	$80	$60	$61
Total income tax expense - State	14	9	10
Total income tax expense	$94	$69	$71

	2013	2012	2011
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$90	$67	$68
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	5	7
Amortization of investment tax credit	(2)	(3)	(3)
Other	(4)		(1)
Total increase (decrease)	4	2	3
Total income tax expense	$94	$69	$71
Effective income tax rate	36.6%	35.9%	36.4%

	2013	2012	2011
Taxes, other than income
Property and other	$24	$23	$18
Total	$24	$23	$18

(KU)

The provision for KU's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles reflected in rates established by the KPSC, VSCC, TRA and the FERC.  The difference in the provision for deferred income taxes for regulated assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" or "Regulatory liabilities" on the Balance Sheets.

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2013	2012
Deferred Tax Assets
Regulatory liabilities	$47	$45
Deferred investment tax credits	38	38
Net operating loss carryforward	23	20
Income taxes due to customers	4	5
Accrued pension costs		(5)
Other	8	7
Total deferred tax assets	120	110

Deferred Tax Liabilities
Plant - net	721	623
Regulatory assets	50	65
Other	4	5
Total deferred tax liabilities	775	693
Net deferred tax liability	$655	$583

KU expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2013, KU had $65 million of federal net operating loss carryforwards that expire in 2032.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2013	2012	2011
Income Tax Expense (Benefit)
Current - Federal	$51	$(20)	$(8)
Current - State	12	(1)	4
Total Current Expense (Benefit)	63	(21)	(4)
Deferred - Federal	66	111	101
Deferred - State	8	11	10
Total Deferred Expense, excluding benefits of operating loss carryforwards	74	122	111
Investment tax credit, net - Federal	(2)	(3)	(3)
Tax benefit of operating loss carryforwards
Deferred - Federal	(3)	(20)
Total Tax Benefit of Operating Loss Carryforwards	(3)	(20)
Total income tax expense (a)	$132	$78	$104

Total income tax expense - Federal	$112	$68	$90
Total income tax expense - State	20	10	14
Total income tax expense (a)	$132	$78	$104

(a)	Excludes deferred federal and state tax (benefit) recorded to OCI of less than $1 million in 2013 and $1 million in 2012.

	2013	2012	2011
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$126	$75	$99
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	6	9
Amortization of investment tax credit	(2)	(3)	(3)
Other	(6)		(1)
Total increase (decrease)	6	3	5
Total income tax expense	$132	$78	$104
Effective income tax rate	36.7%	36.3%	36.9%

	2013	2012	2011
Taxes, other than income
Property and other	$24	$23	$19
Total	$24	$23	$19

Unrecognized Tax Benefits (All Registrants)

Changes to unrecognized tax benefits were as follows:

	2013		2012
PPL
Beginning of period		$92	$145
Additions based on tax positions of prior years		3	15
Reductions based on tax positions of prior years		(32)	(61)
Additions based on tax positions related to the current year			7
Reductions based on tax positions related to the current year			(3)
Settlements		(30)	(2)
Lapse of applicable statute of limitation		(11)	(9)
End of period		$22	$92

PPL Energy Supply
Beginning of period		$30	$28
Additions based on tax positions of prior years			4
Reductions based on tax positions of prior years		(15)	(2)
End of period		$15	$30

PPL Electric
Beginning of period		$26	$73
Reductions based on tax positions of prior years		(17)	(43)
Additions based on tax positions related to the current year			5
Lapse of applicable statute of limitation		(9)	(9)
End of period	$		$26

LKE's, LG&E's and KU's unrecognized tax benefits and changes in those unrecognized tax benefits are insignificant at December 31, 2013 and December 31, 2012.

At December 31, 2013, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase or decrease by the following amounts.  For PPL Electric, LKE, LG&E and KU, no significant changes in unrecognized tax benefits are projected over the next 12 months.

	Increase	Decrease

PPL	$	$22
PPL Energy Supply		15

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

At December 31, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were as follows.  The amounts for LKE, LG&E and KU were insignificant.

	2013	2012

PPL	$21	$38
PPL Energy Supply	14	13
PPL Electric		3

At December 31, the following receivable (payable) balances were recorded for interest related to tax positions.  The amounts for LKE, LG&E and KU were insignificant.

	2013	2012

PPL	$15	$(16)
PPL Energy Supply	15	17
PPL Electric	3	1

The following interest expense (benefit) was recognized in income taxes.  The amounts for LKE, LG&E and KU were insignificant.

	2013	2012	2011

PPL	$(30)	$(4)	$27
PPL Energy Supply	5	(4)	6
PPL Electric	(7)	(4)	(5)

PPL or its subsidiaries file tax returns in five major tax jurisdictions.  The income tax provisions for PPL Energy Supply, PPL Electric, LKE, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return.  Based on this tax sharing agreement, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in three major tax jurisdictions, PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions.  With few exceptions, at December 31, 2013, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows:

PPL
	PPL	Energy Supply	PPL Electric	LKE	LG&E	KU
U.S. (federal) (a)	1997 and prior	1997 and prior	1997 and prior	10/31/2010 and prior	10/31/2010 and prior	10/31/2010 and prior
Pennsylvania (state)	2009 and prior	2009 and prior	2008 and prior
Kentucky (state)	2008 and prior			2010 and prior	2010 and prior	2010 and prior
Montana (state)	2009 and prior	2009 and prior
U.K. (foreign)	2011 and prior

(a)
For LKE, LG&E, and KU, the ten month period ending October 31, 2010 remains open under the standard three year statute of limitations; however, the IRS has completed its audit of these periods under the Compliance Assurance Process, effectively closing them to audit adjustments. No issues remain outstanding.

Other (PPL, PPL Energy Supply and PPL Electric)

PPL changed its method of accounting for repair expenditures for tax purposes effective for its 2008 tax year for Pennsylvania operations.  PPL made the same change for its Montana operations for the 2009 tax year.  In 2011, the IRS issued guidance on repair expenditures related to network assets providing a safe harbor method of determining whether the repair expenditures can be currently deducted for tax purposes.  On April 30, 2013, the IRS issued Revenue Procedure 2013-24 providing guidance to taxpayers to determine whether expenditures to maintain, replace or improve steam or electric generation property must be capitalized for tax purposes.  PPL believes that this guidance will not have a material impact on PPL's current treatment of such expenditures.  The IRS may assert, and ultimately conclude, that PPL's deduction for generation-related expenditures should be less than the amount determined by PPL.  PPL believes that it has established adequate reserves for this contingency.

6.  Utility Rate Regulation

Regulatory Assets and Liabilities

(All Registrants except PPL Energy Supply)

As discussed in Note 1 and summarized below, PPL, PPL Electric, LKE, LG&E and KU reflect the effects of regulatory actions in the financial statements for their cost-based rate-regulated utility operations.  Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date.

WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and does not record regulatory assets and liabilities.  See Note 1 for additional information.

(PPL, LKE, LG&E and KU)

LG&E is subject to the jurisdiction of the KPSC and FERC, and KU is subject to the jurisdiction of the KPSC, FERC, VSCC and TRA.

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and short-term debt) including adjustments for certain net investments and costs recovered separately through other means.  As such, LG&E and KU generally earn a return on regulatory assets.

As a result of purchase accounting requirements, certain fair value amounts related to contracts that had favorable or unfavorable terms relative to market were recorded on the Balance Sheets with an offsetting regulatory asset or liability.  LG&E and KU recover in customer rates the cost of coal contracts, power purchases and emission allowances.  As a result, management believes the regulatory assets and liabilities created to offset the fair value amounts at LKE's acquisition date meet the recognition criteria established by existing accounting guidance and eliminate any rate-making impact of the fair value adjustments.  LG&E's and KU's customer rates will continue to reflect the original contracted prices for these contracts.

(PPL, LKE and KU)

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities, except the levelized fuel factor, are excluded from the return on rate base utilized in the calculation of Virginia base rates. Therefore, no return is earned on the related assets.

KU's rates to municipal customers for wholesale requirements are calculated based on annual updates to a rate formula that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates. Therefore, no return is earned on the related assets.

(PPL and PPL Electric)

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions).  PPL Electric's transmission revenues are billed in accordance with a FERC tariff that allows for recovery of transmission costs incurred, a return on transmission-related plant and an automatic annual update.  See "Transmission Formula Rate" below for additional information on this tariff.  All regulatory assets and liabilities are excluded from distribution and transmission return on investment calculations; therefore, generally no return is earned on PPL Electric's regulatory assets.

(All Registrants except PPL Energy Supply)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	2013	2012	2013	2012
Current Regulatory Assets:
Environmental cost recovery	$7	$1
Gas supply clause	10	11
Fuel adjustment clause	2	6
Demand side management	8	1
Other	6		$6
Total current regulatory assets	$33	$19	$6

Noncurrent Regulatory Assets:
Defined benefit plans	$509	$730	$257	$362
Taxes recoverable through future rates	306	293	306	293
Storm costs	147	168	53	59
Unamortized loss on debt	85	96	57	65
Interest rate swaps	44	67
Accumulated cost of removal of utility plant	98	71	98	71
AROs	44	26
Other	13	32	1	3
Total noncurrent regulatory assets	$1,246	$1,483	$772	$853

Current Regulatory Liabilities:
Generation supply charge	$23	$27	$23	$27
Environmental cost recovery		4
Gas supply clause	3	4
Transmission service charge	8	6	8	6
Transmission formula rate	20		20
Fuel adjustment clause	4	1
Universal Service Rider	10	17	10	17
Storm damage expense	14		14
Gas line tracker	6
Other	2	2	1	2
Total current regulatory liabilities	$90	$61	$76	$52

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$688	$679
Coal contracts (a)	98	141
Power purchase agreement - OVEC (a)	100	108
Net deferred tax assets	30	34
Act 129 compliance rider	15	8	$15	$8
Defined benefit plans	26	17
Interest rate swaps	86	14
Other	5	9
Total noncurrent regulatory liabilities	$1,048	$1,010	$15	$8

	LKE		LG&E		KU
	2013	2012	2013	2012	2013	2012
Current Regulatory Assets:
Environmental cost recovery	$7	$1	$2	$1	$5
Gas supply clause	10	11	10	11
Fuel adjustment clause	2	6	2	6
Demand side management	8	1	3	1	5
Total current regulatory assets	$27	$19	$17	$19	$10

Noncurrent Regulatory Assets:
Defined benefit plans	$252	$368	$164	$232	$88	$136
Storm costs	94	109	51	59	43	50
Unamortized loss on debt	28	31	18	20	10	11
Interest rate swaps	44	67	44	67
AROs	44	26	21	15	23	11
Other	12	29	5	7	7	22
Total noncurrent regulatory assets	$474	$630	$303	$400	$171	$230

	LKE		LG&E		KU
	2013	2012	2013	2012	2013	2012
Current Regulatory Liabilities:
Environmental cost recovery		$4				$4
Gas supply clause	$3	4	$3	$4
Fuel adjustment clause	4	1			$4	1
Gas line tracker	6		6
Other	1				1
Total current regulatory liabilities	$14	$9	$9	$4	$5	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$688	$679	$299	$297	$389	$382
Coal contracts (a)	98	141	43	61	55	80
Power purchase agreement - OVEC (a)	100	108	69	75	31	33
Net deferred tax assets	30	34	26	28	4	6
Defined benefit plans	26	17			26	17
Interest rate swaps	86	14	43	7	43	7
Other	5	9	2	3	3	6
Total noncurrent regulatory liabilities	$1,033	$1,002	$482	$471	$551	$531

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Following is an overview of selected regulatory assets and liabilities detailed in the preceding tables.  Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

(All Registrants except PPL Energy Supply)

Defined Benefit Plans

Defined benefit plan regulatory assets and liabilities represent the portion of unrecognized transition obligation, prior service cost and net actuarial losses that will be recovered in defined benefit plans expense through future base rates based upon established regulatory practices and generally, are amortized over the average remaining service lives of plan participants.  These regulatory assets and liabilities are adjusted at least annually or whenever the funded status of defined benefit plans is re-measured.  Of the regulatory asset and liability balances recorded, costs of $28 million for PPL, $9 million for PPL Electric, $19 million for LKE, $13 million for LG&E and $6 million for KU are expected to be amortized into net periodic defined benefit costs in 2014.

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PUC, KPSC and VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer and amortize such costs for regulatory accounting and reporting purposes.  Once such authority is granted, PPL Electric, LG&E and KU can request recovery of those expenses in a base rate case.

Unamortized Loss on Debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing).  Such costs are being amortized through 2029 for PPL Electric.  Such costs are being amortized through 2040 for PPL, LKE and KU, and through 2035 for LG&E.

Accumulated Cost of Removal of Utility Plant

LG&E and KU accrue for costs of removal through depreciation expense with an offsetting credit to a regulatory liability.  The regulatory liability is relieved as costs are incurred.  See Note 1 for additional information.

PPL Electric does not accrue for costs of removal.  When costs of removal are incurred, PPL Electric records the deferral of costs as a regulatory asset.  Such deferral is included in rates and amortized over the subsequent five-year period.

(PPL and PPL Electric)

Generation Supply Charge

The generation supply charge is a cost recovery mechanism that permits PPL Electric to recover costs incurred to provide generation supply to PLR customers who receive basic generation supply service.  The recovery includes charges for generation supply (energy and capacity and ancillary services), as well as administration of the acquisition process.  In addition, the generation supply charge contains a reconciliation mechanism whereby any over- or under-recovery from prior quarters is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent quarter.

Transmission Service Charge (TSC)

PPL Electric is charged by PJM for transmission service-related costs applicable to its PLR customers.  PPL Electric passes these costs on to customers, who receive basic generation supply service through the PUC-approved TSC cost recovery mechanism.  The TSC contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to, or recovered from, customers through the adjustment factor determined for the subsequent year.

Transmission Formula Rate

PPL Electric's transmission revenues are billed in accordance with a FERC-approved open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is based on prior year expenditures and forecasted current calendar year transmission plant additions.  An adjustment to the prior year expenditures is recorded as a regulatory asset or liability.

Universal Service Rider (USR)

PPL Electric's distribution rates permit recovery of applicable costs associated with the universal service programs provided to PPL Electric's residential customers.  Universal service programs include low-income programs, such as OnTrack and Winter Relief Assistance Program (WRAP).  OnTrack is a special payment program for low-income households within the federal poverty level that have difficulty paying their electric bills.  This program is funded by residential customers and administered by community-based organizations.  Customers who participate in OnTrack receive assistance in the form of reduced payment arrangements, protection against termination of electric service and referrals to other community programs and services.  The WRAP program reduces electric bills and improves living comfort for low-income customers by providing services such as weatherization measures and energy education services.  The USR is applied to distribution charges for each customer who receives distribution service under PPL Electric's residential service rate schedules.  The USR contains a reconciliation mechanism whereby any over- or under-recovery from the current year is refunded to or recovered from residential customers through the adjustment factor determined for the subsequent year.

Storm Damage Expense

In accordance with the PUC's December 2012 final rate case order, PPL Electric proposed the establishment of a Storm Damage Expense Rider with the PUC.  The matter remains open before the PUC.  Based on 2013 actual storm experience, PPL Electric established a $14 million regulatory liability at December 31, 2013 for revenues collected from customers to cover storm costs in excess of actual storm costs incurred.

Taxes Recoverable through Future Rates

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

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, Phase I of PPL Electric's energy efficiency and conservation plan was approved by a PUC order in October 2009.  The order allows PPL Electric to recover the maximum $250 million cost of the program ratably over the life of the plan, from January 1, 2010 through May 31, 2013.  Phase II of PPL's energy efficiency and conservation plan allows PPL Electric to recover the maximum $185 million cost of the program over the three year period beginning June 1, 2013 through May 31, 2016.  The plan includes programs intended to reduce electricity consumption.  The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs.  The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider.  The actual program costs are reconcilable, and any over- or under-recovery from customers will be refunded or recovered at the end of the program.  See below under "Regulatory Matters - Pennsylvania Activities" for additional information on Act 129.

(PPL, LKE, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements which apply to coal combustion wastes and by-products from coal-fired electric generating facilities.  The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period.  The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered within 12 months.  As a result of the settlement agreement in the 2012 rate case, beginning in 2013, LG&E and KU will receive a 10.25% return on equity for all ECR projects included in the 2009 and 2011 compliance plans. In 2012 and 2011, LG&E and KU were authorized to receive a 10.63% return on equity for projects associated with the 2009 compliance plan and a 10.10% return on equity for projects associated with the 2011 compliance plan.

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC.  The gas supply clause includes a separate natural gas procurement incentive mechanism, which allows LG&E's rates to be adjusted annually to share variances between actual costs and market indices between the shareholders and the customers during each performance-based rate year (12 months ending October 31).  The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered within 18 months.

Fuel Adjustment Clauses

LG&E's and KU's retail electric rates contain a fuel adjustment clause, whereby variances in the cost of fuel to generate electricity, including transportation costs, from the costs embedded in base rates are adjusted in LG&E's and KU's rates.  The KPSC requires public hearings at six-month intervals to examine past fuel adjustments and at two-year intervals to review past operations of the fuel adjustment clause and, to the extent appropriate, reestablish the fuel charge included in base rates.  The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

KU also employs a levelized fuel factor mechanism for Virginia customers using an average fuel cost factor based primarily on projected fuel costs.  The Virginia levelized fuel factor allows fuel recovery based on projected fuel costs for the coming year plus an adjustment for any under- or over-recovery of fuel expenses from the prior year.  The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months.

Demand Side Management

LG&E's and KU's DSM programs consist of energy efficiency programs which are intended to reduce peak demand and delay the investment in additional power plant construction, provide customers with tools and information to become better managers of their energy usage and prepare for potential future legislation governing energy efficiency.  LG&E's and KU's rates contain a DSM provision which includes a rate recovery mechanism that provides for concurrent recovery of DSM costs, and allows for the recovery of DSM revenues from lost sales associated with the DSM programs. Additionally, LG&E and KU earn an approved return on equity for capital expenditures associated with the residential and commercial load management/demand conservation programs.  The cost of DSM programs is assigned only to the class or classes of customers that benefit from the programs.

Interest Rate Swaps

(PPL, LKE, LG&E and KU)

In November 2012 and April 2013, LG&E and KU entered into forward-starting interest rate swaps with PPL that hedged the interest payments on new debt that was expected to be issued in 2013.  In September 2013, these hedges were terminated and LG&E and KU entered into new forward-starting interest rate swaps with PPL, effectively extending the start date of the prior hedges from September 2013 to December 2013.  All of these swaps had terms identical to forward-starting swaps entered into by PPL with third parties.  New debt totaling $500 million was issued in November 2013 (LG&E and KU each issued $250 million) and the hedges issued in September were terminated in November 2013.  Net cash settlements of $86 million (LG&E and KU each received $43 million) were received on the swaps that were terminated in September and November, which are included in "Cash Flows from Operating Activities" on the Statements of Cash Flows.  Net realized gains on these swaps will be returned through regulated rates. As such, the net settlements were reclassified from AOCI to regulatory liabilities and are being recognized in "Interest Expense" on the Statements of Income over the life of the newly issued debt.  For the year ended December 31, 2013, there was no hedge ineffectiveness recorded for the interest rate derivatives.  See Note 19 for additional information related to the forward-starting interest rate swaps.

(PPL, LKE and LG&E)

In addition to the hedges terminated as a result of the debt issuance, realized amounts associated with LG&E's interest rate swaps, including a terminated swap contract from 2008, are recoverable through rates based on an order from the KPSC, LG&E's unrealized losses and gains are recorded as a regulatory asset or liability until they are realized as interest expense.  Interest expense from existing swaps is realized and recovered over the terms of the associated debt, which matures through 2033.  Amortization of the gain or loss related to the 2008 terminated swap contract is to be recovered through 2035, as approved by the KPSC.

AROs

As discussed in Note 1, the accretion and depreciation expenses related to LG&E's and KU's AROs are recorded as a regulatory asset, such that there is no earnings impact.  When an asset with an ARO is retired, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

Gas Line Tracker

In the 2012 rate case order, the KPSC approved the GLT rate recovery mechanism.  The GLT authorizes LG&E to recover its incremental operating expenses and depreciation, and to earn a 10.25% return on equity for capital associated with the five year gas service riser and leak mitigation program.  As part of this program, LG&E makes necessary repairs and assumes ownership of natural gas lines. LG&E annually files projected costs in October to become effective on the first billing cycle in January.  After the completion of a plan year, LG&E submits a balancing adjustment filing to the KPSC to amend rates charged for the differences between the actual costs and actual GLT charges for the preceding year.

Coal Contracts

As a result of purchase accounting associated with PPL's acquisition of LKE, LG&E's and KU's coal contracts were recorded at fair value on the Balance Sheets with offsets to regulatory assets for those contracts with unfavorable terms relative to current market prices and offsets to regulatory liabilities for those contracts with favorable terms relative to current market prices.  These regulatory assets and liabilities are being amortized over the same terms as the related contracts, which expire at various times through 2016.

Power Purchase Agreement - OVEC

As a result of purchase accounting associated with PPL's acquisition of LKE, the fair values of the OVEC power purchase agreement were recorded on the balance sheets of LKE, LG&E and KU with offsets to regulatory liabilities.  The regulatory liabilities are being amortized using the units-of-production method until March 2026, the expiration date of the agreement at the date of the acquisition.

Regulatory Liability Associated with Net Deferred Tax Assets

LG&E's and KU's regulatory liabilities associated with net deferred tax assets represent the future revenue impact from the reversal of deferred income taxes required primarily for unamortized investment tax credits.  These regulatory liabilities are recognized when the offsetting deferred tax assets are recognized.  For general-purpose financial reporting, these regulatory liabilities and the deferred tax assets are not offset; rather, each is displayed separately.

Regulatory Matters

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

Ofgem is currently consulting on the methodology to be used by all network operators to calculate the final line loss incentives and penalties for the DPCR4.  WPD had a $74 million liability recorded at December 31, 2013, compared with $94 million at December 31, 2012.  In the fourth quarter of 2012, based on applying the preferred methodology indicated by Ofgem in a consultation issued in November 2012, the liability was reduced by $79 million with a credit recorded in "Utility" revenue on the Statement of Income.  In July 2013, Ofgem issued a decision paper on the process to follow for closing out the line loss calculation.  Subsequent to the July 2013 decision paper, WPD received additional information from Ofgem.  As a result, during 2013, WPD recorded increases of $45 million to the liability with reductions to "Utility" revenue on the Statement of Income.  Other changes to the liability in 2013 included reductions of $66 million resulting from refunds being included in tariffs and foreign exchange movements.  The potential loss exposure is estimated to be in the range of $74 million to $213 million as of December 31, 2013.  PPL cannot predict the outcome of this matter.

European Market Infrastructure Regulation

Regulation No. 648/2012 of the European Parliament and of the Council, commonly referred to as the European Market Infrastructure Regulation (EMIR), entered into force on August 16, 2012 and the European Commission adopted most of the Regulatory Technical Standards without modification in December 2012.  The EMIR establishes certain transaction clearing and other recordkeeping requirements for parties to over-the-counter derivatives transactions.  Included in the derivative transactions that are subject to EMIR are certain interest rate and currency derivative contracts utilized by WPD.  Although the EMIR will potentially impose significant additional recordkeeping requirements on WPD, the effect of the EMIR is not currently expected to have a significant adverse impact on WPD's financial condition or results of operation.

Kentucky Activities

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

In December 2012, the KPSC approved a rate case settlement agreement providing for increases in annual base electricity rates of $34 million for LG&E and $51 million for KU and an increase in annual base gas rates of $15 million for LG&E and authorizes a 10.25% return on equity.  The approved rates became effective January 1, 2013.

(PPL, LKE and LG&E)

CPCN Filings

In January 2014, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to build a NGCC generating unit at KU's Green River generating site and a solar generating facility at the E. W. Brown generating site.

Storm Costs

In August 2011, a strong storm hit LG&E's service area causing significant damage and widespread outages for approximately 139,000 customers.  LG&E filed an application with the KPSC in September 2011, requesting approval of a regulatory asset recorded to defer, for future recovery, $8 million in incremental operation and maintenance expenses related to the storm restoration.  An order was received in December 2011 granting the request.  On December 20, 2012, the KPSC, in the approval of the unanimous rate case settlement agreement, authorized regulatory asset recovery effective January 1, 2013, over a five year period.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

In December 2012, the PUC approved a total distribution revenue increase of about $71 million for PPL Electric, including a 10.4% allowed return on equity.  The approved rates became effective January 1, 2013.

Storm Damage Expense Rider

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider (SDER).  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  PPL Electric proposed that the SDER become effective January 1, 2013 at a zero rate with qualifying storm costs incurred in 2013 and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014.  In April 2013, parties filed comments opposing the SDER.  PPL Electric and several other parties filed reply comments in May 2013.  In November 2013, the PUC suspended the effective date of the rider to February 28, 2014 and requested additional comments and reply comments on PPL Electric's proposal.  Comments and reply comments have been filed.  On February 10, 2014, PPL Electric agreed to an additional suspension of the effective date of the rider to May 1, 2014. This matter remains pending before the PUC.

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

Act 129 required EDCs to reduce overall electricity consumption by 1.0% by May 2011 and by 3.0% by May 2013, and reduce peak demand by 4.5% by May 2013.  The overall consumption reduction is measured against PUC-forecasted consumption for the twelve months ended May 31, 2010.  The peak demand reduction was required to occur for the 100 hours of highest demand, which is determined by actual demand reduction during the June 2012 through September 2012 period.  PPL Electric believes it has met the May 2011 and May 2013 overall electricity consumption requirements, and the peak demand reduction requirement based on the results of its November 15, 2013 Act 129 Final Annual Report.  PPL Electric does not expect the PUC to formally determine compliance for either the 2011 or 2013 requirements until after the first quarter of 2014.

Act 129 requires the PUC to evaluate the costs and benefits of the EE&C program by November 30, 2013 and adopt additional reductions if the benefits of the program exceed the costs.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program, ending May 31, 2016, with individual consumption reduction targets for each EDC.  PPL Electric's Phase II reduction target is 2.1% of the total energy consumption forecasted by the PUC for the twelve months ended May 31, 2010.  The PUC did not establish demand reduction targets for the Phase II program.  PPL Electric filed its Phase II EE&C Plan with the PUC on November 15, 2012 and, in March 2013, the PUC approved PPL Electric's Phase II EE&C Plan with minor modifications.  PPL Electric filed a Revised Phase II EE&C Plan on May 13, 2013 pursuant to the PUC's March Order.  On July 11, 2013, the PUC issued an Order approving PPL Electric's Revised Phase II EE&C Plan.  PPL Electric began its Phase II Plan implementation on June 1, 2013.  In November 2013, PPL Electric filed 40 modifications to its Phase II Plan which contains programs designed to meet PPL Electric's target of reducing total energy consumption by 2.1%.  Parties have filed comments and reply comments on PPL Electric's proposal.

Act 129 also requires Default Service Providers (DSP) to provide electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  A DSP is able to recover the costs associated with its default service procurement plan.

The PUC approved PPL Electric's DSP procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric has concluded all competitive solicitations to procure power for its PLR obligations under that plan.

The PUC directed all EDCs to file default service procurement plans for the period June 1, 2013 through May 31, 2015.  PPL Electric filed its plan in May 2012.  In that plan, PPL Electric proposed a process to obtain supply for its default service customers and a number of initiatives designed to encourage more customers to purchase electricity from the competitive retail market.  In January 2013, the PUC approved PPL Electric's plan with modifications.  PPL Electric filed revised retail competition initiatives and a revised plan consistent with the PUC's January order, and in May 2013, the PUC approved that filing with minor changes.  PPL Electric began implementing its revised plan on June 1, 2013.  PPL Electric anticipates filing its default service procurement plan for the period beginning June 1, 2015 in the second quarter of 2014.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129.  PPL Electric continues to conduct pilot projects to evaluate additional applications of its current advanced metering technology pursuant to the requirements of Act 129.  PPL Electric recovers the cost of its pilot projects through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014.  PPL Electric also submitted revised SMR charges that became effective January 1, 2014.  PPL Electric will submit its final Smart Meter Plan by June 30, 2014.

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

In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC.  The PUC approved the LTIIP on January 10, 2013 and, on January 15, 2013, PPL Electric filed a petition requesting permission to establish a DSIC.  Several parties filed responses to PPL Electric's petition.  In an order entered on May 23, 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  The case remains pending before the PUC.

Storm Costs

During 2012, PPL Electric experienced several PUC-reportable storms, including Hurricane Sandy, resulting in total restoration costs of $81 million, of which $61 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  In particular, in late October 2012, PPL Electric experienced widespread significant damage to its distribution network from Hurricane Sandy resulting in total restoration costs of $66 million, of which $50 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric had storm insurance coverage, the costs incurred from Hurricane Sandy exceeded the policy limits.  Probable insurance recoveries recorded during 2012 were $18.25 million, of which $14 million were included in "Other operation and maintenance" on the Statement of Income.  At December 31, 2013 and 2012, respectively, $29 million and $28 million was included on the Balance Sheets as a regulatory asset.  In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Sandy.  See "Storm Damage Expense Rider" above for information regarding PPL Electric's plan to file a proposed Storm Damage Expense Rider with the PUC.

PPL Electric experienced several PUC-reportable storms during 2011 including Hurricane Irene and a late October snow storm.  Total restoration costs were $84 million, of which $54 million were initially recorded in "Other operation and maintenance" on the Statement of Income.  Although PPL Electric had storm insurance coverage with a PPL affiliate, the costs associated with the unusually high number of PUC-reportable storms exceeded policy limits.  Probable insurance recoveries recorded during 2011 were $26.5 million, of which $16 million were included in "Other operation and maintenance" on the Statements of Income.  In December 2011, PPL Electric received orders from the PUC granting permission to defer qualifying storm costs in excess of insurance recoveries associated with Hurricane Irene and a late October 2011 snowstorm.  PPL Electric recorded a regulatory asset of $25 million in December 2011 (offset to "Other operation and maintenance" on the Statement of Income).  The PUC granted PPL Electric's recovery of the 2011 storm costs in its final order in the 2012 rate case.  Recovery began in January 2013 and will continue over a five-year period.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form 1, filed under the FERC's Uniform System of Accounts.

PPL Electric initiated its formula rate 2012, 2011 and 2010 Annual Updates.  Each update was subsequently challenged by a group of municipal customers, which challenges have been opposed by PPL Electric.  In August 2011, the FERC issued an order substantially rejecting the 2010 formal challenge and the municipal customers filed a request for rehearing of that order.  In September 2012, the FERC issued an order setting for evidentiary hearings and settlement judge procedures a number of issues raised in the 2010 and 2011 formal challenges.  Settlement conferences were held in late 2012 and early 2013.  In February 2013, the FERC issued an order setting for evidentiary hearings and settlement judge procedures a number of issues in the 2012 formal challenge and consolidated that challenge with the 2010 and 2011 challenges.  PPL Electric filed a request for rehearing of the February order which remains pending before the FERC.  PPL Electric and the group of municipal customers have exchanged confidential settlement proposals and PPL Electric anticipates that there will be additional settlement conferences held in 2014.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

In May 2013, PPL Electric filed its 2013 Annual Update with rates proposed to become effective on June 1, 2013.  The rates became effective as proposed, and no party has filed a challenge to the 2013 updated rates.

FERC Formula Rates (KU)

In May 2013, KU submitted to the FERC the annual adjustments to the formula rate, which incorporated certain proposed increases.  These rates became effective as of July 1, 2013.

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include such a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Subject to regulatory approval, the new formula rate may become effective during the second quarter of 2014.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backup to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Energy Supply, PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE.  The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets.  The following credit facilities were in place at:

	December 31, 2013					December 31, 2012
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Backup	Capacity	Borrowed	Backup
PPL
U.K.
PPL WW Syndicated
Credit Facility (a) (d)	Dec. 2016	£210	£103		£107	£106
WPD (South West)
Syndicated Credit Facility (a) (d)	Jan. 2017	245			245
WPD (East Midlands)
Syndicated Credit Facility (a) (b) (d)	Apr. 2016	300			300
WPD (West Midlands)
Syndicated Credit Facility (a) (b) (d)	Apr. 2016	300			300
Uncommitted Credit Facilities		84		£5	79		£4
Total U.K. Credit Facilities (c)		£1,139	£103	£5	£1,031	£106	£4

U.S.
PPL Capital Funding
Syndicated Credit Facility (d) (e) (g)	Nov. 2018	$300	$270		$30

PPL Energy Supply
Syndicated Credit Facility (d) (e)	Nov. 2017	$3,000		$29	$2,971		$499
Letter of Credit Facility (e)	Mar. 2014	150		138	12		132
Uncommitted Credit Facilities (e)		175		77	98		40
Total PPL Energy Supply Credit Facilities		$3,325		$244	$3,081		$671

PPL Electric
Syndicated Credit Facility (d) (e)	Oct. 2017	$300		$21	$279		$1

LKE

Syndicated Credit Facility (d) (e) (g)	Oct. 2018	$75	$75

LG&E
Syndicated Credit Facility (d) (e)	Nov. 2017	$500		$20	$480		$55

KU
Syndicated Credit Facility (d) (e)	Nov. 2017	$400		$150	$250		$70
Letter of Credit Facility (d) (e) (f)	May 2016	198		198			198
Total KU Credit Facilities		$598		$348	$250		$268

(a)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(b)	Under these facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.
(c)
PPL WW's amounts borrowed at December 31, 2013 and 2012 were USD-denominated borrowings of $166 million and $171 million, which equated to £103 million and £106 million at the time of the borrowings and bore interest at 1.87% and 0.85%.  At December 31, 2013, the unused capacity of WPD's credit facilities was approximately $1.7 billion.

(d)	Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(e)
The facilities contain a financial covenant requiring debt to total capitalization not to exceed 65% for PPL Energy Supply and 70% for PPL, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facilities and other customary covenants.  Additionally, as it relates to the syndicated credit facilities and subject to certain conditions, PPL Energy Supply may request that its facility's capacity be increased by up to $500 million, PPL Electric and KU each may request up to a $100 million increase in its facility's capacity and LKE may request up to a $25 million increase in its facility's capacity.

(f)	KU's letter of credit facility agreement allows for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.
(g)	PPL Capital Funding's and LKE's borrowings at December 31, 2013 bore interest at 1.79% and 1.67%, respectively.

PPL Energy Supply, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary.  Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility.  The following commercial paper programs were in place at:

	December 31, 2013				December 31, 2012
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Energy Supply		$750		$750	0.50%	$356
PPL Electric	0.23%	300	$20	280
LG&E	0.29%	350	20	330	0.42%	55
KU	0.32%	350	150	200	0.42%	70
Total		$1,750	$190	$1,560		$481

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At December 31, 2013, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees, which had an aggregate carrying value of $2.7 billion at December 31, 2013.  The facility expires in November 2018, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at December 31, 2013.

(All Registrants except PPL)

See Note 16 for discussion of intercompany borrowings.

2011 Bridge Facility (PPL)

In March 2011, concurrently and in connection with entering into the agreement to acquire WPD Midlands, PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, entered into a 364-day unsecured £3.6 billion bridge facility to fund the acquisition and pay certain fees and expenses in connection with the acquisition.  During 2011, PPL incurred $44 million of fees in connection with establishing the 2011 Bridge Facility, which is reflected in "Interest Expense" on the Statement of Income.  On April 1, 2011, concurrent with the closing of the WPD Midlands acquisition, PPL Capital Funding borrowed an aggregate of £1.75 billion and PPL WEM borrowed £1.85 billion under the 2011 Bridge Facility.  Borrowings bore interest at approximately 2.62%, determined by one-month LIBOR rates plus a spread, based on PPL Capital Funding's senior unsecured debt rating and the length of time from the date of the acquisition closing that borrowings were outstanding.  See Note 10 for additional information on the acquisition.

In accordance with the terms of the 2011 Bridge Facility, PPL Capital Funding's borrowings of £1.75 billion were repaid with approximately $2.8 billion of proceeds received from PPL's issuance of common stock and 2011 Equity Units in April 2011.  In April 2011, PPL WEM repaid £650 million of its 2011 Bridge Facility borrowing.  Such repayment was funded primarily with proceeds received from PPL WEM's issuance of senior notes.  In May 2011, PPL WEM repaid the remaining £1.2 billion of borrowings then-outstanding under the 2011 Bridge Facility, primarily with the proceeds from senior notes issued by WPD (East Midlands) and WPD (West Midlands).

In anticipation of the repayment of a portion of the borrowings under the 2011 Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of U.S. dollar-denominated senior notes, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  See Note 19 for additional information.

Long-term Debt (All Registrants)

	Weighted-Average		December 31,
	Rate	Maturities	2013	2012
PPL
U.S.
Senior Unsecured Notes (a)	4.31%	2014 - 2043	$5,568	$4,506
Senior Secured Notes/First Mortgage Bonds (b) (c) (d) (e)	3.80%	2015 - 2043	5,823	5,587
Junior Subordinated Notes	5.29%	2019 - 2073	1,908	2,608
Other	6.95%	2014 - 2020	15	15
Total U.S. Long-term Debt			13,314	12,716

U.K.
Senior Unsecured Notes (f)	5.53%	2016 - 2040	6,872	6,111
Index-linked Senior Unsecured Notes (g)	1.83%	2043 - 2056	749	608
Total U.K. Long-term Debt (h)			7,621	6,719
Total Long-term Debt Before Adjustments			20,935	19,435

Fair market value adjustments			23	78
Unamortized premium and (discount), net			(51)	(37)
Total Long-term Debt			20,907	19,476
Less current portion of Long-term Debt			315	751
Total Long-term Debt, noncurrent			$20,592	$18,725

PPL Energy Supply
Senior Unsecured Notes (a)	5.32%	2014 - 2038	$2,493	$2,581
Senior Secured Notes (b)	8.86%	2025	49	663
Other	6.00%	2020	5	5
Total Long-term Debt Before Adjustments			2,547	3,249

Fair market value adjustments			(22)	22
Unamortized premium and (discount), net				1
Total Long-term Debt			2,525	3,272
Less current portion of Long-term Debt			304	751
Total Long-term Debt, noncurrent			$2,221	$2,521

PPL Electric
Senior Secured Notes/First Mortgage Bonds (c) (d)	4.63%	2015 - 2043	$2,314	$1,964
Other	7.38%	2014	10	10
Total Long-term Debt Before Adjustments			2,324	1,974

Unamortized discount			(9)	(7)
Total Long-term Debt			2,315	1,967
Less current portion of Long-term Debt			10
Total Long-term Debt, noncurrent			$2,305	$1,967

LKE
Senior Unsecured Notes	3.31%	2015 - 2021	$1,125	$1,125
Senior Secured Notes/First Mortgage Bonds (c) (e)	3.18%	2015 - 2043	3,460	2,960
Total Long-term Debt Before Adjustments			4,585	4,085

Fair market value adjustments			(1)	7
Unamortized discount			(19)	(17)
Total Long-term Debt			$4,565	$4,075

LG&E
Senior Secured Notes/First Mortgage Bonds (c) (e)	2.77%	2015 - 2043	$1,359	$1,109
Total Long-term Debt Before Adjustments			1,359	1,109

Fair market value adjustments			(1)	6
Unamortized discount			(5)	(3)
Total Long-term Debt			$1,353	$1,112

	Weighted-Average		December 31,
	Rate	Maturities	2013	2012
KU
Senior Secured Notes/First Mortgage Bonds (c) (e)	3.44%	2015 - 2043	$2,101	$1,851
Total Long-term Debt Before Adjustments			2,101	1,851

Fair market value adjustments			1	1
Unamortized discount			(11)	(10)
Total Long-term Debt			$2,091	$1,842

(a)
Includes $300 million of 5.70% REset Put Securities due 2035 (REPS).  The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date).  The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer or (b) repurchase by PPL Energy Supply.  If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing.  PPL Energy Supply has the right to terminate the remarketing process.  If the remarketing is terminated at the option of PPL Energy Supply or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

(b)	2012 includes lease financing consolidated through a VIE which was repaid in 2013. See Note 22 for additional information.
(c)
Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  The carrying value of PPL Electric's property, plant and equipment was approximately $5.1 billion and $4.3 billion at December 31, 2013 and 2012.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas.  The aggregate carrying value of the property subject to the lien was $3.2 billion and $2.7 billion at December 31, 2013 and December 31, 2012.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity.  The aggregate carrying value of the property subject to the lien was $5.1 billion and $4.4 billion at December 31, 2013 and December 31, 2012.
(d)
Includes PPL Electric's series of senior secured bonds that secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric.  These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds.  These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (c) above.  This amount includes $224 million that may be redeemed at par beginning in 2015 and $90 million that may be redeemed, in whole or in part, at par beginning in October 2020 and are subject to mandatory redemption upon determination that the interest rate on the bonds would be included in the holders' gross income for federal tax purposes.

(e)
Includes LG&E's and KU's series of first mortgage bonds that were issued to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds.  The first mortgage bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds.  These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (c) above.  The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU.  The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate or a LIBOR index rate.

At December 31, 2013, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $321 million for LKE, comprised of $294 million and $27 million for LG&E and KU.  At December 31, 2013, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $604 million for LKE, comprised of $280 million and $324 million for LG&E and KU.

Several series of the tax-exempt revenue bonds are insured by monoline bond insurers whose ratings were reduced due to exposures relating to insurance of sub-prime mortgages.  Of the bonds outstanding, $231 million are in the form of insured auction rate securities ($135 million for LG&E and $96 million for KU), wherein interest rates are reset either weekly or every 35 days via an auction process.  Beginning in late 2007, the interest rates on these insured bonds began to increase due to investor concerns about the creditworthiness of the bond insurers.  During 2008, interest rates increased, and LG&E and KU experienced failed auctions when there were insufficient bids for the bonds.  When a failed auction occurs, the interest rate is set pursuant to a formula stipulated in the indenture.  As noted above, the instruments governing these auction rate bonds permit LG&E and KU to convert the bonds to other interest rate modes.

Certain variable rate tax-exempt revenue bonds totaling $348 million at December 31, 2013 ($120 million for LG&E and $228 million for KU), are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.
(f)
Includes £225 million ($368 million at December 31, 2013) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

(g)
The principal amount of the notes issued by WPD (South West) and WPD (East Midlands) is adjusted based on changes in a specified index, as detailed in the terms of the related indentures.  The adjustment to the principal amounts from 2012 to 2013 was an increase of approximately £12 million ($20 million) resulting from inflation.  In addition, this amount includes £225 million ($368 million at December 31, 2013) of notes issued by WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.

(h)
Includes £3.8 billion ($6.2 billion at December 31, 2013) of notes that may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's, S&P or Fitch) or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.

None of the outstanding debt securities noted above have sinking fund requirements.  The aggregate maturities of long-term debt for the periods 2014 through 2018 and thereafter are as follows.

		PPL
		Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

2014	$314	$304	$10
2015	1,304	304	100	$900	$250	$250
2016	814	354
2017	104	4
2018	653	403
Thereafter	17,746	1,178	2,214	3,685	1,109	1,851
Total	$20,935	$2,547	$2,324	$4,585	$1,359	$2,101

Long-term Debt and Equity Securities Activities

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

In March 2013, PPL Capital Funding issued $450 million of 5.90% Junior Subordinated Notes due 2073.  PPL Capital Funding received proceeds of $436 million, net of underwriting fees, which were loaned to or invested in affiliates of PPL Capital Funding and used to fund their capital expenditures and for other general corporate purposes.

In September and October 2013, WPD (East Midlands) issued £40 million and £25 million aggregate principal amount of 1.676% Index-linked Senior Notes due 2052, which equated to $64 million and $40 million at the time of issuance.  The proceeds were used to fund capital expenditures and for other general corporate purposes.

In October 2013, WPD (West Midlands) issued £400 million aggregate principal amount of 3.875% Senior Notes due 2024.  WPD (West Midlands) received proceeds of £394 million, which equated to $637 million at the time of issuance, net of a discount and underwriting fees.  The net proceeds will be used to fund capital expenditures and for other general corporate purposes.

In 2013, PPL repurchased 2.4 million shares of its common stock for $74 million to offset the 2013 issuances of common stock under stock-based compensation plans, ESOP and DRIP.  These repurchases were recorded as a reduction to "Additional paid-in capital" on the Balance Sheet.

(PPL and PPL Energy Supply)

In February 2013, PPL Energy Supply completed an offer to exchange up to all, but not less than a majority, of PPL Ironwood's 8.857% Senior Secured Bonds due 2025 (Ironwood Bonds), for newly issued PPL Energy Supply Senior Notes, Series 4.60% due 2021.  A total of $167 million aggregate principal amount of outstanding Ironwood Bonds was exchanged for $212 million aggregate principal amount of Senior Notes, Series 4.60% due 2021.  This transaction was accounted for as a modification of the existing debt; therefore, the amount of debt on the Balance Sheet remained at $167 million and will be accreted to $212 million over the life of the new Senior Notes.  No gain or loss was recorded and the exchange was considered non-cash activity that was excluded from the 2013 Statement of Cash Flows.

In July 2013, PPL Energy Supply repaid the entire $300 million principal amount of its 6.30% Senior Notes upon maturity.

In December 2013, the entire $284 million and $153 million principal amounts of the 8.05% and 8.30% Senior Notes were repaid upon maturity in connection with the Lower Mt. Bethel lease termination.  See Note 22 for additional information.

(PPL and PPL Electric)

In July 2013, PPL Electric issued $350 million of 4.75% First Mortgage Bonds due 2043.  PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which were used for capital expenditures, to fund pension obligations and for other general corporate purposes.

(PPL, LKE, LG&E and KU)

In November 2013, LG&E and KU each issued $250 million of 4.65% First Mortgage Bonds due 2043.  LG&E and KU each received proceeds of $246 million, net of discounts and underwriting fees, which were used for repayment of short-term debt, including commercial paper, for capital expenditures and for other general corporate purposes.

(PPL)

2010 Equity Units

During 2013, several events occurred related to the 2010 Equity Units.  In May 2013, PPL Capital Funding remarketed $1.150 billion of 4.625% Junior Subordinated Notes due 2018 that were originally issued in June 2010 as a component of PPL's 2010 Equity Units.  In connection with the remarketing, PPL Capital Funding issued $300 million of 2.04% Junior Subordinated Notes due 2016 and $850 million of 2.77% Junior Subordinated Notes due 2018, which were simultaneously exchanged for three tranches of Senior Notes:  $250 million of 1.90% Senior Notes due 2018, $600 million of 3.40% Senior Notes due 2023 and $300 million of 4.70% Senior Notes due 2043.  The transaction was accounted for as a debt extinguishment, resulting in a $10 million loss on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income.  The transaction was considered non-cash activity that was excluded from the 2013 Statement of Cash Flows.  Additionally, in July 2013, PPL issued 40 million shares of common stock at $28.73 per share to settle the 2010 Purchase Contracts.  PPL received net cash proceeds of $1.150 billion, which were used to repay short-term and long-term debt obligations and for other general corporate purposes.

2011 Equity Units

In April 2011, in connection with the acquisition of WPD Midlands, PPL issued 92 million shares of its common stock at a public offering price of $25.30 per share, for a total of $2.328 billion.  Proceeds from the issuance were $2.258 billion, net of the $70 million underwriting discount.  PPL also issued 19.55 million 2011 Equity Units at a stated amount per unit of $50.00 for a total of $978 million.  Proceeds from the issuance were $948 million, net of the $30 million underwriting discount.  PPL used the net proceeds to repay PPL Capital Funding's borrowings under the 2011 Bridge Facility, as discussed above, to pay certain acquisition-related fees and expenses and for general corporate purposes.

Each 2011 Equity Unit consists of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019 (2019 Notes).

Each 2011 Purchase Contract obligates the holder to purchase, and PPL to sell, for $50.00 a number of shares of PPL common stock to be determined by the average VWAP of PPL's common stock for the 20-trading day period ending on the third trading day prior to May 1, 2014, subject to antidilution adjustments and an early settlement upon a Fundamental Change as follows:

•	if the average VWAP equals or exceeds approximately $30.99, then 1.6133 shares (a minimum of 31,540,015 shares);
•	if the average VWAP is less than approximately $30.99 but greater than $25.30, a number of shares of common stock having a value, based on the average VWAP, equal to $50.00; and
•	if the average VWAP is less than or equal to $25.30, then 1.9763 shares (a maximum of 38,636,665 shares).

If holders elect to settle the 2011 Purchase Contract prior to May 1, 2014, they will receive 1.6133 shares of PPL common stock, subject to antidilution adjustments and an early settlement upon a Fundamental Change.  In addition to the maximum shares noted above, up to 1.2 million shares could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.

A holder's ownership interest in the 2019 Notes is pledged to PPL to secure the holder's obligation under the related 2011 Purchase Contract.  If a holder of a 2011 Purchase Contract chooses at any time no longer to be a holder of the 2019 Notes, such holder's obligation under the 2011 Purchase Contract must be secured by a U.S. Treasury security.

Each 2011 Purchase Contract also requires PPL to make quarterly contract adjustment payments at a rate of 4.43% per year on the $50.00 stated amount of the 2011 Equity Unit.  PPL has the option to defer these contract adjustment payments until the 2011 Purchase Contract settlement date.  Deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 8.75% per year until paid.  Until any deferred contract adjustment payments have been paid, PPL may not declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, subject to certain exceptions.

The 2019 Notes are fully and unconditionally guaranteed by PPL as to payment of principal and interest.  The 2019 Notes initially bear interest at 4.32% and are not subject to redemption prior to May 2016.  Beginning May 2016, PPL Capital Funding may, at its option, redeem the 2019 Notes, in whole but not in part, at any time, at par plus accrued and unpaid interest.  The 2019 Notes are expected to be remarketed in 2014 into two tranches, such that neither tranche will have an aggregate principal amount of less than the lesser of $250 million and 50% of the aggregate principal amount of the 2019 Notes to be remarketed.  One tranche will mature on or about the third anniversary of the settlement of the remarketing, and the other tranche will mature on or about the fifth anniversary of such settlement.  Upon a successful remarketing, the interest rate on the 2019 Notes may be reset and the maturity of the tranches may be modified as necessary.  In connection with a remarketing, PPL Capital Funding may elect with respect to each tranche, to extend or eliminate the early redemption date and/or calculate interest on the notes of a tranche on a fixed or floating rate basis.  If the remarketing fails, holders of the 2019 Notes will have the right to put their notes to PPL Capital Funding on May 1, 2014 for an amount equal to the principal amount plus accrued interest.  In January 2014, PPL Capital Funding elected to conduct an optional remarketing of the 2019 Notes that will occur between January 30, 2014 and April 15, 2014.

Prior to May 2016, PPL Capital Funding may elect at one or more times to defer interest payments on the 2019 Notes for one or more consecutive interest periods until the earlier of the third anniversary of the interest payment due date and May 2016.  Deferred interest payments will accrue additional interest at a rate equal to the interest rate then applicable to the 2019 Notes.  Until any deferred interest payments have been paid, PPL may not, subject to certain exceptions, (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, (ii) make any payment of principal of, or interest or premium, if any, on, or repay, purchase or redeem any of its debt securities that upon liquidation ranks equal with, or junior in interest to, the subordinated guarantee of the 2019 Notes by PPL as of the date of issuance and (iii) make any payments regarding any guarantee by PPL of securities of any of its subsidiaries (other than PPL Capital Funding) if the guarantee ranks equal with, or junior in interest to, the 2019 Notes as of the date of their issuance.

In the financial statements, the proceeds from the sale of the 2011 Equity Units were allocated to the 2019 Notes and the 2011 Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance.  As a result, the 2019 Notes were recorded at $978 million, which approximated fair value, as long-term debt.  At the time of issuance, the present value of the contract adjustment payments of $123 million was recorded to other liabilities representing the obligation to make contract adjustment payments, with an offsetting reduction to additional paid-in capital for the issuance of the 2011 Purchase Contracts, which approximated the fair value of each.  The liability is being accreted through interest expense over the three-year term of the 2011 Purchase Contracts.  The initial valuation of the contract adjustment payments is considered a non-cash transaction that was excluded from the Statement of Cash Flows in 2011.  See Note 4 for EPS considerations related to the 2011 Purchase Contracts.

Legal Separateness (All Registrants)

The subsidiaries of PPL are separate legal entities.  PPL's subsidiaries are not liable for the debts of PPL.  Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation.  Similarly, PPL is not liable for the debts of its subsidiaries, nor are its subsidiaries liable for the debts of one another.  Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL or its other subsidiaries absent a specific contractual undertaking by PPL or its other subsidiaries to pay the creditors or as required by applicable law or regulation.

Similarly, the subsidiaries of PPL Energy Supply, PPL Electric and LKE are each separate legal entities.  These subsidiaries are not liable for the debts of PPL Energy Supply, PPL Electric and LKE.  Accordingly, creditors of PPL Energy Supply, PPL Electric and LKE may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation.  Similarly, PPL Energy Supply, PPL Electric and LKE are not liable for the debts of their subsidiaries, nor are their subsidiaries liable for the debts of one another.  Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply, PPL Electric and LKE (or their other subsidiaries) absent a specific contractual undertaking by that parent or other subsidiary to pay such creditors or as required by applicable law or regulation.

Distributions, Capital Contributions and Related Restrictions

(PPL)

In November 2013, PPL declared its quarterly common stock dividend, payable January 2, 2014, at 36.75 cents per share (equivalent to $1.47 per annum).  In February 2014, PPL declared its quarterly common stock dividend, payable April 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073.  Subject to certain exceptions, PPL may not declare or pay any dividend or distribution on its capital stock until any deferred interest payments on its 4.32% Junior Subordinated Notes due 2019 have been paid and deferred contract adjustment payments on PPL's 2011 Purchase Contracts have been paid.  At December 31, 2013, no payments were deferred on any series of junior subordinated notes or the 2011 Purchase Contracts.

(All Registrants except PPL Energy Supply)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders.  The net assets of certain PPL subsidiaries are subject to legal restrictions.  LKE primarily relies on dividends from its subsidiaries to fund its dividends to PPL.  LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account."  The meaning of this limitation has never been clarified under the Federal Power Act.  LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes.  In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for the acquisition of LKE by PPL.  In May 2012, FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization.  Accordingly, at December 31, 2013, net assets of $2.5 billion ($1.0 billion for LG&E and $1.5 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $2.5 billion ($1.0 billion for LG&E and $1.5 billion for KU) were available for payment of dividends to LKE.  LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement.  In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC.  There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric.  However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

(PPL)

WPD subsidiaries have financing arrangements that limit their ability to pay dividends.  However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(All Registrants except PPL)

The following distributions and capital contributions occurred in 2013:

	PPL Energy	PPL
	Supply	Electric	LKE	LG&E	KU

Dividends/distributions paid to parent/member	$408	$127	$254	$99	$124
Capital contributions received from parent/member	1,577	205	243	86	157
8.  Acquisitions, Development and Divestitures

(All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.  See Note 9 for information on discontinued operations.  See Note 10 for information on completed acquisitions.

Development

(PPL, LKE, LG&E and KU)

Cane Run Unit 7 Construction

In September 2011, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to build Cane Run Unit 7.  In May 2012, the KPSC issued an order approving the request.  LG&E will own a 22% undivided interest, and KU will own a 78% undivided interest in the new NGCC generating unit.  A formal request for recovery of the costs associated with the construction was not included in the CPCN application but certain Cane Run Unit 7 construction work in progress has been included in base rates and the remaining capital costs are expected to be included in future rate proceedings.  LG&E and KU commenced preliminary construction activities in the third quarter of 2012 and project construction is expected to be completed by May 2015.  The project, which includes building a natural gas supply pipeline and related transmission projects, has an estimated cost of approximately $600 million.

In conjunction with this construction and to meet new, more stringent EPA regulations with a 2015 compliance date, LG&E and KU anticipate retiring five older coal-fired electric generating units at the Cane Run and Green River plants, which have a combined summer capacity rating of 724 MW.  In addition, KU retired a 12 MW unit at the Haefling plant in December 2013 and the remaining 71 MW unit at the Tyrone plant in February 2013.  There were no significant gains or losses related to the 2013 retirements.

Future Capacity Needs

In January 2014, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to construct a NGCC unit at KU's Green River generating site (Green River Unit 5) and a solar generating facility at the E. W. Brown generating site.  Subject to finalizing details, regulatory applications, permitting and construction schedules, Green River Unit 5 is expected to have approximately 700 MW of capacity at an estimated cost of $700 million and is planned to be operational in 2018.  Green River Unit 5 will be jointly owned by LG&E and KU, with LG&E owning a 40% undivided interest and KU owning a 60% undivided interest.  The solar generating facility is expected to have approximately 10 MW of capacity at an estimated cost of $36 million and is planned to be operational in 2016.  The solar generating facility will be jointly owned by LG&E and KU, with LG&E owning a 36% undivided interest and KU owning a 64% undivided interest.

(PPL and PPL Energy Supply)

Hydroelectric Expansion Projects

In 2009, in light of the availability of tax incentives and potential federal loan guarantees for renewable projects contained in the Economic Stimulus Package, PPL Energy Supply filed an application with the FERC to expand capacity at its Holtwood and Rainbow hydroelectric facilities, which the FERC approved.  In the first quarter of 2013, the Rainbow hydroelectric redevelopment project in Great Falls, Montana, which increased total capacity to 63 MW, was placed in service.  In the fourth quarter of 2013, the 125 MW Holtwood project was placed in service.

PPL Energy Supply believes that the projects are eligible for either investment tax credits or Section 1603 Treasury grants.  As of December 31, 2013, PPL Energy Supply had recognized investment tax credits for both projects and continued to evaluate the desirability of obtaining Treasury grants in lieu of the investment tax credits.

As of December 31, 2013, PPL Energy Supply had recorded cumulative deferred investment tax credits of $60 million and $117 million for the Rainbow and Holtwood hydroelectric facilities.  The credits reduced PPL Energy Supply's tax liability and are amortized over the life of the related assets.

In January 2014, the U.S. Department of Treasury awarded $56 million for Specified Energy Property in Lieu of Tax Credits for the Rainbow project.  PPL Energy Supply has accepted and will account for the receipt of the $56 million grant in 2014.  PPL Energy Supply is required to recapture $60 million of investment tax credits previously recorded related to the Rainbow project as a result of the grant receipt.  The accounting for the grant receipt and recapture of investment tax credits is not expected to have a significant impact on the financial statements in 2014.

Bell Bend COLA

In 2008, a PPL Energy Supply subsidiary, PPL Bell Bend, LLC (PPL Bell Bend) submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.

In 2008, PPL Bell Bend submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE.  In February 2014, the DOE announced the first loan guarantee for a nuclear project in Georgia.  Eight of the ten applicants that submitted Part II applications remain active in the DOE program; however, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than three projects.  PPL Bell Bend submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

The NRC continues to review the COLA.  PPL Bell Bend does not expect to complete the COLA review process with the NRC prior to 2016.  PPL Bell Bend has made no decision to proceed with construction and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL Bell Bend does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL Bell Bend is currently authorized to spend up to $224 million on the COLA and other permitting costs necessary for construction, which is expected to be sufficient to fund the project through receipt of the license.  At December 31, 2013 and December 31, 2012, $173 million and $154 million of costs, which includes capitalized interest, associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL Bell Bend believes that the estimated fair value of the COLA currently exceeds the costs expected to be capitalized associated with the licensing application.

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland

In 2007, PJM directed the construction of a new 150-mile, 500-kV transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid.  PJM determined that the line was needed to prevent potential overloads that could occur on several existing transmission lines in the interconnected PJM system.  PJM directed PPL Electric to construct the Pennsylvania portion of the Susquehanna-Roseland line and Public Service Electric & Gas Company to construct the New Jersey portion of the line.

Construction activities have been underway on the 101-mile route in Pennsylvania since 2012.  The line is expected to be completed before the peak summer demand period of 2015.  At December 31, 2013, PPL Electric's estimated share of the project cost was $630 million.  At December 31, 2013, $377 million of costs were capitalized and are included on the Balance Sheet primarily in "Construction work in progress."

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile 230 kV transmission line that includes three new substations and upgrades to adjacent facilities).  The FERC granted the incentive for inclusion in rate base of all prudently incurred construction work in progress (CWIP) costs but denied the requested incentive for a 100 basis point adder to the return on equity.  The order required a follow-up compliance filing from PPL Electric to ensure proper accounting treatment of AFUDC and CWIP for the project, which PPL Electric submitted to the FERC in March 2013 and the FERC subsequently approved in April 2013.

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project.  A number of parties protested the application, which was subsequently  assigned to an Administrative Law Judge (ALJ).  Evidentiary hearings were held in July 2013.  In October 2013, the ALJ concluded that PPL met its burden on all issues, and recommended that the PUC approve the siting application, two zoning petitions, and the remaining eminent domain applications.  On January 9, 2014, the PUC issued a Final Order approving the Application.  No party has filed an appeal of the PUC's decision and the deadline for such appeals has passed.  PPL Electric expects the project to be completed in 2017.  At December 31, 2013, PPL Electric's estimated cost of the project was $335 million, most of which qualifies for the CWIP incentive treatment.

Other (PPL and PPL Energy Supply)

Montana Transactions

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern its hydroelectric generating facilities located in Montana with a generation capacity of 633 MW for $900 million in cash, subject to certain adjustments.  The sale, which is not expected to close before the second half of 2014, includes 11 hydroelectric power facilities and related assets.  The sale is subject to closing conditions, including receipt of regulatory approvals by the FERC and the Montana Public Service Commission and certain third-party consents.  Due to the uncertainties related to certain of these conditions as of December 31, 2013, the sale did not meet the applicable accounting criteria for the assets and liabilities included in the transaction to be classified as held for sale on the balance sheet.

To facilitate the sale, on December 20, 2013, PPL Montana terminated its operating lease arrangement related to partial interests in Units 1, 2 and 3 of the Colstrip coal-fired electric generating facility and acquired those interests, collectively, for $271 million.  At lease termination, the existing lease-related assets on the balance sheet consisting primarily of prepaid rent and leasehold improvements were written-off and the acquired Colstrip assets were recorded at fair value as of the acquisition date.  PPL and PPL Energy Supply recorded a charge of $697 million ($413 million after-tax) for the termination of the lease included in "Loss on lease termination" on the 2013 Statements of Income.  The $271 million payment is reflected in "Cash Flows from Operating Activities" on the 2013 Statements of Cash Flow.

9.  Discontinued Operations

Sale of Certain Non-core Generation Facilities (PPL and PPL Energy Supply)

In 2011, PPL Energy Supply subsidiaries completed the sale of their ownership interests in certain non-core generation facilities, which were included in the Supply segment, for $381 million.  The transaction included the natural gas-fired facilities in Wallingford, Connecticut and University Park, Illinois and an equity interest in Safe Harbor Water Power Corporation, which owns a hydroelectric facility in Conestoga, Pennsylvania.  There was no significant impact on earnings in 2011 from the operation of this business or as a result of the sale.

Distribution of Membership Interest in PPL Global to Parent (PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its entire membership interest in PPL Global to its parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011, and no gains or losses were recognized on the distribution.

The amount of cash and cash equivalents of PPL Global at the time of the distribution was reflected as a financing activity in the 2011 Statement of Cash Flows.

10.  Business Acquisitions

Ironwood Acquisition (PPL and PPL Energy Supply)

On April 13, 2012, an indirect, wholly owned subsidiary of PPL Energy Supply completed the acquisition of all of the equity interests of two subsidiaries of The AES Corporation, AES Ironwood, L.L.C. (subsequently renamed PPL Ironwood, LLC) and AES Prescott, L.L.C. (subsequently renamed PPL Prescott, LLC), which together own and operate, the Ironwood Facility.  The Ironwood Facility began operation in 2001 and, since 2008, PPL EnergyPlus has supplied natural gas for the facility and received the facility's full electricity output and capacity value pursuant to a tolling agreement that expires in 2021.  The acquisition provides PPL Energy Supply, through its subsidiaries, operational control of additional combined-cycle gas generation in PJM.

The fair value of the consideration paid for this acquisition was as follows.

Aggregate enterprise consideration	$326
Less: Fair value of long-term debt outstanding assumed through consolidation (a)	258
Plus: Restricted cash debt service reserves	17
Cash consideration paid for equity interests (including working capital adjustments)	$85

(a)
The long-term debt assumed through consolidation consisted of $226 million aggregate principal amount of 8.857% senior secured bonds to be fully repaid by December 31, 2025, plus $8 million of debt service reserve loans, and a $24 million fair value adjustment.  See Note 7 for information on the February 2013 exchange of a portion of long-term debt assumed through consolidation.

Purchase Price Allocation

The following table summarizes the allocation of the purchase price to the fair value of the major classes of assets acquired and liabilities assumed through consolidation, and the effective settlement of the tolling agreement through consolidation.

PP&E	$505
Long-term debt (current and noncurrent) (a)	(258)
Tolling agreement (b)	(170)
Other net assets (a)	8
Net identifiable assets acquired	$85

(a)	Represents non-cash activity excluded from the 2012 Statement of Cash Flows.
(b)
Prior to the acquisition, PPL EnergyPlus had recorded primarily an intangible asset, which represented its rights to and the related accounting for the tolling agreement with PPL Ironwood, LLC.  On the acquisition date, PPL Ironwood, LLC recorded a liability, recognized at fair value, for its obligation to PPL EnergyPlus.  The tolling agreement assets of PPL EnergyPlus and the tolling agreement liability of PPL Ironwood, LLC eliminate in consolidation for PPL and PPL Energy Supply as a result of the acquisition, and therefore the agreement is considered effectively settled.  The difference between the tolling agreement assets and liability resulted in an insignificant loss on the effective settlement of the agreement.

Acquisition of WPD Midlands (PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  The consideration for the acquisition consisted of cash of $5.8 billion, including the repayment of $1.7 billion of affiliate indebtedness owed to subsidiaries of E.ON AG, and approximately $800 million of long-term debt assumed through consolidation.  WPD Midlands operates two regulated distribution networks that serve 5 million end-users in the Midlands area of England.  The acquisition increased the regulated portion of PPL's business and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  Further, since the service territories of WPD (South Wales), WPD (South West) and WPD Midlands are contiguous, cost savings, efficiencies and other benefits have been achieved from the combined operations of these entities.

The fair value of the consideration paid for this acquisition was as follows (in billions).

Aggregate enterprise consideration	$6.6
Less: Fair value of long-term debt outstanding assumed through consolidation	0.8
Total cash consideration paid	5.8
Less: Funds used to repay pre-acquisition affiliate indebtedness	1.7
Cash consideration paid for Central Networks' outstanding ordinary share capital	$4.1

The total cash consideration paid was primarily funded by borrowings under the 2011 Bridge Facility on the date of acquisition.  Subsequently, PPL repaid those borrowings in 2011 using proceeds from the permanent financing, including issuances of common stock and 2011 Equity Units, as well as proceeds from the issuance of debt by PPL WEM, WPD (East Midlands) and WPD (West Midlands).  See Note 7 for additional information.

Purchase Price Allocation

The following table summarizes (in billions) the allocation of the purchase price to the fair value of the major classes of assets acquired and liabilities assumed.

Current assets (a)	$0.2
PP&E	4.9
Intangible assets	0.1
Other noncurrent assets	0.1
Current liabilities (b)	(0.4)
PPL WEM affiliate indebtedness	(1.7)
Long-term debt (current and noncurrent) (b)	(0.8)
Other noncurrent liabilities (b)	(0.7)
Net identifiable assets acquired	1.7
Goodwill	2.4
Net assets acquired	$4.1

(a)	Includes gross contractual amount of the accounts receivable acquired of $122 million, which approximates fair value.
(b)	Represents non-cash activity excluded from the 2011 Statement of Cash Flows.

The purchase price allocation resulted in goodwill of $2.4 billion that was assigned to the U.K. Regulated segment.  The goodwill is attributable to the expected continued growth of a rate-regulated business with a defined service area operating under a constructive regulatory framework, expected cost savings, efficiencies and other benefits resulting from a contiguous service area with WPD (South West) and WPD (South Wales), as well as the ability to leverage WPD (South West)'s and WPD (South Wales)'s existing management team's high level of performance in capital cost efficiency, system reliability and customer service.  The goodwill is not deductible for U.K. income tax purposes.

Separation Benefits - U.K. Regulated Segment

In connection with the 2011 acquisition, PPL completed a reorganization designed to transition WPD Midlands from a functional operating structure to a regional operating structure requiring a smaller combined support structure, reducing duplication and implementing more efficient procedures.  As a result of the reorganization, 729 employees of WPD Midlands were terminated.

The separation benefits, before income taxes, associated with the reorganization were as follows.

Severance compensation	$61
Early retirement deficiency costs (ERDC) under applicable pension plans	46
Outplacement services	1
Total separation benefits	$108

In connection with the reorganization, WPD Midlands recorded $93 million of the total expected separation benefits in 2011, of which $48 million related to severance compensation and $45 million related to ERDC.  WPD Midlands recorded an additional $15 million of total separation benefits in 2012, of which $13 million related to severance compensation and $2 million related to ERDC.  The accrued severance compensation is reflected in "Other current liabilities" and the ERDC reduced "Other noncurrent assets" on the Balance Sheets.  All separation benefits are included in "Other operation and maintenance" on the Statements of Income.

The changes in the carrying amounts of accrued severance were as follows.

		2012	2011
Accrued severance at beginning of period		$21
Severance compensation		13	$48
Severance paid		(34)	(27)
Accrued severance at end of period	$		$21

In addition to the reorganization costs noted above, an additional $9 million was recorded in 2011 for ERDC payable under applicable pension plans and severance compensation for certain employees who separated from the WPD Midlands companies, but were not part of the reorganization.  These separation benefits are also included in "Other operation and maintenance" on the Statement of Income.

Other

WPD Midlands 2011 financial results included in PPL's Statement of Income and included in the U.K. Regulated segment were as follows.

Operating Revenues	$790
Net Income Attributable to PPL Shareowners	137

Pro forma Information

The pro forma financial information, which includes WPD Midlands as if the acquisition had occurred January 1, 2010, is as follows.

2011

Operating Revenues - PPL consolidated pro forma (unaudited)	$13,140
Net Income Attributable to PPL Shareowners - PPL consolidated pro forma (unaudited)	1,800

The pro forma financial information presented above has been derived from the historical combined financial statements of WPD Midlands, which was acquired on April 1, 2011.  Income (loss) from discontinued operations (net of income taxes), which was not significant for 2011, was excluded from the pro forma amounts above.

The pro forma financial information presented above includes adjustments to depreciation, net periodic pension costs, interest expense and the related income tax effects to reflect the impact of the acquisition.  The pre-tax nonrecurring credits (expenses) presented in the following table were directly attributable to the acquisition and adjustments were included in the calculation of pro forma operating revenue and net income to remove the effect of these nonrecurring items and the related income tax effects.

	Income Statement
	Line Item	2011

WPD Midlands acquisition
2011 Bridge Facility costs (a)	Interest Expense	$(44)
Foreign currency loss on 2011 Bridge Facility (b)	Other Income (Expense) - net	(57)
Net hedge gains associated with the 2011 Bridge Facility (c)	Other Income (Expense) - net	55
Hedge ineffectiveness (d)	Interest Expense	(12)
U.K. stamp duty tax (e)	Other Income (Expense) - net	(21)
Separation benefits (f)	Other operation and maintenance	(102)
Other acquisition-related adjustments	(g)	(77)

(a)	The 2011 Bridge Facility costs, primarily commitment and structuring fees, were incurred to establish a bridge facility for purposes of funding the WPD Midlands acquisition purchase price.
(b)
The 2011 Bridge Facility was denominated in GBP.  The amount includes a $42 million foreign currency loss on PPL Capital Funding's repayment of its 2011 Bridge Facility borrowing and a $15 million foreign currency loss associated with proceeds received on the U.S. dollar-denominated senior notes issued by PPL WEM in April 2011 that were used to repay a portion of PPL WEM's borrowing under the 2011 Bridge Facility.

(c)
The repayment of borrowings on the 2011 Bridge Facility was economically hedged to mitigate the effects of changes in foreign currency exchange rates with forward contracts to purchase GBP, which resulted in net hedge gains.

(d)
The hedge ineffectiveness includes a combination of ineffectiveness associated with closed out interest rate swaps and a charge recorded as a result of certain interest rate swaps failing hedge effectiveness testing, both associated with the acquisition financing.

(e)	The U.K. stamp duty tax represents a tax on the transfer of ownership of property in the U.K. incurred in connection with the acquisition.
(f)	See "Separation Benefits - U.K. Regulated Segment" above.
(g)
Primarily includes acquisition-related advisory, accounting and legal fees recorded in "Other Income (Expense) - net" and contract termination costs, rebranding costs and relocation costs recorded in "Other operation and maintenance."

11.  Leases

Lessee Transactions

(PPL and PPL Energy Supply)

Kerr Dam

Under the Kerr Hydroelectric Project No. 5 joint operating license issued by the FERC, PPL Montana is responsible to make payments to the Confederated Salish and Kootenai Tribes of the Flathead Nation for the use of certain of their tribal lands in connection with the operation of Kerr Dam.  This payment arrangement, subject to escalation based upon inflation, extends until the end of the license term in 2035.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project, at a conveyance price to be determined in accordance with the provisions in the FERC license.  Exercise of the option by the tribes would result in the termination of this payment arrangement obligation for PPL Montana.  The payment arrangement has been treated as an operating lease for accounting purposes.  In February 2013, the parties to the license submitted the issue of the appropriate amount of the conveyance price to arbitration.  Arbitration was held before an American Arbitration Association panel in January 2014, and a decision is to be issued on or before March 5, 2014.  On January 29, 2014, the arbitration panel issued a partial award of tangible asset portions of the conveyance price in the amount of $17 million to PPL Montana, reserving decision on the proposed inclusion of approximately $32 million of environmental mitigation costs until a final award is made in March.

(All registrants except PPL Electric)

Other Leases

PPL and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land, gas storage and other equipment.

Rent - Operating Leases

Rent expense for the years ended December 31 for operating leases was as follows:

	2013	2012	2011

PPL	$111	$116	$109
PPL Energy Supply	55	62	84
LKE	18	18	18
LG&E	7	7	7
KU	10	10	10

Total future minimum rental payments for all operating leases are estimated to be:

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

2014	$59	$31	$16	$6	$10
2015	47	25	13	5	8
2016	23	11	9	4	5
2017	18	10	6	2	4
2018	12	3	6	2	3
Thereafter	42	3	29	12	15
Total	$201	$83	$79	$31	$45

12.  Stock-Based Compensation

(All Registrants except LG&E and KU)

In 2012, shareowners approved the PPL SIP.  This new equity plan replaces the PPL ICP and incorporates the following changes:

•	Eliminates the potential to pay dividend equivalents on stock options.

•
Eliminates the automatic lapse of restrictions on all equity awards in the event of a "potential" change in control and requires that a termination of employment occur in the event of a change in control before restrictions lapse.

•	Changes the treatment of outstanding stock options upon retirement to limit the exercise period to the earlier of the end of the term (ten years from grant) or five years after retirement.

To further align the executives' interests with those of PPL shareowners, this plan provides that each restricted stock unit entitles the executive to accrue additional restricted stock units equal to the amount of quarterly dividends paid on PPL stock.  These additional restricted stock units would be deferred and payable in shares of PPL common stock at the end of the restriction period.  Dividend equivalents on restricted stock unit awards granted under the ICP and ICPKE are currently paid in cash when dividends are declared by PPL.

Under the ICP, SIP and the ICPKE (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Energy Supply, PPL Electric, LKE and other affiliated companies.  Awards under the Plans are made by the Compensation, Governance and Nominating Committee (CGNC) of the PPL Board of Directors, in the case of the ICP and SIP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.

The following table details the award limits under each of the plans.

		Annual Grant Limit		Annual Grant Limit
		Total As % of		For Individual Participants -
	Total Plan	Outstanding	Annual Grant	Performance Based Awards
	Award	PPL Common Stock	Limit	For awards	For awards
	Limit	On First Day of	Options	denominated in	denominated in
Plan	(Shares)	Each Calendar Year	(Shares)	shares (Shares)	cash (in dollars)

ICP (a)	15,769,431	2%	3,000,000
SIP	10,000,000		2,000,000	750,000	$15,000,000
ICPKE	14,199,796	2%	3,000,000

(a)	Applicable to outstanding awards granted from January 27, 2006 to January 26, 2012. During 2012, the total plan award limit was reached and the ICP was replaced by the SIP.

Any portion of these awards that has not been granted may be carried over and used in any subsequent year.  If any award lapses, is forfeited or the rights of the participant terminate, the shares of PPL common stock underlying such an award are again available for grant.  Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock and Restricted Stock Units

Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights.  Restricted stock awards are granted as a retention award for select key executives and vest when the recipient reaches a certain age or meets service or other criteria set forth in the executive's restricted stock award agreement.  The shares are subject to forfeiture or accelerated payout under plan provisions for termination, retirement, disability and death of employees.  Restricted shares vest fully, in certain situations, as defined by each of the Plans.

The Plans allow for the grant of restricted stock units.  Restricted stock units are awards based on the fair value of PPL common stock on the date of grant.  Actual PPL common shares will be issued upon completion of a vesting period, generally three years.

The fair value of restricted stock and restricted stock units granted is recognized on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility.  The fair value of restricted stock and restricted stock units granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant.  Recipients of restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited.  Restricted stock and restricted stock units are subject to forfeiture or accelerated payout under the plan provisions for termination, retirement, disability and death of employees.  Restricted stock and restricted stock units vest fully, in certain situations, as defined by each of the Plans.

The weighted-average grant date fair value of restricted stock and restricted stock units granted was:

	2013	2012	2011

PPL	$30.30	$28.35	$25.25
PPL Energy Supply	30.42	28.29	25.14
PPL Electric	30.55	28.51	25.09
LKE	30.00	28.34

Restricted stock and restricted stock unit activity for 2013 was:

		Weighted-
		Average
	Restricted	Grant Date Fair
	Shares/Units	Value Per Share
PPL
Nonvested, beginning of period	2,503,770	$27.73
Granted	1,307,951	30.30
Vested	(638,421)	29.19
Forfeited	(32,700)	28.61
Nonvested, end of period	3,140,600	28.50

PPL Energy Supply
Nonvested, beginning of period	1,060,686	$27.95
Transferred	3,820	27.31
Granted	527,440	30.42
Vested	(236,382)	29.10
Forfeited	(12,160)	29.04
Nonvested, end of period	1,343,404	28.71

PPL Electric
Nonvested, beginning of period	261,228	$27.30
Transferred	(5,810)	27.48
Granted	108,990	30.55
Vested	(94,008)	28.41
Forfeited	(4,850)	28.61
Nonvested, end of period	265,550	28.22

		Weighted-
		Average
	Restricted	Grant Date Fair
	Shares/Units	Value Per Share
LKE
Nonvested, beginning of period	139,640	$28.34
Granted	127,293	30.00
Vested	(35,380)	28.87
Nonvested, end of period	231,553	29.17

Substantially all restricted stock and restricted stock unit awards are expected to vest.

The total fair value of restricted stock and restricted stock units vesting for the years ended December 31 was:

	2013	2012	2011

PPL	$19	$27	$19
PPL Energy Supply	7	6	6
PPL Electric	3	2	2
LKE	1	4	1

Performance Units

Performance units are intended to encourage and reward future corporate performance.  Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal.  Performance is determined based on total shareowner return during a three-year performance period.  At the end of the period, payout is determined by comparing PPL's performance to the total shareowner return of the companies included in an index group, in the case of the 2011 awards, the S&P 500 Electric Utilities Index, and in the case of the 2012 and 2013 awards, the Philadelphia Stock Exchange Utility Index.  Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each years' awards are measured.  Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold.  Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved.  Under the plan provisions, performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee, in which case the total performance units remain outstanding and are eligible for vesting through the conclusion of the performance period.  The fair value of performance units granted is recognized as compensation expense on a straight-line basis over the three-year performance period.  Performance units vest on a pro rata basis, in certain situations, as defined by each of the Plans.

The fair value of each performance unit granted was estimated using a Monte Carlo pricing model that considers stock beta, a risk-free interest rate, expected stock volatility and expected life.  The stock beta was calculated comparing the risk of the individual securities to the average risk of the companies in the index group.  The risk-free interest rate reflects the yield on a U.S. Treasury bond commensurate with the expected life of the performance unit.  Volatility over the expected term of the performance unit is calculated using daily stock price observations for PPL and all companies in the index group and is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL and the companies in the index group.  Beginning in 2011, PPL began using a mix of historic and implied volatility in response to the significant changes in its business model, moving from a primarily unregulated to a primarily regulated business model, as a result of the acquisitions of LKE and WPD Midlands.

The weighted-average assumptions used in the model were:

	2013	2012	2011

Risk-free interest rate	0.36%	0.30%	1.00%
Expected stock volatility	15.50%	19.30%	23.40%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of performance units granted was:

	2013	2012	2011

PPL	$34.15	$31.41	$29.67
PPL Energy Supply	34.29	31.40	29.68
PPL Electric	33.97	31.37	29.57
LKE	33.84	31.30	29.20

Performance unit activity for 2013 was:

		Weighted-
		Average Grant
	Performance	Date Fair Value
	Units	Per Share
PPL
Nonvested, beginning of period	594,203	$31.14
Granted	348,495	34.15
Forfeited	(149,499)	32.63
Nonvested, end of period	793,199	32.19

PPL Energy Supply
Nonvested, beginning of period	124,189	$31.26
Granted	74,614	34.29
Forfeited	(28,194)	33.47
Nonvested, end of period	170,609	32.22

PPL Electric
Nonvested, beginning of period	26,083	$31.10
Granted	18,666	33.97
Forfeited	(6,539)	32.78
Nonvested, end of period	38,210	32.22

LKE
Nonvested, beginning of period	82,750	$30.62
Granted	49,540	33.84
Forfeited	(2,660)	29.17
Nonvested, end of period	129,630	31.88

Stock Options

Under the Plans, stock options may be granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant.  Options outstanding at December 31, 2013, become exercisable in equal installments over a three-year service period beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary.  The CGNC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant.  All options expire no later than ten years from the grant date.  The options become exercisable immediately in certain situations, as defined by each of the Plans.  The fair value of options granted is recognized as compensation expense on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility.  The fair value of options granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant.

The fair value of each option granted is estimated using a Black-Scholes option-pricing model.  PPL uses a risk-free interest rate, expected option life, expected volatility and dividend yield to value its stock options.  The risk-free interest rate reflects the yield for a U.S. Treasury Strip available on the date of grant with constant rate maturity approximating the option's expected life.  Expected life is calculated based on historical exercise behavior.  Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods.  Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.  Beginning in 2011, PPL began using a mix of historic and implied volatility in response to the significant changes in its business model, moving from a primarily unregulated to a primarily regulated business model, as a result of the acquisitions of LKE and WPD Midlands.  The dividend yield is based on several factors, including PPL's most recent dividend payment, as of the grant date and the forecasted stock price.  The assumptions used in the model were:

	2013	2012	2011

Risk-free interest rate	1.15%	1.13%	2.34%
Expected option life	6.48 years	6.17 years	5.71 years
Expected stock volatility	18.50%	20.60%	21.60%
Dividend yield	5.00%	5.00%	5.93%

The weighted-average grant date fair value of options granted was:

	2013	2012	2011

PPL	$2.18	$2.48	$2.47
PPL Energy Supply	2.19	2.51	2.47
PPL Electric	2.19	2.50	2.47
LKE	2.18	2.51	2.47

Stock option activity for 2013 was:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Total Intrinsic
	of Options	Price Per Share	Term (years)	Value
PPL
Outstanding at beginning of period	9,134,545	$30.36
Granted	3,383,630	29.56
Exercised	(1,136,693)	27.13
Outstanding at end of period	11,381,482	30.45	6.6	$15
Options exercisable at end of period	6,415,615	31.66	5.0	8

PPL Energy Supply
Outstanding at beginning of period	2,265,123	$30.45
Transferred	88,546	25.67
Granted	713,030	29.66
Exercised	(221,363)	25.76
Outstanding at end of period	2,845,336	30.47	6.2	$4
Options exercisable at end of period	1,747,842	31.48	4.6	2

PPL Electric
Outstanding at beginning of period	340,530	$30.35
Granted	191,670	29.49
Outstanding at end of period	532,200	30.04	7.1	$1
Options exercisable at end of period	260,950	31.24	5.5

LKE
Outstanding at beginning of period	634,847	$27.11
Granted	501,950	29.51
Exercised	(139,641)	26.87
Outstanding at end of period	997,156	28.35	8.4	$2
Options exercisable at end of period	250,682	27.22	7.7	1

PPL received $31 million in cash from stock options exercised in 2013.  The related tax savings were not significant for 2013.  Substantially all stock option awards are expected to vest.

The total intrinsic value of stock options exercised for 2013 was $6 million and was not significant for 2012 and 2011.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards was as follows:

	2013	2012	2011

PPL	$52	$49	$36
PPL Energy Supply	27	23	16
PPL Electric	10	11	8
LKE	8	8	5

The income tax benefit related to above compensation expense was as follows:

	2013	2012	2011

PPL	$22	$20	$15
PPL Energy Supply	11	10	6
PPL Electric	4	4	3
LKE	3	4	2

The income tax benefit PPL realized from stock-based awards vested or exercised for 2013 was not significant.

At December 31, 2013, unrecognized compensation expense related to nonvested restricted stock, restricted stock units, performance units and stock option awards was:

		Weighted-
	Unrecognized	Average
	Compensation	Period for
	Expense	Recognition

PPL	$33	1.9 years
PPL Energy Supply	13	2.0 years
PPL Electric	3	2.0 years
LKE	2	1.7 years

13.  Retirement and Postemployment Benefits

(All Registrants)

Defined Benefits

The majority of PPL's subsidiaries domestic employees are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans.  Effective January 1, 2012, PPL's domestic qualified pension plans were closed to newly hired salaried employees.  Newly hired bargaining unit employees continue to be eligible under the plans based on their collective bargaining agreements.  Salaried employees hired on or after January 1, 2012 are eligible to participate in the PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer matching.

The majority of PPL Montana employees are eligible for pension benefits under a cash balance pension plan.  Effective January 1, 2012, that plan was closed to newly hired salaried employees.  Eligibility of newly hired bargaining unit employees under the plan is based on their collective bargaining agreements.  Salaried employees hired on or after January 1, 2012 are eligible to participate in the PPL Retirement Savings Plan.

The defined benefit pension plans of LKE and its subsidiaries were closed to new salaried and bargaining unit employees hired after December 31, 2005.  Employees hired after December 31, 2005 receive additional company contributions above the standard matching contributions to their savings plans.

Employees of certain of PPL Energy Supply's mechanical contracting companies are eligible for benefits under multiemployer plans sponsored by various unions.

Effective April 1, 2010, PPL WW's principal defined benefit pension plan was closed to most new employees, except for those meeting specific grandfathered participation rights.  WPD Midlands was acquired by PPL WEM on April 1, 2011.  WPD Midlands' defined benefit plan had been closed to new members, except for those meeting specific grandfathered participation rights, prior to acquisition.  New employees not eligible to participate in the plans are offered benefits under a defined contribution plan.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries are eligible for certain health care and life insurance benefits upon retirement through contributory plans.  Effective January 1, 2014, the PPL Postretirement Medical Plan was closed to newly hired salaried employees.  Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Retirement Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds.  Postretirement benefits under the PPL Montana Retiree Health Plan are paid from company assets.  WPD does not sponsor any postretirement benefit plans other than pensions.

(PPL)

The following table provides the components of net periodic defined benefit costs for PPL's domestic (U.S.) and WPD (U.K.) pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Net periodic defined benefit costs
(credits):
Service cost	$126	$103	$95	$69	$54	$44	$14	$12	$12
Interest cost	213	220	217	320	340	282	29	31	33
Expected return on plan assets	(293)	(259)	(245)	(465)	(458)	(338)	(25)	(23)	(23)
Amortization of:
Transition (asset) obligation								2	2
Prior service cost (credit)	22	24	24	1	4	4		1
Actuarial (gain) loss	80	42	30	150	79	57	6	4	6
Net periodic defined benefit costs
(credits) prior to settlement
charges and termination benefits	148	130	121	75	19	49	24	27	30
Settlement charges		11
Termination benefits (a)				3	2	50
Net periodic defined benefit costs
(credits)	$148	$141	$121	$78	$21	$99	$24	$27	$30

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Settlements		$(11)
Net (gain) loss	$(319)	372	$117	$76	$1,073	$152	$(68)	$13	$(9)
Prior service cost
(credit)			8				(3)	(1)	10
Amortization of:
Transition asset (obligation)								(2)	(2)
Prior service (cost) credit	(22)	(24)	(24)	(1)	(4)	(4)		(1)
Actuarial gain (loss)	(80)	(42)	(30)	(150)	(79)	(57)	(6)	(4)	(6)
Total recognized in OCI and
regulatory assets/liabilities (b)	(421)	295	71	(75)	990	91	(77)	5	(7)

Total recognized in net periodic
defined benefit costs, OCI and
regulatory assets/liabilities (b)	$(273)	$436	$192	$3	$1,011	$190	$(53)	$32	$23

(a)	Related to the WPD Midlands separations in the U.K.
(b)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011

OCI	$(228)	$181	$47	$(41)	$12	$(6)
Regulatory assets/liabilities	(193)	114	24	(36)	(7)	(1)
Total recognized in OCI and
regulatory assets/liabilities	$(421)	$295	$71	$(77)	$5	$(7)

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs in 2014 are as follows:

	Pension Benefits
	U.S.	U.K.

Prior service cost (credit)	$20
Actuarial (gain) loss	30	$131
Total	$50	$131

Amortization from Balance Sheet:
AOCI	$22	$131
Regulatory assets/liabilities	28
Total	$50	$131

(PPL Energy Supply)

The following table provides the components of net periodic defined benefit costs for PPL Energy Supply's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net periodic defined benefit costs
(credits):
Service cost	$7	$6	$5	$1	$1		$1
Interest cost	8	7	7		1		1
Expected return on plan assets	(10)	(9)	(9)
Amortization of:
Actuarial (gain) loss	3	2	2
Net periodic defined benefit costs
(credits)	$8	$6	$5	$1	$2		$2

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI:
Net (gain) loss	$(15)	$16	$7	$(1)			$(2)
Prior service cost (credit)				(3)	$(1)
Amortization of:
Actuarial gain (loss)	(3)	(2)	(2)
Total recognized in OCI	(18)	14	5	(4)	(1)		(2)

Total recognized in net periodic
defined benefit costs and OCI	$(10)	$20	$10	$(3)	$1	$

Actuarial loss of $2 million related to PPL Energy Supply's pension plan is expected to be amortized from AOCI into net periodic defined benefit costs in 2014.

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Net periodic defined benefit costs
(credits):
Service cost	$26	$22	$24	$5	$4	$4
Interest cost	62	64	67	8	9	10
Expected return on plan assets	(82)	(70)	(64)	(5)	(4)	(3)
Amortization of:
Transition (asset) obligation					2	2
Prior service cost (credit)	5	5	5	3	3	2
Actuarial (gain) loss	33	22	24		(1)
Net periodic defined benefit costs (credits)	$44	$43	$56	$11	$13	$15

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Net (gain) loss	$(116)	$96	$29	$(14)	$(11)	$(3)
Prior service cost (credit)			8			11
Amortization of:
Transition (asset) obligation					(2)	(2)
Prior service (cost) credit	(5)	(5)	(5)	(3)	(3)	(2)
Actuarial gain (loss)	(33)	(22)	(24)		1
Total recognized in OCI and
regulatory assets/liabilities	(154)	69	8	(17)	(15)	4

Total recognized in net periodic
defined benefit costs, OCI and regulatory
assets/liabilities	$(110)	$112	$64	$(6)	$(2)	$19

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011

OCI	$(46)	$34	$1	$(1)	$(1)	$2
Regulatory assets/liabilities	(108)	35	7	(16)	(14)	2
Total recognized in OCI and
regulatory assets/liabilities	$(154)	$69	$8	$(17)	$(15)	$4

The estimated amounts to be amortized from regulatory assets/liabilities into net periodic defined benefit costs for LKE in 2014 are as follows.

		Other
	Pension	Postretirement
	Benefits	Benefits

Prior service cost (credit)	$5	$2
Actuarial (gain) loss	13	(1)
Total	$18	$1

Amortization from Balance Sheet:
Regulatory assets/liabilities	$18	$1
Total	$18	$1

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31.

	Pension Benefits
	2013	2012	2011
Net periodic defined benefit costs (credits):
Service cost	$2	$2	$2
Interest cost	14	14	14
Expected return on plan assets	(20)	(19)	(18)
Amortization of:
Prior service cost (credit)	2	3	2
Actuarial (gain) loss	14	11	11
Net periodic defined benefit costs (credits)	$12	$11	$11

	Pension Benefits
	2013	2012	2011
Other Changes in Plan Assets and Benefit Obligations
Recognized in Regulatory Assets - Gross:
Net (gain) loss	$(20)	$18	$15
Prior service cost (credit)			9
Amortization of:
Prior service (cost) credit	(2)	(2)	(2)
Actuarial gain (loss)	(14)	(11)	(11)
Total recognized in regulatory assets/liabilities	(36)	5	11

Total recognized in net periodic defined benefit costs and regulatory assets	$(24)	$16	$22

The estimated amounts to be amortized from regulatory assets into net periodic defined benefit costs for LG&E in 2014 are as follows.

Pension
Benefits

Prior service cost (credit)	$2
Actuarial (gain) loss	6
Total	$8

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to operating expense, excluding amounts charged to construction and other non-expense accounts.  The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011

PPL	$117	$119	$98	$33	$25	$82	$19	$22	$24
PPL Energy Supply	45	37	27				6	6	7
PPL Electric (a)	18	19	14				3	3	4
LKE	32	31	40				8	9	11
LG&E	14	13	16				4	5	5
KU (a)	9	8	10				2	3	4

(a)
PPL Electric and KU do not directly sponsor any defined benefit plans.  PPL Electric and KU were allocated these costs of defined benefit plans sponsored by PPL Services (for PPL Electric) and by LKE (for KU), based on their participation in those plans, which management believes are reasonable.

In the table above, for PPL Energy Supply and LG&E, amounts include costs for the specific plans each sponsors and the following allocated costs of defined benefit plans sponsored by PPL Services (for PPL Energy Supply) and by LKE (for LG&E), based on their participation in those plans, which management believes are reasonable:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011

PPL Energy Supply	$38	$31	$23	$5	$5	$6
LG&E	5	5	7	4	5	5

(All Registrants except PPL Electric and KU)

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.  The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
PPL
Discount rate	5.12%	4.22%	4.41%	4.27%	4.91%	4.00%
Rate of compensation increase	3.97%	3.98%	4.00%	4.00%	3.96%	3.97%

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
PPL Energy Supply
Discount rate	5.18%	4.25%			4.51%	3.77%
Rate of compensation increase	3.94%	3.95%			3.94%	3.95%

LKE
Discount rate	5.18%	4.24%			4.91%	3.99%
Rate of compensation increase	4.00%	4.00%			4.00%	4.00%

LG&E
Discount rate	5.13%	4.20%
The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31.  The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
PPL
Discount rate	4.22%	5.06%	5.42%	4.27%	5.24%	5.59%	4.00%	4.80%	5.14%
Rate of compensation increase	3.98%	4.02%	4.88%	4.00%	4.00%	3.75%	3.97%	4.00%	4.90%
Expected return on plan assets (a)	7.03%	7.07%	7.25%	7.16%	7.17%	7.04%	5.94%	5.99%	6.57%

PPL Energy Supply
Discount rate	4.25%	5.12%	5.47%				3.77%	4.60%	4.95%
Rate of compensation increase	3.95%	4.00%	4.75%				3.95%	4.00%	4.75%
Expected return on plan assets (a)	7.00%	7.00%	7.25%				N/A	N/A	N/A

LKE
Discount rate	4.24%	5.09%	5.49%				3.99%	4.78%	5.12%
Rate of compensation increase	4.00%	4.00%	5.25%				4.00%	4.00%	5.25%
Expected return on plan assets (a)	7.10%	7.25%	7.25%				6.76%	7.02%	7.16%

LG&E
Discount rate	4.20%	5.00%	5.39%
Expected return on plan assets (a)	7.10%	7.25%	7.25%

(a)
The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class.  Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL, PPL Energy Supply and LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2013	2012	2011
PPL and PPL Energy Supply
Health care cost trend rate assumed for next year
- obligations	7.6%	8.0%	8.5%
- cost	8.0%	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.0%	5.5%	5.5%
- cost	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
- obligations	2020	2019	2019
- cost	2019	2019	2019

LKE
Health care cost trend rate assumed for next year
- obligations	7.6%	8.0%	8.5%
- cost	8.0%	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.0%	5.5%	5.5%
- cost	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
- obligations	2020	2019	2019
- cost	2019	2019	2019

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects on the other postretirement benefit plans in 2013:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation
PPL	$6	$(5)
LKE	5	(4)

The effects on PPL Energy Supply's other postretirement benefit plan would not have been significant.

(PPL)

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Benefit Obligation, beginning of period	$5,046	$4,381	$7,888	$6,638	$722	$687
Service cost	126	103	69	54	14	12
Interest cost	213	220	320	340	29	31
Participant contributions			15	15	12	6
Plan amendments					(4)	(1)
Actuarial (gain) loss	(540)	546	46	1,081	(54)	31
Settlements		(25)
Termination benefits			3	2
Net transfer in (out)				12
Actual expenses paid		(3)
Gross benefits paid (a)	(254)	(176)	(375)	(397)	(57)	(46)
Federal subsidy						2
Currency conversion			177	143
Benefit Obligation, end of period	4,591	5,046	8,143	7,888	662	722

Change in Plan Assets
Plan assets at fair value, beginning of period	3,939	3,471	6,911	6,351	421	391
Actual return on plan assets	72	432	438	476	37	42
Employer contributions	399	239	134	341	30	27
Participant contributions			15	15	12	5
Settlements		(25)
Actual expenses paid		(2)
Gross benefits paid (a)	(254)	(176)	(375)	(397)	(54)	(44)
Currency conversion			161	125
Plan assets at fair value, end of period	4,156	3,939	7,284	6,911	446	421

Funded Status, end of period	$(435)	$(1,107)	$(859)	$(977)	$(216)	$(301)

Amounts recognized in the Balance
Sheets consist of:
Current liability	$(8)	$(8)			$(1)	$(1)
Noncurrent liability	(427)	(1,099)	$(859)	$(977)	(215)	(300)
Net amount recognized, end of period	$(435)	$(1,107)	$(859)	$(977)	$(216)	$(301)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Prior service cost (credit)	$69	$91		$1	$(11)	$(7)
Net actuarial (gain) loss	842	1,241	$2,112	2,184	33	106
Total (b)	$911	$1,332	$2,112	$2,185	$22	$99

Total accumulated benefit obligation
for defined benefit pension plans	$4,191	$4,569	$7,542	$7,259

(a)
Certain U.S. pension plans offered a limited-time program in 2013 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump sum payment.  The increase in gross benefits paid is primarily the result of $64 million of lump-sum cash payments made to terminated vested participants in 2013 in connection with these offerings.

(b)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012

AOCI	$430	$659	$19	$59
Regulatory assets/liabilities	481	673	3	40
Total	$911	$1,332	$22	$99

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	U.S.		U.K.
	PBO in excess of plan assets		PBO in excess of plan assets
	2013	2012	2013	2012

Projected benefit obligation	$4,591	$5,046	$8,143	$7,888
Fair value of plan assets	4,156	3,939	7,284	6,911

	U.S.		U.K.
	ABO in excess of plan assets		ABO in excess of plan assets
	2013	2012	2013	2012

Accumulated benefit obligation	$572	$4,569	$3,441	$3,349
Fair value of plan assets	431	3,939	3,131	2,812

(PPL Energy Supply)

The funded status of PPL Energy Supply's plans at December 31 was as follows:

	Pension Benefits
	U.S.		Other Postretirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit Obligation, beginning of period	$176	$143	$17	$17
Service cost	7	6	1	1
Interest cost	8	7		1
Plan amendments			(4)	(1)
Actuarial (gain) loss	(23)	23	(1)
Gross benefits paid	(5)	(3)	(1)	(1)
Benefit Obligation, end of period	163	176	12	17

Change in Plan Assets
Plan assets at fair value, beginning of
period	149	132
Actual return on plan assets	3	16
Employer contributions		4	1
Gross benefits paid	(5)	(3)	(1)
Plan assets at fair value, end of period	147	149

Funded Status, end of period	$(16)	$(27)	$(12)	$(17)

Amounts recognized in the Balance
Sheets consist of:
Current liability			$(1)	$(1)
Noncurrent liability	$(16)	$(27)	(11)	(16)
Net amount recognized, end of period	$(16)	$(27)	$(12)	$(17)

Amounts recognized in AOCI
(pre-tax) consist of:
Prior service cost (credit)			$(5)	$(1)
Net actuarial (gain) loss	$34	$52	1	2
Total	$34	$52	$(4)	$1

Total accumulated benefit obligation
for defined benefit pension plans	$163	$176

PPL Energy Supply's pension plan had projected and accumulated benefit obligations in excess of the fair value of plan assets at December 31, 2013 and 2012.

In addition to the plans it sponsors, PPL Energy Supply and its subsidiaries are allocated a portion of the funded status and costs of the defined benefit plans sponsored by PPL Services based on their participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to PPL Energy Supply resulted in liabilities at December 31 as follows:

	2013	2012

Pension	$96	$268
Other postretirement benefits	35	60

(LKE)

The funded status of LKE's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,487	$1,306	$209	$214
Service cost	26	22	5	4
Interest cost	62	63	8	9
Participant contributions			7	8
Actuarial (gain) loss	(177)	144	(18)	(8)
Gross benefits paid (a)	(70)	(48)	(18)	(19)
Federal subsidy				1
Benefit Obligation, end of period	1,328	1,487	193	209

Change in Plan Assets
Plan assets at fair value, beginning of period	1,070	944	68	58
Actual return on plan assets	21	117	1	8
Employer contributions	152	57	16	13
Participant contributions			7	8
Gross benefits paid (a)	(70)	(48)	(18)	(19)
Plan assets at fair value, end of period	1,173	1,070	74	68

Funded Status, end of period	$(155)	$(417)	$(119)	$(141)

Amounts recognized in the Balance
Sheets consist of:
Current liability	$(3)	$(3)
Noncurrent liability	(152)	(414)	$(119)	$(141)
Net amount recognized, end of period	$(155)	$(417)	$(119)	$(141)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of:
Prior service cost (credit)	$24	$28	$8	$11
Net actuarial (gain) loss	205	355	(30)	(17)
Total	$229	$383	$(22)	$(6)

Total accumulated benefit obligation
for defined benefit pension plans	$1,176	$1,319

(a)
Certain LKE pension plans offered a limited-time program in 2013 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump-sum payment.  The increase in gross benefits paid is primarily the result of $21 million of lump-sum cash payments made to terminated vested participants in 2013 in connection with these offerings.

The amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:
	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012

AOCI	$(19)	$27
Regulatory assets/liabilities	248	356	$(22)	$(6)
Total	$229	$383	$(22)	$(6)

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2013	2012

Projected benefit obligation	$1,328	$1,487
Fair value of plan assets	1,173	1,070

	ABO in excess of plan assets
	2013	2012

Accumulated benefit obligation	$350	$1,319
Fair value of plan assets	284	1,070

(LG&E)

The funded status of LG&E's plan at December 31, was as follows:

	Pension Benefits
	2013	2012
Change in Benefit Obligation
Benefit Obligation, beginning of period	$331	$298
Service cost	2	1
Interest cost	14	14
Actuarial (gain) loss	(35)	32
Gross benefits paid (a)	(21)	(14)
Benefit Obligation, end of period	291	331

Change in Plan Assets
Plan assets at fair value, beginning of period	287	256
Actual return on plan assets	4	32
Employer contributions	11	13
Gross benefits paid (a)	(21)	(14)
Plan assets at fair value, end of period	281	287

Funded Status, end of period	$(10)	$(44)

Amounts recognized in the Balance Sheets consist of:
Noncurrent liability	$(10)	$(44)
Net amount recognized, end of period	$(10)	$(44)

Amounts recognized in regulatory assets (pre-tax)
consist of:
Prior service cost (credit)	$15	$17
Net actuarial (gain) loss	90	123
Total	$105	$140

Total accumulated benefit obligation for defined benefit pension plan	$288	$328

(a)
LG&E's pension plan offered a limited-time program in 2013 during which terminated vested participants could elect to receive their accrued pension benefit as a one-time lump-sum payment.  The increase in gross benefits paid is primarily the result of $7 million of lump-sum cash payments made to terminated vested participants in 2013 in connection with this offering.

LG&E's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2013 and 2012.

In addition to the plan it sponsors, LG&E is allocated a portion of the funded status and costs of certain defined benefit plans sponsored by LKE based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees and retired employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to LG&E resulted in liabilities at December 31 as follows:

	2013	2012

Pension	$9	$58
Other postretirement benefits	73	81

(PPL and PPL Energy Supply)

PPL Energy Supply's mechanical contracting subsidiaries make contributions to over 70 multiemployer pension plans, based on the bargaining units from which labor is procured.  The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If PPL Energy Supply's mechanical contracting subsidiaries choose to stop participating in some of their multiemployer plans, they may be required to pay those plans an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

PPL Energy Supply identified the Steamfitters Local Union No. 420 Pension Plan, EIN/Plan Number 23-2004424/001 as the only significant plan to which contributions are made.  Contributions to this plan by PPL Energy Supply's mechanical contracting companies were $5 million for 2013, 2012 and 2011.  At the date the financial statements were issued, the Form 5500 was not available for the plan year ending in 2013.  Therefore, the following disclosures specific to this plan are being made based on the Form 5500s filed for the plan years ended December 31, 2012 and 2011.  PPL Energy Supply's mechanical contracting subsidiaries were not identified individually as greater than 5% contributors on the Form 5500s.  However, the combined contributions of the three subsidiaries contributing to the plan had exceeded 5%.  The plan had a Pension Protection Act zone status of red and yellow, without utilizing an extended amortization period, as of December 31, 2012 and 2011.  In addition, the plan is subject to a rehabilitation plan and surcharges have been applied to participating employer contributions.  The expiration date of the collective-bargaining agreement related to those employees participating in this plan is April 30, 2014.  There were no other plans deemed individually significant based on a multifaceted assessment of each plan.  This assessment included review of the funded/zone status of each plan and PPL Energy Supply's potential obligations under the plan and the number of participating employers contributing to the plan.

PPL Energy Supply's mechanical contracting subsidiaries also participate in multiemployer other postretirement plans that provide for retiree life insurance and health benefits.

The table below details total contributions to all multiemployer pension and other postretirement plans, including the plan identified as significant above.  The contribution amounts fluctuate each year based on the volume of work and type of projects undertaken from year to year.

	2013	2012	2011

Pension Plans	$36	$31	$36
Other Postretirement Benefit Plans	32	28	31
Total Contributions	$68	$59	$67

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to PPL Electric resulted in liabilities at December 31 as follows.

	2013	2012

Pension	$96	$237
Other postretirement benefits	41	61

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE based on its participation in those plans, which management believes are reasonable.  The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  Allocations to KU resulted in liabilities at December 31 as follows.

	2013	2012

Pension	$11	$104
Other postretirement benefits	42	53

Plan Assets - U.S. Pension Plans

(All Registrants except PPL Electric and KU)

PPL's primary legacy pension plan, the pension plans sponsored  by LKE and the pension plan in which employees of PPL Montana participate are invested in the PPL Services Corporation Master Trust (the Master Trust) that also includes 401(h) accounts that are restricted for certain other postretirement benefit obligations of PPL and LKE.  The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities.  The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

The investment policy of the Master Trust outlines investment objectives and defines the responsibilities of the EBPB, external investment managers, investment advisor and trustee and custodian.  The investment policy is reviewed annually by PPL's Board of Directors.

The EBPB created a risk management framework around the trust assets and pension liabilities.  This framework considers the trust assets as being composed of three sub-portfolios:  growth, immunizing and liquidity portfolios.  The growth portfolio is comprised of investments that generate a return at a reasonable risk, including equity securities, certain debt securities and alternative investments.  The immunizing portfolio consists of debt securities, generally with long durations, and derivative positions.  The immunizing portfolio is designed to offset a portion of the change in the pension liabilities due to changes in interest rates.  The liquidity portfolio consists primarily of cash and cash equivalents.

Target allocation ranges have been developed for each portfolio on a plan basis based on input from external consultants with a goal of limiting funded status volatility.  The EBPB monitors the investments in each portfolio on a plan basis, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility.  In pursuing that goal, the EBPB establishes revised guidelines from time to time.  EBPB investment guidelines on a plan basis, as well as the weighted average of such guidelines, as of the end of 2013 are presented below.

The asset allocation for the trusts and the target allocation by portfolio, at December 31, are as follows:

			2013 Target Asset Allocation (a)
	Percentage of trust assets		Weighted
	2013 (a)	2012	Average	PPL Plans	LKE Plans

Growth Portfolio	59%	58%	55%	55%	55%
Equity securities	30%	31%
Debt securities (b)	17%	18%
Alternative investments	12%	9%
Immunizing Portfolio	39%	41%	43%	43%	43%
Debt securities (b)	40%	40%
Derivatives	(1%)	1%
Liquidity Portfolio	2%	1%	2%	2%	2%
Total	100%	100%	100%	100%	100%

(a)	Allocations exclude consideration of cash for the WKE Bargaining Employees' Retirement Plan and a guaranteed annuity contract held by the LG&E and KU Retirement Plan.
(b)	Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(PPL Energy Supply)

PPL Montana, a subsidiary of PPL Energy Supply, has a pension plan whose assets are invested solely in the PPL Services Corporation Master Trust, which is fully disclosed below.  The fair value of this plan's assets of $147 million and $149 million at December 31, 2013 and 2012 represents an interest of approximately 3% and 4% in the Master Trust.

(LKE)

LKE has pension plans, including LG&E's plan, whose assets are invested solely in the PPL Services Corporation Master Trust, which is fully disclosed below.  The fair value of these plans' assets of $1.2 billion and $1.1 billion at December 31, 2013 and 2012 represents an interest of approximately 29% and 26% in the Master Trust.

(LG&E)

LG&E has a pension plan whose assets are invested solely in the PPL Services Corporation Master Trust, which is fully disclosed below.  The fair value of this plan's assets of $281 million and $287 million at December 31, 2013 and 2012 represents an interest of approximately 7% in the Master Trust for both years.

(All Registrants except PPL Electric and KU)

The fair value of net assets in the U.S. pension plan trusts by asset class and level within the fair value hierarchy was:

	December 31, 2013				December 31, 2012
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$120	$120			$84	$84
Equity securities:
U.S.:
Large-cap	480	134	$346		558	206	$352
Small-cap	137	137			124	124
Commingled debt	749	13	736		676	56	620
International	630	163	467		557	184	373
Debt securities:
U.S. Treasury and U.S. government sponsored
agency	617	563	54		704	634	70
Residential/commercial backed securities	12		11	$1	12		11	$1
Corporate	963		940	23	874		847	27
Other	24		24		24		23	1
International	7		7		7		7
Alternative investments:
Commodities	108		108		59		59
Real estate	134		134		93		93
Private equity	80			80	75			75
Hedge funds	210		210		125		125
Derivatives:
Interest rate swaps and swaptions	(49)		(49)		36		36
Other	12		12		2		2
Insurance contracts	37			37	42			42
PPL Services Corporation Master Trust assets, at
fair value	4,271	$1,130	$3,000	$141	4,052	$1,288	$2,618	$146
Receivables and payables, net (a)					(11)
401(h) account restricted for other
postretirement benefit obligations	(115)				(102)
Total PPL Services Corporation Master Trust
pension assets	$4,156				$3,939

(a)	Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of U.S. pension trust assets classified as Level 3 at December 31, 2013 is as follows:

	Residential/
	commercial
	backed	Corporate	Private	Insurance	Other
	securities	debt	equity	contracts	debt	Total

Balance at beginning of period	$1	$27	$75	$42	$1	$146
Actual return on plan assets
Relating to assets still held
at the reporting date			3	2		5
Relating to assets sold during the period		5				5
Purchases, sales and settlements		(9)	2	(7)		(14)
Transfers from level 3 to level 2					(1)	(1)
Balance at end of period	$1	$23	$80	$37	$	$141

A reconciliation of U.S. pension trust assets classified as Level 3 at December 31, 2012 is as follows:

	Residential/
	commercial
	backed	Corporate	Private	Insurance	Other
	securities	debt	equity	contracts	debt	Total

Balance at beginning of period		$7	$45	$46		$98
Actual return on plan assets
Relating to assets still held
at the reporting date		1	10	3		14
Relating to assets sold during the period		2				2
Purchases, sales and settlements	$1	21	20	(7)		35
Transfers from level 2 to level 3					$1	1
Transfers from level 3 to level 2		(4)				(4)
Balance at end of period	$1	$27	$75	$42	$1	$146

The fair value measurements of cash and cash equivalents are based on the amounts on deposit.

The market approach is used to measure fair value of equity securities.  The fair value measurements of equity securities (excluding commingled funds), which are generally classified as Level 1, are based on quoted prices in active markets.  These securities represent actively and passively managed investments that are managed against various equity indices.

Investments in commingled equity and debt funds are categorized as equity securities.  These investments are classified as Level 2, except for exchange-traded funds, which are classified as Level 1 based on quoted prices in active markets.  The fair value measurements for Level 2 investments are based on firm quotes of net asset values per share, which are not considered obtained from a quoted price in an active market.  Investments in commingled equity funds include funds that invest in U.S. and international equity securities.  Investments in commingled debt funds include funds that invest in a diversified portfolio of emerging market debt obligations, as well as funds that invest in investment grade long-duration fixed-income securities.

The fair value measurements of debt securities are generally based on evaluated prices that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.  The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs.  Common inputs include benchmark yields, reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as monthly payment data, future predicted cash flows, collateral performance and new issue data.  For the PPL Services Corporation Master Trust, these securities represent investments in securities issued by U.S. Treasury and U.S. government sponsored agencies; investments securitized by residential mortgages, auto loans, credit cards and other pooled loans; investments in investment grade and non-investment grade bonds issued by U.S. companies across several industries; investments in debt securities issued by foreign governments and corporations; and exchange traded funds.

Investments in commodities represent ownership of units of a commingled fund that is invested as a long-only, unleveraged portfolio of exchange-traded futures and forward contracts in tangible commodities to obtain broad exposure to all principal groups in the global commodity markets, including energies, agriculture and metals (both precious and industrial) using proprietary commodity trading strategies.  The fund has daily liquidity with a specified notification period.  The fund's fair value is based upon a unit value as calculated by the fund's trustee.

Investments in real estate represent an investment in a partnership whose purpose is to manage investments in core U.S. real estate properties diversified geographically and across major property types (e.g., office, industrial, retail, etc.).  The manager is focused on properties with high occupancy rates with quality tenants.  This results in a focus on high income and stable cash flows with appreciation being a secondary factor.  Core real estate generally has a lower degree of leverage when compared with more speculative real estate investing strategies.  The partnership has limitations on the amounts that may be redeemed based on available cash to fund redemptions.  Additionally, the general partner may decline to accept redemptions when necessary to avoid adverse consequences for the partnership, including legal and tax implications, among others.  The fair value of the investment is based upon a partnership unit value.

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies.  Four of the partnerships have limited lives of ten years, while the fifth has a life of 15 years, after which liquidating distributions will be received.  Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval.  The PPL Services Corporation Master Trust has unfunded commitments of $76 million that may be required during the lives of the partnerships.  Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in hedge funds represent investments in three hedge fund of funds.  Hedge funds seek a return utilizing a number of diverse investment strategies.  The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions.  Major investment strategies for the hedge fund of funds include long/short equity, market neutral, distressed debt, and relative value.  Generally, shares may be redeemed with 65 to 95 days prior written notice.  The funds are subject to short term lockups and have limitations on the amount that may be withdrawn based on a percentage of the total net asset value of the fund, among other restrictions.  All withdrawals are subject to the general partner's approval.  The fair value for two of the funds has been estimated using the net asset value per share and the third fund's fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

The fair value measurements of derivative instruments utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  These securities primarily represent investments in interest rate swaps and swaptions (the option to enter into an interest rate swap) which are valued based on the swap details, such as swap curves, notional amount, index and term of index, reset frequency, volatility and payer/receiver credit ratings.

Insurance contracts, classified as Level 3, represent an investment in an immediate participation guaranteed group annuity contract.  The fair value is based on contract value, which represents cost plus interest income less distributions for benefit payments and administrative expenses.

Plan Assets - U.S. Other Postretirement Benefit Plans

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner.  Excluding the 401(h) accounts included in the PPL Services Corporation Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments.  These plans benefit from diversification of asset types, investment fund strategies and investment fund managers, and therefore, have no significant concentration of risk.  Equity securities include investments in domestic large-cap commingled funds.  Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated as debt securities for asset allocation and target allocation purposes.  Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes.  The asset allocation for the PPL VEBA trusts, excluding LKE, and the target allocation, by asset class, at December 31 are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2013	2012	2013
Asset Class
U.S. Equity securities	55%	46%	45%
Debt securities (a)	41%	51%	50%
Cash and cash equivalents (b)	4%	3%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds and debt securities.
(b)	Includes money market funds.

LKE's other postretirement benefit plan is invested primarily in a 401(h) account, with insignificant amounts invested in money market funds within VEBA trusts for liquidity.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2013				December 31, 2012
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$12	$12			$13	$13
U.S. Equity securities:
Large-cap	182		$182		145		$145
Commingled debt	100		100		119		119
Debt securities:
Municipalities	36		36		41		41
Total VEBA trust assets, at fair value	330	$12	$318		318	$13	$305
Receivables and payables, net (a)	1				1
401(h) account assets (b)	115				102
Total other postretirement benefit plan
assets	$446				$421

(a)	Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.
(b)	LKE's other postretirement benefit plan was invested primarily in a 401(h) account as disclosed in the PPL Services Corporation Master Trust.

Investments in money market funds represent investments in funds that invest primarily in a diversified portfolio of investment grade money market instruments, including, but not limited to, commercial paper, notes, repurchase agreements and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase.  The primary objective of the fund is a high level of current income consistent with stability of principal and liquidity.  Redemptions can be made daily on this fund.

Investments in large-cap equity securities represent investments in a passively managed equity index fund that invests in securities and a combination of other collective funds.  Fair value measurements are not obtained from a quoted price in an active market but are based on firm quotes of net asset values per share as provided by the trustee of the fund.  Redemptions can be made daily on this fund.

Investments in commingled debt securities represent investments in a fund that invests in a diversified portfolio of investment grade long-duration fixed income securities.  Redemptions can be made weekly on these funds.

Investments in municipalities represent investments in a diverse mix of tax-exempt municipal securities.  The fair value measurements for these securities are based on recently executed transactions for identical securities or for similar securities.

Plan Assets - U.K. Pension Plans (PPL)

The overall investment strategy of WPD's pension plans is developed by each plan's independent trustees in its Statement of Investment Principles in compliance with the U.K. Pensions Act of 1995 and other U.K. legislation.  The trustees' primary focus is to ensure that assets are sufficient to meet members' benefits as they fall due with a longer term objective to reduce investment risk.  The investment strategy is intended to maximize investment returns while not incurring excessive volatility in the funding position.  WPD's plans are invested in a wide diversification of asset types, fund strategies and fund managers; and therefore, have no significant concentration of risk.  Commingled funds that consist entirely of debt securities are traded as equity units, but treated by WPD as debt securities for asset allocation and target allocation purposes.  These include investments in U.K. corporate bonds and U.K. gilts.

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2013	2012	2013
Asset Class
Equity securities
U.K.	7%	6%	7%
European (excluding the U.K.)	5%	14%	4%
Asian-Pacific	3%		3%
North American	5%		5%
Emerging markets	8%	3%	8%
Currency	7%	2%	3%
Global Tactical Asset Allocation	19%	18%	19%
Debt securities (a)	40%	51%	45%
Alternative investments	6%	6%	6%
Total	100%	100%	100%
(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2013				December 31, 2012
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$10	$10			$14	$14
Equity securities:
U.K. companies	523	267	$256		440	223	$217
European companies (excluding the U.K.)	355	275	80		956	720	236
Asian-Pacific companies	226	180	46
North American companies	352	254	98
Emerging markets companies	411	126	285		231		231
Global Equities	161		161
Currency	485		485		127		127
Global Tactical Asset Allocation	1,384		1,384		1,220		1,220
Commingled debt:
U.K. corporate bonds	504		504		593		593
U.K. gilts	2,426		2,426		2,907		2,907
Alternative investments:
Real estate	447		447		423		423
Fair value - U.K. pension plans	$7,284	$1,112	$6,172		$6,911	$957	$5,954

Except for investments in real estate, the fair value measurements of WPD's pension plan assets are based on the same inputs and measurement techniques used to measure the U.S. pension plan assets described above.

Investments in equity securities represent actively and passively managed funds that are measured against various equity indices.  The Global Tactical Asset Allocation strategy attempts to benefit from short-term market inefficiencies by taking positions in worldwide markets with the objective to profit from relative movements across those markets.

U.K. corporate bonds include investment grade corporate bonds of companies from diversified U.K. industries.

U.K. gilts include gilts, index-linked gilts and swaps intended to track a portion of the plans' liabilities.

Investments in real estate represent holdings in a U.K. unitized fund that owns and manages U.K. industrial and commercial real estate with a strategy of earning current rental income and achieving capital growth.  The fair value measurement of the fund is based upon a net asset value per share, which is based on the value of underlying properties that are independently appraised in accordance with Royal Institution of Chartered Surveyors valuation standards at least annually with quarterly valuation updates based on recent sales of similar properties, leasing levels, property operations and/or market conditions.  The fund may be subject to redemption restrictions in the unlikely event of a large forced sale in order to ensure other unit holders are not disadvantaged.

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

PPL's U.S. defined benefit plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, PPL contributed $96 million to its U.S. pension plans in January 2014.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  PPL expects to make approximately $8 million of benefit payments under these plans in 2014.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause PPL to contribute $21 million to its other postretirement benefit plans in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2014	$211	$53	$1
2015	222	55	1
2016	234	57	1
2017	250	59	1
2018	264	62	1
2019-2023	1,545	338	3

(PPL Energy Supply)

The PPL Montana pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, PPL Montana contributed $6 million to its pension plan in January 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

		Other
	Pension	Postretirement

2014	$5	$1
2015	6	2
2016	6	2
2017	7	2
2018	8	2
2019-2023	52	11

(LKE)

LKE's defined benefit plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, LKE contributed $35 million to its pension plans in January 2014.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  LKE expects to make $3 million of benefit payments under these plans in 2014.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause LKE to contribute $13 million to its other postretirement benefit plan in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by LKE.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2014	$58	$13	$1
2015	57	13
2016	60	14	1
2017	64	14
2018	69	15	1
2019-2023	425	81	2

(LG&E)

LG&E's defined benefit plan has the option to utilize available prior year credit balances to meet current and future contribution requirements.  LG&E does not plan to contribute to its pension plan in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan.

Pension

2014	$15
2015	15
2016	15
2017	16
2018	17
2019-2023	99

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements.  Contribution requirements for periods after April 1, 2014 were evaluated in accordance with the draft valuations performed as of March 31, 2013.  Contributions for periods prior to March 31, 2014 were based on a valuation as of June 30, 2011 for the PPL WEM plan and as of March 31, 2010 for the PPL WW plan.  WPD expects to make contributions of approximately $313 million in 2014.  WPD is currently permitted to recover in rates approximately 75% of their deficit funding requirements for their primary pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

Pension

2014	$387
2015	392
2016	397
2017	402
2018	410
2019-2023	2,128

Savings Plans (All Registrants)

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s).  Employer contributions to the plans were:

	2013	2012	2011

PPL	$41	$36	$31
PPL Energy Supply	12	12	11
PPL Electric	6	5	5
LKE	13	12	11
LG&E	7	6	5
KU	6	6	6

 (PPL, PPL Energy Supply and PPL Electric)

Employee Stock Ownership Plan

PPL sponsors a non-leveraged ESOP in which domestic employees, excluding those of PPL Montana, LKE and the mechanical contractors, are enrolled on the first day of the month following eligible employee status.  Dividends paid on ESOP shares are treated as ordinary dividends by PPL.  Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution, which is discretionary, is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes.  Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

For 2013, PPL did not record compensation expense related to the ESOP as no contribution will be made.  Compensation expense for ESOP contributions was $8 million in 2012 and 2011.  These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

PPL shares within the ESOP at December 31, 2013 were 7,699,472, or 1% of total common shares outstanding, and are included in all EPS calculations.

Separation Benefits

Certain PPL subsidiaries provide separation benefits to eligible employees.  These benefits may be provided in the case of separations due to performance issues, loss of job related qualifications or organizational changes.  Until December 1, 2012, certain employees separated were eligible for cash severance payments, outplacement services, accelerated stock award vesting, continuation of group health and welfare coverage, and enhanced pension and postretirement medical benefits.  As of December 1, 2012, separation benefits for certain employees were changed to eliminate accelerated stock award vesting and enhanced pension and postretirement medical benefits.  Also, the continuation of group health and welfare coverage was replaced with a single sum payment approximating the dollar amount of premium payments that would be incurred for continuation of group health and welfare coverage.  Separation benefits are recorded when such amounts are probable and estimable.

Separation benefits were not significant in 2013 and 2012.

See Note 10 for separation benefits recorded in 2011 in connection with a reorganization following the acquisition of WPD Midlands.

14.  Jointly Owned Facilities

(All Registrants except PPL Electric)

At December 31, 2013 and 2012, the Balance Sheets reflect the owned interests in the facilities listed below.

					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
PPL
December 31, 2013
Generating Plants
Susquehanna	90.00%	$4,686		$3,545	$76
Conemaugh	16.25%	247		131	63
Keystone	12.34%	207		91	2
Trimble County Units 1 & 2	75.00%	1,288		144	54
Merrill Creek Reservoir	8.37%		$22	16

December 31, 2012
Generating Plants
Susquehanna	90.00%	$4,628		$3,530	$65
Conemaugh	16.25%	238		122	30
Keystone	12.34%	206		82	3
Trimble County Units 1 & 2	75.00%	1,279		112	43
Merrill Creek Reservoir	8.37%		$22	15

PPL Energy Supply
December 31, 2013
Generating Plants
Susquehanna	90.00%	$4,686		$3,545	$76
Conemaugh	16.25%	247		131	63
Keystone	12.34%	207		91	2
Merrill Creek Reservoir	8.37%		$22	16

December 31, 2012
Generating Plants
Susquehanna	90.00%	$4,628		$3,530	$65
Conemaugh	16.25%	238		122	30
Keystone	12.34%	206		82	3
Merrill Creek Reservoir	8.37%		$22	15

					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
LKE
December 31, 2013
Generating Plants
Trimble County Unit 1	75.00%	$308		$42	$18
Trimble County Unit 2	75.00%	980		102	36

December 31, 2012
Generating Plants
Trimble County Unit 1	75.00%	$304		$33	$10
Trimble County Unit 2	75.00%	975		79	33

LG&E
December 31, 2013
Generating Plants
E.W. Brown Units 6-7	38.00%	$40	$7	$1
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	46	5	1
Trimble County Unit 1	75.00%	308	42	18
Trimble County Unit 2	14.25%	200	19	14
Trimble County Units 5-6	29.00%	29	3
Trimble County Units 7-10	37.00%	69	7	1
Cane Run Unit 7	22.00%			91
Green River Unit 5	40.00%			1

December 31, 2012
Generating Plants
E.W. Brown Units 6-7	38.00%	$40	$5
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	46	3
Trimble County Unit 1	75.00%	304	33	$10
Trimble County Unit 2	14.25%	198	14	13
Trimble County Units 5-6	29.00%	29	2
Trimble County Units 7-10	37.00%	68	6	2
Cane Run Unit 7	22.00%			16

KU
December 31, 2013
Generating Plants
E.W. Brown Units 6-7	62.00%	$64	$11	$2
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	42	4	1
Trimble County Unit 2	60.75%	780	83	22
Trimble County Units 5-6	71.00%	70	8
Trimble County Units 7-10	63.00%	118	12	2
Cane Run Unit 7	78.00%			317
Green River Unit 5	60.00%			2

December 31, 2012
Generating Plants
E.W. Brown Units 6-7	62.00%	$64	$7	$1
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	42	2
Trimble County Unit 2	60.75%	777	65	20
Trimble County Units 5-6	71.00%	70	4
Trimble County Units 7-10	63.00%	116	10	2
Cane Run Unit 7	78.00%			53

Each subsidiary owning these interests provides its own funding for its share of the facility.  Each receives a portion of the total output of the generating plants equal to its percentage ownership.  The share of fuel and other operating costs associated with the plants is included in the corresponding operating expenses on the Statements of Income.

In addition to the interests mentioned above, at December 31, 2012, PPL Montana had a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases.  In December 2013, PPL Montana terminated the operating lease arrangement and acquired these interests.  See Note 8 for additional information. At December 31, 2013, the book value of the acquired assets was not significant.  At December 31, 2013 and 2012, NorthWestern owned a 30% interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement that governs each party's responsibilities and rights relating to the operation of Colstrip Units 3 and 4.  Under the terms of that agreement, each party is responsible for 15% of the total non-coal operating and construction costs of Colstrip Units 3 and 4, regardless of whether a particular cost is specific to Colstrip Unit 3 or 4, and is entitled to take up to the same percentage of the available generation from Units 3 and 4.

15.  Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL Energy Supply enters into long-term energy and energy related contracts which include commitments to purchase:

Maximum
Maturity
Contract Type	Date

Fuels (a)	2023
Limestone	2030
Natural Gas Storage	2015
Natural Gas Transportation	2032
Power, excluding wind	2021
RECs	2021
Wind Power	2027

(a)	PPL Energy Supply incurred pre-tax charges of $29 million during 2012 to reduce its 2012 and 2013 contracted coal deliveries. These charges were recorded to "Fuel" on the Statement of Income.

(PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's gas supply operations.  These contracts include the following commitments:

Maximum
Maturity
Contract Type	Date

Coal	2019
Coal Transportation and Fleeting Services	2024
Natural Gas Storage	2024
Natural Gas Transportation	2024

LG&E and KU have a power purchase agreement with OVEC expiring in June 2040.  See footnote (i) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract.  Future obligations for power purchases from OVEC are unconditional demand payments, comprised of annual minimum debt service payments, as well as contractually required reimbursement of plant operating, maintenance and other expenses as follows:

	LG&E	KU	Total

2014	$18	$8	$26
2015	18	8	26
2016	18	8	26
2017	19	8	27
2018	20	9	29
Thereafter	504	224	728
	$597	$265	$862

In addition, LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2013	2012	2011

LG&E	$18	$20	$22
KU	8	9	10
Total	$26	$29	$32

(PPL and PPL Electric)

In May 2012, PPL Electric filed a plan with the PUC to purchase its electricity supply for default customers for the period June 2013 through May 2015.  The PUC approved the plan in January 2013.  The approved plan provides that PPL Electric procure this electricity through competitive solicitations twice each plan year beginning in April 2013.  The solicitations will include layered short-term full-requirement products ranging from three months to 12 months for residential and small commercial and industrial PLR customers as well as a recurring 12 month spot market product for large commercial and industrial PLR customers.  To date, two of four solicitations have been completed.

(PPL Electric)

See Note 16 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend into 2020, excluding long-term renewable energy agreements that extend into 2038.

(PPL Energy Supply)

See Note 16 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana owns and operates 11 hydroelectric facilities and one storage reservoir licensed by the FERC under long-term licenses pursuant to the Federal Power Act.  Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses in connection with the Montana Asset Purchase Agreement.

The Kerr Dam Project license (50-year term) was issued by the FERC jointly to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Nation in 1985, and requires PPL Montana (as successor licensee to Montana Power) to hold and operate the project for at least 30 years (to 2015).  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.  Although the tribes have indicated their intent to exercise the option at the earliest possible date, PPL Montana cannot predict if and when this option will be exercised.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams comprising the Missouri-Madison project.  The MOUs are periodically updated and renewed and require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitats, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under these arrangements, PPL Montana has a remaining commitment to spend $29 million between 2014 and 2040.

In September 2013, PPL Montana reached an agreement to sell its hydroelectric facilities to NorthWestern.  The agreement includes PPL Montana's 11 hydroelectric power plants and the company's Hebgen Lake reservoir.  See Note 8 for additional information.

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

WKE Indemnification (PPL and LKE)

See footnote (h) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

(PPL and PPL Energy Supply)

Montana Hydroelectric Litigation

As previously reported, in February 2012 the U.S. Supreme Court issued a decision overturning decisions by the Montana First Judicial District Court and the Montana Supreme Court which had held that the streambeds underlying PPL Montana's hydroelectric generating facilities were owned by the State of Montana and that PPL Montana owed the State of Montana compensation for its prior use of those streambeds.  As a result of the U.S. Supreme Court decision, PPL Montana reversed its total loss accrual resulting in a $65 million net credit to "Other operation and maintenance" and a $10 million net credit to "Interest Expense" on the Statement of Income in 2011.  The case was remanded by the U.S. Supreme Court to the Montana Supreme Court and, in April 2012, returned by the Montana Supreme Court to the Montana First Judicial District Court.  Further proceedings have not been scheduled by the district court.

Bankruptcy of SMGT

In October 2011, SMGT, a Montana cooperative and purchaser of electricity under a long-term supply contract with PPL EnergyPlus expiring in June 2019 (SMGT Contract), filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Montana (Bankruptcy Court).  At the time of the bankruptcy filing, SMGT was PPL EnergyPlus' largest unsecured credit exposure.  This contract was accounted for as NPNS by PPL EnergyPlus.

The SMGT Contract provided for fixed volume purchases on a monthly basis at established prices.  Pursuant to a court order and subsequent stipulations entered into between the SMGT bankruptcy trustee and PPL EnergyPlus, since the date of its Chapter 11 filing through January 2012, SMGT continued to purchase electricity from PPL EnergyPlus at the price specified in the SMGT Contract and made timely payments for such purchases, but at lower volumes than as prescribed in the SMGT Contract.  In January 2012, the trustee notified PPL EnergyPlus that SMGT would not purchase electricity under the SMGT Contract for the month of February.  In March 2012, the Bankruptcy Court issued an order approving the request of the SMGT trustee and PPL EnergyPlus to terminate the SMGT Contract, effective April 1, 2012.  As a result, PPL EnergyPlus was free to resell to other customers the electricity previously contracted to SMGT.

PPL EnergyPlus' receivable under the SMGT Contract, representing non-performance by SMGT prior to termination of the SMGT Contract, totaled approximately $21 million at December 31, 2012, which has been fully reserved.

In July 2012, PPL EnergyPlus filed its proof of claim in the SMGT bankruptcy proceeding.  The total claim, including the above receivable, is approximately $375 million, predominantly an unsecured claim representing the value for energy sales that will not occur as a result of the termination of the SMGT Contract.  No assurance can be given as to the collectability of the claim and, therefore, no amounts have been recorded in the 2013 financial statements.

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

On March 6, 2013, the Sierra Club and MEIC filed a complaint against PPL Montana and the other Colstrip co-owners in the U.S. District Court, District of Montana, Billings Division.  PPL Montana operates Colstrip on behalf of the co-owners.  The complaint is generally consistent with the prior Notices and lists 39 separate claims for relief.  All but three of the claims allege Prevention of Significant Deterioration (PSD) related violations under the federal Clean Air Act for various plant maintenance projects completed since 1992.  For each such project or set of projects, there are separate claims for failure to obtain a PSD permit, for failure to obtain a Montana Air Quality Permit to operate after the project(s) were completed and for operating after completion of such project(s) without "Best Available Control Technology".  The remaining three claims relate to the alleged failure to update the Title V operating permit for Colstrip to reflect the alleged major modifications described in the other claims, allege that the previous Title V compliance certifications were incomplete because they did not address the major plant modifications, and that numerous opacity violations have occurred at the plant since 2007.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.  In January 2014, trial in this matter as to liability was re-scheduled for March 2015.  A new date for trial as to remedies, if there is a finding of liability, has not been scheduled.

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

Regulatory Issues

(All Registrants except PPL Energy Supply)

See Note 6 for information on regulatory matters related to utility rate regulation.

Enactment of Financial Reform Legislation (All Registrants)

The Dodd-Frank Act became effective in July 2010 and includes provisions that impose derivative transaction reporting requirements and require most over-the-counter derivative transactions to be executed through an exchange and to be centrally cleared.  The Dodd-Frank Act also provides that the U.S. Commodity Futures Trading Commission (CFTC) may impose collateral and margin requirements for over-the-counter derivative transactions, as well as capital requirements for certain entity classifications.  The CFTC is establishing final rules on major provisions in the Dodd-Frank Act through its rulemaking process.  Several final rules providing for the definition of the terms "swap", "swap dealer", and "major swap participant" became effective in October 2012.  The entity classification thresholds and requirements set forth in these final rules do not require the Registrants to register as either swap dealers or major swap participants.  Consequently, as commercial end users, the Registrants are not subject to the heightened regulatory requirements applicable to swap dealers or major swap participants, including Business Conduct Standards, enhanced recordkeeping and reporting, clearing and exchange trading of CFTC-mandated swaps and other complex requirements under other CFTC regulations.  The Dodd-Frank Act and its implementing regulations, however, have imposed on the Registrants significant additional and costly recordkeeping, reporting and documentation requirements.

The Registrants could face significantly higher operating costs or may be required to post additional collateral if they or their counterparties are subject to capital or margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  Additionally, the burden that the Dodd-Frank Act and implementing regulations impose on all market participants could cause decreased liquidity in the bilateral swap market as financial entities discontinue their proprietary trading operations.  Decreased liquidity could increase costs for Registrants to successfully meet hedge targets.  The Registrants will continue to evaluate the provisions of the Dodd-Frank Act and its implementing regulations, but could incur significant costs related to compliance with the Act and regulations.

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

In addition, in February 2011, PPL, and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution and requesting declaratory and injunctive relief barring implementation of the Act by the BPU Commissioners.  In October 2011, the court denied the BPU's motion to dismiss the proceeding and in September 2012 the U.S. District Court denied all summary judgment motions.  Trial of this matter was completed in June 2013.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision has been appealed to the U.S. Court of Appeals for the Third Circuit by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey.  Oral arguments are scheduled for March 27, 2014.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

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

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution and requested declaratory and injunctive relief barring implementation of the order by the MD PSC Commissioners.  In August 2012, the court denied the MD PSC and CPV Maryland, LLC motions to dismiss the proceeding.  Trial of this matter was completed in March 2013.  In September 2013, the U.S. District Court in Maryland issued a decision finding the MD PSC order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision has been appealed to the U.S. Court of Appeals for the Fourth Circuit by CPV Power Development, Inc. and the State of Maryland.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at December 31, 2013 by the City of Seattle for approximately $50 million.  In April 2013, the FERC issued an order on reconsideration allowing the parties to seek refunds for the period January 2000 through December 2000.  As a result, the City of Seattle may be able to seek refunds from PPL Montana for such period.  Hearings before a FERC Administrative Law Judge regarding the City of Seattle's refund claims were completed in October 2013.  Briefing was completed in January 2014 and an initial decision is expected in mid-March 2014.

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

(All Registrants)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E, KU and PPL EnergyPlus to make wholesale sales of electricity and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In June 2011, FERC approved PPL's market-based rate update for the Eastern and Western regions and PPL filed its market-based rate update for the Southeast region, including LG&E and KU in addition to PPL EnergyPlus.  Also, in June 2011, the FERC issued an order approving LG&E's and KU's request for a determination that they no longer be deemed to have market power in the BREC balancing area and removing restrictions on their market-based rate authority in such region.  In December 2013, PPL filed market-based rate updates for the Eastern and Western regions.  PPL cannot predict the ultimate outcome of these update filings at this time.

Electricity - Reliability Standards

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

In October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of Geomagnetic Disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geo-magnetically induced currents on implicated transformers.  On May 16, 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval in twelve month intervals.  The first type would require certain owners and operators of the nation's electricity infrastructure, such as the Registrants, to develop and implement operational procedures to mitigate the effects of Geomagnetic Disturbances on the bulk-power system.  This NERC proposed standard was filed by NERC with FERC for approval in January of 2014, with a comment due date of March 24, 2014.  The second type is to require owners and operators of the bulk-power system to assess certain Geomagnetic Disturbance events and develop and implement plans to protect the bulk-power system from those events and must be filed by NERC with FERC for approval by January 22, 2015.  The Registrants may be required to make significant expenditures in new equipment or modifications to their facilities to comply with the new requirements.  The Registrants are unable to predict the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for Geomagnetic Disturbances.

Settled Litigation (PPL and PPL Energy Supply)

Spent Nuclear Fuel Litigation

In May 2011, PPL Susquehanna entered into a settlement agreement with the U.S. Government relating to PPL Susquehanna's lawsuit, seeking damages for the Department of Energy's failure to accept spent nuclear fuel from the PPL Susquehanna plant.  PPL Susquehanna recorded credits totaling $56 million to "Fuel" on the Statement of Income in 2011 to recognize recovery, under the settlement agreement, of certain costs to store spent nuclear fuel at the Susquehanna plant.  The amounts recorded through September 2011 cover costs incurred from 1998 through December 2010.  PPL Susquehanna is eligible to receive payment of annual claims for allowed costs, as set forth in the settlement agreement, that are incurred through December 31, 2013.  In exchange, PPL Susquehanna has waived any claims against the United States government for costs paid or injuries sustained related to storing spent nuclear fuel at the Susquehanna plant through December 31, 2013.  In January 2014, PPL Susquehanna entered into a new agreement with the Department of Energy to extend the settlement agreement on the same terms as the prior agreement for an additional three years to the end of 2016.

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

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements which are applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans.  Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable.  Because PPL Electric does not own any generating plants, its exposure to related environmental compliance costs is reduced.  As PPL Energy Supply is not a rate-regulated entity, it cannot seek to recover environmental compliance costs through the mechanism of rate recovery.  PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(All Registrants except PPL Electric)

Air

CSAPR (formerly Clean Air Transport Rule) and CAIR

In July 2011, the EPA adopted the CSAPR.  The CSAPR replaced the EPA's previous CAIR which was invalidated in July 2008 by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court).  CAIR subsequently was effectively reinstated by the D.C. Circuit Court in December 2008, pending finalization of the CSAPR.  Like CAIR, CSAPR targeted sources in the eastern U.S. and would have required reductions in sulfur dioxide and nitrogen oxides in two phases (2012 and 2014).

In December 2011, the D.C. Circuit Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012, the D.C. Circuit Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  In June 2013, the U.S. Supreme Court granted the EPA's petition for review of the D.C. Circuit Court's August 2012 decision.  Oral arguments before the U.S. Supreme Court were held in December 2013.  Prior to a revised transport rule from the EPA, coal-fired generating plants could face tighter emission limitations on nitrogen oxides through state action.

The Kentucky fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances and optimizing existing controls).  To meet standards for nitrogen oxides under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate that the costs of meeting these reinstated CAIR standards will be significant.

PPL Energy Supply's Pennsylvania fossil-fueled generating plants can meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet the CAIR standards for nitrogen oxides, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

National Ambient Air Quality Standards

PPL fossil-fueled generating plants may face further reductions in emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxides, sulfur dioxide and/or fine particulates.

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide and required states to identify areas that meet those standards and areas that are in non-attainment.  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area) and part of Jefferson County in Kentucky.  Attainment must be achieved by 2018.  States are working on designations for other areas.

In December 2012, the EPA issued final rules that strengthen the fine particulate standards.  Under the final rules, states and the EPA have until 2015 to identify non-attainment areas, and states have until 2020 to achieve attainment for those areas.

PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR, or the MATS, or the Regional Haze requirements (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment (as noted above) is not expected to be significant, as PPL Energy Supply previously announced its intent to place the plant in long-term reserve status beginning in April 2015.

Until particulate matter and sulfur dioxide maintenance and compliance plans are developed by the EPA and state or local agencies, including identification and finalization of attainment designations for particulate matter, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the impact of the new standards.

MATS

In May 2011, the EPA published a proposed regulation requiring stringent reductions of mercury and other hazardous air pollutants from power plants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 2012.  The rule is being challenged by industry groups and states in the D.C. Circuit Court, where oral arguments were held in December 2013.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  PPL has received compliance extensions for certain plants in Kentucky and Pennsylvania.  LG&E, KU and PPL Energy Supply are considering extension requests for other plants as well.

At the time the MATS rule was proposed, LG&E and KU filed requests with the KPSC for environmental cost recovery based on their expected need to install environmental controls including chemical additive and fabric-filter baghouses to remove air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  LG&E's and KU's anticipated retirement of certain coal-fired electricity generating units located at Cane Run and Green River is in response to MATS and other environmental regulations.  LG&E and KU are continuing to assess whether any revisions of their approved compliance plans will be necessary.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant was determined to be impaired in December 2013.  See Note 18 for additional information.  PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS, including the potential implications to scrubber wastewater discharges.  See the discussion of effluent limitations guidelines and standards below.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to take action via state plans to make reasonable progress every decade, including the application of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates.  To date, the focus of regional haze activity has been the western U.S. because the EPA had determined that the regional trading program in the eastern U.S. under CSAPR satisfied BART requirements to reduce sulfur dioxide and nitrogen oxides.  However, the D.C. Circuit Court's August 2012 decision to vacate and remand CSAPR and to implement CAIR in its place on an interim basis leaves power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, exposed to reductions in sulfur dioxide and nitrogen oxides as required by BART, unless the D.C. Circuit Court's decision, now pending before the U.S. Supreme Court, is overturned.

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

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to develop a BART state implementation plan.  The EPA finalized the plan ("Federal Implementation Plan" or "FIP") in 2012.  The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" above).  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxides and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant. Both PPL and environmental groups have appealed the final FIP rules to the U.S. Court of Appeals for the Ninth Circuit.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants, and PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1.  In September 2012, PPL Montana received an information request from the Montana Department of Environmental Quality regarding Colstrip Unit 1 and other projects.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

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

If PPL subsidiaries are found to have violated NSR regulations by significantly increasing pollutants through a major plant modification, PPL, PPL Energy Supply, LKE, LG&E and KU would, among other things, be required to meet stringent permit limits reflecting Best Available Control Technology (BACT) for pollutants meeting the National Ambient Air Quality Standards (NAAQS) in the area and reflecting Lowest Achievable Emission Rates (LAER) for pollutants not meeting the NAAQS in the area.  The costs to meet such limits, including installation of technology at certain units, could be significant.

TC2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which, in January 2010, were incorporated into a final revised permit issued by the KDAQ.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on the capital costs of this project, if any.

Cane Run Environmental Claims (PPL, LKE and LG&E)

In the 2011 to 2013 time period, the Louisville Metro Air Pollution Control District issued several notices of violation alleging violations of local air quality rules at the Cane Run plant.  In November 2013, LG&E entered into a settlement resolving the pending citations in return for payment of a civil penalty in a non-material amount and performance of remedial measures not expected to result in material costs.

On September 6, 2013, PPL, LKE and LG&E received a letter on behalf of two residents adjacent to the Cane Run plant notifying various federal, state, and local agencies of their intent to file a citizen suit for alleged violations of the Clean Air Act (CAA) and Resource Conservation and Recovery Act (RCRA).  On December 16, 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky for alleged violations of the CAA and RCRA.  In addition, these plaintiffs assert common law claims of nuisance, trespass, and negligence.  These plaintiffs seek injunctive relief and civil penalties that would accrue to governmental agencies, plus costs and attorney fees, for the alleged statutory violations.  Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant.  In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on operations of the Cane Run plant.  LG&E has previously announced that it anticipates retiring the coal-fired units at Cane Run before the end of 2015.

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

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum the EPA was directed to issue a revised proposal for new power plants (a prior proposal was issued in 2012) by September 20, 2013, with a final rule in a timely fashion thereafter, and to issue proposed standards for existing plants by June 1, 2014 with a final rule to be issued by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and the state implementation plans.  The Administration's recent increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may also lead to more costly regulatory requirements; the White House Office of Management and Budget (OMB) has opened this issue for public comment.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect PPL and others in the industry as modifications to electricity delivery systems to improve the ability to withstand major storms may be needed in order to meet those requirements.

The EPA issued its revised proposal for new sources on September 20, 2013 as directed by the White House.  This proposal was published in the Federal Register on January 8, 2014, with comments due on March 10, 2014.  Unlike the EPA's prior proposal, the EPA's revised proposal established separate emission standards for coal and gas units based on the application of different technologies.  The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal plants.  The EPA proposed the same standard for NGCC power plants as was proposed in 2012 and may not be consistently achievable.  In addition, the EPA deleted the explicit exemption previously proposed for simple-cycle natural gas plants.

At the regional level, ten northeastern states have been participating in a cap-and-trade program called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and covers electric power plants greater than 25 MW.  The program calls for a 10% reduction in carbon dioxide emissions from these plants by 2019 compared to 2005 levels.  Pennsylvania has not stated an intention to join the RGGI, but enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2013, the Advisory Committee issued an updated Climate Change Action Report and identified specific actions that could result in reducing GHG emissions by 30% by 2020.  The report recognized some legislative initiatives that were enacted since 2009 that facilitated reductions in GHG emissions and made a number of legislative recommendations that include amending the PA AEPS Act to include additional waste-to-energy facilities, providing incentives for coal mine methane usage, providing incentives for alternative fuel vehicles and addressing the long-term viability issues of carbon capture and sequestration.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  In November 2011, the Council issued a final report to the Secretary of Kentucky's Energy and Environment Cabinet for his consideration.  The final report acknowledged that the recommendations would require additional review and analysis prior to implementation, and that many of the recommendations would likely require, in part, further legislative or regulatory actions.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the Second Circuit and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Fifth Circuit's ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the Mississippi federal district court granted defendants' motions to dismiss the state common law claims.  Plaintiffs appealed to the U.S. Court of Appeals for the Fifth Circuit, and in May 2013, the Fifth Circuit affirmed the district court's dismissal of the case.  Additional litigation in federal and state courts over such issues is continuing.  PPL, LKE and KU cannot predict the outcome of these lawsuits or estimate a range of reasonably possible losses, if any.

In 2013, PPL's power plants emitted approximately 62 million tons of carbon dioxide compared with 70 million tons in 2012.  The totals reflect 26 million tons from PPL Energy Supply, and 17 million tons and 19 million tons from LG&E's and KU's generating fleets.  All tons are U.S. short tons (2,000 pounds/ton).

Renewable Energy Legislation (All Registrants)

There has been interest in renewable energy legislation at both the state and federal levels.  Federal legislation on renewable energy is not expected to be enacted this year.  In Pennsylvania, bills were introduced calling for an increase in AEPS Tier 1 obligations and to create a $25 million permanent funding program for solar generation.  Bills (SB 1171 and HB 100) were also introduced to add natural gas as a qualified AEPS resource, and another bill (HB 1912) would repeal the AEPS Act entirely.  A bill adding new hydropower to Montana's renewable portfolio standard was enacted with an effective date of October 1, 2013.  An interim legislative committee in Montana is reviewing the state's RPS.  PPL and PPL Energy Supply cannot predict at this time whether the committee will recommend any changes to existing laws.  In Maryland, bills have been introduced in the 2014 session to double the state's RPS requirement from 20% to 40% and provide exceptions for specific types of energy sources.

The Registrants believe there are financial, regulatory and logistical uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply and downward pressure on energy prices that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

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

A coalition of environmental groups and two CCR recycling companies have filed lawsuits against the EPA seeking a deadline for final rulemaking and, in settlement of that litigation, the EPA has agreed to issue its final rulemaking by the end of 2014.

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

Trimble County Landfill Permit (PPL, LKE, LG&E and KU)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle coal combustion residuals generated at the Trimble County plant.  After extensive review of the permit application in May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave.  After assessing additional options for managing coal combustion residuals, in January 2014, LG&E submitted to the Kentucky Division of Waste Management a landfill permit application for an alternate site adjacent to the plant.  PPL, LKE, LG&E and KU are unable to determine the precise impact of this matter until a landfill permit is issued and any resulting legal challenges are concluded.

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

(All Registrants except PPL Electric)

Clean Water Act 316(b)

The EPA published proposed rule 316(b) for existing facilities in April 2011.  The EPA has been evaluating the comments it received to the proposed rule and meeting with industry groups to discuss options.  The proposed rule contains two requirements to reduce impact to aquatic organisms at cooling water intake structures.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens (impingement) regardless of the levels of mortality actually occurring or the cost to achieve the standards.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms pulled through a plant's cooling water system (entrainment).  A form of cost-benefit analysis is allowed for this second requirement involving a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  The final rule is expected by April 17, 2014.  Until the final rule is issued, PPL, PPL Energy Supply, LKE, LG&E and KU cannot estimate a range of reasonably possible costs, if any, that would be required to comply with such a regulation.

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities, if finalized.  The EPA has indicated that it will coordinate these regulations with the regulation of CCRs discussed above.  The proposal contains alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU worked with industry groups to comment on the proposed regulation on September 20, 2013.  The final regulation is expected to be issued in May 2014 but it may be delayed.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, certain states and environmental groups (including Pennsylvania and Kentucky) are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all or some PCB-containing equipment.  The EPA is planning to propose the revised regulations in November 2014.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

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

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  In December 2013, PPL

Generation subsidiaries reached an agreement of sale for one of the two pumping mine sites and the passive wetlands treatment system at the third site.  Once these sales are finalized and responsibilities are transferred to the new owner, subject to regulatory agency approvals, PPL Generation subsidiaries will no longer be responsible for operating and maintaining these two sites.  At December 31, 2013, PPL Energy Supply had accrued a discounted liability of $21 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted-average rate used was 8.21%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2014 through 2018, and $107 million for work after 2018.

From time to time, PPL Energy Supply, PPL Electric, LG&E and KU undertake remedial action in response to spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on these Registrants' operations.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  Effective September 10, 2013, the liability limit per incident was $13.6 billion for such claims which is funded by insurance coverage from American Nuclear Insurers (ANI) and an industry assessment program.

Under the industry assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act as amended, PPL Susquehanna could be assessed up to $255 million per incident, payable at $38 million per year.

Additionally, PPL Susquehanna purchases property insurance programs from NEIL, an industry mutual insurance company of which PPL Susquehanna is a member.  Effective April 1, 2013, facilities at the Susquehanna plant are insured against property damage losses up to $2.50 billion.  PPL Susquehanna also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, PPL Susquehanna could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  Effective April 1, 2013, this maximum assessment was $46 million.

Labor Unions (All Registrants)

In 2014, certain labor agreement negotiations are scheduled to begin or have begun.  For PPL, PPL Energy Supply and PPL Electric, negotiations with the IBEW commenced in January 2014.  The current agreement expires in May 2014.  For LG&E, negotiations with the IBEW will begin in October 2014.  The current agreement expires in November 2014.  For KU, the agreement with the IBEW includes a wage reopener in July 2014 and the current agreement expires in August 2015.  Additionally, KU's negotiations with the United Steelworkers of America labor union will begin in July 2014 and the current agreement expires in August 2014.  The Registrants cannot predict the outcome of the union labor negotiations.

The labor agreements expiring in 2014 covered the following employees at December 31, 2013:

	Number of Employees	Percent of Total Workforce

PPL	3,755	20%
PPL Energy Supply	1,190	24%
PPL Electric	1,419	63%
LKE	774	22%
LG&E	701	70%
KU	73	7%

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

(All Registrants)

The table below details guarantees provided as of December 31, 2013.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  The total recorded liability at December 31, 2013 and 2012 was $26 million and $24 million for PPL and $19 million and $20 million for LKE.  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	December 31, 2013		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$12	(b)	2017 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	127	(c)

PPL Energy Supply
Letters of credit issued on behalf of affiliates	29	(d)	2014 - 2015
Indemnifications for sales of assets	250	(e)	2025
Guarantee of a portion of a divested unconsolidated entity's debt	22	(f)	2018

PPL Electric
Guarantee of inventory value	27	(g)	2017

LKE
Indemnification of lease termination and other divestitures	301	(h)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(i)

(a)
Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition.  A cross indemnity has been received from the seller on the tax issue.  The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.

(b)
Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process.  The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases where the agreements provide for specific limits.

In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters or have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees.  Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.
(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members.  Costs are allocated to the members and can be reallocated if an existing member becomes insolvent.  At December 31, 2013, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis

(e)
Indemnifications are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits.

(f)
Relates to a guarantee of one-third of the divested entity's debt.  The purchaser provided a cross-indemnity, secured by a lien on the purchaser's stock of the divested entity.  The exposure noted reflects principal only.

(g)
A third party logistics firm provides inventory procurement and fulfillment services.  The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

(h)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  A decision in the appellate matter may occur during 2014.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  In the second quarter of 2012, LKE adjusted its estimated liability for certain of these indemnifications by $9 million ($5 million after-tax), which is reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.  The adjustment was recorded in the Kentucky Regulated segment for PPL.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

(i)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts currently included within a demand charge designed to cover these costs over the term of the contract.  LKE's proportionate share of OVEC's outstanding debt was $129 million at December 31, 2013, consisting of LG&E's share of $89 million and KU's share of $40 million.  The maximum exposure and the expiration date of these potential obligations are not presently determinable.  See "Energy Purchases Commitments" above for additional information on the OVEC power purchase contract.

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

16.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generating supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales and purchases between PPL EnergyPlus and PPL Electric are included in the Statements of Income as "Unregulated wholesale energy to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $20 million at December 31, 2013.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 1 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At December 31, 2013, PPL Energy Supply had a net credit exposure of $28 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Wholesale Sales and Purchases (LG&E and KU)

LG&E and KU jointly dispatch their generation units with the lowest cost generation used to serve their retail customers.  When LG&E has excess generation capacity after serving its own retail customers and its generation cost is lower than that of KU, KU purchases electricity from LG&E.  When KU has excess generation capacity after serving its own retail customers and its generation cost is lower than that of LG&E, LG&E purchases electricity from KU.  These transactions are reflected in the Statements of Income as "Electric revenue from affiliate" and "Energy purchases from affiliate" and are recorded at a price equal to the seller's fuel cost.  Savings realized from such intercompany transactions are shared equally between both companies.  The volume of energy each company has to sell to the other is dependent on its retail customers' needs and its available generation.

Support Costs (All Registrants except PPL)

Both PPL Services and LKS provide the respective PPL and LKE subsidiaries with administrative, management and support services. Where applicable, the costs of these services are charged to the respective subsidiaries as direct support costs.  General costs that cannot be directly attributed to a specific subsidiary are allocated and charged to the respective subsidiaries as indirect support costs.  PPL Services uses a three-factor methodology that includes the subsidiaries' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information.  PPL Services and LKS charged the following amounts for the years ended December 31, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	2013	2012	2011

PPL Energy Supply from PPL Services	$218	$212	$189
PPL Electric from PPL Services	146	157	145
LKE from PPL Services	15	15	16
LG&E from LKS	216	186	190
KU from LKS	207	161	204

LG&E and KU also provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary periodically holds revolving lines of credit and demand notes from certain affiliates.  No balance was outstanding at December 31, 2013 and 2012.  Interest earned on these revolving facilities is included in "Interest Income from Affiliates" on the Statement of Income.  Interest earned on borrowings was not significant for 2013 and 2012.  For 2011, interest earned on borrowings was $8 million, which was primarily attributable to borrowings by PPL Energy Funding with an interest rate of 3.77%.

(PPL Electric)

A PPL Electric subsidiary periodically holds revolving demand notes from certain affiliates.  At December 31, 2013, $150 million was outstanding and was reflected in "Notes receivable from affiliate" on the Balance Sheet.  No balance was outstanding at December 31, 2012.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowing at December 31, 2013, was 1.92%.  Interest earned on these revolving facilities was not significant for 2013, 2012 and 2011.

(LKE)

LKE maintains a revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  In October 2013, the revolving line of credit was reduced by $75 million and the limit as of December 31, 2013 was $225 million. The interest rates on borrowings are equal to one-month LIBOR plus a spread.  No balance was outstanding at December 31, 2013. At December 31, 2012, $25 million was outstanding and was reflected in "Notes payable with affiliates" on the Balance Sheet.  The interest rate on the outstanding borrowing at December 31, 2012 was 1.71%.  Interest on the revolving line of credit was not significant for 2013 or 2012.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. At December 31, 2013, $70 million was outstanding and was reflected in "Notes receivable from affiliates" on the Balance Sheet. No balance was outstanding at December 31, 2012. The interest rate on the loan based on the PPL affiliate's credit rating is currently equal to one-month LIBOR plus a spread. The interest rate on the outstanding borrowing at December 31, 2013 was 2.17%. Interest income on this note was not significant for 2013 or 2012.

Intercompany Derivatives (LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL.  These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties.  See Note 19 for additional information on intercompany derivatives.

(PPL Energy Supply)

Trademark Royalties

A PPL subsidiary owned PPL trademarks and billed certain affiliates for their use under a licensing agreement.  This agreement was terminated in December 2011.  PPL Energy Supply was charged $40 million of license fees in 2011.  These charges were primarily included in "Other operation and maintenance" on the Statement of Income.

Distribution of Interest in PPL Global to Parent

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 9 for additional information.

Other (All Registrants except PPL)

See Note 1 for discussions regarding the intercompany tax sharing agreement and Note 7 for a discussion regarding capital transactions by PPL Energy Supply, PPL Electric, LKE, LG&E and KU.  For PPL Energy Supply, PPL Electric and LKE, see Note 1 for discussions regarding intercompany allocations of stock-based compensation expense.  For PPL Energy Supply, PPL Electric, LG&E and KU, see Note 13 for discussions regarding intercompany allocations associated with defined benefits.

17. Other Income (Expense) - net

(All Registrants)

The breakdown of "Other Income (Expense) - net" for the years ended December 31 was:

	PPL			PPL Energy Supply
	2013	2012	2011	2013	2012	2011
Other Income
Earnings on securities in NDT funds	$23	$22	$24	$23	$22	$24
Interest income	3	5	7		1	1
AFUDC - equity component	10	10	7
Net hedge gains associated with the 2011 Bridge Facility (a)			55
Earnings (losses) from equity method investments		(8)	1
Gain on redemption of debt (b)			22
Miscellaneous - Domestic	18	11	10	14	5	6
Miscellaneous - U.K.		2	1
Total Other Income	54	42	127	37	28	31
Other Expense
Economic foreign currency exchange contracts (Note 19)	38	52	(10)
Charitable contributions	25	10	9	4	3	3
WPD Midlands acquisition-related costs (Note 10)			34
Foreign currency loss on 2011 Bridge Facility			57
U.K. stamp duty tax (Note 10)			21
Miscellaneous - Domestic	12	16	9	3	7	5
Miscellaneous - U.K.	2	3	3
Total Other Expense	77	81	123	7	10	8
Other Income (Expense) - net	$(23)	$(39)	$4	$30	$18	$23

(a)	Represents a gain on foreign currency contracts that hedged the repayment of the 2011 Bridge Facility borrowing.
(b)
In July 2011, as a result of PPL Electric's redemption of 7.125% Senior Secured Bonds due 2013, PPL recorded a gain on the accelerated amortization of the fair value adjustment to the debt recorded in connection with previously settled fair value hedges.

For PPL Electric, "Other Income (Expense) - net" for 2013, 2012 and 2011 was primarily the equity component of AFUDC.  The components of "Other Income (Expense) - net" for 2013 for LKE, LG&E and KU were not significant.  "Other Income (Expense) - net" for 2012 for LKE and KU were primarily losses from an equity method investment.  The components of "Other Income (Expense) - net" for 2012 for LG&E were not significant. The components of "Other Income (Expense) - net" for 2011 for LKE, LG&E and KU were not significant.

18.  Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During 2013 and 2012, there were no transfers between Level 1 and Level 2.  See Note 1 for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,102	$1,102			$901	$901
Restricted cash and cash equivalents (a)	156	156			135	135
Price risk management assets:
Energy commodities	1,188	3	$1,123	$62	2,068	2	$2,037	$29
Interest rate swaps	91		91		15		15
Cross-currency swaps					14		13	1
Total price risk management assets	1,279	3	1,214	62	2,097	2	2,065	30

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
NDT funds:
Cash and cash equivalents	14	14			11	11
Equity securities
U.S. large-cap	547	409	138		412	308	104
U.S. mid/small-cap	81	33	48		60	25	35
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	6		6		9		9
Municipality	77		77		82		82
Investment-grade corporate	38		38		40		40
Other	5		5		3		3
Receivables (payables), net	1	(1)	2			(2)	2
Total NDT funds	864	550	314		712	437	275
Auction rate securities (b)	19			19	19		3	16
Total assets	$3,420	$1,811	$1,528	$81	$3,864	$1,475	$2,343	$46

Liabilities
Price risk management liabilities:
Energy commodities	$1,070	$4	$1,028	$38	$1,566	$2	$1,557	$7
Interest rate swaps	36		36		80		80
Foreign currency contracts	106		106		44		44
Cross-currency swaps	32		32		4		4
Total price risk management liabilities	$1,244	$4	$1,202	$38	$1,694	$2	$1,685	$7

PPL Energy Supply
Assets
Cash and cash equivalents	$239	$239			$413	$413
Restricted cash and cash equivalents (a)	85	85			63	63
Price risk management assets:
Energy commodities	1,188	3	$1,123	$62	2,068	2	$2,037	$29
Total price risk management assets	1,188	3	1,123	62	2,068	2	2,037	29
NDT funds:
Cash and cash equivalents	14	14			11	11
Equity securities
U.S. large-cap	547	409	138		412	308	104
U.S. mid/small-cap	81	33	48		60	25	35
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	6		6		9		9
Municipality	77		77		82		82
Investment-grade corporate	38		38		40		40
Other	5		5		3		3
Receivables (payables), net	1	(1)	2			(2)	2
Total NDT funds	864	550	314		712	437	275
Auction rate securities (b)	16			16	16		3	13
Total assets	$2,392	$877	$1,437	$78	$3,272	$915	$2,315	$42

Liabilities
Price risk management liabilities:
Energy commodities	$1,070	$4	$1,028	$38	$1,566	$2	$1,557	$7
Total price risk management liabilities	$1,070	$4	$1,028	$38	$1,566	$2	$1,557	$7
PPL Electric
Assets
Cash and cash equivalents	$25	$25	$140	$140
Restricted cash and cash equivalents (c)	12	12	13	13
Total assets	$37	$37	$153	$153

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
LKE
Assets
Cash and cash equivalents	$35	$35			$43	$43
Restricted cash and cash equivalents (d)	22	22			32	32
Price risk management assets:
Interest rate swaps					14		$14
Total price risk management assets					14		14
Total assets	$57	$57			$89	$75	$14

Liabilities
Price risk management liabilities:
Interest rate swaps	$36		$36		$58		$58
Total price risk management liabilities	$36		$36		$58		$58

LG&E
Assets
Cash and cash equivalents	$8	$8		$22	$22
Restricted cash and cash equivalents (d)	22	22		32	32
Price risk management assets:
Interest rate swaps				7		$7
Total price risk management assets				7		7
Total assets	$30	$30		$61	$54	$7

Liabilities
Price risk management liabilities:
Interest rate swaps	$36		$36	$58		$58
Total price risk management liabilities	$36		$36	$58		$58

KU
Assets
Cash and cash equivalents	$21	$21		$21	$21
Price risk management assets:
Interest rate swaps				7		$7
Total price risk management assets				7		7
Total assets	$21	$21		$28	$21	$7

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and the long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the years ended December 31 is as follows:

	PPL
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction	Cross-
	Commodities,	Rate	Currency
	net	Securities	Swaps	Total
2013
Balance at beginning of period	$22	$16	$1	$39
Total realized/unrealized gains (losses)
Included in earnings	(5)			(5)
Included in OCI (a)			1	1
Sales	(2)			(2)
Settlements	(3)			(3)
Transfers into Level 3	10	3	3	16
Transfers out of Level 3	2		(5)	(3)
Balance at end of period	$24	$19	$	$43

	PPL
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction	Cross-
	Commodities,	Rate	Currency
	net	Securities	Swaps	Total
2012
Balance at beginning of period	$13	$24	$4	$41
Total realized/unrealized gains (losses)
Included in earnings	2		(1)	1
Included in OCI (a)	1		1	2
Sales		(5)		(5)
Settlements	(13)			(13)
Transfers into Level 3	8			8
Transfers out of Level 3	11	(3)	(3)	5
Balance at end of period	$22	$16	$1	$39

(a)
"Energy Commodities" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 for the years ended December 31 is as follows:

	PPL Energy Supply
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Energy	Auction
	Commodities,	Rate
	net	Securities	Total
2013
Balance at beginning of period	$22	$13	$35
Total realized/unrealized gains (losses)
Included in earnings	(5)		(5)
Sales	(2)		(2)
Settlements	(3)		(3)
Transfers into Level 3	10	3	13
Transfers out of Level 3	2		2
Balance at end of period	$24	$16	$40

2012
Balance at beginning of period	$13	$19	$32
Total realized/unrealized gains (losses)
Included in earnings	2		2
Included in OCI (a)	1		1
Sales		(3)	(3)
Settlements	(13)		(13)
Transfers into Level 3	8		8
Transfers out of Level 3	11	(3)	8
Balance at end of period	$22	$13	$35

(a)	"Energy Commodities" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	December 31, 2013
	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$36	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	10% - 100% (86%)
Full-requirement sales contracts (c)	(12)	Discounted cash flow	Proprietary model	100% (100%)

Auction rate securities (f)	19	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

	December 31, 2013
	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$36	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	10% - 100% (86%)
Full-requirement sales contracts (c)	(12)	Discounted cash flow	Proprietary model	100% (100%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

	December 31, 2012
	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (d)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (e)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	54% - 74% (64%)

Cross-currency swaps (g)	1	Discounted cash flow	Credit valuation adjustment	22% (22%)

PPL Energy Supply
Energy commodities
Retail natural gas sales contracts (b)	$24	Discounted cash flow	Observable wholesale prices used as proxy for retail delivery points	21% - 100% (75%)
Power sales contracts (d)	(4)	Discounted cash flow	Proprietary model used to calculate forward basis prices	24% (24%)
FTR purchase contracts (e)	2	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)

Auction rate securities (f)	13	Discounted cash flow	Modeled from SIFMA Index	57% - 74% (65%)

(a)
For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.  For cross-currency swaps, the range and weighted average represent the percentage decrease in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.

(b)	As the forward price of natural gas increases/(decreases), the fair value of contracts (decreases)/increases.
(c)
As forward market prices increase/(decrease), the fair value of contracts (decreases)/increases.  As the volumetric assumptions for full-requirement sales contracts in a gain position increase/(decrease), the fair value of contracts increases/(decreases).  As the volumetric assumptions for full-requirement sales contracts in a loss position increase/(decrease), the fair value of contracts (decreases)/increases.

(d)	As the forward price of basis increases/(decreases), the fair value of contracts (decreases)/increases.
(e)	As the forward implied spread increases/(decreases), the fair value of contracts increases/(decreases).
(f)
The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

(g)
The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates.  As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the years ended December 31 were reported in the Statements of Income as follows:

									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated		Unregulated Retail				Energy		Interest
	Wholesale Energy		Energy		Fuel		Purchases		Expense
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
PPL
Total gains (losses) included in earnings	$(36)	$(19)	$25	$26	$3		$3	$(5)		$(1)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	(23)	(3)	24	29			1	1

									Cross-Currency
	Energy Commodities, net								Swaps

	Unregulated		Unregulated Retail				Energy		Interest
	Wholesale Energy		Energy		Fuel		Purchases		Expense
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
PPL Energy Supply
Total gains (losses) included in earnings	(36)	(19)	25	26	3		3	(5)
Change in unrealized gains (losses) relating to
positions still held at the reporting date	(23)	(3)	24	29			1	1

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative contracts, which are valued using the market approach and are classified as Level 1.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, implied volatilities, implied correlations and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options, and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  For PPL, the primary reason for the transfers during 2012 and 2013 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

(PPL and PPL Energy Supply)

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

•	The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets.

•
The fair value measurements of investments in commingled equity funds are classified as Level 2.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

The fair value of debt securities is generally measured using a market approach, including the use of pricing models, which incorporate observable inputs.  Common inputs include benchmark yields, reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as monthly payment data, future predicted cash flows, collateral performance and new issue data.

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

Nonrecurring Fair Value Measurements (All Registrants except PPL Electric and LG&E)

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in asset impairments.

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 2	Level 3	Loss (b)
PPL and PPL Energy Supply
Corette plant and emission allowances:
2013	$65			$65
RECs (c):
2011	6	$1		5
PPL, LKE and KU
Equity investment in EEI:
2012	25			25

(a)	Represents carrying value before fair value measurement.
(b)
The loss on the Corette plant and emission allowances was recorded in the Supply segment and included in "Other operation and maintenance" on the Statement of Income.  The loss on the EEI investment was recorded in the Kentucky Regulated segment and included in "Other-Than-Temporary Impairments" on the Statement of Income.  Losses on RECs were recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.

(c)	Current and long-term RECs are included in "Other current assets" and "Other intangibles" in their respective areas on the Balance Sheets.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average)

PPL and PPL Energy Supply
Corette plant and emission allowances:
December 31, 2013	$	Discounted cash flow	Long-term forward price curves and capital expenditure projections	100% (100%)

PPL, LKE and KU
Equity investment in EEI:
December 31, 2012	$	Discounted cash flow	Long-term forward price curves and capital expenditure projections	100% (100%)

(PPL and PPL Energy Supply)

Corette Plant and Emission Allowances

During the fourth quarter 2013, PPL Montana recorded an impairment loss on the Corette plant and related emission allowances.  In connection with the completion of its annual business planning process that included revised long-term power and gas price assumptions and other factors, PPL Energy Supply has now determined that it is less likely that the Corette plant will restart after operations are suspended no later than April 2015. PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows to assess the fair value of the Corette asset group.  Assumptions used in the fair value assessment were forward energy prices, expectations for demand for energy in Corette's market, and expected operation and maintenance and capital expenditures that were consistent with assumptions used in the business planning process.  Through this analysis, PPL Energy Supply determined the fair value of the asset group to be negligible.

The assets were valued by the PPL Energy Supply Financial Department, which reports to the President of PPL Energy Supply.  Accounting personnel, who report to the Chief Financial Officer, interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

RECs

Due to declines in forecasted full-requirement obligations in certain markets as well as declines in market prices, PPL Energy Supply assessed the recoverability of certain RECs not expected to be used.  Observable market prices (Level 2) were used to value the RECs.

Equity Investment in EEI (PPL, LKE and KU)

During the fourth quarter 2012, KU recorded an other-than-temporary decline in the value of its equity investment in EEI.  KU performed an internal analysis using an income approach based on discounted cash flows to assess the current fair value of its investment based on several factors.  KU considered the following factors:  long-dated forward power and fuel price curves, the cost of compliance with environmental standards, and the majority owner and operator's announcement in the fourth quarter 2012 to exit from the merchant generation business.  Assumptions used in the fair value assessment were forward energy price curves, expectations for capacity (demand) for energy in EEI's market, and expected capital expenditures used in the calculation that were comparable to assumptions used by KU for internal budgeting and forecasting purposes.  Through this analysis, KU determined the fair value to be zero.

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

	December 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$21	$22	$105	$106
Long-term debt	20,907	22,177	19,476	21,671
PPL Energy Supply
Long-term debt	2,525	2,658	3,272	3,556
PPL Electric
Long-term debt	2,315	2,483	1,967	2,333
LKE
Long-term debt	4,565	4,672	4,075	4,423
LG&E
Long-term debt	1,353	1,372	1,112	1,178
KU
Long-term debt	2,091	2,155	1,842	2,056

(a)	Included in "Other current liabilities" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

(All Registrants)

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 19 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

(PPL)

At December 31, 2013, PPL had credit exposure of $1.0 billion from energy trading partners, excluding the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL's credit exposure was reduced to $539 million.  The top ten counterparties including their affiliates accounted for $281 million, or 52%, of this exposure.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 95% of the top ten exposures.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.

(PPL Energy Supply)

At December 31, 2013, PPL Energy Supply had credit exposure of $1.0 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, this credit exposure was reduced to $536 million.  The top ten counterparties including their affiliates accounted for $281 million, or 52%, of this exposure.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 95% of the top ten exposures.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.  See Note 16 for information regarding the related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved recovery mechanism is anticipated to substantially eliminate this exposure.

(LKE, LG&E and KU)

At December 31, 2013, LKE's, LG&E's and KU's credit exposure was not significant.

19.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses and daily portfolio reporting, including open positions, determinations of fair value and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks.  Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

The table below summarizes the market risks that affect PPL and its Subsidiary Registrants.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU
Commodity price risk (including basis and
volumetric risk)	X	X	M	M	M	M
Interest rate risk:
Debt issuances	X	X	M	M	M	M
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Equity securities price risk:
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Future stock transactions	X
Foreign currency risk - WPD investment and
earnings	X

X	= PPL and PPL Energy Supply actively mitigate market risks through their risk management programs described above.
M	= The regulatory environments for PPL's regulated entities, by definition, significantly mitigate market risk.

Commodity price risk

•	PPL is exposed to commodity price risk through its domestic subsidiaries as described below. Volumetric risk is significantly mitigated at WPD as a result of the method of regulation in the U.K.

•
PPL Energy Supply is exposed to commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

•
PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•
LG&E's and KU's rates include certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates in connection with future debt issuances.

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

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments and earnings in U.K. affiliates.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL Energy Supply is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, financial institutions, other wholesale customers and retail customers.

LKE and LG&E are exposed to credit risk from interest rate derivatives with third-party financial institutions.

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

PPL and its subsidiaries have credit policies in place to manage credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions and the use of master netting agreements or provisions.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.  See Note 18 for credit concentration associated with energy trading partners.

Master Netting Arrangements

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $9 million and $112 million at December 31, 2013 and 2012.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at December 31, 2013 and 2012.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $22 million and $32 million at December 31, 2013 and 2012.

PPL Energy Supply, PPL Electric and KU had not posted any cash collateral under master netting arrangements at December 31, 2013 and 2012.

See "Offsetting Derivative Investments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

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

PPL Energy Supply maximizes the value of its unregulated wholesale and unregulated retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 7,369 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,309 MW (summer rating) of natural gas and oil-fired generation.  PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The strategies that PPL Energy Supply uses to hedge its full-requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts are non-derivatives or NPNS is elected and therefore they are not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their non-trading activities into two categories:  cash flow hedges and economic activity as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  Certain cash flow hedge positions were dedesignated during 2013 and 2012 and the unamortized portion remained in AOCI because the original forecasted transaction is still expected to occur.  There were no active cash flow hedges at December 31, 2013.  At December 31, 2013, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $25 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  For 2013, there were no reclassifications, while in 2012 and 2011, such reclassifications were insignificant.

For 2013 and 2012, hedge ineffectiveness associated with energy derivatives was insignificant.  For 2011, hedge ineffectiveness associated with energy derivatives was an after-tax gain (loss) of $(22) million.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity would also include the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at December 31, 2013 range in maturity through 2019.

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

The net fair value of economic positions at December 31, 2013 and December 31, 2012 was a net asset (liability) of $107 million and $346 million for PPL and PPL Energy Supply.  The unrealized gains (losses) for economic activity were as follows.

	2013	2012	2011
Operating Revenues
Unregulated wholesale energy	$(721)	$(311)	$1,407
Unregulated retail energy	12	(17)	31
Operating Expenses
Fuel	(4)	(14)	6
Energy purchases	586	442	(1,123)

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Unregulated wholesale energy" on the Statements of Income, were insignificant for 2013, 2012 and 2011.

Commodity Volumes

At December 31, 2013, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2014	2015	2016	Thereafter

Power	MWh	(33,278,963)	(14,421,817)	4,348,927	18,931,370
Capacity	MW-Month	(19,575)	(3,929)	501	9
Gas	MMBtu	25,869,617	(33,082,289)	19,082,945	(9,202,403)
Coal	Tons	495,900
FTRs	MW-Month	9,581	1,705
Oil	Barrels	150,000	380,869	274,137	101,261

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At December 31, 2013, outstanding interest rate swap contracts range in maturity through 2044 for PPL's domestic interest rate swaps.  These swaps had an aggregate notional value of $1.3 billion at December 31, 2013.

At December 31, 2013, PPL held a notional position in cross-currency interest rate swaps totaling $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For 2013 and 2012, hedge ineffectiveness associated with interest rate derivatives was insignificant.  For 2011, hedge ineffectiveness associated with these derivatives resulted in a net after-tax gain (loss) of $(9) million, which included a gain (loss) of $(4) million attributable to certain interest rate swaps that failed hedge effectiveness testing during the second quarter of 2011.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had no such reclassifications for 2013, 2012 and 2011.

At December 31, 2013, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(10) million.  Amounts are reclassified as the hedged interest payments are made.

(LKE, LG&E and KU)

In November 2012 and April 2013, LG&E and KU entered into forward-starting interest rate swaps with PPL that hedged the interest payments on new debt that was expected to be issued in 2013.  In September 2013, these hedges were terminated and LG&E and KU entered into new forward-starting interest rate swaps with PPL, effectively extending the start date of the prior hedges from September 2013 to December 2013.  All of these swaps had terms identical to forward-starting swaps entered into by PPL with third parties.  New debt totaling $500 million was issued in November 2013 (LG&E and KU each issued $250 million) and the hedges issued in September were terminated in November 2013.  Net cash settlements of $86 million (LG&E and KU each received $43 million) were received on the swaps that were terminated in September and November, which are included in "Cash Flows from Operating Activities" on the Statement of Cash Flows.  Realized gains and losses on these swaps are probable of recovery through regulated rates; as such, the net settlements were reclassified from AOCI to regulatory liabilities and are being recognized in "Interest Expense" on the Statements of Income over the life of the newly issued debt.  For 2013, there was no hedge ineffectiveness recorded for the interest rate derivatives.

Fair Value Hedges

(PPL)

PPL is exposed to changes in the fair value of its debt portfolio.  To manage this risk, financial contracts may be entered into to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  In July 2012, contracts held by PPL that ranged in maturity through 2047 and had a notional value of $99 million were canceled without penalties by the counterparties. PPL did not hold any such contracts at December 31, 2013 or 2012.  PPL did not recognize gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness or from hedges of debt issuances that no longer qualified as fair value hedges for 2013, 2012 and 2011.

In 2011, PPL Electric redeemed $400 million of 7.125% Senior Secured Bonds due 2013.  As a result of this redemption, PPL recorded a gain (loss) of $22 million, or $14 million after tax, for 2011 in "Other Income (Expense) - net" on the Statement of Income as a result of accelerated amortization of the fair value adjustments to the debt in connection with previously settled fair value hedges.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At December 31, 2013, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

Foreign Currency Risk

(PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates.  PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at December 31, 2013 had a notional amount of £301 million (approximately $477 million based on contracted rates).  The settlement dates of these contracts range from May 2014 through December 2015.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into GBP intercompany loans payable with PPL WEM subsidiaries that have GBP functional currency.  The loans qualify as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loans for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of OCI.  At December 31, 2013, the outstanding balances of the intercompany loans were £42 million (approximately $69 million based on spot rates).  For 2013 and 2012, PPL recognized insignificant amounts of net investment hedge after-tax gains (losses) on the intercompany loans in the foreign currency translation adjustment component of OCI.

At December 31, 2013 and 2012, PPL had an insignificant amount and $14 million of accumulated net investment hedge after-tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At December 31, 2013, the total exposure hedged by PPL was approximately £1.4 billion (approximately $2.3 billion based on contracted rates).  These contracts had termination dates ranging from January 2014 through December 2015.

In anticipation of the repayment of a portion of the GBP-denominated borrowings under the 2011 Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of U.S. dollar-denominated senior notes, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  When these trades were settled in April 2011, PPL recorded $55 million of pre-tax, net gains (losses) in "Other Income (Expense) - net" on the Statement of Income.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for PPL and PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the change in fair value of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2013 and 2012.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$82			$4	$14	$22		$5
Cross-currency swaps		$4				3
Foreign currency
contracts		16		55		2		23
Commodity contracts			$860	750	59		$1,452	1,010
Total current	82	20	860	809	73	27	1,452	1,038
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	9			32	1			53
Cross-currency swaps		28			14	1
Foreign currency
contracts		4		31				19
Commodity contracts			328	320	27		530	556
Total noncurrent	9	32	328	383	42	1	530	628
Total derivatives	$91	$52	$1,188	$1,192	$115	$28	$1,982	$1,666

(a)	Represents the location on the Balance Sheets
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities.

Derivatives in	Hedged Items in	Location of Gain
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	Gain (Loss) Recognized	Gain (Loss) Recognized
Relationships	Relationships	in Income	in Income on Derivative	in Income on Related Item
2012
Interest rate swaps	Fixed rate debt	Interest Expense		$3
2011
Interest rate swaps	Fixed rate debt	Interest Expense	$2	25
		Other Income (Expense) - net		22

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain		Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Location of Gain (Loss)	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	Recognized in Income	(Effective Portion)	Effectiveness Testing)
2013
Cash Flow Hedges:
Interest rate swaps	$127	Interest Expense	$(20)
Cross-currency swaps	(41)	Other Income (Expense) - net	(28)
		Interest Expense	1
Commodity contracts		Unregulated wholesale energy	263	$1
		Energy purchases	(58)
		Depreciation	2
		Other	3
Total	$86		$163	$1
Net Investment Hedges:
Foreign currency contracts	$(14)

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain		Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Location of Gain (Loss)	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	Recognized in Income	(Effective Portion)	Effectiveness Testing)
2012
Cash Flow Hedges:
Interest rate swaps	$(28)	Other income (Expense) - net	$1
		Interest Expense	(18)

Cross-currency swaps	(15)	Other Income (Expense) - net	(23)
		Interest Expense	(2)
Commodity contracts	114	Unregulated wholesale energy	891	$(1)
		Energy purchases	(139)	(2)
		Depreciation	2
Total	$71		$712	$(3)
Net Investment Hedges:
Foreign currency contracts	$(7)

2011
Cash Flow Hedges:
Interest rate swaps	$(55)	Interest Expense	$(13)	$(13)
Cross-currency swaps	(35)	Other Income (Expense) - net	29
		Interest Expense	5

Commodity contracts	431	Unregulated wholesale energy	835	(39)
		Fuel	1
		Energy purchases	(243)	1
		Depreciation	2
Total	$341		$616	$(51)
Net Investment Hedges:
Foreign currency contracts	$6

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivatives	2013	2012	2011

Foreign currency contracts	Other Income (Expense) - net	$(38)	$(52)	$65
Interest rate swaps	Interest Expense	(8)	(8)	(8)
Commodity contracts	Utility			(1)
	Unregulated wholesale energy	(85)	1,199	1,600
	Unregulated retail energy	25	30	39
	Fuel	2		(1)
	Energy purchases	130	(965)	(1,493)
	Total	$26	$204	$201

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2013	2012	2011

Interest rate swaps	Regulatory assets - noncurrent	$22	$1	$(26)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	2013	2012	2011

Interest rate swaps	Regulatory liabilities - noncurrent	$72	$14

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts			$860	$750	$59		$1,452	$1,010
Total current			860	750	59		1,452	1,010

	December 31, 2013				December 31, 2012
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts			328	320	27		530	556
Total noncurrent			328	320	27		530	556
Total derivatives			$1,188	$1,070	$86		$1,982	$1,566
(a)	Represents the location on the Balance Sheet.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI.  There were no gains (losses) on interest rate swaps for 2013 or 2012.

Derivatives in	Hedged Items in	Location of Gain
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	Gain (Loss) Recognized	Gain (Loss) Recognized
Relationships	Relationships	in Income	in Income on Derivative	in Income on Related Item

2011
Interest rate swaps	Fixed rate debt	Interest Expense		$2

				Gain (Loss) Recognized
				in Income on Derivative
	Derivative Gain		Gain (Loss) Reclassified	(Ineffective Portion and
Derivative	(Loss) Recognized in	Location of Gain (Loss)	from AOCI into Income	Amount Excluded from
Relationships	OCI (Effective Portion)	Recognized in Income	(Effective Portion)	Effectiveness Testing)
2013
Cash Flow Hedges:
Commodity contracts		Unregulated wholesale energy	$263	$1
		Depreciation	2
		Energy purchases	(58)
Total			$207	$1

2012
Cash Flow Hedges:
Commodity contracts	$114	Unregulated wholesale energy	$891	$(1)
		Depreciation	2
		Energy purchases	(139)	(2)
Total	$114		$754	$(3)

2011
Cash Flow Hedges:
Commodity contracts	$431	Unregulated wholesale energy	$835	$(39)
		Fuel	1
		Energy purchases	(243)	1
		Depreciation	2
Total	$431		$595	$(38)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivatives	2013	2012	2011

Commodity contracts	Unregulated wholesale energy	$(85)	$1,199	$1,600
	Unregulated retail energy	25	30	39
	Fuel	2		(1)
	Energy purchases	130	(965)	(1,493)
	Total	$72	$264	$145

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps			$14

(a)	Represents the location on the Balance Sheet.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities.

Derivative Instruments	Location of Gain (Loss)	2013	2012	2011

Interest rate swaps	Regulatory liabilities - noncurrent	$72	$14

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps			$7

(a)	Represents the location on the balance sheet.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities.

Derivative Instruments	Location of Gain (Loss)	2013	2012	2011

Interest rate swaps	Regulatory liabilities - noncurrent	$36	$7

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps			$7

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities.

Derivative Instruments	Location of Gain (Loss)	2013	2012	2011

Interest rate swaps	Regulatory liabilities - noncurrent	$36	$7

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	December 31, 2013		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$4		$5
Total current		4		5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		32		53
Total noncurrent		32		53
Total derivatives		$36		$58

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets.

Derivative Instruments	Location of Gain (Loss)	2013	2012	2011

Interest rate swaps	Interest Expense	$(8)	$(8)	$(8)
Commodity contracts	Operating Revenues			(1)
	Total	$(8)	$(8)	$(9)

Derivative Instruments	Location of Gain (Loss)	2013	2012	2011

Interest rate swaps	Regulatory assets - noncurrent	$22	$1	$(26)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
December 31, 2013
PPL
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157
Treasury Derivatives	91	61		30	174	61	23	90
Total	$1,279	$973	$7	$299	$1,244	$973	$24	$247

PPL Energy Supply
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
December 31, 2013
LKE
Treasury Derivatives					$36		$20	$16

LG&E
Treasury Derivatives					$36		$20	$16

December 31, 2012
PPL
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144
Treasury Derivatives	29	19		10	128	19	30	79
Total	$2,097	$1,432	$111	$554	$1,694	$1,432	$39	$223

PPL Energy Supply
Energy Commodities	$2,068	$1,413	$111	$544	$1,566	$1,413	$9	$144

LKE
Treasury Derivatives	$14	$14	$58	$30	$28

LG&E
Treasury Derivatives	$7	$7	$58	$30	$28

KU
Treasury Derivatives	$7	$7

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E and KU or certain of their subsidiaries.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

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

At December 31, 2013, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit risk-related contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$245	$157	$26	$26
Aggregate fair value of collateral posted on these derivative instruments	41	19	22	22
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	214	147	6	6

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

20. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	U.K. Regulated		Kentucky Regulated		Supply		Total
	2013	2012	2013	2012	2013	2012	2013	2012
PPL
Balance at beginning of period (a)	$3,076	$3,032	$662	$662	$420	$420	$4,158	$4,114
Changes during the period (b)	67	44					67	44
Balance at end of period (a)	$3,143	$3,076	$662	$662	$420	$420	$4,225	$4,158

(a)	There were no accumulated impairment losses related to goodwill.
(b)	Primarily the effect of foreign currency exchange rates.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Contracts (a)	$408	$202	$408	$150
Land and transmission rights	331	117	284	113
Emission allowances/RECs (b)	16		17
Licenses and other (c)	305	45	287	39
Total subject to amortization	1,060	364	996	302

Not subject to amortization due to indefinite life:
Land and transmission rights	16		18
Easements (d)	239		220
Total not subject to amortization due to indefinite life	255		238
Total	$1,315	$364	$1,234	$302

(a)
Gross carrying amount includes the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  This is referred to as "regulatory offset" in the tables below.  See Note 6 for additional information.

(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(c)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  Amortization of these costs begins when the related asset is placed in service.  See Note 8 for additional information on the COLA.

(d)
Gross carrying amount includes $88 million, which represents the fair value at the acquisition date of easements recognized as a result of the 2011 acquisition of WPD Midlands.  See Note 10 for additional information.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization expense for the years ended December 31, excluding consumption of emission allowances/RECs of $23 million, $12 million, and $16 million in 2013, 2012 and 2011, was as follows:

	2013	2012	2011

Intangible assets with no regulatory offset	$10	$14	$25
Intangible assets with regulatory offset	51	47	87
Total	$61	$61	$112

Amortization expense for each of the next five years, excluding insignificant amounts for consumption of emission allowances/RECs, is estimated to be:

	2014	2015	2016	2017	2018

Intangible assets with no regulatory offset	$10	$10	$8	$8	$8
Intangible assets with regulatory offset	48	50	27	9	9
Total	$58	$60	$35	$17	$17

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Land and transmission rights	$17	$14	$17	$13
Emission allowances/RECs (a)	11		13
Licenses and other (b)	295	39	277	35
Total subject to amortization	$323	$53	$307	$48

(a)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.
(b)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  Amortization of these costs begins when the related asset is placed in service.  See Note 8 for additional information on the COLA.

Current intangible assets are included in "Other current assets" and long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense for the years ended December 31, excluding consumption of emission allowances/RECs of $23 million, $12 million, and $16 million in 2013, 2012, and 2011 was as follows:

	2013	2012	2011

Amortization expense	$5	$9	$20

Amortization expense and consumption of emission allowances/RECs is expected to be insignificant in future years.

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Land and transmission rights	$293	$102	$249	$99
Licenses and other	5	1	4	1
Total subject to amortization	298	103	253	100

Not subject to amortization due to indefinite life:
Land and transmission rights	16		18
Total	$314	$103	$271	$100

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was insignificant in 2013, 2012 and 2011 and is expected to be insignificant in future years.

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$269	$171	$269	$128
Land and transmission rights	20	2	18	1
Emission allowances (b)	4		4
OVEC power purchase agreement (c)	126	25	126	17
Total subject to amortization	$419	$198	$417	$146

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)
Represents the fair value at the acquisition date of emission allowances recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability is recorded related to these emission allowances, which is being amortized as the emission allowances are consumed, eliminating any income statement impact.  Consumption related to these emission allowances was insignificant in 2013 and in 2012.

(c)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL.  See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances, was as follows:

	2013	2012	2011

Intangible assets with no regulatory offset	$1		$1
Intangible assets with regulatory offset	51	$47	87
Total	$52	$47	$88

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2014	2015	2016	2017	2018

Intangible assets with regulatory offset	$48	$50	$27	$9	$9

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$124	$81	$124	$62
Land and transmission rights	7	1	8	1
Emission allowances (b)	1		1
OVEC power purchase agreement (c)	87	17	87	13
Total subject to amortization	$219	$99	$220	$76

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)
Represents the fair value at the acquisition date of emission allowances recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability is recorded related to these emission allowances, which is being amortized as the emission allowances are consumed, eliminating any income statement impact.  Consumption related to these emission allowances was insignificant in 2013 and in 2012.

(c)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL.  See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances, was as follows:

	2013	2012	2011

Intangible assets with no regulatory offset			$1
Intangible assets with regulatory offset	$23	$23	45
Total	$23	$23	$46

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2014	2015	2016	2017	2018

Intangible assets with regulatory offset	$23	$24	$13	$6	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2013		December 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Coal contracts (a)	$145	$90	$145	$66
Land and transmission rights	13	1	10
Emission allowances (b)	3		3
OVEC power purchase agreement (c)	39	8	39	4
Total subject to amortization	$200	$99	$197	$70

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability was recorded related to these contracts, which is being amortized over the same period as the intangible assets, eliminating any income statement impact.  See Note 6 for additional information.

(b)
Represents the fair value at the acquisition date of emission allowances recognized as a result of the 2010 acquisition by PPL.  An offsetting regulatory liability is recorded related to these emission allowances, which is being amortized as the emission allowances are consumed, eliminating any income statement impact.  Consumption related to these emission allowances was insignificant in 2013 and in 2012.

(c)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL.  See Note 6 for additional information.

Current intangible assets are included in "Other current assets" on the Balance Sheets.  Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances, was as follows:

	2013	2012	2011

Intangible assets with no regulatory offset	$1
Intangible assets with regulatory offset	28	$24	$42

Amortization expense for each of the next five years, excluding consumption of emission allowances, is estimated to be:

	2014	2015	2016	2017	2018

Intangible assets with regulatory offset	$24	$26	$13	$3	$3

21.  Asset Retirement Obligations

(PPL)

WPD has recorded conditional AROs required by U.K. law related to treated wood poles, gas-filled switchgear and fluid-filled cables.

(PPL and PPL Energy Supply)

PPL Energy Supply has recorded AROs to reflect various legal obligations associated with the retirement of long-lived assets, the most significant of which relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $342 million and $316 million at December 31, 2013 and 2012.  The fair value of investments that are legally restricted for the decommissioning of the Susquehanna nuclear plant was $864 million and $712 million at December 31, 2013 and 2012, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 18 and 23 for additional information on the nuclear decommissioning trust funds.  Other AROs recorded relate to various environmental requirements for coal piles, ash basins and other waste basin retirements.

PPL Energy Supply has recorded several conditional AROs, the most significant of which related to the removal and disposal of asbestos-containing material.  In addition to the AROs that were recorded for asbestos-containing material, PPL Energy Supply identified other asbestos-related obligations, but was unable to reasonably estimate their fair values.  PPL Energy Supply management was unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at certain of the generation plants.  If economic events or other circumstances change that enable PPL Energy Supply to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

PPL Energy Supply also identified legal retirement obligations associated with the retirement of a reservoir that could not be reasonably estimated due to an indeterminable settlement date.

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

(PPL, LKE, LG&E and KU)

LG&E's and KU's AROs are primarily related to the final retirement of assets associated with generating units.  LG&E also has AROs related to natural gas mains and wells.  LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements which do not generally require restoration upon removal of the property.  Therefore, no material AROs are recorded for transmission and distribution assets.  As described in Notes 1 and 6, LG&E's and KU's accretion and depreciation expense are recorded as a regulatory asset, such that there is no earnings impact.  In 2013, AROs were revalued primarily due to updates in the estimated cash flows for ash ponds and CCR surface impoundments based on updated cost estimates.

(All Registrants except PPL Electric)

The changes in the carrying amounts of AROs were as follows.

	PPL		PPL Energy Supply
	2013	2012	2013	2012

ARO at beginning of period	$552	$497	$375	$359
Accretion expense	38	36	29	28
Obligations incurred	6	9	6	3
Changes in estimated cash flow or settlement date	123	31	1	(7)
Effect of foreign currency exchange rates	1	1
Obligations settled	(15)	(22)	(7)	(8)
ARO at end of period	$705	$552	$404	$375

	LKE		LG&E		KU
	2013	2012	2013	2012	2013	2012

ARO at beginning of period	$131	$118	$62	$57	$69	$61
Accretion expense	7	6	3	3	4	3
Obligations incurred		6				6
Changes in estimated cash flow
or settlement date	122	15	17	5	105	10
Obligations settled	(8)	(14)	(8)	(3)		(11)
ARO at end of period	$252	$131	$74	$62	$178	$69

Substantially all of the ARO balances are classified as noncurrent at December 31, 2013 and 2012.

22.  Variable Interest Entities

(PPL and PPL Energy Supply)

In December 2001, a subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania.  The owner/lessor of this generation facility, LMB Funding, LP, was created to own/lease the facility and incur the related financing costs.  The initial lease term commenced on the date of commercial operation, which occurred in May 2004, and ended in December 2013.  Under a residual value guarantee, if the generation facility was sold at the end of the lease term and the cash proceeds from the sale were less than the original acquisition cost, the subsidiary of PPL Energy Supply was obligated to pay up to 70.52% of the original acquisition cost.  This residual value guarantee protected the other variable interest holders from losses related to their investments.  LMB Funding, LP could not extend or cancel the lease or sell the facility without the prior consent of the PPL Energy Supply subsidiary.  As a result, LMB Funding, LP was determined to be a VIE and the subsidiary of PPL Energy Supply was considered the primary beneficiary that consolidated this VIE.

The lease financing, which included $437 million of debt and $18 million of "Noncontrolling interests" was secured by, among other things, the generation facility, the carrying amount of which is disclosed on the Balance Sheet.  As a result of the consolidation, PPL Energy Supply recorded interest expense in lieu of rent expense.  For 2013, 2012 and 2011, additional depreciation on the generation facility of $12 million, $16 million and $16 million was recorded.

A subsidiary of PPL Energy Supply purchased the Lower Mt. Bethel plant for $455 million at the lease termination date in December 2013.  The proceeds were used by LMB Funding, LP to repay $437 million of outstanding debt and make an $18 million distribution to its equity investors both of which have been included in the PPL and PPL Energy Supply Consolidated Statements of Cash Flows as financing activities.  The transaction was treated as a transfer of assets between entities under common control and did not result in any change to the presentation of the Lower Mt. Bethel plant assets as they had previously been included in PPL's and PPL Energy Supply's consolidated financial statements.

Subsequent to these transactions, the PPL Energy Supply subsidiary no longer has a variable interest in and is no longer the primary beneficiary of LMB Funding, LP.  Accordingly, LMB Funding, LP was deconsolidated, which had no impact on PPL's and PPL Energy Supply's consolidated financial statements.

23.  Available-for-Sale Securities

(PPL and PPL Energy Supply)

Securities held by the NDT funds and auction rate securities are classified as available-for-sale.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of available-for-sale securities.

	December 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

NDT funds:
PPL and PPL Energy Supply
Cash and cash equivalents	$14			$14	$11			$11
Equity securities	265	$363		628	252	$220		472
Debt securities	217	7	$3	221	211	19	$1	229
Receivables/payables, net	1			1
Total NDT funds	$497	$370	$3	$864	$474	$239	$1	$712

Auction rate securities:
PPL	$20		$1	$19	$20		$1	$19
PPL Energy Supply	17		1	16	17		1	16

See Note 18 for details on the securities held by the NDT funds.

There were no securities with credit losses at December 31, 2013 and 2012.

The following table shows the scheduled maturity dates of debt securities held at December 31, 2013.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$7	$97	$54	$79	$237
Fair value	7	99	55	79	240

PPL Energy Supply
Amortized cost	$7	$97	$54	$76	$234
Fair value	7	99	55	76	237

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities.

	2013	2012	2011
PPL
Proceeds from sales of NDT securities (a)	$144	$139	$156
Other proceeds from sales		5	163
Gross realized gains (b)	17	29	28
Gross realized losses (b)	7	21	16

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$144	$139	$156
Other proceeds from sales		3
Gross realized gains (b)	17	29	28
Gross realized losses (b)	7	21	16

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

Short-term Investments (PPL, LKE and LG&E)

At December 31, 2010, LG&E held $163 million aggregate principal amount of tax-exempt revenue bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were purchased from the remarketing agent in 2008.  In 2011, LG&E received $163 million for its investments in these bonds when they were remarketed to unaffiliated investors.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was not significant.

NDT Funds (PPL and PPL Energy Supply)

Amounts previously collected from PPL Electric's customers for decommissioning the Susquehanna nuclear plant, less applicable taxes, were deposited in external trust funds for investment and can only be used for future decommissioning costs.  To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

When the fair value of a security is less than amortized cost, PPL and PPL Energy Supply must make certain assertions to avoid recording an other-than-temporary impairment that requires a current period charge to earnings.  The NRC requires that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts.  As a result, PPL and PPL Energy Supply have been unable to demonstrate the ability to hold an impaired security until it recovers its value; therefore, unrealized losses on equity securities for all periods presented, represented other-than-temporary impairments that required a current period charge to earnings.  PPL and PPL Energy Supply recorded impairments for certain securities invested in the NDT funds of $6 million for 2011.  The amounts for 2013 and 2012 are insignificant.  These impairments are reflected on the Statements of Income in "Other-Than-Temporary Impairments."

24.  Accumulated Other Comprehensive Income (Loss)

(PPL, PPL Energy Supply and LKE)

AOCI, which is presented on the Balance Sheet of PPL and included in Member's equity on the Balance Sheets of PPL Energy Supply and LKE, consisted of the following after-tax gains (losses).

		Unrealized gains (losses)			Defined benefit plans
	Foreign
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL

December 31, 2010	$(195)	$88	$695	$(4)	$(32)	$(1,032)	$1	$(479)
OCI	(48)	2	(168)	3	7	(105)		(309)
December 31, 2011	$(243)	$90	$527	$(1)	$(25)	$(1,137)	$1	$(788)

OCI	94	22	(395)	2	11	(886)		(1,152)
December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)

Amounts arising during the period	138	67	45		2	71		323
Reclassifications from AOCI		(6)	(83)		6	135		52
Net OCI during the period	138	61	(38)		8	206		375
December 31, 2013	$(11)	$173	$94	$1	$(6)	$(1,817)	$1	$(1,565)

PPL Energy Supply

December 31, 2010		$(195)	$88	$733		$(3)	$(23)	$(955)	$(355)
OCI			2	(86)		3	2	(18)	(97)
Distribution of membership
interest in PPL Global (a)		195		(41)			5	780	939
December 31, 2011			$90	$606	$		$(16)	$(193)	$487

OCI			22	(395)			6	(72)	(439)
December 31, 2012	$		$112	$211	$		$(10)	$(265)	$48

Amounts arising during the period			67				2	71	140
Reclassifications from AOCI			(6)	(123)			4	14	(111)
Net OCI during the period			61	(123)			6	85	29
December 31, 2013	$		$173	$88	$		$(4)	$(180)	$77
LKE

December 31, 2010			$6	$6
OCI		$(2)		(2)
December 31, 2011		$(2)	$6	$4

OCI	$1		(20)	(19)
December 31, 2012	$1	$(2)	$(14)	$(15)

Amounts arising during the period			28	28
Net OCI during the period			28	28
December 31, 2013	$1	$(2)	$14	$13

(a)	See Note 9 for additional information.

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the year ended December 31, 2013.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 13 for additional information.

	Affected Line Item on the Statements of Income
				Other
	Unregulated			Income
	wholesale	Energy	Interest	(Expense),		Total	Income	Total
Details about AOCI	energy	purchases	Expense	net	Other	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities				$10		$10	$(4)	$6
Qualifying derivatives
Interest rate swaps			$(20)			(20)	1	(19)
Cross-currency swaps			1	(28)		(27)	4	(23)
Energy commodities	$263	$(58)			$5	210	(85)	125
Total	$263	$(58)	$(19)	$(28)	$5	163	(80)	83
Defined benefit plans
Prior service costs						(10)	4	(6)
Net actuarial loss						(184)	49	(135)
Total						$(194)	$53	(141)

Total reclassifications								$(52)

PPL Energy Supply
Available-for-sale securities			$10		$10	$(4)	$6
Qualifying derivatives
Energy commodities	$263	$(58)		$2	207	(84)	123
Defined benefit plans
Prior service costs					(7)	3	(4)
Net actuarial loss					(24)	10	(14)
Total					$(31)	$13	(18)

Total reclassifications							$111

25.  New Accounting Guidance Pending Adoption

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

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2013	2012	2011

Operating Revenues

Operating Expenses
Other operation and maintenance		$3
Total Operating Expenses		3

Operating Income (Loss)		(3)

Equity in Earnings of Subsidiaries	$376	234	$267

Interest Income with Affiliate	5	10	29

Interest Expense	39	39	31

Interest Expense with Affiliate	3	2	2

Income (Loss) Before Income Taxes	339	200	263

Income Tax Expense (Benefit)	(8)	(19)	(2)

Net Income (Loss) Attributable to Member	$347	$219	$265

Comprehensive Income (Loss) Attributable to Member	$375	$200	$263

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2013	2012		2011

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$136		$364	$346

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries	(243)
Net decrease (increase) in notes receivable from affiliates	(122)		(15)	(63)
Net cash provided by (used in) investing activities	(365)		(15)	(63)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	171		(196)
Net increase (decrease) in short-term debt	75
Issuance of long-term debt				250
Contribution from member	243
Distribution to member	(254)		(155)	(533)
Net cash provided by (used in) financing activities	235		(351)	(283)

Net Increase (Decrease) in Cash and Cash Equivalents	6		(2)
Cash and Cash Equivalents at Beginning of Period			2	2
Cash and Cash Equivalents at End of Period	$6	$		$2

Supplemental disclosures of cash flow information:
Cash Dividends Received from Affiliated Subsidiaries	$223		$175	$207

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2013	2012
Assets

Current Assets
Cash and cash equivalents	$6
Accounts receivable	2
Accounts receivable from affiliates	11	$4
Notes receivable from affiliates	1,682	1,560
Deferred income taxes	10	1
Total Current Assets	1,711	1,565

Investments
Affiliated companies at equity	4,519	4,096

Other Noncurrent Assets
Deferred income taxes	170	184
Other noncurrent assets	6	7
Total Other Noncurrent Assets	176	191

Total Assets	$6,406	$5,852

Liabilities and Equity

Current Liabilities
Short-term debt	$75
Notes payable to affiliates		$25
Accounts payable to affiliates	843	906
Taxes	12	8
Other current liabilities	6	6
Total Current Liabilities	936	945

Long-term Debt
Long-term debt	1,121	1,121
Notes payable to affiliates	196
Total Long-term Debt	1,317	1,121

Deferred Credits and Other Noncurrent Liabilities	3
Equity	4,150	3,786

Total Liabilities and Equity	$6,406	$5,852

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

Schedule I - LG&E and KU Energy LLC
Notes to Condensed Unconsolidated Financial Statements

1.	Basis of Presentation

LG&E and KU Energy LLC (LKE) is a holding company and conducts substantially all of its business operations through its subsidiaries.  Substantially all of its consolidated assets are held by such subsidiaries.  Accordingly, its cash flow and its ability to meet its obligations are largely dependent upon the earnings of these subsidiaries and the distribution or other payment of such earnings to it in the form of dividends or repayment of loans and advances from the subsidiaries.  These condensed financial statements and related footnotes have been prepared in accordance with Reg. §210.12-04 of Regulation S-X.  These statements should be read in conjunction with the consolidated financial statements and notes thereto of LKE.

LKE indirectly or directly owns all of the ownership interests of its significant subsidiaries.  LKE relies primarily on dividends from its subsidiaries to fund LKE's dividends to its member and to meet its other cash requirements.

2.	Commitments and Contingencies

See Note 15 to LKE's consolidated financial statements for commitments and contingencies of its subsidiaries.

Guarantees

LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.   These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  A decision in the appellate matter may occur during 2014.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  In the second quarter of 2012, LKE adjusted its estimated liability for certain of these indemnifications by $9 million ($5 million after-tax), which is reflected in "Equity in Earnings of Subsidiaries" on the Statement of Income.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2013
Operating revenues	$2,457	$3,450	$3,105	$2,848
Operating income (e)	693	758	857	31
Income (loss) from continuing operations after income taxes (e)	413	404	410	(98)
Income (loss) from discontinued operations		1	1
Net income (loss) (e)	413	405	411	(98)
Net income (loss) attributable to PPL (e)	413	405	410	(98)
Income (loss) from continuing operations after income taxes available to
PPL common shareowners: (b) (e)
Basic EPS	0.70	0.68	0.65	(0.16)
Diluted EPS (d)	0.65	0.63	0.62	(0.16)
Net income (loss) available to PPL common shareowners: (b) (e)
Basic EPS	0.70	0.68	0.65	(0.16)
Diluted EPS (d)	0.65	0.63	0.62	(0.16)
Dividends declared per share of common stock (c)	0.3675	0.3675	0.3675	0.3675
Price per common share:
High	$31.35	$33.55	$32.09	$31.79
Low	28.64	28.44	29.03	28.95

2012
Operating revenues	$4,112	$2,549	$2,403	$3,222
Operating income	1,051	572	664	822
Income from continuing operations after income taxes	545	277	355	360
Income (loss) from discontinued operations		(6)
Net income	545	271	355	360
Net income attributable to PPL	541	271	355	359
Income from continuing operations after income taxes available to
PPL common shareowners: (b)
Basic EPS	0.93	0.47	0.61	0.61
Diluted EPS	0.93	0.47	0.61	0.60
Net income available to PPL common shareowners: (b)
Basic EPS	0.93	0.46	0.61	0.61
Diluted EPS	0.93	0.46	0.61	0.60
Dividends declared per share of common stock (c)	0.360	0.360	0.360	0.360
Price per common share:
High	$29.85	$28.44	$29.98	$30.18
Low	27.29	26.68	27.72	27.74

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

(d)	As a result of a reported loss, diluted earnings per share for the three months ended December 31, 2013 exclude incremental shares as they were anti-dilutive.
(e)
Fourth quarter of 2013 includes a charge for the termination of the lease of the Colstrip coal-fired electric generating facility in Montana.  See Note 8 to the Financial Statements for additional information.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2013
Operating revenues	$513	$414	$464	$479
Operating income	121	92	105	101
Net income	64	45	51	49
Net income available to PPL	64	45	51	49

2012
Operating revenues	$458	$404	$444	$457
Operating income	79	63	71	81
Net income	37	29	33	37
Net income available to PPL	33	29	33	37

(a)
PPL Electric's business is seasonal in nature, with peak sales periods generally occurring in the winter and summer months.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2013, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

The new consolidation and reporting system was subject to extensive testing and data reconciliation during implementation.  Post-implementation reviews were conducted which confirmed the continued effectiveness of the internal controls relating to the system implementation processes and to key business processes.

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

The general ledger and reporting systems were subject to extensive testing and data reconciliation during their implementation.  Post-implementation reviews were conducted which confirmed the continued effectiveness of the internal controls relating to the system implementation processes and to key business processes.  Risks related to the system implementations at WPD were also partially mitigated by PPL's existing policy of consolidating foreign subsidiaries on a one-month lag, which provided management additional time for review and analysis of WPD results and their incorporation into PPL's consolidated financial statements.

The Registrant's principal executive officer and principal financial officer have concluded that there were no other changes in the Registrant's internal control over financial reporting during the Registrant's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

PPL Corporation

PPL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  PPL's internal control over financial reporting is a process designed to provide reasonable assurance to PPL's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework"(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework"(2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 111.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Management of PPL's non-accelerated filer companies, PPL Energy Supply, PPL Electric, LKE, LG&E and KU, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f).  Each of the aforementioned companies' internal control over financial reporting is a process designed to provide reasonable assurance to management and Board of Directors of these companies regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework"(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework"(2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2013.  This annual report does not include an attestation report of Ernst & Young LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies.  The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2014 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2013, and which information is incorporated herein by reference.  There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2013 Notice of Annual Meeting and Proxy Statement.  Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply, PPL Electric, LKE, LG&E and KU).  The "Standards of Integrity" are posted on PPL's Internet website: www.pplweb.com/about-us/corporate-governance.  A description of any amendment to the "Standards of Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet website within four business days following the date of the amendment.  In addition, if a waiver constituting a material departure from a provision of the "Standards of Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet website within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities.  These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet website: www.pplweb.com/about-us/corporate-governance.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 10 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Officers of the Registrants are elected annually by their Boards of Directors (or Board of Managers for PPL Energy Supply) to serve at the pleasure of the respective Boards.  There are no family relationships among any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers at December 31, 2013.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

William H. Spence	56	Chairman, President and Chief Executive Officer	April 2012 - present
		President and Chief Executive Officer	November 2011 - March 2012
		President and Chief Operating Officer	July 2011 - November 2011
		Executive Vice President and Chief Operating Officer	June 2006 - July 2011

Paul A. Farr	46	Executive Vice President and Chief Financial Officer	April 2007 - present

Robert J. Grey	63	Executive Vice President, General Counsel and Secretary	November 2012 - present
		Senior Vice President, General Counsel and Secretary	March 1996 - November 2012

David G. DeCampli (a)	56	President-PPL Energy Supply	March 2012 - present
		President-PPL Electric	April 2007 - March 2012
Gregory N. Dudkin (a)	56	President-PPL Electric	March 2012 - present
		Senior Vice President-Operations-PPL Electric	June 2009 - March 2012
		Independent Consultant	February 2009 - June 2009
		Senior Vice-President of Technical Operations and	June 2006 - January 2009
		Fulfillment-Comcast Corporation

Robert D. Gabbard (a)	54	President-PPL EnergyPlus	June 2008 - present

Rick L. Klingensmith (a)	53	President-PPL Global	August 2004 - present

Victor A. Staffieri (a)	58	Chairman of the Board, Chief Executive Officer and President-LKE	May 2001 - present

Mark F. Wilten	46	Vice President-Finance and Treasurer	June 2012 - present
		Treasurer-Nissan North America and Nissan Motor	August 2010 - May 2012
		Acceptance Corporation
		Assistant Treasurer-Nissan Motor Acceptance Corporation	August 2008 - August 2010

Vincent Sorgi	42	Vice President and Controller	March 2010 - present
		Controller-Supply Accounting	June 2008 - March 2010

(a)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2014 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2013, and which information is incorporated herein by reference.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2014 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2013, and which information is incorporated herein by reference.  In addition, provided below in tabular format is information as of December 31, 2013, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be				Number of securities
	issued upon exercise of		Weighted-average exercise		remaining available for future
	outstanding options, warrants		price of outstanding options,		issuance under equity
	and rights (3)		warrants and rights (3)		compensation plans (4)
Equity compensation
plans approved by	4,126,523	- ICP	$ 31.34	- ICP	3,163,654	- ICPKE
security holders (1)	2,206,230	- SIP	$ 29.26	- SIP	7,727,573	- SIP
	5,048,729	- ICPKE	$ 30.23	- ICPKE	1,905,081	- DDCP
	11,381,482	- Total	$ 30.45	- Combined	12,796,308	- Total

Equity compensation
plans not approved by
security holders (2)

(1)
Includes (a) the Amended and Restated Incentive Compensation Plan (ICP), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL; (b) the Amended and Restated Incentive Compensation Plan for Key Employees (ICPKE), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; (c) the PPL 2012 SIP approved by shareowners in 2012 under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL and its subsidiaries; and (d) the Directors Deferred Compensation Plan (DDCP), under which stock units may be awarded to directors of PPL.  See Note 12 to the Financial Statements for additional information.

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2013.  In addition, as of December 31, 2013, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  30,400 shares of restricted stock, 321,450 restricted stock units and 238,319 performance units under the ICP; 40,000 shares of restricted stock, 250,526 restricted stock units and 166,609 performance units under the SIP; 24,600 shares of restricted stock, 2,473,624 restricted stock units and 388,271 performance units under the ICPKE; and 500,049 stock units under the DDCP.

(4)
Based upon the following aggregate award limitations under the ICP, SIP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the SIP, 10,000,000 awards; (c) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (d) under the DDCP, the number of shares available for issuance was reduced to 2,000,000 shares in March 2012.  In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2014 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2013, and is incorporated herein by reference.

PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Energy Supply, PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2013 and 2012" in PPL's 2014 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2013, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents an allocation of fees billed, including expenses, by Ernst & Young LLP (EY) to PPL for the fiscal years ended December 31, 2013 and 2012, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by EY.

	2013	2012
	(in thousands)

Audit fees (a)	$1,612	$2,132
Audit-related fees (b)	9	54
Tax fees (c)	70	163

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for performance of specific agreed-upon procedures.

(c)
Includes fees for tax advice in connection with a tax basis and earnings and profit study and review, consultation and analysis related to investment tax credits and related capital expenditures on certain hydro-electric plant upgrades.

PPL Electric Utilities Corporation

The following table presents an allocation of fees billed, including expenses, by EY to PPL for the fiscal years ended December 31, 2013 and 2012, for professional services rendered for the audit of PPL Electric's annual financial statements and for fees billed for other services rendered by EY.

	2013	2012
	(in thousands)

Audit fees (a)	$953	$1,319
Audit-related fees (b)	10	10
Tax fees (c)	72	207

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for performance of specific agreed-upon procedures.

(c)	Includes fees for an analysis related to the deductibility of certain transmission and distribution costs.

LG&E and KU Energy LLC

The following table presents an allocation of fees billed, including expenses, by EY to LKE for the fiscal years ended December 31, 2013 and 2012, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by EY.

	2013	2012
	(in thousands)

Audit fees (a)	$1,646	$1,715

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Louisville Gas and Electric Company

The following table presents an allocation of fees billed, including expenses, by EY to LG&E for the fiscal years ended December 31, 2013 and 2012, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by EY.

	2013	2012
	(in thousands)

Audit fees (a)	$691	$731

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

The following table presents an allocation of fees billed, including expenses, by EY to KU for the fiscal years ended December 31, 2013 and 2012, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by EY.

	2013	2012
	(in thousands)

Audit fees (a)	$646	$626

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in KU's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Approval of Fees The Audit Committee of PPL has procedures for pre-approving audit and non-audit services to be provided by the independent auditor.  These procedures are designed to ensure the continued independence of the independent auditor.  More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL.  As a result of this approval process, the Audit Committee of PPL has pre-approved specific categories of services and authorization levels.  All services outside of the specified categories and all amounts exceeding the authorization levels are approved by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and approve audit and non-audit related services during the year.  A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than its next meeting.

The Audit Committee of PPL approved 100% of the 2013 and 2012 services provided by EY.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

(a) The following documents are filed as part of this report:

1.	Financial Statements - Refer to the "Table of Contents" for an index of the financial statements included in this report.

2.	Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule I - LG&E and KU Energy LLC Condensed Unconsolidated Financial Statements.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings:  The 2014 annual meeting of shareowners of PPL will be held on Wednesday, May 21, 2014, at the Radisson Blu Hotel located at the Herald Way Pegasus Business Park East Midlands Airport, DE74 2TZ, in Derby, United Kingdom.

Proxy and Information Statement Material:  A proxy statement and notice of PPL's annual meeting is provided to all shareowners of record as of February 28, 2014.  The latest proxy statement can be accessed at www.pplweb.com.

PPL Annual Report: The report is published in the beginning of April and provided to all shareowners of record as of February 28, 2014.  The latest annual report can be accessed at www.pplweb.com.

Dividends:  Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January.  The 2014 record dates for dividends are expected to be March 10, June 10, September 10 and December 10.

PPL's Website (www.pplweb.com):  Shareowners can access PPL publications such as annual and quarterly reports to the Securities and Exchange Commission (SEC Forms 10-K and 10-Q), other PPL filings, corporate governance materials, news releases, stock quotes and historical performance.  Visitors to our website can subscribe to receive automated email alerts for SEC filings, earnings releases, daily stock prices or other financial news.

Financial reports which are available at www.pplweb.com will be mailed without charge upon request by writing to:
Manager - PPL Investor Services
Two North Ninth Street (GENTW13)
Allentown, PA  18101
Via FAX:  610-774-5106
Via email:  invserv@pplweb.com
or by calling:
           Shareowner Services, toll-free at 1-800-345-3085; or
           PPL Corporate Offices at 610-774-5151.

Online Account Access:  Registered shareowners can activate their account for online access by visiting shareowneronline.com.

Dividend Reinvestment and Direct Stock Purchase Plan (Plan):  PPL offers investors the opportunity to acquire shares of PPL common stock through its Plan.  Through the Plan, participants are eligible to invest up to $25,000 per calendar month in PPL common stock.  Shareowners may choose to have dividends on their PPL common stock fully or partially reinvested in PPL common stock or can receive full payment of cash dividends by check or EFT.  Participants in the Plan may choose to have their common stock certificates deposited into their Plan account.

Direct Registration System:  PPL participates in the Direct Registration System (DRS).  Shareowners may choose to have their common stock certificates converted to book entry form within the DRS by submitting their certificates to PPL's transfer agent.

Listed Securities:

New York Stock Exchange

PPL Corporation:
Common Stock (Code:  PPL)
Corporate Units issued 2011 (Code:  PPLPRW)

PPL Capital Funding, Inc.:
2007 Series A Junior Subordinated Notes due 2067 (Code:  PPL/67)
2013 Series B Junior Subordinated Notes due 2073 (Code:  PPX)

Fiscal Agents:

Stock Transfer Agent and Registrar; Dividend Reinvestment Plan Agent
Wells Fargo Bank, N.A.
Shareowner Services
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120

Toll Free:  1-800-345-3085
Outside U.S.:  651-453-2129
Website:  shareowneronline.com

Dividend Disbursing Office
PPL Investor Services
Two North Ninth Street (GENTW13)
Allentown, PA  18101

FAX:  610-774-5106
Via email:  invserv@pplweb.com
Or contact Shareowner Services, toll-free, at 1-800-345-3085

1945 Mortgage Bond Trustee, Transfer and Bond Interest Paying Agent
Deutsche Bank Trust Company Americas
5022 Gate Parkway (Suite 200)
Jacksonville, FL  32256

Toll Free:  1-800-735-7777
FAX:  615-866-3887

Indenture Trustee
The Bank of New York Mellon
101 Barclay Street
New York, NY 10286

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation
(Registrant)

By /s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By /s/ Paul A. Farr
Paul A. Farr -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By /s/ Vincent Sorgi
Vincent Sorgi -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Frederick M. Bernthal	Stuart Heydt
John W. Conway	Venkata Rajamannar Madabhushi
Philip G. Cox	Craig A. Rogerson
Steven G. Elliott	William H. Spence
Louise K. Goeser	Natica von Althann
Stuart E. Graham	Keith H. Williamson

By /s/ William H. Spence
William H. Spence, Attorney-in-fact	Date: February 24, 2014

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

By /s/ David G. DeCampli
David G. DeCampli -
President
(Principal Executive Officer)

By /s/ Paul A. Farr
Paul A. Farr -
Executive Vice President
(Principal Financial Officer)

By /s/ Vincent Sorgi
Vincent Sorgi -
Vice President and Controller
(Principal Accounting Officer)

Managers:

/s/ David G. DeCampli
David G. DeCampli

/s/ Paul A. Farr
Paul A. Farr

/s/ Robert J. Grey
Robert J. Grey

/s/ William H. Spence
William H. Spence

Date: February 24, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ Gregory N. Dudkin
Gregory N. Dudkin -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Gregory N. Dudkin
Gregory N. Dudkin -
President
(Principal Executive Officer)

By /s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr. -
Controller (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ William H. Spence	/s/ Gregory N. Dudkin
William H. Spence	Gregory N. Dudkin

/s/ Paul A. Farr	/s/ Robert J. Grey
Paul A. Farr	Robert J. Grey

Date: February 24, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LG&E and KU Energy LLC
(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Paul A. Farr	/s/ William H. Spence
Paul A. Farr	William H. Spence
/s/ Victor A. Staffieri	/s/ Paul W. Thompson
Victor A. Staffieri	Paul W. Thompson
/s/ S. Bradford Rives
S. Bradford Rives

Date: February 24, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Louisville Gas and Electric Company
(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Paul A. Farr	/s/ William H. Spence
Paul A. Farr	William H. Spence
/s/ Victor A. Staffieri	/s/ Paul W. Thompson
Victor A. Staffieri	Paul W. Thompson
/s/ S. Bradford Rives
S. Bradford Rives

Date: February 24, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Utilities Company
(Registrant)

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Victor A. Staffieri
Victor A. Staffieri -
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

By /s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Paul A. Farr	/s/ William H. Spence
Paul A. Farr	William H. Spence
/s/ Victor A. Staffieri	/s/ Paul W. Thompson
Victor A. Staffieri	Paul W. Thompson
/s/ S. Bradford Rives
S. Bradford Rives

Date: February 24, 2014

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

1(a)	-	Final Terms of WPD West Midlands £800,000,000 5.75 per cent Notes due 2032 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)

1(b)	-	Final Terms of WPD East Midlands £600,000,000 5.25 per cent Notes due 2023 (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459 ) dated May 17, 2011)

1(c)	-	Final Terms of WPD East Midlands £100,000,000 Index Linked Notes due 2043 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 2, 2011)

1(d)	-	Final Terms of WPD East Midlands £100,000,000 5.25% Notes due 2023 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2012)

1(e)	-	Final Terms of the WPD West Midlands £400 million 3.875% Senior Unsecured Notes due October 17, 2024 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

1(f)	-	Final Terms of the WPD East Midlands £40 million 1.676% Notes due 2052 (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

1(g)	-	Final Terms of the WPD East Midlands £25 million 1.676% Notes due 2052 (Exhibit 1.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 18, 2013)

2(a)	-
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
Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(c)-1	-	Certificate of Formation of PPL Energy Supply, LLC, effective as of November 14, 2000 (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(c)-2	-
Certificate of Amendment of PPL Energy Supply, LLC, effective as of November 12, 2002 (Exhibit 3(c)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011)

3(d)	-	Amended and Restated Bylaws of PPL Corporation, effective as of May 15, 2013 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 20, 2013)

3(e)	-
Amended and Restated Bylaws of PPL Electric Utilities Corporation, effective as of October 31, 2013 (Exhibit 3(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2013)

3(f)	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, effective as of March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(g)	-	Articles of Organization of LG&E and KU Energy LLC, effective as of December 29, 2003 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173665))

3(h)-1	-	Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 1, 2010 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173665))

*3(h)-2	-	Amendment to Amended and Restated Operating Agreement of LG&E and KU Energy LLC, effective as of November 25, 2013

3(i)-1	-	Amended and Restated Articles of Incorporation of Louisville Gas and Electric Company, effective as of November 6, 1996 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-2	-
Articles of Amendment to Articles of Incorporation of Louisville Gas and Electric Company, effective as of April 6, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(j)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(k)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(k)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(l)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

4(b)-1	-	Amended and Restated Employee Stock Ownership Plan, dated January 12, 2007 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(b)-2	-	Amendment No. 1 to said Employee Stock Ownership Plan, dated July 2, 2007 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2007)

4(b)-3	-	Amendment No. 2 to said Employee Stock Ownership Plan, dated December 13, 2007 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

4(b)-4	-	Amendment No. 3 to said Employee Stock Ownership Plan, dated August 19, 2009 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2009)

4(b)-5	-	Amendment No. 4 to said Employee Stock Ownership Plan, dated December 2, 2009 (Exhibit 4(a)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(b)-6	-	Amendment No. 5 to said Employee Stock Ownership Plan, dated November 17, 2010 (Exhibit 4(b)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(b)-7	-	Amendment No. 6 to said Employee Stock Ownership Plan, dated January 18, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

4(b)-8	-	Amendment No. 7 to said Employee Stock Ownership Plan, dated May 30, 2012 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

4(b)-9	-	Amendment No. 8 to said Employee Stock Ownership Plan, dated July 17, 2012 (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

4(b)-10	-	Amendment No. 9 to said Employee Stock Ownership Plan, dated December 21, 2012 (Exhibit 4(b)-10 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

4(b)-11	-	Amendment No. 10 to said Employee Stock Ownership Plan, dated September 16, 2013 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2013)

4(c)	-
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

4(d)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(d)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(d)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(d)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(e)	-
Indenture, dated as of March 16, 2001, among WPD Holdings UK, Bankers Trust Company, as Trustee, Principal Paying Agent, and Transfer Agent and Deutsche Bank Luxembourg, S.A., as Paying and Transfer Agent (Exhibit 4(g) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(f)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(f)-2	-
Supplemental Indenture No. 4, dated as of February 1, 2005, to said Indenture (Exhibit 4(g)-5 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(f)-3	-	Supplemental Indenture No. 5, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(f)-4	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(f)-5	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(f)-6	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(f)-7	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(f)-8	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(f)-9	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(f)-10	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(f)-11	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(f)-12	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(g)-1	-
Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(g)- 2	-	Supplemental Indenture No. 2, dated as of August 15, 2004, to said Indenture (Exhibit 4(h)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(g)-3	-	Supplemental Indenture No. 3, dated as of October 15, 2005, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(g)-4	-
Form of Note for PPL Energy Supply, LLC's $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(g)-5	-	Supplemental Indenture No. 4, dated as of May 1, 2006, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(g)-6	-	Supplemental Indenture No. 6, dated as of July 1, 2006, to said Indenture (Exhibit 4(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(g)-7	-	Supplemental Indenture No. 7, dated as of December 1, 2006, to said Indenture (Exhibit 4(f)-10 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

4(g)-8	-	Supplemental Indenture No. 8, dated as of December 1, 2007, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 20, 2007)

4(g)-9	-	Supplemental Indenture No. 9, dated as of March 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated March 14, 2008)

4(g)-10	-	Supplemental Indenture No. 10, dated as of July 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated July 21, 2008)

4(g)-11	-	Supplemental Indenture No. 11, dated as of December 1, 2011, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated December 16, 2011)

4(g)-12	-	Supplemental Indenture No. 12, dated as of February 12, 2013, to said Indenture (Exhibit 4.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated February 13, 2013)

4(h)-1	-
Trust Deed constituting £200 million 5.875 percent Bonds due 2027, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited (Exhibit 4(o)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(h)-2	-
Supplement, dated May 27, 2003, to said Trust Deed, constituting £50 million 5.875 percent Bonds due 2027 (Exhibit 4(o)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(i)-1	-
Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(ff) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(i)-2	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(i)-3	-
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

4(m)-2	-	Supplemental Indenture No. 1, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(m)-3	-	Supplemental Indenture No. 2, dated as of June 28, 2010, to said Subordinated Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 30, 2010)

4(m)-4	-	Supplemental Indenture No. 3, dated as of April 15, 2011, to said Subordinated Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)

4(m)-5	-	Supplemental Indenture No. 4, dated as of March 15, 2013, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 15, 2013)

4(n)-1	-
Series 2009A Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 9, 2009)

4(n)-2	-
Series 2009B Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 9, 2009)

4(n)-3	-
Series 2009C Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (Exhibit 4(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 9, 2009)

4(o)	-
Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South Wales) plc and HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2010)

4(p)	-
Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South West) plc and HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2010)

4(q)-1	-
Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(q)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(q)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(r)-1	-
Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee (Exhibit 4(r)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(r)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(s)-1	-
Indenture, dated as of November 1, 2010, between LG&E and KU Energy LLC and The Bank of New York Mellon, as Trustee (Exhibit 4(s)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-2	-	Supplemental Indenture No. 1, dated as of November 1, 2010, to said Indenture (Exhibit 4(s)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(s)-3	-	Supplemental Indenture No. 2, dated as of September 1, 2011, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 30, 2011)

4(t)-1	-
2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(t)-2	-
Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(w)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-1	-
2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(u)-2	-
Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(x)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-1	-
2002 Series C Carroll County Loan Agreement, dated July 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(y)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(v)-2	-
Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(y)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)-1	-
2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)-2	-
Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(z)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-
2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-2	-
Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(aa)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)-1	-
2007 Series A Carroll County Loan Agreement, dated March 1, 2007, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(bb)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(y)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(bb)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-1	-
2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(z)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky (Exhibit 4(cc)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)-1	-
2000 Series A Mercer County Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(aa)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(bb)-1	-
2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(bb)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(ee)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(cc)-1	-
2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(cc)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky (Exhibit 4(ff)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(dd)-1	-
2007 Series A Trimble County Loan Agreement, dated March 1, 2007, by and between Kentucky Utilities Company, and County of Trimble, Kentucky (Exhibit 4(gg)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(dd)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Trimble, Kentucky (Exhibit 4(gg)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ee)-1	-
2000 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ee)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ee)-3	-
Amendment No. 2 dated as of October 1, 2011, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ee)-3 to Louisville Gas and Electric Company Form 10-K Report (File No. 1-2893) for the year ended December 31, 2011)

4(ff)-1	-
2001 Series A Jefferson County Loan Agreement, dated July 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(ii)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ff)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(ii)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(gg)-1	-
2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(gg)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(jj)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(hh)-1	-
2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(hh)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky (Exhibit 4(kk)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ii)-1	-
2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ii)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(ll)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(jj)-1	-
2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(jj)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(mm)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(kk)-1	-
2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(kk)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(nn)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(ll)	-
2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(mm)-1	-
2000 Series A Trimble County Loan Agreement, dated August 1, 2000, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(pp)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(mm)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(pp)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(nn)-1	-
2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(nn)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and the County of Trimble, Kentucky (Exhibit 4(qq)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(oo)-1	-
2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(oo)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(rr)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(pp)-1	-
2002 Series A Trimble County Loan Agreement, dated July 1, 2002, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(ss)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(pp)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(ss)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(qq)-1	-
2007 Series A Trimble County Loan Agreement, dated March 1, 2007, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(tt)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(qq)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(rr)-1	-
Indenture, dated April 21, 2011, between PPL WEM Holdings PLC, as Issuer, and The Bank of New York Mellon, as Trustee (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(rr)-2	-	Supplemental Indenture No. 1, dated April 21, 2011, to said Indenture (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(ss)-1	-
Trust Deed, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No.1-11459) dated May 17, 2011)

4(ss)-2	-
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

4(tt)	-
Agency Agreement, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited and HSBC Bank plc (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2011)

10(a)	-
Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(b)-1	-
Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between NorthWestern Energy Division (successor in interest to The Montana Power Company) and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for the year ended December 31, 2001)

10(b)-2	-
Confirmation Letter, dated July 5, 2006, between PPL Montana, LLC and NorthWestern Corporation (PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated July 6, 2006)

10(c)	-
Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership (Exhibit 10(j) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2001)

10(d)-1	-
Agreement for Lease, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(d)-2	-
Amendment No. 1 to said Agreement for Lease, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(e)-1	-
Lease Agreement, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(e)-2	-
Amendment No. 1 to said Lease Agreement, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(f)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(g)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(h)	-
Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(i)-1	-
Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser (Exhibit 10(a) to PPL Corporation and PPL Energy Supply, LLC Form 10-Q Reports (File Nos. 1-11459 and 333-74794) for the quarter ended June 30, 2004)

10(i)-2	-
Amendment No. 1, dated December 14, 2004, to said Asset Purchase Agreement (Exhibit 99.1 to PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated December 15, 2004)

10(j)-1	-
Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

10(j)-2	-
Amendment No. 1, dated as of August 5, 2008, to said Receivables Sale Agreement, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 6, 2008)

10(j)-3	-
Credit and Security Agreement, dated as of August 5, 2008, among PPL Receivables Corporation, PPL Electric Utilities Corporation, Victory Receivables Corporation, the Liquidity Banks from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 6, 2008)

10(j)-4	-
Amendment No. 1, dated as of July 28, 2009, to said Credit and Security Agreement (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2009)

10(j)-5	-
Amendment No. 2, dated as of July 27, 2010, to said Credit and Security Agreement (Exhibit 10(g) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2010)

10(j)-6	-	Amendment No. 3, dated as of December 23, 2010, to said Credit and Security Agreement (Exhibit 10(j)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(j)-7	-	Amendment No. 4, dated as of March 31, 2011, to said Credit and Security Agreement (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2011)

10(j)-8	-	Amendment No. 5, dated as of July 26, 2011, to said Credit and Security Agreement (Exhibit 10(c) to PPL Corporation Form 10-Q/A Report (File No. 1-11459) for the quarter ended June 30, 2011)

10(j)-9	-
Amendment No. 6, dated as of July 24, 2012, to said Credit and Security Agreement (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2012)

10(j)-10	-
Amendment No. 7, dated as of September 24, 2012, to said Credit and Security Agreement (Exhibit 10(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2012)

10(k)-1	-
Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2005)

10(k)-2	-	First Amendment, dated as of June 16, 2005, to said Reimbursement Agreement (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(k)-3	-
Second Amendment, dated as of September 1, 2005, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2005)

10(k)-4	-	Third Amendment, dated as of March 30, 2006, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

10(k)-5	-	Fourth Amendment, dated as of April 12, 2006, to said Reimbursement Agreement (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2006)

10(k)-6	-	Fifth Amendment, dated as of November 1, 2006, to said Reimbursement Agreement (Exhibit 10(q)-6 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(k)-7	-	Sixth Amendment, dated as of March 29, 2007, to said Reimbursement Agreement (Exhibit 10(q)-7 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2007)

10(k)-8	-	Seventh Amendment, dated as of March 1, 2008, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2008)

10(k)-9	-	Eighth Amendment, dated as of March 30, 2009, to said Reimbursement Agreement (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended March 31, 2009)

10(k)-10	-	Ninth Amendment, dated as of March 31, 2010, to said Reimbursement Agreement (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 6, 2010)

10(k)-11	-	Tenth Amendment, dated as of February 22, 2012, to said Reimbursement Agreement (Exhibit 10(k)-11 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2011)

10(k)-12	-	Eleventh Amendment, dated as of February 28, 2013, to said Reimbursement Agreement (Exhibit 10(k)-12 to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2012)

10(l)	-
Purchase and Sale Agreement, dated as of April 28, 2010, by and between E.ON US Investments Corp., PPL Corporation and E.ON AG (Exhibit No. 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 30, 2010)

10(m)	-
$500 million Facility Agreement, dated as of May 14, 2010, among PPL Energy Supply, LLC, as Borrower, and Morgan Stanley Bank, as Issuer (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2010)

10(n)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Holtwood, LLC and LSP Safe Harbor Holdings, LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

10(o)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Generation, LLC and Harbor Gen Holdings, LLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

10(p)	-
Open-End Mortgage, Security Agreement and Fixture Filing from PPL Montour, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010 (Exhibit 10(w) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(q)	-
Open-End Mortgage, Security Agreement and Fixture Filing from PPL Brunner Island, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010 (Exhibit 10(x) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(r)	-
Guaranty of PPL Montour, LLC and PPL Brunner Island, LLC, dated as of November 3, 2010, in favor of Wilmington Trust FSB, as Collateral Agent, for itself as Beneficiary and for the Secured Counterparties described therein (Exhibit 10(y) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

10(s)	-
£300,000,000 Multicurrency Revolving Credit Facility Agreement, dated April 4, 2011, among Western Power Distribution (West Midlands) plc and Royal Bank of Canada as Lead Arranger, Bank of America Securities Limited as Bookrunner and Facility Agent, Bank of America, N.A. as Issuing Bank and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 8, 2011)

10(t)	-
£300,000,000 Multicurrency Revolving Credit Facility Agreement, dated April 4, 2011, among Western Power Distribution (East Midlands) plc and Royal Bank of Canada as Lead Arranger, Bank of America Securities Limited as Bookrunner and Facility Agent, Bank of America, N.A. as Issuing Bank and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 8, 2011)

10(u)-1	-
Amendment and Restatement Agreement, dated as of August 16, 2012, regarding $198,309,583.05 Amended and Restated Letter of Credit Agreement, dated as of August 16, 2012, among Kentucky Utilities Company, the Lenders from time to time party hereto, and Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, as Administrative Agent (Exhibit 10(c) to Kentucky Utilities Company Form 10-Q Report (File No. 1-3464) for the quarter ended September 30, 2012)

10(u)-2	-
Amendment No. 1, dated as of May 1, 2013, to said Amended and Restated Letter of Credit Agreement among Kentucky Utilities Company, the Lenders from time to time party thereto, and Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, as Administrative Agent and Sumitomo Mitsui Banking Corporation, New York Branch as Issuing Lender (Exhibit 10(a) to Kentucky Utilities Company Form 10-Q Report (File No. 1-3464) for the quarter ended March 31, 2013)

10(u)-3	-
Amendment No. 2, dated as of May 1, 2013, to said Amended and Restated Letter of Credit Agreement among Kentucky Utilities Company, the  Lenders from time to time party thereto, Sumitomo Mitsui Banking Corporation, New York Branch, as successor Administrative Agent and Sumitomo Mitsui Banking Corporation, New York Branch as Issuing Lender (Exhibit 10(b) to Kentucky Utilities Company Form 10-Q Report (File No. 1-3464) for the quarter ended March 31, 2013)

10(v)	-
£245,000,000 Revolving Credit Facility Agreement, dated January 12, 2012, among Western Power Distribution (South West) plc, the lenders party thereto and Lloyds TSB Bank Plc and Mizuho Corporate Bank, Ltd. as Joint Coordinators (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 18, 2012)

10(w)-1	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

10(w)-2	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

10(x)-1	-
Confirmation of Forward Sale Transaction, dated April 9, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2012)

10(x)-2	-
Confirmation of Forward Sale Transaction, dated April 20, 2012, between PPL Corporation and Merrill Lynch International (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 26, 2012)

10(y)	-
Commitment Increase Agreement, dated as of April 20, 2012, entered into by and among PPL Electric Utilities Corporation, the Lenders who are increasing their Commitments, the JLA Issuing Banks, who are consenting to the increase in Fronting Sublimit, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

10(z)-1	-
Uncommitted Line of Credit Letter Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC, the Borrower, and Banco Bilbao Vizcaya Argentaria, S.A., the Bank (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

10(z)-2	-
Reimbursement Agreement, dated as of July 1, 2012, between PPL Energy Supply, LLC and Banco Bilbao Vizcaya Argentaria, S.A. (Exhibit 10(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

*10(z)-3	-	First Amendment, dated as of August 30, 2013, to said Uncommitted Line of Credit Letter Agreement

10(aa)-1	-
Letter of Credit Issuance and Reimbursement Agreement, dated as of July 27, 2012, between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency (Exhibit 10(e) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2012)

*10(aa)-2	-	Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of August 30, 2013, between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency

10(bb)	-
$300,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among PPL Electric Utilities Corporation, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(bb) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2012)

10(cc)	-
$3,000,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among PPL Energy Supply, LLC, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(cc) to PPL Energy Supply, LLC Form 10-K Report (File No. 1-32944) for the year ended December 31, 2012)

10(dd)	-
$400,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among Kentucky Utilities Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10(dd) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

10(ee)	-
$500,000,000 Amended and Restated Revolving Credit Agreement, dated as of November 6, 2012, among Louisville Gas and Electric Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10(ee) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

10(ff)	-
£210,000,000 Multicurrency Revolving Facility Agreement, dated December 21, 2012, among PPL WW Holdings Ltd., as the Company, Lloyds TSB Bank plc and Mizuho Corporate Bank, Ltd., as Joint Coordinators and Bookrunners, Barclays Bank PLC, Commonwealth Bank of Australia, HSBC Bank plc, Lloyds TSB Bank plc, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and The Royal Bank of Scotland plc, as Mandated Lead Arrangers and Mizuho Corporate Bank, Ltd., as Facility Agent (Exhibit 10(ff) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

*10(gg)	-
Amended and Restated Collateral Agency Agreement, dated as of February 12, 2013, among PPL Ironwood, LLC, The Bank of New York Mellon, as Trustee, The Bank of New York Mellon, as Collateral Agent and The Bank of New York Mellon, as Depositary Bank

*10(hh)	-
Third Supplemental Indenture, dated as of February 12, 2013, to Trust Indenture dated as of June 1, 1999, among PPL Ironwood, LLC, The Bank of New York Mellon, as Trustee and The Bank of New York Mellon, as Depositary Bank

*10(ii)	-
$75,000,000 Revolving Credit Agreement, dated as of October 30, 2013, among LG&E and KU Energy LLC, the Lenders from time to time party thereto, and PNC Bank, National Association, as the Administrative Agent and the Issuing Lender, PNC Capital Markets LLC, as Sole Lead Arranger and Sole Bookrunner, Fifth Third Bank, as Syndication Agent, and Central Bank & Trust Company, as Documentation Agent

10(jj)	-
$300,000,000 Revolving Credit Agreement, dated as of November 12, 2013, among PPL Capital Funding, Inc., as borrower, PPL Corporation, as Guarantor, the Lenders party thereof and PNC Bank National Association, as Administrative Agent, and Manufactures and Traders Trust as Syndication Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

[_]10(kk)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(kk)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(kk)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(kk)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(kk)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(kk)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(ll)-1	-
PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ll)-2	-
PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ll)-3	-
PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(ll)-4	-
PPL Employee Change in Control Agreements Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ll)-5	-
PPL Revocable Director Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(mm)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(mm)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(mm)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(mm)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(mm)-5	-
Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(nn)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(nn)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(nn)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(nn)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(nn)-5	-
Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(nn)-6	-
Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(oo)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(oo)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(oo)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(oo)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(oo)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(oo)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(oo)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(oo)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(oo)-9	-
Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(pp)-1	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(pp)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(pp)-3	-
Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(pp)-4	-
Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(q) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(pp)-5	-
Amendment No. 4 to said Incentive Compensation Plan for Key Employees, dated as of December 15, 2008 (Exhibit 10(cc)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(pp)-6	-
Amendment No. 5 to said Incentive Compensation Plan for Key Employees, dated as of March 24, 2011 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2011)

[_]10(qq)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated April 6, 2011)

[_]10(rr)	-
Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ss)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. DeCampli, Dudkin, Farr and Gabbard (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(tt)-1	-
Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(tt)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(uu)	-
Amended and Restated Employment and Severance Agreement, dated as of October 29, 2010, between E.ON U.S. LLC and Victor A. Staffieri (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

[_]10(vv)-1	-	Form of Change in Control Severance Protection Agreement as adopted March 5, 2012 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(vv)-2	-
Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Messrs. Dudkin and Staffieri (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(ww)-1	-	PPL Corporation 2012 Stock Incentive Plan (Annex A to Proxy Statement of PPL Corporation, dated April 3, 2012)

[_]10(ww)-2	-
Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ww)-3	-
Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(ww)-4	-
Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(xx)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(d)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(e)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges

*12(f)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(d)	-	Consent of Ernst & Young LLP - LG&E and KU Energy LLC

*23(e)	-	Consent of Ernst & Young LLP - Louisville Gas and Electric Company

*23(f)	-	Consent of Ernst & Young LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of LKE's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of LKE's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(i)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(j)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(k)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(l)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Energy Supply's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of LKE's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.SCH	-
XBRL Taxonomy Extension Schema for PPL Corporation, PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-
XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation, PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.DEF	-
XBRL Taxonomy Extension Definition Linkbase for PPL Corporation, PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.LAB	-
XBRL Taxonomy Extension Label Linkbase for PPL Corporation, PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.PRE	-
XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation, PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company