Form 10-Q
period 2014-03-31
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2014-05-02
CIK 922224, 55387, 60549, 1518339, 317187, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 631,744,500 shares outstanding at April 25, 2014.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 25, 2014.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 25, 2014.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 25, 2014.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

Unless otherwise specified, references in this Report, individually, to PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such Registrants in accordance with GAAP.  This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

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

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, PPL Capital Funding, LKE and other subsidiaries.

PPL Brunner Island - PPL Brunner Island, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Capital Funding - PPL Capital Funding, Inc., a financing subsidiary of PPL that provides financing for the operations of PPL and certain subsidiaries.  Debt issued by PPL Capital Funding is guaranteed as to payment by PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL engaged in the regulated transmission and distribution of electricity in its Pennsylvania service area and that provides electricity supply to its retail customers in this area as a PLR.

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

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that, primarily through its subsidiaries, owns and operates WPD, PPL's regulated electricity distribution businesses in the U.K.

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

PPL WEM - PPL WEM Holdings Limited (formerly PPL WEM Holdings plc), an indirect U.K. subsidiary of PPL Global.  PPL WEM indirectly owns both WPD (East Midlands) and WPD (West Midlands).

PPL WW - PPL WW Holdings Limited, an indirect U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly owns WPD (South Wales) and WPD (South West).

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

i

Subsidiary Registrant(s) - Registrants that are direct or indirect wholly owned subsidiaries of PPL:  PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

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

2013 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2013.

Act 11 - Act 11 of 2012 that became effective on April 16, 2012.  The Pennsylvania legislation authorizes the PUC to approve two specific ratemaking mechanisms:  the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

Act 129 - Act 129 of 2008 that became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and changes to the AEPS.

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

CAIR - the EPA's Clean Air Interstate Rule.

Cane Run Unit 7 - a natural gas combined-cycle unit under construction in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 640 MW (141 MW and 499 MW to LG&E and KU) in 2015.

CCR - Coal Combustion Residuals.  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

CPCN - Certificate of Public Convenience and Necessity.  Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for the furnishing of utility service to the public.

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

DNO - Distribution Network Operator.

DPCR4 - Distribution Price Control Review 4, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. 5-year rate review period applicable to WPD that commenced April 1, 2010.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - the distribution system improvement charge authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

DSM - Demand Side Management.  Pursuant to Kentucky Revised Statute 278.285, the KPSC may determine the reasonableness of DSM plans proposed by any utility under its jurisdiction.  Proposed DSM mechanisms may seek full recovery of costs and revenues lost by implementing DSM programs and/or incentives designed to provide financial rewards to the utility for implementing cost-effective DSM programs.  The cost of such programs shall be assigned only to the class or classes of customers which benefit from the programs.

ECR - Environmental Cost Recovery.  Pursuant to Kentucky Revised Statute 278.183, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements that apply to coal combustion wastes and by-products from the production of energy from coal.

EEI - Electric Energy, Inc., owns and operates a coal-fired plant and a natural gas facility in southern Illinois.  KU's 20% ownership interest in EEI is accounted for as an equity method investment.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Units - refers collectively to the 2011 and 2010 Equity Units.

ESOP - Employee Stock Ownership Plan.

FERC - Federal Energy Regulatory Commission, the U.S. federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc., a credit rating agency.

FTRs - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion that entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion between two pricing locations, known as source and sink.

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker.  The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements.  Rate recovery became effective on January 1, 2013.

IBEW - International Brotherhood of Electrical Workers.

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt.  The method is applied as follows:  Interest charges (after tax) applicable to the convertible debt are added back to net income and  the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares.  Both adjustments are made only for purposes of calculating diluted EPS.  This method was applied in 2013 to PPL's Equity Units prior to settlement.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

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

NGCC - Natural gas-fired combined-cycle generating plant.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.  Derivatives that qualify for this exception may receive accrual accounting treatment.

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

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is accounted for as a cost-method investment.  OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined summer rating capacities of 2,120 MW.

PADEP - the Pennsylvania Department of Environmental Protection, a state government agency.

PJM - PJM Interconnection, L.L.C., operator of the electricity transmission network and electricity energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

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

Purchase Contract(s) - refers collectively to the 2010 and 2011 Purchase Contracts, which are components of the 2010 and 2011 Equity Units.

RAV - regulatory asset value.  This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base.  RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital.  RAV is indexed to Retail Price Index in order to allow for the effects of inflation.  Since the beginning of DPCR5 in April 2010, RAV additions have been based on a percentage of annual total expenditures.

RCRA - Resource Conservation and Recovery Act of 1976.

RECs - renewable energy credits.

Regional Transmission Line Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies changes and additions to the grid necessary to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects assigned to them by the PJM Board.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

v

RFC - ReliabilityFirst Corporation, one of eight regional entities with delegated authority from NERC that work to safeguard the reliability of the bulk power systems throughout North America.

RIIO-ED1 - RIIO represents "Revenues = Incentive + Innovation + Outputs - Electricity Distribution."  RIIO-ED1 refers to the initial eight-year rate review period applicable to WPD commencing April 1, 2015.

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

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

TC2 - Trimble County Unit 2, a coal-fired plant located in Kentucky with a net summer capacity of 732 MW.  LKE indirectly owns a 75% interest (consists of LG&E's 14.25% and KU's 60.75% interests) in TC2 or 549 MW of the capacity.

Tolling agreement - agreement whereby the owner of an electricity generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

TRA - Tennessee Regulatory Authority, the state agency that has jurisdiction over the regulation of rates and service of utilities in Tennessee.

Treasury Stock Method - A method applied to calculate diluted EPS that assumes any proceeds that could be obtained upon exercise of options and warrants (and their equivalents) would be used to purchase common stock at the average market price during the relevant period.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in each Registrant's 2013 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

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

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business dispositions or acquisitions and our ability to successfully operate acquired businesses and realize expected benefits from business acquisitions.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Utility	$2,162	$1,950
Unregulated wholesale energy	(1,429)	143
Unregulated retail energy	349	237
Energy-related businesses	141	127
Total Operating Revenues	1,223	2,457

Operating Expenses
Operation
Fuel	758	529
Energy purchases	(1,494)	57
Other operation and maintenance	697	676
Depreciation	305	284
Taxes, other than income	104	96
Energy-related businesses	138	122
Total Operating Expenses	508	1,764

Operating Income	715	693

Other Income (Expense) - net	(23)	122

Interest Expense	264	251

Income Before Income Taxes	428	564

Income Taxes	112	151

Net Income Attributable to PPL Shareowners	$316	$413

Earnings Per Share of Common Stock:
Basic	$0.50	$0.70
Diluted	$0.49	$0.65

Dividends Declared Per Share of Common Stock	$0.3725	$0.3675

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	630,749	582,640
Diluted	663,939	657,020

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013

Net income	$316	$413

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $1, ($6)	131	(245)
Available-for-sale securities, net of tax of ($6), ($25)	5	23
Qualifying derivatives, net of tax of $25, ($20)	(46)	62
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1	(1)	(1)
Qualifying derivatives, net of tax of ($4), $35	19	(80)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1)	1	1
Net actuarial loss, net of tax of ($9), ($13)	27	34

Total other comprehensive income (loss) attributable to PPL Shareowners	136	(206)

Comprehensive income (loss) attributable to PPL Shareowners	$452	$207

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$316	$413
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	305	284
Amortization	60	64
Defined benefit plans - expense	21	51
Deferred income taxes and investment tax credits	(26)	80
Unrealized (gains) losses on derivatives, and other hedging activities	241	98
Adjustment to WPD line loss accrual	65
Other	33	30
Change in current assets and current liabilities
Accounts receivable	(185)	(187)
Accounts payable	93	(138)
Unbilled revenues	(33)	137
Fuel, materials and supplies	96	55
Prepayments	(70)	(117)
Counterparty collateral	2	(64)
Taxes payable	126	122
Other	(51)	(129)
Other operating activities
Defined benefit plans - funding	(135)	(429)
Other assets	(3)	33
Other liabilities	76	(59)
Net cash provided by (used in) operating activities	931	244
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(892)	(828)
Purchases of nuclear plant decommissioning trust investments	(32)	(28)
Proceeds from the sale of nuclear plant decommissioning trust investments	27	24
Proceeds from the receipt of grants	56	1
Net (increase) decrease in restricted cash and cash equivalents	(334)	(52)
Other investing activities	(8)	(16)
Net cash provided by (used in) investing activities	(1,183)	(899)
Cash Flows from Financing Activities
Issuance of long-term debt		450
Retirement of long-term debt	(239)	(8)
Payment of common stock dividends	(234)	(210)
Net increase (decrease) in short-term debt	878	416
Other financing activities	(13)	(27)
Net cash provided by (used in) financing activities	392	621
Effect of Exchange Rates on Cash and Cash Equivalents	14	(14)
Net Increase (Decrease) in Cash and Cash Equivalents	154	(48)
Cash and Cash Equivalents at Beginning of Period	1,102	901
Cash and Cash Equivalents at End of Period	$1,256	$853

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$1,256	$1,102
Restricted cash and cash equivalents	416	83
Accounts receivable (less reserve: 2014, $66; 2013, $64)
Customer	1,108	923
Other	103	97
Unbilled revenues	874	835
Fuel, materials and supplies	607	702
Prepayments	224	153
Deferred taxes	342	246
Price risk management assets	1,087	942
Regulatory assets	32	33
Other current assets	45	37
Total Current Assets	6,094	5,153

Investments
Nuclear plant decommissioning trust funds	879	864
Other investments	39	43
Total Investments	918	907

Property, Plant and Equipment
Regulated utility plant	28,616	27,755
Less: accumulated depreciation - regulated utility plant	5,108	4,873
Regulated utility plant, net	23,508	22,882
Non-regulated property, plant and equipment
Generation	11,818	11,881
Nuclear fuel	712	591
Other	854	834
Less: accumulated depreciation - non-regulated property, plant and equipment	6,283	6,172
Non-regulated property, plant and equipment, net	7,101	7,134
Construction work in progress	3,165	3,071
Property, Plant and Equipment, net	33,774	33,087

Other Noncurrent Assets
Regulatory assets	1,245	1,246
Goodwill	4,298	4,225
Other intangibles	943	947
Price risk management assets	344	337
Other noncurrent assets	357	357
Total Other Noncurrent Assets	7,187	7,112

Total Assets	$47,973	$46,259

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$1,579	$701
Long-term debt due within one year	304	315
Accounts payable	1,345	1,308
Taxes	240	114
Interest	358	325
Dividends	236	232
Price risk management liabilities	1,302	829
Regulatory liabilities	80	90
Other current liabilities	932	998
Total Current Liabilities	6,376	4,912

Long-term Debt	20,514	20,592

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,096	3,928
Investment tax credits	281	342
Price risk management liabilities	450	415
Accrued pension obligations	1,159	1,286
Asset retirement obligations	701	687
Regulatory liabilities	1,037	1,048
Other deferred credits and noncurrent liabilities	642	583
Total Deferred Credits and Other Noncurrent Liabilities	8,366	8,289

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	6	6
Additional paid-in capital	8,352	8,316
Earnings reinvested	5,788	5,709
Accumulated other comprehensive loss	(1,429)	(1,565)
Total Equity	12,717	12,466

Total Liabilities and Equity	$47,973	$46,259

(a)	780,000 shares authorized; 631,417 and 630,321 shares issued and outstanding at March 31, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)		$12,466
Common stock issued (b)	1,096		30				30
Stock-based compensation (c)			6				6
Net income				316			316
Dividends and dividend
equivalents (d)				(237)			(237)
Other comprehensive
income (loss)					136		136
March 31, 2014	631,417	$6	$8,352	$5,788	$(1,429)		$12,717

December 31, 2012	581,944	$6	$6,936	$5,478	$(1,940)	$18	$10,498
Common stock issued (b)	1,270		37				37
Stock-based compensation (c)			15				15
Net income				413			413
Dividends, dividend equivalents
and distributions (d)				(215)			(215)
Other comprehensive
income (loss)					(206)		(206)
March 31, 2013	583,214	$6	$6,988	$5,676	$(2,146)	$18	$10,542

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)	Each period includes shares of common stock issued through various stock and incentive compensation plans.
(c)
The three months ended March 31, 2014 and 2013 include $27 million and $28 million of stock-based compensation expense related to new and existing unvested equity awards.  These periods also include $(21) million and $(13) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(d)	"Earnings reinvested" includes dividends and dividend equivalents on PPL common stock and restricted stock units.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Unregulated wholesale energy	$(1,429)	$143
Unregulated wholesale energy to affiliate	27	14
Unregulated retail energy	351	238
Energy-related businesses	125	113
Total Operating Revenues	(926)	508

Operating Expenses
Operation
Fuel	482	298
Energy purchases	(1,804)	(199)
Other operation and maintenance	258	235
Depreciation	80	78
Taxes, other than income	21	17
Energy-related businesses	124	110
Total Operating Expenses	(839)	539

Operating Income (Loss)	(87)	(31)

Other Income (Expense) - net	6	4

Interest Expense	34	46

Income (Loss) Before Income Taxes	(115)	(73)

Income Taxes	(49)	(35)

Net Income (Loss) Attributable to PPL Energy Supply Member	$(66)	$(38)

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(66)	$(38)

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Available-for-sale securities, net of tax of ($6), ($25)	5	23
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1	(1)	(1)
Qualifying derivatives, net of tax of $4, $21	(5)	(30)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1)	1	1
Net actuarial loss, net of tax of ($1), ($2)	1	4

Total other comprehensive income (loss) attributable to PPL Energy Supply
Member	1	(3)

Comprehensive income (loss) attributable to PPL Energy Supply Member	$(65)	$(41)

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(66)	$(38)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities
Depreciation	80	78
Amortization	44	44
Defined benefit plans - expense	8	12
Deferred income taxes and investment tax credits	(121)	(21)
Impairment of assets	18
Unrealized (gains) losses on derivatives, and other hedging activities	229	214
Other	5	5
Change in current assets and current liabilities
Accounts receivable	(15)	71
Accounts payable	153	(94)
Unbilled revenues	(92)	123
Fuel, materials and supplies	43	11
Prepayments	(10)	(104)
Taxes payable	53	37
Counterparty collateral	2	(64)
Other	(22)	(14)
Other operating activities
Defined benefit plans - funding	(30)	(105)
Other assets	(5)	44
Other liabilities	2	(74)
Net cash provided by (used in) operating activities	276	125
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(88)	(124)
Purchases of nuclear plant decommissioning trust investments	(32)	(28)
Proceeds from the sale of nuclear plant decommissioning trust investments	27	24
Proceeds from the receipt of grants	56
Net (increase) decrease in restricted cash and cash equivalents	(344)	(59)
Other investing activities	(8)	(8)
Net cash provided by (used in) investing activities	(389)	(195)
Cash Flows from Financing Activities
Distributions to member	(654)	(313)
Net increase (decrease) in short-term debt	970	125
Other financing activities	(1)	(8)
Net cash provided by (used in) financing activities	315	(196)
Net Increase (Decrease) in Cash and Cash Equivalents	202	(266)
Cash and Cash Equivalents at Beginning of Period	239	413
Cash and Cash Equivalents at End of Period	$441	$147

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$441	$239
Restricted cash and cash equivalents	412	68
Accounts receivable (less reserve: 2014, $21; 2013, $21)
Customer	232	233
Other	92	97
Accounts receivable from affiliates	66	45
Unbilled revenues	378	286
Fuel, materials and supplies	315	358
Prepayments	30	20
Deferred taxes	87
Price risk management assets	1,080	860
Other current assets	30	27
Total Current Assets	3,163	2,233

Investments
Nuclear plant decommissioning trust funds	879	864
Other investments	34	37
Total Investments	913	901

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,826	11,891
Nuclear fuel	712	591
Other	290	288
Less: accumulated depreciation - non-regulated property, plant and equipment	6,141	6,046
Non-regulated property, plant and equipment, net	6,687	6,724
Construction work in progress	369	450
Property, Plant and Equipment, net	7,056	7,174

Other Noncurrent Assets
Goodwill	86	86
Other intangibles	266	266
Price risk management assets	337	328
Other noncurrent assets	82	86
Total Other Noncurrent Assets	771	766

Total Assets	$11,903	$11,074

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$970
Long-term debt due within one year	304	$304
Accounts payable	490	393
Accounts payable to affiliates	33	4
Taxes	84	31
Interest	43	22
Price risk management liabilities	1,211	750
Other current liabilities	239	278
Total Current Liabilities	3,374	1,782

Long-term Debt	2,220	2,221

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,154	1,114
Investment tax credits	145	205
Price risk management liabilities	316	320
Accrued pension obligations	84	111
Asset retirement obligations	400	393
Other deferred credits and noncurrent liabilities	131	130
Total Deferred Credits and Other Noncurrent Liabilities	2,230	2,273

Commitments and Contingent Liabilities (Note 10)

Member's Equity	4,079	4,798

Total Liabilities and Equity	$11,903	$11,074

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

December 31, 2013	$4,798		$4,798
Net income (loss)	(66)		(66)
Other comprehensive income (loss)	1		1
Distributions	(654)		(654)
March 31, 2014	$4,079		$4,079

December 31, 2012	$3,830	$18	$3,848
Net income (loss)	(38)		(38)
Other comprehensive income (loss)	(3)		(3)
Distributions	(313)		(313)
March 31, 2013	$3,476	$18	$3,494

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013

Operating Revenues	$592	$513

Operating Expenses
Operation
Energy purchases	189	172
Energy purchases from affiliate	27	14
Other operation and maintenance	134	133
Depreciation	45	43
Taxes, other than income	32	30
Total Operating Expenses	427	392

Operating Income	165	121

Other Income (Expense) - net	2	1

Interest Expense	29	25

Income Before Income Taxes	138	97

Income Taxes	53	33

Net Income (a)	$85	$64

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$85	$64
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	45	43
Amortization	4	5
Defined benefit plans - expense	3	7
Deferred income taxes and investment tax credits	25	45
Other	(14)	(3)
Change in current assets and current liabilities
Accounts receivable	(107)	(87)
Accounts payable	22	(34)
Prepayments	(61)	(28)
Other	(1)	(6)
Other operating activities
Defined benefit plans - funding	(19)	(88)
Other assets	4	8
Other liabilities	10	(3)
Net cash provided by (used in) operating activities	(4)	(77)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(201)	(189)
Net (increase) decrease in notes receivable from affiliates	150
Other investing activities	9	(3)
Net cash provided by (used in) investing activities	(42)	(192)

Cash Flows from Financing Activities
Retirement of long-term debt	(10)
Contributions from parent	65	60
Payment of common stock dividends to parent	(32)	(25)
Net increase (decrease) in short-term debt	40	125
Net cash provided by (used in) financing activities	63	160

Net Increase (Decrease) in Cash and Cash Equivalents	17	(109)
Cash and Cash Equivalents at Beginning of Period	25	140
Cash and Cash Equivalents at End of Period	$42	$31

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$42	$25
Accounts receivable (less reserve: 2014, $17; 2013, $18)
Customer	387	284
Other	9	5
Accounts receivable from affiliates	4	4
Notes receivable from affiliate		150
Unbilled revenues	105	116
Materials and supplies	34	35
Prepayments	101	40
Deferred income taxes	82	85
Other current assets	10	22
Total Current Assets	774	766

Property, Plant and Equipment
Regulated utility plant	6,998	6,886
Less: accumulated depreciation - regulated utility plant	2,454	2,417
Regulated utility plant, net	4,544	4,469
Other, net	1	2
Construction work in progress	684	591
Property, Plant and Equipment, net	5,229	5,062

Other Noncurrent Assets
Regulatory assets	770	772
Intangibles	214	211
Other noncurrent assets	35	35
Total Other Noncurrent Assets	1,019	1,018

Total Assets	$7,022	$6,846

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$60	$20
Long-term debt due within one year		10
Accounts payable	300	295
Accounts payable to affiliates	88	57
Taxes	39	51
Interest	23	34
Regulatory liabilities	68	76
Other current liabilities	83	82
Total Current Liabilities	661	625

Long-term Debt	2,306	2,305

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,439	1,399
Accrued pension obligations	78	96
Regulatory liabilities	13	15
Other deferred credits and noncurrent liabilities	58	57
Total Deferred Credits and Other Noncurrent Liabilities	1,588	1,567

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,405	1,340
Earnings reinvested	698	645
Total Equity	2,467	2,349

Total Liabilities and Equity	$7,022	$6,846

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2013	66,368	$364	$1,340	$645	$2,349
Net income				85	85
Capital contributions from PPL			65		65
Cash dividends declared on common stock				(32)	(32)
March 31, 2014	66,368	$364	$1,405	$698	$2,467

December 31, 2012	66,368	$364	$1,135	$563	$2,062
Net income				64	64
Capital contributions from PPL			60		60
Cash dividends declared on common stock				(25)	(25)
March 31, 2013	66,368	$364	$1,195	$602	$2,161

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013

Operating Revenues	$934	$800

Operating Expenses
Operation
Fuel	277	231
Energy purchases	124	86
Other operation and maintenance	206	197
Depreciation	86	82
Taxes, other than income	13	12
Total Operating Expenses	706	608

Operating Income	228	192

Other Income (Expense) - net	(2)	(2)

Interest Expense	42	37

Income Before Income Taxes	184	153

Income Taxes	69	57

Net Income (a)	$115	$96

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$115	$96
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	86	82
Amortization	6	7
Defined benefit plans - expense	8	17
Deferred income taxes and investment tax credits	74	45
Other	(1)	1
Change in current assets and current liabilities
Accounts receivable	(50)	(78)
Accounts payable	22	31
Accounts payable to affiliates		1
Unbilled revenues	36
Fuel, materials and supplies	53	47
Accrued interest	36	30
Taxes	(14)	(2)
Other	(24)	(29)
Other operating activities
Defined benefit plans - funding	(38)	(154)
Other assets		2
Other liabilities		(11)
Net cash provided by operating activities	309	85
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(272)	(271)
Net (increase) decrease in notes receivable from affiliates	66
Net (increase) decrease in restricted cash and cash equivalents	1	4
Net cash provided by (used in) investing activities	(205)	(267)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		60
Net increase (decrease) in short-term debt	(45)	60
Distributions to member	(104)	(4)
Contributions from member	40	75
Net cash provided by (used in) financing activities	(109)	191
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	9
Cash and Cash Equivalents at Beginning of Period	35	43
Cash and Cash Equivalents at End of Period	$30	$52

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$30	$35
Accounts receivable (less reserve: 2014, $26; 2013, $22)
Customer	265	224
Other	27	20
Unbilled revenues	144	180
Fuel, materials and supplies	225	278
Prepayments	22	21
Notes receivable from affiliates	4	70
Deferred income taxes	139	159
Regulatory assets	31	27
Other current assets	3	3
Total Current Assets	890	1,017

Property, Plant and Equipment
Regulated utility plant	8,683	8,526
Less: accumulated depreciation - regulated utility plant	849	778
Regulated utility plant, net	7,834	7,748
Other, net	3	3
Construction work in progress	1,868	1,793
Property, Plant and Equipment, net	9,705	9,544

Other Noncurrent Assets
Regulatory assets	475	474
Goodwill	996	996
Other intangibles	209	221
Other noncurrent assets	96	98
Total Other Noncurrent Assets	1,776	1,789

Total Assets	$12,371	$12,350

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$200	$245
Accounts payable	341	346
Accounts payable to affiliates	3	3
Customer deposits	50	50
Taxes	25	39
Price risk management liabilities	4	4
Regulatory liabilities	12	14
Interest	59	23
Other current liabilities	87	111
Total Current Liabilities	781	835

Long-term Debt	4,565	4,565

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,021	965
Investment tax credits	134	135
Accrued pension obligations	119	152
Asset retirement obligations	251	245
Regulatory liabilities	1,024	1,033
Price risk management liabilities	36	32
Other deferred credits and noncurrent liabilities	240	238
Total Deferred Credits and Other Noncurrent Liabilities	2,825	2,800

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,200	4,150

Total Liabilities and Equity	$12,371	$12,350

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

December 31, 2013	$4,150
Net income	115
Contributions from member	40
Distributions to member	(104)
Other comprehensive income (loss)	(1)
March 31, 2014	$4,200

December 31, 2012	$3,786
Net income	96
Contributions from member	75
Distributions to member	(4)
Other comprehensive income (loss)	(1)
March 31, 2013	$3,952

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Retail and wholesale	$442	$369
Electric revenue from affiliate	37	21
Total Operating Revenues	479	390

Operating Expenses
Operation
Fuel	117	96
Energy purchases	118	80
Energy purchases from affiliate	6	1
Other operation and maintenance	98	91
Depreciation	38	36
Taxes, other than income	6	6
Total Operating Expenses	383	310

Operating Income	96	80

Other Income (Expense) - net	(2)	(1)

Interest Expense	12	10

Income Before Income Taxes	82	69

Income Taxes	30	25

Net Income (a)	$52	$44

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$52	$44
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	38	36
Amortization	3	3
Defined benefit plans - expense	2	6
Deferred income taxes and investment tax credits	6	11
Other	(5)	(5)
Change in current assets and current liabilities
Accounts receivable	(40)	(37)
Accounts payable	14	9
Accounts payable to affiliates	(7)	(7)
Unbilled revenues	22	1
Fuel, materials and supplies	44	37
Taxes	21	17
Other	5	11
Other operating activities
Defined benefit plans - funding	(9)	(43)
Other liabilities	2	2
Net cash provided by operating activities	148	85
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(116)	(98)
Net (increase) decrease in restricted cash and cash equivalents	1	4
Net cash provided by (used in) investing activities	(115)	(94)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(5)	15
Payment of common stock dividends to parent	(27)	(19)
Contributions from parent		25
Net cash provided by (used in) financing activities	(32)	21
Net Increase (Decrease) in Cash and Cash Equivalents	1	12
Cash and Cash Equivalents at Beginning of Period	8	22
Cash and Cash Equivalents at End of Period	$9	$34

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$9	$8
Accounts receivable (less reserve: 2014, $2; 2013, $2)
Customer	118	102
Other	8	9
Unbilled revenues	63	85
Accounts receivable from affiliates	23
Fuel, materials and supplies	110	154
Prepayments	7	7
Regulatory assets	22	17
Other current assets	5	3
Total Current Assets	365	385

Property, Plant and Equipment
Regulated utility plant	3,475	3,383
Less: accumulated depreciation - regulated utility plant	364	332
Regulated utility plant, net	3,111	3,051
Construction work in progress	680	651
Property, Plant and Equipment, net	3,791	3,702

Other Noncurrent Assets
Regulatory assets	303	303
Goodwill	389	389
Other intangibles	114	120
Other noncurrent assets	33	35
Total Other Noncurrent Assets	839	847

Total Assets	$4,995	$4,934

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$15	$20
Accounts payable	189	166
Accounts payable to affiliates	17	24
Customer deposits	24	24
Taxes	32	11
Price risk management liabilities	4	4
Regulatory liabilities	9	9
Interest	15	6
Other current liabilities	26	32
Total Current Liabilities	331	296

Long-term Debt	1,353	1,353

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	590	582
Investment tax credits	38	38
Accrued pension obligations	10	19
Asset retirement obligations	70	68
Regulatory liabilities	477	482
Price risk management liabilities	36	32
Other deferred credits and noncurrent liabilities	105	104
Total Deferred Credits and Other Noncurrent Liabilities	1,326	1,325

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,364	1,364
Earnings reinvested	197	172
Total Equity	1,985	1,960

Total Liabilities and Equity	$4,995	$4,934

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2013	21,294	$424	$1,364	$172	$1,960
Net income				52	52
Cash dividends declared on common stock				(27)	(27)
March 31, 2014	21,294	$424	$1,364	$197	$1,985

December 31, 2012	21,294	$424	$1,278	$108	$1,810
Net income				44	44
Capital contributions from LKE			25		25
Cash dividends declared on common stock				(19)	(19)
March 31, 2013	21,294	$424	$1,303	$133	$1,860

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Retail and wholesale	$492	$431
Electric revenue from affiliate	6	1
Total Operating Revenues	498	432

Operating Expenses
Operation
Fuel	160	135
Energy purchases	6	6
Energy purchases from affiliate	37	21
Other operation and maintenance	98	97
Depreciation	48	46
Taxes, other than income	7	6
Total Operating Expenses	356	311

Operating Income	142	121

Other Income (Expense) - net		(1)

Interest Expense	19	17

Income Before Income Taxes	123	103

Income Taxes	46	39

Net Income (a)	$77	$64

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$77	$64
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	48	46
Amortization	3	4
Defined benefit plans - expense	2	5
Deferred income taxes and investment tax credits	34	35
Other	2	9
Change in current assets and current liabilities
Accounts receivable	(24)	(31)
Accounts payable	15	32
Accounts payable to affiliates	16	8
Unbilled revenues	14	(1)
Fuel, materials and supplies	9	10
Taxes	(12)	(17)
Accrued interest	18	15
Other	(9)	(20)
Other operating activities
Defined benefit plans - funding	(3)	(60)
Other assets		1
Other liabilities	1	(15)
Net cash provided by operating activities	191	85
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(154)	(172)
Net cash provided by (used in) investing activities	(154)	(172)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(40)	45
Payment of common stock dividends to parent	(37)	(13)
Contributions from parent	40	50
Net cash provided by (used in) financing activities	(37)	82
Net Increase (Decrease) in Cash and Cash Equivalents		(5)
Cash and Cash Equivalents at Beginning of Period	21	21
Cash and Cash Equivalents at End of Period	$21	$16

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$21	$21
Accounts receivable (less reserve: 2014, $4; 2013, $4)
Customer	147	122
Other	7	9
Unbilled revenues	81	95
Fuel, materials and supplies	115	124
Prepayments	5	4
Regulatory assets	9	10
Other current assets	12	6
Total Current Assets	397	391

Property, Plant and Equipment
Regulated utility plant	5,208	5,143
Less: accumulated depreciation - regulated utility plant	485	446
Regulated utility plant, net	4,723	4,697
Other, net	1	1
Construction work in progress	1,185	1,139
Property, Plant and Equipment, net	5,909	5,837

Other Noncurrent Assets
Regulatory assets	172	171
Goodwill	607	607
Other intangibles	95	101
Other noncurrent assets	56	56
Total Other Noncurrent Assets	930	935

Total Assets	$7,236	$7,163

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$110	$150
Accounts payable	140	159
Accounts payable to affiliates	41	25
Customer deposits	26	26
Taxes	21	33
Regulatory liabilities	3	5
Interest	29	11
Other current liabilities	30	36
Total Current Liabilities	400	445

Long-term Debt	2,091	2,091

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	699	658
Investment tax credits	96	97
Accrued pension obligations	9	11
Asset retirement obligations	181	177
Regulatory liabilities	547	551
Other deferred credits and noncurrent liabilities	90	89
Total Deferred Credits and Other Noncurrent Liabilities	1,622	1,583

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,545	2,505
Accumulated other comprehensive income		1
Earnings reinvested	270	230
Total Equity	3,123	3,044

Total Liabilities and Equity	$7,236	$7,163

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

December 31, 2013	37,818	$308	$2,505	$230	$1	$3,044
Net income				77		77
Capital contributions from LKE			40			40
Cash dividends declared on common
stock				(37)		(37)
Other comprehensive income (loss)					(1)	(1)
March 31, 2014	37,818	$308	$2,545	$270	$	$3,123

December 31, 2012	37,818	$308	$2,348	$126	$1	$2,783
Net income				64		64
Capital contributions from LKE			50			50
Cash dividends declared on common
stock				(13)		(13)
March 31, 2013	37,818	$308	$2,398	$177	$1	$2,884

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2013 is derived from that Registrant's 2013 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2013 Form 10-K.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014, or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2014 financial statements.

2.  Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2013 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During the three months ended March 31, 2014, PPL Electric purchased $362 million of accounts receivable from unaffiliated third parties and $105 million from PPL EnergyPlus.  During the three months ended March 31, 2013, PPL Electric purchased $259 million of accounts receivable from unaffiliated third parties and $77 million from PPL EnergyPlus.

New Accounting Guidance Adopted (All Registrants)

Accounting for Obligations Resulting from Joint and Several Liability Arrangements

Effective January 1, 2014, the Registrants retrospectively adopted accounting guidance for the recognition, measurement and disclosure of certain obligations resulting from joint and several liability arrangements when the amount of the obligation is fixed at the reporting date.  If the obligation is determined to be in the scope of this guidance, it will be measured as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  This guidance also requires additional disclosures for these obligations.

The adoption of this guidance did not have a significant impact on the Registrants.

Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Effective January 1, 2014, PPL prospectively adopted accounting guidance that requires a cumulative translation adjustment to be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  For the step acquisition of previously held equity method investments that are foreign entities, this guidance clarifies that the amount of accumulated other comprehensive income that is reclassified and included in the calculation of a gain or loss shall include any foreign currency translation adjustment related to that previously held investment.

The initial adoption of this guidance did not have a significant impact on PPL; however, the impact in future periods could be material.

Presentation of Unrecognized Tax Benefits When Net Operating Loss Carryforwards, Similar Tax Losses, or Tax Credit Carryforwards Exist

Effective January 1, 2014, the Registrants prospectively adopted accounting guidance that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

The adoption of this guidance did not have a significant impact on the Registrants.

3.  Segment and Related Information

(PPL)

See Note 2 in PPL's 2013 Form 10-K for a discussion of reportable segments and related information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are:

	Three Months
	2014	2013
Income Statement Data
Revenues from external customers
U.K. Regulated	$648	$648
Kentucky Regulated	934	800
Pennsylvania Regulated	591	512
Supply (a)	(953)	494
Corporate and Other	3	3
Total	$1,223	$2,457

Intersegment electric revenues
Supply	$27	$14

Net Income Attributable to PPL Shareowners
U.K. Regulated	$206	$313
Kentucky Regulated	107	85
Pennsylvania Regulated	85	64
Supply (a)	(75)	(46)
Corporate and Other	(7)	(3)
Total	$316	$413

	March 31,	December 31,
	2014	2013
Balance Sheet Data
Assets
U.K. Regulated	$16,535	$15,895
Kentucky Regulated	12,037	12,016
Pennsylvania Regulated	7,022	6,846
Supply	12,237	11,408
Corporate and Other (b)	142	94
Total assets	$47,973	$46,259

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2014	2013
Income (Numerator)
Net income attributable to PPL shareowners	$316	$413
Less amounts allocated to participating securities	2	2
Net income available to PPL common shareowners - Basic	314	411
Plus interest charges (net of tax) related to Equity Units (a)	9	15
Net income available to PPL common shareowners - Diluted	$323	$426

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	630,749	582,640
Add incremental non-participating securities:
Share-based payment awards	1,511	810
Equity Units (a)	31,679	71,990
Forward sale agreements		1,580
Weighted-average shares - Diluted EPS	663,939	657,020

Basic EPS
Net Income Available to PPL common shareowners	$0.50	$0.70

Diluted EPS
Net Income Available to PPL common shareowners	$0.49	$0.65

(a)
The If-Converted Method has been applied to the Equity Units prior to settlement.  See Note 7 for additional information on the 2011 Equity Units, including the issuance of PPL common stock on May 1, 2014 to settle the 2011 Purchase Contracts.

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows (in thousands):

	Three Months
	2014	2013
Stock-based compensation plans (a)	1,096	446
ESOP		275
DRIP		549

(a)	Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2014	2013

Stock options	2,540	6,589
Performance units		206
Restricted stock units	123	116

5.  Income Taxes

Reconciliations of income taxes for the periods ended March 31 are:

(PPL)

	Three Months
	2014	2013
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$150	$197
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	3
Impact of lower U.K. income tax rates	(45)	(38)
U.S. income tax on foreign earnings - net of foreign tax credit	11	2
Federal income tax credits, excluding foreign tax credit	(1)	(4)
Amortization of investment tax credit	(2)	(3)
Depreciation not normalized	(2)	(3)
Other	(1)	(3)
Total increase (decrease)	(38)	(46)
Total income taxes	$112	$151

(PPL Energy Supply)

	Three Months
	2014	2013
Federal income tax on Income (Loss) Before Income Taxes at statutory tax rate - 35%	$(40)	$(26)
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	(9)	(6)
Federal income tax credits	(1)	(3)
Other	1
Total increase (decrease)	(9)	(9)
Total income taxes	$(49)	$(35)

(PPL Electric)

	Three Months
	2014	2013
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$48	$34
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	5
Federal and state tax reserve adjustments		(2)
Depreciation not normalized	(2)	(3)
Other	(1)	(1)
Total increase (decrease)	5	(1)
Total income taxes	$53	$33

(LKE)

	Three Months
	2014	2013
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$64	$54
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	5
Other	(2)	(2)
Total increase (decrease)	5	3
Total income taxes	$69	$57

(LG&E)

	Three Months
	2014	2013
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$29	$24
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3
Other	(2)	(2)
Total increase (decrease)	1	1
Total income taxes	$30	$25

(KU)

	Three Months
	2014	2013
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$43	$36
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Other	(1)	(1)
Total increase (decrease)	3	3
Total income taxes	$46	$39

6.  Utility Rate Regulation

(All Registrants except PPL Energy Supply)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery		$7
Gas supply clause	$19	10
Fuel adjustment clause	10	2
Demand side management	1	8
Other	2	6	$1	$6
Total current regulatory assets	$32	$33	$1	$6

Noncurrent Regulatory Assets:
Defined benefit plans	$503	$509	$255	$257
Taxes recoverable through future rates	307	306	307	306
Storm costs	141	147	51	53
Unamortized loss on debt	82	85	54	57
Interest rate swaps	48	44
Accumulated cost of removal of utility plant	101	98	101	98
AROs	51	44
Other	12	13	2	1
Total noncurrent regulatory assets	$1,245	$1,246	$770	$772

Current Regulatory Liabilities:
Generation supply charge	$25	$23	$25	$23
Environmental cost recovery	3
Gas supply clause	2	3
Transmission service charge	10	8	10	8
Fuel adjustment clause		4
Transmission formula rate	27	20	27	20
Universal service rider	5	10	5	10
Storm damage expense		14		14
Gas line tracker	7	6
Other	1	2	1	1
Total current regulatory liabilities	$80	$90	$68	$76

	PPL		PPL Electric
	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013
Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$692	$688
Coal contracts (a)	88	98
Power purchase agreement - OVEC (a)	98	100
Net deferred tax assets	30	30
Act 129 compliance rider	13	15	$13	$15
Defined benefit plans	26	26
Interest rate swaps	86	86
Other	4	5
Total noncurrent regulatory liabilities	$1,037	$1,048	$13	$15

	LKE		LG&E		KU
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery		$7		$2		$5
Gas supply clause	$19	10	$19	10
Fuel adjustment clause	10	2	2	2	$8
Demand side management	1	8	1	3		5
Other	1				1
Total current regulatory assets	$31	$27	$22	$17	$9	$10

Noncurrent Regulatory Assets:
Defined benefit plans	$248	$252	$161	$164	$87	$88
Storm costs	90	94	49	51	41	43
Unamortized loss on debt	28	28	18	18	10	10
Interest rate swaps	48	44	48	44
AROs	51	44	23	21	28	23
Other	10	12	4	5	6	7
Total noncurrent regulatory assets	$475	$474	$303	$303	$172	$171

Current Regulatory Liabilities:
Environmental cost recovery	$3				$3
Gas supply clause	2	$3	$2	$3
Fuel adjustment clause		4				$4
Gas line tracker	7	6	7	6
Other		1				1
Total current regulatory liabilities	$12	$14	$9	$9	$3	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$692	$688	$301	$299	$391	$389
Coal contracts (a)	88	98	38	43	50	55
Power purchase agreement - OVEC (a)	98	100	68	69	30	31
Net deferred tax assets	30	30	25	26	5	4
Defined benefit plans	26	26			26	26
Interest rate swaps	86	86	43	43	43	43
Other	4	5	2	2	2	3
Total noncurrent regulatory liabilities	$1,024	$1,033	$477	$482	$547	$551

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, WPD increased its existing liability by $65 million for over-recovery of line losses with a reduction to "Utility" revenue on the Statement of Income.  The total recorded liability at March 31, 2014 was $115 million, nearly all of which will be refunded to customers from April 1, 2015 through March 31, 2019.  The recorded liability at December 31, 2013 was $74 million.  Other activity impacting the liability included reductions in the liability that have been included in tariffs during the first quarter of 2014 and foreign exchange movements.  PPL is considering what, if any, recourse may be available to seek review of the final decision.

Kentucky Activities (PPL, LKE, LG&E and KU)

CPCN Filings

In January 2014, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to build a NGCC generating unit at KU's Green River generating site and a solar generating facility at the E. W. Brown generating site.  The proceeding is currently in the discovery phase and a hearing is scheduled for July 2014.  In April 2014, LG&E and KU filed a motion to hold further proceedings in abeyance for up to 90 days in order to allow the companies to assess the potential impact of certain events on their future capacity needs, including the recent receipt of termination notices to be generally effective in 2019 from certain KU municipal wholesale customers.  See "Federal Matters - FERC Formula Rates" below for additional information relating to the municipal wholesale customers.

Pennsylvania Activities (PPL and PPL Electric)

Storm Damage Expense Rider

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider (SDER).  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  PPL Electric proposed that the SDER become effective January 1, 2013 at a zero rate with qualifying storm costs incurred in 2013 and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014.  As of December 31, 2013, PPL Electric had a $14 million regulatory liability balance for amounts expected to be refunded to customers for revenues collected to cover storm costs in excess of actual storm costs incurred during 2013.  On April 3, 2014, the PUC issued a final order approving the SDER.  The SDER will be effective January 1, 2015 and will initially include actual storm costs compared to collections from December 2013 through November 2014.  As a result of the order, PPL Electric reduced its regulatory liability by $12 million.  Also, as part of the order, PPL Electric can recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 2015.  See "Storm Costs" below for additional information on Hurricane Sandy costs.

Storm Costs

In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying costs in excess of insurance recoveries associated with Hurricane Sandy.  At March 31, 2014 and December 31, 2013, $29 million was included on the Balance Sheets as a regulatory asset.

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are subject to significant penalties.

Under Act 129, EDCs must file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  EDCs are able to recover the costs (capped at 2.0% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's Phase I EE&C Plan ending May 31, 2013.

Phase I of Act 129 required EDCs to reduce overall electricity consumption by 1.0% by May 2011 and by 3.0% by May 2013, and reduce peak demand by 4.5% by May 2013.  The overall consumption reduction is measured against PUC-forecasted consumption for the twelve months ended May 31, 2010.  The peak demand reduction was required to occur for the 100 hours of highest demand, which is determined by actual demand reduction during the June 2012 through September 2012 period.  The PUC issued an Order on March 20, 2014 determining that PPL Electric met all of its Phase I EE&C compliance requirements.

Under Act 129 the PUC was required to evaluate the costs and benefits of the EE&C program by November 30, 2013 and adopt additional reductions if the benefits of the program exceed the costs.  In August 2012, after receiving input from stakeholders, the PUC issued a Final Implementation Order establishing a three-year Phase II program, ending May 31, 2016, with individual consumption reduction targets for each EDC.  PPL Electric's Phase II reduction target is 2.1% of the total energy consumption forecasted by the PUC for the twelve months ended May 31, 2010.  The PUC did not establish demand reduction targets for the Phase II program.  PPL Electric began its PUC-approved Phase II Plan implementation on June 1, 2013.  In November 2013, PPL Electric filed 40 modifications to its Phase II Plan which contains programs designed to meet PPL Electric's target of reducing total energy consumption by 2.1%.  On March 6, 2014, the PUC issued an order approving the revised EE&C Plan with minor modifications related to training.

Act 129 also requires Default Service Providers (DSP) to provide electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  A DSP is able to recover the costs associated with its default service procurement plan.

In January 2013, the PUC approved PPL Electric's DSP procurement plan for the period June 1, 2013 through May 31, 2015.  On April 18, 2014, PPL Electric filed a new DSP procurement plan with the PUC for the period June 1, 2015 through May 31, 2017.  This filing is pending before the PUC.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric continues to conduct pilot projects to evaluate additional applications of its current advanced metering technology pursuant to the requirements of Act 129.  PPL Electric recovers the cost of its pilot projects through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014.  PPL Electric also submitted revised SMR charges that became effective January 1, 2014.  PPL Electric will submit its final Smart Meter Plan by June 30, 2014.

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

In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC and in an order entered on May 23, 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  The case remains pending before the PUC.

Federal Matters

FERC Formula Rates (PPL and PPL Electric)

Transmission rates are regulated by the FERC.  PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The formula rate is calculated, in part, based on financial results as reported in PPL Electric's annual FERC Form 1 filed under the FERC's Uniform System of Accounts.

PPL Electric initiated its formula rate 2012, 2011 and 2010 Annual Updates.  Each update was subsequently challenged by a group of municipal customers, whose challenges were opposed by PPL Electric.  Between 2011 and 2013, numerous hearings before the FERC and settlement conferences were convened in an attempt to resolve these matters.  Beginning in the second half of 2013, PPL Electric and the group of municipal customers exchanged confidential settlement proposals.  PPL and PPL Electric cannot predict the outcome of the foregoing proceedings, which remain pending before the FERC.

FERC Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014 subject to refund.  In April 2014, FERC accepted a motion filed by KU requesting a delay until mid-June of the effectiveness of other elements, including updated termination notice periods, new credit and uncollectible charge provisions.  Also in April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts, such terminations to be effective in 2019, except in the case of one municipality with a conditional 2017 effective date.  The parties are continuing settlement negotiations.  KU cannot currently predict the outcome of the proceeding or related matters.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs.  For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Energy Supply, PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE.  The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets.  The following credit facilities were in place at:

	March 31, 2014					December 31, 2013
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
PPL WW Syndicated
Credit Facility	Dec. 2016	£210	£98		£112	£103
WPD (South West)
Syndicated Credit Facility	Jan. 2017	245			245
WPD (East Midlands)
Syndicated Credit Facility	Apr. 2016	300			300
WPD (West Midlands)
Syndicated Credit Facility	Apr. 2016	300			300
Uncommitted Credit Facilities		88		£5	83		£5
Total U.K. Credit Facilities (a)		£1,143	£98	£5	£1,040	£103	£5

U.S.
PPL Capital Funding
Syndicated Credit Facility (b)	Nov. 2018	$300	$185		$115	$270
Bilateral Credit Facility	Mar. 2015	150			150
Total PPL Capital Funding Credit Facilities		$450	$185		$265	$270

PPL Energy Supply
Syndicated Credit Facility (b)	Nov. 2017	$3,000	$350	$730	$1,920		$29
Letter of Credit Facility	Mar. 2015	150		91	59		138
Uncommitted Credit Facilities		175		77	98		77
Total PPL Energy Supply Credit Facilities		$3,325	$350	$898	$2,077		$244

PPL Electric
Syndicated Credit Facility	Oct. 2017	$300		$61	$239		$21

LKE
Syndicated Credit Facility (b)	Oct. 2018	$75	$75			$75

LG&E
Syndicated Credit Facility	Nov. 2017	$500		$15	$485		$20

	March 31, 2014					December 31, 2013
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
KU
Syndicated Credit Facility	Nov. 2017	$400		$110	$290		$150
Letter of Credit Facility	May 2016	198		198			198
Total KU Credit Facilities		$598		$308	$290		$348

(a)
PPL WW's amounts borrowed at March 31, 2014 and December 31, 2013 were USD-denominated borrowings of $164 million and $166 million, which equated to £98 million and £103 million at the time of borrowings and bore interest at 1.86% and 1.87%.  At March 31, 2014, the unused capacity under the U.K. credit facilities was $1.7 billion.

(b)
At March 31, 2014, interest rates on outstanding borrowings were 1.79% for PPL Capital Funding and 1.66% for PPL Energy Supply and LKE.  At December 31, 2013, interest rates on outstanding borrowings were 1.79% for PPL Capital Funding and 1.67% for LKE.

PPL Energy Supply, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary.  Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility.  The following commercial paper programs were in place at:

	March 31, 2014				December 31, 2013
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Energy Supply	0.48%	$750	$620	$130
PPL Electric	0.33%	300	60	240	0.23%	$20
LG&E	0.27%	350	15	335	0.29%	20
KU	0.29%	350	110	240	0.32%	150
Total		$1,750	$805	$945		$190

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, that provides PPL Energy Supply the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At March 31, 2014, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2018, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at March 31, 2014.

(PPL Electric and LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities (PPL)

2011 Equity Units

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million of 3.184% Junior Subordinated Notes due 2019.  Simultaneously, the newly issued notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044.  The transaction was accounted for as a debt extinguishment, resulting in a $(9) million gain (loss) on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income.  Except for the $228 million retirement of the 4.32% Junior Subordinated Notes and fees related to the transactions, the activity was non-cash and was excluded from the Statement of Cash Flows for the three months ended March 31, 2014.  Additionally, on May 1, 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts.  PPL received net cash proceeds of $978 million, which will be used to repay short-term debt and for general corporate purposes.

Distributions (PPL)

In February 2014, PPL declared its quarterly common stock dividend, payable April 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

8.  Acquisitions, Development and Divestitures

(All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects.  Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  Any resulting transactions may impact future financial results.  See Note 8 in the 2013 Form 10-K for additional information.

Development

Hydroelectric Expansion Project (PPL and PPL Energy Supply)

In January 2014, the U.S. Department of Treasury awarded $56 million for Specified Energy Property in Lieu of Tax Credits for the Rainbow hydroelectric redevelopment project in Great Falls, Montana.  PPL Energy Supply accepted and accounted for the receipt of the grant in 2014.  PPL Energy Supply was required to recapture $60 million of investment tax credits previously recorded related to the Rainbow project as a result of the grant receipt.  The impact on the financial statements of accounting for the grant receipt and recapture of investment tax credits was not significant for the three months ended March 31, 2014, and will not be significant in future periods.

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Susquehanna-Roseland Project

PPL Electric's construction activities have been underway on the 101-mile Pennsylvania transmission line project since 2012.  The line is expected to be completed before the peak summer demand period of 2015.  At March 31, 2014, PPL Electric's estimate of the project costs was $630 million.  At March 31, 2014 and December 31, 2013, $458 million and $377 million of costs were capitalized and are included on the Balance Sheets primarily in "Construction work in progress."

Other (PPL and PPL Energy Supply)

Montana Hydro Sale Agreement

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern its hydroelectric generating facilities located in Montana (with a generation capacity of 633 MW) for $900 million in cash, subject to certain adjustments.  The sale, which is not expected to close before the second half of 2014, includes 11 hydroelectric power facilities and related assets.  In April 2014, the U.S. Department of Justice and Federal Trade Commission granted early termination of PPL Montana's and NorthWestern's notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The sale remains subject to closing conditions, including receipt of regulatory approvals by the FERC and the Montana Public Service Commission and certain third-party consents.  Due to the uncertainties related to certain of these conditions as of March 31, 2014, the sale did not meet the applicable accounting criteria for the assets and liabilities included in the transaction to be classified as held for sale on the balance sheet.

9.  Defined Benefits

(All Registrants except PPL Electric and KU)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE.  Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended March 31.  The U.K. pension benefits apply to PPL only.

	Pension Benefits				Other Postretirement Benefits
	U.S.		U.K.

	Three Months
	2014	2013	2014	2013	2014	2013
PPL
Service cost	$26	$31	$18	$18	$3	$4
Interest cost	59	54	88	81	8	7
Expected return on plan assets	(74)	(74)	(130)	(118)	(6)	(6)
Amortization of:
Prior service cost	5	6
Actuarial (gain) loss	7	20	33	38		1
Net periodic defined benefit costs (credits)	$23	$37	$9	$19	$5	$6

PPL Energy Supply
Service cost	$1	$2
Interest cost	2	2
Expected return on plan assets	(2)	(3)
Amortization of:
Actuarial (gain) loss		1
Net periodic defined benefit costs (credits)	$1	$2

LKE
Service cost	$6	$7	$1	$1
Interest cost	17	16	2	2
Expected return on plan assets	(20)	(21)	(1)	(1)
Amortization of:
Prior service cost	1	1	1	1
Actuarial (gain) loss	3	8
Net periodic defined benefit costs (credits)	$7	$11	$3	$3

LG&E
Service cost		$1
Interest cost	$4	3
Expected return on plan assets	(5)	(5)
Amortization of:
Prior service cost	1	1
Actuarial (gain) loss	1	3
Net periodic defined benefit costs (credits)	$1	$3

(All Registrants except PPL)

In addition to the specific plans they sponsor, PPL Energy Supply subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services, and LG&E is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  PPL Electric and KU do not directly sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services, and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable.  For the periods ended March 31, PPL Services allocated the following net periodic defined benefit costs to PPL Energy Supply subsidiaries and PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU.

	Three Months
	2014	2013

PPL Energy Supply	$7	$11
PPL Electric	5	9
LG&E	2	3
KU	3	4

10.  Commitments and Contingencies

Energy Purchase Commitments

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

WKE Indemnification (PPL and LKE)

See footnote (h) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

(PPL and PPL Energy Supply)

Sierra Club Litigation

On March 6, 2013, the Sierra Club and the Montana Environmental Information Center (MEIC) filed a complaint in the U.S. District Court, District of Montana, Billings Division against PPL Montana and the other Colstrip Steam Electric Station (Colstrip) co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwestern Energy and Pacific Corp.  PPL Montana operates Colstrip on behalf of the co-owners.  The suit alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements and listed 39 separate claims for relief.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.

On July 27, 2013, the Sierra Club and MEIC filed an additional Notice, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act.  On September 27, 2013, the plaintiffs filed an amended complaint.  This amended complaint drops all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It does, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  PPL Montana and the other Colstrip Owners filed a motion to dismiss the amended complaint on October 11, 2013. The court has not yet ruled on this motion.  In April 2014, trial as to liability in this matter was re-scheduled to June 2015.  A trial date with respect to remedies, if there is a finding of liability, has not been scheduled.  PPL Montana believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same.  PPL Montana cannot predict the ultimate outcome of this matter at this time.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

On December 16, 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Air Act and RCRA.  In addition, these plaintiffs assert common law claims of nuisance, trespass, and negligence.  These plaintiffs seek injunctive relief and civil penalties that would accrue to governmental agencies, plus costs and attorney fees, for the alleged statutory violations.  Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant.  In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects.  During 2014, PPL, LKE and LG&E have filed certain motions to dismiss that are pending before the court.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on operations of the Cane Run plant.  LG&E has previously announced that it anticipates retiring the coal-fired units at Cane Run before the end of 2015.

Mill Creek Environmental Claims

In March 2014, LG&E received a notice of intent from the Sierra Club informing various federal and state agencies of its intent to file a citizen suit for alleged violations of the Clean Water Act.  The claimants allege that various discharges at the Mill Creek plant constitute permit violations and state that it will seek civil penalties, injunctive relief and attorney's fees.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant.

Regulatory Issues

(All Registrants except PPL Energy Supply)

See Note 6 for information on regulatory matters related to utility rate regulation.

(PPL, PPL Energy Supply and PPL Electric)

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC (the Act).  To create incentives for the development of new, in-state electricity generation facilities, the Act implements a long-term capacity agreement pilot program (LCAPP).  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution and requesting declaratory and injunctive relief barring implementation of the Act by the BPU Commissioners.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision has been appealed to the U.S. Court of Appeals for the Third Circuit by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey and oral argument was held on March 27, 2014.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland, specifically a 661 MW natural gas-fired combined-cycle generating facility to be owned by CPV Maryland, LLC.  PPL believes the intent and effect of the action by the MD PSC is to encourage the construction of new generation in Maryland even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The MD PSC action could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the order by the MD PSC Commissioners.  In September 2013, the U.S. District Court in Maryland issued a decision finding the MD PSC order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision has been appealed to the U.S. Court of Appeals for the Fourth Circuit by CPV Power Development, Inc. and the State of Maryland. Oral argument has been scheduled for May 13, 2014.  PPL, PPL Energy Supply, and PPL Electric cannot predict the outcome of this proceeding or the economic impact on their businesses or operations, or the markets in which they transact business.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at March 31, 2014 by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  On March 28, 2014, the Administrative Law Judge issued an extensive opinion denying the City of Seattle's complaint against PPL Montana.  The Administrative Law Judge's opinion will be reviewed by FERC.

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

(All Registrants)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E, KU and PPL EnergyPlus to make wholesale sales of electricity and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  In December 2013, PPL and these subsidiaries filed market-based rate updates for the Eastern and Western regions.  PPL cannot predict the ultimate outcome of these update filings at this time.

Electricity - Reliability Standards

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

As previously reported, in October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of Geomagnetic Disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geomagnetically induced currents on implicated transformers.  On May 16, 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval.  The first type would require certain owners and operators of the nation's electricity infrastructure, such as the Registrants, to develop and implement operational procedures to mitigate the effects of Geomagnetic Disturbances on the bulk-power system.  This NERC proposed standard was filed by NERC with FERC for approval in January 2014, with a comment due date of March 24, 2014.  The second type is to require owners and operators of the bulk-power system to assess certain Geomagnetic Disturbance events and develop and implement plans to protect the bulk-power system from those events and must be filed by NERC with FERC for approval by January 22, 2015.  The Registrants may be required to make significant expenditures in new equipment or modifications to their facilities to comply with the new requirements.  The Registrants are unable to predict the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for Geomagnetic Disturbances.

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

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements which are applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans.  Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable.  Because PPL Electric does not own any generating plants, its exposure to related environmental compliance costs is reduced.  As PPL Energy Supply is not a rate-regulated entity, it cannot seek to recover environmental compliance costs through the mechanism of rate recovery.  PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(All Registrants except PPL Electric)

Air

CSAPR (formerly Clean Air Transport Rule) and CAIR

In July 2011, the EPA adopted the CSAPR.  The CSAPR replaced the EPA's previous CAIR which was invalidated in July 2008 by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court).  CAIR subsequently was effectively reinstated by the D.C. Circuit Court in December 2008, pending finalization of the CSAPR.  Like CAIR, CSAPR targeted sources in the eastern U.S. and would have required reductions in sulfur dioxide and nitrogen oxides in two phases (2012 and 2014).

In December 2011, the D.C. Circuit Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012, the D.C. Circuit Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  In June 2013, the U.S. Supreme Court granted the EPA's petition for review of the D.C. Circuit Court's August 2012 decision.  On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court's August 2012 decision which may result in new or revised emission reduction requirements, including the possible replacement of the CAIR program with CSAPR, depending on future determinations by the EPA and the courts.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot currently predict the outcome of further regulatory and legal proceedings.

The Kentucky fossil-fueled generating plants meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances and optimizing existing controls).  To meet the CAIR standards for nitrogen oxide under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate that the costs of meeting these reinstated CAIR standards will be significant.

PPL Energy Supply's Pennsylvania fossil-fueled generating plants meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet the CAIR standards for nitrogen oxides, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

National Ambient Air Quality Standards

In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result of EPA's new ozone standard, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP has issued a draft rule requiring reasonable reductions. However, the proposal is being challenged as too lenient by other OTR states and environmental groups. The PADEP may impose more stringent emission limits than those set forth in the proposed rule which could have a significant impact on PPL Energy Supply's Pennsylvania coal plants.

In December 2012, the EPA issued final rules that strengthen the fine particulate standards.  Under the final rules, states and the EPA have until 2015 to identify non-attainment areas, and states have until 2020 to achieve attainment for those areas.

In 2010, the EPA finalized a new one-hour standard for sulfur dioxide and required states to identify areas that meet those standards and areas that are in non-attainment.  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area) and part of Jefferson County in Kentucky.  Attainment must be achieved by 2018.  States are working on designations for other areas.  PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR, or the MATS, or the Regional Haze requirements (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new one-hour sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment (as noted above) is not expected to be significant, as PPL Energy Supply previously announced its intent to place the plant in long-term reserve status beginning in April 2015.

Until final non-attainment designations and consequent compliance plans for sulfur dioxide and particulate matter are developed by the EPA and state or local agencies, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the impact of the new standards.

MATS

In May 2011, the EPA published a proposed regulation requiring stringent reductions of mercury and other hazardous air pollutants from power plants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 2012.  The rule, which was challenged by industry groups and states, was upheld by the D.C. Circuit Court in April 2014.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants and are considering extension requests for other plants as well.

At the time the MATS rule was proposed, LG&E and KU filed requests with the KPSC for environmental cost recovery based on their expected need to install environmental controls including chemical additive and fabric-filter baghouses to remove air pollutants.  Recovery of the cost of certain controls was granted by the KPSC in December 2011.  LG&E's and KU's anticipated retirement of certain coal-fired electricity generating units located at Cane Run and Green River is in response to MATS and other environmental regulations.  LG&E and KU are continuing to assess whether any revisions of their approved compliance plans will be necessary.

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant was determined to be impaired in December 2013.  See Note 18 in PPL's and PPL Energy Supply's 2013 Form 10-K for additional information.

PPL Energy Supply, LG&E and KU are continuing to conduct in-depth reviews of the MATS, including the potential implications to scrubber wastewater discharges.  See the discussion of effluent limitations guidelines and standards below.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064.  Under the programs, states are required to make reasonable progress every decade, through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates.  To date, the focus of regional haze activity has been the western U.S. because the EPA had determined that the regional trading program in the eastern U.S. under CSAPR satisfies BART requirements to reduce sulfur dioxide and nitrogen oxides.  Although the D.C. Circuit Court's August 2012 decision to vacate and remand CSAPR has been reversed by the U.S. Supreme Court, future decisions by EPA and the courts will determine whether power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, will be subject to additional reductions in sulfur dioxide and nitrogen oxides as required by BART.  In addition, LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a significant regional haze impact.  These reductions are required in the regional haze state implementation plan that the Kentucky Division for Air Quality submitted to the EPA.  LG&E is currently installing sorbent injection technology to comply with these reductions, the costs of which are not expected to be significant.

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to develop a BART state implementation plan. The EPA finalized the Federal Implementation Plan (FIP) for Montana in September 2012.  The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxides and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants, and PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1.  In September 2012, PPL Montana received an information request from the MDEQ regarding Colstrip Unit 1 and other projects.  These matters remain open.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

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

If PPL subsidiaries are found to have violated NSR regulations by significantly increasing pollutants through a major plant modification, PPL, PPL Energy Supply, LKE, LG&E and KU would, among other things, be required to meet stringent permit limits reflecting Best Available Control Technology (BACT) for pollutants meeting the National Ambient Air Quality Standards (NAAQS) in the area and reflecting Lowest Achievable Emission Rates for pollutants not meeting the NAAQS in the area.  The costs to meet such limits, including installation of technology at certain units, could be significant.

TC2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload coal-fired generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which, in January 2010, were incorporated into a final revised permit issued by the Kentucky Department for Air Quality.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on plant operations, including increased capital costs, if any.

(All Registrants)

Climate Change

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  As a result, any new sources or major modifications to existing GHG sources causing a net significant emissions increase now require adherence to the BACT permit limits for GHGs.  The rules were challenged and, in June 2012, the D.C. Circuit Court upheld the EPA's regulations.  In December 2012, the D.C. Circuit Court denied petitions for rehearing pertaining to its June 2012 opinion.  On October 15, 2013, the U.S. Supreme Court granted certiorari for several petitions to decide whether the NSR provisions of the Clean Air Act require the EPA to regulate GHG emissions from stationary sources, such as power plants.  The oral argument was held on February 24, 2014, and the decision is pending.

In June 2013, President Obama released his Climate Action Plan that reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a revised proposal for new power plants (a prior proposal was issued in 2012) by September 20, 2013, with a final rule in a timely fashion thereafter, and to issue proposed standards for existing plants by June 1, 2014 with a final rule to be issued by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.  Regulation of GHG emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and the state implementation plans.  The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may also lead to more costly regulatory requirements; the White House Office of Management and Budget has opened this issue for public comment.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect PPL and others in the industry as modifications to electricity delivery systems to improve the ability to withstand major storms may be needed in order to meet those requirements.

The EPA issued its revised proposal for new sources on September 20, 2013 as directed by the White House.  This proposal was published in the Federal Register on January 8, 2014.  The comment period on the proposal closes on May 9, 2014.  Unlike the EPA's prior proposal, the EPA's revised proposal established separate emission standards for coal and gas units based on the application of different technologies.  The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal plants.  The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable.

At the regional level, ten northeastern states have been participating in a cap-and-trade program called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and covers electric power plants greater than 25 MW.  The program calls for a 10% reduction in carbon dioxide emissions from these plants by 2019 compared to 2005 levels.  Pennsylvania has not stated an intention to join the RGGI, but enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the PADEP on the development of a Climate Change Action Plan.  In December 2013, the Advisory Committee issued an updated Climate Change Action Report and identified specific actions that could result in reducing GHG emissions by 30% by 2020.  The report recognized some legislative initiatives that were enacted since 2009 that facilitated reductions in GHG emissions and made a number of legislative recommendations that include amending the PA AEPS Act to include additional waste-to-energy facilities, providing incentives for coal mine methane usage, providing incentives for alternative fuel vehicles and addressing the long-term viability issues of carbon capture and sequestration.

The PADEP submitted to the EPA a GHG white paper on April 10, 2014 regarding the regulation of carbon dioxide emissions under Section 111(d) of the Clean Air Act.  The PADEP expects to achieve reductions required under the EPA's expected rules by increasing efficiency at existing plants and/or reducing generation.  The PADEP specifically excludes energy efficiency projects not associated with existing sources (such as DSM and Act 129 programs) from consideration for crediting toward the program.  The PADEP also suggests an exemption for burning waste coal and coal bed methane.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  In November 2011, the Council issued a final report to the Secretary of Kentucky's Energy and Environment Cabinet for his consideration.  The final report acknowledged that the recommendations would require additional review and analysis prior to implementation, and that many of the recommendations would likely require, in part, further legislative or regulatory actions.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the Second Circuit and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Fifth Circuit's ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the Mississippi federal district court granted defendants' motions to dismiss the state common law claims.  Plaintiffs appealed to the U.S. Court of Appeals for the Fifth Circuit, and in May 2013, the Fifth Circuit affirmed the district court's dismissal of the case.  Additional litigation in federal and state courts over such issues is continuing.  PPL, LKE and KU cannot predict the outcome of these lawsuits or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation

There has been interest in renewable energy legislation at both the state and federal levels.  Federal legislation on renewable energy is not expected to be enacted this year.  In Pennsylvania, bills were introduced calling for an increase in Alternative Energy Portfolio Standard (AEPS) Tier 1 obligations and to create a $25 million permanent funding program for solar generation.  Bills (SB 1171 and HB 100) were also introduced to add natural gas as a qualified AEPS resource, and another bill (HB 1912) would repeal the AEPS Act entirely.  All these bills remain in committee and are unlikely to advance.  A bill adding new hydropower to Montana's renewable portfolio standard was enacted with an effective date of October 1, 2013.  An interim legislative committee in Montana is reviewing the state's Renewable Portfolio Standard (RPS).  PPL and PPL Energy Supply cannot predict at this time whether the committee will recommend any changes to existing laws.  In Maryland, bills have been introduced in the 2014 session to double the state's RPS requirement from 20% to 40% and provide exceptions for specific types of energy sources.  In New Jersey, a bill (S-1475) has been introduced to increase the current RPS standard to 30% from Class I sources by 2020.  PPL and PPL Energy Supply are unable to predict the outcome of this legislation at this time.

The Registrants believe there are financial, regulatory and logistical uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply and downward pressure on energy prices that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs) (All Registrants except PPL Electric)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous) under the RCRA.  CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.  Regulating CCRs as a hazardous waste under Subtitle C of the RCRA would materially increase costs and result in early retirements of many coal-fired plants, as it would require plants to retrofit their operations to comply with full hazardous waste requirements for the generation of CCRs and associated waste waters through generation, transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The EPA's proposed approach to regulate CCRs as non-hazardous waste under Subtitle D of the RCRA would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the EPA's proposed non-hazardous waste regulations, as these plants are using surface impoundments for management and disposal of CCRs.

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

A coalition of environmental groups and two CCR recycling companies have filed lawsuits against the EPA seeking a deadline for final rulemaking and, in settlement of that litigation, the EPA has agreed to issue its final rulemaking on the Subtitle D option addressed above by the end of 2014.

In July 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from issuing final CCR regulations and would set non-hazardous CCR standards under RCRA and authorize state permit programs.  It remains uncertain whether similar legislation will be passed by the U.S. Senate.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict at this time the final requirements of the EPA's CCR regulations or potential changes to the RCRA and what impact they would have on their facilities, but the financial and operational impact is expected to be material if CCRs are regulated as hazardous waste and significant if regulated as non-hazardous.

Trimble County Landfill Permit (PPL, LKE, LG&E and KU)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle coal combustion residuals generated at the Trimble County plant.  After extensive review of the permit application in May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave.  After assessing additional options for managing coal combustion residuals, in January 2014, LG&E submitted to the Kentucky Division of Waste Management a landfill permit application for an alternate site adjacent to the plant.  PPL, LKE, LG&E and KU are unable to determine the potential impact of this matter until a landfill permit is issued and any resulting legal challenges are concluded.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(All Registrants except PPL Electric)

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL, PPL Energy Supply, LKE, LG&E and KU plants.  PPL, PPL Energy Supply, LKE, LG&E and KU have completed or are completing assessments of seepages or groundwater infiltration at various facilities and have completed or are working with agencies to respond to notices of violations and implement assessment or abatement measures, where required or applicable.  A range of reasonably possible losses cannot currently be estimated.

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

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER) on behalf of the Sierra Club, the MEIC, and the National Wildlife Federation.  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.  This matter was stayed in December 2012.  In April 2014, Earthjustice filed a motion for leave to amend the petition for review and to lift the stay.

(All Registrants except PPL Electric)

Clean Water Act

The EPA published its proposed rule under 316(b) for existing facilities in April 2011.  The EPA has been evaluating the comments it received to the proposed rule and meeting with industry groups to discuss options.  The proposed rule contains two requirements to reduce impact to aquatic organisms at cooling water intake structures.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens (impingement) regardless of the levels of mortality actually occurring or the cost to achieve the standards.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms pulled through a plant's cooling water system (entrainment).  A form of cost-benefit analysis is allowed for this second requirement involving a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  The final rule is expected by May 16, 2014. Until the final rule is issued, PPL, PPL Energy Supply, LKE, LG&E and KU cannot estimate a range of reasonably possible costs, if any, that would be required to comply with such a regulation.

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities, if finalized.  The EPA has indicated that it will coordinate these regulations with the regulation of CCRs discussed above.  The proposal contains alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU worked with industry groups to comment on the proposed regulation on September 20, 2013.  The EPA has agreed to a new deadline for the final rule of September 30, 2015.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, certain states (including Pennsylvania and Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

Other Issues

(All Registrants)

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all or some PCB-containing equipment.  The EPA is planning to propose the revised regulations in November 2014.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

On April 21, 2014, the EPA and the U.S. Army Corps of Engineers (Army Corps) published the proposed rule defining waters of the United States (WOTUS) that could significantly expand the federal government's interpretation of what constitutes WOTUS subject to regulation under the Clean Water Act.  The comment deadline is July 21, 2014.  If the definition is expanded as proposed by the EPA and the Army Corps, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant. Any eventual expansion of this interpretation cannot reliably be estimated at this time but would not be expected to have a material financial impact on the registrants.

(PPL and PPL Energy Supply)

A subsidiary of PPL Energy Supply has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant.  In June 2012, a Consent Order and Agreement (COA) was signed allowing the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  The COA required a retrofit of impingement control technology at the intakes to the cooling towers, at a cost that would have been significant.  Based on the results of the first year of study, the PADEP has suggested closing the COA and writing a new COA to resolve the issue.  PPL is in negotiations with the agency at this time.  PPL and PPL Energy Supply cannot predict at this time the outcome of the proposed new COA and what impact, if any, it would have on their facilities, but the costs could be significant.

(PPL, LKE, LG&E and KU)

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

From time to time, PPL Energy Supply, PPL Electric, LG&E and KU undertake remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on these Registrants' operations.

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

Other

Nuclear Insurance (PPL and PPL Energy Supply)

The Price-Anderson Act is a United States Federal law which governs liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any of the U.S. licensed nuclear facilities.  It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident.  Effective September 10, 2013, the liability limit per incident is $13.6 billion for such claims which is funded by insurance coverage from American Nuclear Insurers and an industry assessment program.

Under the industry assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act as amended, PPL Susquehanna could be assessed up to $255 million per incident, payable at $38 million per year.

Additionally, PPL Susquehanna purchases property insurance programs from NEIL, an industry mutual insurance company of which PPL Susquehanna is a member.  Effective April 1, 2014, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion.  PPL Susquehanna also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, PPL Susquehanna could be assessed retrospective premiums in the event of the insurers' adverse loss experience.  This maximum assessment is $46 million.

Pennsylvania Coal Plants (PPL and PPL Energy Supply)

PPL Energy Supply believes its competitive coal-fired generation assets in Pennsylvania are well positioned to meet current environmental requirements based on prior and planned investments.  However, the current levels of energy and capacity prices in PJM, as well as management's forward view of these prices using its fundamental pricing models, continue to challenge the recoverability of PPL Energy Supply's investment in its Pennsylvania coal-fired generation assets.  In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither was impaired as of December 31, 2013.  The recoverability test was very sensitive to forward energy and capacity price assumptions, as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact PPL Energy Supply's operations of these facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  There were no events or changes in circumstances that indicated a recoverability test was required in the first quarter of 2014.  However, PPL Energy Supply will be closely monitoring the PJM capacity auction results in May 2014, which could require a recoverability test to be performed in the second quarter of 2014.  The carrying value of the Pennsylvania coal-fired generation assets was $2.6 billion as of March 31, 2014 ($1.4 billion for Brunner Island and $1.2 billion for Montour).

Labor Unions (PPL, PPL Energy Supply and PPL Electric)

On May 11, 2014, PPL's, PPL Energy Supply's and PPL Electric's bargaining agreement with its largest IBEW local expires.  The agreement covers approximately 20% of PPL's, 24% of PPL Energy Supply's and 63% of PPL Electric's total workforce.  Negotiations on a new agreement commenced in January 2014 and are continuing.  PPL, PPL Energy Supply and PPL Electric cannot predict the outcome of these negotiations.  If there were to be a work stoppage, a significant disruption of operations could occur which could have an adverse financial impact.  To help mitigate such risks, PPL, PPL Energy Supply and PPL Electric have been making preparations to maintain critical services.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2014.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  The total recorded liability at

March 31, 2014 and December 31, 2013, was $26 million for PPL and $19 million for LKE.  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	March 31, 2014		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$12	(b)	2017 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	128	(c)

PPL Energy Supply
Letters of credit issued on behalf of affiliates	30	(d)	2014 - 2015
Indemnifications for sales of assets	250	(e)	2025
Guarantee of a portion of a divested unconsolidated entity's debt	22	(f)	2018

PPL Electric
Guarantee of inventory value	32	(g)	2017

LKE
Indemnification of lease termination and other divestitures	301	(h)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(i)

(a)
Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition.  A cross indemnity has been received from the seller on the tax issue.  The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.

(b)
Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process.  The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases where the agreements provide for specific limits.

In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters or have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees.  Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.
(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members.  Costs are allocated to the members and can be reallocated if an existing member becomes insolvent.  At March 31, 2014, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(e)
Indemnifications are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters.  PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits.

(f)
Relates to a guarantee of one-third of the divested entity's debt.  The purchaser provided a cross-indemnity, secured by a lien on the purchaser's stock of the divested entity.  The exposure noted reflects principal only.

(g)
A third party logistics firm provides inventory procurement and fulfillment services.  The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

(h)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  A decision in the appellate matter may occur during 2014.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

(i)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts currently included within a demand charge designed and currently expected to cover these costs over the term of the contract.  The maximum exposure and the expiration date of these potential obligations are not presently determinable.  See "Energy Purchase Commitments" and "Guarantees and Other Assurances" in Note 15 in PPL's, LKE's, LG&E's and KU's 2013 Form 10-K for additional information on the OVEC power purchase contract.

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

11.  Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Energy Supply and PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply.  PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations.  The sales and purchases between PPL EnergyPlus and PPL Electric are included in the Statements of Income as "Unregulated wholesale energy to affiliate" by PPL Energy Supply and as "Energy purchases from affiliate" by PPL Electric.

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, PPL EnergyPlus' credit limit was $20 million at March 31, 2014.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At March 31, 2014, PPL Energy Supply had a net credit exposure of $29 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Support Costs (All Registrants except PPL)

Both PPL Services and LKS provide the respective PPL and LKE subsidiaries with administrative, management and support services. Where applicable, the costs of these services are charged to the respective subsidiaries as direct support costs.  General costs that cannot be directly attributed to a specific subsidiary are allocated and charged to the respective subsidiaries as indirect support costs.  PPL Services uses a three-factor methodology that includes the subsidiaries' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information.  PPL Services and LKS charged the following amounts for the periods ended March 31, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months
	2014	2013

PPL Energy Supply from PPL Services	$58	$57
PPL Electric from PPL Services	41	38
LKE from PPL Services	4	4
LG&E from LKS	48	39
KU from LKS	53	66

LG&E and KU also provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings

(PPL Electric)

A PPL Electric subsidiary periodically holds revolving demand notes from certain affiliates.  At March 31, 2014, there was no balance outstanding.  At December 31, 2013, $150 million was outstanding and was reflected in "Notes receivable from affiliate" on the Balance Sheet.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowing at December 31, 2013, was 1.92%.  Interest earned on these revolving facilities was not significant for the three months ended March 31, 2014 and 2013.

(LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rate on borrowings is equal to one-month LIBOR plus a spread.  There were no balances outstanding at March 31, 2014 and December 31, 2013.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates.  At March 31, 2014 and December 31, 2013, $4 million and $70 million were outstanding and were reflected in "Notes receivable from affiliates" on the Balance Sheets.  The interest rate on the loan based on the PPL affiliate's credit rating is currently equal to one-month LIBOR plus a spread.  The interest rates on the outstanding borrowing at March 31, 2014 and December 31, 2013 were 2.16% and 2.17%.  Interest income on this note was not significant for the three months ended March 31, 2014 and 2013.

Other (All Registrants except PPL and LKE)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(All Registrants)

The breakdown of "Other Income (Expense) - net" for the periods ended March 31 was:

	Three Months
	2014	2013
PPL
Other Income
Earnings on securities in NDT funds	$6	$5
Interest income	1	1
AFUDC - equity component	3	3
Miscellaneous - Domestic	2	2
Miscellaneous - U.K.		1
Total Other Income	12	12
Other Expense
Economic foreign currency exchange contracts (Note 14)	24	(119)
Charitable contributions	7	4
Miscellaneous - Domestic	3	4
Miscellaneous - U.K.	1	1
Total Other Expense	35	(110)
Other Income (Expense) - net	$(23)	$122

The components of "Other Income (Expense) - net" for the three months ended March 31, 2014 and 2013 for PPL Energy Supply, PPL Electric, LKE, LG&E and KU were not significant.

13.  Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three months ended March 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.  See Note 1 in each Registrant's 2013 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,256	$1,256			$1,102	$1,102
Restricted cash and cash equivalents (a)	491	491			156	156
Price risk management assets:
Energy commodities	1,417	2	$1,330	$85	1,188	3	$1,123	$62
Interest rate swaps	9		9		91		91
Foreign currency contracts	5		5
Total price risk management assets	1,431	2	1,344	85	1,279	3	1,214	62
NDT funds:
Cash and cash equivalents	13	13			14	14
Equity securities
U.S. large-cap	556	415	141		547	409	138
U.S. mid/small-cap	83	34	49		81	33	48
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	6		6		6		6
Municipality	80		80		77		77
Investment-grade corporate	41		41		38		38
Other	4		4		5		5
Receivables (payables), net	1	(1)	2		1	(1)	2
Total NDT funds	879	556	323		864	550	314
Auction rate securities (b)	16			16	19			19
Total assets	$4,073	$2,305	$1,667	$101	$3,420	$1,811	$1,528	$81

Liabilities
Price risk management liabilities:
Energy commodities	$1,527	$1	$1,458	$68	$1,070	$4	$1,028	$38
Interest rate swaps	47		47		36		36
Foreign currency contracts	123		123		106		106
Cross-currency swaps	55		55		32		32
Total price risk management liabilities	$1,752	$1	$1,683	$68	$1,244	$4	$1,202	$38

PPL Energy Supply
Assets
Cash and cash equivalents	$441	$441			$239	$239
Restricted cash and cash equivalents (a)	429	429			85	85
Price risk management assets:
Energy commodities	1,417	2	$1,330	$85	1,188	3	$1,123	$62
Total price risk management assets	1,417	2	1,330	85	1,188	3	1,123	62
NDT funds:
Cash and cash equivalents	13	13			14	14
Equity securities
U.S. large-cap	556	415	141		547	409	138
U.S. mid/small-cap	83	34	49		81	33	48
Debt securities
U.S. Treasury	95	95			95	95
U.S. government sponsored agency	6		6		6		6
Municipality	80		80		77		77
Investment-grade corporate	41		41		38		38
Other	4		4		5		5
Receivables (payables), net	1	(1)	2		1	(1)	2
Total NDT funds	879	556	323		864	550	314
Auction rate securities (b)	13			13	16			16
Total assets	$3,179	$1,428	$1,653	$98	$2,392	$877	$1,437	$78

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Energy commodities	$1,527	$1	$1,458	$68	$1,070	$4	$1,028	$38
Total price risk management liabilities	$1,527	$1	$1,458	$68	$1,070	$4	$1,028	$38

PPL Electric
Assets
Cash and cash equivalents	$42	$42			$25	$25
Restricted cash and cash equivalents (c)	1	1			12	12
Total assets	$43	$43			$37	$37

LKE
Assets
Cash and cash equivalents	$30	$30		$35	$35
Restricted cash and cash equivalents (d)	21	21		22	22
Total assets	$51	$51		$57	$57

Liabilities
Price risk management liabilities:
Interest rate swaps	$40		$40	$36		$36
Total price risk management liabilities	$40		$40	$36		$36

LG&E
Assets
Cash and cash equivalents	$9	$9		$8	$8
Restricted cash and cash equivalents (d)	21	21		22	22
Total assets	$30	$30		$30	$30

Liabilities
Price risk management liabilities:
Interest rate swaps	$40		$40	$36		$36
Total price risk management liabilities	$40		$40	$36		$36

KU
Assets
Cash and cash equivalents	$21	$21		$21	$21
Total assets	$21	$21		$21	$21

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the three months ended March 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2014				2013
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$24	$19		$43	$22	$16	$1	$39
Total realized/unrealized
gains (losses)
Included in earnings	(135)			(135)	(8)			(8)
Included in OCI (a)			$(1)	(1)			3	3
Sales		(3)		(3)
Settlements	128			128	(1)			(1)
Transfers into Level 3					1			1
Transfers out of Level 3			1	1			(4)	(4)
Balance at end of period	$17	$16	$	$33	$14	$16	$	$30

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2014				2013
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL Energy Supply
Balance at beginning of
period	$24	$16		$40	$22	$13		$35
Total realized/unrealized
gains (losses)
Included in earnings	(135)			(135)	(8)			(8)
Sales		(3)		(3)
Settlements	128			128	(1)			(1)
Transfers into Level 3					1			1
Balance at end of period	$17	$13		$30	$14	$13		$27

(a)
"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	March 31, 2014
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$13	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (73%)
Power sales contracts (c)	(43)	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (83%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	44	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 59% (44%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	61% - 78% (70%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$13	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (73%)
Power sales contracts (c)	(43)	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (83%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	44	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 59% (44%)

Auction rate securities (f)	13	Discounted cash flow	Modeled from SIFMA Index	63% - 78% (71%)

	December 31, 2013
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)

Auction rate securities (f)	19	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% (100%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

(a)	For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.
(b)	As the forward price of natural gas increases/(decreases), the fair value of the contracts (decreases)/increases.
(c)
As forward market prices increase/(decrease), the fair value of contracts (decreases)/increases.  As volumetric assumptions for contracts in a gain position increase/(decrease), the fair value of contracts increases/(decreases).  As volumetric assumptions for contracts in a loss position increase/(decrease), the fair value of the contracts (decreases)/increases.

(d)	As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).
(e)
The proprietary model used to calculate fair value incorporates market heat rates, correlations and volatilities.  As the market implied heat rate increases/(decreases), the fair value of the contracts increases/(decreases).

(f)
The model used to calculate fair value incorporates an assumption that the auctions will continue to fail.  As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended March 31 are reported in the Statements of Income as follows:

	Three Months

	Energy Commodities, net
	Unregulated		Unregulated		Energy
	Wholesale Energy		Retail Energy		Purchases
	2014	2013	2014	2013	2014	2013
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$(89)	$(2)	$(63)	$(7)	$17	$1
Change in unrealized gains (losses) relating to
positions still held at the reporting date	(13)	(2)	(33)	(7)	1	1

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative contracts, which are valued using the market approach and are classified as Level 1.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and standard industry models.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, volumetric assumptions, implied volatilities, implied correlations and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2013 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  For PPL, the primary reason for the transfers during 2014 and 2013 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps classified as Level 3 are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

(PPL and PPL Energy Supply)

NDT Funds

The market approach is used to measure the fair value of equity securities held in the NDT funds.

•	The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets.

•
The fair value measurements of investments in commingled equity funds are classified as Level 2.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

The fair value of debt securities is generally measured using a market approach, including the use of pricing models, which incorporate observable inputs.  Common inputs include benchmark yields, reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as monthly payment data, future predicted cash flows, collateral performance and new issue data.

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

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

The following nonrecurring fair value measurement occurred during the three months ended March 31, 2014, resulting in an asset impairment:

	Carrying	Fair Value Measurement Using
	Amount (a)	Level 3	Loss (b)
PPL and PPL Energy Supply
Kerr Dam Project	$47	$29	$18

(a)	Represents carrying value before fair value measurement.
(b)	The loss on the Kerr Dam Project was recorded in the Supply segment and included in "Other operation and maintenance" on PPL's and PPL Energy Supply's Statement of Income.

The significant unobservable inputs used in and the quantitative information about the nonrecurring fair value measurement of assets and liabilities classified as Level 3 are as follows:

	Fair Value, net		Significant	Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average)(a)

PPL and PPL Energy Supply
Kerr Dam Project
March 31, 2014	$29	Discounted cash flow	Proprietary model used to calculate plant value	38% (38%)

(a)	The range and weighted average represent the percentage of fair value derived from the unobservable inputs.

Kerr Dam Project

As disclosed in Note 11 in PPL's and PPL Energy Supply's 2013 Form 10-K, PPL Montana holds a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to PPL Montana is $18 million.  As a result of the decision, PPL Energy Supply performed a recoverability test on the Kerr Dam Project and recorded an impairment charge.  PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows (a proprietary PPL model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the PPL proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, PPL Energy Supply determined the fair value of the Kerr Dam Project to be $29 million.

The assets were valued by the PPL Energy Supply Financial Department, which reports to the President of PPL Energy Supply.  Accounting personnel, who report to the CFO interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of contract adjustment payments related to the 2011 Purchase Contract component of the 2011 Equity Units and long-term debt on the Balance Sheets and their estimated fair values are set forth below.  The fair values of these instruments were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Registrants.  These instruments are classified as Level 2.  The effect of third-party credit enhancements is not included in the fair value measurement.

	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$11	$11	$21	$22
Long-term debt	20,818	22,350	20,907	22,177
PPL Energy Supply
Long-term debt	2,524	2,680	2,525	2,658
PPL Electric
Long-term debt	2,306	2,555	2,315	2,483
LKE
Long-term debt	4,565	4,807	4,565	4,672
LG&E
Long-term debt	1,353	1,413	1,353	1,372
KU
Long-term debt	2,091	2,238	2,091	2,155

(a)	Included in "Other current liabilities" on the Balance Sheets.

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

Credit Concentration Associated with Financial Instruments

(All Registrants)

Contracts are entered into with many entities for the purchase and sale of energy.  When NPNS is elected, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 14 for information on credit policies used to manage credit risk, including master netting arrangements and collateral requirements.

(PPL and PPL Energy Supply)

At March 31, 2014, PPL and PPL Energy Supply had credit exposure of $997 million from energy trading partners, excluding exposure from related parties (PPL Energy Supply only) and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL's credit exposure was reduced to $372 million and PPL Energy Supply's credit exposure was reduced to $371 million.  The top ten counterparties accounted for $212 million, or 57%, of these  exposures.  Nine of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 94% of the top ten exposures.  The remaining counterparty has not been rated by S&P or Moody's, but is current on its obligations.  See Note 11 for information regarding PPL Energy Supply's related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved recovery mechanism is anticipated to substantially eliminate this exposure.

(LKE, LG&E and KU)

At March 31, 2014, LKE's, LG&E's and KU's credit exposure was not significant.

14.  Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk).  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks.  Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and/or foreign currency exchange rates.  Many of the contracts meet the definition of a derivative.  All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

The table below summarizes the market risks that affect PPL and its Subsidiary Registrants.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU
Commodity price risk (including basis and
volumetric risk)	X	X	M	M	M	M
Interest rate risk:
Debt issuances	X	X	M	M	M	M
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Equity securities price risk:
Defined benefit plans	X	X	M	M	M	M
NDT securities	X	X
Future stock transactions	X
Foreign currency risk - WPD investment and
earnings	X

X	= PPL and PPL Energy Supply actively mitigate market risks through their risk management programs described above.
M	= The regulatory environments for PPL's regulated entities, by definition, significantly mitigate market risk.

Commodity price risk

•	PPL is exposed to commodity price risk through its domestic subsidiaries as described below. Volumetric risk is significantly mitigated at WPD as a result of the method of regulation in the U.K.

•
PPL Energy Supply is exposed to commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

•
PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•
LG&E's and KU's rates include certain mechanisms for fuel, gas supply and environmental expenses.  These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.  This risk for PPL Electric, LG&E and KU is significantly mitigated due to recovery mechanisms in place.

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

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments and earnings in U.K. affiliates.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL Energy Supply is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, financial institutions, other wholesale customers and retail customers.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $10 million and $9 million at March 31, 2014 and December 31, 2013.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at March 31, 2014 and December 31, 2013.

PPL, LKE and LG&E had posted cash collateral under master netting arrangements of $21 million and $22 million at March 31, 2014 and December 31, 2013.

PPL Energy Supply, PPL Electric and KU had not posted any cash collateral under master netting arrangements at March 31, 2014 and December 31, 2013.

See "Offsetting Derivative Investments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

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

PPL Energy Supply maximizes the value of its unregulated wholesale and unregulated retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 7,369 MW (summer rating) of nuclear, coal and hydroelectric generating capacity.  PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,309 MW (summer rating) of natural gas and oil-fired generation.  PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities.  The strategies that PPL Energy Supply uses to hedge its full-requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities.  Certain contracts are non-derivatives or NPNS is elected and therefore they are not reflected in the financial statements until delivery.  PPL and PPL Energy Supply segregate their non-trading activities into two categories:  cash flow hedges and economic activity as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  There were no active cash flow hedges during the three months ended March 31, 2014.  At March 31, 2014, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $24 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014 and 2013, there was no hedge ineffectiveness associated with energy derivatives.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity also includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at March 31, 2014 range in maturity through 2019.

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

The unrealized gains (losses) for economic activity for the periods ended March 31 were as follows.

	Three Months
	2014	2013
Operating Revenues
Unregulated wholesale energy	$(789)	$(822)
Unregulated retail energy	(26)	(8)
Operating Expenses
Fuel	(1)	(1)
Energy purchases	580	634

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Unregulated wholesale energy" on the Statements of Income, were insignificant for the three months ended March 31, 2014 and 2013.

Commodity Volumes

At March 31, 2014, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2014 (b)	2015	2016	Thereafter

Power	MWh	(27,112,584)	(28,794,377)	3,496,447	14,130,735
Capacity	MW-Month	(14,918)	(5,120)	501	9
Gas	MMBtu	63,248,020	14,120,116	57,884,707	25,814,197
Coal	Tons	25,000
FTRs	MW-Month	4,734	1,705
Oil	Barrels	156,000	436,233	331,258	279,060

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Represents balance of the current year.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At March 31, 2014, outstanding interest rate swap contracts range in maturity through 2025 for PPL's domestic interest rate swaps.  These swaps had an aggregate notional value of $500 million at March 31, 2014.

At March 31, 2014, PPL held a notional position in cross-currency interest rate swaps totaling $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended March 31, 2014 and 2013, hedge ineffectiveness associated with interest rate derivatives was insignificant.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  PPL had an insignificant amount reclassified for the three months ended March 31, 2014 associated with discontinued cash flow hedges and no such reclassifications for the three months ended March 31, 2013.

At March 31, 2014, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(12) million.  Amounts are reclassified as the hedged interest payments are made.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the underlying interest expense is recorded.  At March 31, 2014, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

Foreign Currency Risk

(PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates.  PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at March 31, 2014 had a notional amount of £345 million (approximately $549 million based on contracted rates).  The settlement dates of these contracts range from May 2014 through December 2015.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into GBP intercompany loans payable with PPL WEM subsidiaries that have GBP functional currency.  The loans qualify as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loans for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of OCI.  At March 31, 2014, the outstanding balances of the intercompany loans were £40 million (approximately $67 million based on spot rates).  For the three months ended March 31, 2014 and 2013, PPL recognized an insignificant amount and $5 million of net investment hedge gains (losses) on the intercompany loans in the foreign currency translation adjustment component of OCI.

At March 31, 2014, PPL had $(5) million of accumulated net investment hedge after-tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to an insignificant amount at December 31, 2013.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At March 31, 2014, the total exposure hedged by PPL was approximately £1.8 billion (approximately $3.0 billion based on contracted rates).  These contracts had termination dates ranging from April 2014 through October 2016.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for PPL and PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2014 and December 31, 2013.  PPL and PPL Energy Supply have many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk but do not receive hedge accounting treatment.  As such, realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and PPL and PPL Energy Supply present gains (losses) on physical and financial commodity sales contracts in "Unregulated wholesale energy" or "Unregulated retail energy" and (gains) losses on physical and financial commodity purchase contracts in "Fuel" or "Energy purchases" on the Statements of Income.  Certain of the economic hedging strategies employed by PPL Energy Supply utilize a combination of financial purchases and sales contracts which are similarly reported gross as an expense and revenue, respectively, on the Statements of Income.  PPL Energy Supply records realized hourly net sales or purchases of physical power with PJM in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Notes 1 and 19 in each Registrant's 2013 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2014				December 31, 2013
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$7	$3		$4	$82			$4
Cross-currency swaps (b)		4				$4
Foreign currency
contracts		18		62		16		55
Commodity contracts			$1,080	1,211			$860	750
Total current	7	25	1,080	1,277	82	20	860	809
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	2	4		36	9			32
Cross-currency swaps (b)		51				28
Foreign currency
contracts		6	5	37		4		31
Commodity contracts			337	316			328	320
Total noncurrent	2	61	342	389	9	32	328	383
Total derivatives	$9	$86	$1,422	$1,666	$91	$52	$1,188	$1,192
(a)	Represents the location on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the three months ended March 31.

				2014		2013
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2014	2013	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(46)	$9	Interest expense	$(5)	$2	$(5)
Cross-currency swaps	(25)	73	Other income
			(expense) - net	(29)		69
Commodity contracts			Unregulated
			wholesale energy	1		67	$1
			Energy purchases	7		(16)
			Depreciation	1
Total	$(71)	$82		$(25)	$2	$115	$1

Net Investment Hedges:
Foreign currency contracts	$(4)	$16

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	2014	2013

Foreign currency contracts	Other income (expense) - net	$(24)	$119
Interest rate swaps	Interest expense	(2)	(2)
Commodity contracts	Unregulated wholesale energy (a)	(3,044)	(706)
	Unregulated retail energy	(64)	(7)
	Fuel	(1)	1
	Energy purchases (b)	2,364	586
	Total	$(771)	$(9)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2014	2013

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$4

Derivatives Designated as	Location of Gain (Loss) Recognized as
Cash Flow Hedges	Regulatory Liabilities/Assets	2014	2013

Interest rate swaps	Regulatory liabilities - noncurrent		$10

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.
(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2014		December 31, 2013
	Derivatives not designated		Derivatives not designated
	as hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	$1,080	$1,211	$860	$750
Total current	1,080	1,211	860	750
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	337	316	328	320
Total noncurrent	337	316	328	320
Total derivatives	$1,417	$1,527	$1,188	$1,070

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31.

				2014		2013
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2014	2013	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Commodity contracts			Unregulated
			wholesale energy	$1		$67	$1
			Energy purchases	7		(16)
			Depreciation	1
Total				$9		$51	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivatives	2014	2013

Commodity contracts	Unregulated wholesale energy (a)	$(3,044)	$(706)
	Unregulated retail energy	(64)	(7)
	Fuel	(1)	1
	Energy purchases (b)	2,364	586
	Total	$(745)	$(126)

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.
(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

(LKE)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the three months ended March 31.

Derivatives Instruments	Location of Gain (Loss)	2014	2013

Interest rate swaps	Regulatory liabilities - noncurrent		$10

(LG&E)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the three months ended March 31.

Derivative Instruments	Location of Gain (Loss)	2014	2013

Interest rate swaps	Regulatory liabilities - noncurrent		$5

(KU)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the three months ended March 31.

Derivative Instruments	Location of Gain (Loss)	2014	2013

Interest rate swaps	Regulatory liabilities - noncurrent		$5

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$4		$4
Total current		4		4
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		36		32
Total noncurrent		36		32
Total derivatives		$40		$36

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the three months ended March 31.

Derivative Instruments	Location of Gain (Loss)	2014	2013

Interest rate swaps	Interest expense	$(2)	$(2)

Derivative Instruments	Location of Gain (Loss)	2014	2013

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$4

(All Registrants except PPL Electric and KU)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
March 31, 2014
PPL
Energy Commodities	$1,417	$1,268	$8	$141	$1,527	$1,268	$94	$165
Treasury Derivatives	14	14			225	14	24	187
Total	$1,431	$1,282	$8	$141	$1,752	$1,282	$118	$352

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
PPL Energy Supply
Energy Commodities	$1,417	$1,268	$8	$141	$1,527	$1,268	$94	$165

LKE
Treasury Derivatives	$40	$20	$20

LG&E
Treasury Derivatives	$40	$20	$20

December 31, 2013
PPL
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157
Treasury Derivatives	91	61		30	174	61	23	90
Total	$1,279	$973	$7	$299	$1,244	$973	$24	$247

PPL Energy Supply
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157

LKE
Treasury Derivatives	$36	$20	$16

LG&E
Treasury Derivatives	$36	$20	$16

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E and KU or certain of their subsidiaries.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

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

At March 31, 2014, the effect of a decrease in credit ratings below investment grade on derivative contracts that contain credit risk-related contingent features and were in a net liability position is summarized as follows:

		PPL
	PPL	Energy Supply	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$339	$168	$27	$27
Aggregate fair value of collateral posted on these derivative instruments	57	36	21	21
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	363	209	7	7

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15.  Goodwill

(PPL)

The change in the carrying amount of goodwill for the three months ended March 31, 2014 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(All Registrants except PPL Electric)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2013	$705	$404	$252	$74	$178
Accretion expense	11	8	3	1	2
Changes in estimated cash flow or settlement date	4		4	1	3
Effect of foreign currency exchange rates	1
Obligations settled	(3)	(2)	(1)	(1)
Balance at March 31, 2014	$718	$410	$258	$75	$183

Substantially all of the ARO balances are classified as noncurrent at March 31, 2014 and December 31, 2013.

(PPL and PPL Energy Supply)

The most significant ARO recorded by PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  Assets in the NDT funds are legally restricted for purposes of settling this ARO.  See Notes 13 and 17 for additional information on these assets.

(PPL, LKE, LG&E and KU)

LG&E's and KU's accretion and depreciation expense are recorded as a regulatory asset, such that there is no net earnings impact.

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

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI and the fair value of available-for-sale securities.

	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
NDT funds:
PPL and PPL Energy Supply
Cash and cash equivalents	$13			$13	$14			$14
Equity securities	271	$368		639	265	$363		628
Debt securities	218	9	$1	226	217	7	$3	221
Receivables/payables, net	1			1	1			1
Total NDT funds	$503	$377	$1	$879	$497	$370	$3	$864

Auction rate securities:
PPL	$17		$1	$16	$20		$1	$19
PPL Energy Supply	14		1	13	17		1	16

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at March 31, 2014 and December 31, 2013.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2014.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$11	$88	$57	$79	$235
Fair value	11	90	59	82	242

PPL Energy Supply
Amortized cost	$11	$88	$57	$76	$232
Fair value	11	90	59	79	239

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended March 31.

	Three Months
	2014	2013
PPL and PPL Energy Supply
Proceeds from sales of NDT securities (a)	$27	$24
Other proceeds from sales	3
Gross realized gains (b)	3	4
Gross realized losses (b)	1	2

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

(PPL and PPL Energy Supply)

The after-tax changes in AOCI by component for the three months ended March 31 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL
December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)
Amounts arising during the period	(245)	23	62					(160)
Reclassifications from AOCI		(1)	(80)		1	34		(46)
Net OCI during the period	(245)	22	(18)		1	34		(206)
March 31, 2013	$(394)	$134	$114	$1	$(13)	$(1,989)	$1	$(2,146)

December 31, 2013	$(11)	$173	$94	$1	$(6)	$(1,817)	$1	$(1,565)
Amounts arising during the period	131	5	(46)					90
Reclassifications from AOCI		(1)	19		1	27		46
Net OCI during the period	131	4	(27)		1	27		136
March 31, 2014	$120	$177	$67	$1	$(5)	$(1,790)	$1	$(1,429)

PPL Energy Supply
December 31, 2012		$112	$211		$(10)	$(265)		$48
Amounts arising during the period		23						23
Reclassifications from AOCI		(1)	(30)		1	4		(26)
Net OCI during the period		22	(30)		1	4		(3)
March 31, 2013		$134	$181		$(9)	$(261)		$45

December 31, 2013		$173	$88		$(4)	$(180)		$77
Amounts arising during the period		5						5
Reclassifications from AOCI		(1)	(5)		1	1		(4)
Net OCI during the period		4	(5)		1	1		1
March 31, 2014		$177	$83		$(3)	$(179)		$78

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the three months ended March 31.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the period; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	2014
	Affected Line Item on the Statements of Income
				Other
	Unregulated			Income
	Wholesale	Energy	Interest	(Expense),		Total	Income	Total
Details about AOCI	energy	purchases	Expense	net	Other	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities				$2		$2	$(1)	$1
Qualifying derivatives
Interest rate swaps			$(3)			(3)	2	(1)
Cross-currency swaps				(29)		(29)	6	(23)
Energy Commodities	$1	$7			$1	9	(4)	5
Total	$1	$7	$(3)	$(29)	$1	(23)	4	(19)
Defined benefit plans
Prior service costs						(2)	1	(1)
Net actuarial loss						(36)	9	(27)
Total						$(38)	$10	(28)

Total reclassifications								$(46)

PPL Energy Supply
Available-for-sale securities				$2		$2	$(1)	$1
Qualifying derivatives
Energy Commodities	$1	$7			$1	9	(4)	5
Defined benefit plans
Prior service costs						(2)	1	(1)
Net actuarial loss						(2)	1	(1)
Total						$(4)	$2	(2)

Total reclassifications								$4

	2013
	Affected Line Item on the Statements of Income
				Other
	Unregulated			Income
	Wholesale	Energy	Interest	(Expense),		Total	Income	Total
Details about AOCI	energy	purchases	Expense	net	Other	Pre-tax	Taxes	After-tax
PPL
Available-for-sale securities				$2		$2	$(1)	$1
Qualifying derivatives
Interest rate swaps			$(5)			(5)	2	(3)
Cross-currency swaps				69		69	(17)	52
Energy Commodities	$67	$(16)				51	(20)	31
Total	$67	$(16)	$(5)	$69		115	(35)	80
Defined benefit plans
Prior service costs						(2)	1	(1)
Net actuarial loss						(47)	13	(34)
Total						$(49)	$14	(35)

Total reclassifications								$46

PPL Energy Supply
Available-for-sale securities				$2		$2	$(1)	$1
Qualifying derivatives
Energy Commodities	$67	$(16)				51	(21)	30
Defined benefit plans
Prior service costs						(2)	1	(1)
Net actuarial loss						(6)	2	(4)
Total						$(8)	$3	(5)

Total reclassifications								$26

19.  New Accounting Guidance Pending Adoption

(All Registrants)

Reporting of Discontinued Operations

In April 2014, the Financial Accounting Standards Board issued accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and also changes the related presentation and disclosure requirements.  A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity.

A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results when any of the following occurs: (1) The components of an entity or group of components of an entity meets the criteria to be classified as held for sale, (2) The component of an entity or group of components of an entity is disposed of by sale, or (3) The component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff).

For public business entities, this guidance should be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within the annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted.

The Registrants are assessing in which period they will adopt this new guidance.  The new guidance will impact the amounts presented as discontinued operations on the Statements of Income and will enhance the related disclosure requirements.

Item 2.  Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

(All Registrants)

This Item 2. "Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL Corporation and each of its Subsidiary Registrants.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2013 Form 10-K.  Capitalized terms and abbreviations are defined in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•
"Overview" provides a description of each Registrant's business strategy, a summary of PPL's earnings, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•
"Results of Operations" for PPL provides a more detailed analysis of earnings by segment, and for the Subsidiary Registrants includes a summary of earnings.  For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal items on the Statements of Income, comparing the three months ended March 31, 2014 with 2013.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles.  This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is an energy and utility holding company.  Through subsidiaries, PPL delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee; delivers natural gas to customers in Kentucky; generates electricity from power plants in the northeastern, northwestern and southeastern U.S.; and markets wholesale or retail energy primarily in the northeastern and northwestern portions of the U.S.

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

PPL Corporation*

PPL Capital Funding

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity, and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

PPL's reportable segments' results primarily represent the results of its related Subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrants.  The U.K. Regulated segment does not have a related Subsidiary Registrant.
(PPL Energy Supply)

PPL Energy Supply, headquartered in Allentown, Pennsylvania, is an indirect wholly owned subsidiary of PPL and is an energy company that through its principal subsidiaries is primarily engaged in the competitive generation and marketing of electricity in two key markets:  the northeastern and northwestern U.S.  PPL Energy Supply's principal subsidiaries are PPL EnergyPlus, its marketing and trading subsidiary, and PPL Generation, the owner of its generating facilities in Pennsylvania and Montana.

(PPL Electric)

PPL Electric, headquartered in Allentown, Pennsylvania, is a direct wholly owned subsidiary of PPL and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania.  PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of FERC under the Federal Power Act.  PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

(LKE)

LKE, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets.  LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity.  LG&E also engages in the distribution and sale of natural gas.  LG&E and KU maintain their separate corporate identities and serve customers in Kentucky under their respective names.  KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name.

(LG&E)

LG&E, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky.  LG&E is subject to regulation as a public utility by the KPSC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act.

(KU)

KU, headquartered in Lexington, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee.  KU is subject to regulation as a public utility by the KPSC, the VSCC and the TRA, and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act.  KU serves its Virginia customers under the Old Dominion Power name and its Kentucky and Tennessee customers under the KU name.

Business Strategy

(All Registrants except PPL Energy Supply)

The strategy for the regulated businesses of WPD, PPL Electric, LKE, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs.  These regulated businesses also focus on providing competitively priced energy to customers and achieving stable, long-term growth in earnings and rate base, or RAV, as applicable.  Both rate base and RAV are expected to grow for the foreseeable future as a result of significant capital expenditure programs to maintain existing assets and to improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to electricity generation facilities.  Future RAV for WPD will also be affected by RIIO-ED1, effective April 1, 2015, as the recovery period for assets placed in service after that date will be extended from 20 to 45 years.  See "Other Financial and Operational Developments - RIIO-ED1 - Fast Tracking" below for additional information.

Recovery of capital project costs is attained through various rate-making mechanisms, including periodic base rate case proceedings, FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms.  In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide for timely recovery of prudently incurred costs.  In Pennsylvania, the FERC transmission formula rate, DSIC mechanism and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of prudently incurred costs.  See "Item 1. Business - Segment Information - U.K. Regulated Segment - Revenues and Regulation" in PPL's 2013 Form 10-K for changes to the regulatory framework in the U.K. applicable to WPD beginning in April 2015.

(PPL and PPL Energy Supply)

The strategy for PPL Energy Supply is to optimize the value from its competitive generation asset and marketing portfolios while mitigating near-term volatility in both cash flows and earnings.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply is focused on maintaining profitability during the current and projected period of low energy and capacity prices.  See "Financial and Operational Developments - Economic and Market Conditions" below for additional information.

(PPL)

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk.  The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent they have U.S. dollar denominated debt.  To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

(All Registrants)

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain targeted credit profiles and liquidity positions.  In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units.  To manage these risks, PPL generally uses contracts such as forwards, options and swaps.

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segment for the period ended March 31 were as follows.

	Three Months
	2014	2013	% Change

U.K. Regulated	$206	$313	(34)
Kentucky Regulated	107	85	26
Pennsylvania Regulated	85	64	33
Supply	(75)	(46)	63
Corporate and Other (a)	(7)	(3)	133
Net Income Attributable to PPL Shareowners	$316	$413	(23)

EPS - basic	$0.50	$0.70	(29)
EPS - diluted (b)	$0.49	$0.65	(25)

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.

(b)	See "2011 Equity Units" below and Note 4 to the Financial Statements for information on the Equity Units' impact on the calculation of diluted EPS.

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's reportable segments' results for the period ended March 31.  See PPL's "Results of Operations - Segment Earnings" for details of these special items.

	Three Months
	2014	2013

U.K. Regulated	$(58)	$75
Kentucky Regulated		1
Supply	(149)	(117)
Total PPL	$(207)	$(41)

The changes in PPL's reportable segments results for the three months ended March 31, 2014 compared with 2013, excluding the impact of special items, were due to the following factors (on an after-tax basis):

•
Increase at the U.K. Regulated segment primarily due to higher utility revenues driven by an April 1, 2013 price increase, and lower pension expense, partially offset by lower sales volumes due to weather, and higher depreciation.

•
Increase at the Kentucky Regulated segment primarily due to higher sales volumes due to unusually cold weather and returns from additional environmental capital investments, partially offset by higher operation and maintenance expense.

•
Increase at the Pennsylvania Regulated segment primarily due to higher transmission margins from additional capital investments, higher distribution margins due to unusually cold weather, and a benefit from a change in estimate of a regulatory liability.

•
Relatively flat at the Supply segment primarily due to higher capacity prices, net benefits from unusually cold weather and lower interest expense, offset by lower baseload energy prices and the timing of a planned outage at the Susquehanna nuclear power plant.

See "Results of Operations" below for further discussion of PPL's reportable segments and analysis of results of operations.

2014 Outlook

(PPL)

Excluding special items, lower earnings are expected in 2014 compared with 2013.  The factors underlying these projections by segment and Subsidiary Registrant are discussed below (on an after-tax basis).

(PPL's U.K. Regulated Segment)

Excluding special items, higher earnings are projected in 2014 compared with 2013, primarily driven by higher electricity delivery revenue and lower pension expense, partially offset by higher income taxes, higher depreciation and higher financing costs.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Excluding special items, lower earnings are projected in 2014 compared with 2013, primarily driven by higher operation and maintenance expense, higher depreciation and higher financing costs, partially offset by returns on additional environmental capital investments and increased sales volumes.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, higher earnings are projected in 2014 compared with 2013, primarily driven by higher transmission margins and returns on distribution improvement capital spending, partially offset by higher financing costs and higher income taxes.

(PPL's Supply Segment and PPL Energy Supply)

Excluding special items, lower earnings are projected in 2014 compared with 2013, primarily driven by lower energy and capacity prices, partially offset by the net realized benefits from unusually cold winter weather, lower financing costs and lower income taxes.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements in this Form 10-Q (as applicable) and "Item 1. Business" and "Item 1A. Risk Factors" in the Registrants' 2013 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

Economic and Market Conditions

(PPL and PPL Energy Supply)

Over the last few years, depressed wholesale market prices for electricity and natural gas have resulted from general weak economic conditions and other factors, including the impact of expanded domestic shale gas development and additional renewable energy sources.  During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns that increased natural gas and electricity prices in spot and near-term forward markets.

See "Margins - Changes in Non-GAAP Financial Measures - Unregulated Gross Energy Margins" below for additional information on energy margins.  Full year 2014 energy margins are still projected to be lower compared with 2013 due to a higher average hedge price in 2013, partially offset by higher pricing on unhedged generation.  PPL Energy Supply continues to review its business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels.

(All Registrants except PPL Electric)

The businesses of PPL Energy Supply, LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to coal combustion residuals, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These and other stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL, PPL Energy Supply, LKE, LG&E and KU, to announce plans to either temporarily or permanently close, or place in long-term reserve status, and/or impair certain of their coal-fired generating plants during 2012 and 2013.

(PPL and PPL Energy Supply)

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern 633 MW of hydroelectric generation facilities located in Montana for $900 million in cash, subject to certain adjustments.  In April 2014, the U.S. Department of Justice and Federal Trade Commission granted early termination of PPL Montana's and NorthWestern's notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The sale remains subject to closing conditions, including receipt of regulatory approvals by the FERC and the Montana Public Service Commission and certain third-party consents.  The sale is not expected to close before the second half of 2014.

PPL Energy Supply believes its competitive coal-fired generation assets in Pennsylvania are well positioned to meet current environmental requirements based on prior and planned investments.  However, the current levels of energy and capacity prices in PJM, as well as management's forward view of these prices using its fundamental pricing models, continue to challenge the recoverability of PPL Energy Supply's investment in its Pennsylvania coal-fired generation assets.  In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither was impaired as of December 31, 2013.  The recoverability test was very sensitive to forward energy and capacity price assumptions, as well as forecasted operation and maintenance and capital spending.  Therefore, a further decline in forecasted long-term energy or capacity prices or changes in environmental laws requiring additional capital or operation and maintenance expenditures, could negatively impact PPL Energy Supply's operations of these facilities and potentially result in future impairment charges for some or all of the carrying value of these plants.  There were no events or changes in circumstances that indicated a recoverability test was required in the first quarter of 2014.  However, PPL Energy Supply will be closely monitoring the PJM capacity auction results in May 2014, which could require a recoverability test to be performed in the second quarter of 2014.  The carrying value of the Pennsylvania coal-fired generation assets was $2.6 billion as of March 31, 2014 ($1.4 billion for Brunner Island and $1.2 billion for Montour).

(All Registrants)

The Registrants cannot predict the impact that future economic and market conditions and regulatory requirements may have on their financial condition or results of operations.

(PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the methodology to be used by all network operators to calculate the final line loss incentives and penalties for the DPCR4, which ended in March 2010.  As a result, WPD recorded an increase of $65 million to its existing liability with a reduction to "Utility" revenue on the Statement of Income.  WPD's total recorded liability at March 31, 2014 was $115 million, nearly all of which will be refunded to customers beginning April 1, 2015 through March 31, 2019.  See Note 6 to the Financial Statements for additional information.

RIIO-ED1 - Fast Tracking

In February 2014, WPD elected to accept the decision of Ofgem to set the real cost of equity to be used during the RIIO-ED1 period at 6.4% compared to 6.7% proposed by WPD, and remain in the fast-track process.  The change in the cost of equity is not expected to have a significant impact on the results of operations for PPL.  Also, in February 2014, Ofgem published formal confirmation that WPD's Business Plans submitted by its four DNOs have been accepted as submitted, or "fast-tracked," for the 8-year price control period starting April 1, 2015.  Fast tracking affords several benefits to the WPD DNOs including the ability to collect additional revenue equivalent to 2.5% of total annual expenditure during the 8-year price control period, or approximately $35 million annually, greater revenue certainty and a higher level of cost savings retention.  See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2013 Form 10-K for additional information on RIIO-ED1.

2011 Equity Units

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million 3.184% of Junior Subordinated Notes due 2019.  Simultaneously the newly issued notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044.  Additionally, on May 1, 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts.  PPL received net cash proceeds of $978 million, which will be used to repay short-term debt and for general corporate purposes.

Kerr Dam Project Arbitration Decision and Impairment (PPL Energy Supply)

PPL Montana holds a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to PPL Montana is $18 million.  As a result of the decision, PPL Energy Supply performed a recoverability test on the Kerr Dam Project and recorded an impairment charge of $18 million ($10 million after-tax) to reduce the carrying amount to its fair value of $29 million.  See Note 13 to the Financial Statements for additional information.

Susquehanna Turbine Blade Inspection (PPL and PPL Energy Supply)

PPL Susquehanna continues to make modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  In March 2014, Unit 2 completed its planned turbine inspection outage to replace blades.  Unit 1 began its planned refueling and turbine inspection outage in April 2014.  Similar blade replacements are planned and modifications will also be implemented to reduce the likelihood of blade cracking, including the installation of shorter last stage blades on one of the LP turbines.  PPL Susquehanna will continue to monitor blade performance and work with the turbine manufacturer to identify and resolve the issues causing the blade cracking.

Storm Damage Expense Rider (SDER) (PPL Electric)

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed SDER.  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  On April 3, 2014, the PUC issued a final order approving the SDER.  The SDER will be effective January 1, 2015 and will initially include actual storm costs compared to collections from December 2013 through November 2014.  As a result of the order, PPL Electric reduced its regulatory liability by $12 million related to collections in excess of costs incurred from January 1, 2013 to November 30, 2013 that are not required to be refunded to customers.  Also, as part of the order, PPL Electric can recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 2015.  See "Pennsylvania Activities - Storm Damage Expense Rider" in Note 6 to the Financial Statements for additional information.

FERC Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014 subject to refund.  In April 2014, FERC accepted a motion filed by KU requesting a delay until mid-June of the effectiveness of other elements, including updated termination notice periods, new credit and uncollectible charge provisions.  Also in April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts, such terminations to be effective in 2019, except in the case of one municipality with a conditional 2017 effective date.  The parties are continuing settlement negotiations.  KU cannot currently predict the outcome of the proceeding or related matters.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment.  The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins) and a reconciliation of non-GAAP financial measures to "Operating Income."  The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2014 with 2013.  "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

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

(Subsidiary Registrants)

The discussion for each of PPL Energy Supply, PPL Electric, LKE, LG&E and KU provides a summary of earnings.  The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three months ended March 31, 2014 with 2013.  "Earnings, Margins and Statement of Income Analysis" are presented separately for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.  The U.K. Regulated segment represents 65% of Net Income Attributable to PPL Shareowners for the three months ended March 31, 2014 and 34% of PPL's assets at March 31, 2014.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2014	2013	% Change

Utility revenues	$637	$638
Energy-related businesses	11	10	10
Total operating revenues	648	648
Other operation and maintenance	108	117	(8)
Depreciation	83	74	12
Taxes, other than income	38	37	3
Energy-related businesses	7	7
Total operating expenses	236	235
Other Income (Expense) - net	(24)	120	(120)
Interest Expense	122	107	14
Income Taxes	60	113	(47)
Net Income Attributable to PPL Shareowners	$206	$313	(34)

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special and effects of foreign currency exchange on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

Three Months

U.K.
Utility revenues	$40
Other operation and maintenance	7
Depreciation	(6)
Interest expense	(4)
Other	(3)
Income taxes	(3)
U.S.
Interest expense and other	(3)
Income taxes	(4)
Foreign currency exchange, after-tax	2
Special items, after-tax	(133)
Total	$(107)

U.K.

•	Higher utility revenues were primarily due to a $68 million impact from the April 1, 2013 price increase, partially offset by $24 million of lower volume due primarily to weather.

•
Lower other operation and maintenance was primarily due to $9 million of lower pension expense and $6 million of lower engineering management expense, partially offset by $9 million of higher network maintenance expense.

•	Higher depreciation expense was primarily due to PP&E additions.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2014	2013

Foreign currency-related economic hedges, net of tax of $3, ($42) (a)	Other Income (Expense) - net	$(6)	$78
WPD Midlands acquisition-related adjustments:
Separation benefits, net of tax of $0, $1	Other operation and maintenance		(1)
Other acquisition-related adjustments, net of tax of $0, $0	Other operation and maintenance		(2)
Other:
Change in WPD line loss accrual, net of tax of $13, $0 (b)	Utility	(52)
Total		$(58)	$75

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.
(b)
In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, WPD increased its existing liability by $65 million for over-recovery of line losses.  See Note 6 to the Financial Statements for additional information.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas in Kentucky.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.  The Kentucky Regulated segment represents 34% of Net Income Attributable to PPL Shareowners for the three months ended March 31, 2014 and 25% of PPL's assets at March 31, 2014.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2014	2013	% Change

Utility revenues	$934	$800	17
Fuel	277	231	20
Energy purchases	124	86	44
Other operation and maintenance	206	197	5
Depreciation	86	82	5
Taxes, other than income	13	12	8
Total operating expenses	706	608	16
Other Income (Expense) - net	(2)	(2)
Interest Expense	55	55
Income Taxes	64	50	28
Net Income Attributable to PPL Shareowners	$107	$85	26

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

Three Months

Kentucky Gross Margins	$50
Other operation and maintenance	(11)
Depreciation	(2)
Taxes, other than income	(1)
Other Income (Expense) - net	1
Income Taxes	(14)
Special item - EEI adjustments, after-tax	(1)
Total	$22

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•	Higher other operation and maintenance primarily due to $5 million of higher costs due to the timing and scope of scheduled coal plant maintenance outages and $5 million of higher storm expenses.

•	Higher income taxes primarily due to higher pre-tax income.

•
During the three months ended March 31, 2013, the Kentucky Regulated segment classified an after-tax gain related to its EEI investment that was recorded in "Other Income (Expense) - net" on the Statement of Income as a special item.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.  In addition, certain financing costs are allocated to the Pennsylvania Regulated segment.  The Pennsylvania Regulated segment represents 27% of Net Income Attributable to PPL Shareowners for the three months ended March 31, 2014 and 15% of PPL's assets at March 31, 2014.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2014	2013	% Change

Utility revenues	$592	$513	15
Energy purchases
External	189	172	10
Intersegment	27	14	93
Other operation and maintenance	134	133	1
Depreciation	45	43	5
Taxes, other than income	32	30	7
Total operating expenses	427	392	9
Other Income (Expense) - net	2	1	100
Interest Expense	29	25	16
Income Taxes	53	33	61
Net Income Attributable to PPL Shareowners	$85	$64	33

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Pennsylvania Gross Delivery Margins	$45
Depreciation	(2)
Interest Expense	(4)
Other	1
Income Taxes	(19)
Total	$21

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Higher interest expense due to a debt issuance in July 2013.

•	Higher income taxes primarily due to higher pre-tax income.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's wholesale, retail, marketing and trading activities, as well as its competitive generation operations.  In addition, certain financing and other costs are allocated to the Supply segment.  The Supply segment represents negative 24% of Net Income Attributable to PPL Shareowners for the three months ended March 31, 2014 and 26% of PPL's assets at March 31, 2014.

Net Income Attributable to PPL Shareowners for the periods ended March 31 includes the following results:

	Three Months
	2014	2013	% Change
Energy revenues
External (a) (b)	$(1,078)	$381	(383)
Intersegment	27	14	93
Energy-related businesses	125	113	11
Total operating revenues	(926)	508	(282)
Fuel (a)	482	298	62
Energy purchases (a) (c)	(1,804)	(199)	807
Other operation and maintenance	258	235	10
Depreciation	80	78	3
Taxes, other than income	21	17	24
Energy-related businesses	124	110	13
Total operating expenses	(839)	539	(256)
Other Income (Expense) - net	6	4	50
Interest Expense	48	60	(20)
Income Taxes	(54)	(41)	32
Net Income Attributable to PPL Shareowners	$(75)	$(46)	63

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.
(c)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

The changes in the results of the Supply segment between these periods were due to the factors set forth below, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

Three Months

Unregulated Gross Energy Margins	$7
Other operation and maintenance	(3)
Depreciation	(2)
Interest Expense	12
Income Taxes	(11)
Special items, after-tax	(32)
Total	$(29)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•	Lower interest expense primarily due to the retirement of debt in December 2013.

•	Higher income taxes primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2014	2013

Adjusted energy-related economic activity, net, net of tax of $95, $79	(a)	$(139)	$(117)
Kerr Dam Project impairment, net of tax of $8, $0 (b)	Other operation and maintenance	(10)
Total		$(149)	$(117)

(a)
Represents unrealized gains (losses), after-tax, on economic activity.  See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  Amounts have been adjusted for option premiums of $2 million and $1 million.

(b)	See Note 13 to the Financial Statements for additional information.

Margins

Non-GAAP Financial Measures

Management utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•
"Kentucky Gross Margins" is a single financial performance measure of the Kentucky Regulated segment's, LKE's, LG&E's and KU's electricity generation, transmission and distribution operations as well as LKE's and LG&E's distribution and sale of natural gas.  In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded as "Other operation and maintenance" on the Statements of Income) are deducted from revenues.  In addition, certain other expenses, recorded as "Other operation and maintenance" and "Depreciation" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues.  These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives.  As a result, this measure represents the net revenues from the electricity and gas operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations, which includes transmission and distribution activities.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings.  Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax.  This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Energy purchases from affiliate" in PPL Electric's reconciliation table).  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's and PPL Energy Supply's competitive energy activities, which are managed on a geographic basis.  In calculating this measure, energy revenues, including operating revenues associated with certain businesses classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, recorded in "Taxes, other than income," and operating expenses associated with certain businesses classified as discontinued operations.  This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Unregulated wholesale energy", "Unregulated retail energy" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Unregulated wholesale energy to affiliate" in PPL Energy Supply's reconciliation table).  "Unregulated Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Adjusted energy-related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options.  This economic activity is deferred and included in "Unregulated Gross Energy Margins" over the delivery period that was hedged or upon realization.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and report their results of their operations.  Management believes these measures provide additional useful criteria to make investment decisions.  These performance measures are used, in conjunction with other information, by senior management and PPL's Board of Directors to manage the operations, analyze actual results compared with budget and, in certain cases, to measure certain corporate financial goals used to determine variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following table contains the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2014 Three Months						2013 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)

Operating Revenues
Utility	$934	$592		$636	(c)	$2,162	$800	$513		$637	(c)	$1,950
PLR intersegment utility
revenue (expense) (d)		(27)	$27					(14)	$14
Unregulated wholesale energy			(637)	(792)	(e)	(1,429)			966	(823)	(e)	143
Unregulated retail energy			378	(29)	(e)	349			246	(9)	(e)	237
Energy-related businesses				141		141				127		127
Total Operating Revenues	934	565	(232)	(44)		1,223	800	499	1,226	(68)		2,457

Operating Expenses
Fuel	277		481			758	231		297	1	(e)	529
Energy purchases	124	189	(1,219)	(588)	(e)	(1,494)	86	172	437	(638)	(e)	57
Other operation and
maintenance	23	25	7	642		697	25	22	5	624		676
Depreciation	2			303		305				284		284
Taxes, other than income		29	13	62		104		28	8	60		96
Energy-related businesses			2	136		138			2	120		122
Total Operating Expenses	426	243	(716)	555		508	342	222	749	451		1,764
Total	$508	$322	$484	$(599)		$715	$458	$277	$477	$(519)		$693

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the periods ended March 31 as well as the change between periods.  The factors that gave rise to the changes are described following the table.

	Three Months
	2014	2013	Change

Kentucky Regulated
Kentucky Gross Margins
LG&E	$226	$202	$24
KU	282	256	26
LKE	$508	$458	$50
Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$249	$224	$25
Transmission	73	53	20
Total	$322	$277	$45
Supply
Unregulated Gross Energy Margins
Eastern U.S.	$435	$420	$15
Western U.S.	49	57	(8)
Total	$484	$477	$7

Kentucky Gross Margins

Kentucky Gross Margins increased primarily due to higher volumes of $20 million ($5 million at LG&E and $15 million at KU), returns from additional environmental capital investments of $13 million ($5 million at LG&E and $8 million at KU), higher demand revenue of $8 million ($4 million at both LG&E and KU) and higher off-system sales at LG&E of $7 million.  The change in volumes was primarily attributable to unusually cold weather conditions.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased primarily due to a $12 million favorable effect of unusually cold weather in 2014 and a $12 million effect due to a change in estimate of a regulatory liability.  See "Pennsylvania Activities - Storm Damage Expense Rider" in Note 6 to the Financial Statements for additional information.

Transmission

Transmission margins increased primarily due to increased investment in plant and the recovery of additional costs through the FERC formula-based rates.

Unregulated Gross Energy Margins

Eastern U.S.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns that increased natural gas and electricity prices in spot and near-term forward markets.  Due to these market conditions, PPL Energy Supply captured opportunities on unhedged generation, which were primarily offset by under hedged full-requirement sales contracts and retail electric.  The net benefit of $38 million due to the aforementioned weather and related market dynamics along with $74 million of higher capacity prices was offset by $82 million from lower hedge prices on baseload energy and $32 million driven by lower output from PPL Susquehanna due to the timing of outages.

Western U.S.

Western margins decreased primarily due to lower availability of coal and hydroelectric units.

Statement of Income Analysis --

Utility Revenues

The increase (decrease) in utility revenues for the period ended March 31, 2014 compared with 2013 was due to:

Three Months
Domestic:
PPL Electric (a)	$79
LKE (b)	134
Total Domestic	213

U.K.:
Price (c)	68
Foreign currency exchange rates	26
Volume (d)	(24)
Line loss accrual adjustments (e)	(65)
Other	(6)
Total U.K.	(1)
Total	$212

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	Due to price increases effective April 1, 2013.
(d)	The decrease was primarily due to the unfavorable effect of weather.
(e)	Adjustments in 2014 based on Ofgem's final decision on the DPCR4 line loss incentives and penalties.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

Three Months

Unregulated wholesale energy (a)	$(1,572)
Unregulated retail energy	112
Fuel	229
Energy purchases (b)	(1,551)

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.
(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2014 compared with 2013 was due to:

Three Months
Domestic:
PPL Energy Supply fossil and hydroelectric plants (a)	$20
PPL Electric PUC-reportable storms	9
PPL Susquehanna	7
LKE coal plants	5
LKE storm expenses	5
LKE adjustments to regulatory assets and liabilities	(4)
PPL Electric Act 129	(4)
Other	(8)
U.K.:
Network maintenance (b)	9
Foreign currency exchange rates	4
Pension	(9)
Engineering management	(6)
Separation benefits	(3)
Other	(4)
Total	$21

(a)	During 2014, PPL Montana determined the Kerr Dam Project was impaired and recorded a charge of $18 million. See Note 13 to the Financial Statements for additional information.
(b)	The increase was primarily due to vegetation management and fault repair due to increased 2014 storm activity.

Depreciation

The increase (decrease) in depreciation for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Additions to PP&E, net	$18
Other	3
Total	$21

Taxes, Other Than Income

Taxes, other than income increased by $8 million for the three months ended March 31, 2014 compared with 2013, primarily due to higher Pennsylvania gross receipts tax expense as a result of an increase in retail electric revenues.  This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins."

Other Income (Expense) - net

The $145 million decrease in other income (expense) - net for the three months ended March 31, 2014 compared with 2013 was primarily due to an increase of $143 million from realized and unrealized losses on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

See Note 12 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Loss on extinguishment of debt (a)	$9
Capitalized interest (b)	5
Other	(1)
Total	$13

(a)
In March 2014, PPL Capital Funding remarketed and exchanged junior subordinated notes that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  See Note 7 to the Financial Statements for additional information.

(b)	Includes interest on the debt component of AFUDC.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Change in pre-tax income at current period tax rates	$(57)
Federal income tax credits, excluding foreign tax credit	3
U.S. income tax on foreign earnings net of foreign tax credit	9
Other	6
Total	$(39)

See Note 5 to the Financial Statements for additional information.

PPL Energy Supply:  Earnings, Margins and Statement of Income Analysis

Earnings

	Three Months Ended
	March 31,
	2014	2013

Net Income (Loss) Attributable to PPL Energy Supply Member	$(66)	$(38)
Special items, gains (losses), after-tax	(149)	(117)

Excluding special items, pre-tax earnings for the three-month period in 2014 compared with 2013 were relatively flat, primarily due to higher capacity prices, net benefits from unusually cold weather and lower interest expense, offset by lower baseload energy prices and the timing of a planned outage at the Susquehanna nuclear power plant.

The table below quantifies the changes in the components of Net Income (Loss) Attributable to PPL Energy Supply Member between these periods, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Supply Segment" for the details of special items.

Three Months

Unregulated Gross Energy Margins	$7
Other operation and maintenance	(3)
Depreciation	(2)
Interest Expense	12
Income Taxes	(10)
Special items, after-tax	(32)
Total	$(28)

Margins

"Unregulated Gross Energy Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following table contains the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2014 Three Months				2013 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)

Operating Revenues
Unregulated wholesale energy	$(637)	$(792)	(c)	$(1,429)	$966	$(823)	(c)	$143
Unregulated wholesale energy
to affiliate	27			27	14			14
Unregulated retail energy	378	(27)	(c)	351	246	(8)	(c)	238
Energy-related businesses		125		125		113		113
Total Operating Revenues	(232)	(694)		(926)	1,226	(718)		508

Operating Expenses
Fuel	481	1	(c)	482	297	1	(c)	298
Energy purchases	(1,219)	(585)	(c)	(1,804)	437	(636)	(c)	(199)
Other operation and maintenance	7	251		258	5	230		235
Depreciation		80		80		78		78
Taxes, other than income	13	8		21	8	9		17
Energy-related businesses	2	122		124	2	108		110
Total Operating Expenses	(716)	(123)		(839)	749	(210)		539
Total	$484	$(571)		$(87)	$477	$(508)		$(31)

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Unregulated Gross Energy Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2014 compared with 2013 are included above within "Unregulated Gross Energy Margins" and are not discussed separately.

Three Months

Unregulated wholesale energy (a)	$(1,572)
Unregulated wholesale energy to affiliate	13
Unregulated retail energy	113
Fuel	184
Energy purchases (b)	(1,605)

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.
(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Fossil and hydroelectric plants (a)	$20
PPL Susquehanna	7
Other	(4)
Total	$23

(a)	During 2014, PPL Montana determined the Kerr Dam was impaired and recorded a charge of $18 million. See Note 13 for further information.

Taxes, Other Than Income

Taxes, other than income increased by $4 million for the three months ended March 31, 2014 compared with 2013, primarily due to higher Pennsylvania gross receipts tax expense as a result of an increase in retail electric revenues.  This tax is included in "Unregulated Gross Energy Margins."

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Long-term debt interest expense (a)	$(14)
Other	2
Total	$(12)

(a)	The decrease was due to debt maturities in July and December 2013.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Change in pre-tax income at current period tax rates	$(18)
Federal income tax credits	2
Other	2
Total	$(14)

See Note 5 to the Financial Statements for additional information.

PPL Electric:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2014	2013

Net Income	$85	$64

Pre-tax earnings for the three-month period in 2014 compared with 2013 increased primarily due to higher transmission margins from additional capital investments, higher distribution margins due to unusually cold weather, and a benefit from a change in estimate of a regulatory liability.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line within the table and not in their respective Statement of Income line items.

Three Months

Pennsylvania Gross Delivery Margins	$45
Depreciation	(2)
Interest Expense	(4)
Other	1
Income Taxes	(19)
Total	$21

Margins

"Pennsylvania Gross Delivery Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following table contains the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2014 Three Months			2013 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$592		$592	$513		$513

Operating Expenses
Energy purchases	189		189	172		172
Energy purchases from affiliate	27		27	14		14
Other operation and maintenance	25	$109	134	22	$111	133
Depreciation		45	45		43	43
Taxes, other than income	29	3	32	28	2	30
Total Operating Expenses	270	157	427	236	156	392
Total	$322	$(157)	$165	$277	$(156)	$121

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Pennsylvania Gross Delivery Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2014 compared with 2013 are included above within "Pennsylvania Gross Delivery Margins" and are not discussed separately.

Three Months

Operating revenues	$79
Energy purchases	17
Energy purchases from affiliate	13

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

PUC-reportable storms	$9
Vegetation management	3
Act 129	(4)
Payroll-related costs	(3)
Other	(4)
Total	$1

Interest Expense

Interest expense increased by $4 million for the three months ended March 31, 2014, compared with 2013, primarily due to a debt issuance in July 2013.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Change in pre-tax income at current period tax rates	$17
Other	3
Total	$20

See Note 5 to the Financial Statements for additional information.

LKE:  Earnings, Margins and Statement of Income Analysis

Earnings

	Three Months Ended
	March 31,
	2014	2013

Net Income	$115	$96
Special items, gains (losses), after-tax		1

Excluding special items, earnings for the three-month period in 2014 compared with 2013 increased primarily due to higher volumes, returns from additional environmental capital investments, demand revenue and off-system sales.  The change in volumes was primarily attributable to unusually cold weather conditions.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of the special item.

Three Months

Margins	$50
Other operation and maintenance	(11)
Depreciation	(2)
Taxes, other than income	(1)
Other Income (Expense) - net	1
Interest Expense	(5)
Income Taxes	(12)
Special item - EEI adjustments, after-tax	(1)
Total	$19

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LKE's Margins are referred to as "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$934		$934	$800		$800
Operating Expenses
Fuel	277		277	231		231
Energy purchases	124		124	86		86
Other operation and maintenance	23	$183	206	25	$172	197
Depreciation	2	84	86		82	82
Taxes, other than income		13	13		12	12
Total Operating Expenses	426	280	706	342	266	608
Total	$508	$(280)	$228	$458	$(266)	$192

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

Three Months

Operating Revenues	$134
Fuel	46
Energy purchases	38

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Coal plants	$5
Storm expenses	5
Adjustments to regulatory assets and liabilities	(4)
Bad debt expense	3
Total	$9

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2014, compared with 2013, was due to:

Three Months

Issuance of $500 million First Mortgage Bonds during the fourth quarter of 2013	$6
Other	(1)
Total	$5

Income Taxes

Income taxes increased by $12 million for the three months ended March 31, 2014 compared with 2013 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information.

LG&E:  Earnings, Margins and Statement of Income Analysis

Earnings

	Three Months Ended
	March 31,
	2014	2013

Net Income	$52	$44

Earnings for the three-month period in 2014 compared with 2013 increased primarily due to higher volumes, returns from additional environmental capital investments, demand revenue and off-system sales.  The change in volumes was primarily attributable to unusually cold weather conditions.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

Three Months

Margins	$24
Other operation and maintenance	(7)
Depreciation	(1)
Other Income (Expense) - net	(1)
Interest Expense	(2)
Income Taxes	(5)
Total	$8

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LG&E's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$479		$479	$390		$390
Operating Expenses
Fuel	117		117	96		96
Energy purchases, including affiliate	124		124	81		81
Other operation and maintenance	11	$87	98	11	$80	91
Depreciation	1	37	38		36	36
Taxes, other than income		6	6		6	6
Total Operating Expenses	253	130	383	188	122	310
Total	$226	$(130)	$96	$202	$(122)	$80

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

Three Months

Retail and wholesale	$73
Electric revenue from affiliate	16
Fuel	21
Energy purchases	38
Energy purchases from affiliate	5

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the period ended March 31, 2014 compared with 2013 was due to:

Three Months

Coal plants	$2
Storm expenses	4
Other	1
Total	$7

Income Taxes

Income taxes increased by $5 million for the three months ended March 31, 2014 compared with 2013 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information.

KU:  Earnings, Margins and Statement of Income Analysis

Earnings

	Three Months Ended
	March 31,
	2014	2013

Net Income	$77	$64
Special items, gains (losses), after-tax		1

Excluding special items, earnings for the three-month period in 2014 compared with 2013 increased primarily due to higher volumes, returns from additional environmental capital investments and demand revenue.  The change in volumes was primarily attributable to unusually cold weather conditions.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated segment" for details of the special item.

Three Months

Margins	$26
Other operation and maintenance	(3)
Depreciation	(1)
Taxes, other than income	(1)
Other Income (Expense) - net	2
Interest Expense	(2)
Income Taxes	(7)
Special item - EEI adjustments, after-tax	(1)
Total	$13

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, KU's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$498		$498	$432		$432
Operating Expenses
Fuel	160		160	135		135
Energy purchases, including affiliate	43		43	27		27
Other operation and maintenance	12	$86	98	14	$83	97
Depreciation	1	47	48		46	46
Taxes, other than income		7	7		6	6
Total Operating Expenses	216	140	356	176	135	311
Total	$282	$(140)	$142	$256	$(135)	$121
(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

Three Months

Retail and wholesale	$61
Electric revenue from affiliate	5
Fuel	25
Energy purchases from affiliate	16

Income Taxes

Income taxes increased by $7 million for the three months ended March 31, 2014 compared with 2013 primarily due to higher pre-tax income.

See Note 5 to the Financial Statements for additional information.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:
		PPL
	PPL (a)	Energy Supply	PPL Electric	LKE	LG&E	KU
March 31, 2014
Cash and cash equivalents	$1,256	$441	$42	$30	$9	$21
Notes receivable from affiliates				4
Short-term debt	1,579	970	60	200	15	110

December 31, 2013
Cash and cash equivalents	$1,102	$239	$25	$35	$8	$21
Notes receivable from affiliates			150	70
Short-term debt	701		20	245	20	150

(a)
At March 31, 2014, $688 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign tax credits.  Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2013 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the three-month periods ended March 31, and the changes between periods were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU
2014
Operating activities	$931	$276	$(4)	$309	$148	$191
Investing activities	(1,183)	(389)	(42)	(205)	(115)	(154)
Financing activities	392	315	63	(109)	(32)	(37)

2013
Operating activities	$244	$125	$(77)	$85	$85	$85
Investing activities	(899)	(195)	(192)	(267)	(94)	(172)
Financing activities	621	(196)	160	191	21	82

Change - Cash Provided (Used):
Operating activities	$687	$151	$73	$224	$63	$106
Investing activities	(284)	(194)	150	62	(21)	18
Financing activities	(229)	511	(97)	(300)	(53)	(119)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2014 compared with 2013 were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used):
Net income	$(97)	$(28)	$21	$19	$8	$13
Non-cash components	92	(69)	(34)	21	(7)	(10)
Working capital	299	146	8	59	28	31
Defined benefit funding	294	75	69	116	34	57
Other operating activities	99	27	9	9		15
Total	$687	$151	$73	$224	$63	$106

(PPL)

PPL's changes in non-cash components of net income included non-cash hedging losses of $143 million and a $65 million charge in 2014 to adjust WPD's line loss accrual.  These non-cash charges were partially offset by $106 million of deferred income tax benefits.  The increase in cash from changes in components of working capital was primarily due to an increase of $231 million in accounts payable (partially due to increases in power swap payables); along with positive changes totaling $154 million in counterparty collateral, fuel, material and supplies, and prepayments.  These positive impacts on cash were partially offset by an increase of $170 million in unbilled revenue (primarily related to increases in power swap sales).

(PPL Energy Supply)

PPL Energy Supply's changes in non-cash components of net income included $100 million of deferred income tax benefits.  The increase in cash from changes in components of working capital was primarily due to an increase of $247 million in accounts payable (partially due to increases in power swap payables) and a reduction of $66 million in returns of counterparty collateral, partially offset by increases of $215 million in unbilled revenue (primarily related to increases in power swap sales).

(PPL Electric)

PPL Electric's changes in non-cash components of net income included $20 million of deferred income tax benefits.  The small increase in cash from changes in components of working capital was primarily due to an increase of $56 million in accounts payable, partially offset by an increase of $33 million in prepayments and a decrease of $24 million in taxes payable.

(LKE)

LKE's non-cash components of net income included a $29 million increase in deferred income taxes primarily due to utilization of net operating losses.  The increase in cash from changes in components of working capital was driven primarily by the change in accounts receivables and unbilled revenues due to weather and rate changes.

(LG&E)

LG&E's increase in cash from changes in components of working capital was driven primarily by the change in accounts receivables and unbilled revenues due to weather and rate changes and lower fuel inventory and gas storage inventory due to the unusually cold weather in 2014.

(KU)

KU's increase in cash from changes in components of working capital was driven primarily by the change in accounts receivables and unbilled revenues due to weather and rate changes.

(All Registrants)

Investing Activities

Expenditures for Property, Plant and Equipment

The primary use of cash within investing activities is expenditures for PP&E.  The change in these expenditures for the three months ended March 31, 2014 compared with 2013 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

(Increase) Decrease	$(64)	$36	$(12)	$(1)	$(18)	$18

The increase in expenditures for PP&E for PPL was primarily due to system reliability projects at WPD.  The decrease in expenditures at PPL Energy Supply was partially due to expenditures made in 2013 for the Holtwood hydroelectric expansion project.  The increase in expenditures for LG&E was primarily due to environmental air projects at LG&E's Mill Creek plant and gas service riser projects, partially offset by lower expenditures for the construction of Cane Run Unit 7.  The decrease in expenditures for KU was related to lower expenditures for the construction of Cane Run Unit 7 and coal combustion residuals projects at KU's Ghent and E.W. Brown plants.

Other Significant Changes in Components of Investing Activities

For PPL and PPL Energy Supply, the change in cash provided by (used in) investing activities for the three months ended March 31, 2014 compared with 2013 was negatively impacted primarily by increases of $282 million and $285 million in restricted cash and cash equivalents.  These changes were primarily related to increased cash collateral requirements in 2014 to support PPL Energy Supply's commodity hedging program primarily due to an increase in 2014 in forward prices.  PPL Energy Supply's restricted cash and cash equivalents for collateral deposits increased by $343 million in 2014.  To fund these increased collateral requirements, PPL Energy Supply borrowed under its short-term credit facilities.

For PPL Electric, the change in cash provided by (used in) investing activities for the three months ended March 31, 2014 compared with 2013 was positively impacted primarily from a $150 million repayment in 2014 of notes receivable from affiliates.

For LKE, the change in cash provided by (used in) investing activities for the three months ended March 31, 2014 compared with 2013 was positively impacted primarily from a $66 million repayment in 2014 of notes receivable from affiliates.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2014 compared with 2013 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used):
Long-term debt issuances/retirements, net	$(681)		$(10)
Dividends	(24)		(7)		$(8)	$(24)
Capital contributions/distributions, net		$(341)	5	$(135)	(25)	(10)
Change in short-term debt, net	462	845	(85)	(165)	(20)	(85)
Other financing activities	14	7
Total	$(229)	$511	$(97)	$(300)	$(53)	$(119)

The cash provided by changes in short-term debt for PPL and PPL Energy Supply was partially due to borrowings in 2014 by PPL Energy Supply to satisfy cash collateral requirements to support its commodity hedging program (as described in "Investing Activities" above) and $228 million that funded the principal reduction associated with the remarketing of the 2011 Equity Units.  PPL expects to use a portion of the proceeds from the settlement of the 2011 Purchase Contracts to repay outstanding short-term debt in the second quarter of 2014.

See Note 7 to the Financial Statements for information on 2014 short and long-term debt activity, equity transactions and dividends.  See the Registrants' 2013 Form 10-K for information on 2013 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs.  Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets.  At March 31, 2014, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows.

External (All Registrants)

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity

PPL Capital Funding Credit Facilities	$450	$185		$265
PPL Energy Supply Credit Facilities	3,150	350	$821	1,979
PPL Electric Credit Facility	300		61	239

LKE Credit Facility	75	75
LG&E Credit Facility	500		15	485
KU Credit Facilities	598		308	290
Total LKE	1,173	75	323	775
Total U.S. Credit Facilities (a)	$5,073	$610	$1,205	$3,258

Total U.K. Credit Facilities (b)	£1,055	£98		£957

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity:  PPL - 10%, PPL Energy Supply - 10%, PPL Electric - 6%, LKE - 12%, LG&E - 6% and KU - 22%.

(b)
The amount borrowed at March 31, 2014 was a USD-denominated borrowing of $164 million.  At March 31, 2014, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.6 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (All Registrants except PPL)

	Committed		Unused
	Capacity	Borrowed	Capacity

PPL Energy Supply Credit Facility	$200		$200
PPL Electric Credit Facility	100		100
LKE Credit Facility	225		225
LG&E Money Pool (a)	500		500
KU Money Pool (a)	500		500

(a)	LG&E and KU participate in an intercompany agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL Energy Supply, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund their short-term liquidity needs, as necessary.  Commercial paper issuances are supported by the respective Registrant's Syndicated Credit Facility.

Outstanding commercial paper issuances are reflected in "Short-term debt" on the Balance Sheets.  At March 31, 2014, the available capacity and the use of that capacity was as follows:

		Commercial
		Paper	Unused
	Capacity	Issuances	Capacity

PPL Energy Supply	$750	$620	$130
PPL Electric	300	60	240

LG&E	350	15	335
KU	350	110	240
Total LKE	700	125	575
Total PPL	$1,750	$805	$945

Long-term Debt and Equity Securities (PPL and PPL Electric)

The long-term debt and equity securities activity through March 31, 2014 was:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances

PPL		$239	$15
PPL Electric		10
Non-cash Transactions:
PPL (b)	$750	$750

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)	Represents the remarketing of Junior Subordinated Notes that were issued as a component of PPL's 2011 Equity Units.

Common Stock Dividends (PPL)

In February 2014, PPL declared its quarterly common stock dividend, payable April 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

(All Registrants)

Moody's, S&P and Fitch periodically review the credit ratings on the debt of the Registrants and their subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of the Registrants and their subsidiaries are based on information provided by the Registrants and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of the Registrants or their subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  The credit ratings of the Registrants and their subsidiaries affect their liquidity, access to capital markets and cost of borrowing under their credit facilities.

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2014:

(PPL)

In January 2014, Moody's affirmed its ratings and revised its outlook to stable for PPL.

In March 2014, Moody's, S&P and Fitch assigned ratings of Baa3, BBB- and BBB to PPL Capital Funding's $350 million 3.95% Senior Notes due 2024 and $400 million 5.00% Senior Notes due 2044.  Fitch also assigned a stable outlook to these notes.

In April 2014, Moody's affirmed the following ratings with a stable outlook:

•	the long-term issuer ratings for WPD (East Midlands), WPD (West Midlands), PPL WW and WPD (South West);
•	the senior unsecured ratings for PPL WEM, WPD (East Midlands), WPD (West Midlands), PPL WW, WPD (South Wales) and WPD (South West);
•	the commercial paper rating for WPD (South West); and
•	the short-term issuer ratings for WPD (East Midlands) and WPD (South West).

In April 2014, Fitch affirmed the following ratings with a stable outlook:

•	the long-term and short-term issuer default ratings for PPL and PPL Capital Funding; and
•	the senior unsecured rating and junior subordinated rating for PPL Capital Funding.

(PPL and PPL Energy Supply)

In April 2014, Fitch affirmed its long-term issuer default rating, short-term issuer default rating, senior unsecured rating and commercial paper rating with a negative outlook for PPL Energy Supply.

(PPL and PPL Electric)

In January 2014, Moody's upgraded its long-term issuer rating and senior unsecured rating, from Baa2 to Baa1, and senior secured rating, from A3 to A2, affirmed its commercial paper rating and revised its outlook to stable for PPL Electric.

In April 2014, Fitch affirmed its long-term issuer default rating, short-term issuer default rating, secured rating and commercial paper rating with a stable outlook for PPL Electric.

(PPL, LKE, LG&E and KU)

In January 2014, Moody's affirmed its ratings and revised its outlook to stable for LKE.

In January 2014, Moody's upgraded its long-term issuer ratings and senior unsecured ratings, from Baa1 to A3, and senior secured ratings, from A2 to A1, affirmed its commercial paper ratings and revised its outlook to stable for LG&E and KU.

In February 2014, Moody's affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

In April 2014, Fitch affirmed the following ratings with a stable outlook:
•	the long-term and short-term issuer default ratings for LKE, LG&E and KU;
•	the senior unsecured debt ratings for LKE, LG&E and KU; and
•	the secured debt and commercial paper ratings for LG&E and KU.

Ratings Triggers

(All Registrants except PPL Electric)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, PPL Energy Supply's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2014.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2013 Form 10-K.

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

Commodity Price Risk (Non-trading)

(PPL, LKE, LG&E and KU)

LG&E's and KU's retail electric and natural gas rates and municipal wholesale electric rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers.  As a result, LG&E and KU are subject to commodity price risk for only a small portion of on-going business operations.  LG&E and KU sell excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers.  See Note 14 to the Financial Statements for additional information.

(PPL and PPL Electric)

PPL Electric is exposed to market price and volumetric risks from its obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement energy supply contracts for the majority of its PLR obligations.  These supply contracts transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

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

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts for the periods ended March 31.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2014	2013

Fair value of contracts outstanding at the beginning of the period	$107	$473
Contracts realized or otherwise settled during the period	505	(137)
Fair value of new contracts entered into during the period (a)	(16)	9
Other changes in fair value	(737)	(116)
Fair value of contracts outstanding at the end of the period	$(141)	$229

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at March 31, 2014, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$(103)	$(34)	$8	$3	$(126)
Prices based on significant unobservable inputs (Level 3)	(30)	12	3		(15)
Fair value of contracts outstanding at the end of the period	$(133)	$(22)	$11	$3	$(141)

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading commodity derivative contracts range in maturity through 2020.  The following table sets forth changes in the net fair value of trading commodity derivative contracts for the periods ended March 31.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2014	2013

Fair value of contracts outstanding at the beginning of the period	$11	$29
Contracts realized or otherwise settled during the period		(2)
Fair value of new contracts entered into during the period (a)	(13)	(12)
Other changes in fair value	33
Fair value of contracts outstanding at the end of the period	$31	$15

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2014, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments (Level 1)	$1				$1
Prices based on significant observable inputs (Level 2)	(1)	$(3)	$1	$1	(2)
Prices based on significant unobservable inputs (Level 3)	3	16	8	5	32
Fair value of contracts outstanding at the end of the period	$3	$13	$9	$6	$31

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the three months ended March 31, 2014 was as follows.

	Trading VaR	Non-Trading VaR
95% Confidence Level, Five-Day Holding Period
Period End	$8	$8
Average for the Period	8	7
High	9	8
Low	8	5

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2014.

Interest Rate Risk (All Registrants)

The Registrants and their subsidiaries issue debt to finance their operations, which exposes them to interest rate risk.  The Registrants and their subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of their debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolios due to changes in the absolute level of interest rates.

The following interest rate hedges were outstanding at March 31, 2014.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$500	$1	$(15)	2025
Cross-currency swaps (d)	1,262	(57)	(179)	2028
Economic hedges
Interest rate swaps (e)	179	(40)	(3)	2033
LKE and LG&E
Economic hedges
Interest rate swaps (e)	179	(40)	(3)	2033

(a)	Includes accrued interest, if applicable.
(b)
Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.  Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes foreign currency exchange rates.

(c)
Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or regulatory liabilities, if recoverable through regulated rates and reclassified into earnings in the same period during which the item being hedged affects earnings.

(d)
Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes.  Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.

(e)
Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios.  The estimated impact of a 10% adverse movement in interest rates at March 31, 2014 is shown below.

		PPL Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Increase to interest expense of 10%	Not	Not	Not	Not	Not	Not
increase in interest rates	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value of 10% decrease
in interest rates	$762	$43	$117	$144	$45	$84

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

The following foreign currency hedges were outstanding at March 31, 2014.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£345	$(24)	$(57)	2015
Economic hedges (c)	1,840	(94)	(291)	2016

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.  The positions outstanding exclude the amount of intercompany loans classified as net investment hedges.  See Note 14 to the Financial Statements for additional information.

(c)	To economically hedge the translation of expected earnings denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.

NDT Funds - Securities Price Risk (PPL and PPL Energy Supply)

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At March 31, 2014, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At March 31, 2014, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $67 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Credit Risk" in the Registrants' 2013 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in this exchange rate resulted in a foreign currency translation gain of $135 million for the three months ended March 31, 2014, which primarily reflected a $334 million increase to PP&E and goodwill offset by an increase of $199 million to net liabilities.  Changes in this exchange rate resulted in a foreign currency translation loss of $256 million for the three months ended March 31, 2013, which primarily reflected a $696 million decrease to PP&E and goodwill offset by a decrease of $440 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions (All Registrants)

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants.  See Note 11 to the Financial Statements for additional information on related party transactions for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

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

Environmental Matters

(All Registrants)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses.  The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material.  In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed.  Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions.  Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services.

The following is a discussion of the more significant environmental matters.  See Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business - Environmental Matters" in the Registrants' 2013 Form 10-K for additional information on environmental matters.

Climate Change

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage, as applicable, to the Registrants' generation assets, electricity transmission and delivery systems, as well as impacts on the Registrants' customers.  In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL, PPL Energy Supply, LKE, LG&E and KU have hydroelectric generating facilities or where river water is used to cool their fossil and nuclear (as applicable) powered generators.  The Registrants cannot currently predict whether their businesses will experience these potential risks or estimate the cost of their related consequences.

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a revised proposal for new power plants (a prior proposal was issued in 2012) by September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 2016.

The EPA's revised proposal for new sources was published in the Federal Register on January 8, 2014, with comments due on May 9, 2014.  The proposed limits for coal plants can only be achieved through capture and sequestration, a technology that is not presently commercially viable and, therefore, effectively preclude the construction of new coal plants.  The proposed standards for new gas plants may also not be continuously achievable.  Regulation of GHG emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  The White House Office of Management and Budget has opened this issue for public comment.

Additionally, the Climate Action Plan goal to prepare the U.S. for the impacts of climate change could affect PPL, PPL Electric, LKE, LG&E and KU and others in the industry as it could result in requirements to modify electricity generating, transmission and delivery systems to improve the ability to withstand major storms and substantial capital investment may be needed to meet those requirements.

(All Registrants except PPL Electric)

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under RCRA.  Under a litigation settlement agreement involving certain environmental groups, the EPA has agreed to issue its final rulemaking by the end of 2014.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  The financial and operational impact is expected to be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous.

In July 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from regulating CCRs under RCRA and set rules governing state programs.  It remains uncertain whether similar legislation will be passed by the U.S. Senate.  Recent ash spills that have occurred within the utility industry may precipitate more stringent regulation of both active and legacy CCR sites.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized.  The proposal contains several alternative approaches, some of which could significantly impact PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's coal-fired plants.  The final regulation is expected to be issued in September 2015.  At the present time,

PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.

Clean Water Act
In April 2011, the EPA published a draft regulation under Section 316(b) of the Clean Water Act, which regulates cooling water intakes for power plants.  The draft rule has two provisions: requiring installation of Best Technology Available (BTA) to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and imposing standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  The final rule is now expected by May 16, 2014.  The proposed regulation would apply to nearly all PPL-owned steam electric generation plants in Pennsylvania, Kentucky, and Montana, potentially even including those equipped with closed-cycle cooling systems.  PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's compliance costs could be significant, especially if the final rule requires closed-cycle systems at plants that do not currently have them or conversions of once-through systems to closed-cycle.

MATS
In February 2012, the EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule, which was challenged by industry groups and states, was upheld by the D.C. Circuit Court in April 2014.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls at PPL Energy Supply and approved ECR plans to install additional controls at some of  LG&E's and KU's Kentucky plants.  Additionally, PPL Energy Supply is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.  The Corette plant asset group was determined to be impaired in December 2013.  See "Application of Critical Accounting Policies - Asset Impairment (Excluding Investments)" in PPL's and PPL Energy Supply's 2013 Form 10-K for additional information.  Also, LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants in Kentucky and Pennsylvania and are considering extension requests for other plants as well.

LG&E's and KU's anticipated retirements of generating units at the Cane Run and Green River plants are in response to MATS and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxides and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, CSAPR targeted sources in the eastern U.S.  In December 2011, the U.S. District Court for the District of Columbia Circuit (D.C. Circuit Court) stayed implementation of CSAPR, leaving CAIR in place.  Subsequently, in August 2012, the D. C. Circuit Court vacated CSAPR and remanded it back to the EPA for further rulemaking, again leaving CAIR in place in the interim.  In June 2013, the U.S. Supreme Court granted the EPA's petition for review of the D.C. Circuit Court's decision to vacate CSAPR.  On April 29, 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court's August 2012 decision which will likely result in the CSAPR replacing the CAIR program.  PPL, PPL Energy Supply, LKE, LG&E and KU do not currently anticipate that the costs of meeting CSAPR requirements will be significant.

PPL, PPL Energy Supply, LKE, LG&E and KU plants in Pennsylvania and Kentucky will continue to comply with CAIR through optimization of existing controls, balanced with emission allowance purchases.  The D. C. Circuit Court's August 2012 decision leaves plants in CSAPR-affected states potentially exposed to more stringent emission reductions for nitrogen oxides and sulfur dioxide due to regional haze implementation (see "Regional Haze" discussion below), and/or petitions to the EPA by downwind states under Section 126 of the Clean Air Act requesting the EPA to require plants that allegedly contribute to downwind non-attainment to take action to reduce emissions.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  For the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could be utilized by state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides.  However, although the August 2012 decision by the D.C. Circuit Court to vacate and remand CSAPR has been reversed by the U.S. Supreme Court, future decisions by EPA and the courts will determine whether power plants located in the eastern U.S., including PPL Energy Supply's plants in Pennsylvania and LG&E's and KU's plants in Kentucky, will be subject to further reductions in those pollutants in accordance with BART requirements.

The EPA signed its final Federal Implementation Plan (FIP) of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for PPL Energy Supply's Colstrip Units 3 & 4), and tighter emission limits for PPL Energy Supply's Corette plant (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit.

National Ambient Air Quality Standards
In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result of EPA's new ozone standard, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP has issued a draft rule requiring reasonable reductions.  However, the proposal is being challenged as too lenient by other OTR states and environmental groups.  The PADEP may impose more stringent emission limits than those set forth in the proposed rule which could have a significant impact on PPL Energy Supply's Pennsylvania coal plants.

During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2014.  Existing environmental plans for LG&E's and KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.  However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.

New Accounting Guidance (All Registrants)

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain.  See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2013 Form 10-K for a discussion of each critical accounting policy.

		PPL	PPL
	PPL	Energy Supply	Electric	LKE	LG&E	KU

Defined Benefits	X	X	X	X	X	X
Loss Accruals	X	X	X	X	X	X
Income Taxes	X	X	X	X	X	X
Asset Impairments (Excluding Investments)	X	X		X	X	X
AROs	X	X		X	X	X
Price Risk Management	X	X		X	X	X
Regulatory Assets and Liabilities	X		X	X	X	X
Revenue Recognition - unbilled revenue			X	X	X	X

PPL Corporation
PPL Energy Supply, LLC
PPL Electric Utilities Corporation
LG&E and KU Energy LLC
Louisville Gas and Electric Company
Kentucky Utilities Company

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management" in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2014, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2013 Form 10-K; and
•	Notes 6 and 10 to the Financial Statements.

Item 1A.  Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the 2013 Form 10-K.

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
Securities Purchase and Registration Rights Agreement, dated March 5, 2014, among PPL Capital Funding, Inc., PPL Corporation, and the several purchasers named in Schedule B thereto (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(a)	-
Supplemental Indenture No. 13, dated as of March 10, 2014, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(b)	-
Supplemental Indenture No. 14, dated as of March 10, 2014, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (formerly known as The Bank of New York), as Trustee (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

10(a)	-
$150,000,000 Revolving Credit Agreement, dated as of March 26, 2014, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor and The Bank of Nova Scotia, as Administrative Agent, Issuing Lender and Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2014)

10(b)	-
Twelfth Amendment, dated as of March 19, 2014, to Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC and The Bank of Nova Scotia, as Issuer and Administrative Agent (Exhibit 10.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 1, 2014)

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2014, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2014, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: May 1, 2014	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: May 1, 2014	/s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr.
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: May 1, 2014	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)