Form 10-Q
period 2014-06-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2014-07-31
CIK 922224, 55387, 60549, 1518339, 317187, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 664,381,143 shares outstanding at July 25, 2014.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 25, 2014.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 25, 2014.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 25, 2014.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

PPL WEM - PPL WEM Holdings Limited, an indirect U.K. subsidiary of PPL Global.  PPL WEM indirectly owns both WPD (East Midlands) and WPD (West Midlands).

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

COBRA - Consolidated Omnibus Budget Reconciliation Act, which provides individuals the option to temporarily continue employer group health insurance coverage after termination of employment.

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

DNO - Distribution Network Operator.

DOJ - U.S. Department of Justice.

DPCR4 - Distribution Price Control Review 4, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2010.

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

Equity Units - refers collectively to the 2011 and 2010 Equity Units.

ERCOT - the Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.

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

Green River Unit 5 - a natural gas combined-cycle unit proposed to be built in Kentucky, jointly owned by LG&E and KU, which is expected to provide additional electric generating capacity of 700MW (280 MW and 420 MW of LG&E and KU, respectively).

IBEW - International Brotherhood of Electrical Workers.

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt.  The method is applied as follows:  Interest charges (after tax) applicable to the convertible debt are added back to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares.  Both adjustments are made only for purposes of calculating diluted EPS.  This method was applied in 2013 and 2014 to PPL's Equity Units prior to settlement.

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

RCRA - Resource Conservation and Recovery Act of 1976.

RECs - renewable energy credits.

Regional Transmission Expansion Plan - PJM conducts a long-range Regional Transmission Expansion Planning process that identifies changes and additions to the grid necessary to ensure future needs are met for both the reliability and the economic performance of the grid.  Under PJM agreements, transmission owners are obligated to build transmission projects assigned to them by the PJM Board.

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

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and ultimate parent company of the entities that own the electricity generating assets to be contributed to Talen Energy other than those assets to be contributed by virtue of the spinoff of PPL Energy Supply.

RJS Power - RJS Power Holdings LLC, a Delaware limited liability company controlled by Riverstone, currently expected to hold the competitive generation assets to be contributed to Talen Energy other than those assets to be contributed by virtue of the spinoff of PPL Energy Supply.

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

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the publicly traded company and owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone.

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
•
business dispositions or acquisitions, including the PPL Energy Supply spinoff transaction with Riverstone and the anticipated formation of Talen Energy and our ability to realize expected benefits from such business transactions.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues
Utility	$1,830	$1,655	$3,992	$3,605
Unregulated wholesale energy	591	1,401	(838)	1,544
Unregulated retail energy	280	257	629	494
Energy-related businesses	173	137	314	264
Total Operating Revenues	2,874	3,450	4,097	5,907

Operating Expenses
Operation
Fuel	491	441	1,249	970
Energy purchases	351	1,051	(1,143)	1,108
Other operation and maintenance	741	698	1,438	1,374
Depreciation	312	286	617	570
Taxes, other than income	93	86	197	182
Energy-related businesses	168	130	306	252
Total Operating Expenses	2,156	2,692	2,664	4,456

Operating Income	718	758	1,433	1,451

Other Income (Expense) - net	(82)	13	(105)	135

Interest Expense	258	258	522	509

Income from Continuing Operations Before Income Taxes	378	513	806	1,077

Income Taxes	149	109	261	260

Income from Continuing Operations After Income Taxes	229	404	545	817

Income (Loss) from Discontinued Operations (net of income taxes)		1		1

Net Income Attributable to PPL Shareowners	$229	$405	$545	$818

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$229	$404	$545	$817
Income (Loss) from Discontinued Operations (net of income taxes)		1		1
Net Income	$229	$405	$545	$818

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.35	$0.68	$0.84	$1.39
Diluted	$0.34	$0.63	$0.83	$1.28
Net Income Available to PPL Common Shareowners:
Basic	$0.35	$0.68	$0.84	$1.39
Diluted	$0.34	$0.63	$0.83	$1.28

Dividends Declared Per Share of Common Stock	$0.3725	$0.3675	$0.7450	$0.7350

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	653,132	589,834	642,002	586,683
Diluted	665,792	664,615	664,927	661,263

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$229	$405	$545	$818

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of $5, ($1), $6, ($7)	(3)	(7)	128	(252)
Available-for-sale securities, net of tax of ($15), ($2), ($21), ($27)	14	2	19	25
Qualifying derivatives, net of tax of $4, ($23), $29, ($43)	(1)	24	(47)	86
Defined benefit plans:
Net actuarial gain (loss), net of tax of $2, $0, $2, $0	(2)		(2)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $0, $2, $1	(1)	(1)	(2)	(2)
Qualifying derivatives, net of tax of $5, $22, $1, $57	(5)	(36)	14	(116)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($2), ($2)	1	2	2	3
Net actuarial loss, net of tax of ($8), ($12), ($17), ($25)	28	34	55	68
Total other comprehensive income (loss) attributable to PPL
Shareowners	31	18	167	(188)

Comprehensive income (loss) attributable to PPL Shareowners	$260	$423	$712	$630

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$545	$818
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	617	570
Amortization	112	113
Defined benefit plans - expense	59	91
Deferred income taxes and investment tax credits	133	291
Unrealized (gains) losses on derivatives, and other hedging activities	301	(11)
Adjustment to WPD line loss accrual	65	24
Other	51	26
Change in current assets and current liabilities
Accounts receivable	(73)	(189)
Accounts payable	(99)	(75)
Unbilled revenues	161	144
Fuel, materials and supplies	52	29
Prepayments	(35)	(64)
Counterparty collateral	(15)	(61)
Taxes payable	51	128
Uncertain tax positions		(98)
Accrued interest	(107)	(119)
Other	(82)	(142)
Other operating activities
Defined benefit plans - funding	(218)	(468)
Other assets	1	(64)
Other liabilities	64	4
Net cash provided by operating activities	1,583	947
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,854)	(1,797)
Expenditures for intangible assets	(48)	(40)
Purchases of nuclear plant decommissioning trust investments	(73)	(66)
Proceeds from the sale of nuclear plant decommissioning trust investments	65	59
Proceeds from the receipt of grants	56	4
Net (increase) decrease in restricted cash and cash equivalents	(251)	(17)
Other investing activities	2	23
Net cash provided by (used in) investing activities	(2,103)	(1,834)
Cash Flows from Financing Activities
Issuance of long-term debt	296	450
Retirement of long-term debt	(239)	(9)
Repurchase of common stock		(28)
Issuance of common stock	1,017	259
Payment of common stock dividends	(470)	(426)
Contract adjustment payments	(21)	(48)
Net increase (decrease) in short-term debt	107	563
Other financing activities	(19)	(51)
Net cash provided by (used in) financing activities	671	710
Effect of Exchange Rates on Cash and Cash Equivalents	16	(13)
Net Increase (Decrease) in Cash and Cash Equivalents	167	(190)
Cash and Cash Equivalents at Beginning of Period	1,102	901
Cash and Cash Equivalents at End of Period	$1,269	$711

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$1,269	$1,102
Restricted cash and cash equivalents	332	83
Accounts receivable (less reserve: 2014, $47; 2013, $64)
Customer	981	923
Other	115	97
Unbilled revenues	680	835
Fuel, materials and supplies	651	702
Prepayments	160	153
Deferred income taxes	317	246
Price risk management assets	954	942
Regulatory assets	29	33
Other current assets	49	37
Total Current Assets	5,537	5,153

Investments
Nuclear plant decommissioning trust funds	911	864
Other investments	39	43
Total Investments	950	907

Property, Plant and Equipment
Regulated utility plant	29,473	27,755
Less: accumulated depreciation - regulated utility plant	5,291	4,873
Regulated utility plant, net	24,182	22,882
Non-regulated property, plant and equipment
Generation	11,858	11,881
Nuclear fuel	624	591
Other	864	834
Less: accumulated depreciation - non-regulated property, plant and equipment	6,294	6,172
Non-regulated property, plant and equipment, net	7,052	7,134
Construction work in progress	3,197	3,071
Property, Plant and Equipment, net	34,431	33,087

Other Noncurrent Assets
Regulatory assets	1,242	1,246
Goodwill	4,301	4,225
Other intangibles	952	947
Price risk management assets	423	337
Other noncurrent assets	357	357
Total Other Noncurrent Assets	7,275	7,112

Total Assets	$48,193	$46,259

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$808	$701
Long-term debt due within one year	304	315
Accounts payable	1,178	1,308
Taxes	124	114
Interest	223	325
Dividends	248	232
Price risk management liabilities	1,259	829
Regulatory liabilities	82	90
Other current liabilities	930	998
Total Current Liabilities	5,156	4,912

Long-term Debt	20,819	20,592

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,261	3,928
Investment tax credits	278	342
Price risk management liabilities	498	415
Accrued pension obligations	1,080	1,286
Asset retirement obligations	712	687
Regulatory liabilities	1,026	1,048
Other deferred credits and noncurrent liabilities	628	583
Total Deferred Credits and Other Noncurrent Liabilities	8,483	8,289

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	6
Additional paid-in capital	9,358	8,316
Earnings reinvested	5,768	5,709
Accumulated other comprehensive loss	(1,398)	(1,565)
Total Equity	13,735	12,466

Total Liabilities and Equity	$48,193	$46,259

(a)	780,000 shares authorized; 664,018 and 630,321 shares issued and outstanding at June 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

March 31, 2014	631,417	$6	$8,352	$5,788	$(1,429)		$12,717
Common stock issued (b)	32,601	1	997				998
Stock-based compensation (c)			9				9
Net income				229			229
Dividends and dividend
equivalents (d)				(249)			(249)
Other comprehensive
income (loss)					31		31
June 30, 2014	664,018	$7	$9,358	$5,768	$(1,398)		$13,735

December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)		$12,466
Common stock issued (b)	33,697	1	1,027				1,028
Stock-based compensation (c)			15				15
Net income				545			545
Dividends and dividend
equivalents (d)				(486)			(486)
Other comprehensive
income (loss)					167		167
June 30, 2014	664,018	$7	$9,358	$5,768	$(1,398)		$13,735

March 31, 2013	583,214	$6	$6,988	$5,676	$(2,146)	$18	$10,542
Common stock issued (b)	9,338		245				245
Common stock repurchased	(930)		(28)				(28)
Cash settlement of equity forward
agreements			(13)				(13)
Stock-based compensation (c)			3				3
Net income				405			405
Dividends and dividend
equivalents (d)				(218)			(218)
Other comprehensive
income (loss)					18		18
June 30, 2013	591,622	$6	$7,195	$5,863	$(2,128)	$18	$10,954

December 31, 2012	581,944	$6	$6,936	$5,478	$(1,940)	$18	$10,498
Common stock issued (b)	10,608		282				282
Common stock repurchased	(930)		(28)				(28)
Cash settlement of equity forward
agreements			(13)				(13)
Stock-based compensation (c)			18				18
Net income				818			818
Dividends and dividend
equivalents (d)				(433)			(433)
Other comprehensive
income (loss)					(188)		(188)
June 30, 2013	591,622	$6	$7,195	$5,863	$(2,128)	$18	$10,954

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.
(b)
Each period includes shares of common stock issued through various stock and incentive compensation plans.  The 2014 periods include the May issuance of shares of common stock to settle the 2011 Purchase Contracts.  See Note 7 for additional information.  The 2013 periods include the April issuance of shares of common stock to settle the forward sales agreements.

(c)
The three and six months ended June 30, 2014 include $12 million and $39 million and the three and six months ended June 30, 2013 include $8 million and $36 million of stock-based compensation expense related to new and existing unvested equity awards.  The three and six months ended June 30, 2014 include $(3) million and $(24) million and the three and six months ended June 30, 2013 include $(5) million and $(18) million related primarily to the reclassification from "Stock-based compensation" to "Common stock issued" for the issuance of common stock after applicable equity award vesting periods and tax adjustments related to stock-based compensation.

(d)	Includes dividends and dividend equivalents on PPL common stock and restricted stock units.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues
Unregulated wholesale energy	$591	$1,401	$(838)	$1,544
Unregulated wholesale energy to affiliate	21	12	48	26
Unregulated retail energy	281	257	632	495
Energy-related businesses	155	122	280	235
Total Operating Revenues	1,048	1,792	122	2,300

Operating Expenses
Operation
Fuel	259	224	741	522
Energy purchases	203	898	(1,601)	699
Other operation and maintenance	296	270	554	505
Depreciation	82	79	162	157
Taxes, other than income	16	16	37	33
Energy-related businesses	155	118	279	228
Total Operating Expenses	1,011	1,605	172	2,144

Operating Income (Loss)	37	187	(50)	156

Other Income (Expense) - net	8	12	14	16

Interest Expense	35	46	69	92

Income (Loss) Before Income Taxes	10	153	(105)	80

Income Taxes	(3)	67	(52)	32

Net Income (Loss) Attributable to PPL Energy Supply Member	$13	$86	$(53)	$48

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$13	$86	$(53)	$48

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Available-for-sale securities, net of tax of ($15), ($2), ($21), ($27)	14	2	19	25
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $0, $2, $1	(1)	(1)	(2)	(2)
Qualifying derivatives, net of tax of $5, $23, $9, $44	(8)	(37)	(13)	(67)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, ($1), ($1)		1	1	2
Net actuarial loss, net of tax of ($1), ($3), ($2), ($5)	2	4	3	8
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	7	(31)	8	(34)

Comprehensive income (loss) attributable to PPL Energy
Supply Member	$20	$55	$(45)	$14

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(53)	$48
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	162	157
Amortization	77	71
Defined benefit plans - expense	32	26
Deferred income taxes and investment tax credits	(120)	98
Impairment of assets	18
Unrealized (gains) losses on derivatives, and other hedging activities	232	91
Other	10	5
Change in current assets and current liabilities
Accounts receivable	25	6
Accounts payable	(55)	(62)
Unbilled revenues	67	96
Prepayments	(16)	(67)
Counterparty collateral	(15)	(61)
Price risk management assets and liabilities	(33)	(2)
Other	(20)	(15)
Other operating activities
Defined benefit plans - funding	(32)	(106)
Other assets	(1)	(38)
Other liabilities	12	(20)
Net cash provided by operating activities	290	227
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(176)	(241)
Expenditures for intangible assets	(24)	(23)
Purchases of nuclear plant decommissioning trust investments	(73)	(66)
Proceeds from the sale of nuclear plant decommissioning trust investments	65	59
Proceeds from the receipt of grants	56	3
Net (increase) decrease in restricted cash and cash equivalents	(258)	(24)
Other investing activities	7	10
Net cash provided by (used in) investing activities	(403)	(282)
Cash Flows from Financing Activities
Contributions from member	730	105
Distributions to member	(914)	(408)
Net increase (decrease) in short-term debt	324	219
Other financing activities	(2)	(9)
Net cash provided by (used in) financing activities	138	(93)
Net Increase (Decrease) in Cash and Cash Equivalents	25	(148)
Cash and Cash Equivalents at Beginning of Period	239	413
Cash and Cash Equivalents at End of Period	$264	$265

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$264	$239
Restricted cash and cash equivalents	326	68
Accounts receivable (less reserve: 2014, $2; 2013, $21)
Customer	206	233
Other	102	97
Accounts receivable from affiliates	42	45
Unbilled revenues	219	286
Fuel, materials and supplies	349	358
Prepayments	36	20
Deferred income taxes	105
Price risk management assets	954	860
Other current assets	31	27
Total Current Assets	2,634	2,233

Investments
Nuclear plant decommissioning trust funds	911	864
Other investments	34	37
Total Investments	945	901

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,866	11,891
Nuclear fuel	624	591
Other	291	288
Less: accumulated depreciation - non-regulated property, plant and equipment	6,139	6,046
Non-regulated property, plant and equipment, net	6,642	6,724
Construction work in progress	386	450
Property, Plant and Equipment, net	7,028	7,174

Other Noncurrent Assets
Goodwill	86	86
Other intangibles	267	266
Price risk management assets	420	328
Other noncurrent assets	79	86
Total Other Noncurrent Assets	852	766

Total Assets	$11,459	$11,074
The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$324
Long-term debt due within one year	304	$304
Accounts payable	309	393
Accounts payable to affiliates	2	4
Taxes	30	31
Interest	22	22
Price risk management liabilities	1,133	750
Other current liabilities	229	278
Total Current Liabilities	2,353	1,782

Long-term Debt	2,219	2,221

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,183	1,114
Investment tax credits	144	205
Price risk management liabilities	347	320
Accrued pension obligations	104	111
Asset retirement obligations	406	393
Other deferred credits and noncurrent liabilities	134	130
Total Deferred Credits and Other Noncurrent Liabilities	2,318	2,273

Commitments and Contingent Liabilities (Note 10)

Member's Equity	4,569	4,798

Total Liabilities and Equity	$11,459	$11,074

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

March 31, 2014	$4,079		$4,079
Net income (loss)	13		13
Other comprehensive income (loss)	7		7
Contributions from member	730		730
Distributions	(260)		(260)
June 30, 2014	$4,569		$4,569

December 31, 2013	$4,798		$4,798
Net income (loss)	(53)		(53)
Other comprehensive income (loss)	8		8
Contributions from member	730		730
Distributions	(914)		(914)
June 30, 2014	$4,569		$4,569

March 31, 2013	$3,476	$18	$3,494
Net income	86		86
Other comprehensive income (loss)	(31)		(31)
Contributions from member	105		105
Distributions	(95)		(95)
June 30, 2013	$3,541	$18	$3,559

December 31, 2012	$3,830	$18	$3,848
Net income	48		48
Other comprehensive income (loss)	(34)		(34)
Contributions from member	105		105
Distributions	(408)		(408)
June 30, 2013	$3,541	$18	$3,559

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating Revenues	$449	$414	$1,041	$927

Operating Expenses
Operation
Energy purchases	114	120	303	292
Energy purchases from affiliate	21	12	48	26
Other operation and maintenance	135	124	269	257
Depreciation	45	44	90	87
Taxes, other than income	23	22	55	52
Total Operating Expenses	338	322	765	714

Operating Income	111	92	276	213

Other Income (Expense) - net	1	2	3	3

Interest Expense	29	25	58	50

Income Before Income Taxes	83	69	221	166

Income Taxes	31	24	84	57

Net Income (a)	$52	$45	$137	$109

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$137	$109
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	90	87
Amortization	9	10
Defined benefit plans - expense	11	10
Deferred income taxes and investment tax credits	44	81
Other	(17)	(5)
Change in current assets and current liabilities
Accounts receivable	(80)	(56)
Accounts payable	(33)	(37)
Unbilled revenues	34	36
Prepayments	(40)	(18)
Taxes payable	8	18
Other	2	(38)
Other operating activities
Defined benefit plans - funding	(19)	(88)
Other assets	5
Other liabilities	(3)	6
Net cash provided by operating activities	148	115

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(436)	(451)
Expenditures for intangible assets	(22)	(13)
Net (increase) decrease in notes receivable from affiliates	150
Other investing activities	13	9
Net cash provided by (used in) investing activities	(295)	(455)

Cash Flows from Financing Activities
Issuance of long-term debt	296
Retirement of long-term debt	(10)
Contributions from parent	95	205
Payment of common stock dividends to parent	(87)	(66)
Net increase (decrease) in short-term debt	(20)	85
Other financing activities	(3)
Net cash provided by (used in) financing activities	271	224

Net Increase (Decrease) in Cash and Cash Equivalents	124	(116)
Cash and Cash Equivalents at Beginning of Period	25	140
Cash and Cash Equivalents at End of Period	$149	$24

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$149	$25
Accounts receivable (less reserve: 2014, $17; 2013, $18)
Customer	361	284
Other	8	5
Accounts receivable from affiliates	4	4
Notes receivable from affiliate		150
Unbilled revenues	82	116
Materials and supplies	35	35
Prepayments	51	40
Deferred income taxes	84	85
Other current assets	13	22
Total Current Assets	787	766

Property, Plant and Equipment
Regulated utility plant	7,168	6,886
Less: accumulated depreciation - regulated utility plant	2,488	2,417
Regulated utility plant, net	4,680	4,469
Other, net	2	2
Construction work in progress	744	591
Property, Plant and Equipment, net	5,426	5,062

Other Noncurrent Assets
Regulatory assets	771	772
Intangibles	233	211
Other noncurrent assets	35	35
Total Other Noncurrent Assets	1,039	1,018

Total Assets	$7,252	$6,846

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt		$20
Long term debt due within one year		10
Accounts payable	$292	295
Accounts payable to affiliates	50	57
Taxes	15	51
Interest	34	34
Regulatory liabilities	72	76
Other current liabilities	75	82
Total Current Liabilities	538	625

Long-term Debt	2,602	2,305

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,463	1,399
Accrued pension obligations	85	96
Regulatory liabilities	12	15
Other deferred credits and noncurrent liabilities	58	57
Total Deferred Credits and Other Noncurrent Liabilities	1,618	1,567

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,435	1,340
Earnings reinvested	695	645
Total Equity	2,494	2,349

Total Liabilities and Equity	$7,252	$6,846

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

March 31, 2014	66,368	$364	$1,405	$698	$2,467
Net income				52	52
Capital contributions from PPL			30		30
Cash dividends declared on common stock				(55)	(55)
June 30, 2014	66,368	$364	$1,435	$695	$2,494

December 31, 2013	66,368	$364	$1,340	$645	$2,349
Net income				137	137
Capital contributions from PPL			95		95
Cash dividends declared on common stock				(87)	(87)
June 30, 2014	66,368	$364	$1,435	$695	$2,494

March 31, 2013	66,368	$364	$1,195	$602	$2,161
Net income				45	45
Capital contributions from PPL			145		145
Cash dividends declared on common stock				(41)	(41)
June 30, 2013	66,368	$364	$1,340	$606	$2,310

December 31, 2012	66,368	$364	$1,135	$563	$2,062
Net income				109	109
Capital contributions from PPL			205		205
Cash dividends declared on common stock				(66)	(66)
June 30, 2013	66,368	$364	$1,340	$606	$2,310

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Operating Revenues	$722	$682	$1,656	$1,482

Operating Expenses
Operation
Fuel	231	216	508	447
Energy purchases	36	37	160	123
Other operation and maintenance	206	197	412	394
Depreciation	87	83	173	165
Taxes, other than income	13	12	26	24
Total Operating Expenses	573	545	1,279	1,153

Operating Income	149	137	377	329

Other Income (Expense) - net	(2)		(4)	(2)

Interest Expense	41	36	83	73

Interest Expense with Affiliate		1		1

Income from Continuing Operations Before Income Taxes	106	100	290	253

Income Taxes	41	37	110	94

Income from Continuing Operations After Income Taxes	65	63	180	159

Income (Loss) from Discontinued Operations (net of income taxes)		1		1

Net Income (a)	$65	$64	$180	$160

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$180	$160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	173	165
Amortization	12	14
Defined benefit plans - expense	12	27
Deferred income taxes and investment tax credits	149	95
Other	1	(6)
Change in current assets and current liabilities
Accounts receivable	(24)	(62)
Accounts payable	(5)	36
Accounts payable to affiliates	(2)
Unbilled revenues	27	(2)
Fuel, materials and supplies	43	25
Taxes payable	(10)
Other	1	2
Other operating activities
Defined benefit plans - funding	(40)	(156)
Other assets	(3)	(3)
Other liabilities	2	2
Net cash provided by operating activities	516	297
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(556)	(579)
Net (increase) decrease in notes receivable from affiliates	54
Net (increase) decrease in restricted cash and cash equivalents	1	10
Other investing activities		1
Net cash provided by (used in) investing activities	(501)	(568)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates		47
Net increase (decrease) in short-term debt	75	127
Distributions to member	(221)	(69)
Contributions from member	119	146
Net cash provided by (used in) financing activities	(27)	251
Net Increase (Decrease) in Cash and Cash Equivalents	(12)	(20)
Cash and Cash Equivalents at Beginning of Period	35	43
Cash and Cash Equivalents at End of Period	$23	$23

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$23	$35
Accounts receivable (less reserve: 2014, $26; 2013, $22)
Customer	238	224
Other	23	20
Unbilled revenues	153	180
Fuel, materials and supplies	235	278
Prepayments	27	21
Notes receivable from affiliates	16	70
Deferred income taxes	108	159
Regulatory assets	27	27
Other current assets	4	3
Total Current Assets	854	1,017

Property, Plant and Equipment
Regulated utility plant	9,036	8,526
Less: accumulated depreciation - regulated utility plant	922	778
Regulated utility plant, net	8,114	7,748
Other, net	3	3
Construction work in progress	1,809	1,793
Property, Plant and Equipment, net	9,926	9,544

Other Noncurrent Assets
Regulatory assets	471	474
Goodwill	996	996
Other intangibles	197	221
Other noncurrent assets	101	98
Total Other Noncurrent Assets	1,765	1,789

Total Assets	$12,545	$12,350

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$320	$245
Accounts payable	335	346
Accounts payable to affiliates	1	3
Customer deposits	50	50
Taxes	29	39
Price risk management liabilities	4	4
Regulatory liabilities	10	14
Interest	23	23
Other current liabilities	121	111
Total Current Liabilities	893	835

Long-term Debt	4,566	4,565

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,065	965
Investment tax credits	133	135
Accrued pension obligations	114	152
Asset retirement obligations	255	245
Regulatory liabilities	1,014	1,033
Price risk management liabilities	38	32
Other deferred credits and noncurrent liabilities	242	238
Total Deferred Credits and Other Noncurrent Liabilities	2,861	2,800

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,225	4,150

Total Liabilities and Equity	$12,545	$12,350

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

March 31, 2014	$4,200
Net income	65
Contributions from member	79
Distributions to member	(117)
Other comprehensive income (loss)	(2)
June 30, 2014	$4,225

December 31, 2013	$4,150
Net income	180
Contributions from member	119
Distributions to member	(221)
Other comprehensive income (loss)	(3)
June 30, 2014	$4,225

March 31, 2013	$3,952
Net income	64
Contributions from member	71
Distributions to member	(65)
June 30, 2013	$4,022

December 31, 2012	$3,786
Net income	160
Contributions from member	146
Distributions to member	(69)
Other comprehensive income (loss)	(1)
June 30, 2013	$4,022

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues
Retail and wholesale	$320	$302	$762	$671
Electric revenue from affiliate	24	14	61	35
Total Operating Revenues	344	316	823	706

Operating Expenses
Operation
Fuel	104	88	221	184
Energy purchases	29	31	147	111
Energy purchases from affiliate	2	3	8	4
Other operation and maintenance	94	94	192	185
Depreciation	39	37	77	73
Taxes, other than income	7	6	13	12
Total Operating Expenses	275	259	658	569

Operating Income	69	57	165	137

Other Income (Expense) - net	(1)	(1)	(3)	(2)

Interest Expense	12	10	24	20

Income Before Income Taxes	56	46	138	115

Income Taxes	21	17	51	42

Net Income (a)	$35	$29	$87	$73

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$87	$73
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	77	73
Amortization	6	6
Defined benefit plans - expense	5	9
Deferred income taxes and investment tax credits	20	21
Other	(4)
Change in current assets and current liabilities
Accounts receivable	(25)	(9)
Accounts payable	(5)	13
Accounts payable to affiliates	(4)	(2)
Unbilled revenues	19	2
Fuel, materials and supplies	44	25
Taxes payable	2	12
Other	(4)	6
Other operating activities
Defined benefit plans - funding	(10)	(44)
Other assets	(2)	(1)
Other liabilities	(4)	2
Net cash provided by operating activities	202	186
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(249)	(236)
Net (increase) decrease in restricted cash and cash equivalents	1	10
Net cash provided by (used in) investing activities	(248)	(226)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	50	25
Payment of common stock dividends to parent	(60)	(48)
Contributions from parent	53	54
Net cash provided by (used in) financing activities	43	31
Net Increase (Decrease) in Cash and Cash Equivalents	(3)	(9)
Cash and Cash Equivalents at Beginning of Period	8	22
Cash and Cash Equivalents at End of Period	$5	$13

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$5	$8
Accounts receivable (less reserve: 2014, $2; 2013, $2)
Customer	102	102
Other	14	9
Unbilled revenues	66	85
Accounts receivable from affiliates	17
Fuel, materials and supplies	110	154
Prepayments	9	7
Regulatory assets	24	17
Other current assets	3	3
Total Current Assets	350	385

Property, Plant and Equipment
Regulated utility plant	3,564	3,383
Less: accumulated depreciation - regulated utility plant	397	332
Regulated utility plant, net	3,167	3,051
Construction work in progress	750	651
Property, Plant and Equipment, net	3,917	3,702

Other Noncurrent Assets
Regulatory assets	306	303
Goodwill	389	389
Other intangibles	108	120
Other noncurrent assets	35	35
Total Other Noncurrent Assets	838	847

Total Assets	$5,105	$4,934

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$70	$20
Accounts payable	200	166
Accounts payable to affiliates	20	24
Customer deposits	24	24
Taxes	13	11
Price risk management liabilities	4	4
Regulatory liabilities	9	9
Interest	6	6
Other current liabilities	30	32
Total Current Liabilities	376	296

Long-term Debt	1,353	1,353

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	603	582
Investment tax credits	37	38
Accrued pension obligations	10	19
Asset retirement obligations	70	68
Regulatory liabilities	472	482
Price risk management liabilities	38	32
Other deferred credits and noncurrent liabilities	106	104
Total Deferred Credits and Other Noncurrent Liabilities	1,336	1,325

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,417	1,364
Earnings reinvested	199	172
Total Equity	2,040	1,960

Total Liabilities and Equity	$5,105	$4,934

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

March 31, 2014	21,294	$424	$1,364	$197	$1,985
Net income				35	35
Capital contributions from LKE			53		53
Cash dividends declared on common stock				(33)	(33)
June 30, 2014	21,294	$424	$1,417	$199	$2,040

December 31, 2013	21,294	$424	$1,364	$172	$1,960
Net income				87	87
Capital contributions from LKE			53		53
Cash dividends declared on common stock				(60)	(60)
June 30, 2014	21,294	$424	$1,417	$199	$2,040

March 31, 2013	21,294	$424	$1,303	$133	$1,860
Net income				29	29
Capital contributions from LKE			29		29
Cash dividends declared on common stock				(29)	(29)
June 30, 2013	21,294	$424	$1,332	$133	$1,889

December 31, 2012	21,294	$424	$1,278	$108	$1,810
Net income				73	73
Capital contributions from LKE			54		54
Cash dividends declared on common stock				(48)	(48)
June 30, 2013	21,294	$424	$1,332	$133	$1,889
(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenues
Retail and wholesale	$402	$380	$894	$811
Electric revenue from affiliate	2	3	8	4
Total Operating Revenues	404	383	902	815

Operating Expenses
Operation
Fuel	127	128	287	263
Energy purchases	7	6	13	12
Energy purchases from affiliate	24	14	61	35
Other operation and maintenance	107	98	205	195
Depreciation	47	46	95	92
Taxes, other than income	6	6	13	12
Total Operating Expenses	318	298	674	609

Operating Income	86	85	228	206

Other Income (Expense) - net		2		1

Interest Expense	20	17	39	34

Income Before Income Taxes	66	70	189	173

Income Taxes	26	26	72	65

Net Income (a)	$40	$44	$117	$108

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$117	$108
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	95	92
Amortization	4	7
Defined benefit plans - expense	2	12
Deferred income taxes and investment tax credits	89	72
Other	5	(2)
Change in current assets and current liabilities
Accounts receivable	(44)	(39)
Accounts payable	10	33
Accounts payable to affiliates	13	(7)
Unbilled revenues	8	(4)
Fuel, materials and supplies	(1)
Taxes payable	(19)	(10)
Other	16	5
Other operating activities
Defined benefit plans - funding	(3)	(61)
Other assets	(1)	(3)
Other liabilities	6	(13)
Net cash provided by operating activities	297	190
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(305)	(341)
Other investing activities		1
Net cash provided by (used in) investing activities	(305)	(340)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	25	102
Payment of common stock dividends to parent	(86)	(55)
Contributions from parent	66	92
Net cash provided by (used in) financing activities	5	139
Net Increase (Decrease) in Cash and Cash Equivalents	(3)	(11)
Cash and Cash Equivalents at Beginning of Period	21	21
Cash and Cash Equivalents at End of Period	$18	$10

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$18	$21
Accounts receivable (less reserve: 2014, $4; 2013, $4)
Customer	136	122
Other	34	9
Unbilled revenues	87	95
Fuel, materials and supplies	125	124
Prepayments	8	4
Regulatory assets	3	10
Other current assets	5	6
Total Current Assets	416	391

Property, Plant and Equipment
Regulated utility plant	5,472	5,143
Less: accumulated depreciation - regulated utility plant	525	446
Regulated utility plant, net	4,947	4,697
Other, net	1	1
Construction work in progress	1,055	1,139
Property, Plant and Equipment, net	6,003	5,837

Other Noncurrent Assets
Regulatory assets	165	171
Goodwill	607	607
Other intangibles	89	101
Other noncurrent assets	59	56
Total Other Noncurrent Assets	920	935

Total Assets	$7,339	$7,163

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$175	$150
Accounts payable	125	159
Accounts payable to affiliates	38	25
Customer deposits	26	26
Taxes	14	33
Regulatory liabilities	1	5
Interest	11	11
Other current liabilities	58	36
Total Current Liabilities	448	445

Long-term Debt	2,091	2,091

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	747	658
Investment tax credits	96	97
Accrued pension obligations	2	11
Asset retirement obligations	185	177
Regulatory liabilities	542	551
Other deferred credits and noncurrent liabilities	88	89
Total Deferred Credits and Other Noncurrent Liabilities	1,660	1,583

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,571	2,505
Accumulated other comprehensive income (loss)		1
Earnings reinvested	261	230
Total Equity	3,140	3,044

Total Liabilities and Equity	$7,339	$7,163

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

March 31, 2014	37,818	$308	$2,545	$270		$3,123
Net income				40		40
Capital contributions from LKE			26			26
Cash dividends declared on common stock				(49)		(49)
June 30, 2014	37,818	$308	$2,571	$261		$3,140

December 31, 2013	37,818	$308	$2,505	$230	$1	$3,044
Net income				117		117
Capital contributions from LKE			66			66
Cash dividends declared on common stock				(86)		(86)
Other comprehensive income (loss)					(1)	(1)
June 30, 2014	37,818	$308	$2,571	$261	$	$3,140

March 31, 2013	37,818	$308	$2,398	$177	$1	$2,884
Net income				44		44
Capital contributions from LKE			42			42
Cash dividends declared on common stock				(42)		(42)
June 30, 2013	37,818	$308	$2,440	$179	$1	$2,928

December 31, 2012	37,818	$308	$2,348	$126	$1	$2,783
Net income				108		108
Capital contributions from LKE			92			92
Cash dividends declared on common stock				(55)		(55)
June 30, 2013	37,818	$308	$2,440	$179	$1	$2,928

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2013 is derived from that Registrant's 2013 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2013 Form 10-K.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2014 financial statements.

2.  Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2013 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program designed to facilitate competitive markets for electricity in Pennsylvania, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During the three and six months ended June 30, 2014, PPL Electric purchased $253 million and $614 million of accounts receivable from unaffiliated third parties and $79 million and $184 million from PPL EnergyPlus.  During the three and six months ended June 30, 2013, PPL Electric purchased $220 million and $479 million of accounts receivable from unaffiliated third parties and $70 million and $147 million from PPL EnergyPlus.

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

In June 2014, PPL and PPL Energy Supply, which primarily represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded, independent power producer named Talen Energy.  Upon completion of this transaction, PPL will no longer have a Supply segment.  See Note 8 for additional information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are:

	Three Months		Six Months
	2014	2013	2014	2013
Income Statement Data
Revenues from external customers
U.K. Regulated	$672	$572	$1,320	$1,220
Kentucky Regulated	722	682	1,656	1,482
Pennsylvania Regulated	448	413	1,039	925
Supply (a)	1,027	1,780	74	2,274
Corporate and Other	5	3	8	6
Total	$2,874	$3,450	$4,097	$5,907

Intersegment electric revenues
Supply	$21	$12	$48	$26

Net Income Attributable to PPL Shareowners
U.K. Regulated (a)	$187	$245	$393	$558
Kentucky Regulated	58	49	165	134
Pennsylvania Regulated	52	45	137	109
Supply (a)	5	77	(70)	31
Corporate and Other (c)	(73)	(11)	(80)	(14)
Total	$229	$405	$545	$818

	June 30,	December 31,
	2014	2013
Balance Sheet Data
Assets
U.K. Regulated	$16,496	$15,895
Kentucky Regulated	12,211	12,016
Pennsylvania Regulated	7,252	6,846
Supply	11,793	11,408
Corporate and Other (b)	441	94
Total assets	$48,193	$46,259

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.
(c)	2014 includes certain costs related to the anticipated spinoff of PPL Energy Supply, including deferred income tax expense and third party costs. See Note 8 for additional information.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months			Six Months
	2014		2013	2014		2013
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL
shareowners		$229	$404		$545	$817
Less amounts allocated to participating securities		1	2		3	4
Income from continuing operations after income taxes available to PPL
common shareowners - Basic		228	402		542	813
Plus interest charges (net of tax) related to Equity Units (a)			15		9	30
Income from continuing operations after income taxes available to PPL
common shareowners - Diluted		$228	$417		$551	$843

Income (loss) from discontinued operations (net of income taxes) available
to PPL common shareowners - Basic and Diluted	$		$1	$		$1

Net income attributable to PPL shareowners		$229	$405		$545	$818
Less amounts allocated to participating securities		1	2		3	4
Net income available to PPL common shareowners - Basic		228	403		542	814
Plus interest charges (net of tax) related to Equity Units (a)			15		9	30
Net income available to PPL common shareowners - Diluted		$228	$418		$551	$844

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS		653,132	589,834		642,002	586,683
Add incremental non-participating securities:
Share-based payment awards		2,100	1,133		1,806	971
Equity Units (a)		10,560	73,388		21,119	72,689
Forward sale agreements			260			920
Weighted-average shares - Diluted EPS		665,792	664,615		664,927	661,263

Basic EPS
Net Income Available to PPL common shareowners		$0.35	$0.68		$0.84	$1.39

Diluted EPS
Net Income Available to PPL common shareowners		$0.34	$0.63		$0.83	$1.28

(a)
The If-Converted Method was applied to the Equity Units prior to settlement.  See Note 7 for additional information on the 2011 Equity Units, including the issuance of PPL common stock on May 1, 2014 to settle the 2011 Purchase Contracts.

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows (in thousands):

	Three Months		Six Months
	2014	2013	2014	2013

Stock-based compensation plans (a)	922	938	2,018	1,384
ESOP				275
DRIP				549

(a)	Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2014	2013	2014	2013

Stock options	790	2,192	2,060	5,486
Performance units	1	5	1	108
Restricted stock units			61	58

5.  Income Taxes

Reconciliations of income taxes for the periods ended June 30 are:

(PPL)

	Three Months		Six Months
	2014	2013	2014	2013

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$132	$180	$282	$377
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	(7)	14	(5)	17
State valuation allowance adjustments (a)	46		46
Impact of lower U.K. income tax rates	(31)	(25)	(76)	(63)
U.S. income tax on foreign earnings - net of foreign tax credit (b)	10	(7)	21	(5)
Federal and state tax reserve adjustments (c)		(39)		(40)
Federal income tax credits	(1)	(2)	(2)	(5)
Amortization of investment tax credit	(1)	(2)	(3)	(5)
Depreciation not normalized	(2)	(1)	(4)	(4)
State deferred tax rate change	3		3
Other		(9)	(1)	(12)
Total increase (decrease)	17	(71)	(21)	(117)
Total income taxes	$149	$109	$261	$260

(a)
As a result of the spinoff announcement, PPL recorded deferred income tax expense during the three and six months ended June 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.  See Note 8 for additional information on the anticipated spinoff.

(b)	During the three and six months ended June 30, 2014, PPL recorded income tax expense primarily attributable to the expected taxable amount of cash repatriation in 2014.

During the three and six months ended June 30, 2013, PPL recorded a $14 million increase to income tax expense primarily attributable to a revision in the expected taxable amount of cash repatriation in 2013 offset by a $19 million income tax benefit associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on amended 2010 U.S. tax returns.
(c)
In 1997, the U.K. imposed a Windfall Profits Tax (WPT) on privatized utilities, including WPD.  PPL filed its tax returns for years subsequent to its 1997 and 1998 claims for refund on the basis that the U.K. WPT was creditable.  In September 2010, the U.S. Tax Court (Tax Court) ruled in PPL's favor in a dispute with the IRS, concluding that the U.K. WPT is a creditable tax for U.S. tax purposes.  In January 2011, the IRS appealed the Tax Court's decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit).  In December 2011, the Third Circuit issued its opinion reversing the Tax Court's decision, holding that the U.K. WPT is not a creditable tax.  As a result of the Third Circuit's adverse determination, PPL recorded a $39 million expense in 2011.  In June 2012, the U.S. Court of Appeals for the Fifth Circuit issued a contrary opinion in an identical case involving another company.  In July 2012, PPL filed a petition for a writ of certiorari seeking U.S. Supreme Court review of the Third Circuit's opinion.  The Supreme Court granted PPL's petition and oral argument was held in February 2013.  In May 2013, the Supreme Court reversed the Third Circuit's opinion and ruled that the WPT is a creditable tax.  As a result of the Supreme Court ruling, PPL recorded a tax benefit of $44 million during the three and six months ended June 30, 2013, of which $19 million relates to interest.

(PPL Energy Supply)

	Three Months		Six Months
	2014	2013	2014	2013
Federal income tax on Income (Loss) Before Income Taxes at statutory
tax rate - 35%	$4	$54	$(37)	$28
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	(9)	9	(18)	3
Federal and state tax reserve adjustments	1	7	1	6
Federal income tax credits			(1)	(3)
State deferred tax rate change	3		3
Other	(2)	(3)		(2)
Total increase (decrease)	(7)	13	(15)	4
Total income taxes	$(3)	$67	$(52)	$32

(a)
During the second quarter of 2014, PPL Energy Supply recorded a $9 million credit to income tax expense, comprised of a $4 million credit to income tax expense recorded in 2013 and a $5 million credit related to an adjustment to the annual estimated effective income tax rate utilized to calculate income tax expense for the three months ended March 31, 2014.  The adjustment to the annual estimated effective income tax rate had no impact on income tax expense for the six months ended June 30, 2014.  The adjustment related to 2013 is not material to previously-issued financial statements and is not expected to be material to the full year results for 2014.

(PPL Electric)

	Three Months		Six Months
	2014	2013	2014	2013

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$29	$24	$77	$58
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	12	8
Federal and state tax reserve adjustments	(1)	(2)	(1)	(4)
Depreciation not normalized	(1)	(1)	(3)	(4)
Other			(1)	(1)
Total increase (decrease)	2		7	(1)
Total income taxes	$31	$24	$84	$57

(LKE)

	Three Months		Six Months
	2014	2013	2014	2013

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$37	$35	$102	$89
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	10	8
Other		(1)	(2)	(3)
Total increase (decrease)	4	2	8	5
Total income taxes from continuing operations	$41	$37	$110	$94

(LG&E)

	Three Months		Six Months
	2014	2013	2014	2013

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$20	$16	$48	$40
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	1	5	4
Other	(1)		(2)	(2)
Total increase (decrease)	1	1	3	2
Total income taxes	$21	$17	$51	$42

(KU)

	Three Months		Six Months
	2014	2013	2014	2013

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$23	$25	$66	$61
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	7	6
Other	1	(1)	(1)	(2)
Total increase (decrease)	3	1	6	4
Total income taxes	$26	$26	$72	$65

6.  Utility Rate Regulation

(All Registrants except PPL Energy Supply)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery	$1	$7
Gas supply clause	20	10
Fuel adjustment clause		2
Demand side management	3	8
Other	5	6	$2	$6
Total current regulatory assets	$29	$33	$2	$6

Noncurrent Regulatory Assets:
Defined benefit plans	$493	$509	$252	$257
Taxes recoverable through future rates	312	306	312	306
Storm costs	135	147	49	53
Unamortized loss on debt	80	85	53	57
Interest rate swaps	51	44
Accumulated cost of removal of utility plant	105	98	105	98
AROs	58	44
Other	8	13		1
Total noncurrent regulatory assets	$1,242	$1,246	$771	$772

Current Regulatory Liabilities:
Generation supply charge	$30	$23	$30	$23
Environmental cost recovery	1
Gas supply clause	2	3
Transmission service charge	6	8	6	8
Fuel adjustment clause		4
Transmission formula rate	32	20	32	20
Universal service rider		10		10
Storm damage expense	2	14	2	14
Gas line tracker	7	6
Other	2	2	2	1
Total current regulatory liabilities	$82	$90	$72	$76

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$694	$688
Coal contracts (a)	78	98
Power purchase agreement - OVEC (a)	96	100
Net deferred tax assets	28	30
Act 129 compliance rider	12	15	$12	$15
Defined benefit plans	28	26
Interest rate swaps	84	86
Other	6	5
Total noncurrent regulatory liabilities	$1,026	$1,048	$12	$15

	LKE		LG&E		KU
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery	$1	$7	$1	$2		$5
Gas supply clause	20	10	20	10
Fuel adjustment clause		2		2
Demand side management	3	8	2	3	$1	5
Other	3		1		2
Total current regulatory assets	$27	$27	$24	$17	$3	$10

Noncurrent Regulatory Assets:
Defined benefit plans	$241	$252	$162	$164	$79	$88
Storm costs	86	94	47	51	39	43
Unamortized loss on debt	27	28	18	18	9	10
Interest rate swaps	51	44	51	44
AROs	58	44	25	21	33	23
Other	8	12	3	5	5	7
Total noncurrent regulatory assets	$471	$474	$306	$303	$165	$171

Current Regulatory Liabilities:
Environmental cost recovery	$1				$1
Gas supply clause	2	$3	$2	$3
Fuel adjustment clause		4				$4
Gas line tracker	7	6	7	6
Other		1				1
Total current regulatory liabilities	$10	$14	$9	$9	$1	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$694	$688	$303	$299	$391	$389
Coal contracts (a)	78	98	34	43	44	55
Power purchase agreement - OVEC (a)	96	100	66	69	30	31
Net deferred tax assets	28	30	25	26	3	4
Defined benefit plans	28	26			28	26
Interest rate swaps	84	86	42	43	42	43
Other	6	5	2	2	4	3
Total noncurrent regulatory liabilities	$1,014	$1,033	$472	$482	$542	$551

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U. K. Activities (PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, during the first quarter of 2014 WPD increased its existing liability by $65 million for over-recovery of line losses with a reduction to "Utility" revenues on the Statement of Income.  The total recorded liability at June 30, 2014 was $106 million, all of which will be refunded to customers from April 1, 2015 through March 31, 2019.  The recorded liability at December 31, 2013 was $74 million.  Other activity impacting the liability included reductions in the liability that have been included in tariffs during the first half of 2014 and foreign exchange movements.  In June 2014, WPD applied for judicial review of certain of Ofgem's decisions related to closing out the DPCR4 line loss mechanism.  The primary relief sought is for Ofgem to reconsider the overall proportionality of penalties imposed on WPD.  The entire process could last through the second quarter of 2015.  PPL cannot predict the outcome of this matter.

Kentucky Activities (PPL, LKE, LG&E and KU)

CPCN Filings

In January 2014, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to build a NGCC generating unit at KU's Green River generating site and a solar generating facility at the E. W. Brown generating site.  In April 2014, LG&E and KU filed a motion to hold further proceedings in abeyance for up to 90 days in order to allow the companies to assess the potential impact of certain events on their future capacity needs, including the receipt of termination notices to be generally effective in 2019 from certain KU municipal wholesale customers.  In May 2014, the KPSC granted that request and scheduled an informal conference for August 2014.  LG&E and KU continue to evaluate their future capacity requirements, with the possibility that reduced or delayed capacity needs may result in adjustments to the CPCN filing.  See "Federal Matters - FERC Formula Rates" below for additional information relating to the municipal wholesale customers.

Pennsylvania Activities (PPL and PPL Electric)

Storm Damage Expense Rider

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider (SDER).  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  PPL Electric proposed that the SDER become effective January 1, 2013 at a zero rate with qualifying storm costs incurred in 2013 and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014.  As of December 31, 2013, PPL Electric had a $14 million regulatory liability balance for amounts expected to be refunded to customers for revenues collected to cover storm costs in excess of actual storm costs incurred during 2013.  On April 3, 2014, the PUC issued a final order approving the SDER.  The SDER will be effective January 1, 2015 and will initially include actual storm costs compared to collections from December 2013 through November 2014.  As a result of the order, PPL Electric reduced its regulatory liability by $12 million.  Also, as part of the order, PPL Electric can recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 2015.  On June 20, 2014, the Office of Consumer Advocate filed a petition for review of the April 2014 order with the Commonwealth Court of Pennsylvania.  The case remains pending.  See "Storm Costs" below for additional information on Hurricane Sandy costs.

Storm Costs

In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying costs in excess of insurance recoveries associated with Hurricane Sandy.  At June 30, 2014 and December 31, 2013, $29 million was included on the Balance Sheets as a regulatory asset.

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  EDCs not meeting the requirements of Act 129 are subject to significant penalties.

Act 129 requires Default Service Providers (DSP) to provide electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC.  A DSP is able to recover the costs associated with its default service procurement plan.

In January 2013, the PUC approved PPL Electric's DSP procurement plan for the period June 1, 2013 through May 31, 2015.  In April 2014, PPL Electric filed a new DSP procurement plan with the PUC for the period June 1, 2015 through May 31, 2017.  Hearings before the PUC are scheduled for August 2014.  PPL Electric cannot predict the outcome of this proceeding, which remains pending before the PUC.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129.  PPL Electric conducted pilot projects and technical evaluations of its current advanced metering technology and concluded that the current technology does not meet all of the Act 129 requirements.  PPL Electric recovered the cost of its evaluations through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014.  PPL Electric also submitted revised SMR charges that became effective January 1, 2014.  On June 30, 2014, PPL Electric filed its final Smart Meter Plan with the PUC.  In that plan, PPL Electric proposes to replace all of its current meters with advanced meters that meet the Act 129 requirements.  Full deployment of the new meters is expected to be complete by the end of 2019.  The total cost of the project is estimated to be approximately $450 million.  PPL Electric proposes to recover these costs through the SMR which the PUC previously has approved for recovery of such costs.  PPL Electric cannot predict the outcome of this proceeding.

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

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014 subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts, such terminations to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts.  KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

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

	June 30, 2014					December 31, 2013
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
PPL WW Syndicated
Credit Facility	Dec. 2016	£210	£97		£113	£103
WPD (South West)
Syndicated Credit Facility (c)	Jan. 2017	245			245
WPD (East Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300			300
WPD (West Midlands)
Syndicated Credit Facility (c)	Apr. 2016	300			300
Uncommitted Credit Facilities		105		£5	100		£5
Total U.K. Credit Facilities (a)		£1,160	£97	£5	£1,058	£103	£5

U.S.
PPL Capital Funding
Syndicated Credit Facility (b)	Nov. 2018	$300			$300	$270
Bilateral Credit Facility	Mar. 2015	150		$11	139
Total PPL Capital Funding Credit Facilities		$450		$11	$439	$270

PPL Energy Supply
Syndicated Credit Facility (b)	Nov. 2017	$3,000	$175	$264	$2,561		$29
Letter of Credit Facility	Mar. 2015	150		143	7		138
Uncommitted Credit Facilities (c)		175		77	98		77
Total PPL Energy Supply Credit Facilities		$3,325	$175	$484	$2,666		$244

PPL Electric
Syndicated Credit Facility (c)	Oct. 2017	$300		$1	$299		$21

LKE
Syndicated Credit Facility (b)	Oct. 2018	$75	$75			$75

LG&E
Syndicated Credit Facility (c)	Nov. 2017	$500		$70	$430		$20

KU
Syndicated Credit Facility (c)	Nov. 2017	$400		$175	$225		$150
Letter of Credit Facility	May 2016	198		198			198
Total KU Credit Facilities		$598		$373	$225		$348
(a)
PPL WW's amounts borrowed at June 30, 2014 and December 31, 2013 were USD-denominated borrowings of $164 million and $166 million, which bore interest at 1.85% and 1.87%.  At June 30, 2014, the unused capacity under the U.K. credit facilities was $1.8 billion.

(b)
At June 30, 2014, interest rates on outstanding borrowings were 2.04% for PPL Energy Supply and 1.65% for LKE.  At December 31, 2013, interest rates on outstanding borrowings were 1.79% for PPL Capital Funding and 1.67% for LKE.

(c)
In July 2014, the expiration dates for the WPD (South West), WPD (East Midlands), WPD (West Midlands), LG&E and KU syndicated credit facilities were extended to July 2019 and the PPL Electric syndicated credit facility was extended to October 2018.  Also, in July 2014, PPL Energy Supply extended the expiration date for its uncommitted credit facility to July 2015.

In July 2014, PPL Capital Funding entered into an additional $300 million credit facility expiring in July 2019.  The credit agreement allows for borrowings at market-based rates plus a spread, which is based upon PPL Capital Funding's senior unsecured long-term debt rating.  In addition, PPL Capital Funding may request certain lenders under the credit agreement to issue letters of credit, which issuances reduce available borrowing capacity.  PPL Capital Funding intends to use this credit facility for general corporate purposes of PPL and its affiliates, including for making investments in or loans to affiliates to support infrastructure investments by PPL's operating companies.  PPL Capital Funding will pay customary commitment and letter of credit issuance fees under the credit agreement.

The credit agreement contains a financial covenant requiring PPL Capital Funding's debt to total capitalization not to exceed 70% (as calculated pursuant to the credit agreement), and other customary covenants.  Failure to meet the covenants beyond applicable grace periods and certain other events, including the occurrence of a Change of Control (as defined in the credit agreement), could result in acceleration of due dates of any borrowings, cash collateralization of outstanding letters of credit and/or termination of the credit agreement.  The credit agreement also contains certain customary representations and warranties that must be made and certain other conditions that must be met for PPL Capital Funding to borrow or to cause the issuing lender to issue letters of credit.

PPL Energy Supply, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary.  Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility.  The following commercial paper programs were in place at:

	June 30, 2014				December 31, 2013
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Energy Supply	0.75%	$750	$149	$601
PPL Electric		300		300	0.23%	$20
LG&E	0.29%	350	70	280	0.29%	20
KU	0.29%	350	175	175	0.32%	150
Total		$1,750	$394	$1,356		$190

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, which provides PPL Energy Supply the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At June 30, 2014, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2018, but is subject to automatic one-year renewals under certain conditions.  There were $41 million of secured obligations outstanding under this facility at June 30, 2014.

(PPL Electric and LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million of 3.184% Junior Subordinated Notes due 2019.  Simultaneously, the newly issued Junior Subordinated Notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044.  The transaction was accounted for as a debt extinguishment, resulting in a $(9) million gain (loss) on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income.  Except for the $228 million retirement of the 4.32% Junior Subordinated Notes and fees related to the transactions, the activity was non-cash and was excluded from the Statement of Cash Flows for the six months ended June 30, 2014.  In May 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts.  PPL received net cash proceeds of $978 million, which were used to repay short-term debt and for general corporate purposes.

(PPL and PPL Electric)

In June 2014, PPL Electric issued $300 million of 4.125% First Mortgage Bonds due 2044.  PPL Electric received proceeds of $294 million, net of a discount and underwriting fees, which will be used for capital expenditures, to repay short-term debt and for general corporate purposes.

Distributions (PPL)

In May 2014, PPL declared its quarterly common stock dividend, payable July 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

Divestitures

Anticipated Spinoff of PPL Energy Supply

(PPL and PPL Energy Supply)

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded, independent power producer named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off PPL Energy Supply to PPL shareowners and simultaneously combine that business with RJS Power.  Upon closing, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy and PPL's shareowners will receive a number of Talen Energy shares at closing based on the number of PPL shares owned as of the spinoff record date.  The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.  The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of certain regulatory approvals by the NRC, the FERC, the DOJ and the PUC.  In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn capacity after excluding any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions then outstanding, under a Talen Energy (or its subsidiaries) revolving credit or similar facility.  The transaction is expected to close in the first or second quarter of 2015.

(PPL, PPL Energy Supply and PPL Electric)

Following the announcement of the transaction to form Talen Energy, efforts have been initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans are expected to be completed by the end of 2014.  As a result, charges for employee separation and related costs are anticipated to be recorded in future periods.  The separation costs to be incurred include cash severance compensation, lump sum COBRA reimbursement payments, accelerated stock-based compensation vesting, pro-rated performance-based cash incentive and stock-based compensation awards and outplacement services.  At present, there is considerable uncertainty as to the range of costs that will be incurred and when those costs will be recognized, as the amount of each category of costs will depend on the number of employees leaving the company, current position and compensation level, years of service and expected separation date.  Additionally, certain of these costs are expected to be reimbursed to PPL by Talen Energy upon closing of the transaction.  As a result, a range of the separation costs associated with the spinoff transaction and the timing of when those costs will be recognized cannot be reasonably estimated at this time but could be material.

(PPL)

As a result of the spinoff announcement, PPL recorded $46 million of deferred income tax expense during the three and six months ended June 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

In addition, PPL recorded $16 million of third-party costs during the three and six months ended June 30, 2014 related to this transaction in "Other Income (Expense) - net" on the Statement of Income, primarily for investment bank advisory, legal, consulting and accounting fees.  PPL cannot currently estimate a range of total third-party costs that will ultimately be incurred; however, additional costs of at least $26 million will be recognized upon closing of the transaction.

The assets and liabilities of PPL Energy Supply will continue to be classified as "held and used" on PPL's Balance Sheet until the closing of the transaction.  The spinoff announcement was evaluated and determined not to be an event or a change in circumstance that required a recoverability test or a goodwill impairment assessment.  However, an impairment loss could be recognized by PPL at the spinoff date if the aggregate carrying amount of PPL Energy Supply's assets and liabilities exceeds its aggregate fair value at that date.  PPL cannot currently predict whether an impairment loss will be recorded at the spinoff date.

(PPL Energy Supply)

PPL Energy Supply will treat the combination with RJS Power as an acquisition, as PPL Energy Supply will be considered the accounting acquirer in accordance with business combination accounting guidance.

Montana Hydro Sale Agreement (PPL and PPL Energy Supply)

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern its hydroelectric generating facilities located in Montana (with a generation capacity of 633 MW) for $900 million in cash, subject to certain adjustments.  The sale, which is not expected to close before the fourth quarter of 2014, includes 11 hydroelectric power facilities and related assets.  In April 2014, the DOJ and Federal Trade Commission granted early termination of PPL Montana's and NorthWestern's notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The sale remains subject to closing conditions, including receipt of regulatory approvals by the FERC and the MPSC and certain third-party consents.  Due to the uncertainties related to certain of these conditions as of June 30, 2014, the sale did not meet the applicable accounting criteria for the assets and liabilities included in the transaction to be classified as held for sale on the balance sheet.

Development

Hydroelectric Expansion Projects (PPL and PPL Energy Supply)

In January 2014, the U.S. Department of Treasury awarded $56 million for Specified Energy Property in Lieu of Tax Credits for the Rainbow hydroelectric redevelopment project in Great Falls, Montana.  PPL Energy Supply accepted and accounted for the receipt of the grant in the first quarter of 2014.  PPL Energy Supply is required to recapture $60 million of investment tax credits previously recorded related to the Rainbow project as a result of the grant receipt.  The impact on the financial statements for the grant receipt and recapture of investment tax credits was not significant for the three and six months ended June 30, 2014, and will not be significant in future periods.

In July 2014, the U.S. Department of Treasury awarded $108 million for Specified Energy Property in Lieu of Tax Credits for the Holtwood hydroelectric project in Holtwood, Pennsylvania.  PPL Energy Supply accepted and will account for the receipt of the grant in the third quarter of 2014.  PPL Energy Supply is required to recapture $117 million of investment tax credits previously recorded related to the Holtwood project as a result of the grant receipt.  The impact on the financial statements for the grant receipt and recapture of investment tax credits is not expected to be significant in 2014 or future periods.

Future Capacity Needs (PPL, LKE, LG&E and KU)

Construction activity continues on the previously announced NGCC unit, Cane Run Unit 7, scheduled to be operational in May 2015.  In October 2013, LG&E and KU announced plans to build a second NGCC unit, Green River Unit 5, at KU's Green River generating site.  Subject to finalizing details, regulatory applications, permitting and construction schedules, the facility would have approximately 700 MW of capacity and cost $700 million and was originally planned to be operational in 2018.  At the same time, LG&E and KU also announced plans for a 10 MW solar generation facility to be operational in 2016 and to cost approximately $36 million. As a result of developing uncertainty as to the need for the new capacity, in April 2014 LG&E and KU asked the KPSC to hold the related CPCN case in abeyance for 90 days. In May 2014, the KPSC granted that request and scheduled an informal conference for August 2014.  LG&E and KU continue to evaluate their future capacity requirements, with the possibility that reduced or delayed capacity needs may result in adjustments to the timing of previously estimated capacity construction.

9.  Defined Benefits

(PPL, PPL Energy Supply and PPL Electric)

Effective July 1, 2014, PPL's primary defined benefit pension plan and postretirement medical plan were closed to newly hired IBEW Local 1600 employees.  As such, the majority of PPL's defined benefit pension plans are now closed to newly hired employees.

(All Registrants except PPL Electric and KU)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE.  Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2014	2013	2014	2013	2014	2013	2014	2013
PPL
Service cost	$25	$32	$18	$16	$51	$63	$36	$34
Interest cost	58	53	90	78	117	107	178	159
Expected return on plan assets	(75)	(73)	(132)	(113)	(149)	(147)	(262)	(231)
Amortization of:
Prior service cost	5	5			10	11
Actuarial (gain) loss	8	20	33	37	15	40	66	75
Net periodic defined benefit
costs (credits) prior to
termination benefits	21	37	9	18	44	74	18	37
Termination benefits (a)	20				20
Net periodic defined benefit
costs (credits)	$41	$37	$9	$18	$64	$74	$18	$37

	Pension Benefits
	Three Months		Six Months
	2014	2013	2014	2013
PPL Energy Supply
Service cost	$2	$2	$3	$4
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(2)	(5)	(5)
Amortization of:
Actuarial (gain) loss	1		1	1
Net periodic defined benefit costs (credits)	$2	$2	$3	$4

LKE
Service cost	$5	$6	$11	$13
Interest cost	16	15	33	31
Expected return on plan assets	(21)	(20)	(41)	(41)
Amortization of:
Prior service cost	1	1	2	2
Actuarial (gain) loss	3	9	6	17
Net periodic defined benefit costs (credits)	$4	$11	$11	$22

LG&E
Service cost	$1		$1	$1
Interest cost	3	$4	7	7
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of:
Prior service cost			1	1
Actuarial (gain) loss	2	4	3	7
Net periodic defined benefit costs (credits)	$1	$3	$2	$6

(a)	See Note 10 for details of a one-time voluntary retirement window offered to certain bargaining unit employees.

	Other Postretirement Benefits
	Three Months		Six Months
	2014	2013	2014	2013
PPL
Service cost	$3	$3	$6	$7
Interest cost	8	7	16	14
Expected return on plan assets	(7)	(6)	(13)	(12)
Amortization of:
Actuarial (gain) loss		2		3
Net periodic defined benefit costs (credits)	$4	$6	$9	$12

LKE
Service cost	$1	$1	$2	$2
Interest cost	3	2	5	4
Expected return on plan assets	(2)	(1)	(3)	(2)
Amortization of:
Prior service cost			1	1
Net periodic defined benefit costs (credits)	$2	$2	$5	$5

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

	Three Months		Six Months
	2014	2013	2014	2013

PPL Energy Supply (a)	$23	$12	$30	$23
PPL Electric (a)	10	9	15	18
LG&E	2	3	4	6
KU	1	5	4	9

(a)
The three and six months ended June 30, 2014 include $16 million and $4 million of termination benefits for PPL Energy Supply and PPL Electric related to a one-time voluntary retirement window offered to certain bargaining unit employees. See Note 10 for additional information.

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

(PPL and PPL Energy Supply)

Sierra Club Litigation

On March 6, 2013, the Sierra Club and the MEIC filed a complaint in the U.S. District Court, District of Montana, Billings Division against PPL Montana and the other Colstrip Steam Electric Station (Colstrip) co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, Northwestern Energy and Pacific Corp.  PPL Montana operates Colstrip on behalf of the co-owners.  The suit alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements and listed 39 separate claims for relief.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.

On July 27, 2013, the Sierra Club and MEIC filed an additional Notice, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act.  In September 2013, the plaintiffs filed an amended complaint.  This amended complaint drops all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It does, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  PPL Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  On May 22, 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In April 2014, trial as to liability in this matter was re-scheduled to June 2015.  A trial date with respect to remedies, if there is a finding of liability, has not been scheduled.  PPL Montana believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same.  PPL Montana cannot predict the ultimate outcome of this matter at this time.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

On December 16, 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Air Act and RCRA.  In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence.  These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations.  Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant.  In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects.  In response to a motion to dismiss filed by PPL and LG&E, on July 17, 2014 the court dismissed the plaintiffs' RCRA claims and all but one of its Clean Air Act claims, but declined to dismiss their common law tort claims.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on operations of the Cane Run plant.  LG&E has previously announced that it anticipates retiring the coal-fired units at Cane Run before the end of 2015.

Mill Creek Environmental Claims

On May 28, 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act.  The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit.  The Sierra Club seeks civil penalties, injunctive relief, plus costs and attorney's fees.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant but believe the plant is operating in compliance with the permits.

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

In April 2012, PPL and several other generating companies filed a complaint in U.S. District Court in Maryland (District Court) challenging the MD PSC order on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution, and requested declaratory and injunctive relief barring implementation of the order by the MD PSC Commissioners.  In September 2013, the District Court issued a decision finding the MD PSC order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland.  In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the appellants' motion for rehearing.

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, the FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at June 30, 2014 by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against PPL Montana.  The initial decision is pending review by the FERC.

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

(All Registrants)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E, KU and PPL EnergyPlus to make wholesale sales of electricity and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  In December 2013, PPL and these subsidiaries filed market-based rate updates for the Eastern and Western regions.  In June 2014, the FERC accepted PPL and its subsidiaries' updated market power analysis finding that they qualify for continued market-based rate authority in the Western region, which acceptance became final in July 2014.  The filings for the Eastern region remain pending before the FERC.  The Registrants cannot predict the ultimate outcome of the update filings for the Eastern region at this time.

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

As previously reported, in October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of geomagnetic disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geomagnetically induced currents on implicated transformers.  On May 16, 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval.  The first type would require certain owners and operators of the nation's electricity infrastructure, such as the Registrants, to develop and implement operational procedures to mitigate the effects of geomagnetic disturbances on the bulk-power system.  This NERC-proposed standard was filed by NERC with FERC for approval in January 2014 and was approved on June 19, 2014.  The second type is to require owners and operators of the bulk-power system to assess certain geomagnetic disturbance events and develop and implement plans to protect the bulk-power system from those events and must be filed by NERC with FERC for approval by January 22, 2015.  The Registrants may be required to make significant expenditures in new equipment or modifications to their facilities to comply with the new requirements.  The Registrants are unable to predict the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for geomagnetic disturbances.

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

In December 2011, the D.C. Circuit Court stayed implementation of the CSAPR and left CAIR in effect pending a final decision on the validity of the rule.  In August 2012, the D.C. Circuit Court issued a ruling invalidating CSAPR, remanding the rule to the EPA for further action, and leaving CAIR in place during the interim.  In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court's August 2012 decision, which may result in new or revised emission reduction requirements, including the possible replacement of the CAIR program with CSAPR, depending on future determinations by the EPA and the courts.  On June 26, 2014, the DOJ filed a motion requesting the D.C. Circuit Court to lift the stay on CSAPR.  The CAIR program remains in place.  PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the outcome of further regulatory and legal proceedings.

The Kentucky fossil-fueled generating plants meet the CAIR sulfur dioxide emission requirements by utilizing sulfur dioxide allowances (including banked allowances) and optimizing existing controls.  To meet the CAIR standards for nitrogen oxide under the CAIR, the Kentucky companies will need to buy allowances and/or make operational changes.  LG&E and KU do not currently anticipate that the costs of meeting these reinstated CAIR standards will be significant.

PPL Energy Supply's Pennsylvania fossil-fueled generating plants meet the CAIR sulfur dioxide emission requirements with the existing scrubbers that were placed in service in 2008 and 2009.  To meet the CAIR standards for nitrogen oxides, PPL Energy Supply will need to buy allowances and/or make operational changes, the costs of which are not anticipated to be significant.

National Ambient Air Quality Standards

In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP has issued a draft rule requiring reasonable reductions.  However, the proposal is being questioned as too lenient by the EPA, other OTR states and environmental groups. The PADEP may impose more stringent emission limits than those set forth in the proposed rule which could have a significant impact on PPL Energy Supply's Pennsylvania coal plants.  The EPA is expected to further tighten the ozone standard in the near term, which may require further nitrogen oxide controls, particularly within the OTR.

In December 2012, the EPA issued final rules that tighten the National Ambient Air Quality Standard for fine particulates.  The rules were challenged by industry groups, and on May 9, 2014 the D.C. Circuit Court upheld them.  Under the final rules, states and the EPA have until 2015 to identify non-attainment areas, and states have until 2020 to achieve attainment for those areas.

In 2010, the EPA finalized a new National Ambient Air Quality Standard for sulfur dioxide and required states to identify areas that meet those standards and areas that are in non-attainment.  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area) and part of Jefferson County in Kentucky.  Attainment must be achieved by 2018.  States are working on designations for other areas.  On

April 17, 2014 the EPA proposed timeframes for completing these designations.  PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR or CSAPR (as discussed above), or the MATS, or the Regional Haze requirements (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment (as noted above) is not expected to be significant, as PPL Energy Supply previously announced its intent to place the plant in long-term reserve status beginning in April 2015.

Until final rules are promulgated, non-attainment designations are finalized and state compliance plans are developed, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the ultimate outcome of the new National Ambient Air Quality standards for ozone, sulfur dioxide and particulate matter.

MATS

In May 2011, the EPA published a proposed regulation requiring stringent reductions of mercury and other hazardous air pollutants from power plants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 2012.  The rule, which was challenged by industry groups and states, was upheld by the D.C. Circuit Court in April 2014.  On July 14, 2014, a coalition of 23 states filed a petition seeking Supreme Court review of this decision.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants and are considering extension requests for additional plants.

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

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates.  To date, the focus of regional haze activity has been the western U.S. because the EPA had determined that the regional trading program in the eastern U.S. under the CSAPR satisfies BART requirements to reduce sulfur dioxide and nitrogen oxides.  Although the D.C. Circuit Court's August 2012 decision to vacate and remand the CSAPR has been reversed by the U.S. Supreme Court, future decisions by the EPA and the courts will determine whether power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, will be subject to additional reductions in sulfur dioxide and nitrogen oxides as required by BART.  In addition, LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a significant regional haze impact.  These reductions are required in the regional haze state implementation plan that the Kentucky Division for Air Quality submitted to the EPA.  LG&E is currently installing sorbent injection technology to comply with these reductions, the costs of which are not expected to be significant.

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to do so. The EPA finalized the Federal Implementation Plan (FIP) for Montana in September 2012.  The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxides and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit.  Oral arguments were held on May 16, 2014.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants, but they have received no further communications from the EPA since providing their responses.  In January 2009, PPL, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1.  In September 2012, PPL Montana received an information request from the MDEQ regarding Colstrip Unit 1 and other projects.  MDEQ formally suspended this request on June 6, 2014, in consideration of pending litigation.  The EPA request remains an open matter.  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

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

If PPL subsidiaries are found to have violated NSR regulations by significantly increasing pollutants through a major plant modification, PPL, PPL Energy Supply, LKE, LG&E and KU would, among other things, be required to meet stringent permit limits reflecting Best Available Control Technology (BACT) for pollutants meeting the National Ambient Air Quality Standards (NAAQS) in the area and reflecting Lowest Achievable Emission Rates for pollutants not meeting the NAAQS in the area.  The costs to meet such limits, including installation of technology at certain units, could be material.

TC2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload coal-fired generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which, in January 2010, were incorporated into a final revised permit issued by the Kentucky Division for Air Quality.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on plant operations, including increased capital costs, if any.

Climate Change

(All Registrants)

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate GHG emissions from new motor vehicles, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles.  The EPA also clarified that this standard, beginning in 2011, authorized regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act.  The EPA's rules were challenged in court and on June 23, 2014 the U.S. Supreme Court ruled that the EPA has the authority to regulate GHG emissions under these provisions of the Clean Air Act but only for stationary sources that would otherwise have been subject to these provisions due to significant increases in emissions of other pollutants.  As a result, any new sources or major modifications to an existing GHG source causing a net significant increase in GHG emissions must comply with BACT permit limits for GHGs if it would otherwise be subject to BACT or lowest achievable emissions rate limits due to significant increases in other pollutants.

In June 2013, President Obama released his Climate Action Plan that reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a revised proposal for new power plants (a prior proposal was issued in 2012) by September 20, 2013, with a final rule in a timely fashion thereafter, and to issue proposed standards for existing plants by June 1, 2014 with a final rule to be issued by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 30, 2016.  The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may also lead to more costly regulatory requirements; the White House Office of Management and Budget opened this issue for public comment and PPL submitted comments.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect PPL and others in the industry as modifications to electricity delivery systems to improve the ability to withstand major storms may be needed in order to meet those requirements.

The EPA issued its revised proposal for new sources on September 20, 2013 as directed by the White House.  This proposal was published in the Federal Register on January 8, 2014.  The comment period closed on May 9, 2014.  Unlike the EPA's prior proposal, the EPA's revised proposal established separate emission standards for coal and gas units based on the application of different technologies.  The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal plants.  The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable.

The EPA's proposed regulation addressing GHG emissions from existing sources was published in the Federal Register on June 18, 2014.  The proposal contains state-specific rate-based reduction goals and guidelines for the development, submission, and implementation of state plans to achieve the state goals.  State-specific goals were calculated from 2012 data by applying EPA's very broad interpretation and definition of the Best System of Emission Reduction resulting in very stringent targets to be met in two phases (2020-2029 and 2030 and beyond).  The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations.  The EPA is also proposing potential state plan extensions based on the plan filed (single or multi-state).  PPL is analyzing the proposal and potential impacts in preparation for submitting comments to the EPA by the October 16, 2014 deadline. The regulation of GHG emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

(PPL and PPL Energy Supply)

The PADEP submitted to the EPA a GHG white paper on April 10, 2014 regarding the regulation of carbon dioxide emissions under Section 111(d) of the Clean Air Act.  The PADEP expects to achieve reductions required under the EPA's proposed rule by increasing efficiency at existing fossil-fuel plants and/or reducing generation.  The PADEP specifically excludes demand-side energy efficiency projects (such as DSM and Act 129 programs) from consideration under the program, which makes it more difficult for Pennsylvania to achieve the reduction levels proposed for Pennsylvania by the EPA, as the EPA assumed significant reductions due to demand-side energy efficiency.  On July 1, 2014, a bill passed the Pennsylvania House of Representatives (HB 2354) requiring the PADEP to obtain General Assembly approval of any state plan addressing GHG emissions under the EPA's rules for existing plants.  The legislation, which will next be considered by the Pennsylvania Senate, includes provisions to minimize the exposure to a federal implementation plan due to legislative delay.

(PPL, LKE, LG&E and KU)

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  In November 2011, the Council issued a final report to the Secretary of Kentucky's Energy and Environment Cabinet for consideration.  The final report acknowledged that the recommendations would require additional review and analysis prior to implementation, and that many of the recommendations would likely require, in part, further legislative or regulatory actions.  The impact of any such plan is not now determinable, but the costs to comply with the plan could be significant.  In April 2014, the Kentucky

General Assembly passed legislation which limits the measures which the Energy and Environment Cabinet may consider in setting performance standards to comply with the EPA's regulations governing GHG emissions from existing sources.  The legislation provides that such state GHG performance standards shall be based on emission reductions, efficiency measures, and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch.  These statutory restrictions will make it more difficult for Kentucky to achieve the GHG reduction levels which the EPA has proposed for Kentucky.

(All Registrants except PPL Electric)

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In June 2011, the U.S. Supreme Court overturned the Second Circuit and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA.  In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a petition to reverse the Fifth Circuit's ruling.  In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances.  In March 2012, the Mississippi federal district court granted defendants' motions to dismiss the state common law claims.  Plaintiffs appealed to the U.S. Court of Appeals for the Fifth Circuit and in May 2013, the Fifth Circuit affirmed the district court's dismissal of the case.  Additional litigation in federal and state courts over such issues is continuing.  The Registrants cannot predict the outcome of these lawsuits or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation

(All Registrants)

There has been interest in renewable energy legislation at both the state and federal levels; however, no legislation is expected to become law in 2014 at either the federal or state levels.

(PPL, PPL Energy Supply and PPL Electric)

In Pennsylvania, bills were introduced calling for an increase in Alternative Energy Portfolio Standard (AEPS) Tier 1 obligations and to create a $25 million permanent funding program for solar generation.  Bills (SB 1171 and HB 100) were also introduced to add natural gas as a qualified AEPS resource, and another bill (HB 1912) would repeal the AEPS Act entirely.  All these bills remain in committee and are unlikely to advance.  An interim legislative committee in Montana is reviewing the state's Renewable Portfolio Standard (RPS).  PPL and PPL Energy Supply cannot predict at this time whether the committee will recommend any changes to existing laws.  In New Jersey, a bill (S-1475) has been introduced to increase the current RPS standard to 30% from Class I sources by 2020.  The chairman of the Senate Environmental Committee has convened a workgroup to look at further changes to New Jersey's RPS law to enable New Jersey to meet emissions goals established in the state's Global Warming Response Act.  PPL and PPL Energy Supply are unable to predict the outcome of this legislation at this time.

The Registrants believe there are financial, regulatory and operational uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply and downward pressure on energy prices that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources.  These uncertainties are not directly addressed by proposed legislation.  PPL and PPL Energy Supply cannot predict at this time the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

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

A coalition of environmental groups and two CCR recycling companies have filed lawsuits against the EPA seeking a deadline for final rulemaking and, in settlement of that litigation, the EPA has agreed to issue its final rulemaking on the Subtitle D option addressed above by December 19, 2014.

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

(PPL and PPL Energy Supply)

In August 2012, PPL Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant.  The AOC requires that within five years PPL Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities.  PPL Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to these facilities.

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER) on behalf of the Sierra Club, the MEIC, and the National Wildlife Federation.  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.  This matter was stayed in December 2012.  In April 2014, Earthjustice filed a motion for leave to amend the petition for review and to lift the stay which was granted by the court in May 2014.  PPL Montana and MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014.

(All Registrants except PPL Electric)

Clean Water Act/316(b)

The EPA's final rule under 316(b) was issued on May 16, 2014.  The rule contains two requirements to reduce impact to aquatic organisms at cooling water intake structures.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens (impingement) regardless of the levels of mortality actually occurring or the cost to achieve the standards.  The second requirement is to determine and install the best technology available to reduce mortality of aquatic organisms pulled through a plant's cooling water system (entrainment).  A form of cost-benefit analysis is allowed for this second requirement involving a site-specific evaluation based on nine factors, including impacts to energy delivery reliability and the remaining useful life of the plant.  PPL, PPL Energy Supply, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities, if finalized.  The EPA has indicated that it will coordinate these regulations with the regulation of CCRs discussed above.  The proposal contains alternative approaches, some of which could significantly impact PPL's coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU worked with industry groups to comment on the proposed regulation on September 20, 2013.  The EPA has agreed to a new deadline for the final rule of September 30, 2015 which is contingent upon the EPA meeting its deadline of December 19, 2014 for issuing its final CCR regulations.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, certain states (including Pennsylvania and Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

(All Registrants)

Waters of the United States (WOTUS)

On April 21, 2014, the EPA and the U.S. Army Corps of Engineers (Army Corps) published the proposed rule defining Waters of the United States (WOTUS) that could significantly expand the federal government's interpretation of what constitutes WOTUS subject to regulation under the Clean Water Act.  The comment deadline is October 20, 2014.  If the definition is expanded as proposed by the EPA and the Army Corps, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant. The U.S. House and Senate are considering legislation to block these regulations.

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

Under the industry assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, PPL Susquehanna could be assessed up to $255 million per incident, payable at $38 million per year.

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

Pennsylvania Coal Plants (PPL and PPL Energy Supply)

In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither was impaired as of December 31, 2013.  There were no events or changes in circumstances that indicated a recoverability test was required to be performed in 2014.  The carrying value of the Pennsylvania coal-fired generation assets was $2.5 billion as of June 30, 2014 ($1.3 billion for Brunner Island and $1.2 billion for Montour).

Labor Unions (PPL, PPL Energy Supply and PPL Electric)

In May 2014, PPL's, PPL Energy Supply's and PPL Electric's bargaining agreement with its largest IBEW local expired.  PPL, PPL Energy Supply and PPL Electric finalized a new three-year labor agreement with the IBEW local in May 2014 and the agreement was ratified in early June 2014.

As part of efforts to reduce operations and maintenance expenses, the new agreement offered a one-time voluntary retirement window to certain bargaining unit employees.  The benefits offered under this provision are consistent with the standard separation program benefits for bargaining unit employees.  As a result, for the three and six months ended June 30, 2014, the following estimated separation benefits were recorded:

		PPL Energy	PPL
	PPL	Supply	Electric

Pension Benefits	$20	$16	$4
Severance Compensation	9	7	2
Total Separation Benefits	$29	$23	$6

Number of Employees	155	124	30

The separation benefits were recorded in "Other operation and maintenance" on the Statement of Income.  The pension benefits are accrued in "Accrued pension obligations" and the severance compensation is accrued in "Other current liabilities" on the Balance Sheet at June 30, 2014.  Substantially all of the severance compensation will be paid in the third and fourth quarters of 2014.  The remaining terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL, PPL Energy Supply or PPL Electric.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2014.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  The total recorded liability at June 30, 2014 and December 31, 2013, was $25 million and $26 million for PPL and $19 million for both periods for LKE.  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	June 30, 2014		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$12	(b)	2017 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	131	(c)

PPL Energy Supply
Letters of credit issued on behalf of affiliates	45	(d)	2014 - 2015
Indemnifications for sales of assets	250	(e)	2025
Guarantee of a portion of a divested unconsolidated entity's debt	22	(f)	2018

PPL Electric
Guarantee of inventory value	38	(g)	2017

LKE
Indemnification of lease termination and other divestitures	301	(h)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(i)

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

(b)
Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process.  The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases where the agreements provide for specific limits.

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members.  Costs are allocated to the members and can be reallocated if an existing member becomes insolvent.  At June 30, 2014, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(h)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  On May 30, 2014, the Court of Appeals issued an opinion affirming the lower court decision, but LKE's indemnitee has filed a Petition for Rehearing with the Court of Appeals.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

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

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric when:  (a) the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit.  During the second quarter of 2014, PPL Energy Supply experienced a downgrade in its corporate credit ratings to below investment grade.  As a result of the downgrade of PPL Energy Supply, as guarantor, PPL EnergyPlus no longer has an established credit limit and was required to post an insignificant amount of collateral at June 30, 2014.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At June 30, 2014, PPL Energy Supply had a net credit exposure of $24 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Support Costs (All Registrants except PPL)

Both PPL Services and LKS provide the respective PPL and LKE subsidiaries with administrative, management and support services. Where applicable, the costs of these services are charged to the respective subsidiaries as direct support costs.  General costs that cannot be directly attributed to a specific subsidiary are allocated and charged to the respective subsidiaries as indirect support costs.  PPL Services uses a three-factor methodology that includes the subsidiaries' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information.  PPL Services and LKS charged the following amounts for the periods ended June 30, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months		Six Months
	2014	2013	2014	2013

PPL Energy Supply from PPL Services	$54	$52	$112	$109
PPL Electric from PPL Services	38	34	79	72
LKE from PPL Services	4	4	8	8
LG&E from LKS	57	67	105	106
KU from LKS	59	44	112	110

LG&E and KU also provide services to each other and to LKS.  Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges.  Tax settlements between LKE and LG&E and LKE and KU are reimbursed through LKS.

Intercompany Borrowings (PPL Electric and LKE)

A PPL Electric subsidiary periodically holds revolving demand notes from certain affiliates.  At June 30, 2014, there was no balance outstanding.  At December 31, 2013, $150 million was outstanding and was reflected in "Notes receivable from affiliate" on the Balance Sheet.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowing at December 31, 2013, was 1.92%.  Interest earned on these revolving facilities was not significant for the three and six months ended June 30, 2014 and 2013.

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rate on borrowings is equal to one-month LIBOR plus a spread.  There were no balances outstanding at June 30, 2014 and December 31, 2013.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates.  At June 30, 2014 and December 31, 2013, $16 million and $70 million were outstanding and were reflected in "Notes receivable from affiliates" on the Balance Sheets.  The interest rate on the loan based on the PPL affiliate's credit rating is currently equal to one-month LIBOR plus a spread.  The interest rates on the outstanding borrowing at June 30, 2014 and December 31, 2013 were 2.15% and 2.17%.  Interest income on this note was not significant for the three and six months ended June 30, 2014 and 2013.

Other (All Registrants except PPL and LKE)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12.  Other Income (Expense) - net

(All Registrants)

The components of "Other Income (Expense) - net" for the periods ended June 30 was:

	Three Months		Six Months
	2014	2013	2014	2013
PPL
Other Income
Earnings on securities in NDT funds	$6	$5	$12	$10
Interest income	3		4	1
AFUDC - equity component	2	2	5	5
Miscellaneous - Domestic	2	7	4	9
Miscellaneous - U.K.				1
Total Other Income	13	14	25	26
Other Expense
Economic foreign currency exchange contracts (Note 14)	72	(4)	96	(123)
Charitable contributions	2	4	9	8
Spinoff of PPL Energy Supply transaction costs (Note 8)	16		16
Miscellaneous - Domestic	5	1	8	5
Miscellaneous - U.K.			1	1
Total Other Expense	95	1	130	(109)
Other Income (Expense) - net	$(82)	$13	$(105)	$135

"Other Income (Expense) - net" for the three and six months ended June 30, 2014 and 2013 for PPL Energy Supply is primarily the earnings on securities in NDT funds.  The components of "Other Income (Expense) - net" for the three and six months ended June 30, 2014 and 2013 for PPL Electric, LKE, LG&E and KU are not significant.

13.  Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and six months ended June 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.  See Note 1 in each Registrant's 2013 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,269	$1,269			$1,102	$1,102
Restricted cash and cash equivalents (a)	408	408			156	156
Price risk management assets:
Energy commodities	1,374	2	$1,206	$166	1,188	3	$1,123	$62
Interest rate swaps	1		1		91		91
Foreign currency contracts	2		2
Total price risk management assets	1,377	2	1,209	166	1,279	3	1,214	62
NDT funds:
Cash and cash equivalents	16	16			14	14
Equity securities
U.S. large-cap	580	432	148		547	409	138
U.S. mid/small-cap	85	35	50		81	33	48
Debt securities
U.S. Treasury	97	97			95	95
U.S. government sponsored agency	6		6		6		6
Municipality	78		78		77		77
Investment-grade corporate	41		41		38		38
Other	6		6		5		5
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	911	580	331		864	550	314
Auction rate securities (b)	16			16	19			19
Total assets	$3,981	$2,259	$1,540	$182	$3,420	$1,811	$1,528	$81

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Energy commodities	$1,480	$2	$1,386	$92	$1,070	$4	$1,028	$38
Interest rate swaps	54		54		36		36
Foreign currency contracts	176		176		106		106
Cross-currency swaps	47		47		32		32
Total price risk management liabilities	$1,757	$2	$1,663	$92	$1,244	$4	$1,202	$38

PPL Energy Supply
Assets
Cash and cash equivalents	$264	$264			$239	$239
Restricted cash and cash equivalents (a)	343	343			85	85
Price risk management assets:
Energy commodities	1,374	2	$1,206	$166	1,188	3	$1,123	$62
Total price risk management assets	1,374	2	1,206	166	1,188	3	1,123	62
NDT funds:
Cash and cash equivalents	16	16			14	14
Equity securities
U.S. large-cap	580	432	148		547	409	138
U.S. mid/small-cap	85	35	50		81	33	48
Debt securities
U.S. Treasury	97	97			95	95
U.S. government sponsored agency	6		6		6		6
Municipality	78		78		77		77
Investment-grade corporate	41		41		38		38
Other	6		6		5		5
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	911	580	331		864	550	314
Auction rate securities (b)	13			13	16			16
Total assets	$2,905	$1,189	$1,537	$179	$2,392	$877	$1,437	$78

Liabilities
Price risk management liabilities:
Energy commodities	$1,480	$2	$1,386	$92	$1,070	$4	$1,028	$38
Total price risk management liabilities	$1,480	$2	$1,386	$92	$1,070	$4	$1,028	$38

PPL Electric
Assets
Cash and cash equivalents	$149	$149			$25	$25
Restricted cash and cash equivalents (c)	3	3			12	12
Total assets	$152	$152			$37	$37

LKE
Assets
Cash and cash equivalents	$23	$23		$35	$35
Restricted cash and cash equivalents (d)	21	21		22	22
Total assets	$44	$44		$57	$57

Liabilities
Price risk management liabilities:
Interest rate swaps	$42		$42	$36		$36
Total price risk management liabilities	$42		$42	$36		$36

LG&E
Assets
Cash and cash equivalents	$5	$5		$8	$8
Restricted cash and cash equivalents (d)	21	21		22	22
Total assets	$26	$26		$30	$30

Liabilities
Price risk management liabilities:
Interest rate swaps	$42		$42	$36		$36
Total price risk management liabilities	$42		$42	$36		$36

KU
Assets
Cash and cash equivalents	$18	$18		$21	$21
Total assets	$18	$18		$21	$21

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended June 30, 2014 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Six Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$17	$16		$33	$24	$19		$43
Total realized/unrealized
gains (losses)
Included in earnings	72			72	(63)			(63)
Included in OCI (a)							$(1)	(1)
Purchases	(6)			(6)	(6)			(6)
Sales						(3)		(3)
Settlements	(9)			(9)	119			119
Transfers out of Level 3							1	1
Balance at end of period	$74	$16		$90	$74	$16	$	$90

PPL Energy Supply
Balance at beginning of
period	$17	$13		$30	$24	$16		$40
Total realized/unrealized
gains (losses)
Included in earnings	72			72	(63)			(63)
Purchases	(6)			(6)	(6)			(6)
Sales						(3)		(3)
Settlements	(9)			(9)	119			119
Balance at end of period	$74	$13		$87	$74	$13		$87
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

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	June 30, 2014
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$7	Discounted cash flow	Proprietary model used to calculate forward prices	14% - 100% (35%)
Power sales contracts (c)	(63)	Discounted cash flow	Proprietary model used to calculate forward prices	14% - 100% (79%)
FTR purchase contracts (d)	6	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	124	Discounted cash flow	Proprietary model used to calculate forward prices	22% - 100% (44%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	58% - 75% (67%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$7	Discounted cash flow	Proprietary model used to calculate forward prices	14% - 100% (35%)
Power sales contracts (c)	(63)	Discounted cash flow	Proprietary model used to calculate forward prices	14% - 100% (79%)
FTR purchase contracts (d)	6	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	124	Discounted cash flow	Proprietary model used to calculate forward prices	22% - 100% (44%)

Auction rate securities (f)	13	Discounted cash flow	Modeled from SIFMA Index	59% - 75% (68%)

	December 31, 2013
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% - 100% (100%)

Auction rate securities (f)	19	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% - 100% (100%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

(a)	For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.
(b)
As the forward price of natural gas increases/(decreases), the fair value of purchase contracts increases/(decreases).  As the forward price of natural gas increases/(decreases), the fair value of sales contracts (decreases)/increases.

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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended June 30 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Unregulated		Unregulated		Energy
	Wholesale Energy		Retail Energy		Purchases
	2014	2013	2014	2013	2014	2013
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$58	$(7)	$12	$22	$2	$(1)
Change in unrealized gains (losses) relating
to positions still held at the reporting date	47	(7)	10	22	(4)	1

	Six Months
	Energy Commodities, net
	Unregulated		Unregulated		Energy
	Wholesale Energy		Retail Energy		Purchases
	2014	2013	2014	2013	2014	2013
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$(31)	$(9)	$(51)	$15	$19
Change in unrealized gains (losses) relating
to positions still held at the reporting date	44	(9)	(21)	17	(3)	$2

Price Risk Management Assets/Liabilities - Energy Commodities (PPL and PPL Energy Supply)

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative contracts, which are valued using the market approach and are classified as Level 1.  Level 2 contracts are valued using inputs which may include quotes obtained from an exchange (where there is insufficient market liquidity to warrant inclusion in Level 1), binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, independent quotes are obtained from the market to validate the forward price curves.  Energy commodity contracts include forwards, futures, swaps, options and structured transactions and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these contracts may be valued using models, including standard option valuation models and other standard industry models.  When the lowest level inputs that are significant to the fair value measurement of a contract are observable, the contract is classified as Level 2.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Level 3 contracts are valued using PPL proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, volumetric assumptions, implied volatilities, implied correlations, and market implied heat rates.  Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department, which reports to the Chief Financial Officer (CFO).  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.  Valuation techniques are evaluated periodically.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information which is used by accounting personnel to calculate the credit valuation adjustment.

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts.  An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon.  These models use projected probabilities of default and estimated recovery rates based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.  For PPL, the primary reason for the transfers between Level 2 and Level 3 during 2014 and 2013 was the change in the significance of the credit valuation adjustment.  Cross-currency swaps are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

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

The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs.  Common inputs include benchmark yields, reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as monthly payment data, future predicted cash flows, collateral performance and new issue data.

Auction Rate Securities

Auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  The probability of realizing losses on these securities is not significant.

The fair value of auction rate securities is estimated using an income approach that includes readily observable inputs, such as principal payments and discount curves for bonds with credit ratings and maturities similar to the securities, and unobservable inputs, such as future interest rates that are estimated based on the SIFMA Index, creditworthiness, and liquidity assumptions driven by the impact of auction failures.  When the present value of future interest payments is significant to the overall valuation, the auction rate securities are classified as Level 3.  The primary reason for the transfers during 2013 was the change in discount rates and SIFMA Index.

Auction rate securities are valued by PPL's Treasury department, which reports to the CFO.  Accounting personnel, who also report to the CFO, interpret the analysis quarterly to classify the contracts in the fair value hierarchy.  Valuation techniques are evaluated periodically.

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

The following nonrecurring fair value measurement occurred during the six months ended June 30, 2014, resulting in an asset impairment:

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

Kerr Dam Project

As disclosed in Note 11 in PPL's and PPL Energy Supply's 2013 Form 10-K, PPL Montana holds a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to PPL Montana is $18 million.  As a result of the decision, PPL Energy Supply performed a recoverability test on the Kerr Dam Project and recorded an impairment charge.  PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows (a proprietary PPL model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the PPL proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate.  Through this analysis, PPL Energy Supply determined the fair value of the Kerr Dam Project to be $29 million at March 31, 2014.

The assets were valued by the PPL Energy Supply Financial Department, which reports to the President of PPL Energy Supply.  Accounting personnel, who report to the CFO, interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

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

	June 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Contract adjustment payments (a)
PPL			$21	$22
Long-term debt
PPL	$21,123	$22,958	20,907	22,177
PPL Energy Supply	2,523	2,630	2,525	2,658
PPL Electric	2,602	2,915	2,315	2,483
LKE	4,566	4,879	4,565	4,672
LG&E	1,353	1,428	1,353	1,372
KU	2,091	2,264	2,091	2,155

(a)	Included in "Other current liabilities" on the Balance Sheets.

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

(PPL and PPL Energy Supply)

At June 30, 2014, PPL and PPL Energy Supply had credit exposure of $805 million from energy trading partners, excluding exposure from related parties (PPL Energy Supply only) and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL and PPL Energy Supply's credit exposure was reduced to $340 million.  The top ten counterparties including their affiliates accounted for $192 million, or 56%, of these exposures.  Seven of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 65% of the top ten exposures.  The remaining counterparties are below investment grade or have not been rated by S&P or Moody's, but are current on their obligations. See Note 11 for information regarding PPL Energy Supply's related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved recovery mechanism is anticipated to substantially mitigate this exposure.

(LKE, LG&E and KU)

At June 30, 2014, LKE's, LG&E's and KU's credit exposure was not significant.

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

Equity securities price risk

•
PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans.  This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.  Additionally, PPL and PPL Energy Supply are exposed to equity securities price risk in the NDT funds.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $13 million and $9 million at June 30, 2014 and December 31, 2013.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at June 30, 2014 and December 31, 2013.

PPL posted $25 million and LKE and LG&E posted $21 million of cash collateral under master netting arrangements at June 30, 2014.  PPL, LKE and LG&E had posted $22 million of cash collateral under master netting arrangements at December 31, 2013.

PPL Energy Supply posted an insignificant amount of cash collateral under master netting arrangements at June 30, 2014 and did not post any cash collateral at December 31, 2013.  PPL Electric and KU did not post any cash collateral under master netting arrangements at June 30, 2014 and December 31, 2013.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  There were no active cash flow hedges during the three and six months ended June 30, 2014.  At June 30, 2014, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $22 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three and six months ended June 30, 2014 and 2013.

For the three and six months ended June 30, 2014 and 2013, hedge ineffectiveness associated with energy derivatives was insignificant.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity also includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at June 30, 2014 range in maturity through 2019.

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

The unrealized gains (losses) for economic activity for the periods ended June 30 were as follows.

	Three Months		Six Months
	2014	2013	2014	2013
Operating Revenues
Unregulated wholesale energy	$(91)	$590	$(880)	$(232)
Unregulated retail energy	4	20	(22)	12
Operating Expenses
Fuel	7	(4)	6	(5)
Energy purchases	39	(479)	619	155

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Unregulated wholesale energy" on the Statements of Income, were $44 million and $58 million for the three and six months ended June 30, 2014 and were insignificant for the same periods in 2013.

Commodity Volumes

At June 30, 2014, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2014 (b)	2015	2016	Thereafter

Power	MWh	(20,439,732)	(26,034,375)	(2,187,131)	12,845,473
Capacity	MW-Month	(8,589)	(5,120)	501	9
Gas	MMBtu	66,064,719	40,183,723	55,354,593	37,786,174
Coal	Tons	45,000
FTRs	MW-Month	4,283	3,364
Oil	Barrels	68,966	363,660	322,777	269,438

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Represents balance of the current year.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At June 30, 2014, outstanding interest rate swap contracts range in maturity through 2026 for PPL's domestic interest rate swaps.  These swaps had an aggregate notional value of $475 million at June 30, 2014.

At June 30, 2014, PPL held a notional position in cross-currency interest rate swaps totaling $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended June 30, 2014, PPL had no hedge ineffectiveness associated with interest rate derivatives.  There were insignificant amounts of hedge ineffectiveness associated with interest rate derivatives for the six months ended June 30, 2014 and three and six months ended June 30, 2013.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  For the six months ended June 30, 2014, PPL had an insignificant amount reclassified associated with discontinued cash flow hedges.  There were no such reclassifications for the three months ended June 30, 2014 and the three and six months ended June 30, 2013.

At June 30, 2014, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(13) million.  Amounts are reclassified as the hedged interest payments are made.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the underlying hedged interest expense is recorded.  At June 30, 2014, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at June 30, 2014 had a notional amount of £306 million (approximately $494 million based on contracted rates).  The settlement dates of these contracts range from November 2014 through June 2016.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into GBP intercompany loans payable with PPL WEM subsidiaries that have GBP functional currency.  The loans qualify as a net investment hedge for the PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loans for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of OCI.  At June 30, 2014, the outstanding balances of the intercompany loans were £38 million (approximately $64 million based on spot rates).  For the three and six months ended June 30, 2014, PPL recognized an insignificant amount of net investment hedge gains (losses) on the intercompany loans in the foreign currency translation adjustment component of OCI.  For the three and six months ended June 30, 2013, PPL recognized an insignificant amount and $6 million of net investment hedge gains (losses) on the intercompany loans in the foreign currency translation adjustment component of OCI.

At June 30, 2014, PPL had $(16) million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to an insignificant amount at December 31, 2013.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At June 30, 2014, the total exposure hedged by PPL was approximately £1.7 billion (approximately $2.8 billion based on contracted rates).  These contracts had termination dates ranging from July 2014 through December 2016.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for PPL and PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2014 and December 31, 2013.  PPL and PPL Energy Supply have many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk but do not receive hedge accounting treatment.  As such, realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and PPL and PPL Energy Supply present gains (losses) on physical and financial commodity sales contracts in "Unregulated wholesale energy" or "Unregulated retail energy" and (gains) losses on physical and financial commodity purchase contracts in "Fuel" or "Energy purchases" on the Statements of Income.  Certain of the economic hedging strategies employed by PPL Energy Supply utilize a combination of financial purchases and sales contracts which are similarly reported gross as an expense and revenue, respectively, on the Statements of Income.  PPL Energy Supply records realized hourly net sales or purchases of physical power with PJM in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Notes 1 and 19 in each Registrant's 2013 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2014				December 31, 2013
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)				$4	$82			$4
Cross-currency swaps (b)		$5				$4
Foreign currency
contracts		22		95		16		55
Commodity contracts			$954	1,133			$860	750
Total current		27	954	1,232	82	20	860	809
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$1	12		38	9			32
Cross-currency swaps (b)		42				28
Foreign currency
contracts		5	2	54		4		31
Commodity contracts			420	347			328	320
Total noncurrent	1	59	422	439	9	32	328	383
Total derivatives	$1	$86	$1,376	$1,671	$91	$52	$1,188	$1,192

(a)	Represents the location on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2014.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(14)	$(60)	Interest expense	$(4)		$(9)	$2
Cross-currency swaps	9	(16)	Interest expense	1		1
Other income
			(expense) - net			(29)

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)

Commodity contracts			Unregulated wholesale
			energy	5		6
			Energy purchases	8		15
			Depreciation			1
Total	$(5)	$(76)		$10		$(15)	$2

Net Investment Hedges:
Foreign currency contracts	$(14)	$(18)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$(72)	$(96)
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Unregulated wholesale energy (a)	(91)	(3,135)
	Unregulated retail energy	12	(52)
	Fuel	8	7
	Energy purchases (b)	78	2,442
	Total	$(67)	$(838)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(6)

(a)
The six-month period ended June 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The six-month period ended June 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI, or regulatory assets and regulatory liabilities for the periods ended June 30, 2013.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$68	$77	Interest expense	$(4)		$(9)
Cross-currency swaps	(21)	52	Interest expense	1		1
			Other income
			(expense) - net	1		70
Commodity contracts			Unregulated
			wholesale energy	73		140	$1
			Energy purchases	(14)		(30)
			Depreciation	1		1
Total	$47	$129		$58		$173	$1

Net Investment Hedges:
Foreign currency contracts	$1	$17

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$4	$123
Interest rate swaps	Interest expense	(2)	(4)
Commodity contracts	Unregulated wholesale energy	740	34
	Unregulated retail energy	22	15
	Fuel	(3)	(2)
	Energy purchases	(599)	(13)
	Total	$162	$153

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$11	$15

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory liabilities - noncurrent	$48	$58

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2014		December 31, 2013
	Derivatives not designated		Derivatives not designated
	as hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	$954	$1,133	$860	$750
Total current	954	1,133	860	750
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	420	347	328	320
Total noncurrent	420	347	328	320
Total derivatives	$1,374	$1,480	$1,188	$1,070

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2014.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Commodity contracts			Unregulated wholesale
			energy	$5		$6
			Energy purchases	8		15
			Depreciation			1
Total				$13		$22

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Commodity contracts	Unregulated wholesale energy (a)	$(91)	$(3,135)
	Unregulated retail energy	12	(52)
	Fuel	8	7
	Energy purchases (b)	78	2,442
	Total	$7	$(738)

(a)
The six-month period ended June 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The six-month period ended June 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended June 30, 2013.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Unregulated
Commodity contracts			wholesale energy	$73		$140	$1
			Energy purchases	(14)		(30)
			Depreciation	1		1
Total				$60		$111	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Commodity contracts	Unregulated wholesale energy	$740	$34
	Unregulated retail energy	22	15
	Fuel	(3)	(2)
	Energy purchases	(599)	(13)
	Total	$160	$34

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

Derivative Instruments	Location of Gain (Loss)	Three Months	Six Months

Interest rate swaps	Regulatory liabilities - noncurrent	$24	$29

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$4		$4
Total current		4		4
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		38		32
Total noncurrent		38		32
Total derivatives		$42		$36
(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as hedging instruments recognized in income or regulatory assets for the periods ended June 30, 2014.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(6)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
June 30, 2014
PPL
Energy Commodities	$1,374	$1,176	$12	$186	$1,480	$1,176	$148	$156
Treasury Derivatives	3	3			277	3	55	219
Total	$1,377	$1,179	$12	$186	$1,757	$1,179	$203	$375

PPL Energy Supply
Energy Commodities	$1,374	$1,176	$12	$186	$1,480	$1,176	$148	$156

LKE
Treasury Derivatives	$42	$21	$21

LG&E
Treasury Derivatives	$42	$21	$21

December 31, 2013
PPL
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157
Treasury Derivatives	91	61		30	174	61	23	90
Total	$1,279	$973	$7	$299	$1,244	$973	$24	$247

PPL Energy Supply
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157

LKE
Treasury Derivatives	$36	$20	$16

LG&E
Treasury Derivatives	$36	$20	$16

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

(All Registrants except PPL Electric and KU)

At June 30, 2014, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

		PPL
	PPL	Energy Supply	LKE		LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$373	$155		$28	$28
Aggregate fair value of collateral posted on these derivative instruments	155	134		21	21
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	265	(b) 68	(b)	8	8

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.
(b)
During the second quarter of 2014, PPL Energy Supply experienced a downgrade in its corporate credit ratings to below investment grade.  Amounts related to PPL Energy Supply represent net liability positions subject to further adequate assurance features.

15.  Goodwill

(PPL)

The change in the carrying amount of goodwill for the six months ended June 30, 2014 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(All Registrants except PPL Electric)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2013	$705	$404	$252	$74	$178
Accretion expense	22	15	6	2	4
Obligations incurred	1		1		1
Changes in estimated cash flow or settlement date	4		4	1	3
Effect of foreign currency exchange rates	1
Obligations settled	(5)	(3)	(2)	(2)
Balance at June 30, 2014	$728	$416	$261	$75	$186

Substantially all of the ARO balances are classified as noncurrent at June 30, 2014 and December 31, 2013.

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

	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
NDT funds:
PPL and PPL Energy Supply
Cash and cash equivalents	$16			$16	$14			$14
Equity securities	272	$393		665	265	$363		628
Debt securities	218	11	$1	228	217	7	$3	221
Receivables/payables, net	2			2	1			1
Total NDT funds	$508	$404	$1	$911	$497	$370	$3	$864

Auction rate securities:
PPL	$17		$1	$16	$20		$1	$19
PPL Energy Supply	14		1	13	17		1	16

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at June 30, 2014 and December 31, 2013.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2014.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$8	$89	$60	$78	$235
Fair value	8	91	63	82	244

PPL Energy Supply
Amortized cost	$8	$89	$60	$75	$232
Fair value	8	91	63	79	241

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended June 30.

	Three Months		Six Months
	2014	2013	2014	2013
PPL and PPL Energy Supply
Proceeds from sales of NDT securities (a)	$38	$35	$65	$59
Other proceeds from sales			3
Gross realized gains (b)	5	3	8	7
Gross realized losses (b)	3	2	4	4

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

(PPL and PPL Energy Supply)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL
March 31, 2014	$120	$177	$67	$1	$(5)	$(1,790)	$1	$(1,429)
Amounts arising during the period	(3)	14	(1)			(2)		8
Reclassifications from AOCI		(1)	(5)		1	28		23
Net OCI during the period	(3)	13	(6)		1	26		31
June 30, 2014	$117	$190	$61	$1	$(4)	$(1,764)	$1	$(1,398)

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
December 31, 2013	$(11)	$173	$94	$1	$(6)	$(1,817)	$1	$(1,565)
Amounts arising during the period	128	19	(47)			(2)		98
Reclassifications from AOCI		(2)	14		2	55		69
Net OCI during the period	128	17	(33)		2	53		167
June 30, 2014	$117	$190	$61	$1	$(4)	$(1,764)	$1	$(1,398)

March 31, 2013	$(394)	$134	$114	$1	$(13)	$(1,989)	$1	$(2,146)
Amounts arising during the period	(7)	2	24					19
Reclassifications from AOCI		(1)	(36)		2	34		(1)
Net OCI during the period	(7)	1	(12)		2	34		18
June 30, 2013	$(401)	$135	$102	$1	$(11)	$(1,955)	$1	$(2,128)

December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)
Amounts arising during the period	(252)	25	86					(141)
Reclassifications from AOCI		(2)	(116)		3	68		(47)
Net OCI during the period	(252)	23	(30)		3	68		(188)
June 30, 2013	$(401)	$135	$102	$1	$(11)	$(1,955)	$1	$(2,128)

PPL Energy Supply
March 31, 2014		$177	$83		$(3)	$(179)		$78
Amounts arising during the period		14						14
Reclassifications from AOCI		(1)	(8)			2		(7)
Net OCI during the period		13	(8)			2		7
June 30, 2014		$190	$75		$(3)	$(177)		$85

December 31, 2013		$173	$88		$(4)	$(180)		$77
Amounts arising during the period		19						19
Reclassifications from AOCI		(2)	(13)		1	3		(11)
Net OCI during the period		17	(13)		1	3		8
June 30, 2014		$190	$75		$(3)	$(177)		$85

March 31, 2013		$134	$181		$(9)	$(261)		$45
Amounts arising during the period		2						2
Reclassifications from AOCI		(1)	(37)		1	4		(33)
Net OCI during the period		1	(37)		1	4		(31)
June 30, 2013		$135	$144		$(8)	$(257)		$14

December 31, 2012		$112	$211		$(10)	$(265)		$48
Amounts arising during the period		25						25
Reclassifications from AOCI		(2)	(67)		2	8		(59)
Net OCI during the period		23	(67)		2	8		(34)
June 30, 2013		$135	$144		$(8)	$(257)		$14

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	Three Months
	PPL		PPL Energy Supply		Affected Line Item on the
Details about AOCI	2014	2013	2014	2013	Statements of Income

Available-for-sale securities	$2	$1	$2	$1	Other Income (Expense) - net
Total Pre-tax	2	1	2	1
Income Taxes	(1)		(1)
Total After-tax	1	1	1	1

Qualifying derivatives
Interest rate swaps	(4)	(4)			Interest Expense
Cross-currency swaps		1			Other Income (Expense) - net
	1	1			Interest Expense
Energy commodities	5	73	5	73	Unregulated wholesale energy
	8	(14)	8	(14)	Energy purchases
		1		1	Other
Total Pre-tax	10	58	13	60

	Three Months
	PPL		PPL Energy Supply		Affected Line Item on the
Details about AOCI	2014	2013	2014	2013	Statements of Income
Income Taxes	(5)	(22)	(5)	(23)
Total After-tax	5	36	8	37

Defined benefit plans
Prior service costs	(2)	(3)		(1)
Net actuarial loss	(36)	(46)	(3)	(7)
Total Pre-tax	(38)	(49)	(3)	(8)
Income Taxes	9	13	1	3
Total After-tax	(29)	(36)	(2)	(5)

Total reclassifications during the period	$(23)	$1	$7	$33

	Six Months
	PPL		PPL Energy Supply		Affected Line Item on the
Details about AOCI	2014	2013	2014	2013	Statements of Income

Available-for-sale securities	$4	$3	$4	$3	Other Income (Expense) - net
Total Pre-tax	4	3	4	3
Income Taxes	(2)	(1)	(2)	(1)
Total After-tax	2	2	2	2

Qualifying derivatives
Interest rate swaps	(7)	(9)			Interest Expense
Cross-currency swaps	(29)	70			Other Income (Expense) - net
	1	1			Interest Expense
Energy commodities	6	140	6	140	Unregulated wholesale energy
	15	(30)	15	(30)	Energy purchases
	1	1	1	1	Other
Total Pre-tax	(13)	173	22	111
Income Taxes	(1)	(57)	(9)	(44)
Total After-tax	(14)	116	13	67

Defined benefit plans
Prior service costs	(4)	(5)	(2)	(3)
Net actuarial loss	(72)	(93)	(5)	(13)
Total Pre-tax	(76)	(98)	(7)	(16)
Income Taxes	19	27	3	6
Total After-tax	(57)	(71)	(4)	(10)

Total reclassifications during the period	$(69)	$47	$11	$59

19.  New Accounting Guidance Pending Adoption

(All Registrants)

Reporting of Discontinued Operations

In April 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and also changes the related presentation and disclosure requirements.  A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity.

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

Accounting for Revenue from Contracts with Customers

In May 2014, the FASB issued accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers.  This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

For public business entities, this guidance can be applied using either a full retrospective or modified retrospective transition method, beginning in annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted.  The Registrants will adopt this guidance effective January 1, 2017.

The Registrants are currently assessing the impact of adopting this guidance, as well as the transition method they will use.

Item 2.  Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

(All Registrants)

This "Item 2.  Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL Corporation and each of its Subsidiary Registrants.  Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant.  The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures.  Within combined disclosures, amounts are disclosed for any Registrant when significant.

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

•
"Results of Operations" for PPL provides a more detailed analysis of earnings by segment, and for the Subsidiary Registrants includes a summary of earnings.  For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2014 with the same periods in 2013.

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

PPL's principal subsidiaries are shown below (* denotes an SEC registrant):

PPL Corporation*

PPL Capital Funding

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania	PPL Energy Supply*

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky	KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky	PPL EnergyPlus ● Performs energy marketing and trading activities ● Purchases fuel	PPL Generation ● Engages in the competitive generation of electricity, primarily in Pennsylvania and Montana

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment	Supply Segment

PPL's reportable segments' results primarily represent the results of its related Subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrants.  The U.K. Regulated segment does not have a related Subsidiary Registrant.

(PPL and PPL Energy Supply)

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded, independent power producer named Talen Energy.  See "Business Strategy" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" below for additional information.

(PPL Energy Supply)

PPL Energy Supply, headquartered in Allentown, Pennsylvania is an indirect wholly owned subsidiary of PPL and is an energy company that through its principal subsidiaries is primarily engaged in the competitive generation and marketing of electricity in two key markets - the northeastern and northwestern U.S.  PPL Energy Supply's principal subsidiaries are PPL EnergyPlus, its marketing and trading subsidiary, and PPL Generation, the owner of its generating facilities in Pennsylvania and Montana.

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

Business Strategy

(PPL and PPL Energy Supply)

In recognition of the dramatic changes in the wholesale power markets, PPL performed an in-depth analysis of its business mix to determine the best available opportunities to maximize the value of its competitive generation business for shareowners.  As a result, in June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded, independent power producer named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off PPL Energy Supply to PPL shareowners and simultaneously combine that business with RJS Power.  Upon closing, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy and PPL's shareowners will receive a number of Talen Energy shares at closing based on the number of PPL shares owned as of the spinoff record date.  The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.  The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of certain regulatory approvals by the NRC, the FERC, the DOJ and the PUC.  In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn capacity after excluding any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions then outstanding, under a Talen Energy (or its subsidiaries) revolving credit or similar facility.  The transaction is expected to close in the first or second quarter of 2015.  Talen Energy will own and operate a diverse mix of approximately 14,000 MW (after proposed divestitures to meet FERC market power tests) of generating capacity in certain U.S. competitive energy markets primarily in PJM and ERCOT.

Following the transaction, PPL will focus solely on its regulated utilities businesses in the U.K., Kentucky and Pennsylvania, serving more than 10 million customers.  PPL intends to maintain a strong balance sheet and to manage its finances consistent with maintaining investment grade credit ratings and providing a competitive total shareowner return, including an attractive dividend.  In connection with the transaction, and following any required transition services period, PPL is targeting to reduce its annual corporate support costs by an estimated $185 million.  This includes $110 million of corporate support costs to be transferred to Talen Energy and $75 million from workforce reduction and other corporate cost savings.

See "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" and "Part II.  Other Information - Item 1A. Risk Factors" below for additional information.

The strategy for PPL Energy Supply is to optimize the value from its competitive generation asset and marketing portfolios while mitigating near-term volatility in both cash flows and earnings.  PPL Energy Supply endeavors to do this by matching energy supply with load, or customer demand, under contracts of varying durations with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply is focused on maintaining profitability and positive cash flow during this current period of low energy and capacity prices.

(All Registrants except PPL Energy Supply)

The strategy for the regulated businesses of WPD, PPL Electric, LKE, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs.

These regulated businesses also focus on providing competitively priced energy to customers and achieving stable, long-term growth in earnings and rate base, or RAV, as applicable.  Both rate base and RAV are expected to grow for the foreseeable future as a result of significant capital expenditure programs to maintain existing assets and to improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to electricity generation facilities.  Future RAV for WPD will also be affected by RIIO-ED1, effective April 1, 2015, as the recovery period for assets placed in service after that date will be extended from 20 to 45 years.  In addition, incentive targets have been adjusted in RIIO-ED1, resulting in lower overall incentive revenues available to be earned.  See "Financial and Operational Developments - Other Financial and Operational Developments - RIIO-ED1 - Fast Tracking" below for additional information.

Recovery of capital project costs is attained through various rate-making mechanisms, including periodic base rate case proceedings, FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms.  In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.  In Pennsylvania, the FERC transmission formula rate, DSIC mechanism and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.  See "Item 1. Business - Segment Information - U.K. Regulated Segment - Revenues and Regulation" in PPL's 2013 Form 10-K for changes to the regulatory framework in the U.K. applicable to WPD beginning in April 2015.

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

(All Registrants)

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain targeted credit profiles and liquidity positions.  In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units.  To manage these risks, PPL generally uses contracts such as forwards, options, swaps and insurance contracts.

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segments for the periods ended June 30 were as follows.

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change

U.K. Regulated	$187	$245	(24)	$393	$558	(30)
Kentucky Regulated	58	49	18	165	134	23
Pennsylvania Regulated	52	45	16	137	109	26
Supply	5	77	(94)	(70)	31	(326)
Corporate and Other (a)	(73)	(11)	564	(80)	(14)	471
Net Income Attributable to
PPL Shareowners	$229	$405	(43)	$545	$818	(33)

EPS - basic	$0.35	$0.68	(49)	$0.84	$1.39	(40)
EPS - diluted (b)	$0.34	$0.63	(46)	$0.83	$1.28	(35)

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.  2014 includes certain costs related to the anticipated spinoff of PPL Energy Supply.  See the following table of special items for additional information.

(b)	See "2011 Equity Units" below and Note 4 to the Financial Statements for information on the Equity Units' impact on the calculation of diluted EPS.

The following after-tax gains (losses), in total, which management considers special items, impacted the results of PPL's reportable segments for the periods ended June 30.  See PPL's "Results of Operations - Segment Earnings" for details of each segment's special items.

	Three Months			Six Months
	2014	2013	Change	2014	2013	Change

U.K. Regulated	$(33)	$19	$(52)	$(91)	$94	$(185)
Kentucky Regulated	1	1		1	2	(1)
Pennsylvania Regulated	(4)		(4)	(4)		(4)
Supply	(36)	74	(110)	(185)	(43)	(142)
Corporate and Other (a)	(56)		(56)	(56)		(56)
Total PPL	$(128)	$94	$(222)	$(335)	$53	$(388)

(a)
Includes $46 million of deferred income tax expense to adjust valuation allowances on deferred tax assets for state net operating loss carryforwards and $10 million, after-tax, of transactions costs related to the anticipated spinoff of PPL Energy Supply.  See Note 8 to the Financial Statements for additional information.

The changes in PPL's reportable segments results for the three and six-months ended June 30, 2014 compared with 2013, excluding the impact of special items, were due to the following factors (on an after-tax basis):

•
Decrease at the U.K. Regulated segment for the three-month period was primarily due to higher U.S. income taxes due to a 2013 favorable tax ruling and the adverse impact of weather on utility revenues, partially offset by higher utility revenues from the April 1, 2014 and 2013 price increases and lower pension expense.  Increase for the six-month period was primarily due to higher utility revenues from the April 1, 2014 and 2013 price increases, lower pension expense and lower U.K. income taxes, partially offset by the adverse impact of weather on utility revenues, higher U.S. income taxes due to a 2013 favorable tax ruling, higher network maintenance and higher depreciation expense.

•
Increase at the Kentucky Regulated segment for the three-month period was primarily due to returns on additional environmental capital investments, partially offset by higher operation and maintenance expense.  Increase for the six-month period was primarily due to returns on additional capital investments and higher sales volumes due to unusually cold weather in the first quarter of 2014, partially offset by higher operation and maintenance expense driven by storm-related expenses and timing of generation maintenance outages.

•
Increases at the Pennsylvania Regulated segment for the three and six-month periods were primarily due to higher transmission margins from returns on additional capital investments and the recovery of additional costs through FERC formula based rates, partially offset by higher interest expense.  Increase for the six-month period also includes higher distribution margins primarily due to unusually cold weather in the first quarter of 2014, returns on additional distribution improvement capital investments and a benefit from a change in estimate of a regulatory liability.

•
Increases at the Supply segment for the three and six-month periods were primarily due to unrealized gains on certain commodity positions, higher Eastern margins from higher capacity prices, improved availability of baseload power plants and lower interest expense, partially offset by lower baseload energy prices.  Earnings for the six-month period were also favorably impacted by net benefits from unusually cold weather in the first quarter of 2014, partially offset by lower western U.S. margins.

See "Results of Operations" below for further discussion of PPL's reportable segments and analysis of results of operations.

2014 Outlook

(PPL)

Excluding special items, lower earnings are expected in 2014 compared with 2013, primarily due to lower energy margins in the Supply segment.  The factors underlying these projections by segment and Subsidiary Registrant are discussed below (on an after-tax basis).

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

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, higher earnings are projected in 2014 compared with 2013, primarily driven by higher transmission margins, returns on distribution improvement capital investments and a benefit from a change in estimate of a regulatory liability, partially offset by higher financing costs and higher income taxes.

(PPL's Supply Segment and PPL Energy Supply)

Excluding special items, lower earnings are projected in 2014 compared with 2013, primarily driven by lower energy and capacity prices, partially offset by the net benefits due to unusually cold weather in the first quarter of 2014, lower financing costs and lower income taxes.

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

Other Financial and Operational Developments

Economic and Market Conditions

(All Registrants except PPL Electric)

The businesses of PPL Energy Supply, LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to coal combustion residuals, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These and other stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL, PPL Energy Supply, LKE, LG&E and KU, to announce plans to either temporarily or permanently close, or place in long-term reserve status, and/or impair certain of their coal-fired generating plants.

(PPL and PPL Energy Supply)

In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither was impaired as of December 31, 2013.  There were no events or changes in circumstances that indicated a recoverability test was required to be performed in 2014.  The carrying value of the Pennsylvania coal-fired generation assets was $2.5 billion as of June 30, 2014 ($1.3 billion for Brunner Island and $1.2 billion for Montour).

As a result of current economic and market conditions, the announced transaction with affiliates of Riverstone to form Talen Energy, PPL Energy Supply's current sub-investment grade credit rating and Talen Energy's expected sub-investment grade credit rating, PPL Energy Supply is reviewing its business and operational plans.  This review includes capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels.  See "Margins - Changes in Non-GAAP Financial Measures - Unregulated Gross Energy Margins" below for additional information on energy margins.  Full-year 2014 energy margins are projected to be lower compared to 2013 due to a higher average hedge price in 2013, partially offset by higher pricing on unhedged generation.

(All Registrants)

The Registrants cannot predict the impact that future economic and market conditions and regulatory requirements may have on their financial condition or results of operations.

Anticipated Spinoff of PPL Energy Supply

(PPL, PPL Energy Supply and PPL Electric)

Following the announcement of the transaction to form Talen Energy as discussed in "Business Strategy" above, efforts have been initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans are expected to be completed by the end of 2014.  As a result, charges for employee separation and related costs are anticipated to be recorded in future periods.  The separation costs to be incurred include cash severance compensation, lump sum COBRA reimbursement payments, accelerated stock-based compensation vesting, pro-rated performance-based cash incentive and stock-based compensation awards and outplacement services.  At present, there is considerable uncertainty as to the range of costs that will be incurred and when those costs will be recognized, as the amount of each category of costs will depend on the number of employees leaving the company, current position and compensation level, years of service and expected separation date.  Additionally, certain of these costs are expected to be reimbursed to PPL by Talen Energy upon closing of the transaction.  As a result, a range of the separation costs associated with the spinoff transaction and the timing of when those costs will be recognized cannot be reasonably estimated at this time but could be material.

(PPL)

As a result of the spinoff announcement, PPL recorded $46 million of deferred income tax expense during the three and six months ended June 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

In addition, PPL recorded $16 million of third-party costs during the three and six months ended June 30, 2014 related to this transaction in "Other Income (Expense) - net" on the Statement of Income, primarily for investment bank advisory, legal, consulting and accounting fees.  PPL cannot currently estimate a range of total third-party costs that will ultimately be incurred; however, additional costs of at least $26 million will be recognized upon closing of the transaction.

The assets and liabilities of PPL Energy Supply will continue to be classified as "held and used" on PPL's Balance Sheet until the closing of the transaction.  The spinoff announcement was evaluated and determined not to be an event or a change in circumstance that required a recoverability test or a goodwill impairment assessment.  However, an impairment loss could be recognized by PPL at the spinoff date if the aggregate carrying amount of PPL Energy Supply's assets and liabilities exceeds its aggregate fair value at that date.  PPL cannot currently predict whether an impairment loss will be recorded at the spinoff date.

(PPL Energy Supply)

PPL Energy Supply will treat the combination with RJS Power as an acquisition, as PPL Energy Supply will be considered the accounting acquirer in accordance with business combination accounting guidance.

Montana Hydro Sale Agreement (PPL and PPL Energy Supply)

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern 633 MW of hydroelectric generating facilities located in Montana for $900 million in cash, subject to certain adjustments.  In April 2014, the DOJ and Federal Trade Commission granted early termination of PPL Montana's and NorthWestern's notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  The sale remains subject to closing conditions, including receipt of regulatory approvals by the FERC and the MPSC and certain third-party consents.  The sale is not expected to close before the fourth quarter of 2014.

(PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the methodology to be used by all network operators to calculate the final line loss incentives and penalties for the DPCR4, which ended in March 2010.  As a result, in the first quarter of 2014 WPD recorded an increase of $65 million to its existing liability with a reduction to "Utility" revenues on the Statement of Income.  In June 2014, WPD applied for judicial review of certain of Ofgem's decisions related to closing out the DPCR4 line loss mechanism.  The primary relief sought is for Ofgem to reconsider the overall proportionality of penalties imposed on WPD.  The entire process could last through the second quarter of 2015.  WPD's total recorded liability at June 30, 2014 was $106 million, all of which will be refunded to customers beginning April 1, 2015 through March 31, 2019.  See Note 6 to the Financial Statements for additional information.

RIIO-ED1 - Fast Tracking

In February 2014, WPD elected to accept the decision of Ofgem to set the real cost of equity to be used during the RIIO-ED1 period at 6.4% compared to 6.7% proposed by WPD, and remain in the fast-track process.  The change in the cost of equity is not expected to have a significant impact on the results of operations for PPL.  Also, in February 2014, Ofgem published formal confirmation that WPD's Business Plans submitted by its four DNOs have been accepted as submitted, or "fast-tracked," for the eight-year price control period starting April 1, 2015.  Fast tracking affords several benefits to the WPD DNOs including the ability to collect additional revenue equivalent to 2.5% of total annual expenditure during the eight-year price control period, or approximately $35 million annually, greater revenue certainty and a higher level of cost savings retention.  The deadline to challenge the fast tracking occurred in June 2014 and no third parties have filed objections.  See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2013 Form 10-K for additional information on RIIO-ED1.

Distribution Revenue Reduction

As discussed in PPL's 2013 Form 10-K, in December 2013, WPD and other U.K. DNOs announced agreements with the U.K. Department of Energy and Climate Change and Ofgem to a reduction of £5 per residential customer of electricity distribution revenues that otherwise would have been collected in the regulatory year beginning April 1, 2014.  Full recovery of the revenue reduction, together with the associated carrying cost, was expected to occur during the regulatory year beginning April 1, 2015 for three of the WPD DNOs, and over the eight year RIIO-ED1 regulatory period for the fourth DNO.  However, in July 2014, Ofgem decided that full recovery will occur for all WPD DNOs in the regulatory year beginning April 1, 2016.  PPL projects that, as a result of this change and changes in foreign exchange rate assumptions, 2014 and 2015 earnings for its U.K. Regulated segment will now be adversely affected by $31 million and $16 million, respectively, and earnings for 2016 will be positively affected by $33 million with the remainder to be recovered in later periods.

2011 Equity Units

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million 3.184% of Junior Subordinated Notes due 2019.  Simultaneously the newly issued Junior Subordinated Notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044.  In May 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts.  PPL received net cash proceeds of $978 million, which were used to repay short-term debt and for general corporate purposes.

Kerr Dam Project Arbitration Decision and Impairment (PPL Energy Supply)

PPL Montana holds a joint operating license issued for the Kerr Dam Project.  The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project.  The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013.  In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes to PPL Montana is $18 million.  As a result of the decision, in the first quarter of 2014 PPL Energy Supply performed a recoverability test on the Kerr Dam Project and recorded an impairment charge of $18 million ($10 million after-tax) to reduce the carrying amount to its fair value, at that time, of $29 million.  See Note 13 to the Financial Statements for additional information.

Susquehanna Turbine Blade Inspection (PPL and PPL Energy Supply)

PPL Susquehanna continues to make modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  In March 2014, Unit 2 completed its planned turbine inspection outage to replace blades.  Unit 1 completed its planned refueling and turbine inspection outage in June 2014.  Similar blade replacements were completed and modifications will also be implemented to reduce the likelihood of blade cracking, including the installation of shorter last stage blades on one of the low pressure turbines.  In June 2014, Unit 2 was shut down for blade inspection and replacement, as well as additional maintenance.  Unit 2 returned to service in early July and the financial impact of the Unit 2 outage was not material.  PPL Susquehanna will continue to monitor blade performance and work with the turbine manufacturer to identify and resolve the issues causing the blade cracking.

Regional Transmission Expansion Plan (PPL and PPL Electric)

On July 31, 2014, PPL Electric announced that it had submitted a proposal to PJM to build a new regional transmission line pursuant to the competitive solicitation process authorized by FERC Order 1000.  The proposed line would run from western Pennsylvania into New York and New Jersey and also south into Maryland, covering approximately 725 miles.  The line would help ensure adequate supplies of electricity to replace existing coal-fired power plants that are expected to retire.  As proposed, the project would begin in 2017 and the line would be in operation between 2023 and 2025.  The project is estimated to cost $4 billion to $6 billion.

Storm Damage Expense Rider (SDER) (PPL Electric)

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed SDER.  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  On April 3, 2014, the PUC issued a final order approving the SDER.  The SDER will be effective January 1, 2015 and will initially include actual storm costs compared to collections from December 2013 through November 2014.  As a result of the order, PPL Electric reduced its regulatory liability by $12 million related to collections in excess of costs incurred from January 1, 2013 to November 30, 2013 that are not required to be refunded to customers.  Also, as part of the order, PPL Electric can recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 2015.  On June 20, 2014, the Office of Consumer Advocate filed a petition for review of the April 2014 order with the Commonwealth Court of Pennsylvania.  The case remains pending. See "Pennsylvania Activities - Storm Damage Expense Rider" in Note 6 to the Financial Statements for additional information.

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014 subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts, such terminations to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts.  KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment.  The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins) and a reconciliation of non-GAAP financial measures to "Operating Income."  The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2014 with the same periods in 2013.  "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

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

(Subsidiary Registrants)

The discussion for each of PPL Energy Supply, PPL Electric, LKE, LG&E and KU provides a summary of earnings.  The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and six months ended June 30, 2014 with the same periods in 2013.  "Earnings, Margins and Statement of Income Analysis" are presented separately for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL:  Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.  The U.K. Regulated segment represents 72% of Net Income Attributable to PPL Shareowners for the six months ended June 30, 2014 and 34% of PPL's assets at June 30, 2014.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change

Utility revenues	$659	$559	18	$1,296	$1,197	8
Energy-related businesses	13	13		24	23	4
Total operating revenues	672	572	17	1,320	1,220	8
Other operation and maintenance	117	112	4	225	229	(2)
Depreciation	87	72	21	170	146	16
Taxes, other than income	40	36	11	78	73	7
Energy-related businesses	8	7	14	15	14	7
Total operating expenses	252	227	11	488	462	6
Other Income (Expense) - net	(72)	4	(1,900)	(96)	124	(177)
Interest Expense	115	104	11	237	211	12
Income Taxes	46		n/a	106	113	(6)
Net Income Attributable to PPL Shareowners	$187	$245	(24)	$393	$558	(30)

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special and effects of foreign currency exchange on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	Three Months	Six Months

U.K.
Utility revenues	$14	$54
Other operation and maintenance	6	13
Depreciation	(7)	(13)
Interest expense	(5)	(9)
Other		(3)
Income taxes		(3)
U.S.
Interest expense and other	1	(3)
Income taxes	(18)	(21)
Foreign currency exchange, after-tax	3	5
Special items, after-tax	(52)	(185)
Total	$(58)	$(165)

U.K.

•
Higher utility revenues for the three-month period primarily due to a $52 million impact from the April 1, 2014 and 2013 price increases, partially offset by $33 million of lower volume due primarily to weather.

Higher utility revenues for the six-month period primarily due to a $120 million impact from the April 1, 2014 and 2013 price increases, partially offset by $56 million of lower volume due primarily to weather and $7 million from adverse customer mix.

•
Lower other operation and maintenance for the six-month period primarily due to $17 million of lower pension expense and $9 million of lower engineering management expense, partially offset by $16 million of higher network maintenance expense.

•	Higher depreciation expense for the three and six-month periods primarily due to PP&E additions.

•	Higher interest expense for the three and six-month periods primarily due to the October 2013 debt issuance.

U.S.

•
Higher income taxes for the three and six-month periods primarily due to a $19 million 2013 adjustment related to a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2014	2013	2014	2013

	Other Income
Foreign currency-related economic hedges, net of tax of $18, $3, $21, ($39) (a)	(Expense)-net	$(33)	$(5)	$(39)	$73
WPD Midlands acquisition-related adjustments:
	Other Operation
Separation benefits, net of tax of $0, $0, $0, $1	and Maintenance				(1)
	Other Operation
Other acquisition-related adjustments, net of tax of $0, $0, $0, $0	and Maintenance				(2)
Other:
Windfall Profits Tax litigation (b)	Income Taxes		43		43
Change in WPD line loss accrual, net of tax of $0, $5, $13, $5 (c)	Utility Revenues		(19)	(52)	(19)
Total		$(33)	$19	$(91)	$94
(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling, by the U.S. Court of Appeals for the Third Circuit, concerning the creditability for income tax purposes of the U.K. Windfall Profits Tax.  As a result of the U.S. Supreme Court ruling, PPL recorded an income tax benefit during the three and six months ended June 30, 2013.  See Note 5 to the Financial Statements for additional information.

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

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas in Kentucky.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.  The Kentucky Regulated segment represents 30% of Net Income Attributable to PPL Shareowners for the six months ended June 30, 2014 and 25% of PPL's assets at June 30, 2014.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change

Utility revenues	$722	$682	6	$1,656	$1,482	12
Fuel	231	216	7	508	447	14
Energy purchases	36	37	(3)	160	123	30
Other operation and maintenance	206	197	5	412	394	5
Depreciation	87	83	5	173	165	5
Taxes, other than income	13	12	8	26	24	8
Total operating expenses	573	545	5	1,279	1,153	11
Other Income (Expense) - net	(2)		n/a	(4)	(2)	100
Interest Expense	53	61	(13)	108	116	(7)
Income Taxes	36	28	29	100	78	28
Income (Loss) from Discontinued Operations		1	(100)		1	(100)
Net Income Attributable to PPL Shareowners	$58	$49	18	$165	$134	23

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of these special items.

	Three Months	Six Months

Kentucky Gross Margins	$24	$74
Other operation and maintenance	(7)	(18)
Depreciation	(4)	(7)
Interest expense	8	8
Other	(4)	(3)
Income taxes	(8)	(22)
Special items, after-tax		(1)
Total	$9	$31

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•
Higher other operation and maintenance for the three month period primarily due to $3 million of higher costs due to the timing and scope of scheduled generation maintenance outages and higher storm expenses of $3 million.

•
Higher other operation and maintenance for the six month period primarily due to $6 million of higher costs due to the timing and scope of scheduled generation maintenance outages and higher storm expenses of $9 million.

•	Higher depreciation expense for the three and six month periods primarily due to PP&E additions, net.

•
Lower interest expense for the three and six month periods primarily due to the remarketing of the PPL Capital Funding Junior Subordinated Notes component of the 2010 Equity Units and simultaneous exchange into Senior Notes in the second quarter of 2013 partially offset by increased expense due to the issuance of $500 million First Mortgage Bonds in November 2013.

•	Higher income taxes for the three and six month periods primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2014	2013	2014	2013

EEI adjustments, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense)-net	$1		$1	$1
LKE discontinued operations	Discontinued Operations		$1		1
Total		$1	$1	$1	$2

(a)	Impact recorded at KU.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.  In addition, certain financing costs are allocated to the Pennsylvania Regulated segment.  The Pennsylvania Regulated segment represents 25% of Net Income Attributable to PPL Shareowners for the six months ended June 30, 2014 and 15% of PPL's assets at June 30, 2014.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change

Utility revenues	$449	$414	8	$1,041	$927	12
Energy purchases
External	114	120	(5)	303	292	4
Intersegment	21	12	75	48	26	85
Other operation and maintenance	135	124	9	269	257	5
Depreciation	45	44	2	90	87	3
Taxes, other than income	23	22	5	55	52	6
Total operating expenses	338	322	5	765	714	7
Other Income (Expense) - net	1	2	(50)	3	3
Interest Expense	29	25	16	58	50	16
Income Taxes	31	24	29	84	57	47
Net Income Attributable to PPL Shareowners	$52	$45	16	$137	$109	26

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins and a certain item that management considers special on separate lines and not in their respective Statement of Income line items.  See below for additional detail of the special item.

	Three Months	Six Months

Pennsylvania Gross Delivery Margins	$28	$73
Depreciation	(2)	(4)
Interest expense	(4)	(8)
Other	(1)
Income taxes	(10)	(29)
Special item, after-tax	(4)	(4)
Total	$7	$28

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Higher interest expense for the three and six-month periods primarily due to the issuance of first mortgage bonds in July 2013.

•	Higher income taxes for the three and six-month periods primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers a special item, also impacted the Pennsylvania Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2014	2013	2014	2013

	Other Operation
Separation benefits, net of tax of $2, $0, $2, $0 (a)	and Maintenance	$(4)		$(4)

(a)
In June 2014, PPL Electric's largest IBEW local ratified a new three-year labor agreement.  In connection with the new agreement, estimated bargaining unit one-time voluntary retirement benefits were recorded.  See Note 10 to the Financial Statements for additional information.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's wholesale, retail, marketing and trading activities, as well as its competitive generation operations.  In addition, certain financing and other costs are allocated to the Supply segment.  The Supply segment represents negative 13% of Net Income Attributable to PPL Shareowners for the six months ended June 30, 2014 and 25% of PPL's assets at June 30, 2014.

In June 2014, PPL and PPL Energy Supply, which primarily represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded, independent power producer named Talen Energy.  Upon completion of this transaction, PPL will no longer have a Supply segment.  See Note 8 to the Financial Statements for additional information.

Net Income Attributable to PPL Shareowners for the periods ended June 30 includes the following results:

	Three Months			Six Months
	2014	2013	% Change	2014	2013	% Change
Energy revenues
External (a) (b)	$872	$1,658	(47)	$(206)	$2,039	(110)
Intersegment	21	12	75	48	26	85
Energy-related businesses	155	122	27	280	235	19
Total operating revenues	1,048	1,792	(42)	122	2,300	(95)
Fuel (a)	259	224	16	741	522	42
Energy purchases (a) (c)	203	898	(77)	(1,601)	699	(329)
Other operation and maintenance	296	270	10	554	505	10
Depreciation	82	79	4	162	157	3
Taxes, other than income	16	16		37	33	12
Energy-related businesses	155	118	31	279	228	22
Total operating expenses	1,011	1,605	(37)	172	2,144	(92)
Other Income (Expense) - net	8	12	(33)	14	16	(13)
Interest Expense	50	60	(17)	98	120	(18)
Income Taxes	(10)	62	(116)	(64)	21	(405)
Net Income Attributable to PPL Shareowners	$5	$77	(94)	$(70)	$31	(326)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)
The six-month period ended June 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(c)
The six-month period ended June 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

The changes in the results of the Supply segment between these periods were due to the factors set forth below, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of these special items.

	Three Months	Six Months

Unregulated Gross Energy Margins	$47	$54
Other operation and maintenance		(3)
Depreciation	(3)	(5)
Interest expense	11	23
Other	(8)	(8)
Income taxes	(9)	(20)
Special items, after-tax	(110)	(142)
Total	$(72)	$(101)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•	Lower interest expense for the three and six-month periods primarily due to the repayment of debt in July and December 2013.

•	Higher income taxes for the three and six-month periods primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2014	2013	2014	2013

Adjusted energy-related economic activity - net, net of tax of $16, ($51), $111, $28	(a)	$(23)	$76	$(162)	$(41)
	Other Operation
Kerr Dam Project impairment, net of tax of $0, $0, $7, $0 (b)	and Maintenance			(10)
Other:
Change in tax accounting method related to repairs	Income Taxes		(3)		(3)
	Other Operation
Counterparty bankruptcy, net of tax of $0, ($1), $0, ($1)	and Maintenance		1		1
	Other Operation
Separation benefits, net of tax of $9, $0, $9, $0 (c)	and Maintenance	(13)		(13)
Total		$(36)	$74	$(185)	$(43)

(a)
Represents unrealized gains (losses), after-tax, on economic activity.  See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  Amounts have been adjusted for option premiums of $2 million, $0, $4 million and $1 million.

(b)	See Note 13 to the Financial Statements for additional information.
(c)
In June 2014, PPL Energy Supply's largest IBEW local ratified a new three-year labor agreement.  In connection with the new agreement, estimated bargaining unit one-time voluntary retirement benefits were recorded.  See Note 10 to the Financial Statements for additional information.

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

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's and PPL Energy Supply's competitive energy activities, which are managed on a geographic basis.  In calculating this measure, energy revenues, including operating revenues associated with certain businesses classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, recorded in "Taxes, other than income," and operating expenses associated with certain businesses classified as discontinued operations.  This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Unregulated wholesale energy", "Unregulated retail energy" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Unregulated wholesale energy to affiliate" in PPL Energy Supply's reconciliation table).  "Unregulated Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Adjusted energy-related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options.  Unrealized gains and losses related to this activity are deferred and included in "Unregulated Gross Energy Margins" over the delivery period of the item that was hedged or upon realization.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and report their results of operations.  Management believes these measures provide additional useful criteria to make investment decisions.  These performance measures are used, in conjunction with other information, by senior management and PPL's Board of Directors to manage the operations, analyze actual results compared with budget and, in certain cases, to measure certain corporate financial goals used to determine variable compensation.

Reconciliation of Non-GAAP Financial Measures

The following table contains the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2014 Three Months						2013 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$722	$449		$659	(c)	$1,830	$682	$414		$559	(c)	$1,655
PLR intersegment utility
revenue (expense) (d)		(21)	$21					(12)	$12
Unregulated wholesale energy			684	(93)	(e)	591			812	589	(e)	1,401
Unregulated retail energy			277	3	(e)	280			237	20	(e)	257
Energy-related businesses				173		173				137		137
Total Operating Revenues	722	428	982	742		2,874	682	402	1,061	1,305		3,450

Operating Expenses
Fuel	231		266	(6)	(e)	491	216		223	2	(e)	441
Energy purchases	36	114	246	(45)	(e)	351	37	120	420	474	(e)	1,051
Other operation and
maintenance	25	23	6	687		741	23	21	3	651		698
Depreciation	2			310		312	2			284		286
Taxes, other than income		21	10	62		93		19	10	57		86
Energy-related businesses			2	166		168				130		130
Total Operating Expenses	294	158	530	1,174		2,156	278	160	656	1,598		2,692
Total	$428	$270	$452	$(432)		$718	$404	$242	$405	$(293)		$758

	2014 Six Months						2013 Six Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$1,656	$1,041		$1,295	(c)	$3,992	$1,482	$927		$1,196	(c)	$3,605
PLR intersegment utility
revenue (expense) (d)		(48)	$48					(26)	$26
Unregulated wholesale energy			47	(885)	(e)	(838)			1,778	(234)	(e)	1,544
Unregulated retail energy			655	(26)	(e)	629			483	11	(e)	494
Energy-related businesses				314		314				264		264
Total Operating Revenues	1,656	993	750	698		4,097	1,482	901	2,287	1,237		5,907

Operating Expenses
Fuel	508		747	(6)	(e)	1,249	447		522	1	(e)	970
Energy purchases	160	303	(973)	(633)	(e)	(1,143)	123	292	857	(164)	(e)	1,108
Other operation and
maintenance	48	48	13	1,329		1,438	48	43	8	1,275		1,374
Depreciation	3			614		617	2			568		570
Taxes, other than income	1	50	23	123		197		47	18	117		182
Energy-related businesses			4	302		306				252		252
Total Operating Expenses	720	401	(186)	1,729		2,664	620	382	1,405	2,049		4,456
Total	$936	$592	$936	$(1,031)		$1,433	$862	$519	$882	$(812)		$1,451

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the periods ended June 30 as well as the change between periods.  The factors that gave rise to the changes are described following the table.

	Three Months			Six Months
	2014	2013	Change	2014	2013	Change

Kentucky Regulated
Kentucky Gross Margins
LG&E	$196	$183	$13	$422	$385	$37
KU	232	221	11	514	477	37
LKE	$428	$404	$24	$936	$862	$74

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$189	$183	$6	$438	$407	$31
Transmission	81	59	22	154	112	42
Total	$270	$242	$28	$592	$519	$73

Supply
Unregulated Gross Energy Margins
Eastern U.S.	$400	$349	$51	$835	$769	$66
Western U.S.	52	56	(4)	101	113	(12)
Total	$452	$405	$47	$936	$882	$54

Kentucky Gross Margins

Kentucky Gross Margins increased for the three months ended June 30, 2014 compared with 2013 primarily due to returns on additional environmental capital investments of $14 million ($6 million at LG&E and $8 million at KU), and higher volumes of $5 million at LG&E.  The change in volumes was primarily attributable to favorable weather conditions in 2014.

Kentucky Gross Margins increased for the six months ended June 30, 2014 compared with 2013 primarily due to returns on additional environmental capital investments of $27 million ($11 million at LG&E and $16 million at KU), higher volumes of $25 million ($7 million at LG&E and $18 million at KU), higher demand revenue of $9 million ($5 million at LG&E and $4 million at KU) and higher off-system sales at LG&E of $7 million.  The changes in volumes and demand revenue were primarily attributable to unusually cold weather conditions in the first quarter of 2014.

Pennsylvania Gross Delivery Margins

Distribution

Margins increased for the six months ended June 30, 2014 compared with 2013 primarily due to a $12 million benefit from a change in estimate of a regulatory liability, a $10 million favorable effect of unusually cold weather in the first quarter of 2014 and a $9 million favorable effect of distribution improvement capital investments.  See "Pennsylvania Activities - Storm Damage Expense Rider" in Note 6 to the Financial Statements for additional information.

Transmission

Margins increased for the three and six months ended June 30, 2014 compared with 2013 primarily due to increased investment in plant and the recovery of additional costs through the FERC formula based rates.

Unregulated Gross Energy Margins

Eastern U.S.

Eastern margins increased for the three months ended June 30, 2014 compared with 2013 primarily due to favorable asset availability of $76 million, unrealized gains on certain commodity positions of $42 million and higher capacity prices of $27 million, partially offset by lower baseload energy prices of $109 million.

Eastern margins increased for the six months ended June 30, 2014 compared with 2013 primarily due to higher capacity prices of $101 million, unrealized gains on certain commodity positions of $60 million and favorable asset availability of $50 million, partially offset by lower baseload energy prices of $201 million.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets.  Due to these market dynamics, PPL Energy Supply captured opportunities on unhedged generation, which were primarily offset by under-hedged full-requirement sales contracts and retail electric.  The net benefit, due to the aforementioned weather and related market dynamics, was $38 million for the six months ended June 30, 2014 compared with 2013.

Western U.S.

Western margins decreased for the six months ended June 30, 2014 compared with 2013 primarily due to lower availability of coal units.

Statement of Income Analysis --

Utility Revenues

The increase (decrease) in utility revenues for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months
Domestic:
PPL Electric (a)	$35	$114
LKE (b)	40	174
Total Domestic	75	288

U.K.:
Price (c)	52	120
Foreign currency exchange rates	59	85
Volume (d)	(33)	(56)
Line loss accrual adjustments (e)	24	(41)
Other	(2)	(9)
Total U.K.	100	99
Total	$175	$387

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The three and six-month periods were impacted by price increases effective April 1, 2014 and April 1, 2013.
(d)	The decrease for the three and six-month periods was primarily due to the unusually cold weather in 2013.
(e)
The three and six-month periods were impacted by unfavorable accrual adjustments in 2013 based on Ofgem's consultation documents on the DPCR4 line loss incentives and penalties.  The six-month period was also impacted by unfavorable accrual adjustments in 2014 based on Ofgem's final decision on this matter in March 2014.  See Note 6 to the Financial Statements for additional information.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Unregulated wholesale energy (a)	$(810)	$(2,382)
Unregulated retail energy	23	135
Fuel	50	279
Energy purchases (b)	(700)	(2,251)

(a)
The six-month period ended June 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The six-month period ended June 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months
Domestic:
PPL Susquehanna (a)	$11	$18
PPL Energy Supply fossil and hydroelectric plants (b)	(9)	11
PPL Electric PUC-reportable storms	1	10
PPL Electric payroll-related costs	(5)	(8)
LKE generation maintenance outages	3	6
LKE storm expense	3	9
Separation benefits (c)	29	29
Other	6	(6)
U.K.:
Network maintenance (d)	7	16
Foreign currency exchange rates	10	14
Pension	(8)	(17)
Engineering management	(3)	(9)
Separation benefits		(3)
Other	(2)	(6)
Total	$43	$64

(a)	The increase for the three- and six-month periods was primarily due to refueling outage costs.
(b)
The decrease for the three-month period was primarily due to the elimination of rent expense associated with the Colstrip lease which was terminated in December 2013.  The increase for the six-month period was due to the Kerr Dam Project impairment of $18 million recorded in March 2014, partially offset by the elimination of rent expense associated with the Colstrip lease termination of $10 million.  See Note 13 to the Financial Statements for additional information on the Kerr Dam Project impairment.

(c)
Bargaining unit one-time voluntary retirement benefits were recorded as a result of the ratification of the IBEW Local 1600 three year labor agreement in June 2014.  See Note 10 to the Financial Statements for additional information.

(d)	The increase for the three-and six-month periods was primarily due to vegetation management and fault repair due to increased 2014 storm activity.

Depreciation

Depreciation increased by $26 million and $47 million for the three and six months ended June 30, 2014 compared with 2013, primarily due to additions to PP&E, net.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

Pennsylvania gross receipts tax (a)	$3	$9
Foreign currency exchange rates	4	5
Domestic property tax		1
Total	$7	$15

(a)
The increase for the three- and six-month periods is primarily due to higher retail electric revenues.  This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins."

Other Income (Expense) - net

Other income (expense) - net decreased by $95 million and $240 million for the three and six months ended June 30, 2014 compared with 2013, primarily due to an increase of $76 million and $219 million from realized and unrealized losses on foreign currency contracts to economically hedge GBP denominated earnings from WPD.  The three and six months ended June 30, 2014 were also impacted by $16 million of transaction costs related to the anticipated spinoff of PPL Energy Supply.

See Note 12 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months		Six Months

Loss on extinguishment of debt (a)		$(10)	$(1)
Net amortization of debt discounts, premiums and issuance costs			(4)
Capitalized interest and debt component of AFUDC (b)		4	9
Foreign currency exchange rates		9	13
Other		(3)	(4)
Total	$		$13

(a)
In March 2014, a $9 million loss was recorded related to PPL Capital Funding's remarketing and debt exchange of the junior subordinated notes issued as a component of the 2011 Equity Units compared with a $10 million loss recorded in May 2013 related to a similar transaction for the 2010 Equity Units.

(b)	Primarily due to the Holtwood hydroelectric expansion project placed in service in November 2013.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

Change in pre-tax income at current period tax rates	$(68)	$(120)
State valuation allowance adjustments (a)	46	46
Federal income tax credits	2	5
Federal and state tax reserve adjustments (b)	39	40
U.S. income tax on foreign earnings - net of foreign tax credit (c)	17	26
Foreign tax return adjustments	4	4
State deferred tax rate change	3	3
Impact of lower UK income tax rates	(3)	(8)
Other		5
Total	$40	$1

(a)
As a result of the spinoff announcement, PPL recorded deferred income tax expense during the three and six months ended June 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

(b)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling by the U.S. Court of Appeals for the Third Circuit, concerning the creditability, for income tax purposes, of the U.K. Windfall Profits Tax.  As a result of this decision, PPL recorded a tax benefit of $44 million during the three and six months ended June 30, 2013.  See Note 5 to the Financial Statements for additional information.

(c)
During the three and six months ended June 30, 2013, PPL recorded a tax benefit of $19 million associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits.

See Note 5 to the Financial Statements for additional information.

PPL Energy Supply:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income (Loss) Attributable to PPL Energy Supply Member	$13	$86	$(53)	$48
Special items, gains (losses), after-tax	(36)	74	(185)	(43)

Excluding special items, earnings for the three and six-month periods in 2014 compared with 2013 were higher, primarily due to unrealized gains on certain commodity positions, higher Eastern margins from higher capacity prices, favorable asset availability and lower interest expense, partially offset by lower baseload energy prices and higher income taxes.  Earnings for the six-month period were also favorably impacted by net benefits from unusually cold weather in the first quarter of 2014, partially offset by lower western U.S. margins.

The table below quantifies the changes in the components of Net Income (Loss) Attributable to PPL Energy Supply Member between these periods, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Supply Segment" for details of the special items.

	Three Months	Six Months

Unregulated Gross Energy Margins	$47	$54
Other operation and maintenance		(3)
Depreciation	(3)	(5)
Interest expense	11	23
Other	(8)	(8)
Income taxes	(10)	(20)
Special items, after-tax	(110)	(142)
Total	$(73)	$(101)

Margins

"Unregulated Gross Energy Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended June 30.

	2014 Three Months				2013 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$684	$(93)	(c)	$591	$812	$589	(c)	$1,401
Unregulated wholesale energy
to affiliate	21			21	12			12
Unregulated retail energy	277	4	(c)	281	237	20	(c)	257
Energy-related businesses		155		155		122		122
Total Operating Revenues	982	66		1,048	1,061	731		1,792

Operating Expenses
Fuel	266	(7)	(c)	259	223	1	(c)	224
Energy purchases	246	(43)	(c)	203	420	478	(c)	898
Other operation and maintenance	6	290		296	3	267		270
Depreciation		82		82		79		79
Taxes, other than income	10	6		16	10	6		16
Energy-related businesses	2	153		155		118		118
Total Operating Expenses	530	481		1,011	656	949		1,605
Total	$452	$(415)		$37	$405	$(218)		$187

	2014 Six Months				2013 Six Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$47	$(885)	(c)	$(838)	$1,778	$(234)	(c)	$1,544
Unregulated wholesale energy
to affiliate	48			48	26			26
Unregulated retail energy	655	(23)	(c)	632	483	12	(c)	495
Energy-related businesses		280		280		235		235
Total Operating Revenues	750	(628)		122	2,287	13		2,300

Operating Expenses
Fuel	747	(6)	(c)	741	522		(c)	522
Energy purchases	(973)	(628)	(c)	(1,601)	857	(158)	(c)	699
Other operation and maintenance	13	541		554	8	497		505
Depreciation		162		162		157		157
Taxes, other than income	23	14		37	18	15		33
Energy-related businesses	4	275		279		228		228
Total Operating Expenses	(186)	358		172	1,405	739		2,144
Total	$936	$(986)		$(50)	$882	$(726)		$156

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Unregulated wholesale energy (a)	$(810)	$(2,382)
Unregulated wholesale energy to affiliate	9	22
Unregulated retail energy	24	137
Fuel	35	219
Energy purchases (b)	(695)	(2,300)

(a)
The six-month period ended June 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The six-month period ended June 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

PPL Susquehanna (a)	$11	$18
Fossil hydroelectric plants (b)	(9)	11
PPL EnergyPlus	4	4
Separation benefits (c)	23	23
Other	(3)	(7)
Total	$26	$49

(a)	The increase for the three and six-month periods is primarily due to refueling outage costs.
(b)
The decrease for the three-month period is primarily due to the elimination of rent expense associated with the Colstrip lease which was terminated in December 2013.  The increase for the six-month period is primarily due to the Kerr Dam Project impairment of $18 million, recorded in March 2014, partially offset by the elimination of rent expense associated with the Colstrip lease termination of $10 million.  See Note 13 to the Financial Statements for additional information on the Kerr Dam Project impairment.

(c)
Bargaining unit one-time voluntary retirement benefits were recorded as a result of the ratification of the IBEW Local 1600 three year labor agreement in June 2014.  See Note 10 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

Long-term debt interest expense (a)	$(14)	$(28)
Capitalized interest (b)	4	8
Other	(1)	(3)
Total	$(11)	$(23)

(a)	The decrease was primarily due to the repayment of debt in July and December 2013.
(b)	The increase was primarily due to the Holtwood hydroelectric expansion project placed in service in November 2013.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

Change in pre-tax income at current period tax rates	$(68)	$(86)
Federal and state tax reserve adjustments	(6)	(5)
State deferred tax rate change	3	3
Other	1	4
Total	$(70)	$(84)

See Note 5 to the Financial Statements for additional information.

PPL Electric:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$52	$45	$137	$109
Special item, gains (losses), after-tax	(4)		(4)

Excluding a special item, earnings for the three and six-month periods in 2014 compared with 2013 increased, primarily due to higher transmission margins from returns on additional capital investments and the recovery of additional costs through FERC formula based rates, partially offset by higher interest expense.  Earnings for the six-month period in 2014 compared with 2013 also include higher distribution margins primarily due to unusually cold weather in the first quarter of 2014, returns on additional distribution improvement capital investments and a benefit from a change in estimate of a regulatory liability.

The table below quantifies the changes in the components of Net Income between these periods, which reflects amounts classified as Pennsylvania Gross Delivery Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's Results of Operations - Segment Earnings - Pennsylvania Regulated Segment" for details of the special item.

	Three Months	Six Months

Pennsylvania Gross Delivery Margins	$28	$73
Depreciation	(2)	(4)
Interest expense	(4)	(8)
Other	(1)
Income taxes	(10)	(29)
Special item, after-tax	(4)	(4)
Total	$7	$28

Margins

"Pennsylvania Gross Delivery Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended June 30.

	2014 Three Months			2013 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$449		$449	$414		$414

Operating Expenses
Energy purchases	114		114	120		120
Energy purchases from affiliate	21		21	12		12
Other operation and maintenance	23	$112	135	21	$103	124
Depreciation		45	45		44	44
Taxes, other than income	21	2	23	19	3	22
Total Operating Expenses	179	159	338	172	150	322
Total	$270	$(159)	$111	$242	$(150)	$92

	2014 Six Months			2013 Six Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$1,041		$1,041	$927		$927

Operating Expenses
Energy purchases	303		303	292		292
Energy purchases from affiliate	48		48	26		26
Other operation and maintenance	48	$221	269	43	$214	257
Depreciation		90	90		87	87
Taxes, other than income	50	5	55	47	5	52
Total Operating Expenses	449	316	765	408	306	714
Total	$592	$(316)	$276	$519	$(306)	$213
(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Operating revenues	$35	$114
Energy purchases	(6)	11
Energy purchases from affiliate	9	22

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

Payroll-related costs	$(5)	$(8)
Vegetation management	2	5
PUC-reportable storms	1	10
Act 129	3	(1)
Separation benefits (a)	6	6
Other	4
Total	$11	$12

(a)
Bargaining unit one-time voluntary retirement benefits were recorded as a result of the ratification of the IBEW Local 1600 three year labor agreement in June 2014.  See Note 10 to the Financial Statements for additional information.

Interest Expense

Interest expense increased by $4 million and $8 million for the three and six months ended June 30, 2014 compared with 2013, primarily due to a debt issuance in July 2013.

Income Taxes

Income taxes increased by $7 million and $27 million for the three and six months ended June 30, 2014 compared with 2013, primarily due to the change in pre-tax income at current period tax rates.

See Note 5 to the Financial Statements for additional information.

LKE:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$65	$64	$180	$160
Special items, gains (losses), after-tax	1	1	1	2

Excluding special items, earnings increased for the three-month period in 2014 compared with 2013 primarily due to returns on additional environmental capital investments and higher sales volumes due to favorable weather conditions.  Earnings increased for the six-month period in 2014 compared with 2013 primarily due to returns on additional environmental capital investments, higher sales volumes, higher demand revenue and higher off-system sales, partially offset by higher operation and maintenance expense driven by storm-related expenses and timing of generation maintenance outages.  The changes in volumes and demand revenue were primarily due to unusually cold weather conditions during the first quarter of 2014.

The table below quantifies the changes in components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special items.

	Three Months	Six Months

Margins	$24	$74
Other operation and maintenance	(7)	(18)
Depreciation	(4)	(7)
Interest expense	(4)	(9)
Other	(4)	(3)
Income taxes	(4)	(16)
Special items, after-tax		(1)
Total	$1	$20

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LKE's Margins are referred to as "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended June 30.

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$722		$722	$682		$682
Operating Expenses
Fuel	231		231	216		216
Energy purchases	36		36	37		37
Other operation and maintenance	25	$181	206	23	$174	197
Depreciation	2	85	87	2	81	83
Taxes, other than income		13	13		12	12
Total Operating Expenses	294	279	573	278	267	545
Total	$428	$(279)	$149	$404	$(267)	$137

	2014 Six Months			2013 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,656		$1,656	$1,482		$1,482
Fuel	508		508	447		447
Energy purchases	160		160	123		123
Other operation and maintenance	48	$364	412	48	$346	394
Depreciation	3	170	173	2	163	165
Taxes, other than income	1	25	26		24	24
Total Operating Expenses	720	559	1,279	620	533	1,153
Total	$936	$(559)	$377	$862	$(533)	$329

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Operating revenues	$40	$174
Fuel	15	61
Energy purchases	(1)	37

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

Timing and scope of generation maintenance outages	$3	$6
Storm expenses	3	9
Other	3	3
Total	$9	$18

Depreciation

Depreciation increased by $4 million and $8 million for the three and six months ended June 30, 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $5 million and $10 million for the three and six months ended June 30, 2014 compared with 2013 primarily due to the issuance of $500 million First Mortgage Bonds in November 2013.

Income Taxes

Income taxes increased by $4 million and $16 million for the three and six months ended June 30, 2014 compared with 2013 primarily due to the change in pre-tax income at current period tax rates.

LG&E:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$35	$29	$87	$73

Earnings increased for the three-month period in 2014 compared with 2013 primarily due to returns from additional environmental capital investments and higher sales volumes due to favorable weather conditions.  Earnings increased for the six-month period in 2014 compared with 2013 primarily due to returns from additional environmental capital investments, higher sales volume, higher demand revenue and higher off-system sales partially offset by increased operation and maintenance expense driven by storm-related expenses.  The changes in volumes and demand revenue were primarily attributable to unusually cold weather conditions during the first quarter of 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

	Three Months	Six Months

Margins	$13	$37
Other operation and maintenance	2	(4)
Depreciation	(2)	(4)
Interest expense	(2)	(4)
Other	(1)	(2)
Income taxes	(4)	(9)
Total	$6	$14

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, LG&E's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended June 30.

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$344		$344	$316		$316
Operating Expenses
Fuel	104		104	88		88
Energy purchases, including affiliate	31		31	34		34
Other operation and maintenance	12	$82	94	10	$84	94
Depreciation	1	38	39	1	36	37
Taxes, other than income		7	7		6	6
Total Operating Expenses	148	127	275	133	126	259
Total	$196	$(127)	$69	$183	$(126)	$57

	2014 Six Months			2013 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$823		$823	$706		$706
Operating Expenses
Fuel	221		221	184		184
Energy purchases, including affiliate	155		155	115		115
Other operation and maintenance	24	$168	192	21	$164	185
Depreciation	1	76	77	1	72	73
Taxes, other than income		13	13		12	12
Total Operating Expenses	401	257	658	321	248	569
Total	$422	$(257)	$165	$385	$(248)	$137

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Retail and wholesale	$18	$91
Electric revenue from affiliate	10	26
Fuel	16	37
Energy purchases	(2)	36
Energy purchases from affiliate	(1)	4

Other Operation and Maintenance

Other operation and maintenance expense increased by $7 million for the six months ended June 30, 2014 compared with 2013 primarily due to storm expenses.

Depreciation

Depreciation increased by $2 million and $4 million for the three and six months ended June 30, 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $2 million and $4 million for the three and six months ended June 30, 2014 compared with 2013 primarily due to the issuance of $250 million First Mortgage Bonds in November 2013.

Income Taxes

Income taxes increased by $4 million and $9 million for the three and six months ended June 30, 2014 compared with 2013 primarily due to the change in pre-tax income at current period tax rates.

KU:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net Income	$40	$44	$117	$108
Special item, gains (losses), after-tax	1	1	1	1

Excluding a special item, earnings increased for the three-month period in 2014 compared with 2013 primarily due to returns on additional environmental capital investments.  Earnings increased for the six-month period in 2014 compared with 2013 primarily due to returns on additional environmental capital investments, higher sales volumes and higher demand revenue partially offset by other operation and maintenance expense driven by the timing of generation maintenance outages.  The changes in volumes and demand revenue were primarily attributable to unusually cold weather conditions during the first quarter of 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	Three Months	Six Months

Margins	$11	$37
Other operation and maintenance	(9)	(13)
Depreciation	(1)	(2)
Interest expense	(3)	(5)
Other	(3)	(1)
Income taxes		(7)
Special item - EEI adjustments, after-tax	1
Total	$(4)	$9

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business.  See PPL's "Results of Operations - Margins" for an explanation of why management believes this measure is useful and the underlying drivers of the changes between periods.  Within PPL's discussion, KU's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended June 30.

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$404		$404	$383		$383
Operating Expenses
Fuel	127		127	128		128
Energy purchases, including affiliate	31		31	20		20
Other operation and maintenance	13	$94	107	13	$85	98
Depreciation	1	46	47	1	45	46
Taxes, other than income		6	6		6	6
Total Operating Expenses	172	146	318	162	136	298
Total	$232	$(146)	$86	$221	$(136)	$85

	2014 Six Months			2013 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$902		$902	$815		$815
Operating Expenses
Fuel	287		287	263		263
Energy purchases, including affiliate	74		74	47		47
Other operation and maintenance	24	$181	205	27	$168	195
Depreciation	2	93	95	1	91	92
Taxes, other than income	1	12	13		12	12
Total Operating Expenses	388	286	674	338	271	609
Total	$514	$(286)	$228	$477	$(271)	$206

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Retail and wholesale	$22	$83
Electric revenue from affiliate	(1)	4
Fuel	(1)	24
Energy purchases	1	1
Energy purchases from affiliate	10	26

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended June 30, 2014 compared with 2013 was due to:

	Three Months	Six Months

Timing and scope of generation maintenance outages	$4	$7
Storm expenses	2	2
Other	3	1
Total	$9	$10

Interest Expense

Interest expense increased by $3 million and $5 million for the three and six months ended June 30, 2014 compared with 2013 primarily due to the issuance of $250 million First Mortgage Bonds in November 2013.

Income Taxes

Income taxes increased by $7 million for the six months ended June 30, 2014 compared with 2013 primarily due to the change in pre-tax income at current period tax rates.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:
		PPL
	PPL (a)	Energy Supply	PPL Electric	LKE	LG&E	KU
June 30, 2014
Cash and cash equivalents	$1,269	$264	$149	$23	$5	$18
Notes receivable from affiliates				16
Short-term debt	808	324		320	70	175

December 31, 2013
Cash and cash equivalents	$1,102	$239	$25	$35	$8	$21
Notes receivable from affiliates			150	70
Short-term debt	701		20	245	20	150

(a)
At June 30, 2014, $462 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign income tax credits.  Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2013 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the six-month periods ended June 30, and the changes between periods were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU
2014
Operating activities	$1,583	$290	$148	$516	$202	$297
Investing activities	(2,103)	(403)	(295)	(501)	(248)	(305)
Financing activities	671	138	271	(27)	43	5

2013
Operating activities	$947	$227	$115	$297	$186	$190
Investing activities	(1,834)	(282)	(455)	(568)	(226)	(340)
Financing activities	710	(93)	224	251	31	139

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Operating activities	$636	$63	$33	$219	$16	$107
Investing activities	(269)	(121)	160	67	(22)	35
Financing activities	(39)	231	47	(278)	12	(134)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2014 compared with 2013 were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Net income	$(273)	$(101)	$28	$20	$14	$9
Non-cash components	234	(37)	(46)	52	(5)	14
Working capital	300	58	(14)	31	(20)	5
Defined benefit funding	250	74	69	116	34	58
Other operating activities	125	69	(4)		(7)	21
Total	$636	$63	$33	$219	$16	$107

(PPL)

The increase in cash from changes in components of working capital was partially due to a decrease in customer and other accounts receivable (primarily due to changes in customer rates and changes in income tax receivables) and a reduction in collateral returned to counterparties.

(PPL Energy Supply)

The increase in cash from changes in components of working capital was primarily due to a decrease in prepayments (primarily due to higher federal income tax payments in 2013) and a reduction in collateral returned to counterparties, partially offset by an increase in net cash paid related to power options.  The change in cash from other operating activities was partially due to cash payments made in 2013 on PPL Montana's operating lease arrangement related to partial interests in Units 1, 2 and 3 of the Colstrip coal-fired electric generating facility that was terminated in December 2013.

(PPL Electric)

The decrease in non-cash components of net income primarily consisted of deferred income tax benefits.

(LKE)

LKE's non-cash components of net income included a $54 million increase in deferred income taxes primarily due to utilization of net operating losses.  The increase in cash from changes in components of working capital was driven primarily by the change in accounts receivable and unbilled revenues due to weather and higher rates, and lower fuel inventory due to weather, offset by a decrease in accounts payable due to timing of fuel purchases.

(LG&E)

LG&E's increase in cash from changes in components of working capital was driven primarily by the change in accounts receivable and unbilled revenues due to weather and higher rates, offset by a decrease in accounts payable due to timing of fuel purchases.

(KU)

KU's non-cash components of net income included a $17 million increase in deferred income taxes primarily due to utilization of net operating losses.

Investing Activities

Expenditures for Property, Plant and Equipment

The primary use of cash within investing activities is expenditures for PP&E.  The change in these expenditures for the six months ended June 30, 2014 compared with 2013 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

(Increase) Decrease	$(57)	$65	$15	$23	$(13)	$36

The increase in expenditures for PP&E for PPL was primarily due to higher project costs to enhance system reliability at WPD and the changes in project expenditures at PPL Energy Supply, LG&E and KU.  The decrease in expenditures at PPL Energy Supply was partially due to expenditures made in 2013 for the Holtwood hydroelectric expansion project.  The increase in expenditures for LG&E was primarily due to environmental air projects at LG&E's Mill Creek plant and GLT projects, partially offset by lower expenditures for the construction of Cane Run Unit 7.  The decrease in expenditures for KU was related to lower expenditures for the construction of Cane Run Unit 7 and environmental CCR projects at KU's Ghent and E.W. Brown plants, partially offset by higher expenditures for environmental air projects at KU's Ghent and E.W. Brown plants.

Other Significant Changes in Components of Investing Activities

For PPL and PPL Energy Supply, the change in investing activities for the six months ended June 30, 2014 compared with 2013 reflects increases of $234 million in restricted cash and cash equivalents.  These changes were primarily related to increased cash collateral requirements in 2014 of $257 million to support PPL Energy Supply's commodity hedging program primarily due to higher forward prices.  PPL Energy Supply borrowed under its short-term credit facilities to help fund these increased collateral requirements.

For PPL Electric, the change in investing activities was primarily due to cash received for notes receivable from affiliates of $150 million.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2014 compared with 2013 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Long-term debt issuances/retirements, net	$(384)		$286
Stock issuances/redemptions, net	786
Dividends	(44)		(21)		$(12)	$(31)
Capital contributions/distributions, net		$119	(110)	$(179)	(1)	(26)
Change in short-term debt, net	(456)	105	(105)	(52)	25	(77)
Other financing activities	59	7	(3)	(47)
Total	$(39)	$231	$47	$(278)	$12	$(134)

For LKE, the change in Other financing activities for the six months ended June 30, 2014 compared with 2013 was due to a $47 million borrowing in 2013 included in notes payable with affiliates.

See Note 7 to the Financial Statements in this Form 10-Q for information on 2014 short and long-term debt activity, equity transactions and dividends.  See the Registrants' 2013 Form 10-K for information on 2013 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs.  Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets.  At June 30, 2014, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows.

External (All Registrants)

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity

PPL Capital Funding Credit Facilities	$450		$11	$439
PPL Energy Supply Credit Facilities	3,150	$175	407	2,568
PPL Electric Credit Facility	300		1	299

LKE Credit Facility	75	75
LG&E Credit Facility	500		70	430
KU Credit Facilities	598		373	225
Total LKE	1,173	75	443	655
Total U.S. Credit Facilities (a)	$5,073	$250	$862	$3,961

Total U.K. Credit Facilities (b)	£1,055	£97		£958

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity:  PPL - 10%, PPL Energy Supply - 10%, PPL Electric - 6%, LKE - 12%, LG&E - 6% and KU - 22%.

(b)
The amount borrowed at June 30, 2014 was a USD-denominated borrowing of $164 million.  At June 30, 2014, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.6 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

As a result of the proposed spinoff transaction, PPL Energy Supply is in the process of syndicating a $1.85 billion credit facility which is currently fully committed.  This syndicated credit facility will replace the existing $3 billion PPL Energy Supply syndicated credit facility and will be effective upon closing of the spinoff transaction.  See "Overview - Business Strategy" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" above for additional information.

During the second quarter of 2014, PPL Energy Supply's corporate credit rating was lowered to below investment grade.  At June 30, 2014, the additional collateral posted as a result of the downgrade was $176 million.  PPL Energy Supply primarily issued letters of credit under its credit facilities noted above to post the required collateral.  PPL Energy Supply continues to have adequate access to the capital markets and adequate capacity under its credit facilities and does not expect a material change in its financing costs as a result of the downgrade.

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

Outstanding commercial paper issuances are reflected in "Short-term debt" on the Balance Sheets.  At June 30, 2014, the available capacity and the use of that capacity was as follows:

		Commercial
		Paper	Unused
	Capacity	Issuances	Capacity

PPL Energy Supply	$750	$149	$601
PPL Electric	300		300

LG&E	350	70	280
KU	350	175	175
Total LKE	700	245	455
Total PPL	$1,750	$394	$1,356

Long-term Debt and Equity Securities (PPL and PPL Electric)

The long-term debt and equity securities activity through June 30, 2014 was:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances

PPL	$296	$239	$1,017
PPL Electric	296	10

Non-cash Transactions:
PPL (b)	$750	$750

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)	Represents the remarketing of Junior Subordinated Notes that were issued as a component of PPL's 2011 Equity Units.

Common Stock Dividends (PPL)

In May 2014, PPL declared its quarterly common stock dividend, payable July 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

In March 2014, Moody's, S&P and Fitch assigned ratings of Baa3, BBB- and BBB, respectively, to PPL Capital Funding's $350 million 3.95% Senior Notes due 2024 and $400 million 5.00% Senior Notes due 2044.  Fitch also assigned a stable outlook to these notes.

In April 2014, Moody's affirmed its ratings with a stable outlook for PPL WEM, WPD (East Midlands), WPD (West Midlands), PPL WW, WPD (South Wales) and WPD (South West).

In April 2014, Fitch affirmed its ratings with a stable outlook for PPL and PPL Capital Funding.

In June 2014, Moody's affirmed its ratings and revised its outlook to positive for PPL and PPL Capital Funding.

In June 2014, S&P affirmed its ratings for PPL, PPL Capital Funding, PPL WEM, WPD (East Midlands), WPD (West Midlands), PPL WW, WPD (South Wales) and WPD (South West) and placed the issuers on CreditWatch with positive implications.

In June 2014, Fitch affirmed its ratings with a stable outlook for PPL and PPL Capital Funding.

(PPL and PPL Energy Supply)

In April 2014, Fitch affirmed its ratings with a negative outlook for PPL Energy Supply.

In May 2014, S&P lowered its long-term issuer rating and senior unsecured rating from BBB to BB+ and its commercial paper rating and short-term issuer rating from A-2 to A-3 with a stable outlook for PPL Energy Supply.

In June 2014, Moody's lowered its senior unsecured rating from Baa2 to Ba1 and its commercial paper rating and short-term issuer rating from P-2 to Not Prime with a negative outlook for PPL Energy Supply.  Moody's also assigned a Corporate Family Rating of Ba1, a Probability of Default Rating of Ba1-PD and a Speculative Grade Liquidity rating of SGL-1 to PPL Energy Supply.

In June 2014, S&P lowered its long-term issuer rating and senior unsecured rating from BB+ to BB and its commercial paper rating and short-term issuer rating from A-3 to B for PPL Energy Supply and placed the issuer on CreditWatch with negative implications.

In June 2014, Fitch lowered its long-term issuer default rating and senior unsecured debt rating from BBB- to BB and its commercial paper rating and short-term issuer default rating from F3 to B for PPL Energy Supply and placed the issuer on Rating Watch Negative.

(PPL and PPL Electric)

In January 2014, Moody's upgraded its long-term issuer rating and senior unsecured rating from Baa2 to Baa1 and senior secured rating from A3 to A2, affirmed its commercial paper rating and revised its outlook to stable for PPL Electric.

In April 2014, Fitch affirmed its ratings with a stable outlook for PPL Electric.

In June 2014, S&P affirmed its ratings for PPL Electric and placed the issuer on CreditWatch with positive implications.

In June 2014, Moody's, S&P, and Fitch assigned ratings of A2, A- and A-, respectively, to PPL Electric's $300 million 4.125% First Mortgage Bonds due 2044.  Fitch also assigned a stable outlook to these notes.

(PPL, LKE, LG&E and KU)

In January 2014, Moody's affirmed its ratings and revised its outlook to stable for LKE.

In January 2014, Moody's upgraded its long-term issuer ratings and senior unsecured ratings from Baa1 to A3 and senior secured ratings from A2 to A1, affirmed its commercial paper ratings and revised its outlook to stable for LG&E and KU.

In February 2014, Moody's affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

In April 2014, Fitch affirmed its ratings with a stable outlook for LKE, LG&E and KU.

In June 2014, S&P affirmed its ratings for LKE, LG&E and KU and placed the issuers on CreditWatch with positive implications.

In June 2014, Moody's affirmed its ratings and revised its outlook to positive for LKE.

In June 2014, S&P affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds and placed them on CreditWatch with positive implications.

Ratings Triggers

(All Registrants except PPL Electric)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, PPL Energy Supply's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, PPL Energy Supply, LKE and LG&E for derivative contracts in a net liability position at June 30, 2014.

Capital Expenditures

(PPL)

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  In the second quarter of 2014, PPL increased its projected capital spending for the period 2014 through 2018 related to distribution facilities by approximately $0.3 billion from the previously disclosed $1.9 billion projection included in PPL's 2013 Form 10-K.  The increased projected capital spending results from a change in the forecasted foreign currency exchange rate for WPD expenditures that increased each yearly estimate by approximately $70 million.

(PPL, LKE, LG&E and KU)

LG&E and KU continue to evaluate their future capacity requirements with the possibility that reduced or delayed capacity needs may result in adjustments to the timing of previously estimated capacity construction at KU's Green River generating site.  See Note 8 to the Financial Statements for additional information.

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

	Gains (Losses)
	Three Months		Six Months
	2014	2013	2014	2013

Fair value of contracts outstanding at the beginning of the period	$(141)	$229	$107	$473
Contracts realized or otherwise settled during the period	(20)	(100)	485	(237)
Fair value of new contracts entered into during the period (a)	19	37	3	46
Other changes in fair value	(36)	119	(773)	3
Fair value of contracts outstanding at the end of the period	$(178)	$285	$(178)	$285

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at June 30, 2014, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$(159)	$(12)	$8	$1	$(162)
Prices based on significant unobservable inputs (Level 3)	(21)	4	1		(16)
Fair value of contracts outstanding at the end of the period	$(180)	$(8)	$9	$1	$(178)

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

	Gains (Losses)
	Three Months		Six Months
	2014	2013	2014	2013

Fair value of contracts outstanding at the beginning of the period	$31	$15	$11	$29
Contracts realized or otherwise settled during the period	(3)		(3)	(2)
Fair value of new contracts entered into during the period (a)	(5)	(4)	(18)	(16)
Other changes in fair value	49	7	82	7
Fair value of contracts outstanding at the end of the period	$72	$18	$72	$18

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at June 30, 2014, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$(2)	$(19)		$3	$(18)
Prices based on significant unobservable inputs (Level 3)	4	29	$36	21	90
Fair value of contracts outstanding at the end of the period	$2	$10	$36	$24	$72

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the six months ended June 30, 2014 was as follows.

		Non-Trading
	Trading VaR	VaR
95% Confidence Level, Five-Day Holding Period
Period End	$9	$15
Average for the Period	9	10
High	10	15
Low	8	5

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at June 30, 2014.

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

The following interest rate hedges were outstanding at June 30, 2014.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$475	$(11)	$(15)	2026
Cross-currency swaps (d)	1,262	(48)	(177)	2028
Economic hedges
Interest rate swaps (e)	179	(43)	(3)	2033
LKE and LG&E
Economic hedges
Interest rate swaps (e)	179	(43)	(3)	2033

(a)	Includes accrued interest, if applicable.
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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios.  The estimated impact of a 10% adverse movement in interest rates at June 30, 2014 is shown below.

		PPL Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Increase in interest	Not	Not	Not	Not	Not	Not
expense	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value
of debt	$768	$45	$135	$141	$44	$83

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

The following foreign currency hedges were outstanding at June 30, 2014.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£306	$(27)	$(52)	2016
Economic hedges (c)	1,750	(147)	(285)	2016

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
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

NDT Funds - Securities Price Risk (PPL and PPL Energy Supply)

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At June 30, 2014, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At June 30, 2014, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $70 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Credit Risk" in the Registrants' 2013 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in this exchange rate resulted in a foreign currency translation gain of $140 million for the six months ended June 30, 2014, which primarily reflected a $349 million increase to PP&E and goodwill offset by an increase of $209 million to net liabilities.  Changes in this exchange rate resulted in a foreign currency translation loss of $269 million for the six months ended June 30, 2013, which primarily reflected a $714 million reduction to PP&E and goodwill offset by a reduction of $445 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

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

(PPL and PPL Energy Supply)

See Note 8 to the Financial Statements for information on the anticipated spinoff of PPL Energy Supply.

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

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a revised proposal for new power plants (a prior proposal was issued in 2012) by September 20, 2013, with a final rule to be issued in a timely fashion thereafter, and to issue proposed standards for existing power plants by June 1, 2014 with a final rule by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 30, 2016.

The EPA's revised proposal for new sources was published in the Federal Register on January 8, 2014.  The proposed limits for coal plants can only be achieved through carbon capture and sequestration, a technology that is not presently commercially viable and, therefore, effectively preclude the construction of new coal plants.  The proposed standards for new gas plants may also not be continuously achievable.

The EPA's proposed regulation addressing GHG emissions from existing power plants was published in the Federal Register on June 18, 2014, making the comment deadline October 16, 2014.  The proposal contains very stringent, state-specific rate-based reduction goals to be achieved in two phases (2020-2029 and 2030 and beyond).  The EPA believes it has offered some flexibility to the states as to how state plans can be crafted, including the option to demonstrate compliance on a mass basis or through a multi-state collaboration, however, the EPA's proposed broad definition of the "best system of emission reduction" (BSER) substantially limits this flexibility. PPL is analyzing the proposal and potential impacts in preparation for submitting comments to the agency by the October 16, 2014 deadline. The regulation of GHG emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.  The White House Office of Management and Budget opened this issue for public comment and PPL submitted comments.

Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect PPL, PPL Electric, LKE, LG&E and KU and others in the industry as modifications to electricity delivery systems to improve the ability to withstand major storms may be needed in order to meet those requirements.

Waters of the United States
On April 21, 2014, the EPA and the U.S. Army Corps of Engineers published a proposed rule which greatly expands the Clean Water Act definition of Waters of the United States.  Comments are due by October 20, 2014.  If the definition is expanded as proposed, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant.  Both the U.S. House and Senate are considering legislation to block this regulation.

(All Registrants except PPL Electric)

Coal Combustion Residuals (CCRs)
In June 2010, the EPA proposed two approaches to regulating the disposal and management of CCRs (as either hazardous or non-hazardous waste) under RCRA.  Under a litigation settlement agreement involving certain environmental groups, the EPA has agreed to issue its final rulemaking by December 2014.  Regulations could impact handling, disposal and/or beneficial use of CCRs.  Recent ash spills that have occurred within the utility industry may precipitate more stringent regulation of both active and legacy CCR sites.  The financial and operational impact is expected to be material if CCRs are regulated as hazardous waste, and significant if regulated as non-hazardous.

In July 2013, the U.S. House of Representatives passed House Bill H.R. 2218, the Coal Residuals and Reuse Management Act of 2013, which would preempt the EPA from issuing final CCR regulations and set rules governing state programs.  It remains uncertain whether similar legislation would be passed by the U.S. Senate.

Effluent Limitation Guidelines (ELGs)
In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits.  The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate.  The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed.  The proposal contains several alternative approaches, some of which could significantly impact PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's coal-fired plants.  The final regulation is expected to be issued by September 2015, which is contingent upon the EPA meeting its deadline for issuing the final CCR regulation.  At the present time, PPL, PPL Energy Supply, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant.  Pending finalization of the ELGs, certain states (including Pennsylvania and Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals.  Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

Clean Water Act/316(b)
On May 19, 2014, the EPA issued its final rule under 316(b) of the Clean Water Act.  It will become effective upon publication which is expected in July.  The regulation applies to nearly all PPL-owned steam electric generation plants in Pennsylvania, Kentucky, and Montana, even those equipped with closed-cycle cooling systems.  The rule requires Best Technology Available to reduce mortality of aquatic organisms that are pulled into the plant cooling water system (entrainment), and imposes standards for reduction of mortality of aquatic organisms trapped on water intake screens (impingement).  For some plants, studies required by the rule will be used to determine the proper technology for compliance.  PPL, PPL Energy Supply, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

MATS
In February 2012, the EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule, which was challenged by industry groups and states, was upheld by the D.C. Circuit Court in April 2014.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls at PPL Energy Supply and approved ECR plans to install additional controls at some of LG&E's and KU's Kentucky plants.  Additionally, PPL Energy Supply is evaluating chemical additive systems for mercury control at Brunner Island, and modifications to existing controls at Colstrip for improved particulate matter reductions.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.  The Corette plant asset group was determined to be impaired in December 2013.  See "Application of Critical Accounting Policies - Asset Impairment (Excluding Investments)" in PPL's and PPL Energy Supply's 2013 Form 10 K for additional information.  Also, LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants in Kentucky and Pennsylvania and are considering extension requests for additional plants.

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

The EPA signed its final Federal Implementation Plan (FIP) of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for the Corette plant (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit and oral arguments occurred in May 2014.

National Ambient Air Quality Standards
In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP has issued a draft rule requiring reasonable reductions.  However, the proposal is being questioned as too lenient by the EPA, other OTR states and environmental groups.  The PADEP may impose more stringent emission limits than those set forth in the proposed rule which could have a significant impact on PPL Energy Supply's Pennsylvania coal plants.

During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2014.  Existing environmental plans for LG&E's and KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.  However, depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.  States are working on designations for other areas according to the timeline outlined in the EPA's Data Requirements Rule issued in April 2014.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2014, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2013 Form 10-K; and
•	Notes 6 and 10 to the Financial Statements.

Item 1A.  Risk Factors

PPL Corporation and PPL Energy Supply, LLC

The proposed spinoff of PPL Energy Supply and combination with RJS Power are contingent upon the satisfaction of a number of conditions and may present difficulties that could have an adverse effect on us.

The proposed spinoff of the business of PPL Energy Supply and the subsequent combination with RJS Power to form Talen Energy are complex transactions, subject to various conditions, and may be affected by unanticipated developments or changes in market conditions. We expect Talen Energy to file a registration statement with the SEC that will contain detailed information regarding Talen Energy. Completion of the proposed spinoff of PPL Energy Supply and subsequent combination with RJS Power will be contingent upon a number of factors, including that (i) PPL receives a favorable opinion of tax counsel as described below; (ii) the SEC declares effective Talen Energy's registration statement relating to the registration of Talen Energy common stock and no SEC stop order suspending effectiveness of the registration statement be in effect prior to the PPL Energy Supply spinoff; (iii) the Talen Energy common stock be authorized for listing on the New York Stock

Exchange; (iv) certain regulatory approvals, including approval by the NRC and the FERC, a Hart-Scott-Rodino review and certain approvals by the PUC be obtained and (v) there be available, subject to certain conditions, at least $1 billion of undrawn capacity after excluding any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions then outstanding, under a Talen Energy (or its subsidiaries) revolving credit or similar facility. The spinoff and subsequent combination with RJS Power may be terminated by mutual written consent of the parties or subject to certain other circumstances, including the failure to complete these transactions by June 30, 2015 or, if the required regulatory approvals have not been obtained at such time but the other conditions to the consummation of these transactions have been or are capable of being satisfied, December 31, 2015.  For these and other reasons, the spinoff and the subsequent combination may not be completed on the terms or within the expected timeframe that we announced, if at all.  Further, if the spinoff and the subsequent combination are completed, such transactions may not achieve the intended results.

If the proposed spinoff of the business of PPL Energy Supply does not qualify as a tax-free spinoff under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"), including as a result of subsequent acquisitions of stock of PPL or Talen Energy, then PPL and/or its shareowners may be required to pay substantial U.S. federal income taxes.

The proposed spinoff of the business of PPL Energy Supply and the subsequent combination with RJS Power are conditioned upon PPL's receipt of an opinion of tax counsel to the effect that, among other matters, the spinoff will qualify as tax-free under Section 355 of the Code to PPL and its shareowners for U.S. federal income tax purposes. Receipt of the opinion of tax counsel will satisfy a condition to completion of the spinoff and subsequent combination. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the spinoff that are different from the conclusions reached in the opinion. PPL is not aware of any facts or circumstances that would cause the factual statements or representations on which the opinion will be based to be materially different from the facts at the time of the spinoff. If, notwithstanding the receipt of the opinion of tax counsel, the IRS were to determine the spinoff to be taxable, PPL would, and its shareowners may, depending on their individual circumstances, recognize a tax liability that could be substantial.

In addition, the spinoff will be taxable to PPL pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of either PPL or Talen Energy, directly or indirectly, as part of a plan or series of related transactions that include the spinoff. Because PPL's shareowners will collectively own more than 50% of Talen Energy's common stock following the spinoff and subsequent combination, the combination alone will not cause the spinoff to be taxable to PPL under Section 355(e) of the Code. However, Section 355(e) of the Code might apply if acquisitions of stock of PPL before or after the spinoff, or of Talen Energy after the combination, are considered to be part of a plan or series of related transactions that include the spinoff. PPL is not aware of any such plan or series of transactions that include the spinoff.

PPL may not be successful in realizing the full amount of annual savings anticipated to be available as a result of the proposed spinoff of PPL Energy Supply.

In connection with the spinoff of PPL Energy Supply, and following any required transition services period, PPL is targeting to reduce its annual corporate support costs by an estimated $185 million. This includes $110 million of corporate support costs to be transferred to Talen Energy and $75 million from workforce reductions and other corporate cost savings.  If for any reason PPL cannot realize all or a significant portion of the $75 million corporate cost savings it could have an adverse effect on PPL's results of operations, including PPL's ability to maintain or increase its dividend to shareowners.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

There have been no material changes in risk factors from those disclosed in "Item 1A. Risk Factors" of the 2013 Form 10-K.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

PPL Corporation

On July 31, 2014, the Board of Directors (Board) of PPL elected Rodney C. Adkins a director of PPL, effective August 1, 2014, for a term expiring at PPL's Annual Meeting of Shareowners in 2015.

Mr. Adkins will retire from International Business Machines Corporation (IBM) at the end of 2014 after more than 33 years of service for that company.  Mr. Adkins is currently serving as Senior Vice President with a focus on special corporate projects and key client relationships.  Until April 2014, Mr. Adkins served as Senior Vice President for Corporate Strategy since 2013, leading continuous transformation and developing strategies and plans linked to a new era of computing, new markets and new clients for IBM.  Prior to that, since 2009, Mr. Adkins was Senior Vice President of IBM's Systems and Technology Group (STG), and prior to that, since 2007, Mr. Adkins served as Senior Vice President of IBM's STG development and manufacturing.

Mr. Adkins serves on the boards of United Parcel Service, Inc., W. W. Grainger, Inc., the national board of the Smithsonian Institution and the board of directors of the National Action Council for Minorities in Engineering.  The Board expects to appoint Mr. Adkins as a member of the Board's Audit Committee in 2015.  The Board has determined that Mr. Adkins satisfies the requirements for "independence" as set forth in PPL's Independence Guidelines and the applicable rules of the New York Stock Exchange.  Mr. Adkins is 55 years old.

As a non-employee director, Mr. Adkins will receive the same compensation paid to other non-employee directors of PPL in accordance with the policies and procedures previously approved by the Board for non-employee directors.  There were no arrangements or understandings pursuant to which Mr. Adkins was elected, nor are there any relationships or related transactions between PPL and Mr. Adkins to be disclosed under applicable rules of the Securities and Exchange Commission.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

2(a)	-
Separation Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Raven Power Holdings LLC, C/R Energy Jade, LLC and Sapphire Power Holdings LLC., dated as of June 9, 2014 (Exhibit 2.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

2(b)	-
Transaction Agreement among PPL Corporation, Talen Energy Holdings, Inc., Talen Energy Corporation, PPL Energy Supply, LLC, Talen Energy Merger Sub, Inc., C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 2.2 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

4(a)	-
Supplemental Indenture No. 16, dated as of June 1, 2014, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

*[_]10(a)	-	Amendment No. 5 to Executive Deferred Compensation Plan, dated as of May 8, 2014
10(b)	-
Employee Matters Agreement among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

*10(c)	-
First Amendment, dated as of July 22, 2014, to Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of August 30, 2013, by and between PPL Energy Supply, LLC and Canadian Imperial Bank of Commerce, New York Agency

*10(d)	-
$300,000,000 Revolving Credit Agreement, dated as of July 28, 2014, among PPL Capital Funding, Inc., as the Borrower, PPL Corporation, as the Guarantor, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(e)	-
$300,000,000 Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among PPL Electric Utilities Corporation, as the Borrower, the Lenders from time to time thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(f)	-
$400,000,000 Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Kentucky Utilities Company, as the Borrower, the Lenders from time to time thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(g)	-
$500,000,000 Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Louisville Gas and Electric Company, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender

*10(h)	-
Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (South West) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank, Ltd., as Joint Coordinators, and Mizuho Bank, Ltd., as Facility Agent, relating to the £245,000,000 Multicurrency Revolving Credit Facility Agreement originally dated January 12, 2012

*10(i)	-
Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (East Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300,000,000 Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011

*10(j)	-
Amendment and Restatement Agreement, dated July 29, 2014, between Western Power Distribution (West Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300,000,000 Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2014, filed by the following officers for the following companies:
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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2014, furnished by the following officers for the following companies:
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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: July 31, 2014	/s/ Stephen K. Breininger
Stephen K. Breininger
Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: July 31, 2014	/s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr.
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: July 31, 2014	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)