Form 10-Q
period 2014-09-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP; PPL ENERGY SUPPLY LLC
filed 2014-11-07
CIK 922224, 55387, 60549, 1518339, 317187, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 665,072,010 shares outstanding at October 31, 2014.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 31, 2014.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2014.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 31, 2014.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

i

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

ISO – Independent System Operator.

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

v

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

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and ultimate parent company of the entities that own the competitive power generation business to be contributed to Talen Energy other than the competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RJS Power - RJS Power Holdings LLC, a Delaware limited liability company controlled by Riverstone, that owns the competitive power generation business to be contributed, directly or indirectly, by its owners to Talen Energy other than the  competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

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

USWA – United Steelworkers of America.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in each Registrant's 2013 Form 10-K and Form 10-Q for the period ended June 30, 2014 and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues
Utility	$1,860	$1,739	$5,852	$5,344
Unregulated wholesale energy	1,109	913	203	2,380
Unregulated retail energy	282	263	909	755
Energy-related businesses	198	159	512	423
Total Operating Revenues	3,449	3,074	7,476	8,902

Operating Expenses
Operation
Fuel	452	494	1,701	1,464
Energy purchases	859	555	(284)	1,663
Other operation and maintenance	684	658	2,082	2,009
Depreciation	307	284	913	845
Taxes, other than income	92	86	283	261
Energy-related businesses	186	151	492	403
Total Operating Expenses	2,580	2,228	5,187	6,645

Operating Income	869	846	2,289	2,257

Other Income (Expense) - net	144	(117)	38	18

Interest Expense	258	244	775	747

Income from Continuing Operations Before Income Taxes	755	485	1,552	1,528

Income Taxes	265	81	520	329

Income from Continuing Operations After Income Taxes	490	404	1,032	1,199

Income (Loss) from Discontinued Operations (net of income taxes)	7	7	10	30

Net Income	497	411	1,042	1,229

Net Income Attributable to Noncontrolling Interests		1		1

Net Income Attributable to PPL Shareowners	$497	$410	$1,042	$1,228

Amounts Attributable to PPL Shareowners:
Income from Continuing Operations After Income Taxes	$490	$403	$1,032	$1,198
Income (Loss) from Discontinued Operations (net of income taxes)	7	7	10	30
Net Income	$497	$410	$1,042	$1,228

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.73	$0.64	$1.58	$1.98
Diluted	$0.73	$0.61	$1.56	$1.86
Net Income Available to PPL Common Shareowners:
Basic	$0.74	$0.65	$1.60	$2.03
Diluted	$0.74	$0.62	$1.57	$1.90

Dividends Declared Per Share of Common Stock	$0.3725	$0.3675	$1.1175	$1.1025

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	664,432	631,046	649,561	601,275
Diluted	666,402	664,343	665,501	662,094

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$497	$411	$1,042	$1,229

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of ($9), $8, ($3), $1	(48)	87	80	(165)
Available-for-sale securities, net of tax of $1, ($15), ($20), ($42)	(1)	15	18	40
Qualifying derivatives, net of tax of $2, $2, $31, ($41)	(5)	(9)	(52)	77
Defined benefit plans:
Net actuarial gain (loss), net of tax of ($1), $0, $1, $0	(1)		(3)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $4, $1, $6, $2	(3)		(5)	(2)
Qualifying derivatives, net of tax of $3, $11, $4, $68	(12)	(6)	2	(122)
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $0, $0		(1)		(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($3), ($3)	1	2	3	5
Net actuarial loss, net of tax of ($9), ($12), ($26), ($37)	29	33	84	101
Total other comprehensive income (loss) attributable to PPL
Shareowners	(40)	121	127	(67)

Comprehensive income (loss)	457	532	1,169	1,162
Comprehensive income attributable to noncontrolling interests		1		1
Comprehensive income (loss) attributable to PPL Shareowners	$457	$531	$1,169	$1,161

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$1,042	$1,229
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	930	859
Amortization	168	164
Defined benefit plans - expense	71	135
Deferred income taxes and investment tax credits	266	301
Unrealized (gains) losses on derivatives, and other hedging activities	117	126
Adjustment to WPD line loss accrual	65	45
Stock compensation expense	52	45
Other	38	2
Change in current assets and current liabilities
Accounts receivable	(29)	(79)
Accounts payable	(126)	(140)
Unbilled revenues	163	197
Fuel, materials and supplies	(60)	(14)
Counterparty collateral	(18)	(77)
Taxes payable	208	76
Uncertain tax positions	1	(104)
Other	(5)	(89)
Other operating activities
Defined benefit plans - funding	(322)	(505)
Other assets	8	(59)
Other liabilities	59	111
Net cash provided by operating activities	2,628	2,223
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,878)	(2,768)
Expenditures for intangible assets	(74)	(61)
Purchases of nuclear plant decommissioning trust investments	(124)	(102)
Proceeds from the sale of nuclear plant decommissioning trust investments	112	92
Proceeds from the receipt of grants	164	5
Net (increase) decrease in restricted cash and cash equivalents	(187)	13
Other investing activities	13	33
Net cash provided by (used in) investing activities	(2,974)	(2,788)
Cash Flows from Financing Activities
Issuance of long-term debt	296	862
Retirement of long-term debt	(545)	(309)
Repurchase of common stock		(74)
Issuance of common stock	1,037	1,409
Payment of common stock dividends	(718)	(645)
Debt issuance and credit facility costs	(21)	(37)
Contract adjustment payments	(21)	(72)
Net increase (decrease) in short-term debt	398	(148)
Other financing activities	(7)	(20)
Net cash provided by (used in) financing activities	419	966
Effect of Exchange Rates on Cash and Cash Equivalents	13	(11)
Net Increase (Decrease) in Cash and Cash Equivalents	86	390
Cash and Cash Equivalents at Beginning of Period	1,102	901
Cash and Cash Equivalents at End of Period	$1,188	$1,291

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$1,188	$1,102
Restricted cash and cash equivalents	274	83
Accounts receivable (less reserve: 2014, $48; 2013, $64)
Customer	911	923
Other	139	97
Unbilled revenues	676	835
Fuel, materials and supplies	763	702
Prepayments	117	153
Deferred income taxes	242	246
Price risk management assets	732	942
Assets of discontinued operations	647
Regulatory assets	28	33
Other current assets	43	37
Total Current Assets	5,760	5,153

Investments
Nuclear plant decommissioning trust funds	911	864
Other investments	36	43
Total Investments	947	907

Property, Plant and Equipment
Regulated utility plant	30,169	27,755
Less: accumulated depreciation - regulated utility plant	5,315	4,873
Regulated utility plant, net	24,854	22,882
Non-regulated property, plant and equipment
Generation	11,179	11,881
Nuclear fuel	624	591
Other	869	834
Less: accumulated depreciation - non-regulated property, plant and equipment	6,323	6,172
Non-regulated property, plant and equipment, net	6,349	7,134
Construction work in progress	3,194	3,071
Property, Plant and Equipment, net	34,397	33,087

Other Noncurrent Assets
Regulatory assets	1,253	1,246
Goodwill	4,187	4,225
Other intangibles	936	947
Price risk management assets	366	337
Other noncurrent assets	343	357
Total Other Noncurrent Assets	7,085	7,112

Total Assets	$48,189	$46,259

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$1,099	$701
Long-term debt due within one year	235	315
Accounts payable	1,208	1,308
Taxes	281	114
Interest	354	325
Dividends	248	232
Price risk management liabilities	897	829
Regulatory liabilities	92	90
Other current liabilities	998	998
Total Current Liabilities	5,412	4,912

Long-term Debt	20,522	20,592

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,423	3,928
Investment tax credits	161	342
Price risk management liabilities	377	415
Accrued pension obligations	952	1,286
Asset retirement obligations	739	687
Regulatory liabilities	1,028	1,048
Other deferred credits and noncurrent liabilities	601	583
Total Deferred Credits and Other Noncurrent Liabilities	8,281	8,289

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	6
Additional paid-in capital	9,388	8,316
Earnings reinvested	6,017	5,709
Accumulated other comprehensive loss	(1,438)	(1,565)
Total Equity	13,974	12,466

Total Liabilities and Equity	$48,189	$46,259

(a)	780,000 shares authorized; 664,653 and 630,321 shares issued and outstanding at September 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Shareowners
	Common
	stock				Accumulated
	shares		Additional		other	Non-
	outstanding	Common	paid-in	Earnings	comprehensive	controlling
	(a)	stock	capital	reinvested	loss	interests	Total

June 30, 2014	664,018	$7	$9,358	$5,768	$(1,398)		$13,735
Common stock issued	635		21				21
Stock-based compensation			9				9
Net income				497			497
Dividends and dividend
equivalents				(248)			(248)
Other comprehensive
income (loss)					(40)		(40)
September 30, 2014	664,653	$7	$9,388	$6,017	$(1,438)		$13,974

December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)		$12,466
Common stock issued	34,332	1	1,048				1,049
Stock-based compensation			24				24
Net income				1,042			1,042
Dividends and dividend
equivalents				(734)			(734)
Other comprehensive
income (loss)					127		127
September 30, 2014	664,653	$7	$9,388	$6,017	$(1,438)		$13,974

June 30, 2013	591,622	$6	$7,195	$5,863	$(2,128)	$18	$10,954
Common stock issued	40,117		1,151				1,151
Common stock repurchased	(1,500)		(46)				(46)
Stock-based compensation			5				5
Net income				410		1	411
Dividends and dividend
equivalents				(233)		(1)	(234)
Other comprehensive
income (loss)					121		121
September 30, 2013	630,239	$6	$8,305	$6,040	$(2,007)	$18	$12,362

December 31, 2012	581,944	$6	$6,936	$5,478	$(1,940)	$18	$10,498
Common stock issued	50,725		1,433				1,433
Common stock repurchased	(2,430)		(74)				(74)
Cash settlement of equity forward
agreements			(13)				(13)
Stock-based compensation			23				23
Net income				1,228		1	1,229
Dividends and dividend
equivalents				(666)		(1)	(667)
Other comprehensive
income (loss)					(67)		(67)
September 30, 2013	630,239	$6	$8,305	$6,040	$(2,007)	$18	$12,362

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues
Unregulated wholesale energy	$1,109	$913	$203	$2,380
Unregulated wholesale energy to affiliate	20	11	68	37
Unregulated retail energy	283	265	913	758
Energy-related businesses	189	143	469	378
Total Operating Revenues	1,601	1,332	1,653	3,553

Operating Expenses
Operation
Fuel	212	258	953	780
Energy purchases	708	389	(893)	1,088
Other operation and maintenance	232	232	746	714
Depreciation	74	75	225	223
Taxes, other than income	14	14	45	40
Energy-related businesses	172	138	451	366
Total Operating Expenses	1,412	1,106	1,527	3,211

Operating Income	189	226	126	342

Other Income (Expense) - net	10	1	23	17

Interest Expense	31	37	95	123

Income from Continuing Operations Before Income Taxes	168	190	54	236

Income Taxes	74	71	16	91

Income from Continuing Operations After Income Taxes	94	119	38	145

Income (Loss) from Discontinued Operations (net of income taxes)	7	6	10	28

Net Income	101	125	48	173

Net Income Attributable to Noncontrolling Interests		1		1

Net Income Attributable to PPL Energy Supply Member	$101	$124	$48	$172

Amounts Attributable to PPL Energy Supply Member:
Income from Continuing Operations After Income Taxes	$94	$118	$38	$144
Income (Loss) from Discontinued Operations (net of income taxes)	7	6	10	28
Net Income	$101	$124	$48	$172

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$101	$125	$48	$173

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Available-for-sale securities, net of tax of $1, ($15), ($20), ($42)	(1)	15	18	40
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $4, $1, $6, $2	(3)		(5)	(2)
Qualifying derivatives, net of tax of $2, $19, $11, $63	(5)	(29)	(18)	(96)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($2), ($2)	1	1	2	3
Net actuarial loss, net of tax of $0, ($2), ($2), ($7)	1	3	4	11
Total other comprehensive income (loss) attributable to
PPL Energy Supply Member	(7)	(10)	1	(44)

Comprehensive income (loss)	94	115	49	129
Comprehensive income attributable to noncontrolling interests		1		1
Comprehensive income (loss) attributable to PPL Energy
Supply Member	$94	$114	$49	$128

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$48	$173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	242	237
Amortization	117	111
Defined benefit plans - expense	34	39
Deferred income taxes and investment tax credits	(150)	112
Impairment of assets	20
Unrealized (gains) losses on derivatives, and other hedging activities	216	98
Other	19	9
Change in current assets and current liabilities
Accounts receivable	(1)	71
Accounts payable	(45)	(108)
Unbilled revenues	41	135
Fuel, materials and supplies	(67)	(18)
Taxes payable	70	(43)
Counterparty collateral	(18)	(77)
Price risk management assets and liabilities	(34)	1
Other	(9)	10
Other operating activities
Defined benefit plans - funding	(32)	(107)
Other assets	(2)	(32)
Other liabilities	16	(28)
Net cash provided by operating activities	465	583
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(276)	(341)
Expenditures for intangible assets	(38)	(33)
Purchases of nuclear plant decommissioning trust investments	(124)	(102)
Proceeds from the sale of nuclear plant decommissioning trust investments	112	92
Proceeds from the receipt of grants	164	4
Net (increase) decrease in restricted cash and cash equivalents	(199)	9
Other investing activities	17	20
Net cash provided by (used in) investing activities	(344)	(351)
Cash Flows from Financing Activities
Retirement of long-term debt	(308)	(309)
Contributions from member	730	980
Distributions to member	(1,178)	(408)
Net increase (decrease) in short-term debt	590	(356)
Other financing activities		(1)
Net cash provided by (used in) financing activities	(166)	(94)
Net Increase (Decrease) in Cash and Cash Equivalents	(45)	138
Cash and Cash Equivalents at Beginning of Period	239	413
Cash and Cash Equivalents at End of Period	$194	$551

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$194	$239
Restricted cash and cash equivalents	267	68
Accounts receivable (less reserve: 2014, $2; 2013, $21)
Customer	203	233
Other	96	97
Accounts receivable from affiliates	44	45
Unbilled revenues	245	286
Fuel, materials and supplies	425	358
Prepayments	10	20
Deferred income taxes	35
Price risk management assets	713	860
Assets of discontinued operations	578
Other current assets	30	27
Total Current Assets	2,840	2,233

Investments
Nuclear plant decommissioning trust funds	911	864
Other investments	32	37
Total Investments	943	901

Property, Plant and Equipment
Non-regulated property, plant and equipment
Generation	11,188	11,891
Nuclear fuel	624	591
Other	296	288
Less: accumulated depreciation - non-regulated property, plant and equipment	6,157	6,046
Non-regulated property, plant and equipment, net	5,951	6,724
Construction work in progress	408	450
Property, Plant and Equipment, net	6,359	7,174

Other Noncurrent Assets
Goodwill	72	86
Other intangibles	254	266
Price risk management assets	328	328
Other noncurrent assets	77	86
Total Other Noncurrent Assets	731	766

Total Assets	$10,873	$11,074

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$590
Long-term debt due within one year	235	$304
Accounts payable	272	393
Accounts payable to affiliates	42	4
Taxes	101	31
Interest	42	22
Price risk management liabilities	850	750
Other current liabilities	243	278
Total Current Liabilities	2,375	1,782

Long-term Debt	1,983	2,221

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,185	1,114
Investment tax credits	27	205
Price risk management liabilities	287	320
Accrued pension obligations	103	111
Asset retirement obligations	413	393
Other deferred credits and noncurrent liabilities	135	130
Total Deferred Credits and Other Noncurrent Liabilities	2,150	2,273

Commitments and Contingent Liabilities (Note 10)

Member's Equity	4,365	4,798

Total Liabilities and Equity	$10,873	$11,074

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

June 30, 2014	$4,569		$4,569
Net income	101		101
Other comprehensive income (loss)	(7)		(7)
Distributions	(298)		(298)
September 30, 2014	$4,365		$4,365

December 31, 2013	$4,798		$4,798
Net income	48		48
Other comprehensive income (loss)	1		1
Contributions from member	730		730
Distributions	(1,212)		(1,212)
September 30, 2014	$4,365		$4,365

June 30, 2013	$3,541	$18	$3,559
Net income	124	1	125
Other comprehensive income (loss)	(10)		(10)
Contributions from member	875		875
Distributions		(1)	(1)
September 30, 2013	$4,530	$18	$4,548

December 31, 2012	$3,830	$18	$3,848
Net income	172	1	173
Other comprehensive income (loss)	(44)		(44)
Contributions from member	980		980
Distributions	(408)	(1)	(409)
September 30, 2013	$4,530	$18	$4,548

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating Revenues	$477	$464	$1,518	$1,391

Operating Expenses
Operation
Energy purchases	128	144	431	436
Energy purchases from affiliate	20	11	68	37
Other operation and maintenance	133	134	402	391
Depreciation	47	45	137	132
Taxes, other than income	25	25	80	77
Total Operating Expenses	353	359	1,118	1,073

Operating Income	124	105	400	318

Other Income (Expense) - net	3	2	6	5

Interest Expense	33	30	91	80

Income Before Income Taxes	94	77	315	243

Income Taxes	37	26	121	83

Net Income (a)	$57	$51	$194	$160

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$194	$160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	137	132
Amortization	13	13
Defined benefit plans - expense	10	16
Deferred income taxes and investment tax credits	65	103
Other	(20)	(7)
Change in current assets and current liabilities
Accounts receivable	(45)	(14)
Accounts payable	(25)	(42)
Unbilled revenues	40	34
Taxes payable	45	24
Other	4	(19)
Other operating activities
Defined benefit plans - funding	(20)	(88)
Other assets	8	6
Other liabilities	6	9
Net cash provided by operating activities	412	327

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(700)	(688)
Expenditures for intangible assets	(25)	(20)
Net (increase) decrease in notes receivable from affiliates	150
Other investing activities	13	11
Net cash provided by (used in) investing activities	(562)	(697)

Cash Flows from Financing Activities
Issuance of long-term debt	296	348
Retirement of long-term debt	(10)
Contributions from parent	95	205
Payment of common stock dividends to parent	(121)	(94)
Net increase (decrease) in short-term debt	(20)
Other financing activities	(4)	(4)
Net cash provided by (used in) financing activities	236	455

Net Increase (Decrease) in Cash and Cash Equivalents	86	85
Cash and Cash Equivalents at Beginning of Period	25	140
Cash and Cash Equivalents at End of Period	$111	$225

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$111	$25
Accounts receivable (less reserve: 2014, $18; 2013, $18)
Customer	309	284
Other	27	5
Accounts receivable from affiliates	2	4
Notes receivable from affiliate		150
Unbilled revenues	76	116
Materials and supplies	35	35
Prepayments	28	40
Deferred income taxes	89	85
Other current assets	13	22
Total Current Assets	690	766

Property, Plant and Equipment
Regulated utility plant	7,430	6,886
Less: accumulated depreciation - regulated utility plant	2,523	2,417
Regulated utility plant, net	4,907	4,469
Other, net	2	2
Construction work in progress	713	591
Property, Plant and Equipment, net	5,622	5,062

Other Noncurrent Assets
Regulatory assets	772	772
Intangibles	234	211
Other noncurrent assets	37	35
Total Other Noncurrent Assets	1,043	1,018

Total Assets	$7,355	$6,846

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt		$20
Long term debt due within one year		10
Accounts payable	$280	295
Accounts payable to affiliates	53	57
Taxes	52	51
Interest	27	34
Regulatory liabilities	81	76
Other current liabilities	92	82
Total Current Liabilities	585	625

Long-term Debt	2,602	2,305

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,490	1,399
Accrued pension obligations	84	96
Regulatory liabilities	18	15
Other deferred credits and noncurrent liabilities	59	57
Total Deferred Credits and Other Noncurrent Liabilities	1,651	1,567

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,435	1,340
Earnings reinvested	718	645
Total Equity	2,517	2,349

Total Liabilities and Equity	$7,355	$6,846

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

June 30, 2014	66,368	$364	$1,435	$695	$2,494
Net income				57	57
Cash dividends declared on common stock				(34)	(34)
September 30, 2014	66,368	$364	$1,435	$718	$2,517

December 31, 2013	66,368	$364	$1,340	$645	$2,349
Net income				194	194
Capital contributions from PPL			95		95
Cash dividends declared on common stock				(121)	(121)
September 30, 2014	66,368	$364	$1,435	$718	$2,517

June 30, 2013	66,368	$364	$1,340	$606	$2,310
Net income				51	51
Cash dividends declared on common stock				(28)	(28)
September 30, 2013	66,368	$364	$1,340	$629	$2,333

December 31, 2012	66,368	$364	$1,135	$563	$2,062
Net income				160	160
Capital contributions from PPL			205		205
Cash dividends declared on common stock				(94)	(94)
September 30, 2013	66,368	$364	$1,340	$629	$2,333

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating Revenues	$753	$744	$2,409	$2,226

Operating Expenses
Operation
Fuel	240	237	748	684
Energy purchases	24	23	184	146
Other operation and maintenance	197	188	609	582
Depreciation	89	84	262	249
Taxes, other than income	13	12	39	36
Total Operating Expenses	563	544	1,842	1,697

Operating Income	190	200	567	529

Other Income (Expense) - net	(2)	(4)	(6)	(6)

Interest Expense	42	37	125	110

Interest Expense with Affiliate				1

Income from Continuing Operations Before Income Taxes	146	159	436	412

Income Taxes	55	59	165	153

Income from Continuing Operations After Income Taxes	91	100	271	259

Income (Loss) from Discontinued Operations (net of income taxes)				1

Net Income (a)	$91	$100	$271	$260

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$271	$260
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	262	249
Amortization	18	19
Defined benefit plans - expense	18	38
Deferred income taxes and investment tax credits	251	99
Other	11	6
Change in current assets and current liabilities
Accounts receivable	(31)	(78)
Accounts payable	7	34
Accounts payable to affiliates	(2)	1
Unbilled revenues	49	19
Fuel, materials and supplies	4	1
Taxes payable	5	83
Accrued interest	36	30
Other	(10)
Other operating activities
Defined benefit plans - funding	(43)	(159)
Settlement of interest rate swaps		98
Other assets		9
Other liabilities	5	14
Net cash provided by operating activities	851	723
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(843)	(891)
Net (increase) decrease in notes receivable from affiliates	70
Other investing activities		2
Net cash provided by (used in) investing activities	(773)	(889)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	22	27
Net increase (decrease) in short-term debt	103	87
Debt issuance and credit facility costs	(3)
Distributions to member	(327)	(116)
Contributions from member	139	146
Net cash provided by (used in) financing activities	(66)	144
Net Increase (Decrease) in Cash and Cash Equivalents	12	(22)
Cash and Cash Equivalents at Beginning of Period	35	43
Cash and Cash Equivalents at End of Period	$47	$21

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$47	$35
Accounts receivable (less reserve: 2014, $25; 2013, $22)
Customer	219	224
Other	44	20
Unbilled revenues	131	180
Fuel, materials and supplies	274	278
Prepayments	28	21
Notes receivable from affiliates		70
Deferred income taxes	69	159
Regulatory assets	25	27
Other current assets	4	3
Total Current Assets	841	1,017

Property, Plant and Equipment
Regulated utility plant	9,399	8,526
Less: accumulated depreciation - regulated utility plant	996	778
Regulated utility plant, net	8,403	7,748
Other, net	4	3
Construction work in progress	1,812	1,793
Property, Plant and Equipment, net	10,219	9,544

Other Noncurrent Assets
Regulatory assets	481	474
Goodwill	996	996
Other intangibles	185	221
Price risk management assets from affiliates	6
Other noncurrent assets	99	98
Total Other Noncurrent Assets	1,767	1,789

Total Assets	$12,827	$12,350

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$348	$245
Notes payable with affiliates	22
Accounts payable	429	346
Accounts payable to affiliates	1	3
Customer deposits	51	50
Taxes	44	39
Price risk management liabilities	4	4
Regulatory liabilities	11	14
Interest	59	23
Other current liabilities	113	111
Total Current Liabilities	1,082	835

Long-term Debt	4,566	4,565

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,131	965
Investment tax credits	132	135
Accrued pension obligations	116	152
Asset retirement obligations	275	245
Regulatory liabilities	1,010	1,033
Price risk management liabilities	38	32
Price risk management liabilities with affiliates	4
Other deferred credits and noncurrent liabilities	243	238
Total Deferred Credits and Other Noncurrent Liabilities	2,949	2,800

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,230	4,150

Total Liabilities and Equity	$12,827	$12,350

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

June 30, 2014	$4,225
Net income	91
Contributions from member	20
Distributions to member	(106)
September 30, 2014	$4,230

December 31, 2013	$4,150
Net income	271
Contributions from member	139
Distributions to member	(327)
Other comprehensive income (loss)	(3)
September 30, 2014	$4,230

June 30, 2013	$4,022
Net income	100
Distributions to member	(47)
September 30, 2013	$4,075

December 31, 2012	$3,786
Net income	260
Contributions from member	146
Distributions to member	(116)
Other comprehensive income (loss)	(1)
September 30, 2013	$4,075

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues
Retail and wholesale	$334	$332	$1,096	$1,003
Electric revenue from affiliate	13	11	74	46
Total Operating Revenues	347	343	1,170	1,049

Operating Expenses
Operation
Fuel	99	100	320	284
Energy purchases	20	18	167	129
Energy purchases from affiliate	3	2	11	6
Other operation and maintenance	94	93	286	278
Depreciation	39	37	116	110
Taxes, other than income	6	6	19	18
Total Operating Expenses	261	256	919	825

Operating Income	86	87	251	224

Other Income (Expense) - net		(1)	(3)	(3)

Interest Expense	13	10	37	30

Income Before Income Taxes	73	76	211	191

Income Taxes	27	27	78	69

Net Income (a)	$46	$49	$133	$122

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$133	$122
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	116	110
Amortization	9	9
Defined benefit plans - expense	7	13
Deferred income taxes and investment tax credits	31	22
Other	(2)	10
Change in current assets and current liabilities
Accounts receivable	(8)	(20)
Accounts payable	8	18
Accounts payable to affiliates	(4)	7
Unbilled revenues	27	10
Fuel, materials and supplies	5	2
Taxes payable	10	32
Accrued Interest	9	3
Other	1	9
Other operating activities
Defined benefit plans - funding	(12)	(45)
Settlement of interest rate swaps		49
Other assets	1	9
Other liabilities	(4)	2
Net cash provided by operating activities	327	362
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(422)	(376)
Net cash provided by (used in) investing activities	(422)	(376)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	123	17
Debt issuance and credit facility costs	(1)
Payment of common stock dividends to parent	(83)	(67)
Contributions from parent	73	54
Net cash provided by (used in) financing activities	112	4
Net Increase (Decrease) in Cash and Cash Equivalents	17	(10)
Cash and Cash Equivalents at Beginning of Period	8	22
Cash and Cash Equivalents at End of Period	$25	$12

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$25	$8
Accounts receivable (less reserve: 2014, $2; 2013, $2)
Customer	93	102
Other	12	9
Unbilled revenues	58	85
Accounts receivable from affiliates	10
Fuel, materials and supplies	149	154
Prepayments	5	7
Regulatory assets	23	17
Other current assets	2	3
Total Current Assets	377	385

Property, Plant and Equipment
Regulated utility plant	3,606	3,383
Less: accumulated depreciation - regulated utility plant	429	332
Regulated utility plant, net	3,177	3,051
Construction work in progress	912	651
Property, Plant and Equipment, net	4,089	3,702

Other Noncurrent Assets
Regulatory assets	305	303
Goodwill	389	389
Other intangibles	102	120
Price risk management assets from affiliates	3
Other noncurrent assets	34	35
Total Other Noncurrent Assets	833	847

Total Assets	$5,299	$4,934

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$143	$20
Accounts payable	250	166
Accounts payable to affiliates	20	24
Customer deposits	24	24
Taxes	21	11
Price risk management liabilities	4	4
Regulatory liabilities	9	9
Interest	15	6
Other current liabilities	33	32
Total Current Liabilities	519	296

Long-term Debt	1,353	1,353

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	613	582
Investment tax credits	37	38
Accrued pension obligations	9	19
Asset retirement obligations	69	68
Regulatory liabilities	471	482
Price risk management liabilities	38	32
Price risk management liabilities with affiliates	2
Other deferred credits and noncurrent liabilities	105	104
Total Deferred Credits and Other Noncurrent Liabilities	1,344	1,325

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,437	1,364
Earnings reinvested	222	172
Total Equity	2,083	1,960

Total Liabilities and Equity	$5,299	$4,934

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

June 30, 2014	21,294	$424	$1,417	$199	$2,040
Net income				46	46
Capital contributions from LKE			20		20
Cash dividends declared on common stock				(23)	(23)
September 30, 2014	21,294	$424	$1,437	$222	$2,083

December 31, 2013	21,294	$424	$1,364	$172	$1,960
Net income				133	133
Capital contributions from LKE			73		73
Cash dividends declared on common stock				(83)	(83)
September 30, 2014	21,294	$424	$1,437	$222	$2,083

June 30, 2013	21,294	$424	$1,332	$133	$1,889
Net income				49	49
Cash dividends declared on common stock				(19)	(19)
September 30, 2013	21,294	$424	$1,332	$163	$1,919

December 31, 2012	21,294	$424	$1,278	$108	$1,810
Net income				122	122
Capital contributions from LKE			54		54
Cash dividends declared on common stock				(67)	(67)
September 30, 2013	21,294	$424	$1,332	$163	$1,919

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Revenues
Retail and wholesale	$419	$412	$1,313	$1,223
Electric revenue from affiliate	3	2	11	6
Total Operating Revenues	422	414	1,324	1,229

Operating Expenses
Operation
Fuel	141	137	428	400
Energy purchases	4	5	17	17
Energy purchases from affiliate	13	11	74	46
Other operation and maintenance	97	91	302	286
Depreciation	50	46	145	138
Taxes, other than income	7	6	20	18
Total Operating Expenses	312	296	986	905

Operating Income	110	118	338	324

Other Income (Expense) - net	(1)	(2)	(1)	(1)

Interest Expense	19	17	58	51

Income Before Income Taxes	90	99	279	272

Income Taxes	34	36	106	101

Net Income (a)	$56	$63	$173	$171
(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$173	$171
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	145	138
Amortization	8	9
Defined benefit plans - expense	4	16
Deferred income taxes and investment tax credits	129	73
Other	11	(3)
Change in current assets and current liabilities
Accounts receivable	(11)	(46)
Accounts payable	6	25
Accounts payable to affiliates	4	(9)
Unbilled revenues	22	9
Fuel, materials and supplies	(1)	(1)
Taxes payable	(12)	39
Accrued interest	18	15
Other	(8)	(3)
Other operating activities
Defined benefit plans - funding	(4)	(62)
Settlement of interest rate swaps		49
Other assets	(2)	(2)
Other liabilities	4	1
Net cash provided by operating activities	486	419
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(418)	(512)
Other investing activities		2
Net cash provided by (used in) investing activities	(418)	(510)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(20)	70
Debt issuance and credit facility costs	(1)
Payment of common stock dividends to parent	(112)	(83)
Contributions from parent	66	92
Net cash provided by (used in) financing activities	(67)	79
Net Increase (Decrease) in Cash and Cash Equivalents	1	(12)
Cash and Cash Equivalents at Beginning of Period	21	21
Cash and Cash Equivalents at End of Period	$22	$9

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$22	$21
Accounts receivable (less reserve: 2014, $3; 2013, $4)
Customer	126	122
Other	8	9
Unbilled revenues	73	95
Fuel, materials and supplies	125	124
Prepayments	11	4
Regulatory assets	2	10
Other current assets	3	6
Total Current Assets	370	391

Property, Plant and Equipment
Regulated utility plant	5,793	5,143
Less: accumulated depreciation - regulated utility plant	567	446
Regulated utility plant, net	5,226	4,697
Other, net	1	1
Construction work in progress	897	1,139
Property, Plant and Equipment, net	6,124	5,837

Other Noncurrent Assets
Regulatory assets	176	171
Goodwill	607	607
Other intangibles	83	101
Price risk management assets from affiliates	3
Other noncurrent assets	59	56
Total Other Noncurrent Assets	928	935

Total Assets	$7,422	$7,163

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2014	2013
Liabilities and Equity

Current Liabilities
Short-term debt	$130	$150
Accounts payable	166	159
Accounts payable to affiliates	29	25
Customer deposits	27	26
Taxes	21	33
Regulatory liabilities	2	5
Interest	29	11
Other current liabilities	38	36
Total Current Liabilities	442	445

Long-term Debt	2,091	2,091

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	786	658
Investment tax credits	95	97
Accrued pension obligations	2	11
Asset retirement obligations	206	177
Regulatory liabilities	539	551
Price risk management liabilities with affiliates	2
Other deferred credits and noncurrent liabilities	89	89
Total Deferred Credits and Other Noncurrent Liabilities	1,719	1,583

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,571	2,505
Accumulated other comprehensive income (loss)		1
Earnings reinvested	291	230
Total Equity	3,170	3,044

Total Liabilities and Equity	$7,422	$7,163

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2014 and December 31, 2013.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

June 30, 2014	37,818	$308	$2,571	$261		$3,140
Net income				56		56
Cash dividends declared on common stock				(26)		(26)
September 30, 2014	37,818	$308	$2,571	$291		$3,170

December 31, 2013	37,818	$308	$2,505	$230	$1	$3,044
Net income				173		173
Capital contributions from LKE			66			66
Cash dividends declared on common stock				(112)		(112)
Other comprehensive income (loss)					(1)	(1)
September 30, 2014	37,818	$308	$2,571	$291	$	$3,170

June 30, 2013	37,818	$308	$2,440	$179	$1	$2,928
Net income				63		63
Cash dividends declared on common stock				(28)		(28)
September 30, 2013	37,818	$308	$2,440	$214	$1	$2,963

December 31, 2012	37,818	$308	$2,348	$126	$1	$2,783
Net income				171		171
Capital contributions from LKE			92			92
Cash dividends declared on common stock				(83)		(83)
September 30, 2013	37,818	$308	$2,440	$214	$1	$2,963

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2013 is derived from that Registrant's 2013 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2013 Form 10-K.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2014 financial statements.

(PPL and PPL Energy Supply)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Montana's hydroelectric generating facilities expected to be sold in the fourth quarter of 2014.  "Assets of discontinued operations" on the Balance Sheet at September 30, 2014, includes the related assets.  Corresponding amounts at December 31, 2013, have not been reclassified on the Balance Sheet as of that date.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

(PPL Energy Supply)

During the three and nine months ended September 30, 2014, PPL Energy Supply recorded $14 million ($9 million after-tax) and $17 million ($11 million after-tax) increases to "Energy-related businesses" revenues on the 2014 Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary.  The impact of the errors is not material to the previously-issued financial statements and is not expected to be material to the full year results for 2014.

2.  Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2013 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program designed to facilitate competitive markets for electricity in Pennsylvania, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts.  The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During the three and nine months ended September 30, 2014, PPL Electric purchased $260 million and $874 million of accounts receivable from unaffiliated third parties and $77 million and $261 million from

PPL EnergyPlus.  During the three and nine months ended September 30, 2013, PPL Electric purchased $259 million and $738 million of accounts receivable from unaffiliated third parties and $75 million and $222 million from PPL EnergyPlus.

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

In June 2014, PPL and PPL Energy Supply, which primarily represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  The transaction is expected to close in the first or second quarter of 2015.  Upon completion of this transaction, PPL will no longer have a Supply segment.  See Note 8 for additional information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are:

	Three Months		Nine Months
	2014	2013	2014	2013
Income Statement Data
Revenues from external customers
U.K. Regulated	$644	$543	$1,964	$1,763
Kentucky Regulated	753	744	2,409	2,226
Pennsylvania Regulated	477	463	1,516	1,388
Supply (a)	1,571	1,321	1,575	3,516
Corporate and Other	4	3	12	9
Total	$3,449	$3,074	$7,476	$8,902

Intersegment electric revenues
Supply	$20	$11	$68	$37

Net Income Attributable to PPL Shareowners
U.K. Regulated (a)	$295	$183	$688	$741
Kentucky Regulated	82	93	247	227
Pennsylvania Regulated	57	51	194	160
Supply (a)	86	91	16	122
Corporate and Other (b)	(23)	(8)	(103)	(22)
Total	$497	$410	$1,042	$1,228

	September 30,	December 31,
	2014	2013
Balance Sheet Data
Assets
U.K. Regulated	$16,543	$15,895
Kentucky Regulated	12,493	12,016
Pennsylvania Regulated	7,355	6,846
Supply	11,210	11,408
Corporate and Other (c)	588	94
Total assets	$48,189	$46,259

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)
2014 includes certain costs related to the anticipated spinoff of PPL Energy Supply, including deferred income tax expense, third party transaction costs, and separation benefits.  See Note 8 for additional information.

(c)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2014	2013	2014	2013
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL
shareowners	$490	$403	$1,032	$1,198
Less amounts allocated to participating securities	2	2	5	6
Income from continuing operations after income taxes available to PPL
common shareowners - Basic	488	401	1,027	1,192
Plus interest charges (net of tax) related to Equity Units (a)		7	9	37
Income from continuing operations after income taxes available to PPL
common shareowners - Diluted	$488	$408	$1,036	$1,229

Income (loss) from discontinued operations (net of income taxes) available
to PPL common shareowners - Basic and Diluted	$7	$7	$10	$30

	Three Months		Nine Months
	2014	2013	2014	2013
Net income attributable to PPL shareowners	$497	$410	$1,042	$1,228
Less amounts allocated to participating securities	2	2	5	6
Net income available to PPL common shareowners - Basic	495	408	1,037	1,222
Plus interest charges (net of tax) related to Equity Units (a)		7	9	37
Net income available to PPL common shareowners - Diluted	$495	$415	$1,046	$1,259

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	664,432	631,046	649,561	601,275
Add incremental non-participating securities:
Share-based payment awards	1,970	1,163	1,860	1,035
Equity Units (a)		32,134	14,080	59,171
Forward sale agreements				613
Weighted-average shares - Diluted EPS	666,402	664,343	665,501	662,094

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.73	$0.64	$1.58	$1.98
Income (loss) from discontinued operations (net of income taxes)	0.01	0.01	0.02	0.05
Net Income Available to PPL common shareowners	$0.74	$0.65	$1.60	$2.03

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.73	$0.61	$1.56	$1.86
Income (loss) from discontinued operations (net of income taxes)	0.01	0.01	0.01	0.04
Net Income Available to PPL common shareowners	$0.74	$0.62	$1.57	$1.90

(a)
The If-Converted Method was applied to the Equity Units prior to settlement.  See Note 7 for additional information on the 2011 Equity Units, including the issuance of PPL common stock on May 1, 2014 to settle the 2011 Purchase Contracts.

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans, ESOP and DRIP as follows (in thousands):

	Three Months		Nine Months
	2014	2013	2014	2013

Stock-based compensation plans (a)	210	85	2,228	1,469
ESOP				275
DRIP	425		425	549

(a)	Includes stock options exercised, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2014	2013	2014	2013

Stock options	527	1,136	1,901	4,793
Performance units		1		73
Restricted stock units			41	39

5.  Income Taxes

Reconciliations of income taxes for the periods ended September 30 are:

(PPL)

	Three Months		Nine Months
	2014	2013	2014	2013

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$264	$170	$543	$535
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	27	11	21	27
State valuation allowance adjustments (a)	3	38	49	38
Impact of lower U.K. income tax rates (b)	(50)	(38)	(126)	(101)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	26	10	47	5
Federal and state tax reserve adjustments (d)	(1)	(1)		(41)
Federal and state income tax return adjustments	2	(4)	2	(4)
Impact of the U.K. Finance Acts on deferred tax balances (b)		(93)		(93)
Federal income tax credits		(3)	(3)	(8)
Amortization of investment tax credit	(1)		(5)	(5)
Depreciation not normalized	(3)	(2)	(7)	(6)
Intercompany interest on U.K. financing entities	(2)	(2)	(6)	(7)
Other		(5)	5	(11)
Total increase (decrease)	1	(89)	(23)	(206)
Total income taxes	$265	$81	$520	$329

(a)
As a result of the PPL Energy Supply spinoff announcement, PPL recorded deferred income tax expense during the three and nine months ended September 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.  See Note 8 for additional information on the anticipated spinoff.

During the three and nine months ended September 30, 2013, PPL recorded an increase in state deferred income tax expense related to a deferred tax valuation allowance primarily due to a decrease in projected future taxable income over the remaining carryforward period of Pennsylvania net operating losses.

(b)
The U.K.'s Finance Act of 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2013 related to both rate decreases.

(c)
For the three and nine months ended September 30, 2014, PPL recorded $19 million and $40 million increases to income tax expense primarily attributable to the expected taxable amount of cash repatriation in 2014.

During the three and nine months ended September 30, 2013, PPL recorded $10 million and $24 million increases to income tax expense primarily attributable to a revision in the expected taxable amount of cash repatriation in 2013.

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

(PPL Energy Supply)

	Three Months		Nine Months
	2014	2013	2014	2013
Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$59	$67	$19	$83
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	16	6	(3)	8
State valuation allowance adjustments		4		4
Federal and state tax reserve adjustments	(1)			6
Federal income tax credits	(3)	(3)	(5)	(6)
State deferred tax rate change			3
Other	3	(3)	2	(4)
Total increase (decrease)	15	4	(3)	8
Total income taxes	$74	$71	$16	$91

(PPL Electric)

	Three Months		Nine Months
	2014	2013	2014	2013

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$33	$27	$110	$85
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	5	17	13
Federal and state tax reserve adjustments		(2)	(1)	(6)
Depreciation not normalized	(2)	(2)	(5)	(6)
Other	1	(2)		(3)
Total increase (decrease)	4	(1)	11	(2)
Total income taxes	$37	$26	$121	$83

(LKE)

	Three Months		Nine Months
	2014	2013	2014	2013

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$51	$56	$153	$144
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6	6	16	14
Amortization of investment tax credit	(1)	(1)	(3)	(3)
Other	(1)	(2)	(1)	(2)
Total increase (decrease)	4	3	12	9
Total income taxes	$55	$59	$165	$153

(LG&E)

	Three Months		Nine Months
	2014	2013	2014	2013

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$26	$27	$74	$67
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	8	7
Other	(2)	(3)	(4)	(5)
Total increase (decrease)	1		4	2
Total income taxes	$27	$27	$78	$69

(KU)

	Three Months		Nine Months
	2014	2013	2014	2013

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$32	$35	$98	$95
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	4	10	10
Other	(1)	(3)	(2)	(4)
Total increase (decrease)	2	1	8	6
Total income taxes	$34	$36	$106	$101

6.  Utility Rate Regulation

(All Registrants except PPL Energy Supply)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery	$3	$7
Gas supply clause	20	10
Fuel adjustment clause		2
Demand side management		8
Other	5	6	$3	$6
Total current regulatory assets	$28	$33	$3	$6

Noncurrent Regulatory Assets:
Defined benefit plans	$486	$509	$250	$257
Taxes recoverable through future rates	313	306	313	306
Storm costs	130	147	47	53
Unamortized loss on debt	79	85	51	57
Interest rate swaps	54	44
Accumulated cost of removal of utility plant	111	98	111	98
AROs	72	44
Other	8	13		1
Total noncurrent regulatory assets	$1,253	$1,246	$772	$772

Current Regulatory Liabilities:
Generation supply charge	$33	$23	$33	$23
Gas supply clause	4	3
Transmission service charge	2	8	2	8
Fuel adjustment clause	1	4
Transmission formula rate	42	20	42	20
Universal service rider		10		10
Storm damage expense	1	14	1	14
Gas line tracker	5	6
Other	4	2	3	1
Total current regulatory liabilities	$92	$90	$81	$76

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$697	$688
Coal contracts (a)	69	98
Power purchase agreement - OVEC (a)	94	100
Net deferred tax assets	27	30
Act 129 compliance rider	18	15	$18	$15
Defined benefit plans	29	26
Interest rate swaps	90	86
Other	4	5
Total noncurrent regulatory liabilities	$1,028	$1,048	$18	$15

	LKE		LG&E		KU
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013

Current Regulatory Assets:
Environmental cost recovery	$3	$7	$3	$2		$5
Gas supply clause	20	10	20	10
Fuel adjustment clause		2		2
Demand side management		8		3		5
Other	2				$2
Total current regulatory assets	$25	$27	$23	$17	$2	$10

Noncurrent Regulatory Assets:
Defined benefit plans	$236	$252	$159	$164	$77	$88
Storm costs	83	94	45	51	38	43
Unamortized loss on debt	28	28	18	18	10	10
Interest rate swaps	54	44	52	44	2
AROs	72	44	27	21	45	23
Other	8	12	4	5	4	7
Total noncurrent regulatory assets	$481	$474	$305	$303	$176	$171

Current Regulatory Liabilities:
Gas supply clause	$4	$3	$4	$3
Fuel adjustment clause	1	4			$1	$4
Gas line tracker	5	6	5	6
Other	1	1			1	1
Total current regulatory liabilities	$11	$14	$9	$9	$2	$5

	LKE		LG&E		KU
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$697	$688	$305	$299	$392	$389
Coal contracts (a)	69	98	30	43	39	55
Power purchase agreement - OVEC (a)	94	100	65	69	29	31
Net deferred tax assets	27	30	24	26	3	4
Defined benefit plans	29	26			29	26
Interest rate swaps	90	86	45	43	45	43
Other	4	5	2	2	2	3
Total noncurrent regulatory liabilities	$1,010	$1,033	$471	$482	$539	$551

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U. K. Activities (PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, during the first quarter of 2014 WPD increased its existing liability by $65 million for over-recovery of line losses with a reduction to "Utility" revenues on the Statement of Income.  The total recorded liability at September 30, 2014 was $105 million, all of which will be refunded to customers from April 1, 2015 through March 31, 2019.  The recorded liability at December 31, 2013 was $74 million.  Other activity impacting the liability included reductions in the liability that have been included in tariffs and foreign exchange movements.  In June 2014, WPD applied for judicial review of certain of Ofgem's decisions related to closing out the DPCR4 line loss mechanism.  The court has set a hearing for November 20, 2014 to hear WPD's application for permission to seek judicial review.  The primary relief sought is for Ofgem to reconsider the overall proportionality of penalties imposed on WPD.  The entire process could last through the second quarter of 2015.  PPL cannot predict the outcome of this matter.

Kentucky Activities (PPL, LKE, LG&E and KU)

CPCN Filings

In January 2014, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to build an NGCC generating unit, Green River Unit 5, at KU's Green River generating site and a solar generating facility at the E. W. Brown generating site.  In April 2014, LG&E and KU filed a motion to hold further proceedings in abeyance to allow the companies to assess the potential impact of certain events on their future capacity needs, including the receipt of termination notices to be generally effective in 2019 from certain KU municipal wholesale customers.  In August 2014, LG&E and KU submitted a motion to withdraw their request to construct the Green River NGCC and the KPSC issued an order granting that request.  LG&E's and KU's CPCN application continues to request approval to construct the E. W. Brown solar generating facility.  LG&E and KU entered into a stipulation in this proceeding agreeing to certain matters with some interveners.  A hearing is scheduled to be held in November 2014, and a final order is anticipated before the end of the year.  See "Federal Matters - FERC Wholesale Formula Rates" below for additional information relating to the municipal wholesale customers.

Rate Case Proceedings

On November 4, 2014, LG&E and KU announced that on November 26, 2014, they anticipate filing requests with the KPSC for increases in annual base electricity rates of approximately $30 million at LG&E and approximately $153 million at KU and an increase in annual base gas rates of approximately $14 million at LG&E.  The proposed base rate increases would result in electricity rate increases of 2.7% at LG&E and 9.6% at KU and a gas rate increase of 4.2% at LG&E and would become effective in July 2015.  LG&E's and KU's applications each include a request for authorized returns-on-equity of 10.50%.  The applications are based on a forecasted test year of July 1, 2015 through June 30, 2016.  LG&E and KU cannot predict the outcome of these proceedings.

Pennsylvania Activities (PPL and PPL Electric)

Storm Damage Expense Rider

In its December 2012 final rate case order, the PUC directed PPL Electric to file a proposed Storm Damage Expense Rider (SDER).  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  PPL Electric proposed that the SDER become effective January 1, 2013 at a zero rate with qualifying storm costs incurred in 2013 and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014.  As of December 31, 2013, PPL Electric had a $14 million regulatory liability balance for amounts expected to be refunded to customers for revenues collected to cover storm costs in excess of actual storm costs incurred during 2013.  In April 2014, the PUC issued a final order approving the SDER.  The SDER will be effective January 1, 2015 and initially include actual storm costs compared to collections from December 2013 through November 2014.  As a result of the order, PPL Electric reduced its regulatory liability by $12 million.  Also, as part of the order, PPL Electric can recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 2015.  On June 20, 2014, the Office of Consumer Advocate filed a petition for review of the April 2014 order with the Commonwealth Court of Pennsylvania.  The case remains pending.  See "Storm Costs" below for additional information on Hurricane Sandy costs.

Storm Costs

In February 2013, PPL Electric received an order from the PUC granting permission to defer qualifying costs in excess of insurance recoveries associated with Hurricane Sandy.  At September 30, 2014 and December 31, 2013, $29 million was included on the Balance Sheets as a regulatory asset.

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

In January 2013, the PUC approved PPL Electric's DSP procurement plan for the period June 1, 2013 through May 31, 2015.  In April 2014, PPL Electric filed a new DSP procurement plan with the PUC for the period June 1, 2015 through May 31, 2017.  In September 2014, the parties filed with the presiding Administrative Law Judge a partial settlement resolving all but two issues in the proceeding related to the structure of the DSP, without direct financial impact on PPL Electric.  The parties filed briefs on those two issues.  In October 2014, a Recommended Decision was issued approving the partial settlement.  This proceeding remains pending before the PUC but is not expected to have a material impact on PPL Electric.

Smart Meter Rider

Act 129 also requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs are able to recover the costs of providing smart metering technology.  All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129.  PPL Electric conducted pilot projects and technical evaluations of its current advanced metering technology and concluded that the current technology does not meet all of the Act 129 requirements.  PPL Electric recovered the cost of its evaluations through a cost recovery mechanism, the Smart Meter Rider (SMR).  In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014.  PPL Electric also submitted revised SMR charges that became effective January 1, 2014.  On June 30, 2014, PPL Electric filed its final Smart Meter Plan with the PUC.  In that plan, PPL Electric proposes to replace all of its current meters with advanced meters that meet the Act 129 requirements.  Full deployment of the new meters is expected to be complete by the end of 2019.  The total cost of the project is estimated to be approximately $450 million.  PPL Electric proposes to recover these costs through the SMR which the PUC previously has approved for recovery of such costs.  The PUC assigned PPL Electric's plan to an Administrative Law Judge for hearings and preparation of a recommended decision.  PPL Electric cannot predict the outcome of this proceeding.

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

In September 2012, PPL Electric filed its LTIIP describing projects eligible for inclusion in the DSIC and, in an order entered on May 23, 2013, the PUC approved PPL Electric's proposed DSIC with an initial rate effective July 1, 2013, subject to refund after hearings.  The PUC also assigned four technical recovery calculation issues to the Office of Administrative Law Judge for hearing and preparation of a recommended decision.  In August 2014, the presiding Administrative Law Judge issued a recommended decision which would not have a significant impact on PPL Electric.  This matter remains pending before the PUC.

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

PPL Electric initiated its formula rate 2012, 2011 and 2010 Annual Updates.  Each update was subsequently challenged by a group of municipal customers, whose challenges were opposed by PPL Electric.  Between 2011 and 2013, numerous hearings before the FERC and settlement conferences were convened in an attempt to resolve these matters.  Beginning in the second half of 2013, PPL Electric and the group of municipal customers exchanged confidential settlement proposals.  In September 2014, the parties filed a Joint Offer of Settlement with the FERC resolving all issues in the pending challenges, and including refunds of certain insignificant amounts to the municipalities.  The settlement judge certified the uncontested settlement to the FERC with a recommendation that it be approved.

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts.  KU and the terminating municipalities continue settlement discussions in this proceeding.  KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

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

	September 30, 2014					December 31, 2013
				Letters of			Letters of
				Credit Issued			Credit Issued
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
PPL WW Syndicated
Credit Facility	Dec. 2016	£210	£97		£113	£103
WPD (South West)
Syndicated Credit Facility	July 2019	245			245
WPD (East Midlands)
Syndicated Credit Facility	July 2019	300			300
WPD (West Midlands)
Syndicated Credit Facility	July 2019	300			300
Uncommitted Credit Facilities		105		£5	100		£5
Total U.K. Credit Facilities (a)		£1,160	£97	£5	£1,058	£103	£5

U.S.
PPL Capital Funding
Syndicated Credit Facility	July 2019	$300			$300
Syndicated Credit Facility (b)	Nov. 2018	300			300	$270
Bilateral Credit Facility	Mar. 2015	150			150
Uncommitted Credit Facility		65			65
Total PPL Capital Funding Credit Facilities		$815			$815	$270

PPL Energy Supply
Syndicated Credit Facility (b)	Nov. 2017	$3,000	$590	$82	$2,328		$29
Letter of Credit Facility	Mar. 2015	150		113	37		138
Uncommitted Credit Facilities		175		74	101		77
Total PPL Energy Supply Credit Facilities		$3,325	$590	$269	$2,466		$244

PPL Electric
Syndicated Credit Facility	July 2019	$300		$1	$299		$21

LKE
Syndicated Credit Facility (b)	Oct. 2018	$75	$75			$75

LG&E
Syndicated Credit Facility	July 2019	$500		$143	$357		$20

KU
Syndicated Credit Facility	July 2019	$400		$130	$270		$150
Letter of Credit Facility (c)	May 2016	198		198			198
Total KU Credit Facilities		$598		$328	$270		$348
(a)
PPL WW's amounts borrowed at September 30, 2014 and December 31, 2013 were USD-denominated borrowings of $161 million and $166 million, which bore interest at 1.86% and 1.87%.  At September 30, 2014, the unused capacity under the U.K. credit facilities was $1.8 billion.

(b)
At September 30, 2014, interest rates on outstanding borrowings were 2.04% for PPL Energy Supply and 1.66% for LKE.  At December 31, 2013, interest rates on outstanding borrowings were 1.79% for PPL Capital Funding and 1.67% for LKE.

(c)	In October 2014, the KU letter of credit facility was terminated and replaced with a new letter of credit facility with the same capacity expiring October 2017.

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary.  Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility.  The following commercial paper programs were in place at:

	September 30, 2014				December 31, 2013
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Electric		$300		$300	0.23%	$20
LG&E	0.29%	350	$143	207	0.29%	20
KU	0.29%	350	130	220	0.32%	150
Total		$1,000	$273	$727		$190

In August 2014, PPL Energy Supply terminated its commercial paper program.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, which provides PPL Energy Supply the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At September 30, 2014, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2018, but is subject to automatic one-year renewals under certain conditions.  There were $59 million of secured obligations outstanding under this facility at September 30, 2014.

(PPL Electric and LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt and Equity Securities

(PPL)

In March 2014, PPL Capital Funding remarketed $978 million of 4.32% Junior Subordinated Notes due 2019 that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.  In connection with the remarketing, PPL Capital Funding retired $228 million of the 4.32% Junior Subordinated Notes due 2019 and issued $350 million of 2.189% Junior Subordinated Notes due 2017 and $400 million of 3.184% Junior Subordinated Notes due 2019.  Simultaneously, the newly issued Junior Subordinated Notes were exchanged for $350 million of 3.95% Senior Notes due 2024 and $400 million of 5.00% Senior Notes due 2044.  The transaction was accounted for as a debt extinguishment, resulting in a $(9) million gain (loss) on extinguishment of the Junior Subordinated Notes, recorded to "Interest Expense" on the Statement of Income.  Except for the $228 million retirement of the 4.32% Junior Subordinated Notes and fees related to the transactions, the activity was non-cash and was excluded from the Statement of Cash Flows for the nine months ended September 30, 2014.  In May 2014, PPL issued 31.7 million shares of common stock at $30.86 per share to settle the 2011 Purchase Contracts.  PPL received net cash proceeds of $978 million, which were used to repay short-term debt and for general corporate purposes.

(PPL and PPL Energy Supply)

In August 2014, PPL Energy Supply repaid the entire $300 million principal amount of its 5.40% Senior Notes upon maturity.

(PPL and PPL Electric)

In June 2014, PPL Electric issued $300 million of 4.125% First Mortgage Bonds due 2044.  PPL Electric received proceeds of $294 million, net of a discount and underwriting fees, which were used for capital expenditures, to repay short-term debt and for general corporate purposes.

Distributions (PPL)

In August 2014, PPL declared its quarterly common stock dividend, payable October 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

Divestitures

Anticipated Spinoff of PPL Energy Supply

(PPL and PPL Energy Supply)

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners the parent of PPL Energy Supply, recently formed for purposes of this transaction, which by merging with a special purpose subsidiary of Talen Energy, will immediately thereafter become a subsidiary of Talen Energy.  Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed, directly or indirectly, by its owners to become a subsidiary of Talen Energy.  Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy and PPL's shareowners will receive a number of Talen Energy shares at closing based on the number of PPL shares owned as of the spinoff record date.  The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.  The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of certain regulatory approvals by the NRC, FERC, DOJ and PUC.  In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn capacity after excluding any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions then outstanding, under a Talen Energy (or its subsidiaries) revolving credit or similar facility.  The transaction is expected to close in the first or second quarter of 2015.

(PPL, PPL Energy Supply and PPL Electric)

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in the third quarter of 2014 and staffing selections are in progress and expected to be completed by the end of 2014.

The new organizational plans identify the need to resize and restructure the organizations of both PPL and PPL Energy Supply.  As a result, during the third quarter of 2014, estimated charges for employee separation benefits were recorded in "Other operation and maintenance" on the Statement of Income and in "Other current liabilities" on the Balance Sheet as follows.

		PPL Energy	PPL
	PPL	Supply	Electric

Separation benefits	$30	$12	$1
Number of positions	265	100	10

The separation benefits incurred include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  As staffing selections are completed, revisions to the estimated costs will be recognized primarily in the fourth quarter of 2014.

Additional costs to be incurred include accelerated stock based compensation and pro-rated performance based cash incentive and stock based compensation awards primarily for PPL Energy Supply employees and for PPL employees who will become PPL Energy Supply employees in connection with the transaction.  These costs will be recognized at the spinoff closing date.  PPL and PPL Energy Supply estimate these additional costs will be in the range of $30 million to $40 million.

(PPL)

As a result of the spinoff announcement, PPL recorded $3 million and $49 million of deferred income tax expense during the three and nine months ended September 30, 2014, to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

In addition, PPL recorded $5 million and $21 million of third-party costs during the three and nine months ended September 30, 2014 related to this transaction primarily in "Other Income (Expense) - net" on the Statement of Income, for investment bank advisory, legal, consulting and accounting fees.  PPL currently estimates a range of total third-party costs that will ultimately be incurred of between $60 million and $70 million.

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

Discontinued Operations

Montana Hydro Sale Agreement (PPL and PPL Energy Supply)

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern 633 MW of hydroelectric generating facilities located in Montana for $900 million in cash, subject to certain adjustments.  Total net cash proceeds of the sale are currently estimated to be $880 million.  The sale includes 11 hydroelectric power facilities and related assets, included in the Supply segment.

In September 2014, the MPSC approved the transaction.  As a result, these hydroelectric generating facilities met the "held for sale" criteria in the third quarter of 2014.  The sale is expected to close in the fourth quarter of 2014.

Following are the components of Discontinued Operations in the Statements of Income for the periods ended September 30.

	Three Months		Nine Months
	2014	2013	2014	2013

Operating revenues	$33	$31	$103	$110
Operating expenses	20	20	77	59
Operating income (loss)	13	11	26	51
Interest expense (a)	2	2	6	8
Income (loss) before income taxes	11	9	20	43
Income tax expense (benefit)	4	3	10	15
Income (Loss) from Discontinued Operations	$7	$6	$10	$28

(a)	Represents allocated interest expense based upon debt attributable to the generation facilities being sold.

The major classes of "Assets of discontinued operations" on the Balance Sheet at September 30, 2014, were $544 million of PP&E, net and $82 million of Goodwill for PPL ($14 million for PPL Energy Supply).  Corresponding amounts at December 31, 2013 were $614 million of PP&E, net, and similar amounts for Goodwill, which have not been reclassified on the Balance Sheet as of that date.

Development

Hydroelectric Expansion Projects (PPL and PPL Energy Supply)

In January 2014, the U.S. Department of Treasury awarded $56 million for Specified Energy Property in Lieu of Tax Credits for the Rainbow hydroelectric redevelopment project in Great Falls, Montana.  PPL Energy Supply accepted and accounted for the receipt of the grant in the first quarter of 2014.  PPL Energy Supply was required to recapture $60 million of investment tax credits previously recorded related to the Rainbow project as a result of the grant receipt.  The impact on the financial statements for the grant receipt and recapture of investment tax credits was included in "Income (Loss) from Discontinued Operations (net of income taxes)" and was not significant for the three and nine months ended September 30, 2014, and will not be significant in future periods.

In July 2014, the U.S. Department of Treasury awarded $108 million for Specified Energy Property in Lieu of Tax Credits for the Holtwood hydroelectric project in Holtwood, Pennsylvania.  PPL Energy Supply accepted and accounted for the receipt of the grant in the third quarter of 2014.  PPL Energy Supply was required to recapture $117 million of investment tax credits previously recorded related to the Holtwood project as a result of the grant receipt.  The impact on the financial statements for the grant receipt and recapture of investment tax credits was not significant for the three and nine months ended September 30, 2014, and will not be significant in future periods.

Future Capacity Needs (PPL, LKE, LG&E and KU)

Construction activity continues on the previously announced NGCC unit, Cane Run Unit 7, scheduled to be operational in May 2015.  In October 2013, LG&E and KU announced plans to build a second NGCC unit, Green River Unit 5, at KU's Green River generating site.  Subject to finalizing details, regulatory applications, permitting and construction schedules, the facility was to have approximately 700 MW of capacity at a cost of $700 million and was originally planned to be operational in 2018.  At the same time, LG&E and KU also announced plans for a 10 MW solar generation facility to be operational in 2016 at a cost of approximately $36 million.  In August 2014, LG&E and KU submitted a motion to withdraw their request to construct the Green River NGCC and the KPSC issued an order granting that request.  LG&E's and KU's CPCN application continues to request approval to construct the E. W. Brown solar generating facility.  A final Order is anticipated during the first quarter of 2015.

9.  Defined Benefits

(PPL, PPL Energy Supply and PPL Electric)

Effective July 1, 2014, PPL's primary defined benefit pension plan and postretirement medical plan were closed to newly hired IBEW Local 1600 employees.  All of PPL's defined benefit pension plans are now closed to newly hired employees.

(All Registrants except PPL Electric and KU)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE.  Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, PPL Energy Supply, LKE and LG&E for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2014	2013	2014	2013	2014	2013	2014	2013
PPL
Service cost	$26	$31	$18	$18	$77	$94	$54	$52
Interest cost	58	53	90	79	175	160	268	238
Expected return on plan assets	(75)	(73)	(133)	(115)	(224)	(220)	(395)	(346)
Amortization of:
Prior service cost	5	6			15	17
Actuarial (gain) loss	8	20	34	37	23	60	100	112
Net periodic defined benefit
costs (credits) prior to
termination benefits	22	37	9	19	66	111	27	56
Termination benefits (a)	(7)				13
Net periodic defined benefit
costs (credits)	$15	$37	$9	$19	$79	$111	$27	$56

(a)	See Note 10 for details of a one-time voluntary retirement window offered to certain bargaining unit employees.

	Pension Benefits
	Three Months		Nine Months
	2014	2013	2014	2013
PPL Energy Supply
Service cost	$1	$1	$4	$5
Interest cost	3	2	7	6
Expected return on plan assets	(3)	(2)	(8)	(7)
Amortization of:
Actuarial (gain) loss		1	1	2
Net periodic defined benefit costs (credits)	$1	$2	$4	$6

LKE
Service cost	$5	$6	$16	$19
Interest cost	17	16	50	47
Expected return on plan assets	(21)	(20)	(62)	(61)
Amortization of:
Prior service cost	1	1	3	3
Actuarial (gain) loss	4	8	10	25
Net periodic defined benefit costs (credits)	$6	$11	$17	$33

LG&E
Service cost		$1	$1	$2
Interest cost	$4	3	11	10
Expected return on plan assets	(4)	(5)	(14)	(15)
Amortization of:
Prior service cost	1	1	2	2
Actuarial (gain) loss	1	3	4	10
Net periodic defined benefit costs (credits)	$2	$3	$4	$9

	Other Postretirement Benefits
	Three Months		Nine Months
	2014	2013	2014	2013
PPL
Service cost	$3	$4	$9	$11
Interest cost	8	7	24	21
Expected return on plan assets	(6)	(6)	(19)	(18)
Amortization of:
Actuarial (gain) loss		1		4
Net periodic defined benefit costs (credits)	$5	$6	$14	$18

LKE
Service cost	$1	$2	$3	$4
Interest cost	2	2	7	6
Expected return on plan assets	(1)	(2)	(4)	(4)
Amortization of:
Prior service cost	1	1	2	2
Net periodic defined benefit costs (credits)	$3	$3	$8	$8

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

	Three Months		Nine Months
	2014	2013	2014	2013

PPL Energy Supply (a)	$2	$11	$32	$34
PPL Electric (a)	3	9	18	27
LG&E	2	3	6	9
KU	2	4	6	13

(a)
For PPL Energy Supply and PPL Electric, the three months ended September 30, 2014 include $(5) million and $(2) million and the nine months ended September 30, 2014 include $11 million and $2 million of termination benefits related to a one-time voluntary retirement window offered to certain bargaining unit employees.  See Note 10 for additional information.

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

(PPL and PPL Energy Supply)

Sierra Club Litigation

On March 6, 2013, the Sierra Club and the MEIC filed a complaint in the U.S. District Court, District of Montana, Billings Division against PPL Montana and the other Colstrip Steam Electric Station (Colstrip) co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, NorthWestern and PacifiCorp.  PPL Montana operates Colstrip on behalf of the co-owners.  The suit alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements and listed 39 separate claims for relief.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.

In July 2013, the Sierra Club and MEIC filed an additional Notice, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint.  The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims.  It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40.  PPL Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013.  In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds.  In October 2014, trial as to liability in this matter was re-scheduled to August 2015.  A trial date with respect to remedies, if there is a finding of liability, has not been scheduled.  On August 27, 2014, the Sierra Club and MEIC filed a second amended complaint.  This complaint includes the same causes of action articulated in the first amended complaint, but alleges those claims in regard to only eight projects at the plant between 2001 and 2013.  On September 26, 2014, the Colstrip owners filed an answer to the second amended complaint.  Discovery is ongoing.  PPL Montana believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same.  PPL Montana cannot predict the ultimate outcome of this matter at this time.

Notice of Intent to File Suit

On October 20, 2014, PPL Energy Supply received a notice letter from the Chesapeake Bay Foundation (CBF) alleging violations of the Clean Water Act and Pennsylvania Clean Streams Law at the Brunner Island generation plant.  The letter was sent to PPL Brunner Island and the PADEP and is intended to provide notice of the alleged violations and CBF's intent to file suit in Federal court after expiration of the 60 day statutory notice period.  Among other things, the letter alleges that PPL Brunner Island failed to comply with the terms of its National Pollutant Discharge Elimination System permit and associated regulations related to the application of nutrient credits to the facility's discharges of nitrogen to the Susquehanna River.  The letter also alleges that PADEP has failed to ensure that credits generated from nonpoint source pollution reduction activities that PPL Brunner Island applies to its discharges meet the eligibility and certification requirements under PADEP's nutrient trading program regulations.  If a court-approved settlement cannot be reached, CBF plans to seek injunctive relief, monetary penalties, fees and costs of litigation.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

On December 16, 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA.  In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence.  These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations.  Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant.  In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects.  In response to a motion to dismiss filed by PPL and LG&E, on July 17, 2014 the court dismissed the plaintiffs' RCRA claims and all but one of its Clean Air Act claims, but declined to dismiss their common law tort claims.  Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the common law claims are preempted by statute, but the U.S. Court of Appeals for the Sixth Circuit has yet to accept the case for review.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on operations of the Cane Run plant.  LG&E has previously announced that it anticipates retiring the coal-fired units at Cane Run before the end of 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act.  The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit.  The Sierra Club seeks civil penalties, injunctive relief, plus costs and attorney's fees.  PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant but believe the plant is operating in compliance with the permits.

Regulatory Issues

(All Registrants except PPL Energy Supply)

See Note 6 for information on regulatory matters related to utility rate regulation.

(PPL, PPL Energy Supply and PPL Electric)

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC (the Act).  To create incentives for the development of new, in-state electricity generation facilities, the Act implemented a long-term capacity agreement pilot program (LCAPP).  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In February 2011, PPL and several other generating companies and utilities filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy and Commerce clauses of the U.S. Constitution and requesting declaratory and injunctive relief barring implementation of the Act by the BPU Commissioners.  In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce.  The decision was appealed to the U.S. Court of Appeals for the Third Circuit (Third Circuit) by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey.  In September 2014, the Third Circuit affirmed the District Court's decision.

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

Pacific Northwest Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001.  Several parties subsequently claimed refunds at FERC as a result of these sales.  In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  In October 2011, the FERC initiated proceedings to consider additional evidence.  In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim.  The settlement does not resolve the remaining claim outstanding at September 30, 2014 by the City of Seattle for approximately $50 million.  Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014.  In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against PPL Montana.  The initial decision is pending review by the FERC.

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

(All Registrants)

FERC Market-Based Rate Authority

In 1998, the FERC authorized LG&E, KU and PPL EnergyPlus to make wholesale sales of electricity and related products at market-based rates.  In those orders, the FERC directed LG&E, KU and PPL EnergyPlus, respectively, to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by LG&E, KU, PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  In December 2013, PPL and these subsidiaries filed market-based rate updates for the Eastern and Western regions.  In June 2014, the FERC accepted PPL's and its subsidiaries' updated market power analysis finding that they qualify for continued market-based rate authority in the Western region, which acceptance became final in July 2014.  The filings for the Eastern region remain pending before the FERC.  The Registrants cannot predict the ultimate outcome of the update filings for the Eastern region at this time.

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

(All Registrants except PPL Electric)

Air

CSAPR (formerly Clean Air Transport Rule) and CAIR

In July 2011, the EPA adopted the CSAPR.  The CSAPR replaced the EPA's previous CAIR which was invalidated in July 2008 by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court).  The CAIR subsequently was effectively reinstated by the D.C. Circuit Court in December 2008, pending finalization of the CSAPR.  Like the CAIR, the CSAPR targeted sources in the eastern U.S. and would have required reductions in sulfur dioxide and nitrogen oxides in two phases (2012 and 2014).

In December 2011, the D.C. Circuit Court stayed implementation of the CSAPR and left the CAIR in effect pending a final decision on the validity of the rule.  In August 2012, the D.C. Circuit Court issued a ruling invalidating the CSAPR, remanding the rule to the EPA for further action, and leaving the CAIR in place during the interim.  In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court's August 2012 decision, and on October 23, 2014, the D.C. Circuit Court lifted the stay of CSAPR, granting EPA's request.

PPL, PPL Energy Supply, LKE, LG&E and KU are preparing for Phase 1 annual trading programs for nitrogen oxide and sulfur dioxide to commence on January 1, 2015.  Phase 1 ozone season trading will begin on May 1, 2015.  Phase 2 reductions impacting the annual and ozone season trading programs would take effect in 2017 and continue into the future.  Based on analyses conducted in 2011 to prepare for CSAPR compliance, PPL, PPL Energy Supply, LKE, LG&E and KU do not anticipate significant compliance costs, however these analyses will be reviewed under current market and operating conditions to make further assessments on compliance impacts.

National Ambient Air Quality Standards

In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP has issued a draft rule requiring reasonable reduction; however, the proposal is being questioned as too lenient by the EPA, other OTR states and environmental groups. The PADEP may impose more stringent emission limits than those set forth in the proposed rule which could have a significant impact on PPL Energy Supply's Pennsylvania coal plants.  The EPA is expected to further tighten the ozone standard in the near term, which may require further nitrogen oxide reductions, particularly within the OTR.

In December 2012, the EPA issued final rules that tighten the National Ambient Air Quality Standard for fine particulates.  The rules were challenged by industry groups, and on May 9, 2014 the D.C. Circuit Court upheld them.  Under the final rules, states and the EPA have until 2015 to identify non-attainment areas, and states have until 2020 to achieve attainment for those areas.

In 2010, the EPA finalized a new National Ambient Air Quality Standard for sulfur dioxide and required states to identify areas that meet those standards and areas that are in non-attainment.  In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area) and part of Jefferson County in Kentucky.  Attainment must be achieved by 2018.  States are working on designations for other areas.  In April 2014, the EPA proposed timeframes for completing these designations.  PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CAIR or the CSAPR (as discussed above), or the MATS, or the Regional Haze requirements (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard.  If additional reductions were to be required, the financial impact could be significant.  The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment (as noted above) is not expected to be significant, as PPL Energy Supply previously announced its intent to place the plant in long-term reserve status beginning in April 2015.

Until final rules are promulgated, non-attainment designations are finalized and state compliance plans are developed, PPL, PPL Energy Supply, LKE, LG&E and KU cannot predict the ultimate outcome of the new National Ambient Air Quality standards for ozone, sulfur dioxide and particulate matter.

MATS

In May 2011, the EPA published a proposed regulation requiring stringent reductions of mercury and other hazardous air pollutants from power plants.  In February 2012, the EPA published the final rule, known as the MATS, with an effective date of April 16, 2012.  The rule, which was challenged by industry groups and states, was upheld by the D.C. Circuit Court in April 2014.  On July 14, 2014, a coalition of 23 states filed a petition seeking Supreme Court review of this decision.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants and PPL Energy Supply has a pending request, which was submitted on September 15, 2014, for its Colstrip plant.

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

With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant.  PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  With respect to PPL Energy Supply's Montana plants, modifications to the air pollution controls installed on Colstrip may be required, the cost of which is not expected to be significant.  For the Corette plant, PPL Energy Supply announced in September 2012 its intention, beginning in April 2015, to place the plant in long-term reserve status, suspending the plant's operation due to expected market conditions and the costs to comply with the MATS requirements.  The Corette plant was determined to be impaired in December 2013.  See Note 18 in PPL's and PPL Energy Supply's 2013 Form 10-K for additional information.

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

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates.  To date, the focus of regional haze activity has been the western U.S. because the EPA had determined that the regional trading program in the eastern U.S. under the CSAPR satisfies BART requirements to reduce sulfur dioxide and nitrogen oxides.  Although the D.C. Circuit Court recently lifted the CSAPR stay in response to a U.S. Supreme Court action in April 2014, (see "CSAPR/CAIR" discussion above), decisions by the EPA and the courts will determine whether power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, will be subject to additional reductions in sulfur dioxide and nitrogen oxides as required by BART.  In addition, LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a significant regional haze impact.  These reductions are required in the regional haze state implementation plan that the Kentucky Division for Air Quality submitted to the EPA.  LG&E is currently installing sorbent injection technology to comply with these reductions, the costs of which are not expected to be significant.

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to do so. The EPA finalized the Federal Implementation Plan (FIP) for Montana in September 2012.  The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed tighter limits for Corette and Colstrip Units 1 and 2.  PPL Energy Supply expects to meet these tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxides and sulfur dioxide limits.  The cost of these potential additional controls, if required, could be significant.  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit and litigation is ongoing.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants.  The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants, but they have received no further communications from the EPA since providing their responses.  In January 2009, PPL, PPL Energy Supply and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1.  The EPA request remains an open matter.  In September 2012, PPL Montana received an information request from the MDEQ regarding Colstrip Unit 1 and other projects.  MDEQ formally suspended this request on June 6, 2014, in consideration of pending litigation (see "Legal Matters - Sierra Club Litigation" above).  PPL and PPL Energy Supply cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

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

In June 2013, President Obama released his Climate Action Plan that reiterates the goal of reducing greenhouse gas emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing tighter energy efficiency standards.  Also, by Presidential Memorandum, the EPA was directed to issue a revised proposal for new power plants (a prior proposal was issued in 2012) by September 20, 2013, with a final rule in a timely fashion thereafter, and to issue proposed standards for existing plants by June 1, 2014 with a final rule to be issued by June 1, 2015.  The EPA was further directed to require that states develop implementation plans for existing plants by June 30, 2016.  The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may also lead to more costly regulatory requirements.  Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect the Registrants and others in the industry as modifications to electricity delivery systems to improve the ability to withstand major storms may be needed in order to meet those requirements.

The EPA's revised proposal to regulate new sources under Section 111(b) of the Clean Air Act was published in the Federal Register on January 8, 2014.  Unlike the EPA's prior proposal, the EPA's revised proposal established separate emission standards for coal and gas units based on the application of different technologies.  The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal plants.  The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable.

The EPA's proposed regulation addressing GHG emissions from existing power plants under Section 111(d) of the Clean Air Act was published in the Federal Register on June 18, 2014. The proposal contains state-specific rate-based reduction goals and guidelines for the development, submission, and implementation of state plans to achieve the state goals.  State-specific goals were calculated from 2012 data by applying EPA's very broad interpretation and definition of the Best System of Emission Reduction resulting in very stringent targets to be met in two phases (2020-2029 and 2030 and beyond).  The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations.  The EPA is also proposing potential state plan extensions based on the plan filed (single or multi-state).  On October 30, 2014, the EPA issued a Notice of Data Availability seeking comments on several issues including providing additional flexibility in meeting compliance deadlines, addressing disparities in state-specific targets, and incorporating a regionalized approach to demonstrating compliance.  The Registrants are analyzing the proposal and its potential impacts. The regulation of GHG emissions from existing power plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

The EPA has also proposed a regulation under Section 111(b) of the Clean Air Act addressing GHG emissions from existing power plants that are modified or reconstructed; however, the Registrants do not expect a significant impact from this rulemaking as there are no plans to modify or reconstruct their existing plants in a manner that would trigger the standards under 111(b).

(PPL and PPL Energy Supply)

Based on the stringent reduction requirements in the EPA's proposed rule under Section 111(d), and based on information gained from public input, the PADEP is no longer expecting to achieve reductions required under the EPA's proposed rule by solely increasing efficiency at existing fossil-fuel plants and/or reducing their generation as set forth in the PADEP's April 10, 2014 white paper.  On October 23, 2014, the Governor of Pennsylvania signed into law, Act 175 of 2014 requiring the PADEP to obtain General Assembly approval of any state plan addressing GHG emissions under the EPA's 111(d) rules for existing plants.  The law includes provisions to minimize the exposure to a federal implementation plan due to legislative delay.

The MDEQ, at the request of the Governor of Montana, has issued a white paper outlining possible regulatory scenarios to implement the EPA's proposed Section 111(d) rule, including a combination of increasing energy efficiency at coal-fired plants, adding more low- and zero-carbon generation, and carbon sequestration at Colstrip.  The white paper was made public in September 2014 and the MDEQ has held public meetings to present the white paper and gather comments.

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

Renewable Energy Legislation

(All Registrants)

There has been interest in renewable energy legislation at both the state and federal levels; however, no legislation is expected to become law in 2014 at either the federal level or in the states in which PPL operates.

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

(PPL and PPL Energy Supply)

An interim legislative committee in Montana is reviewing the state's Renewable Portfolio Standard (RPS) and recommended that the law continue without change.  In New Jersey, a bill (S-1475) has been introduced to increase the current RPS standard to 30% from Class I sources by 2020.  The chairman of the Senate Environmental Committee convened a workgroup to look at further changes to New Jersey's RPS law to enable New Jersey to meet emissions goals established in the state's Global Warming Response Act.  A bill (S-2444) was subsequently introduced to mandate that 80% of New Jersey's electricity be generated from renewable resources by 2050.  PPL and PPL Energy Supply are unable to predict the outcome of this legislation at this time.

(All Registrants)

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

A coalition of environmental groups and two CCR recycling companies filed lawsuits against the EPA seeking a deadline for final rulemaking.  In settlement of that litigation, the EPA has agreed to issue its final rulemaking on the Subtitle D option described above by December 19, 2014.

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

Trimble County Landfill (PPL, LKE, LG&E and KU)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle coal combustion residuals generated at the Trimble County plant.  After extensive review of the permit application in May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave.  After assessing additional options for managing coal combustion residuals, in January 2014, LG&E submitted to the Kentucky Division of Waste Management a landfill permit application for an alternate site adjacent to the plant.  LG&E has also applied for other necessary regulatory approvals including a dredge and fill permit from the U.S. Army Corps of Engineers.  PPL, LKE, LG&E and KU are unable to determine the potential impact of this matter until all permits are issued and any resulting legal challenges are concluded.

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

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER) on behalf of the Sierra Club, the MEIC, and the National Wildlife Federation.  In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA.  In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County.  This matter was stayed in December 2012.  In April 2014, Earthjustice filed a motion for leave to amend the petition for review and to lift the stay which was granted by the court in May 2014.  PPL Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were both recently denied by the court.

(All Registrants except PPL Electric)

Clean Water Act/316(b)

The EPA's final 316(b) rule for existing facilities, became effective on October 14, 2014, and regulates cooling water intake structures and their impact on aquatic organisms.  The rule allows states considerable authority to interpret the rule.  The rule requires all existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment).  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur additional costs.  Once-through systems would likely require additional technology to comply with the rule.  PPL, PPL Energy Supply, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

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

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all or some PCB-containing equipment.  The EPA is planning to propose the revised regulations in 2015.  PCBs are found, in varying degrees, in all of the Registrants' operations.  The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

(PPL and PPL Energy Supply)

A subsidiary of PPL Energy Supply has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant.  In June 2012, a Consent Order and Agreement (COA) with the PADEP was signed, allowing the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel.  The COA required a retrofit of impingement control technology at the intakes to the cooling towers, at a cost that would have been significant.  Based on the results of the first year of study, the PADEP has suggested closing the COA and writing a new COA to resolve the issue.  PPL is in negotiations with the agency at this time.  PPL and PPL Energy Supply cannot predict at this time the outcome of the proposed new COA and what impact, if any, it would have on their facilities, but the costs could be significant.

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

Pennsylvania Coal Plants (PPL and PPL Energy Supply)

In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither was impaired as of December 31, 2013.  There were no events or changes in circumstances that indicated a recoverability test was required to be performed in 2014.  The carrying value of the Pennsylvania coal-fired generation assets was $2.5 billion as of September 30, 2014 ($1.3 billion for Brunner Island and $1.2 billion for Montour).

Labor Union Agreements

(PPL, PPL Energy Supply and PPL Electric)

In May 2014, PPL's, PPL Energy Supply's and PPL Electric's bargaining agreement with its largest IBEW local expired.  PPL, PPL Energy Supply and PPL Electric finalized a new three-year labor agreement with IBEW local 1600 in May 2014 and the agreement was ratified in early June 2014.

As part of efforts to reduce operations and maintenance expenses, the new agreement offered a one-time voluntary retirement window to certain bargaining unit employees.  The benefits offered under this provision are consistent with the standard separation program benefits for bargaining unit employees.  As a result, in the second quarter of 2014, estimated separation benefits of $29 million were recorded ($23 million for PPL Energy Supply and $6 million for PPL Electric). During the three months ended September 30, 2014, based on final employee acceptances of the offer, PPL reduced the previously recorded estimated amounts by $9 million ($6 million for PPL Energy Supply and $3 million for PPL Electric). As a result, for the nine months ended September 30, 2014, the following total separation benefits have been recorded:

		PPL Energy	PPL
	PPL	Supply	Electric

Pension Benefits	$13	$11	$2
Severance Compensation	7	6	1
Total Separation Benefits	$20	$17	$3

Number of Employees	121	105	15

The separation benefits are included in "Other operation and maintenance" on the Statement of Income.  The liability for pension benefits is included in "Accrued pension obligations" on the Balance Sheet at September 30, 2014.  All of the severance compensation was paid in the third quarter of 2014.  The remaining terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL, PPL Energy Supply or PPL Electric.

(LKE, LG&E and KU)

In August 2014, KU and the USWA ratified a three-year labor agreement through August 2017 containing 2.5% wage increases for each year.  The agreement covers approximately 74 employees.

In November 2014, LG&E and the IBEW ratified a three-year labor agreement through November 2017 containing 2.5% wage increases for each year.  The agreement covers approximately 700 employees.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2014.  "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.  The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures."  The total recorded liability at September 30, 2014 and December 31, 2013, was $25 million and $26 million for PPL and $19 million for both periods for LKE.  For reporting purposes, on a consolidated basis, all guarantees of PPL Energy Supply (other than the letters of credit), PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	September 30, 2014		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$12	(b)	2017 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	125	(c)

PPL Energy Supply
Letters of credit issued on behalf of affiliates	27	(d)	2014 - 2015
Indemnifications for sales of assets	250	(e)	2025
Guarantee of a portion of a divested unconsolidated entity's debt	22	(f)	2018

PPL Electric
Guarantee of inventory value	33	(g)	2017

LKE
Indemnification of lease termination and other divestitures	301	(h)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(i)

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
(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members.  Costs are allocated to the members and can be reallocated if an existing member becomes insolvent.  At September 30, 2014, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(h)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as government fines and penalties fall outside the cumulative cap.  LKE has contested the applicability of the indemnification requirement relating to one matter presented by a counterparty under this guarantee.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  In May 2012, LKE's indemnitee received an arbitration panel's decision affecting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price.  In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing the December 2012 order of the Henderson Circuit Court, confirming the arbitration award.  On May 30, 2014, the Court of Appeals issued an opinion affirming the lower court decision, and subsequently denied a Petition for Rehearing.  LKE's indemnitee filed a Motion for Discretionary Review with the Kentucky Supreme Court on October 2, 2014.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power.  LKE continues to evaluate various legal and commercial options with respect to this indemnification matter.  The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims under such indemnities made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  LKE cannot predict the ultimate outcomes of such indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

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

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  PPL EnergyPlus is required to post collateral with PPL Electric when:  (a) the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit.  During the second quarter of 2014, PPL Energy Supply experienced a downgrade in its corporate credit ratings to below investment grade.  As a result of the downgrade of PPL Energy Supply, as guarantor, PPL EnergyPlus no longer has an established credit limit.  At September 30, 2014, PPL EnergyPlus was not required to post collateral.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply.  See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

At September 30, 2014, PPL Energy Supply had a net credit exposure of $27 million from PPL Electric from its commitment as a PLR supplier and from the sale of its accounts receivable to PPL Electric.

Support Costs (All Registrants except PPL)

Both PPL Services and LKS provide the respective PPL and LKE subsidiaries with administrative, management and support services. Where applicable, the costs of these services are charged to the respective subsidiaries as direct support costs.  General costs that cannot be directly attributed to a specific subsidiary are allocated and charged to the respective subsidiaries as indirect support costs.  PPL Services uses a three-factor methodology that includes the subsidiaries' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information.  PPL Services and LKS charged the following amounts for the periods ended September 30, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months		Nine Months
	2014	2013	2014	2013

PPL Energy Supply from PPL Services	$49	$52	$161	$161
PPL Electric from PPL Services	34	37	113	109
LKE from PPL Services	3	3	11	11
LG&E from LKS	49	53	154	159
KU from LKS	55	36	167	146

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

Intercompany Borrowings (PPL Electric and LKE)

A PPL Electric subsidiary periodically holds revolving demand notes from certain affiliates.  At September 30, 2014, there was no balance outstanding.  At December 31, 2013, $150 million was outstanding and was reflected in "Notes receivable from affiliate" on the Balance Sheet.  The interest rates on borrowings are equal to one-month LIBOR plus a spread.  The interest rate on the outstanding borrowing at December 31, 2013, was 1.92%.  Interest earned on these revolving facilities was not significant for the three and nine months ended September 30, 2014 and 2013.

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates.  The interest rate on borrowings is equal to one-month LIBOR plus a spread.  At September 30, 2014, $22 million was outstanding and was reflected in "Notes payable with affiliates" on the Balance Sheet.  The interest rate on the outstanding borrowing at September 30, 2014 was 1.66%.  There was no balance outstanding at December 31, 2013.  Interest on the revolving line of credit was not significant for the three and nine months ended September 30, 2014 and 2013.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates.  The interest on the loan is based on the PPL affiliate's credit rating and is currently equal to one-month LIBOR plus a spread.  There was no balance outstanding at September 30, 2014.  At December 31, 2013, $70 million was outstanding and was reflected in "Notes receivable from affiliates" on the Balance Sheet.  The interest rate on the outstanding borrowing at December 31, 2013 was 2.17%.  Interest income on this note was not significant for the three and nine months ended September 30, 2014 and 2013.

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

12.  Other Income (Expense) - net

(All Registrants)

The components of "Other Income (Expense) - net" for the periods ended September 30 were:

	Three Months		Nine Months
	2014	2013	2014	2013
PPL
Other Income
Earnings on securities in NDT funds	$11	$4	$23	$14
Interest income		1	4	2
AFUDC - equity component	3	3	8	8
Miscellaneous	4		8	10
Total Other Income	18	8	43	34
Other Expense
Economic foreign currency exchange contracts (Note 14)	(134)	117	(38)	(6)
Charitable contributions	3	5	12	13
Transaction costs related to spinoff of PPL Energy Supply (Note 8)	2		18
Miscellaneous	3	3	13	9
Total Other Expense	(126)	125	5	16
Other Income (Expense) - net	$144	$(117)	$38	$18

"Other Income (Expense) - net" for the three and nine months ended September 30, 2014 and 2013 for PPL Energy Supply was primarily earnings on securities in NDT funds.  The components of "Other Income (Expense) - net" for the three and nine months ended September 30, 2014 and 2013 for PPL Electric, LKE, LG&E and KU were not significant.

13.  Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.  The fair value of a group of financial assets and liabilities is measured on a net basis.  Transfers between levels are recognized at end-of-reporting-period values.  During the three and nine months ended September 30, 2014 and 2013, there were no transfers between Level 1 and Level 2.  See Note 1 in each Registrant's 2013 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,188	$1,188			$1,102	$1,102
Restricted cash and cash equivalents (a)	324	324			134	134
Price risk management assets:
Energy commodities	1,041	4	$945	$92	1,188	3	$1,123	$62
Interest rate swaps	6		6		91		91
Foreign currency contracts	51		51
Total price risk management assets	1,098	4	1,002	92	1,279	3	1,214	62

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
NDT funds:
Cash and cash equivalents	17	17			14	14
Equity securities
U.S. large-cap	582	432	150		547	409	138
U.S. mid/small-cap	83	35	48		81	33	48
Debt securities
U.S. Treasury	98	98			95	95
U.S. government sponsored agency	6		6		6		6
Municipality	77		77		77		77
Investment-grade corporate	40		40		38		38
Other	6		6		5		5
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	911	582	329		864	550	314
Auction rate securities (b)	13			13	19			19
Total assets	$3,534	$2,098	$1,331	$105	$3,398	$1,789	$1,528	$81

Liabilities
Price risk management liabilities:
Energy commodities	$1,137	$2	$1,063	$72	$1,070	$4	$1,028	$38
Interest rate swaps	64		64		36		36
Foreign currency contracts	26		26		106		106
Cross-currency swaps	47		47		32		32
Total price risk management liabilities	$1,274	$2	$1,200	$72	$1,244	$4	$1,202	$38

PPL Energy Supply
Assets
Cash and cash equivalents	$194	$194			$239	$239
Restricted cash and cash equivalents (a)	284	284			85	85
Price risk management assets:
Energy commodities	1,041	4	$945	$92	1,188	3	$1,123	$62
Total price risk management assets	1,041	4	945	92	1,188	3	1,123	62
NDT funds:
Cash and cash equivalents	17	17			14	14
Equity securities
U.S. large-cap	582	432	150		547	409	138
U.S. mid/small-cap	83	35	48		81	33	48
Debt securities
U.S. Treasury	98	98			95	95
U.S. government sponsored agency	6		6		6		6
Municipality	77		77		77		77
Investment-grade corporate	40		40		38		38
Other	6		6		5		5
Receivables (payables), net	2		2		1	(1)	2
Total NDT funds	911	582	329		864	550	314
Auction rate securities (b)	10			10	16			16
Total assets	$2,440	$1,064	$1,274	$102	$2,392	$877	$1,437	$78

Liabilities
Price risk management liabilities:
Energy commodities	$1,137	$2	$1,063	$72	$1,070	$4	$1,028	$38
Total price risk management liabilities	$1,137	$2	$1,063	$72	$1,070	$4	$1,028	$38

PPL Electric
Assets
Cash and cash equivalents	$111	$111			$25	$25
Restricted cash and cash equivalents (c)	3	3			12	12
Total assets	$114	$114			$37	$37

LKE
Assets
Cash and cash equivalents	$47	$47		$35	$35
Price risk management assets:
Interest rate swaps	6		$6
Cash collateral posted to counterparties (d)	20	20		22	22
Total assets	$73	$67	$6	$57	$57

Liabilities
Price risk management liabilities:
Interest rate swaps	$46		$46	$36		$36
Total price risk management liabilities	$46		$46	$36		$36

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
LG&E
Assets
Cash and cash equivalents	$25	$25			$8	$8
Price risk management assets:
Interest rate swaps	3		$3
Cash collateral posted to counterparties (d)	20	20			22	22
Total assets	$48	$45	$3		$30	$30

Liabilities
Price risk management liabilities:
Interest rate swaps	$44		$44		$36		$36
Total price risk management liabilities	$44		$44		$36		$36

KU
Assets
Cash and cash equivalents	$22	$22			$21	$21
Price risk management assets:
Interest rate swaps	3		$3
Total assets	$25	$22	$3		$21	$21

Liabilities
Price risk management liabilities:
Interest rate swaps	$2		$2
Total price risk management liabilities	$2		$2

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)
Included in "Other noncurrent assets" on the Balance Sheets.  Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

A reconciliation of net assets and liabilities classified as Level 3 for the periods ended September 30, 2014 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months				Nine Months
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$74	$16		$90	$24	$19		$43
Total realized/unrealized
gains (losses)
Included in earnings	(84)			(84)	(147)			(147)
Included in OCI (a)							$(1)	(1)
Purchases					(6)			(6)
Sales	67	(3)		64	67	(6)		61
Settlements	(37)			(37)	82			82
Transfers out of Level 3							1	1
Balance at end of period	$20	$13		$33	$20	$13	$	$33

PPL Energy Supply
Balance at beginning of
period	$74	$13		$87	$24	$16		$40
Total realized/unrealized
gains (losses)
Included in earnings	(84)			(84)	(147)			(147)
Purchases					(6)			(6)
Sales	67	(3)		64	67	(6)		61
Settlements	(37)			(37)	82			82
Balance at end of period	$20	$10		$30	$20	$10		$30
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

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	September 30, 2014
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$9	Discounted cash flow	Proprietary model used to calculate forward prices	17% - 100% (36%)
Power sales contracts (c)	(31)	Discounted cash flow	Proprietary model used to calculate forward prices	17% - 100% (68%)
FTR purchase contracts (d)	4	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	38	Discounted cash flow	Proprietary model used to calculate forward prices	24% - 52% (45%)

Auction rate securities (f)	13	Discounted cash flow	Modeled from SIFMA Index	53% - 74% (64%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$9	Discounted cash flow	Proprietary model used to calculate forward prices	17% - 100% (36%)
Power sales contracts (c)	(31)	Discounted cash flow	Proprietary model used to calculate forward prices	17% - 100% (68%)
FTR purchase contracts (d)	4	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	38	Discounted cash flow	Proprietary model used to calculate forward prices	24% - 52% (45%)

Auction rate securities (f)	10	Discounted cash flow	Modeled from SIFMA Index	57% - 74% (66%)

	December 31, 2013
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% - 100% (100%)

Auction rate securities (f)	19	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

PPL Energy Supply
Energy commodities
Natural gas contracts (b)	$36	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (86%)
Power sales contracts (c)	(12)	Discounted cash flow	Proprietary model used to calculate forward prices	100% - 100% (100%)

Auction rate securities (f)	16	Discounted cash flow	Modeled from SIFMA Index	10% - 80% (63%)

(a)	For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs.
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

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the periods ended September 30 are reported in the Statements of Income as follows:

	Three Months
	Energy Commodities, net
	Unregulated		Unregulated				Energy
	Wholesale Energy		Retail Energy		Fuel		Purchases
	2014	2013	2014	2013	2014	2013	2014	2013
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$(102)	$3	$16	$3		$3	$2	$9
Change in unrealized gains (losses) relating
to positions still held at the reporting date	6	17	13	3			1

	Nine Months
	Energy Commodities, net
	Unregulated		Unregulated				Energy
	Wholesale Energy		Retail Energy		Fuel		Purchases
	2014	2013	2014	2013	2014	2013	2014	2013
PPL and PPL Energy Supply
Total gains (losses) included in earnings	$(133)	$(7)	$(35)	$18		$3	$21	$9
Change in unrealized gains (losses) relating
to positions still held at the reporting date	5	7	(12)	18			(3)	5

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

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

The following nonrecurring fair value measurement occurred during the nine months ended September 30, 2014, resulting in an asset impairment:

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 3	Loss (b)
PPL and PPL Energy Supply
Kerr Dam Project	$47	$29	$18

(a)	Represents carrying value before fair value measurement.
(b)
The loss on the Kerr Dam Project was recorded in the Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes)" on PPL's and PPL Energy Supply's Statement of Income.

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

	September 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Contract adjustment payments (a)
PPL			$21	$22
Long-term debt
PPL	$20,757	$22,854	20,907	22,177
PPL Energy Supply	2,218	2,267	2,525	2,658
PPL Electric	2,602	2,919	2,315	2,483
LKE	4,566	4,920	4,565	4,672
LG&E	1,353	1,443	1,353	1,372
KU	2,091	2,287	2,091	2,155

(a)	Included in "Other current liabilities" on the Balance Sheets.

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

(PPL and PPL Energy Supply)

At September 30, 2014, PPL and PPL Energy Supply had credit exposure of $649 million from energy trading partners, excluding exposure from related parties (PPL Energy Supply only) and the effects of netting arrangements, reserves and collateral.  As a result of netting arrangements, reserves and collateral, PPL and PPL Energy Supply's credit exposure was reduced to $319 million.  The top ten counterparties including their affiliates accounted for $190 million, or 59%, of these exposures.  Eight of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 87% of the top ten exposures.  The remaining counterparties have not been rated by S&P or Moody's, but are current on their obligations. See Note 11 for information regarding PPL Energy Supply's related party credit exposure.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved recovery mechanism is anticipated to substantially mitigate this exposure.

(LKE, LG&E and KU)

At September 30, 2014, LKE's, LG&E's and KU's credit exposure was not significant.

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

Commodity price risk

•
PPL is exposed to commodity price risk through its domestic subsidiaries as described below.  WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K.

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

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances.  WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates.  LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt, and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.  This risk for PPL Electric, LG&E and KU is significantly mitigated due to recovery mechanisms in place.

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

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

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

The majority of PPL and PPL Energy Supply's credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thus mitigating the financial risk for these entities.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $10 million and $9 million at September 30, 2014 and December 31, 2013.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at September 30, 2014 and December 31, 2013.

PPL, LKE and LG&E posted $20 million and $22 million of cash collateral under master netting arrangements at September 30, 2014 and December 31, 2013.

PPL Energy Supply, PPL Electric and KU did not post any cash collateral under master netting arrangements at September 30, 2014 and December 31, 2013.

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

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  There were no active cash flow hedges during the three and nine months ended September 30, 2014.  At September 30, 2014, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $21 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring.  There were no such reclassifications for the three and nine months ended September 30, 2014 and 2013.

For the three and nine months ended September 30, 2014 and 2013, hedge ineffectiveness associated with energy derivatives was insignificant.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected.  These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity also includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at September 30, 2014 range in maturity through 2019.

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

The unrealized gains (losses) for economic activity for the periods ended September 30 were as follows.

	Three Months		Nine Months
	2014	2013	2014	2013
Operating Revenues
Unregulated wholesale energy	$299	$(49)	$(581)	$(281)
Unregulated retail energy	2	(2)	(20)	10
Operating Expenses
Fuel	(9)	3	(3)	(2)
Energy purchases	(217)	37	402	192

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated.  Net energy trading margins, which are included in "Unregulated wholesale energy" on the Statements of Income, were $58 million for the nine months ended September 30, 2014 and were insignificant for the three months ended September 30, 2014 and the three and nine months ended September 30, 2013.

Commodity Volumes

At September 30, 2014, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2014 (b)	2015	2016	Thereafter

Power	MWh	(12,324,114)	(32,192,825)	(1,488,139)	5,457,755
Capacity	MW-Month	(4,070)	(5,554)	501	9
Gas	MMBtu	46,661,053	59,985,428	34,896,181	6,831,035
FTRs	MW-Month	1,457	3,051
Oil	Barrels	(141,236)	374,062	328,837	274,872

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Represents balance of the current year.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  At September 30, 2014, PPL held an aggregate notional value in interest rate swap contracts of $1.2 billion that range in maturity through 2045.  The amount outstanding includes swaps entered into by PPL on behalf of LG&E and KU.  Realized gains and losses on the LG&E and KU swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded.

At September 30, 2014, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $1.3 billion that range in maturity through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended September 30, 2014 and 2013, PPL had no hedge ineffectiveness associated with interest rate derivatives.  There were insignificant amounts of hedge ineffectiveness associated with interest rate derivatives for the nine months ended September 30, 2014 and 2013.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.  For the nine months ended September 30, 2014, PPL had an insignificant amount reclassified associated with discontinued cash flow hedges.  There were no such reclassifications for the three months ended September 30, 2014 and the three and nine months ended September 30, 2013.

At September 30, 2014, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(13) million.  Amounts are reclassified as the hedged interest expense is recorded.

(LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties.  Realized gains and losses on all of these swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded.  For the three and nine months ended September 30, 2014, there was no hedge ineffectiveness recorded for the interest rate derivatives.  At September 30, 2014, the total notional amount of forward starting interest rate swaps outstanding was $650 million (LG&E and KU each held contracts of $325 million).  The swaps range in maturity through 2045.  In October 2014, additional forward-starting swaps with PPL were entered into with notional amounts totaling $350 million ($175 million each for LG&E and KU).  These swaps also range in maturity through 2045.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded.  At September 30, 2014, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  The contracts outstanding at September 30, 2014 had a notional amount of £306 million (approximately $494 million based on contracted rates).  The settlement dates of these contracts range from November 2014 through June 2016.

Additionally, a PPL Global subsidiary that has a U.S. dollar functional currency entered into GBP intercompany loans payable with PPL WEM subsidiaries that have GBP functional currency.  The loans qualify as a net investment hedge for the

PPL Global subsidiary.  As such, the foreign currency gains and losses on the intercompany loans for the PPL Global subsidiary are recorded to the foreign currency translation adjustment component of OCI.  At September 30, 2014, the outstanding balances of the intercompany loans were £34 million (approximately $56 million based on spot rates).  For the three and nine months ended September 30, 2014, PPL recognized an insignificant amount of net investment hedge gains (losses) on the intercompany loans in the foreign currency translation adjustment component of OCI.  For the three and nine months ended September 30, 2013, PPL recognized $(9) million and $(3) million of net investment hedge gains (losses) on the intercompany loans in the foreign currency translation adjustment component of OCI.

At September 30, 2014, PPL had $4 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to an insignificant amount at December 31, 2013.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings.  At September 30, 2014, the total exposure hedged by PPL was approximately £1.6 billion (approximately $2.6 billion based on contracted rates).  These contracts had termination dates ranging from October 2014 through December 2016.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected.  NPNS contracts for PPL and PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.  Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities.  See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2014 and December 31, 2013.  PPL and PPL Energy Supply have many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk but do not receive hedge accounting treatment.  As such, realized and unrealized gains (losses) on these contracts are recorded currently in earnings.  Generally each contract is considered a unit of account and PPL and PPL Energy Supply present gains (losses) on physical and financial commodity sales contracts in "Unregulated wholesale energy" or "Unregulated retail energy" and (gains) losses on physical and financial commodity purchase contracts in "Fuel" or "Energy purchases" on the Statements of Income.  Certain of the economic hedging strategies employed by PPL Energy Supply utilize a combination of financial purchases and sales contracts which are similarly reported gross as an expense and revenue, respectively, on the Statements of Income.  PPL Energy Supply records realized hourly net sales or purchases of physical power with PJM in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Notes 1 and 19 in each Registrant's 2013 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2014				December 31, 2013
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		$15		$4	$82			$4
Cross-currency swaps (b)		6				$4
Foreign currency
contracts		7	$19	15		16		55
Commodity contracts			713	850			$860	750
Total current		28	732	869	82	20	860	809

	September 30, 2014				December 31, 2013
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	6	7		38	9			32
Cross-currency swaps (b)		41				28
Foreign currency
contracts	6		26	4		4		31
Commodity contracts			328	287			328	320
Total noncurrent	12	48	354	329	9	32	328	383
Total derivatives	$12	$76	$1,086	$1,198	$91	$52	$1,188	$1,192

(a)	Represents the location on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2014.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(5)	$(65)	Interest expense	$(5)		$(14)	$2
Cross-currency swaps	(2)	(18)	Interest expense			1
			Other income
			(expense) - net	12		(17)
Commodity contracts			Unregulated wholesale
			energy	(2)		(1)
			Energy purchases	8		23
			Depreciation	1		2
			Discontinued
			operations	1		6
Total	$(7)	$(83)		$15		$	$2

Net Investment Hedges:
Foreign currency contracts	$25	$7

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$134	$38
Interest rate swaps	Interest expense	(2)	(6)
Commodity contracts	Unregulated wholesale energy (a)	617	(2,520)
	Unregulated retail energy	18	(34)
	Fuel	(8)	(1)
	Energy purchases (b)	(505)	1,937
	Discontinued operations	2	4
	Total	$256	$(582)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent		$(6)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$(4)
	Regulatory liabilities - noncurrent	6	6

(a)
The nine month period ended September 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The nine month period ended September 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI, or regulatory assets and regulatory liabilities for the periods ended September 30, 2013.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$25	$102	Interest expense	$(5)		$(14)
Cross-currency swaps	(36)	16	Interest expense	(1)
			Other income
			(expense) - net	(25)		45
Commodity contracts			Unregulated
			wholesale energy	54		178	$1
			Energy purchases	(11)		(41)
			Depreciation	1		2
			Discontinued
			operations	4		20
Total	$(11)	$118		$17		$190	$1

Net Investment Hedges:
Foreign currency contracts	$(22)	$(5)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$(117)	$6
Interest rate swaps	Interest expense	(2)	(6)
Commodity contracts	Unregulated wholesale energy	114	139
	Unregulated retail energy	3	18
	Fuel	4	2
	Energy purchases	(86)	(99)
	Discontinued operations	4	13
	Total	$(80)	$73

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$2	$18

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$12	$70

(PPL Energy Supply)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2014		December 31, 2013
	Derivatives not designated		Derivatives not designated
	as hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	$713	$850	$860	$750
Total current	713	850	860	750
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Commodity contracts	328	287	328	320
Total noncurrent	328	287	328	320
Total derivatives	$1,041	$1,137	$1,188	$1,070

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2014.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Commodity contracts			Unregulated wholesale
			energy	$(2)		$(1)
			Energy purchases	8		23
			Depreciation			1
Discontinued
			operations	1		6
Total				$7		$29

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Commodity contracts	Unregulated wholesale energy (a)	$617	$(2,520)
	Unregulated retail energy	18	(34)
	Fuel	(8)	(1)
	Energy purchases (b)	(505)	1,937
	Discontinued operations	2	4
	Total	$124	$(614)

(a)
The nine month period ended September 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The nine month period ended September 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the periods ended September 30, 2013.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
			Location of	Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Gains (Losses)	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Unregulated
Commodity contracts			wholesale energy	$54		$178	$1
			Energy purchases	(11)		(41)
			Depreciation	1		2
Discontinued
			operations	4		20
Total				$48		$159	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Commodity contracts	Unregulated wholesale energy	$114	$139
	Unregulated retail energy	3	18
	Fuel	4	2
	Energy purchases	(86)	(99)
	Discontinued operations	4	13
	Total	$39	$73

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$6	$4

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities for the periods ended September 30, 2014.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$(4)

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$6	$6

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended September 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$12	$70

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$3	$2

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities for the periods ended September 30, 2014.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(2)

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$3	$3

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended September 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$6	$35

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$3	$2
(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities for the periods ended September 30, 2014.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(2)

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$3	$3

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory liabilities for the periods ended September 30, 2013.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$6	$35

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2014		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$4		$4
Total current		4		4
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		38		32
Total noncurrent		38		32
Total derivatives		$42		$36

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as hedging instruments recognized in income or regulatory assets for the periods ended September 30, 2014.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent		$(6)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
September 30, 2014
PPL
Energy Commodities	$1,041	$915	$9	$117	$1,137	$915	$102	$120
Treasury Derivatives	57	46		11	137	46	21	70
Total	$1,098	$961	$9	$128	$1,274	$961	$123	$190

PPL Energy Supply
Energy Commodities	$1,041	$915	$9	$117	$1,137	$915	$102	$120

LKE
Treasury Derivatives	$6	$4	$2	$46	$4	$19	$23

LG&E
Treasury Derivatives	$3	$2	$1	$44	$2	$19	$23

KU
Treasury Derivatives	$3	$2	$1	$2	$2

December 31, 2013
PPL
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157
Treasury Derivatives	91	61		30	174	61	23	90
Total	$1,279	$973	$7	$299	$1,244	$973	$24	$247

PPL Energy Supply
Energy Commodities	$1,188	$912	$7	$269	$1,070	$912	$1	$157

LKE
Treasury Derivatives	$36	$20	$16

LG&E
Treasury Derivatives	$36	$20	$16

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply, LKE, LG&E and KU or certain of their subsidiaries.  Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's).  Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade, and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

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

(All Registrants except PPL Electric and KU)

At September 30, 2014, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

		PPL
	PPL	Energy Supply	LKE		LG&E

Aggregate fair value of derivative instruments in a net liability
position with credit risk-related contingent features	$179	$118		$27	$27
Aggregate fair value of collateral posted on these derivative instruments	119	99		20	20
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	91	(b) 49	(b)	8	8

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.
(b)
During the second quarter of 2014, PPL Energy Supply experienced a downgrade in its corporate credit ratings to below investment grade.  Amounts related to PPL Energy Supply represent net liability positions subject to further adequate assurance features.

15. Goodwill

(PPL)

The changes in the carrying amounts of goodwill by segment were as follows.

	U.K. Regulated	Kentucky Regulated	Supply	Total

Balance at December 31, 2013 (a)	$3,143	$662	$420	$4,225
Allocation to discontinued operations (b)			(82)	(82)
Effect of foreign currency exchange rates	44			44
Balance at September 30, 2014 (a)	$3,187	$662	$338	$4,187

(a)	There were no accumulated impairment losses related to goodwill.
(b)	Represents goodwill allocated to the Montana hydroelectric generating facilities which met the held for sale criteria at September 30, 2014. See Note 8 for additional information.

(PPL Energy Supply)

For PPL Energy Supply, the change in carrying amount of goodwill for the nine months ended September 30, 2014 was due to goodwill allocated to the Montana hydroelectric generating facilities which met the held for sale criteria at September 30, 2014.  See Note 8 for additional information.

16. Asset Retirement Obligations

(All Registrants except PPL Electric)

The changes in the carrying amounts of AROs were as follows.

		PPL
	PPL	Energy Supply	LKE	LG&E	KU

Balance at December 31, 2013	$705	$404	$252	$74	$178
Accretion expense	34	23	10	3	7
Obligations incurred	14	13	1		1
Changes in estimated cash flow or settlement date	11	(12)	23	1	22
Effect of foreign currency exchange rates	1
Obligations settled	(8)	(5)	(3)	(3)
Balance at September 30, 2014	$757	$423	$283	$75	$208

Substantially all of the ARO balances are classified as noncurrent at September 30, 2014 and December 31, 2013.

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

	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
NDT funds:
PPL and PPL Energy Supply
Cash and cash equivalents	$17			$17	$14			$14
Equity securities	281	$384		665	265	$363		628
Debt securities	217	11	$1	227	217	7	$3	221
Receivables/payables, net	2			2	1			1
Total NDT funds	$517	$395	$1	$911	$497	$370	$3	$864

Auction rate securities
PPL	$14		$1	$13	$20		$1	$19
PPL Energy Supply	11		1	10	17		1	16

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at September 30, 2014 and December 31, 2013.

The following table shows the scheduled maturity dates of debt securities held at September 30, 2014.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$13	$85	$58	$75	$231
Fair value	13	87	61	79	240

PPL Energy Supply
Amortized cost	$13	$85	$58	$72	$228
Fair value	13	87	61	76	237

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended September 30.

	Three Months		Nine Months
	2014	2013	2014	2013
PPL and PPL Energy Supply
Proceeds from sales of NDT securities (a)	$47	$33	$112	$92
Other proceeds from sales	3		6
Gross realized gains (b)	9	3	17	10
Gross realized losses (b)	2	2	6	6

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18.  Accumulated Other Comprehensive Income (Loss)

(PPL and PPL Energy Supply)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL
June 30, 2014	$117	$190	$61	$1	$(4)	$(1,764)	$1	$(1,398)
Amounts arising during the period	(48)	(1)	(5)			(1)		(55)
Reclassifications from AOCI		(3)	(12)		1	29		15
Net OCI during the period	(48)	(4)	(17)		1	28		(40)
September 30, 2014	$69	$186	$44	$1	$(3)	$(1,736)	$1	$(1,438)

December 31, 2013	$(11)	$173	$94	$1	$(6)	$(1,817)	$1	$(1,565)
Amounts arising during the period	80	18	(52)			(3)		43
Reclassifications from AOCI		(5)	2		3	84		84
Net OCI during the period	80	13	(50)		3	81		127
September 30, 2014	$69	$186	$44	$1	$(3)	$(1,736)	$1	$(1,438)

June 30, 2013	$(401)	$135	$102	$1	$(11)	$(1,955)	$1	$(2,128)
Amounts arising during the period	87	15	(9)					93
Reclassifications from AOCI			(6)	(1)	2	33		28
Net OCI during the period	87	15	(15)	(1)	2	33		121
September 30, 2013	$(314)	$150	$87	$	$(9)	$(1,922)	$1	$(2,007)

December 31, 2012	$(149)	$112	$132	$1	$(14)	$(2,023)	$1	$(1,940)
Amounts arising during the period	(165)	40	77					(48)
Reclassifications from AOCI		(2)	(122)	(1)	5	101		(19)
Net OCI during the period	(165)	38	(45)	(1)	5	101		(67)
September 30, 2013	$(314)	$150	$87	$	$(9)	$(1,922)	$1	$(2,007)

PPL Energy Supply
June 30, 2014		$190	$75		$(3)	$(177)		$85
Amounts arising during the period		(1)						(1)
Reclassifications from AOCI		(3)	(5)		1	1		(6)
Net OCI during the period		(4)	(5)		1	1		(7)
September 30, 2014		$186	$70		$(2)	$(176)		$78

December 31, 2013		$173	$88		$(4)	$(180)		$77
Amounts arising during the period		18						18
Reclassifications from AOCI		(5)	(18)		2	4		(17)
Net OCI during the period		13	(18)		2	4		1
September 30, 2014		$186	$70		$(2)	$(176)		$78

June 30, 2013		$135	$144		$(8)	$(257)		$14
Amounts arising during the period		15						15
Reclassifications from AOCI			(29)		1	3		(25)
Net OCI during the period		15	(29)		1	3		(10)
September 30, 2013		$150	$115		$(7)	$(254)		$4

December 31, 2012		$112	$211		$(10)	$(265)		$48
Amounts arising during the period		40						40
Reclassifications from AOCI		(2)	(96)		3	11		(84)
Net OCI during the period		38	(96)		3	11		(44)
September 30, 2013		$150	$115		$(7)	$(254)		$4

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.  The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits).  See Note 9 for additional information.

	Three Months
	PPL		PPL Energy Supply		Affected Line Item on the
Details about AOCI	2014	2013	2014	2013	Statements of Income

Available-for-sale securities	$7	$1	$7	$1	Other Income (Expense) - net
Total Pre-tax	7	1	7	1
Income Taxes	(4)	(1)	(4)	(1)
Total After-tax	3		3

Qualifying derivatives
Interest rate swaps	(5)	(5)			Interest Expense
Cross-currency swaps	12	(25)			Other Income (Expense) - net
		(1)			Interest Expense
Energy commodities	(2)	54	(2)	54	Unregulated wholesale energy
	8	(11)	8	(11)	Energy purchases
	1	4	1	4	Discontinued operations
	1	1		1	Other
Total Pre-tax	15	17	7	48
Income Taxes	(3)	(11)	(2)	(19)
Total After-tax	12	6	5	29

Equity investees' AOCI		1			Other Income (Expense) - net
Total Pre-tax		1
Income Taxes
Total After-tax		1

Defined benefit plans
Prior service costs	(2)	(3)	(2)	(2)
Net actuarial loss	(38)	(45)	(1)	(5)
Total Pre-tax	(40)	(48)	(3)	(7)
Income Taxes	10	13	1	3
Total After-tax	(30)	(35)	(2)	(4)

Total reclassifications during the period	$(15)	$(28)	$6	$25

	Nine Months
	PPL		PPL Energy Supply		Affected Line Item on the
Details about AOCI	2014	2013	2014	2013	Statements of Income

Available-for-sale securities	$11	$4	$11	$4	Other Income (Expense) - net
Total Pre-tax	11	4	11	4
Income Taxes	(6)	(2)	(6)	(2)
Total After-tax	5	2	5	2

Qualifying derivatives
Interest rate swaps	(12)	(14)			Interest Expense
Cross-currency swaps	(17)	45			Other Income (Expense) - net
	1				Interest Expense
Energy commodities	(1)	178	(1)	178	Unregulated wholesale energy
	23	(41)	23	(41)	Energy purchases
	6	20	6	20	Discontinued operations
	2	2	1	2	Other
Total Pre-tax	2	190	29	159
Income Taxes	(4)	(68)	(11)	(63)
Total After-tax	(2)	122	18	96

Equity investees' AOCI		1			Other Income (Expense) - net
Total Pre-tax		1
Income Taxes
Total After-tax		1

Defined benefit plans
Prior service costs	(6)	(8)	(4)	(5)
Net actuarial loss	(110)	(138)	(6)	(18)
Total Pre-tax	(116)	(146)	(10)	(23)
Income Taxes	29	40	4	9
Total After-tax	(87)	(106)	(6)	(14)

Total reclassifications during the period	$(84)	$19	$17	$84

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

Reporting Uncertainties about an Entity's Ability to Continue as a Going Concern

In August 2014, the FASB issued accounting guidance which will require management to assess, for each interim and annual period, whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date the financial statements are issued.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management is required to disclose information that enables users of the financial statements to understand the principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern and management's evaluation of the significance of those conditions or events.  If substantial doubt about the entity's ability to continue as a going concern has been alleviated as a result of management's plan, the entity should disclose information that allows the users of the financial statements to understand those plans.  If the substantial doubt about the entity's ability to continue as a going concern is not alleviated by management's plans, management's plans to mitigate the conditions or events that gave rise to the substantial doubt about the entity's ability to continue as a going concern should be disclosed, as well as a statement that there is substantial doubt the entity's ability to continue as a going concern within one year after the date the financial statements are issued.

For all entities, this guidance should be applied prospectively within the annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter.  Early adoption is permitted.

The Registrants are assessing in which period they will adopt this new guidance. The adoption of this guidance is not expected to have a significant impact on the Registrants.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued guidance that clarifies how current accounting guidance should be interpreted when evaluating the economic characteristics and risks of a host contract of a hybrid financial instrument issued in the form of a share.  This guidance does not change the current criteria for determining whether separation of an embedded derivative feature from a hybrid financial instrument is required.  Entities are still required to evaluate whether the economic risks of the embedded derivative feature are clearly and closely related to those of the host contract, among other relevant criteria.

An entity should consider the substantive terms and features of the entire hybrid financial instrument, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract to determine whether the host contract is more akin to a debt instrument or more akin to an equity instrument.  An entity should assess the relative strength of the debt-like and equity-like terms and features when determining how to weight those terms and features.

For public business entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and should be applied using a modified retrospective method for existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year the guidance is adopted.  Early adoption is permitted.  Retrospective application is permitted but not required.

The Registrants will adopt this guidance on January 1, 2016.  The Registrants are currently assessing this guidance, which is not expected to have a significant impact on the Registrants.

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

•
"Results of Operations" for PPL provides a more detailed analysis of earnings by segment, and for the Subsidiary Registrants includes a summary of earnings.  For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2014 with the same periods in 2013.

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

(PPL and PPL Energy Supply)

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  See "Business Strategy" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" below for additional information.

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

Business Strategy

(PPL and PPL Energy Supply)

In recognition of the changes in recent years in the wholesale power markets, PPL performed an in-depth analysis of its business mix to determine the best available opportunities to maximize the value of its competitive generation business for shareowners.  As a result, in June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners the parent of PPL Energy Supply, recently formed for purposes of this transaction, which by merging with a special purpose subsidiary of Talen Energy, will immediately thereafter become a subsidiary of Talen Energy.  Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed, directly or indirectly, by its owners to become a subsidiary of Talen Energy.  Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%.  PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy and PPL's shareowners will receive a number of Talen Energy shares at closing based on the number of PPL shares owned as of the spinoff record date.  The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.  The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of certain regulatory approvals by the NRC, FERC, DOJ and PUC.  In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn capacity, after excluding any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions then outstanding, under a Talen Energy (or its subsidiaries) revolving credit or similar facility.  The transaction is expected to close in the first or second quarter of 2015.  Talen Energy will own and operate a diverse mix of approximately 14,000 MW (after proposed divestitures to meet FERC market power standards) of generating capacity in certain U.S. competitive energy markets primarily in PJM and ERCOT.

Following the transaction, PPL will focus solely on its regulated utilities businesses in the U.K., Kentucky and Pennsylvania, serving more than 10 million customers.  PPL intends to maintain a strong balance sheet and to manage its finances consistent with maintaining investment grade credit ratings and providing a competitive total shareowner return, including an attractive dividend.  In connection with the transaction, and following any required transition services period, PPL is targeting to reduce its annual corporate support costs by an estimated $185 million.  This includes $110 million of corporate support costs to be transferred to Talen Energy and $75 million of corporate support costs to be eliminated as a result of workforce reductions and other corporate cost savings.

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

(All Registrants except PPL Energy Supply)

The strategy for the regulated businesses of WPD, PPL Electric, LKE, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs.  These regulated businesses also focus on providing competitively priced energy to customers and achieving stable, long-term growth in earnings and rate base, or RAV, as applicable.  Both rate base and RAV are expected to grow for the foreseeable future as a result of significant capital expenditure programs to maintain existing assets and to improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.  Future RAV for WPD will also be affected by RIIO-ED1, effective April 1, 2015, as the recovery period for assets placed in service after that date will be extended from 20 to 45 years.  In addition, incentive targets have been adjusted in RIIO-ED1, resulting in lower overall incentive revenues available to be earned.  See "Financial and Operational Developments - Other Financial and Operational Developments - RIIO-ED1 - Fast Tracking" below for additional information.

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

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segments for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change

U.K. Regulated	$295	$183	61	$688	$741	(7)
Kentucky Regulated	82	93	(12)	247	227	9
Pennsylvania Regulated	57	51	12	194	160	21
Supply	86	91	(5)	16	122	(87)
Corporate and Other (a)	(23)	(8)	188	(103)	(22)	368
Net Income Attributable to
PPL Shareowners	$497	$410	21	$1,042	$1,228	(15)

EPS - basic	$0.74	$0.65	14	$1.60	$2.03	(21)
EPS - diluted (b)	$0.74	$0.62	19	$1.57	$1.90	(17)

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

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's results for the periods ended September 30.  See PPL's "Results of Operations – Segment Earnings" for details of each segment's special items.

	Three Months			Nine Months
	2014	2013	Change	2014	2013	Change

U.K. Regulated	$111	$(16)	$127	$20	$78	$(58)
Kentucky Regulated	(1)		(1)		2	(2)
Pennsylvania Regulated	2		2	(2)		(2)
Supply	41	(6)	47	(144)	(49)	(95)
Corporate and Other (a)	(17)		(17)	(73)		(73)
Total PPL	$136	$(22)	$158	$(199)	$31	$(230)

(a)
The three month period includes $3 million of deferred income tax expense to adjust valuation allowances on deferred tax assets for state net operating loss carryforwards, $3 million of external transaction costs and $11 million of separation benefits related to the anticipated spinoff of PPL Energy Supply. The nine month period includes $49 million of deferred income tax expense to adjust valuation allowances on deferred tax assets for state net operating loss carryforwards, $13 million of external transaction costs and $11 million of separation benefits related to the anticipated spinoff of PPL Energy Supply.  See Note 8 to the Financial Statements for additional information.

The changes in PPL's reportable segments results for the three and nine months ended September 30, 2014 compared with 2013, excluding the impact of special items, were due to the following factors (on an after-tax basis):

•
The decrease at the U.K. Regulated segment for the three month period was primarily due to higher U.S. and U.K. income taxes resulting from a tax benefit recorded in the prior year and higher taxes in 2014 related to cash repatriation, and higher depreciation and higher financing costs, partially offset by higher utility revenues due to the April 2014 price increase and lower operation and maintenance expenses.  The increase for the nine month period was primarily due to higher utility revenues due to April 2014 and April 2013 price increases, net of adverse weather impacts, and lower pension expense, partially offset by higher U.S. income taxes resulting from a tax benefit recorded in the prior year and higher taxes in 2014 related to cash repatriation, and higher depreciation and higher financing costs.

•
The decrease at the Kentucky Regulated segment for the three month period was primarily due to lower sales volumes due to mild weather, higher operation and maintenance expenses and higher financing costs, partially offset by returns on additional environmental capital investments.  The increase for the nine month period was primarily due to returns on additional environmental capital investments and higher sales volumes driven by unusually cold weather in the first quarter of 2014, partially offset by higher operation and maintenance expenses driven by storm-related expenses and timing of generation maintenance outages, and higher depreciation expense.

•
The Pennsylvania Regulated segment earnings for the three month period were flat.  The increase for the nine month period was primarily due to returns on additional transmission and distribution improvement capital investments, and higher sales volume driven by unusually cold weather in the first quarter of 2014, partially offset by higher financing costs.

•
The decrease at the Supply segment for the three month period was primarily due to lower margins due to lower hedged energy prices and lower capacity prices, partially offset by favorable asset performance, lower income taxes resulting from an adjustment of deferred tax assets recorded in the prior year, lower operation and maintenance expenses and lower financing costs.  The decrease for the nine month period was primarily due to lower energy prices, partially offset by favorable asset performance, net benefits due to unusually cold weather in the first quarter of 2014, higher capacity prices, gains on certain commodity positions, lower income taxes resulting from an adjustment of deferred tax assets recorded in the prior year and lower financing costs.

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

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements and "Item 1A. Risk Factors" in this Form 10-Q (as applicable) and "Item 1. Business" and "Item 1A. Risk Factors" in the Registrants' 2013 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

Economic and Market Conditions

(All Registrants except PPL Electric)

The businesses of PPL Energy Supply, LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to coal combustion residuals, GHG, effluent limitation guidelines and MATS.  See "Financial Condition - Environmental Matters" below for additional information on these requirements.  These and other stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL, PPL Energy Supply, LKE, LG&E and KU, to announce plans either to temporarily or permanently close, or place in long-term reserve status, and/or impair certain of their coal-fired generating plants.

(PPL and PPL Energy Supply)

In the fourth quarter of 2013, management tested the Brunner Island and Montour plants for impairment and concluded neither was impaired as of December 31, 2013.  There were no events or changes in circumstances that indicated a recoverability test was required to be performed in 2014.  The carrying value of the Pennsylvania coal-fired generation assets was $2.5 billion as of September 30, 2014 ($1.3 billion for Brunner Island and $1.2 billion for Montour).

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

Labor Union Agreements

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric finalized a new three-year labor agreement with IBEW local 1600 in May 2014 and the agreement was ratified in early June 2014.  As part of efforts to reduce operations and maintenance expenses, the new agreement offered a one-time voluntary retirement window to certain bargaining unit employees.  As a result, in the second quarter of 2014, estimated separation benefits of $29 million were recorded ($23 million for PPL Energy Supply and $6 million for PPL Electric). During the three months ended September 30, 2014, based on final employee acceptances of the offer, PPL reduced the previously recorded estimated amounts by $9 million ($6 million for PPL Energy Supply and $3 million for PPL Electric). As a result, for the nine months ended September 30, 2014, the following total separation benefits have been recorded.

		PPL Energy
	PPL	Supply	PPL Electric

Pension Benefits	$13	$11	$2
Severance Compensation	7	6	1
Total Separation Benefits	$20	$17	$3

Number of Employees	121	105	15

The separation benefits are included in "Other operation and maintenance" on the Statement of Income.  The liability for pension benefits is included in "Accrued pension obligations" on the Balance Sheet at September 30, 2014.  All of the severance compensation was paid in the third quarter of 2014.  The remaining terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL, PPL Energy Supply or PPL Electric.

(LKE, LG&E and KU)

In August 2014, KU and the USWA ratified a three-year labor agreement through August 2017 containing 2.5% wage increases for each year.  The agreement covers approximately 74 employees.

In November 2014, LG&E and the IBEW ratified a three-year labor agreement through November 2017 containing 2.5% wage increases for each year.  The agreement covers approximately 700 employees.

Anticipated Spinoff of PPL Energy Supply

(PPL, PPL Energy Supply and PPL Electric)

Following the announcement of the transaction to form Talen Energy as discussed in "Business Strategy" above, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in the third quarter of 2014 and staffing selections are in progress and expected to be completed by the end of 2014.

The new organizational plans identify the need to resize and restructure the organizations of both PPL and PPL Energy Supply.  As a result, during the third quarter of 2014, estimated charges for employee separation benefits were recorded in "Other operation and maintenance" on the Statement of Income and in "Other current liabilities" on the Balance Sheet as follows.

		PPL Energy	PPL
	PPL	Supply	Electric

Separation benefits	$30	$12	$1
Number of positions	265	100	10

The separation benefits incurred include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  As staffing selections are completed, revisions to the estimated costs will be recognized primarily in the fourth quarter of 2014.

Additional costs to be incurred include accelerated stock based compensation and pro-rated performance based cash incentive and stock based compensation awards primarily for PPL Energy Supply employees and for PPL employees who will become PPL Energy Supply employees in connection with the transaction.  These costs will be recognized at the spinoff closing date.  PPL and PPL Energy Supply estimate these additional costs will be in the range of $30 million to $40 million.

(PPL)

As a result of the spinoff announcement, PPL recorded $3 million and $49 million of deferred income tax expense during the three and nine months ended September 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

In addition, PPL recorded $5 million and $21 million of third-party costs during the three and nine months ended September 30, 2014 related to this transaction primarily in "Other Income (Expense) - net" on the Statement of Income, for investment bank advisory, legal, consulting and accounting fees.  PPL currently estimates a range of total third-party costs that will ultimately be incurred of between $60 million and $70 million.

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

Montana Hydro Sale Agreement (PPL and PPL Energy Supply)

In September 2013, PPL Montana executed a definitive agreement to sell to NorthWestern 633 MW of hydroelectric generating facilities located in Montana for $900 million in cash, subject to certain adjustments.  Total net cash proceeds of the sale are currently estimated to be $880 million.  In September 2014, the MPSC approved the transaction.  As a result, these hydroelectric generating facilities met the" held for sale" criteria in the third quarter of 2014.  The sale is expected to close in the fourth quarter of 2014.  See Note 8 to the Financial Statements for additional information including the components of Discontinued Operations in the Statements of Income and Balance Sheets.

(PPL)

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the methodology to be used by all network operators to calculate the final line loss incentives and penalties for the DPCR4, which ended in March 2010.  As a result, in the first quarter of 2014 WPD recorded an increase of $65 million to its existing liability with a reduction to "Utility" revenues on the Statement of Income.  In June 2014, WPD applied for judicial review of certain of Ofgem's decisions related to closing out the DPCR4 line loss mechanism.  The court has set a hearing for November 20, 2014 to hear WPD's application for permission to seek judicial review.  The primary relief sought is for Ofgem to reconsider the overall proportionality of penalties imposed on WPD.  The entire process could last through the second quarter of 2015.  WPD's total recorded liability at September 30, 2014 was $105 million, all of which will be refunded to customers beginning April 1, 2015 through March 31, 2019.  See Note 6 to the Financial Statements for additional information.

RIIO-ED1 - Fast Tracking

In February 2014, WPD elected to accept the decision of Ofgem to set the real cost of equity to be used during the RIIO-ED1 period at 6.4% compared to 6.7% proposed by WPD, and remain in the fast-track process.  The change in the cost of equity is not expected to have a significant impact on the results of operations for PPL.  Also, in February 2014, Ofgem published formal confirmation that WPD's Business Plans submitted by its four DNOs have been accepted as submitted, or "fast-tracked," for the eight-year price control period starting April 1, 2015.  Fast tracking affords several benefits to the WPD DNOs including the ability to collect additional revenue equivalent to 2.5% of total annual expenditure during the eight-year price control period, or approximately $35 million annually, greater revenue certainty and a higher level of cost savings retention.  The period to challenge the fast tracking expired in June 2014 and no third parties have filed objections.  See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2013 Form 10-K for additional information on RIIO-ED1.

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

Susquehanna Turbine Blade Inspection (PPL and PPL Energy Supply)

PPL Susquehanna continues to make modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant that was first identified in 2011.  In March 2014, Unit 2 completed its planned turbine inspection outage to replace blades.  Unit 1 completed its planned refueling and turbine inspection outage in June 2014.  Similar blade replacements were completed and modifications will also be implemented to reduce the likelihood of blade cracking, including the installation of shorter last stage blades on one of the low pressure turbines.  In the second and third quarters of 2014, Unit 2 was shut down for blade inspection and replacement, as well as additional maintenance.  The financial impact of the Unit 2 outages was not material.  PPL Susquehanna will continue to monitor blade performance and work with the turbine manufacturer to identify and resolve the issues causing the blade cracking.

Regional Transmission Expansion Plan (PPL and PPL Electric)

In July 2014, PPL Electric announced that it had submitted a proposal to PJM to build a new regional transmission line.  PPL Electric is pursuing approval of this project from Pennsylvania, New Jersey, New York and Maryland.  The proposed line would run from western Pennsylvania into New York and New Jersey and also south into Maryland, covering approximately

725 miles.  The proposed line would enhance the ability to move power inter-regionally and intra-regionally resulting in a more reliable, robust and cost effective system.  As proposed, the project would begin in 2017 and the line would be in operation between 2023 and 2025.  The project is estimated to cost $4 billion to $6 billion.

Storm Damage Expense Rider (SDER) (PPL Electric)

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed SDER.  In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy.  In April 2014, the PUC issued a final order approving the SDER.  The SDER will be effective January 1, 2015 and initially include actual storm costs compared to collections from December 2013 through November 2014.  As a result of the order, PPL Electric reduced its regulatory liability by $12 million related to collections in excess of costs incurred from January 1, 2013 to November 30, 2013 that are not required to be refunded to customers.  Also, as part of the order, PPL Electric can recover Hurricane Sandy storm damage costs through the SDER over a three-year period beginning January 2015.  On June 20, 2014, the Office of Consumer Advocate filed a petition for review of the April 2014 order with the Commonwealth Court of Pennsylvania.  The case remains pending.  See "Pennsylvania Activities - Storm Damage Expense Rider" in Note 6 to the Financial Statements for additional information.

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts.  KU and the terminating municipalities continue settlement discussions in this proceeding.  KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

Rate Case Proceedings (LKE, LG&E and KU)

On November 4, 2014, LG&E and KU announced that on November 26, 2014, they anticipate filing requests with the KPSC for increases in annual base electricity rates of approximately $30 million at LG&E and approximately $153 million at KU and an increase in annual base gas rates of approximately $14 million at LG&E.  The proposed base rate increases would result in electricity rate increases of 2.7% at LG&E and 9.6% at KU and a gas rate increase of 4.2% at LG&E and would become effective in July 2015.  LG&E's and KU's applications each include a request for authorized returns-on-equity of 10.50%.  The applications are based on a forecasted test year of July 1, 2015 through June 30, 2016.  LG&E and KU cannot predict the outcome of these proceedings.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment.  The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins) and a reconciliation of non-GAAP financial measures to "Operating Income."  The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2014 with the same periods in 2013.  "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

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

(Subsidiary Registrants)

The discussion for each of PPL Energy Supply, PPL Electric, LKE, LG&E and KU provides a summary of earnings.  The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and nine months ended September 30, 2014 with the same periods in 2013.  "Earnings, Margins and Statement of Income Analysis" is presented separately for PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations.  As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.
PPL:  Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs.  The U.K. Regulated segment represents 66% of Net Income Attributable to PPL Shareowners for the nine months ended September 30, 2014 and 34% of PPL's assets at September 30, 2014.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change

Utility revenues	$632	$534	18	$1,928	$1,731	11
Energy-related businesses	12	9	33	36	32	13
Total operating revenues	644	543	19	1,964	1,763	11
Other operation and maintenance	110	111	(1)	335	340	(1)
Depreciation	86	73	18	256	219	17
Taxes, other than income	41	36	14	119	109	9
Energy-related businesses	8	7	14	23	21	10
Total operating expenses	245	227	8	733	689	6
Other Income (Expense) - net	136	(117)	(216)	40	7	471
Interest Expense	115	102	13	352	313	12
Income Taxes	125	(86)	(245)	231	27	756
Net Income Attributable to PPL Shareowners	$295	$183	61	$688	$741	(7)

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special and effects of foreign currency exchange on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	Three Months	Nine Months

U.K.
Utility revenues	$21	$75
Other operation and maintenance	7	19
Depreciation	(4)	(18)
Interest expense	(6)	(15)
Other		(2)
Income taxes	(13)	(16)
U.S.
Interest expense and other	2	1
Income taxes	(14)	(36)
Foreign currency exchange, after-tax	(8)	(3)
Special items, after-tax	127	(58)
Total	$112	$(53)

U.K.

•
Higher utility revenues for the three month period primarily due to a $35 million impact from the April 1, 2014 price increase, partially offset by $12 million of lower volume due primarily to weather.

Higher utility revenues for the nine month period primarily due to a $154 million impact from the April 1, 2014 and 2013 price increases, partially offset by $68 million of lower volume due primarily to weather and $7 million of adverse customer mix.

•	Lower other operation and maintenance for the three month period primarily due to $11 million of lower pension expense, partially offset by $8 million of higher engineering management expense.

Lower other operation and maintenance for the nine month period primarily due to $29 million of lower pension expense, partially offset by $14 million of higher network maintenance expense.

•	Higher depreciation expense for the three and nine month periods primarily due to PP&E additions, net.

•	Higher interest expense for the three and nine month periods primarily due to the October 2013 debt issuance.

•
Higher income taxes for the three month period primarily due to $5 million from U.K. tax rate changes that provided a net one-time benefit in 2013 and higher pre-tax income, which increased income taxes by $4 million.

Higher income taxes for the nine month period primarily due to higher pre-tax income, which increased income taxes by $14 million.

U.S.

•	Higher income taxes for the three month period primarily due to an $8 million increase attributable to the expected taxable amount of cash repatriation in 2014.

Higher income taxes for the nine month period primarily due to a $19 million benefit in 2013 related to a ruling obtained from the IRS regarding 2010 U.K. earnings and profits calculations and an $18 million increase attributable to the expected taxable amount of cash repatriation in 2014.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2014	2013	2014	2013

	Other Income
Foreign currency-related economic hedges, net of tax of ($60), $44, ($39), $5 (a)	(Expense)-net	$111	$(82)	$72	$(8)
WPD Midlands acquisition-related adjustments:
	Other Operation
Separation benefits, net of tax of $0, $1, $0, $1	and Maintenance		(2)		(4)
	Other Operation
Other acquisition-related adjustments, net of tax of $0, $0, $0, $0	and Maintenance				(2)
Other:
Windfall Profits Tax litigation (b)	Income Taxes				43
Change in WPD line loss accrual, net of tax of $0, $5, $13, $10 (c)	Utility Revenues		(16)	(52)	(35)
Change in U.K. income tax rate (d)	Income Taxes		84		84
Total		$111	$(16)	$20	$78

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in GBP.
(b)
In May 2013, the U.S. Supreme Court reversed the December 2011 ruling, by the U.S. Court of Appeals for the Third Circuit, concerning the creditability for income tax purposes of the U.K. Windfall Profits Tax.  As a result of the U.S. Supreme Court ruling, PPL recorded an income tax benefit during the nine months ended September 30, 2013.  See Note 5 to the Financial Statements for additional information.

(c)
WPD Midlands recorded adjustments to its line loss accrual during the three and nine months ended September 30, 2013 based on information provided by Ofgem regarding the calculation of line loss incentive/penalty for all network operators related to DPCR4, a price control period that ended prior to PPL's acquisition of WPD Midlands.  In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism.  As a result, WPD increased its existing liability by $65 million for over-recovery of line losses during the nine months ended September 30, 2014.  See Note 6 to the Financial Statements for additional information.

(d)
The U.K. Finance Act of 2013, enacted in July 2013, reduced the U.K.'s statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in the three and nine month periods of 2013.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas.  In addition, certain financing costs are allocated to the Kentucky Regulated segment.  The Kentucky Regulated segment represents 24% of Net Income Attributable to PPL Shareowners for the nine months ended September 30, 2014 and 26% of PPL's assets at September 30, 2014.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change

Utility revenues	$753	$744	1	$2,409	$2,226	8
Fuel	240	237	1	748	684	9
Energy purchases	24	23	4	184	146	26
Other operation and maintenance	197	188	5	609	582	5
Depreciation	89	84	6	262	249	5
Taxes, other than income	13	12	8	39	36	8
Total operating expenses	563	544	3	1,842	1,697	9
Other Income (Expense) - net	(2)	(4)	(50)	(6)	(6)
Interest Expense	56	49	14	164	165	(1)
Income Taxes	50	54	(7)	150	132	14
Income (Loss) from Discontinued Operations			n/a		1	(100)
Net Income Attributable to PPL Shareowners	$82	$93	(12)	$247	$227	9

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of the special items.

	Three Months	Nine Months

Kentucky Gross Margins	$3	$76
Other operation and maintenance	(8)	(26)
Depreciation	(4)	(10)
Interest expense	(7)	1
Other	2	(1)
Income taxes	4	(18)
Special items, after-tax	(1)	(2)
Total	$(11)	$20

•	See "Margins – Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•	Higher other operation and maintenance for the three month period primarily due to $3 million of higher bad debt expense and $2 million of higher gas maintenance.

Higher other operation and maintenance for the nine month period primarily due to $8 million of higher costs due to the timing and scope of generation maintenance, $8 million of higher storm expense and higher bad debt expense of $7 million.

•	Higher depreciation expense for the three and nine month periods primarily due to PP&E additions, net.

•	Higher interest expense for the three month period primarily due to the issuance of $500 million of First Mortgage Bonds in November 2013.

•
Lower interest expense for the nine month period primarily due to a $10 million loss on extinguishment of debt in 2013 related to the remarketing of the PPL Capital Funding Junior Subordinated Notes component of the 2010 Equity Units and simultaneous exchange into Senior Notes in the second quarter of 2013, and a $5 million decrease due to lower rates on the related Senior Notes as compared with the Junior Subordinated Notes.  This decrease was partially offset by increased 2014 expense of $14 million due to the issuance of $500 million of First Mortgage Bonds in November 2013.

•	Higher income taxes for the nine month period primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2014	2013	2014	2013

EEI adjustments, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense)-net	$(1)			$1
LKE discontinued operations	Discontinued Operations				1
Total		$(1)			$2

(a)	Impact recorded at KU.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric.  In addition, certain financing costs are allocated to the Pennsylvania Regulated segment.  The Pennsylvania Regulated segment represents 19% of Net Income Attributable to PPL Shareowners for the nine months ended September 30, 2014 and 15% of PPL's assets at September 30, 2014.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change

Utility revenues	$477	$464	3	$1,518	$1,391	9
Energy purchases
External	128	144	(11)	431	436	(1)
Intersegment	20	11	82	68	37	84
Other operation and maintenance	133	134	(1)	402	391	3
Depreciation	47	45	4	137	132	4
Taxes, other than income	25	25		80	77	4
Total operating expenses	353	359	(2)	1,118	1,073	4
Other Income (Expense) - net	3	2	50	6	5	20
Interest Expense	33	30	10	91	80	14
Income Taxes	37	26	42	121	83	46
Net Income Attributable to PPL Shareowners	$57	$51	12	$194	$160	21

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins and a certain item that management considers special on separate lines and not in their respective Statement of Income line items.  See below for additional detail of the special item.

	Three Months	Nine Months

Pennsylvania Gross Delivery Margins	$12	$85
Other operation and maintenance	4	4
Depreciation	(1)	(5)
Interest expense	(3)	(11)
Other	1	1
Income taxes	(9)	(38)
Special item, after-tax	2	(2)
Total	$6	$34

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•
Lower other operation and maintenance for the nine month period primarily due to $18 million of lower payroll related costs due to more project costs being capitalized in 2014, partially offset by $9 million of higher storm costs and $5 million of higher support group costs.

•	Higher interest expense for the nine month period primarily due to the issuance of first mortgage bonds in July 2013 and June 2014.

•	Higher income taxes for the three and nine month periods primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers a special item, also impacted the Pennsylvania Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2014	2013	2014	2013

	Other Operation
Separation benefits - bargaining unit voluntary program, net of tax of ($1), $0, $1, $0 (a)	and Maintenance	$2		$(2)

(a)
In June 2014, PPL Electric's largest IBEW local ratified a new three-year labor agreement.  In connection with the new agreement, bargaining unit one-time voluntary retirement benefits were recorded in the second quarter and adjusted in the third quarter of 2014.  See Note 10 to the Financial Statements for additional information.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's wholesale, retail, marketing and trading activities, as well as its competitive generation operations.  In addition, certain financing and other costs are allocated to the Supply segment.  The Supply segment represents 2% of Net Income Attributable to PPL Shareowners for the nine months ended September 30, 2014 and 24% of PPL's assets at September 30, 2014.

In June 2014, PPL and PPL Energy Supply, which primarily represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy.  Upon completion of this transaction, PPL will no longer have a Supply segment.  See Note 8 to the Financial Statements for additional information.

Net Income Attributable to PPL Shareowners for the periods ended September 30 includes the following results:

	Three Months			Nine Months
	2014	2013	% Change	2014	2013	% Change
Energy revenues
External (a) (b)	$1,392	$1,178	18	$1,116	$3,138	(64)
Intersegment	20	11	82	68	37	84
Energy-related businesses	179	143	25	459	378	21
Total operating revenues	1,591	1,332	19	1,643	3,553	(54)
Fuel (a)	212	258	(18)	953	780	22
Energy purchases (a) (c)	708	389	82	(893)	1,088	(182)
Other operation and maintenance	232	232		746	714	4
Depreciation	74	75	(1)	225	223	1
Taxes, other than income	14	14		45	40	13
Energy-related businesses	172	138	25	451	366	23
Total operating expenses	1,412	1,106	28	1,527	3,211	(52)
Other Income (Expense) - net	10	1	900	23	17	35
Interest Expense	45	52	(13)	138	166	(17)
Income Taxes	65	89	(27)	(5)	98	(105)
Income (Loss) from Discontinued Operations	7	6	17	10	28	(64)
Net Income Attributable to Noncontrolling Interests		1	(100)		1	(100)
Net Income Attributable to PPL Shareowners	$86	$91	(5)	$16	$122	(87)

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)
The nine month period ended September 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(c)
The nine month period ended September 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

The changes in the results of the Supply segment between these periods were due to the factors set forth below, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See below for additional detail of these special items.

	Three Months	Nine Months

Unregulated Gross Energy Margins	$(137)	$(83)
Other operation and maintenance	6	3
Other Income (Expense) - net	11	7
Interest expense	6	28
Other	5	(4)
Income taxes	58	39
Discontinued operations, after-tax	(1)	(1)
Special items, after-tax	47	(95)
Total	$(5)	$(106)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•	Higher other income (expense) for the three and nine month periods, primarily due to earnings on the nuclear decommissioning trust fund.

•	Lower interest expense for the nine month period primarily due to the repayment of debt in July and December 2013.

•
Lower income taxes for the three and nine month periods due to lower pre-tax income, which decreased income taxes by $39 million and $22 million.  Additionally, the three and nine months ended September 2013 included an increase of $28 million in valuation allowances on Pennsylvania net operating losses.

The following after-tax gains (losses), which management considers special items, also impacted the Supply segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2014	2013	2014	2013

Adjusted energy-related economic activity - net, net of tax of ($31), $4, $80, $32	(a)	$46	$(6)	$(116)	$(47)
	Discontinued
Kerr Dam Project impairment, net of tax of $0, $0, $7, $0 (b)	Operations			(10)
Other:
Change in tax accounting method related to repairs	Income Taxes				(3)
	Other Operation
Counterparty bankruptcy, net of tax of $0, $0, $0, ($1)	and Maintenance				1
	Other Operation
Separation benefits - bargaining unit voluntary program, net of tax of ($2), $0, $7, $0 (c)	and Maintenance	2		(11)
	Other Operation
Separation benefits - spinoff, net of tax of $5, $0, $5, $0 (d)	and Maintenance	(7)		(7)
Total		$41	$(6)	$(144)	$(49)

(a)
Represents unrealized gains (losses), after-tax, on economic activity.  See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  Amounts have been adjusted for insignificant amounts for option premiums.

(b)	See Note 13 to the Financial Statements for additional information.
(c)
In June 2014, PPL Energy Supply's largest IBEW local ratified a new three-year labor agreement.  In connection with the new agreement, bargaining unit one-time voluntary retirement benefits were recorded in the second quarter and adjusted in the third quarter of 2014.  See Note 10 to the Financial Statements for additional information.

(d)	In September 2014, PPL Energy Supply recorded separation benefits related to the anticipated spinoff transaction. See Note 8 to the Financial Statements for additional information.

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

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's and PPL Energy Supply's competitive energy activities, which are managed on a geographic basis.  In calculating this measure, energy revenues, including operating revenues associated with certain businesses classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, recorded in "Taxes, other than income," and operating expenses associated with certain businesses classified as discontinued operations.  This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Unregulated wholesale energy," "Unregulated retail energy" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Unregulated wholesale energy to affiliate" in PPL Energy Supply's reconciliation table).  "Unregulated Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Adjusted energy-related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options.  Unrealized gains and losses related to this activity are deferred and included in "Unregulated Gross Energy Margins" over the delivery period of the item that was hedged or upon realization.

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

	2014 Three Months						2013 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$753	$477		$630	(c)	$1,860	$744	$464		$531	(c)	$1,739
PLR intersegment utility
revenue (expense) (d)		(20)	$20					(11)	$11
Unregulated wholesale energy			813	296	(e)	1,109			963	(50)	(e)	913
Unregulated retail energy			280	2	(e)	282			266	(3)	(e)	263
Energy-related businesses				198		198				159		159
Total Operating Revenues	753	457	1,113	1,126		3,449	744	453	1,240	637		3,074

Operating Expenses
Fuel	240		203	9	(e)	452	237		256	1	(e)	494
Energy purchases	24	128	495	212	(e)	859	23	144	428	(40)	(e)	555
Other operation and
maintenance	27	25	4	628		684	26	19	5	608		658
Depreciation	2			305		307	1			283		284
Taxes, other than income		25	11	56		92		23	9	54		86
Energy-related businesses			2	184		186			5	146		151
Total Operating Expenses	293	178	715	1,394		2,580	287	186	703	1,052		2,228
Income (Loss) from
Discontinued Operations			33	(33)	(f)				31	(31)	(f)
Total	$460	$279	$431	$(301)		$869	$457	$267	$568	$(446)		$846

	2014 Nine Months						2013 Nine Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$2,409	$1,518		$1,925	(c)	$5,852	$2,226	$1,391		$1,727	(c)	$5,344
PLR intersegment utility
revenue (expense) (d)		(68)	$68					(37)	$37
Unregulated wholesale energy			792	(589)	(e)	203			2,664	(284)	(e)	2,380
Unregulated retail energy			933	(24)	(e)	909			747	8	(e)	755
Energy-related businesses				512		512				423		423
Total Operating Revenues	2,409	1,450	1,793	1,824		7,476	2,226	1,354	3,448	1,874		8,902

Operating Expenses
Fuel	748		950	3	(e)	1,701	684		778	2	(e)	1,464
Energy purchases	184	431	(478)	(421)	(e)	(284)	146	436	1,285	(204)	(e)	1,663
Other operation and
maintenance	75	74	17	1,916		2,082	74	62	13	1,860		2,009
Depreciation	6			907		913	3			842		845
Taxes, other than income	1	74	34	174		283		70	27	164		261
Energy-related businesses			6	486		492			5	398		403
Total Operating Expenses	1,014	579	529	3,065		5,187	907	568	2,108	3,062		6,645
Income (Loss) from
Discontinued Operations			103	(103)	(f)				110	(110)	(f)
Total	$1,395	$871	$1,367	$(1,344)		$2,289	$1,319	$786	$1,450	$(1,298)		$2,257

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.

(f)
Represents the revenues associated with the hydroelectric generating facilities located in Montana that are classified as discontinued operations. These revenues are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the periods ended September 30 as well as the change between periods.  The factors that gave rise to the changes are described following the table.

	Three Months			Nine Months
	2014	2013	Change	2014	2013	Change

Kentucky Regulated
Kentucky Gross Margins
LG&E	$212	$210	$2	$633	$595	$38
KU	248	247	1	762	724	38
LKE	$460	$457	$3	$1,395	$1,319	$76

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$194	$201	$(7)	$631	$607	$24
Transmission	85	66	19	240	179	61
Total	$279	$267	$12	$871	$786	$85

Supply
Unregulated Gross Energy Margins
Eastern U.S.	$376	$516	$(140)	$1,211	$1,285	$(74)
Western U.S.	55	52	3	156	165	(9)
Total	$431	$568	$(137)	$1,367	$1,450	$(83)

Kentucky Gross Margins

Kentucky Gross Margins increased for the three months ended September 30, 2014 compared with 2013 primarily due to returns on additional environmental capital investments of $15 million ($8 million at LG&E and $7 million at KU) partially offset by lower volumes of $8 million ($4 million at LG&E and KU).  The change in volumes was primarily attributable to mild weather conditions.

Kentucky Gross Margins increased for the nine months ended September 30, 2014 compared with 2013 primarily due to returns on additional environmental capital investments of $42 million ($19 million at LG&E and $23 million at KU), higher volumes of $16 million ($5 million at LG&E and $11 million at KU), higher demand revenue of $7 million ($5 million at LG&E and $2 million at KU) and higher off-system sales at LG&E of $7 million.  The change in volumes, demand revenue and off-system sales were driven by unusually cold weather in the first quarter of 2014.

Pennsylvania Gross Delivery Margins

Distribution

Margins increased for the nine months ended September 30, 2014 compared with 2013 primarily due to a $14 million favorable effect of distribution improvement capital investments and a $6 million favorable effect of unusually cold weather in the first quarter of 2014.  See "Pennsylvania Activities - Storm Damage Expense Rider" in Note 6 to the Financial Statements for additional information.

Transmission

Margins increased for the three and nine months ended September 30, 2014 compared with 2013 primarily due to increased capital investments.

Unregulated Gross Energy Margins

Eastern U.S.

Eastern margins decreased for the three months ended September 30, 2014 compared with 2013 primarily due to lower baseload energy prices of $82 million, lower capacity prices of $67 million and net losses on certain commodity positions of $12 million, partially offset by favorable asset performance of $15 million.

Eastern margins decreased for the nine months ended September 30, 2014 compared with 2013 primarily due to lower baseload energy prices of $283 million, partially offset by favorable asset performance of $66 million, net gains on certain commodity positions of $48 million, higher capacity prices of $34 million and gas optimization of $19 million.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets.  Due to these market dynamics, PPL Energy Supply captured opportunities on unhedged generation, which were primarily offset by under-hedged full-requirement sales contracts and retail electric.  The net benefit, due to the aforementioned weather and related market dynamics, was $38 million for the nine months ended September 30, 2014 compared with 2013.

Western U.S.

Western margins increased for the three months ended September 30, 2014 compared with 2013 due to increased availability of coal and hydro units of $15 million, partially offset by lower energy prices of $13 million.

Western margins decreased for the nine months ended September 30, 2014 compared with 2013 primarily due to lower energy prices.

Statement of Income Analysis --

Utility Revenues

The increase (decrease) in utility revenues for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric (a)	$14	$128
LKE (b)	9	183
Total Domestic	23	311

U.K.:
Price (c)	35	154
Foreign currency exchange rates	57	142
Volume (d)	(12)	(68)
Line loss accrual adjustments (e)	21	(20)
Customer mix		(7)
Other	(3)	(4)
Total U.K.	98	197
Total	$121	$508
(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The three month period was impacted by a price increase effective April 1, 2014 and the nine month period was impacted by price increases effective April 1, 2014 and April 1, 2013.
(d)	The decrease for the three and nine month periods was primarily due to the adverse effect of weather.
(e)
The three and nine month periods were impacted by unfavorable accrual adjustments in 2013 based on Ofgem's consultation documents on the DPCR4 line loss incentives and penalties.  The nine month period was also impacted by unfavorable accrual adjustments in 2014 based on Ofgem's final decision on this matter in March 2014.  See Note 6 to the Financial Statements for additional information.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Unregulated wholesale energy (a)	$196	$(2,177)
Unregulated retail energy	19	154
Fuel	(42)	237
Energy purchases (b)	304	(1,947)

(a)
The nine month period ended September 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The nine month period ended September 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months
Domestic:
PPL Susquehanna (a)	$4	$23
PPL Energy Supply fossil and hydroelectric plants (b)	(14)	(20)
PPL Electric storm costs	7	21
PPL Electric payroll-related costs	(8)	(18)
LKE generation and gas maintenance	3	10
LKE storm expense		8
LKE bad debt expense	3	7
Bargaining unit one-time voluntary retirement benefits (Note 10)	(9)	20
Separation benefits related to spinoff of PPL Energy Supply (Note 8)	30	30
Other	10	(6)
U.K.:
Network maintenance (c)	(2)	14
Foreign currency exchange rates	9	23
Pension	(11)	(29)
Engineering management	8	(1)
WPD Midlands acquisition-related separation benefits	(3)	(5)
Other	(1)	(4)
Total	$26	$73

(a)	The increase for the nine month period was primarily due to project costs.
(b)
The decrease for the three and nine month period was primarily due to outage costs of $10 million and the elimination of $5 million and $16 million of rent expense associated with the Colstrip lease which was terminated in December 2013.

(c)	The increase for the nine month period was primarily due to vegetation management and fault repair due to increased 2014 storm activity.

Depreciation

Depreciation increased by $23 million and $68 million for the three and nine months ended September 30, 2014 compared with 2013, primarily due to additions to PP&E, net.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Pennsylvania gross receipts tax (a)	$1	$10
Foreign currency exchange rates	4	9
Other	1	3
Total	$6	$22

(a)	The increase for the nine month period was primarily due to higher retail electric revenues. This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins."

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Change in the fair value of economic foreign currency exchange contracts (Note 14)	$251	$32
Earnings on securities in NDT funds	7	9
Transaction costs related to spinoff of PPL Energy Supply (Note 8)	(2)	(18)
Other	5	(3)
Total	$261	$20

See Note 12 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Long-term debt interest expense (a)	$9	$9
Hedging activity and ineffectiveness	(6)	(9)
Net amortization of debt discounts, premiums and issuance costs		(4)
Capitalized interest and debt component of AFUDC (b)	2	11
Foreign currency exchange rates	10	23
Other	(1)	(2)
Total	$14	$28

(a)
The increase for both periods was primarily due to debt issuances at PPL Electric in June 2014, LKE in November 2013 and WPD (West Midlands) in October 2013, partially offset by repayment of debt at PPL Energy Supply in December and July 2013.  The nine month period also increased due to a debt issuance at PPL Electric in July 2013.

(b)	Primarily due to the Holtwood hydroelectric expansion project placed in service in November 2013.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Change in pre-tax income at current period tax rates	$107	$(3)
State valuation allowance adjustments (a)	(35)	11
Federal income tax credits	3	5
Federal and state tax reserve adjustments (b)		41
Federal and state tax return adjustments	6	6
U.S. income tax on foreign earnings net of foreign tax credit (c)	16	42
U.K. Finance Act adjustments (d)	93	93
State deferred tax rate change		3
Impact of lower U.K. income tax rates	(6)	(15)
Other		8
Total	$184	$191

(a)
As a result of the PPL Energy Supply spinoff announcement, PPL recorded $3 million and $49 million of deferred income tax expense during the three and nine months ended September 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the earnings of PPL Energy Supply.

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

(c)
For the three and nine months ended September 30, 2014, PPL recorded $19 million and $40 million increases to income tax expense primarily attributable to the expected taxable amount of cash repatriation in 2014.

During the three and nine months ended September 30, 2013, PPL recorded $10 million and $24 million increases to income tax expense primarily attributable to a revision in the expected taxable amount of cash repatriation in 2013.

During the nine months ended September 30, 2013, PPL recorded a tax benefit of $19 million associated with a ruling obtained from the IRS impacting the recalculation of 2010 U.K. earnings and profits that was reflected on amended 2010 U.S. tax returns.

(d)
The U.K.'s Finance Act of 2013, enacted in July 2013, reduced the U.K. statutory income tax rate from 23% to 21%, effective April 1, 2014 and from 21% to 20% effective April 1, 2015.  As a result, PPL reduced its net deferred tax liabilities and recognized a $93 million deferred tax benefit in the third quarter of 2013 related to both rate decreases.

See Note 5 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) primarily includes the results of operations of the Montana hydroelectric generating facilities for all periods presented.  See "Discontinued Operations - Montana Hydro Sale Agreement" in Note 8 to the Financial Statements for additional information.  Income (Loss) from Discontinued Operations (net of income taxes) decreased by $20 million for the nine months ended September 30, 2014 compared with the same period in 2013.  The decrease was primarily due to the Kerr Dam Project impairment of $10 million after-tax recorded in March 2014 and lower energy margins due to lower energy prices.  See Note 13 to the Financial Statements for additional information on the Kerr Dam Project impairment.

PPL Energy Supply:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income Attributable to PPL Energy Supply Member	$101	$124	$48	$172
Special items, gains (losses), after-tax	41	(6)	(144)	(49)

Excluding special items, earnings for the three month period in 2014 compared with 2013 decreased, primarily due to lower margins due to lower hedged energy prices and lower capacity prices, partially offset by favorable asset performance, lower operation and maintenance expense and lower financing costs.  Earnings for the nine month period decreased, primarily due to lower energy prices, partially offset by favorable asset performance, net benefits from unusually cold weather in the first quarter of 2014, higher capacity prices, gains on certain commodity positions and lower financing costs.

The table below quantifies the changes in the components of Net Income Attributable to PPL Energy Supply Member between these periods, which reflect amounts classified as Unregulated Gross Energy Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.  See PPL's "Results of Operations – Segment Earnings – Supply Segment" for details of the special items.

	Three Months	Nine Months

Unregulated Gross Energy Margins	$(137)	$(83)
Other operation and maintenance	6	3
Other Income (Expense) - net	11	7
Interest expense	6	28
Energy-related businesses	13	7
Other	2	(1)
Income taxes	30	11
Discontinued operations, after-tax	(1)	(1)
Special items, after-tax	47	(95)
Total	$(23)	$(124)

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

	2014 Three Months				2013 Three Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$813	$296	(c)	$1,109	$963	$(50)	(c)	$913
Unregulated wholesale energy
to affiliate	20			20	11			11
Unregulated retail energy	280	3	(c)	283	266	(1)	(c)	265
Energy-related businesses		189		189		143		143
Total Operating Revenues	1,113	488		1,601	1,240	92		1,332

Operating Expenses
Fuel	203	9	(c)	212	256	2	(c)	258
Energy purchases	495	213	(c)	708	428	(39)	(c)	389
Other operation and maintenance	4	228		232	5	227		232
Depreciation		74		74		75		75
Taxes, other than income	11	3		14	9	5		14
Energy-related businesses	2	170		172	5	133		138
Total Operating Expenses	715	697		1,412	703	403		1,106
Income (Loss) from
Discontinued Operations	33	(33)	(d)		31	(31)	(d)
Total	$431	$(242)		$189	$568	$(342)		$226

	2014 Nine Months				2013 Nine Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Revenues
Unregulated wholesale energy	$792	$(589)	(c)	$203	$2,664	$(284)	(c)	$2,380
Unregulated wholesale energy
to affiliate	68			68	37			37
Unregulated retail energy	933	(20)	(c)	913	747	11	(c)	758
Energy-related businesses		469		469		378		378
Total Operating Revenues	1,793	(140)		1,653	3,448	105		3,553

	2014 Nine Months				2013 Nine Months
	Unregulated				Unregulated
	Gross Energy			Operating	Gross Energy			Operating
	Margins	Other (a)		Income (b)	Margins	Other (a)		Income (b)
Operating Expenses
Fuel	950	3	(c)	953	778	2	(c)	780
Energy purchases	(478)	(415)	(c)	(893)	1,285	(197)	(c)	1,088
Other operation and maintenance	17	729		746	13	701		714
Depreciation		225		225		223		223
Taxes, other than income	34	11		45	27	13		40
Energy-related businesses	6	445		451	5	361		366
Total Operating Expenses	529	998		1,527	2,108	1,103		3,211
Income (Loss) from
Discontinued Operations	103	(103)	(d)		110	(110)	(d)
Total	$1,367	$(1,241)		$126	$1,450	$(1,108)		$342
(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)
Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility.  See "Commodity Price Risk (Non-trading) - Economic Activity" within Note 14 to the Financial Statements.

(d)
Represents the revenues associated with the hydroelectric generating facilities located in Montana that are classified as discontinued operations. These revenues are not reflected in "Operating Income" on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Unregulated wholesale energy (a)	$196	$(2,177)
Unregulated wholesale energy to affiliate	9	31
Unregulated retail energy	18	155
Fuel	(46)	173
Energy purchases (b)	319	(1,981)

(a)
The nine month period ended September 30, 2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.

(b)
The nine month period ended September 30, 2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

Energy-Related Businesses

Net contributions from energy-related businesses increased by $12 million and $6 million for the three and nine months ended September 30, 2014 compared with 2013.  During the three and nine months ended September 30, 2014, PPL Energy Supply recorded $14 million and $17 million increases to "Energy-related businesses" revenues on the 2014 Statement of Income related to prior periods and the timing of revenue recognition for a mechanical contracting and engineering subsidiary.  See Note 1 to the Financial Statements for additional information.  The increase for the nine month period was partially offset by losses of $9 million recognized in 2014 related to overruns in costs to complete a project.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months		Nine Months

PPL Susquehanna (a)		$4	$23
Fossil and hydroelectric plants (b)		(14)	(20)
PPL EnergyPlus		(2)	2
Bargaining unit one-time voluntary retirement benefits (Note 10)		(6)	17
Separation benefits related to spinoff of PPL Energy Supply (Note 8)		12	12
Other		6	(2)
Total	$		$32

(a)	The increase for the nine month period was primarily due to project costs.

(b)
The decrease for the three and nine month period was primarily due to outage costs of $10 million and the elimination of $5 million and $16 million of rent expense associated with the Colstrip lease which was terminated in December 2013.

Other Income (Expense) - net

Other income (expense) – net increased by $9 million and $6 million for the three and nine months ended September 30, 2014 compared with 2013, primarily due to higher earnings on securities in NDT funds.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Long-term debt interest expense (a)	$(12)	$(38)
Capitalized interest (b)	4	12
Other	2	(2)
Total	$(6)	$(28)

(a)	The decrease was primarily due to the repayment of debt in December and July 2013.
(b)	The increase was primarily due to the Holtwood hydroelectric expansion project placed in service in November 2013.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Change in pre-tax income at current period tax rates	$2	$(75)
State valuation allowance adjustments	(4)	(4)
Federal and state tax reserve adjustments	(1)	(6)
State deferred tax rate change		3
Other	6	7
Total	$3	$(75)

See Note 5 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) includes the results of operations of the Montana hydroelectric generating facilities for all periods presented.  See "Discontinued Operations - Montana Hydro Sale Agreement" in Note 8 to the Financial Statements for additional information.  Income (Loss) from Discontinued Operations (net of income taxes) decreased by $18 million for the nine months ended September 30, 2014 compared with the same period in 2013.  The decrease was primarily due to the Kerr Dam Project impairment of $10 million after-tax recorded in March 2014 and lower energy margins due to lower energy prices.  See Note 13 to the Financial Statements for additional information on the Kerr Dam Project impairment.

PPL Electric:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$57	$51	$194	$160
Special item, gains (losses), after-tax	2		(2)

Excluding a special item, earnings for the three month period in 2014 compared with 2013 were flat.  Earnings for the nine month period in 2014 compared with 2013 increased, primarily due to returns on additional transmission and distribution improvement capital investments and higher sales volumes driven by unusually cold weather in the first quarter of 2014, partially offset by higher interest expense.

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

	Three Months	Nine Months

Pennsylvania Gross Delivery Margins	$12	$85
Other operation and maintenance	4	4
Depreciation	(1)	(5)
Interest expense	(3)	(11)
Other	1	1
Income taxes	(9)	(38)
Special item, after-tax	2	(2)
Total	$6	$34

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

	2014 Three Months			2013 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$477		$477	$464		$464

Operating Expenses
Energy purchases	128		128	144		144
Energy purchases from affiliate	20		20	11		11
Other operation and maintenance	25	$108	133	19	$115	134
Depreciation		47	47		45	45
Taxes, other than income	25		25	23	2	25
Total Operating Expenses	198	155	353	197	162	359
Total	$279	$(155)	$124	$267	$(162)	$105

	2014 Nine Months			2013 Nine Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$1,518		$1,518	$1,391		$1,391

Operating Expenses
Energy purchases	431		431	436		436
Energy purchases from affiliate	68		68	37		37
Other operation and maintenance	74	$328	402	62	$329	391
Depreciation		137	137		132	132
Taxes, other than income	74	6	80	70	7	77
Total Operating Expenses	647	471	1,118	605	468	1,073
Total	$871	$(471)	$400	$786	$(468)	$318

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Operating revenues	$13	$127
Energy purchases	(16)	(5)
Energy purchases from affiliate	9	31

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Payroll-related costs	$(8)	$(18)
Vegetation management	(2)	3
Storm costs	7	21
Corporate service	2	5
Bargaining unit one-time voluntary retirement benefits (Note 10)	(3)	3
Other	3	(3)
Total	$(1)	$11

Interest Expense

Interest expense increased by $11 million for the nine months ended September 30, 2014 compared with 2013, primarily due to a debt issuance in June 2014 and July 2013.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Change in pre-tax income at current period tax rates	$7	$30
Federal and state tax reserve adjustments	2	5
Other	2	3
Total	$11	$38

See Note 5 to the Financial Statements for additional information.

LKE:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$91	$100	$271	$260

Earnings decreased for the three month period in 2014 compared with 2013 primarily due to lower sales volume due to mild weather, higher operation and maintenance expenses and higher financing costs, partially offset by returns on additional environmental capital investments.  Earnings increased for the nine month period in 2014 compared with 2013 primarily due to returns on additional environmental capital investments, higher sales volumes, higher demand revenue and higher off-system sales, partially offset by higher operation and maintenance expense driven by storm-related expenses and timing and scope of generation maintenance.  The changes in volumes, demand revenue and off-system sales were driven by unusually cold weather in the first quarter of 2014.

The table below quantifies the changes in components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

	Three Months	Nine Months

Margins	$3	$76
Other operation and maintenance	(8)	(26)
Depreciation	(4)	(10)
Interest expense	(5)	(14)
Other	1	(3)
Income taxes	4	(12)
Total	$(9)	$11

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

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$753		$753	$744		$744

Operating Expenses
Fuel	240		240	237		237
Energy purchases	24		24	23		23
Other operation and maintenance	27	$170	197	26	$162	188
Depreciation	2	87	89	1	83	84
Taxes, other than income		13	13		12	12
Total Operating Expenses	293	270	563	287	257	544
Total	$460	$(270)	$190	$457	$(257)	$200

	2014 Nine Months			2013 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,409		$2,409	$2,226		$2,226

Operating Expenses
Fuel	748		748	684		684
Energy purchases	184		184	146		146
Other operation and maintenance	75	$534	609	74	$508	582
Depreciation	6	256	262	3	246	249
Taxes, other than income	1	38	39		36	36
Total Operating Expenses	1,014	828	1,842	907	790	1,697
Total	$1,395	$(828)	$567	$1,319	$(790)	$529

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase during the periods ended September 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Operating revenues	$9	$183
Fuel	3	64
Energy purchases	1	38

Other Operation and Maintenance

The increase in other operation and maintenance expense for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Timing and scope of generation maintenance	$1	$8
Storm expenses		8
Bad debt expense	3	7
Gas maintenance	2	2
Other	3	2
Total	$9	$27

Depreciation

Depreciation increased by $5 million and $13 million for the three and nine months ended September 30, 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $5 million and $14 million for the three and nine months ended September 30, 2014 compared with 2013 primarily due to the issuance of $500 million of First Mortgage Bonds in November 2013.

Income Taxes

Income taxes decreased by $4 million for the three months ended September 30, 2014 compared with 2013 and increased by $12 million for the nine months ended September 30, 2014 compared with 2013 primarily due to the change in pre-tax income at current period tax rates.

LG&E:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$46	$49	$133	$122

Earnings decreased for the three month period in 2014 compared with 2013 primarily due to lower sales volumes due to mild weather, higher operation and maintenance expenses and higher financing costs partially offset by returns on additional environmental capital investments.  Earnings increased for the nine month period in 2014 compared with 2013 primarily due to returns on additional environmental capital investments, higher sales volume, higher demand revenue and higher off-system sales partially offset by higher operation and maintenance expense driven by storm-related expenses.  The changes in volumes, demand revenue and off-system sales were driven by unusually cold weather in the first quarter of 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

	Three Months	Nine Months

Margins	$2	$38
Other operation and maintenance	(2)	(5)
Depreciation	(1)	(5)
Interest expense	(3)	(7)
Other	1	(1)
Income taxes		(9)
Total	$(3)	$11

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

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$347		$347	$343		$343

Operating Expenses
Fuel	99		99	100		100
Energy purchases, including affiliate	23		23	20		20
Other operation and maintenance	12	$82	94	13	$80	93
Depreciation	1	38	39		37	37
Taxes, other than income		6	6		6	6
Total Operating Expenses	135	126	261	133	123	256
Total	$212	$(126)	$86	$210	$(123)	$87

	2014 Nine Months			2013 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,170		$1,170	$1,049		$1,049

Operating Expenses
Fuel	320		320	284		284
Energy purchases, including affiliate	178		178	135		135
Other operation and maintenance	37	$249	286	34	$244	278
Depreciation	2	114	116	1	109	110
Taxes, other than income		19	19		18	18
Total Operating Expenses	537	382	919	454	371	825
Total	$633	$(382)	$251	$595	$(371)	$224

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Retail and wholesale	$2	$93
Electric revenue from affiliate	2	28
Fuel	(1)	36
Energy purchases	2	38
Energy purchases from affiliate	1	5

Other Operation and Maintenance

Other operation and maintenance expense increased by $8 million for the nine months ended September 30, 2014 compared with 2013 primarily due to storm expenses of $4 million and bad debt expense of $2 million.

Depreciation

Depreciation increased by $2 million and $6 million for the three and nine months ended September 30, 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $3 million and $7 million for the three and nine months ended September 30, 2014 compared with 2013 primarily due to the issuance of $250 million of First Mortgage Bonds in November 2013.

Income Taxes

Income taxes increased by $9 million for the nine months ended September 30, 2014 compared with 2013 primarily due to the change in pre-tax income at current period tax rates.

KU:  Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net Income	$56	$63	$173	$171

Earnings decreased for the three month period in 2014 compared with 2013 primarily due to lower sales volume due to mild weather, higher operation and maintenance expense and higher financing costs partially offset by returns on additional environmental capital investments.  Earnings increased for the nine month period in 2014 compared with 2013 primarily due to returns on additional environmental capital investments, higher sales volumes, higher demand revenue and higher off-system sales partially offset by higher other operation and maintenance expense driven by the timing and scope of generation maintenance.  The changes in volumes, demand revenue and off-system sales were driven by unusually cold weather in the first quarter of 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

	Three Months	Nine Months

Margins	$1	$38
Other operation and maintenance	(5)	(18)
Depreciation	(3)	(5)
Interest expense	(2)	(7)
Other		(1)
Income taxes	2	(5)
Total	$(7)	$2

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

	2014 Three Months			2013 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$422		$422	$414		$414

Operating Expenses
Fuel	141		141	137		137
Energy purchases, including affiliate	17		17	16		16
Other operation and maintenance	14	$83	97	13	$78	91
Depreciation	2	48	50	1	45	46
Taxes, other than income		7	7		6	6
Total Operating Expenses	174	138	312	167	129	296
Total	$248	$(138)	$110	$247	$(129)	$118

	2014 Nine Months			2013 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,324		$1,324	$1,229		$1,229

Operating Expenses
Fuel	428		428	400		400
Energy purchases, including affiliate	91		91	63		63
Other operation and maintenance	38	$264	302	40	$246	286
Depreciation	4	141	145	2	136	138
Taxes, other than income	1	19	20		18	18
Total Operating Expenses	562	424	986	505	400	905
Total	$762	$(424)	$338	$724	$(400)	$324

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2014 compared with 2013 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Retail and wholesale	$7	$90
Electric revenue from affiliate	1	5
Fuel	4	28
Energy purchases	(1)
Energy purchases from affiliate	2	28

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the periods ended September 30, 2014 compared with 2013 was due to:

	Three Months	Nine Months

Timing and scope of generation maintenance	$2	$10
Storm expenses		4
Bad debt	2	4
Other	2	(2)
Total	$6	$16

Depreciation

Depreciation increased by $4 million and $7 million for the three and nine months ended September 30, 2014 compared with 2013 primarily due to additions to PP&E, net.

Interest Expense

Interest expense increased by $2 million and $7 million for the three and nine months ended September 30, 2014 compared with 2013 primarily due to the issuance of $250 million of First Mortgage Bonds in November 2013.

Income Taxes

Income taxes decreased by $2 million for the three months ended September 30, 2014 compared with 2013 and increased by $5 million for the nine months ended September 30, 2014 compared with 2013 primarily due to the change in pre-tax income at current period tax rates.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:
		PPL Energy
	PPL (a)	Supply	PPL Electric	LKE	LG&E	KU
September 30, 2014
Cash and cash equivalents	$1,188	$194	$111	$47	$25	$22
Short-term debt	1,099	590		348	143	130
Notes payable with affiliates				22

December 31, 2013
Cash and cash equivalents	$1,102	$239	$25	$35	$8	$21
Notes receivable from affiliates			150	70
Short-term debt	701		20	245	20	150

(a)
At September 30, 2014, $409 million of cash and cash equivalents were denominated in GBP.  If these amounts would be remitted as dividends, PPL may be subject to additional U.S. taxes, net of allowable foreign income tax credits.  Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings.  See Note 5 to the Financial Statements in PPL's 2013 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU
2014
Operating activities	$2,628	$465	$412	$851	$327	$486
Investing activities	(2,974)	(344)	(562)	(773)	(422)	(418)
Financing activities	419	(166)	236	(66)	112	(67)

2013
Operating activities	$2,223	$583	$327	$723	$362	$419
Investing activities	(2,788)	(351)	(697)	(889)	(376)	(510)
Financing activities	966	(94)	455	144	4	79

Change - Cash Provided (Used)
Operating activities	$405	$(118)	$85	$128	$(35)	$67
Investing activities	(186)	7	135	116	(46)	92
Financing activities	(547)	(72)	(219)	(210)	108	(146)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2014 compared with 2013 were as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Net income	$(187)	$(125)	$34	$11	$11	$2
Non-cash components	30	(108)	(52)	149	(3)	64
Working capital	364	(34)	36	(32)	(13)	(11)
Defined benefit plan funding	183	75	68	116	33	58
Other operating activities	15	74	(1)	(116)	(63)	(46)
Total	$405	$(118)	$85	$128	$(35)	$67

(PPL)

The increase in cash from changes in components of working capital was partially due to an increase in taxes payable (primarily due to increased taxable income in 2014), and a decrease in uncertain tax positions in 2013 (primarily due to the

Windfall Profits Tax ruling in 2013 - see Note 5 to the Financial Statements), and a reduction in collateral returned to counterparties.

(PPL Energy Supply)

The decrease in non-cash components of net income primarily consisted of an increase in deferred income tax benefits partially offset by an increase in unrealized hedging losses.

(PPL Electric)

The decrease in non-cash components of net income primarily consisted of a decrease in deferred income tax expense.

(LKE)

LKE's non-cash components of net income included a $152 million increase in deferred income taxes primarily due to utilization of net operating losses.  The decrease in cash from changes in components of working capital was driven primarily by a decrease in taxes payable due to timing of tax payments and by the change in accounts payable due to timing of fuel purchase commitments and payments, partially offset by the change in accounts receivable and unbilled revenues due to weather and higher rates.

(LG&E)

LG&E's decrease in cash from changes in components of working capital was driven primarily by a decrease in taxes payable due to timing of tax payments and by the change in accounts payable due to timing of fuel purchase commitments and payments and intercompany tax settlements with LKE, partially offset by the change in accounts receivable and unbilled revenues due to weather and higher rates.

(KU)

KU's non-cash components of net income included a $56 million increase in deferred income taxes primarily due to utilization of net operating losses.  KU's decrease in cash from changes in components of working capital was driven primarily by a decrease in taxes payable due to timing of tax payments, partially offset by the change in accounts receivable and unbilled revenues due to weather and higher rates.

Investing Activities

Expenditures for Property, Plant and Equipment

The primary use of cash within investing activities is expenditures for PP&E.  The change in these expenditures for the nine months ended September 30, 2014 compared with 2013 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

(Increase) Decrease	$(110)	$65	$(12)	$48	$(46)	$94

The increase in expenditures for PP&E for PPL was primarily due to increases of $190 million at WPD (primarily due to projects to enhance system reliability and the effect of foreign currency exchange rates) and the changes in project expenditures at PPL Energy Supply, LG&E and KU.  The decrease in expenditures at PPL Energy Supply was partially due to expenditures made in 2013 for the Holtwood hydroelectric expansion project.  The increase in expenditures for LG&E was primarily due to environmental air projects at LG&E's Mill Creek plant and GLT projects, partially offset by lower expenditures for the construction of Cane Run Unit 7.  The decrease in expenditures for KU was related to lower expenditures for the construction of Cane Run Unit 7 and environmental CCR projects at KU's Ghent and E.W. Brown plants, partially offset by higher expenditures for environmental air projects at KU's Ghent and E.W. Brown plants.

Other Significant Changes in Components of Investing Activities

For PPL and PPL Energy Supply, the change in investing activities for the nine months ended September 30, 2014 compared with 2013 reflects increases of $200 million and $208 million in restricted cash and cash equivalents.  These changes were primarily related to increased cash margin requirements in 2014 of $199 million to support PPL Energy Supply's commodity hedging program primarily due to higher forward prices.  PPL Energy Supply initially borrowed under its short-term credit facilities to help fund these increased margin requirements.

PPL and PPL Energy Supply also had investing inflows of $164 million for the nine months ended September 30, 2014 from U.S. Department of Treasury grants for the Rainbow and Holtwood hydroelectric expansion projects.  See Note 8 to the Financial Statements for additional information.

PPL Electric received $150 million during the nine months ended September 30, 2014 on notes receivable from affiliates.

Financing Activities

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2014 compared with 2013 was as follows.

		PPL Energy
	PPL	Supply	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Long-term debt issuances/retirements, net	$(802)	$1	$(62)
Stock issuances/redemptions, net	(298)
Dividends	(73)		(27)		$(16)	$(29)
Capital contributions/distributions, net		(1,020)	(110)	$(218)	19	(26)
Change in short-term debt, net	546	946	(20)	16	106	(90)
Other financing activities	80	1		(8)	(1)	(1)
Total	$(547)	$(72)	$(219)	$(210)	$108	$(146)

For the nine months ended September 30, 2014, PPL required $547 million less cash from financing activities primarily due to improvements in cash from operations of $405 million which were able to support the significant capital expenditure programs of its subsidiaries.

For the nine months ended September 30, 2014, PPL Electric required $219 million less cash from financing activities primarily due to the receipt of $150 million on notes receivable from affiliates (as described in "Investing Activities" above) and improvements in cash from operations of $85 million.

Under the terms of the definitive agreements related to the spinoff transaction, PPL Energy Supply will not receive additional equity contributions from its member for the remainder of 2014 and is expected to make a distribution to its member, and ultimately to PPL primarily to distribute the proceeds from the sale of the Montana hydroelectric business, currently estimated at $880 million, expected to occur in the fourth quarter of 2014, and for an amount not to exceed $191 million during the first quarter of 2015.

See Note 7 to the Financial Statements in this Form 10-Q for information on 2014 short and long-term debt activity, equity transactions and PPL dividends.  See the Registrants' 2013 Form 10-K for information on 2013 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs.  Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets.  At September 30, 2014, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows.

External (All Registrants)

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity

PPL Capital Funding Credit Facilities	$750			$750
PPL Energy Supply Credit Facilities	3,150	$590	$195	2,365
PPL Electric Credit Facility	300		1	299

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity
LKE Credit Facility	75	75
LG&E Credit Facility	500		143	357
KU Credit Facilities	598		328	270
Total LKE	1,173	75	471	627
Total U.S. Credit Facilities (a)	$5,373	$665	$667	$4,041

Total U.K. Credit Facilities (b)	£1,055	£97		£958

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity:  PPL - 10%, PPL Energy Supply - 10%, PPL Electric - 7%, LKE - 11%, LG&E - 7% and KU - 21%.

(b)
The amount borrowed at September 30, 2014 was a USD-denominated borrowing of $161 million.  At September 30, 2014, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.6 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

As a result of the proposed spinoff transaction, PPL Energy Supply has syndicated a $1.85 billion credit facility which is currently fully committed.  This syndicated credit facility will replace the existing $3 billion PPL Energy Supply syndicated credit facility and will be effective upon closing of the spinoff transaction.  See "Overview – Business Strategy" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" above for additional information.

During the second quarter of 2014, PPL Energy Supply's corporate credit rating was lowered to below investment grade.  At September 30, 2014, the additional collateral posted as a result of the downgrade was $169 million.  PPL Energy Supply primarily issued letters of credit under its credit facilities noted above to post the required collateral.  PPL Energy Supply continues to have adequate access to the capital markets and adequate capacity under its credit facilities and does not expect a material change in its financing costs as a result of the downgrade.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed		Unused
	Capacity	Borrowed	Capacity

LKE Credit Facility	$225	$22	$203
LG&E Money Pool (a)	500		500
KU Money Pool (a)	500		500

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

Outstanding commercial paper issuances are reflected in "Short-term debt" on the Balance Sheets.  At September 30, 2014, the available capacity and the use of that capacity was as follows:

		Commercial
		Paper	Unused
	Capacity	Issuances	Capacity

PPL Electric	$300		$300
LG&E	350	$143	207
KU	350	130	220
Total LKE	700	273	427
Total PPL	$1,000	$273	$727

In August 2014, PPL Energy Supply terminated its commercial paper program.

Long-term Debt and Equity Securities (PPL, PPL Energy Supply and PPL Electric)

The long-term debt and equity securities activity for the nine months ended September 30, 2014 was:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances

PPL	$296	$545	$1,037
PPL Energy Supply		308
PPL Electric	296	10

Non-cash Transactions:
PPL (b)	$750	$750

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)	Represents the remarketing of Junior Subordinated Notes that were issued as a component of PPL's 2011 Equity Units.

In October 2014, PPL implemented a legal entity restructuring within the U.K. regulated segment in order to rationalize the U.K. structure to enhance future financing of U.K. operations, improve internal cash management and simplify the U.K. companies' regulatory reporting.  In October 2014, in connection with the restructuring, Western Power Distribution Ltd (WPD Ltd), the new holding company of the four DNOs, became the co-obligor of the debt securities of PPL WEM ($460 million 3.9% Senior Notes due 2016 and $500 million 5.375% Senior Notes due 2021) and PPL WW ($100 million 7.25% Senior Notes due 2017 and $202 million 7.375% Senior Notes due 2028), whereby WPD Ltd will service the debt securities post-restructuring.  Also, in October 2014, PPL WW transferred its £210 million syndicated credit facility to WPD Ltd.

The restructuring is not expected to have a material impact on PPL's results of operations.

Common Stock Dividends (PPL)

In August 2014, PPL declared its quarterly common stock dividend, payable October 1, 2014, at 37.25 cents per share (equivalent to $1.49 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

In August 2014, Fitch affirmed its ratings and revised its outlook to negative for WPD (South Wales).  Fitch also affirmed its ratings with a stable outlook for PPL WW and WPD (South West).

In October 2014, Fitch affirmed and withdrew its long-term and short-term issuer default ratings for PPL Capital Funding.

In October 2014, Moody's and S&P affirmed their ratings and outlooks for WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West).  In addition, Moody's and S&P have assigned Baa3, P-3, Stable and BBB, A-2, CreditWatch Positive long and short-term issuer ratings to Western Power Distribution Ltd, the new holding company for the four DNOs, following a legal entity restructuring implemented in October 2014.  See "Long-term Debt and Equity Securities" above for additional information on the restructuring.  The issuer ratings of PPL WW and PPL WEM have also been withdrawn.
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

In September 2014, Moody's affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

In October 2014, S&P affirmed its ratings for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds.

Ratings Triggers

(All Registrants except PPL Electric)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, PPL Energy Supply's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, PPL Energy Supply, LKE and LG&E for derivative contracts in a net liability position at September 30, 2014.

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

(PPL and PPL Electric)

PPL Electric is exposed to market price and volumetric risks from its obligation as a PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement energy supply contracts for the majority of its PLR obligations.  These supply contracts transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

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

	Gains (Losses)
	Three Months		Nine Months
	2014	2013	2014	2013

Fair value of contracts outstanding at the beginning of the period	$(178)	$285	$107	$473
Contracts realized or otherwise settled during the period	(64)	(95)	421	(332)
Fair value of new contracts entered into during the period (a)	(17)	2	(14)	48
Other changes in fair value	140	25	(633)	28
Fair value of contracts outstanding at the end of the period	$(119)	$217	$(119)	$217

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at September 30, 2014, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$(126)	$1	$9		$(116)
Prices based on significant unobservable inputs (Level 3)	(11)	7	1		(3)
Fair value of contracts outstanding at the end of the period	$(137)	$8	$10		$(119)

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

	Gains (Losses)
	Three Months		Nine Months
	2014	2013	2014	2013

Fair value of contracts outstanding at the beginning of the period	$72	$18	$11	$29
Contracts realized or otherwise settled during the period	(54)	(3)	(57)	(5)
Fair value of new contracts entered into during the period (a)	24	12	6	(4)
Other changes in fair value	(19)	1	63	8
Fair value of contracts outstanding at the end of the period	$23	$28	$23	$28

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at September 30, 2014, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices quoted in active markets for identical instruments (Level 1)	$2				$2
Prices based on significant observable inputs (Level 2)	(3)	$(2)	$3		(2)
Prices based on significant unobservable inputs (Level 3)	1	5	7	$10	23
Fair value of contracts outstanding at the end of the period	$	$3	$10	$10	$23

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the nine months ended September 30, 2014 was as follows.

		Non-Trading
	Trading VaR	VaR
95% Confidence Level, Five-Day Holding Period
Period End	$5	$10
Average for the Period	8	10
High	10	15
Low	5	5

The trading portfolio includes all proprietary trading positions, regardless of the delivery period.  All positions not considered proprietary trading are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at September 30, 2014.

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

The following interest rate hedges were outstanding at September 30, 2014.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$1,200	$(16)	$(51)	2045
Cross-currency swaps (d)	1,262	(49)	(176)	2028
Economic hedges
Interest rate swaps (e)	179	(43)	(3)	2033
LKE
Cash flow hedges
Interest rate swaps (c)	650	2	(34)	2045
Economic hedges
Interest rate swaps (e)	179	(43)	(3)	2033
LG&E
Cash flow hedges
Interest rate swaps (c)	325	1	(17)	2045
Economic hedges
Interest rate swaps (e)	179	(43)	(3)	2033
KU
Cash flow hedges
Interest rate swaps (c)	325	1	(17)	2045

(a)	Includes accrued interest, if applicable.
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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios.  The estimated impact of a 10% adverse movement in interest rates at September 30, 2014 is shown below.

		PPL Energy	PPL
	PPL	Supply	Electric	LKE	LG&E	KU

Increase in interest	Not	Not	Not	Not	Not	Not
expense	Significant	Significant	Significant	Significant	Significant	Significant
Increase in fair value
of debt	$745	$46	$134	$140	$44	$83

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

The following foreign currency hedges were outstanding at September 30, 2014.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£306	$(1)	$(49)	2016
Economic hedges (c)	1,600	26	(245)	2016

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
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

NDT Funds - Securities Price Risk (PPL and PPL Energy Supply)

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna).  At September 30, 2014, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At September 30, 2014, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $70 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Credit Risk" in the Registrants' 2013 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar.  Changes in this exchange rate resulted in a foreign currency translation gain of $75 million for the nine months ended September 30, 2014, which primarily reflected a $193 million increase to PP&E and goodwill offset by an increase of $118 million to net liabilities.  Changes in this exchange rate resulted in a foreign currency translation loss of $159 million for the nine months ended September 30, 2013, which primarily reflected a $454 million reduction to PP&E and goodwill offset by a reduction of $295 million to net liabilities.  The impact of foreign currency translation is recorded in AOCI.

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

(PPL and PPL Energy Supply)

See Note 8 to the Financial Statements for information on the anticipated spinoff of PPL Energy Supply and the Montana hydro sale agreement.

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

The EPA's revised proposal to regulate new sources under Section 111(b) of the Clean Air Act was published in the Federal Register on January 8, 2014.  The proposed limits for coal plants can only be achieved through carbon capture and sequestration, a technology that is not presently commercially viable and, therefore, effectively preclude the construction of new coal plants.  The proposed standards for new gas plants may also not be continuously achievable.

The EPA's proposed regulation addressing GHG emissions from existing power plants under Section 111(d) of the Clean Air Act was published in the Federal Register on June 18, 2014.  The proposal contains very stringent, state-specific rate-based reduction goals to be achieved in two phases (2020-2029 and 2030 and beyond).  The EPA believes it has offered some flexibility to the states as to how state plans can be crafted, including the option to demonstrate compliance on a mass basis or through a multi-state collaboration, however, the EPA's proposed broad definition of the "best system of emission reduction" (BSER) substantially limits this flexibility.  On October 30, 2014, the EPA issued a Notice of Data Availability seeking comments on several issues including providing additional flexibility in meeting compliance deadlines, addressing disparities in state-specific targets, and incorporating a regionalized approach to demonstrating compliance.  The Registrants are analyzing the proposal and potential impacts.  The regulation of GHG emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

The Administration's increase in its estimate of the "social cost of carbon" (which is used to calculate benefits associated with proposed regulations) from $23.80 to $38 per metric ton in 2015 may lead to more costly regulatory requirements.

Additionally, the Climate Action Plan requirements related to preparing the U.S. for the impacts of climate change could affect the Registrants and others in the industry as modifications to electricity delivery systems to improve the ability to withstand major storms may be needed in order to meet those requirements.

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

Clean Water Act/316(b)
The EPA's final 316(b) rule for existing facilities, became effective on October 14, 2014, and regulates cooling water intake structures and their impact on aquatic organisms.  The rule allows states considerable authority to interpret the rule.  The rule requires all existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment).  Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur costs.  Once-through systems would likely require additional technology to comply with rule.  PPL, PPL Energy Supply, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

MATS
In February 2012, the EPA finalized MATS requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015.  The rule, which was challenged by industry groups and states, was upheld by the D.C. Circuit Court in April 2014.  On July 14, 2014, a coalition of 23 states filed a petition seeking Supreme Court review of this decision.  The rule provides for a three-year compliance deadline with the potential for a one-year extension as provided under the statute.  The EPA has subsequently proposed changes to the rule with respect to new sources to address the concern that the rule effectively precludes construction of any new coal-fired plants.  PPL, PPL Energy Supply, LKE, LG&E and KU are generally well-positioned to comply with MATS, primarily due to recent investments in environmental controls at PPL Energy Supply and approved ECR plans to install additional controls at some of LG&E's and KU's Kentucky plants.  With respect to PPL Energy Supply's Pennsylvania plants, PPL Energy Supply believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants, the capital cost of which is not expected to be significant. PPL Energy Supply continues to analyze the potential impact of MATS on operating costs.  In September 2012, PPL Energy Supply announced its intention to place its Corette plant in long-term reserve status beginning in April 2015 due to expected market conditions and costs to comply with MATS.  The Corette plant asset group was determined to be impaired in December 2013.  See "Application of Critical Accounting Policies - Asset Impairment (Excluding Investments)" in PPL's and PPL Energy Supply's 2013 Form 10-K for additional information.  LG&E, KU and PPL Energy Supply have received compliance extensions for certain plants and PPL Energy Supply has a pending request, which was submitted on September 15, 2014, for its Colstrip plant.

LG&E's and KU's anticipated retirements of generating units at the Cane Run and Green River plants are in response to MATS and other environmental regulations.

CSAPR and CAIR
In 2011, the EPA finalized its CSAPR regulating emissions of nitrogen oxide and sulfur dioxide through new allowance trading programs which were to be implemented in two phases (2012 and 2014).  Like its predecessor, the CAIR, the CSAPR targeted sources in the eastern U.S.  In December 2011, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) stayed implementation of the CSAPR, leaving the CAIR in place.  Subsequently, in August 2012, the D.C. Circuit Court vacated and remanded the CSAPR back to the EPA for further rulemaking, again leaving the CAIR in place in the interim.  In April 2014, the U.S. Supreme Court reversed and remanded the D.C. Circuit Court's August 2012 decision and on October 23, 2014, the D.C. Circuit Court lifted the stay of CSAPR, granting EPA's request.

PPL, PPL Energy Supply, LKE, LG&E and KU are preparing for Phase 1 annual trading programs for nitrogen oxide and sulfur dioxide to commence on January 1, 2015. Phase 1 ozone season trading will begin on May 1, 2015. Phase 2 reductions impacting the annual and ozone season trading programs would take effect in 2017 and continue into the future. Based on analyses conducted in 2011 to prepare for CSAPR compliance, PPL, PPL Energy Supply, LKE, LG&E and KU do not anticipate significant compliance costs, however these analyses will be reviewed under current market and operating conditions to make further assessments on compliance impacts.

Regional Haze
Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.  For the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could be utilized by state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides.  Although the D.C. Circuit Court recently lifted the CSAPR stay in response to a U.S. Supreme Court action in April 2014, decisions by the EPA and the courts will determine whether power plants located in the eastern U.S., including PPL's plants in Pennsylvania and Kentucky, will be subject to additional reductions in sulfur dioxide and nitrogen oxides as required by BART.

The EPA signed its final Federal Implementation Plan (FIP) of the Regional Haze Rules for Montana in September 2012, with tighter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and tighter emission limits for the Corette plant (which are not based on additional controls).  The cost of the potential additional controls for Colstrip Units 1 & 2, if required, could be significant.  PPL Energy Supply expects to meet the tighter permit limits at Corette without any significant changes to operations, although other requirements have led to the planned suspension of operations at Corette beginning in April 2015 (see "MATS" discussion above).  Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit and litigation is ongoing.

National Ambient Air Quality Standards
In 2008, the EPA revised the National Ambient Air Quality Standard for ozone.  As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies.  The PADEP has issued a draft rule requiring reasonable reductions; however, the proposal is being questioned as too lenient by the EPA, other OTR states and environmental groups.  The PADEP may impose more stringent emission limits than those set forth in the proposed rule which could have a significant impact on PPL Energy Supply's Pennsylvania coal plants.  The EPA is expected to further tighten the ozone standard in the near term, which may require further nitrogen oxide reductions, particularly within the OTR.

During 2010 and 2012, the EPA issued new ambient air standards for sulfur dioxide and particulates, respectively.  In 2013, the EPA preliminarily designated Jefferson County, Kentucky, as a partial non-attainment area for sulfur dioxide.  Final designations of non-attainment areas may occur in 2014.  Existing environmental plans for LG&E's and KU's Kentucky plants, including announced retirements of certain plants and ECR-approved new or upgraded scrubbers or baghouses at other plants, may aid in achievement of eventual ambient air requirements.  EPA also designated part of Yellowstone County, Montana as a non-attainment area.  Depending upon the specifics of final non-attainment designations and consequent compliance plans, additional controls may be required, the financial impact of which could be significant.  States are working on designations for other areas according to the timeline outlined in the EPA's proposed Data Requirements Rule issued in April 2014.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2014, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

The proposed spinoff of the business of PPL Energy Supply and the subsequent combination with RJS Power to form Talen Energy are complex transactions, subject to various conditions, and may be affected by unanticipated developments or changes in market conditions. On November 5, 2014, Talen Energy filed a registration statement with the SEC containing detailed information regarding Talen Energy. Completion of the proposed spinoff of PPL Energy Supply and subsequent combination with RJS Power will be contingent upon a number of factors, including that (i) PPL receives a favorable opinion of tax counsel as described below; (ii) the SEC declares effective Talen Energy's registration statement relating to the registration of Talen Energy common stock and no SEC stop order suspending effectiveness of the registration statement be in effect prior to the PPL Energy Supply spinoff; (iii) the Talen Energy common stock be authorized for listing on the New York Stock Exchange; (iv) certain regulatory approvals, including approval by the NRC and the FERC, a Hart-Scott-Rodino review and certain approvals by the PUC be obtained and (v) there be available, subject to certain conditions, at least $1 billion of undrawn capacity after excluding any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions then outstanding, under a Talen Energy (or its subsidiaries) revolving credit or similar facility.  The spinoff and subsequent combination with RJS Power may be terminated by mutual written consent of the parties or subject to certain other circumstances, including the failure to complete these transactions by June 30, 2015 or, if the required regulatory approvals have not been obtained at such time but the other conditions to the consummation of these transactions have been or are capable of being satisfied, December 31, 2015.  For these and other reasons, the spinoff and the subsequent combination may not be completed on the terms or within the expected timeframe that we announced, if at all.  Further, if the spinoff and the subsequent combination are completed, such transactions may not achieve the intended results.

If the proposed spinoff of the business of PPL Energy Supply does not qualify as a tax-free spinoff under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended (the "Code"), including as a result of subsequent acquisitions of stock of PPL or Talen Energy, then PPL and/or its shareowners may be required to pay substantial U.S. federal income taxes.

The proposed spinoff of the business of PPL Energy Supply and the subsequent combination with RJS Power are conditioned upon PPL's receipt of an opinion of tax counsel to the effect that, among other matters, the spinoff will qualify as tax-free under Sections 355 and 368 of the Code to PPL and its shareowners for U.S. federal income tax purposes. Receipt of the opinion of tax counsel will satisfy a condition to completion of the spinoff and subsequent combination. An opinion of tax counsel is not binding on the IRS. Accordingly, the IRS may reach conclusions with respect to the spinoff that are different from the conclusions reached in the opinion. PPL is not aware of any facts or circumstances that would cause the factual statements or representations on which the opinion will be based to be materially different from the facts at the time of the spinoff. If, notwithstanding the receipt of the opinion of tax counsel, the IRS were to determine the spinoff to be taxable, PPL would, and its shareowners may, depending on their individual circumstances, recognize a tax liability that could be substantial.

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
In connection with the spinoff of PPL Energy Supply, and following any required transition services period, PPL is targeting to reduce its annual corporate support costs by an estimated $185 million. This includes $110 million of corporate support costs to be transferred to Talen Energy and $75 million of corporate support costs to be eliminated as a result of workforce reductions and other corporate cost savings.  If for any reason PPL cannot realize all or a significant portion of the $75 million corporate cost savings it could have an adverse effect on PPL's results of operations, including PPL's ability to maintain or increase its dividend to shareowners.

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

*4(a)	-	Second Supplemental Indenture, dated as of October 30, 2014, between PPL WEM Holdings plc, The Bank of New York Mellon, as Trustee, and Western Power Distribution Limited
*4(b)	-
Third Supplemental Indenture, dated as of October 31, 2014, among PPL WW Holdings Limited (formerly known as Western Power Distribution Holdings Limited), Western Power Distribution Limited and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee under the Indenture

*4(c)	-	Transfer Deed, dated as of October 31, 2014, between PPL WW Holdings Limited, Western Power Distribution Limited and Mizuho Bank, Ltd., as Facility Agent
*10(a)	-
$65,000,000 Revolving Credit Agreement, dated as of August 20, 2014, among PPL Capital Funding, Inc., as the Borrower, PPL Corporation, as the Guarantor, the Lenders from time to time party thereto and Canadian Imperial Bank of Commerce, New York Branch, as Administrative Agent and Issuing Lender

*10(b)	-
Notice of Automatic Extension, dated as of September 29, 2014, pursuant to Section 4.03 of the $300,000,000 Amended and Restated Credit Agreement dated as of July 28, 2014 among PPL Electric Utilities Corporation, the lending institutions party thereto from time to time and Wells Fargo Bank, National Association, as Administrative Agent

10(c)	-
$198,309,583.05 Letter of Credit Agreement dated as of October 1, 2014 among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party hereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (Exhibit 10.1 to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated October 2, 2014)

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2014, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2014, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

Date: November 7, 2014	/s/ Stephen K. Breininger
Stephen K. Breininger
Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: November 7, 2014	/s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr.
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: November 7, 2014	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)