Form 10-Q
period 2015-03-31
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP
filed 2015-05-07
CIK 922224, 55387, 60549, 1518339, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 668,107,248 shares outstanding at April 30, 2015.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 30, 2015.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2015.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 30, 2015.

This document is available free of charge at the Investor Center on PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION

PPL ELECTRIC UTILITIES CORPORATION

LG&E and KU Energy LLC

Louisville Gas and Electric Company

Kentucky Utilities Company

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

Table of Contents

This combined Form 10-Q is separately filed by the following Registrants in their individual capacity: PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant, except that information under "Forward-Looking Information" relating to subsidiaries of PPL Corporation is also attributed to PPL Corporation and information relating to the subsidiaries of LG&E and KU Energy LLC is also attributed to LG&E and KU Energy LLC. Beginning in the first quarter of 2015, PPL Energy Supply, LLC is filing a separate Form 10-Q.

Unless otherwise specified, references in this Report, individually, to PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company are references to such entities directly or to one or more of their subsidiaries, as the case may be, the financial results of which subsidiaries are consolidated into such Registrants in accordance with GAAP. This presentation has been applied where identification of particular subsidiaries is not material to the matter being disclosed, and to conform narrative disclosures to the presentation of financial information on a consolidated basis.

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

PPL EU Services - PPL EU Services Corporation, a subsidiary of PPL that, beginning in 2015, provides support services and corporate functions such as financial, supply chain, human resources and information technology services primarily to PPL Electric and its affiliates.

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

PPL WPD Ltd - an indirect U.K. subsidiary of PPL Global. PPL WPD Ltd holds a liability for a closed defined benefit pension plan and a receivable with WPD Ltd.

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

i

Subsidiary Registrant(s) - Registrants that are direct or indirect wholly owned subsidiaries of PPL: PPL Energy Supply, PPL Electric, LKE, LG&E and KU.

WPD - refers to WPD Ltd and its subsidiaries together with a sister company PPL WPD Ltd.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD Ltd - Western Power Distribution Limited, an indirect U.K. subsidiary of PPL Global. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

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

Other terms and abbreviations

£ - British pound sterling.

2014 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2014 Form 10-K.

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

CCR(s) - Coal Combustion Residual(s). CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

ii

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

DNO - Distribution Network Operator in the U.K.

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

EEI - Edison Electric Institute, the association that represents U.S. investor-owned electric companies.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Unit(s) - a PPL equity unit, issued in April 2011, consisting of a Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019.

ERCOT - the Electric Reliability Council of Texas, operator of the electricity transmission network and electricity energy market in most of Texas.

E.W. Brown - a generating station in Kentucky with capacity of 1,594 MW.

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

iii

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker. The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements. Rate recovery became effective on January 1, 2013.

Holdco - Talen Energy Holdings, Inc., a Delaware Corporation, which was formed for the purposes of the spinoff transaction.

If-Converted Method - A method applied to calculate diluted EPS for a company with outstanding convertible debt. The method is applied as follows: Interest charges (after tax) applicable to the convertible debt are added back to net income and the convertible debt is assumed to have been converted to equity at the beginning of the period, and the resulting common shares are treated as outstanding shares. Both adjustments are made only for purposes of calculating diluted EPS. This method was applied to PPL's Equity Units prior to settlement.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

Ironwood Facility - a natural gas combined-cycle unit in Lebanon, Pennsylvania with a summer rating of 660 MW.

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

iv

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

RAV - regulatory asset value. This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base. RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital. RAV is indexed to Retail Price Index (RPI) in order to allow for the effects of inflation. Since the beginning of DPCR5 in April 2010, RAV additions have been based on a percentage of annual total expenditures, which will continue from April 2015 under RIIO-ED1. RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses that are generally included in rate base).

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

RIIO-ED1 - RIIO represents "Revenues = Incentive + Innovation + Outputs." RIIO-ED1 refers to the initial eight-year rate review period applicable to WPD which commenced April 1, 2015.

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and ultimate parent company of the entities that own the competitive power generation business to be contributed to Talen Energy other than the competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RJS Power - RJS Generation Holdings LLC, a Delaware limited liability company controlled by Riverstone, that owns the competitive power generation business to be contributed by its owners to Talen Energy other than the competitive power generation business to be contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RMC - Risk Management Committee.

v

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

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the publicly traded company and future owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone.

Tolling agreement - agreement whereby the owner of an electricity generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

Total shareowner return - the change in market value of a share of the Company's common stock plus the value of all dividends paid on a share of the common stock during the applicable performance period, divided by the price of the common stock as of the beginning of the performance period. The price used for purposes of this calculation is the average share price for the 20 trading days at the beginning and end of the applicable period.

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

vi

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2014 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the duration of and cost, including lost revenue, associated with scheduled and unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	expansion of alternative sources of electricity generation;
•	laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;
•	collective labor bargaining negotiations;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	the effectiveness of our risk management techniques, including hedging;
•	the effect on our operations and ability to comply with new statutory and regulatory requirements related to derivative financial instruments;
•	our ability to attract and retain qualified employees;
•	volatility in market demand and prices for energy, capacity, transmission services, emission allowances and RECs;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•	volatility in the fair value of debt and equity securities and its impact on the value of assets in the NDT funds and in defined benefit plans, and the potential cash funding requirements if fair value declines;
•	interest rates and their effect on pension, retiree medical, nuclear decommissioning liabilities and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	changes in foreign currency exchange rates for British pound sterling;
•	current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan, including additional NRC requirements;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
1

•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business dispositions or acquisitions, including the anticipated formation of Talen Energy via the spinoff of PPL Energy Supply and subsequent combination with Riverstone's competitive generation business and our ability to realize expected benefits from such business transactions.

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

2

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)
	Three Months Ended March 31,
	2015	2014
Operating Revenues
Utility	$2,214	$2,162
Unregulated wholesale energy	521	(1,457)
Unregulated retail energy	310	348
Energy-related businesses	120	141
Total Operating Revenues	3,165	1,194

Operating Expenses
Operation
Fuel	604	758
Energy purchases	321	(1,494)
Other operation and maintenance	668	668
Depreciation	293	300
Taxes, other than income	101	101
Energy-related businesses	111	138
Total Operating Expenses	2,098	471

Operating Income	1,067	723

Other Income (Expense) - net	95	(23)

Interest Expense	247	262

Income from Continuing Operations Before Income Taxes	915	438

Income Taxes	268	114

Income from Continuing Operations After Income Taxes	647	324

Income (Loss) from Discontinued Operations (net of income taxes)		(8)

Net Income	$647	$316

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.97	$0.51
Diluted	$0.96	$0.50
Net Income Available to PPL Common Shareowners:
Basic	$0.97	$0.50
Diluted	$0.96	$0.49

Dividends Declared Per Share of Common Stock	$0.3725	$0.3725

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	666,974	630,749
Diluted	668,732	663,939

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014

Net income	$647	$316

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($5), $1	(66)	131
Available-for-sale securities, net of tax of ($6), ($6)	5	5
Qualifying derivatives, net of tax of $4, $25	6	(46)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0	(1)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1	(1)	(1)
Qualifying derivatives, net of tax of $4, ($4)	(17)	19
Equity investees' other comprehensive (income) loss, net of
tax of $1, $0	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1)		1
Net actuarial loss, net of tax of ($13), ($9)	38	27
Total other comprehensive income (loss)	(37)	136

Comprehensive income (loss)	$610	$452

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$647	$316
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	293	305
Amortization	57	60
Defined benefit plans - expense	28	21
Deferred income taxes and investment tax credits	124	(26)
Unrealized (gains) losses on derivatives, and other hedging activities	(90)	241
Adjustment to WPD line loss accrual		65
Stock compensation expense	28	28
Other	4	5
Change in current assets and current liabilities
Accounts receivable	(143)	(185)
Accounts payable	(139)	93
Unbilled revenues	111	(33)
Fuel, materials and supplies	149	96
Prepayments	(81)	(70)
Taxes payable	44	126
Other current liabilities	(172)	(59)
Other	38	10
Other operating activities
Defined benefit plans - funding	(271)	(135)
Other assets	(1)	(3)
Other liabilities	47	76
Net cash provided by operating activities	673	931
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(942)	(892)
Expenditures for intangible assets	(20)	(16)
Purchases of nuclear plant decommissioning trust investments	(43)	(32)
Proceeds from the sale of nuclear plant decommissioning trust investments	38	27
Proceeds from the receipt of grants		56
Net (increase) decrease in restricted cash and cash equivalents	(10)	(334)
Other investing activities	(13)	8
Net cash provided by (used in) investing activities	(990)	(1,183)
Cash Flows from Financing Activities
Retirement of long-term debt	(1)	(239)
Issuance of common stock	35	15
Payment of common stock dividends	(250)	(234)
Net increase (decrease) in short-term debt	133	878
Other financing activities	(14)	(28)
Net cash provided by (used in) financing activities	(97)	392
Effect of Exchange Rates on Cash and Cash Equivalents	(2)	14
Net Increase (Decrease) in Cash and Cash Equivalents	(416)	154
Cash and Cash Equivalents at Beginning of Period	1,751	1,102
Cash and Cash Equivalents at End of Period	$1,335	$1,256

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

5

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$1,335	$1,751
Short-term investments	135	120
Restricted cash and cash equivalents	190	180
Accounts receivable (less reserve: 2015, $47; 2014, $46)
Customer	1,104	923
Other	127	171
Unbilled revenues	621	735
Fuel, materials and supplies	687	836
Prepayments	168	87
Deferred income taxes	155	129
Price risk management assets	1,119	1,158
Regulatory assets	23	37
Other current assets	35	32
Total Current Assets	5,699	6,159

Investments
Nuclear plant decommissioning trust funds	965	950
Other investments	34	35
Total Investments	999	985

Property, Plant and Equipment
Regulated utility plant	30,852	30,568
Less: accumulated depreciation - regulated utility plant	5,413	5,361
Regulated utility plant, net	25,439	25,207
Non-regulated property, plant and equipment
Generation	11,309	11,310
Nuclear fuel	749	624
Other	893	885
Less: accumulated depreciation - non-regulated property, plant and equipment	6,516	6,404
Non-regulated property, plant and equipment, net	6,435	6,415
Construction work in progress	3,085	2,975
Property, Plant and Equipment, net	34,959	34,597

Other Noncurrent Assets
Regulatory assets	1,610	1,562
Goodwill	3,964	4,005
Other intangibles	920	925
Price risk management assets	437	319
Other noncurrent assets	333	312
Total Other Noncurrent Assets	7,264	7,123

Total Assets	$48,921	$48,864

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

6

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$1,595	$1,466
Long-term debt due within one year	1,535	1,535
Accounts payable	1,128	1,356
Taxes	274	230
Interest	345	314
Dividends	249	249
Price risk management liabilities	1,073	1,126
Regulatory liabilities	109	91
Other current liabilities	909	1,076
Total Current Liabilities	7,217	7,443

Long-term Debt	18,772	18,856

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,627	4,450
Investment tax credits	157	159
Price risk management liabilities	333	252
Accrued pension obligations	1,457	1,756
Asset retirement obligations	739	739
Regulatory liabilities	987	992
Other deferred credits and noncurrent liabilities	596	589
Total Deferred Credits and Other Noncurrent Liabilities	8,896	8,937

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,480	9,433
Earnings reinvested	6,860	6,462
Accumulated other comprehensive loss	(2,311)	(2,274)
Total Equity	14,036	13,628

Total Liabilities and Equity	$48,921	$48,864

(a)	780,000 shares authorized; 667,713 and 665,849 shares issued and outstanding at March 31, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

7

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock				Accumulated
	shares		Additional		other
	outstanding	Common	paid-in	Earnings	comprehensive
	(a)	stock	capital	reinvested	loss	Total

December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)	$13,628
Common stock issued	1,864		54			54
Stock-based compensation			(7)			(7)
Net income				647		647
Dividends and dividend
equivalents				(249)		(249)
Other comprehensive
income (loss)					(37)	(37)
March 31, 2015	667,713	$7	$9,480	$6,860	$(2,311)	$14,036

December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)	$12,466
Common stock issued	1,096		30			30
Stock-based compensation			6			6
Net income				316		316
Dividends and dividend
equivalents				(237)		(237)
Other comprehensive
income (loss)					136	136
March 31, 2014	631,417	$6	$8,352	$5,788	$(1,429)	$12,717

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

8

(THIS PAGE LEFT BLANK INTENTIONALLY.)

9

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014

Operating Revenues	$630	$592

Operating Expenses
Operation
Energy purchases	227	189
Energy purchases from affiliate	9	27
Other operation and maintenance	133	134
Depreciation	51	45
Taxes, other than income	35	32
Total Operating Expenses	455	427

Operating Income	175	165

Other Income (Expense) - net	2	2

Interest Expense	31	29

Income Before Income Taxes	146	138

Income Taxes	59	53

Net Income (a)	$87	$85

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

10

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$87	$85
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	51	45
Amortization	6	4
Defined benefit plans - expense	4	3
Deferred income taxes and investment tax credits	5	25
Other	(3)	(14)
Change in current assets and current liabilities
Accounts receivable	(73)	(107)
Accounts payable	(39)	22
Prepayments	(60)	(61)
Other	(6)	(1)
Other operating activities
Defined benefit plans - funding	(33)	(19)
Other assets	(1)	4
Other liabilities	17	10
Net cash provided by (used in) operating activities	(45)	(4)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(224)	(201)
Net (increase) decrease in notes receivable from affiliates		150
Other investing activities	(1)	9
Net cash provided by (used in) investing activities	(225)	(42)

Cash Flows from Financing Activities
Retirement of long-term debt		(10)
Contributions from parent	50	65
Payment of common stock dividends to parent	(44)	(32)
Net increase (decrease) in short-term debt	85	40
Net cash provided by (used in) financing activities	91	63

Net Increase (Decrease) in Cash and Cash Equivalents	(179)	17
Cash and Cash Equivalents at Beginning of Period	214	25
Cash and Cash Equivalents at End of Period	$35	$42

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

11

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$35	$214
Accounts receivable (less reserve: 2015, $17; 2014, $17)
Customer	403	312
Other	27	44
Unbilled revenues	115	113
Materials and supplies	38	43
Prepayments	70	10
Deferred income taxes	66	58
Regulatory assets	3	12
Other current assets	12	13
Total Current Assets	769	819

Property, Plant and Equipment
Regulated utility plant	7,717	7,589
Less: accumulated depreciation - regulated utility plant	2,555	2,517
Regulated utility plant, net	5,162	5,072
Construction work in progress	837	738
Property, Plant and Equipment, net	5,999	5,810

Other Noncurrent Assets
Regulatory assets	891	897
Intangibles	237	235
Other noncurrent assets	25	24
Total Other Noncurrent Assets	1,153	1,156

Total Assets	$7,921	$7,785

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

12

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$85
Long term debt due within one year	100	$100
Accounts payable	301	325
Accounts payable to affiliates	70	70
Taxes	90	85
Interest	26	34
Regulatory liabilities	85	76
Other current liabilities	80	103
Total Current Liabilities	837	793

Long-term Debt	2,503	2,502

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,497	1,483
Accrued pension obligations	182	212
Regulatory liabilities	26	18
Other deferred credits and noncurrent liabilities	66	60
Total Deferred Credits and Other Noncurrent Liabilities	1,771	1,773

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,653	1,603
Earnings reinvested	793	750
Total Equity	2,810	2,717

Total Liabilities and Equity	$7,921	$7,785

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

13

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2014	66,368	$364	$1,603	$750	$2,717
Net income				87	87
Capital contributions from PPL			50		50
Cash dividends declared on common stock				(44)	(44)
March 31, 2015	66,368	$364	$1,653	$793	$2,810

December 31, 2013	66,368	$364	$1,340	$645	$2,349
Net income				85	85
Capital contributions from PPL			65		65
Cash dividends declared on common stock				(32)	(32)
March 31, 2014	66,368	$364	$1,405	$698	$2,467

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

14

(THIS PAGE LEFT BLANK INTENTIONALLY.)

15

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014

Operating Revenues	$899	$934

Operating Expenses
Operation
Fuel	253	277
Energy purchases	92	124
Other operation and maintenance	209	206
Depreciation	95	86
Taxes, other than income	14	13
Total Operating Expenses	663	706

Operating Income	236	228

Other Income (Expense) - net	(1)	(2)

Interest Expense	42	42

Income Before Income Taxes	193	184

Income Taxes	76	69

Net Income (a)	$117	$115

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

16

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$117	$115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	95	86
Amortization	6	6
Defined benefit plans - expense	11	8
Deferred income taxes and investment tax credits	75	74
Other	17	(1)
Change in current assets and current liabilities
Accounts receivable	(39)	(39)
Accounts payable	(18)	22
Unbilled revenues	32	36
Fuel, materials and supplies	71	53
Income tax receivable	134	(11)
Taxes payable	(11)	(14)
Accrued interest	37	36
Other	(21)	(24)
Other operating activities
Defined benefit plans - funding	(53)	(38)
Other assets	(6)	1
Other liabilities	4
Net cash provided by operating activities	451	310
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(321)	(272)
Net (increase) decrease in notes receivable from affiliates		66
Other investing activities	4
Net cash provided by (used in) investing activities	(317)	(206)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(1)
Net increase (decrease) in short-term debt	(91)	(45)
Distributions to member	(23)	(104)
Contributions from member		40
Net cash provided by (used in) financing activities	(115)	(109)
Net Increase (Decrease) in Cash and Cash Equivalents	19	(5)
Cash and Cash Equivalents at Beginning of Period	21	35
Cash and Cash Equivalents at End of Period	$40	$30

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

17

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$40	$21
Accounts receivable (less reserve: 2015, $26; 2014, $25)
Customer	268	231
Other	14	18
Unbilled revenues	135	167
Fuel, materials and supplies	239	311
Prepayments	23	28
Income taxes receivable	2	136
Deferred income taxes	21	16
Regulatory assets	20	25
Other current assets	6	3
Total Current Assets	768	956

Property, Plant and Equipment
Regulated utility plant	10,069	10,007
Less: accumulated depreciation - regulated utility plant	1,049	1,067
Regulated utility plant, net	9,020	8,940
Other, net	4	5
Construction work in progress	1,672	1,559
Property, Plant and Equipment, net	10,696	10,504

Other Noncurrent Assets
Regulatory assets	719	665
Goodwill	996	996
Other intangibles	161	174
Other noncurrent assets	103	101
Total Other Noncurrent Assets	1,979	1,936

Total Assets	$13,443	$13,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

18

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$484	$575
Long-term debt due within one year	900	900
Notes payable with affiliates	40	41
Accounts payable	350	399
Accounts payable to affiliates	3	2
Customer deposits	52	52
Taxes	25	36
Price risk management liabilities	5	5
Price risk management liabilities with affiliates	122	66
Regulatory liabilities	24	15
Interest	60	23
Other current liabilities	115	131
Total Current Liabilities	2,180	2,245

Long-term Debt	3,667	3,667

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,324	1,241
Investment tax credits	130	131
Accrued pension obligations	256	305
Asset retirement obligations	266	274
Regulatory liabilities	961	974
Price risk management liabilities	47	43
Other deferred credits and noncurrent liabilities	270	268
Total Deferred Credits and Other Noncurrent Liabilities	3,254	3,236

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,342	4,248

Total Liabilities and Equity	$13,443	$13,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

19

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

December 31, 2014	$4,248
Net income	117
Distributions to member	(23)
March 31, 2015	$4,342

December 31, 2013	$4,150
Net income	115
Contributions from member	40
Distributions to member	(104)
Other comprehensive income (loss)	(1)
March 31, 2014	$4,200

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

20

(THIS PAGE LEFT BLANK INTENTIONALLY.)

21

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014
Operating Revenues
Retail and wholesale	$417	$442
Electric revenue from affiliate	22	37
Total Operating Revenues	439	479

Operating Expenses
Operation
Fuel	103	117
Energy purchases	88	118
Energy purchases from affiliate	3	6
Other operation and maintenance	96	98
Depreciation	42	38
Taxes, other than income	7	6
Total Operating Expenses	339	383

Operating Income	100	96

Other Income (Expense) - net	(1)	(2)

Interest Expense	13	12

Income Before Income Taxes	86	82

Income Taxes	33	30

Net Income (a)	$53	$52

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

22

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$53	$52
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	42	38
Amortization	3	3
Defined benefit plans - expense	4	2
Deferred income taxes and investment tax credits	31	6
Other	14	(5)
Change in current assets and current liabilities
Accounts receivable	(16)	(18)
Accounts receivable from affiliates	11	(22)
Accounts payable	(15)	14
Accounts payable to affiliates		(7)
Unbilled revenues	18	22
Fuel, materials and supplies	56	44
Income tax receivable	74
Taxes payable	(7)	21
Accrued interest	9	9
Other	(3)	(4)
Other operating activities
Defined benefit plans - funding	(22)	(9)
Other assets	(1)	1
Other liabilities		2
Net cash provided by operating activities	251	149
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(173)	(116)
Net cash provided by (used in) investing activities	(173)	(116)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(48)	(5)
Payment of common stock dividends to parent	(23)	(27)
Net cash provided by (used in) financing activities	(71)	(32)
Net Increase (Decrease) in Cash and Cash Equivalents	7	1
Cash and Cash Equivalents at Beginning of Period	10	8
Cash and Cash Equivalents at End of Period	$17	$9

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

23

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$17	$10
Accounts receivable (less reserve: 2015, $2; 2014, $2)
Customer	121	107
Other	9	11
Unbilled revenues	58	76
Accounts receivable from affiliates	13	23
Fuel, materials and supplies	105	162
Prepayments	7	8
Income taxes receivable		74
Regulatory assets	12	21
Other current assets	5	1
Total Current Assets	347	493

Property, Plant and Equipment
Regulated utility plant	4,016	4,031
Less: accumulated depreciation - regulated utility plant	398	456
Regulated utility plant, net	3,618	3,575
Construction work in progress	761	676
Property, Plant and Equipment, net	4,379	4,251

Other Noncurrent Assets
Regulatory assets	422	397
Goodwill	389	389
Other intangibles	91	97
Other noncurrent assets	36	35
Total Other Noncurrent Assets	938	918

Total Assets	$5,664	$5,662

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

24

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$216	$264
Long-term debt due within one year	250	250
Accounts payable	222	240
Accounts payable to affiliates	20	20
Customer deposits	25	25
Taxes	12	19
Price risk management liabilities	5	5
Price risk management liabilities with affiliates	61	33
Regulatory liabilities	14	10
Interest	15	6
Other current liabilities	37	42
Total Current Liabilities	877	914

Long-term Debt	1,103	1,103

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	735	700
Investment tax credits	36	36
Accrued pension obligations	34	57
Asset retirement obligations	64	66
Regulatory liabilities	454	458
Price risk management liabilities	47	43
Other deferred credits and noncurrent liabilities	110	111
Total Deferred Credits and Other Noncurrent Liabilities	1,480	1,471

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,521	1,521
Earnings reinvested	259	229
Total Equity	2,204	2,174

Total Liabilities and Equity	$5,664	$5,662

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

25

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2014	21,294	$424	$1,521	$229	$2,174
Net income				53	53
Cash dividends declared on common stock				(23)	(23)
March 31, 2015	21,294	$424	$1,521	$259	$2,204

December 31, 2013	21,294	$424	$1,364	$172	$1,960
Net income				52	52
Cash dividends declared on common stock				(27)	(27)
March 31, 2014	21,294	$424	$1,364	$197	$1,985

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

26

(THIS PAGE LEFT BLANK INTENTIONALLY.)

27

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014
Operating Revenues
Retail and wholesale	$482	$492
Electric revenue from affiliate	3	6
Total Operating Revenues	485	498

Operating Expenses
Operation
Fuel	150	160
Energy purchases	4	6
Energy purchases from affiliate	22	37
Other operation and maintenance	104	98
Depreciation	53	48
Taxes, other than income	7	7
Total Operating Expenses	340	356

Operating Income	145	142

Other Income (Expense) - net	(1)

Interest Expense	19	19

Income Before Income Taxes	125	123

Income Taxes	47	46

Net Income (a)	$78	$77

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

28

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$78	$77
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	53	48
Amortization	3	3
Defined benefit plans - expense	3	2
Deferred income taxes and investment tax credits	43	34
Other	2	2
Change in current assets and current liabilities
Accounts receivable	(25)	(24)
Accounts payable	1	15
Accounts payable to affiliates	(14)	16
Unbilled revenues	14	14
Fuel, materials and supplies	15	9
Income tax receivable	60
Taxes payable	(1)	(12)
Accrued interest	19	18
Other	(5)	(9)
Other operating activities
Defined benefit plans - funding	(15)	(3)
Other assets	(3)
Other liabilities	1	1
Net cash provided by operating activities	229	191
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(148)	(154)
Other investing activities	4
Net cash provided by (used in) investing activities	(144)	(154)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(43)	(40)
Payment of common stock dividends to parent	(30)	(37)
Contributions from parent		40
Net cash provided by (used in) financing activities	(73)	(37)
Net Increase (Decrease) in Cash and Cash Equivalents	12
Cash and Cash Equivalents at Beginning of Period	11	21
Cash and Cash Equivalents at End of Period	$23	$21

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

29

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$23	$11
Accounts receivable (less reserve: 2015, $3; 2014, $2)
Customer	147	124
Other	5	6
Unbilled revenues	77	91
Fuel, materials and supplies	134	149
Prepayments	7	10
Income taxes receivable		60
Regulatory assets	8	4
Other current assets	11	4
Total Current Assets	412	459

Property, Plant and Equipment
Regulated utility plant	6,053	5,976
Less: accumulated depreciation - regulated utility plant	651	611
Regulated utility plant, net	5,402	5,365
Other, net	1	1
Construction work in progress	908	880
Property, Plant and Equipment, net	6,311	6,246

Other Noncurrent Assets
Regulatory assets	297	268
Goodwill	607	607
Other intangibles	70	77
Other noncurrent assets	57	58
Total Other Noncurrent Assets	1,031	1,010

Total Assets	$7,754	$7,715

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

30

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$193	$236
Long-term debt due within one year	250	250
Accounts payable	114	141
Accounts payable to affiliates	33	47
Customer deposits	27	27
Taxes	13	14
Price risk management liabilities with affiliates	61	33
Regulatory liabilities	10	5
Interest	30	11
Other current liabilities	48	41
Total Current Liabilities	779	805

Long-term Debt	1,841	1,841

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	933	884
Investment tax credits	94	95
Accrued pension obligations	44	59
Asset retirement obligations	202	208
Regulatory liabilities	507	516
Other deferred credits and noncurrent liabilities	101	101
Total Deferred Credits and Other Noncurrent Liabilities	1,881	1,863

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,596	2,596
Accumulated other comprehensive income (loss)	(1)
Earnings reinvested	350	302
Total Equity	3,253	3,206

Total Liabilities and Equity	$7,754	$7,715

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

31

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

December 31, 2014	37,818	$308	$2,596	$302		$3,206
Net income				78		78
Cash dividends declared on common stock				(30)		(30)
Other comprehensive income (loss)					$(1)	(1)
March 31, 2015	37,818	$308	$2,596	$350	$(1)	$3,253

December 31, 2013	37,818	$308	$2,505	$230	$1	$3,044
Net income				77		77
Capital contributions from LKE			40			40
Cash dividends declared on common stock				(37)		(37)
Other comprehensive income (loss)					(1)	(1)
March 31, 2014	37,818	$308	$2,545	$270	$	$3,123

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

32

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2014 is derived from that Registrant's 2014 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2014 Form 10-K. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2015 financial statements.

(PPL)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Montana's hydroelectric generating facilities sold in the fourth quarter of 2014. See Note 8 for additional information. The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2014 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers (including PPL EnergyPlus) at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy. During the three months ended March 31, 2015, PPL Electric purchased $331 million of accounts receivable from unaffiliated third parties and $93 million from PPL EnergyPlus. During the three months ended March 31, 2014, PPL Electric purchased $362 million of accounts receivable from unaffiliated third parties and $105 million from PPL EnergyPlus.

Depreciation (PPL)

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years. For the three months ended March 31, 2015, this change in useful lives resulted in lower depreciation of $20 million ($16 million after-tax or $0.02 per share).

33

New Accounting Guidance Adopted (All Registrants)

Reporting of Discontinued Operations

Effective January 1, 2015, the Registrants prospectively adopted accounting guidance that changes the criteria for determining what should be classified as a discontinued operation and the related presentation and disclosure requirements. A discontinued operation may include a component of an entity or a group of components of an entity, or a business activity.

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

The initial adoption of this guidance did not have a significant impact on the Registrants but will impact the amounts presented as discontinued operations and will enhance the related disclosure requirements related to future disposals or held for sale classifications.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2014 Form 10-K for a discussion of reportable segments and related information.

In June 2014, PPL and PPL Energy Supply, which substantially represents PPL's Supply segment, executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy. The transaction is expected to occur on June 1, 2015. Upon completion of this transaction, PPL will no longer have a Supply segment. See Note 8 for additional information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are:

	Three Months
	2015	2014
Income Statement Data
Revenues from external customers
U.K. Regulated	$697	$648
Kentucky Regulated	899	934
Pennsylvania Regulated	630	591
Supply (a)	937	(982)
Corporate and Other	2	3
Total	$3,165	$1,194

Intersegment electric revenues
Supply	$9	$27

Net Income
U.K. Regulated (a)	$375	$206
Kentucky Regulated	109	107
Pennsylvania Regulated	87	85
Supply (a)	95	(75)
Corporate and Other (b)	(19)	(7)
Total	$647	$316

	March 31,	December 31,
	2015	2014
Balance Sheet Data
Assets
U.K. Regulated	$16,275	$16,005
Kentucky Regulated	13,109	13,062
Pennsylvania Regulated	7,921	7,785
Supply	10,631	11,025
Corporate and Other (c)	985	987
Total assets	$48,921	$48,864

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	2015 includes most of the transaction and transition costs related to the anticipated spinoff of PPL Energy Supply. See Note 8 for additional information.
(c)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.
34

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the period ended March 31 used in the EPS calculation are:

	Three Months
	2015		2014
Income (Numerator)
Income from continuing operations after income taxes		$647	$324
Less amounts allocated to participating securities		3	2
Income from continuing operations after income taxes available to PPL common shareowners - Basic		644	322
Plus interest charges (net of tax) related to Equity Units (a)			9
Income from continuing operations after income taxes available to PPL common shareowners - Diluted		$644	$331

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic
and Diluted	$		$(8)

Net income		$647	$316
Less amounts allocated to participating securities		3	2
Net income available to PPL common shareowners - Basic		644	314
Plus interest charges (net of tax) related to Equity Units (a)			9
Net income available to PPL common shareowners - Diluted		$644	$323

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS		666,974	630,749
Add incremental non-participating securities:
Share-based payment awards		1,758	1,511
Equity Units (a)			31,679
Weighted-average shares - Diluted EPS		668,732	663,939

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes		$0.97	$0.51
Income (loss) from discontinued operations (net of income taxes)			(0.01)
Net Income Available to PPL common shareowners		$0.97	$0.50

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes		$0.96	$0.50
Income (loss) from discontinued operations (net of income taxes)			(0.01)
Net Income Available to PPL common shareowners		$0.96	$0.49

(a)	In 2014, the If-Converted Method was applied to the Equity Units prior to the March 2014 settlement.

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	Three Months
	2015	2014

Stock-based compensation plans (a)	1,445	1,096
DRIP	419

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

35

	Three Months
	2015	2014

Stock options	1,473	2,540
Performance units	146
Restricted stock units		123

5. Income Taxes

Reconciliations of income taxes for the periods ended March 31 are:

(PPL)

	Three Months
	2015	2014

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$320	$153
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	25	3
Valuation allowance adjustments	3
Impact of lower U.K. income tax rates	(62)	(44)
U.S. income tax on foreign earnings - net of foreign tax credit	(1)	11
Intercompany interest on U.K. financing entities	(8)	(2)
Other	(9)	(7)
Total increase (decrease)	(52)	(39)
Total income taxes	$268	$114

(PPL Electric)

	Three Months
	2015	2014

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$51	$48
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	8
Other	(2)	(3)
Total increase (decrease)	8	5
Total income taxes	$59	$53

(LKE)

	Three Months
	2015	2014

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$68	$64
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	7
Valuation allowance adjustments	3
Other	(2)	(2)
Total increase (decrease)	8	5
Total income taxes	$76	$69

(LG&E)

	Three Months
	2015	2014

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$30	$29
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3
Other		(2)
Total increase (decrease)	3	1
Total income taxes	$33	$30
36

(KU)

	Three Months
	2015	2014

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$44	$43
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Other	(1)	(1)
Total increase (decrease)	3	3
Total income taxes	$47	$46

Other (PPL)

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before it is considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement.  Subject to a final determination of interest on the refund, PPL expects to record a tax benefit in the range of $20 million to $30 million in the second quarter of 2015 related to the settlement of previously unrecognized tax benefits.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014

Current Regulatory Assets:
Environmental cost recovery	$10	$5
Gas supply clause	1	15
Fuel adjustment clause	4	4
Transmission service charge		6		$6
Other	8	7	$3	6
Total current regulatory assets	$23	$37	$3	$12

Noncurrent Regulatory Assets:
Defined benefit plans	$705	$720	$367	$372
Taxes recoverable through future rates	317	316	317	316
Storm costs	116	124	42	46
Unamortized loss on debt	76	77	48	49
Interest rate swaps	182	122
Accumulated cost of removal of utility plant	117	114	117	114
AROs	87	79
Other	10	10
Total noncurrent regulatory assets	$1,610	$1,562	$891	$897

Current Regulatory Liabilities:
Generation supply charge	$26	$28	$26	$28
Demand side management	13	2
Gas supply clause	6	6
Transmission formula rate	49	42	49	42
Storm damage expense	7	3	7	3
Gas line tracker	2	3
Other	6	7	3	3
Total current regulatory liabilities	$109	$91	$85	$76

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$695	$693
Coal contracts (a)	49	59
Power purchase agreement - OVEC (a)	90	92
Net deferred tax assets	25	26
Act 129 compliance rider	26	18	$26	$18
Defined benefit plans	16	16
Interest rate swaps	84	84
Other	2	4
Total noncurrent regulatory liabilities	$987	$992	$26	$18
37

	LKE		LG&E		KU
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014

Current Regulatory Assets:
Environmental cost recovery	$10	$5	$7	$4	$3	$1
Gas supply clause	1	15	1	15
Fuel adjustment clause	4	4	4	2		2
Other	5	1			5	1
Total current regulatory assets	$20	$25	$12	$21	$8	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$338	$348	$208	$215	$130	$133
Storm costs	74	78	41	43	33	35
Unamortized loss on debt	28	28	18	18	10	10
Interest rate swaps	182	122	121	89	61	33
AROs	87	79	30	28	57	51
Other	10	10	4	4	6	6
Total noncurrent regulatory assets	$719	$665	$422	$397	$297	$268

Current Regulatory Liabilities:
Demand side management	$13	$2	$5	$1	$8	$1
Gas supply clause	6	6	6	6
Gas line tracker	2	3	2	3
Other	3	4	1		2	4
Total current regulatory liabilities	$24	$15	$14	$10	$10	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$695	$693	$304	$302	$391	$391
Coal contracts (a)	49	59	21	25	28	34
Power purchase agreement - OVEC (a)	90	92	62	63	28	29
Net deferred tax assets	25	26	24	24	1	2
Defined benefit plans	16	16			16	16
Interest rate swaps	84	84	42	42	42	42
Other	2	4	1	2	1	2
Total noncurrent regulatory liabilities	$961	$974	$454	$458	$507	$516

(a)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U. K. Activities (PPL)

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs. See "Item 1. Business - Segment Information - U. K. Regulated Segment" of PPL's 2014 Form 10-K for additional information on RIIO-ED1.

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, during the first quarter of 2014 WPD increased its liability by $65 million for over-recovery of line losses with a reduction to "Utility" revenues on the Statement of Income. The liability at March 31, 2015 of $97 million will be refunded to customers from April 1, 2015 through March 31, 2019.

Kentucky Activities (PPL, LKE, LG&E and KU)

Rate Case Proceedings

On November 26, 2014, LG&E and KU filed requests with the KPSC for increases in annual base electricity rates for LG&E's electric and gas operations and KU's electric operations. On April 20, 2015, LG&E and KU, and the other parties to the proceeding, filed a unanimous settlement agreement with the KPSC. Among other things, the proposed settlement provides for increases in the annual revenue requirements associated with KU base electric rates of $125 million and LG&E base gas rates of $7 million. The annual revenue requirement associated with base electric rates at LG&E will not increase. The settlement did not establish a specific return on equity with respect to the base rates, however an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms. The settlement agreement provides for deferred recovery of costs associated with Green River Units 3 and 4 through their retirement. The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense currently booked in accordance with LG&E and KU's pension accounting policy and such an expense using a 15 year amortization period for actuarial gains and losses. The proposed settlement remains subject to KPSC approval. If approved, the new rates and all elements of the settlement would be effective July 1, 2015.

Pennsylvania Activities (PPL and PPL Electric)

Rate Case Proceeding

On March 31, 2015, PPL Electric filed a request with the PUC for an increase in its annual distribution revenue requirement of approximately $167.5 million.  The proposal would result in a rate increase of 3.9% on a total bill basis and is expected to become effective on January 1, 2016.  PPL Electric's application includes a request for an authorized return-on-equity of 10.95%.  The application is based on a fully projected future test year of January 1, 2016 through December 31, 2016. PPL Electric cannot predict the outcome of this proceeding.

Distribution System Improvement Charge (DSIC)

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC. Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.

On March 31, 2015, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric filed the petition concurrently with its 2015 rate case and is requesting that the PUC consolidate these two proceedings. PPL Electric cannot predict the outcome of this proceeding.

Storm Damage Expense Rider (SDER)

In its December 28, 2012 final rate case order, the PUC directed PPL Electric to file a proposed SDER. The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recoup any differences from customers. In March 2013, PPL Electric filed its proposed SDER with the PUC and, as part of that filing, requested recovery of the 2012 qualifying storm costs related to Hurricane Sandy. PPL Electric proposed that the SDER become effective January 1, 2013 at a zero rate with qualifying storm costs incurred in 2013 and the 2012 Hurricane Sandy costs included in rates effective January 1, 2014. In April 2014, the PUC issued a final order approving the SDER with a January 1, 2015 effective date and initially including actual storm costs compared to collections for December 2013 through November 2014. As a result, PPL Electric reduced its regulatory liability by $12 million in March 2014. Also, as part of the April 2014 order, PPL Electric was authorized to recover Hurricane Sandy storm damage costs through the SDER of $29 million over a three-year period beginning January 1, 2015.

On June 20, 2014, the Office of Consumer Advocate (OCA) filed a petition with the Commonwealth Court of Pennsylvania requesting that the Court reverse and remand the April 2014 order permitting PPL Electric to establish the SDER. This matter remains pending before the Commonwealth Court. On January 15, 2015, the PUC issued a final order closing an investigation related to an OCA complaint concerning PPL Electric's October 2014 preliminary SDER calculation and modified the effective date of the SDER to February 1, 2015.

Smart Meter Rider (SMR)

Act 129 requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years. Under Act 129, EDCs are able to recover the costs of providing smart metering technology. All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric conducted pilot projects and technical evaluations of its current advanced metering technology and concluded that the current technology does not meet all of the requirements of Act 129. PPL Electric recovered the cost of its evaluations through a cost recovery mechanism, the Smart Meter Rider. In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014. PPL Electric also submitted revised SMR charges that became effective January 1, 2014. On June 30, 2014, PPL Electric filed its final Smart Meter Plan with the PUC. In that plan, PPL Electric proposes to replace all of its current meters with advanced meters that meet the Act 129 requirements. Full deployment of the new meters is expected to be complete by the end of 2019. The total cost of the project is estimated to be approximately $450 million. PPL Electric proposes to recover these costs through the SMR which the PUC previously has approved for recovery of such costs. On April 30, 2015, the Administrative Law Judge assigned by the PUC to review PPL Electric's Smart Meter Plan issued a recommended decision approving the plan with minor modifications. The recommended decision is subject to final approval by and remains pending before the PUC.

Federal Matters

FERC Wholesale Formula Rates (LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers. Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up. KU's application proposed an authorized return on equity of 10.7%. Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund. In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts. Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date. In addition, a tenth municipality which has a previously settled termination date of 2016 has given notice that it will transfer service in June 2015. In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval. In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order. If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower. Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts. KU and the terminating municipalities continue settlement discussions in this proceeding. KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

7. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets. The following credit facilities were in place at:

	March 31, 2015					December 31, 2014
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
WPD Ltd.
Syndicated Credit Facility	Dec. 2016	£210	£130		£80	£103
WPD (South West)
Syndicated Credit Facility	July 2019	245			245
WPD (East Midlands)
Syndicated Credit Facility	July 2019	300	147		153	64
WPD (West Midlands)
Syndicated Credit Facility	July 2019	300			300
Uncommitted Credit Facilities		65		£5	60		£5
Total U.K. Credit Facilities (a)		£1,120	£277	£5	£838	£167	£5

	March 31, 2015					December 31, 2014
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
U.S.
PPL Capital Funding
Syndicated Credit Facility	July 2019	$300			$300
Syndicated Credit Facility	Nov. 2018	300			300
Bilateral Credit Facility	Mar. 2016	150		$32	118		$21
Uncommitted Credit Facility		65		1	64		1
Total PPL Capital Funding Credit Facilities		$815		$33	$782		$22

PPL Energy Supply
Syndicated Credit Facility (b)	Nov. 2017	$3,000	$600	$267	$2,133	$630	$121

PPL Electric
Syndicated Credit Facility	July 2019	$300		$86	$214		$1

LKE
Syndicated Credit Facility (b)	Oct. 2018	$75	$75			$75

LG&E
Syndicated Credit Facility	July 2019	$500		$216	$284		$264

KU
Syndicated Credit Facility	July 2019	$400		$193	$207		$236
Letter of Credit Facility	Oct. 2017	198		198			198
Total KU Credit Facilities		$598		$391	$207		$434

(a)	WPD Ltd.'s amounts borrowed at March 31, 2015 and December 31, 2014 were USD-denominated borrowings of $200 million and $161 million, which bore interest at 1.87% and 1.86%. WPD (East Midlands) amounts borrowed at March 31, 2015 and December 31, 2014 were GBP-denominated borrowings which equated to $226 million and $100 million, which bore interest at 1.00% for both periods. At March 31, 2015, the unused capacity under the U.K. credit facilities was $1.3 billion.
(b)	At March 31, 2015, PPL Energy Supply's and LKE's interest rates on outstanding borrowings were 2.12% and 1.68%. At December 31, 2014, PPL Energy Supply's and LKE's interest rates on outstanding borrowings were 2.05% and 1.67%.

(PPL)

PPL Energy Supply's Letter of Credit Facility and Uncommitted Credit Facilities that existed at December 31, 2014 have either expired or matured during the first quarter of 2015. Any previously issued letters of credit under these facilities were either terminated or reissued under the PPL Energy Supply Syndicated Credit Facility at March 31, 2015.

(All Registrants)

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	March 31, 2015				December 31, 2014
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Electric	0.57%	$300	$85	$215
LG&E	0.63%	350	216	134	0.42%	$264
KU	0.62%	350	193	157	0.49%	236
Total		$1,000	$494	$506		$500

(PPL)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, which provides PPL Energy Supply the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions. At March 31, 2015, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility. The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island. PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees. The facility expires in November 2019, but is subject to automatic one-year renewals under certain conditions. There were $88 million of secured obligations outstanding under this facility at March 31, 2015.

(LKE)

See Note 11 for discussion of intercompany borrowings.

(PPL)

At-the-Market Stock Offering Program

On February 26, 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. During the period ended March 31, 2015, no sales of common stock under the equity distribution agreements were made.

Distributions

In February 2015, PPL declared its quarterly common stock dividend, payable April 1, 2015, at 37.25 cents per share (equivalent to $1.49 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

8. Acquisitions, Development and Divestitures

(All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options. Any resulting transactions may impact future financial results. See Note 8 in the 2014 Form 10-K for additional information.

(PPL)

Divestitures

Anticipated Spinoff of PPL Energy Supply

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy. Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners a newly formed entity, Holdco, which at such time will own all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy. Immediately following the spinoff, Holdco will merge with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed by its owners to become a subsidiary of Talen Energy. Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%. PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy. The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of required regulatory approvals from the NRC, FERC, DOJ and PUC, all of which were received by mid-April 2015. In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn credit capacity under a revolving credit or similar facility of Talen Energy or one or more of its subsidiaries. Any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions at the time of the spinoff are excluded from this calculation.

In connection with the FERC approval, PPL and RJS Power agreed that within 12 months after closing of the transaction, Talen Energy will divest approximately 1,300 MW of generating assets in one of two groups of assets (from PPL Energy

Supply's existing portfolio, this includes either the Holtwood and Wallenpaupack hydroelectric facilities or the Ironwood facility), and limit PJM energy market offers from assets it would retain in the other group to cost-based offers.

On April 29, 2015, PPL's Board of Directors declared the distribution of Holdco to PPL's shareowners of record on May 20, 2015, with the spinoff to occur on June 1, 2015. Based on the number of shares of PPL common stock outstanding at April 29, 2015, the distribution ratio is expected to be approximately 0.125 shares of Talen common stock for each share of PPL common stock. The final ratio will be determined after the record date. The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in the 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At March 31, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $19 million and $30 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs to be incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL employees who have become PPL Energy Supply employees in connection with the transaction. These costs will be recognized at the spinoff closing date. PPL estimates these additional costs will be in the range of $30 million to $40 million.

PPL recorded $6 million of third-party costs during the three months ended March 31, 2015 related to this transaction. Of these costs, $2 million were primarily for legal and accounting fees to facilitate the transaction, and are recorded in "Other Income (Expense) - net" on the Statement of Income. An additional $4 million of consulting and other costs were incurred to ready the new Talen Energy organization and reconfigure the remaining PPL service functions. These costs are recorded in "Other operation and maintenance" on the Statement of Income. PPL recorded $27 million of third-party costs in 2014 related to this transaction. PPL currently estimates a range of total third-party costs that will ultimately be incurred of between $60 million and $70 million.

The assets and liabilities of PPL's Supply segment will continue to be classified as "held and used" on PPL's Balance Sheet until the closing of the transaction, at which time the operations of the Supply segment will be classified as discontinued operations. At the close of the transaction, unamortized losses on PPL interest rate swaps recorded in AOCI and designated as hedges of PPL Energy Supply's future interest payments will be reclassified into earnings and reflected in discontinued operations. The amount of these unamortized losses deferred in AOCI at March 31, 2015 was $55 million after-tax.

In conducting its annual goodwill impairment assessment in the fourth quarter of 2014 for its Supply segment reporting unit, PPL determined that the estimated fair value of the Supply segment exceeded its carrying value and no impairment was recognized. PPL had not identified any indicators of impairment as of March 31, 2015, but cannot predict whether an impairment loss will be recorded at the spinoff date. An impairment loss would be recognized by PPL at the spinoff date if the aggregate carrying amount of the Supply segment's assets and liabilities exceed their aggregate fair value at that date and would be reflected in discontinued operations. Upon completion of this transaction, PPL will no longer have a Supply segment.

Discontinued Operations

Montana Hydro Sale

In November 2014, PPL Montana completed the sale to NorthWestern of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash. The proceeds will remain with PPL and not transfer to Talen Energy as a result of the spinoff. The sale included 11 hydroelectric power facilities and related assets, included in the Supply segment.

Following are the components of Discontinued Operations in the Statement of Income for the three months ended March 31.

43

2014

Operating revenues	$29
Interest expense (a)	2
Income (loss) before income taxes (b)	(10)
Income (Loss) from Discontinued Operations (net of income taxes) (b)	(8)

(a)	Represents allocated interest expense based upon the discontinued operations share of the net assets of PPL Energy Supply.
(b)	Includes an impairment charge related to the Kerr Dam Project. See Note 13 for additional information.

Development

Future Capacity Needs (PPL, LKE, LG&E and KU)

Construction activity is nearing completion and testing is in progress on the previously announced NGCC unit, Cane Run Unit 7, scheduled to be operational in the second quarter of 2015. On March 31, 2015, LG&E retired an older coal-fired generating unit at the Cane Run plant and anticipates retiring the remaining two coal-fired units at the Cane Run plant in the third quarter of 2015. There were no significant losses related to this retirement.

In October 2013, LG&E and KU announced plans for a 10 MW solar generation facility to be operational in 2016 at a cost of approximately $36 million. In December 2014, a final order was issued by the KPSC approving the request to construct the solar generating facility at E.W. Brown.

9. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL, and its subsidiaries, LKE and its subsidiaries and LG&E for the periods ended March 31:

	Pension Benefits				Other Postretirement Benefits
	U.S.		U.K.
	2015	2014	2015	2014	2015	2014
PPL
Service cost	$32	$26	$20	$18	$4	$3
Interest cost	59	59	79	88	7	8
Expected return on plan assets	(79)	(74)	(131)	(130)	(7)	(6)
Amortization of:
Prior service cost	2	5
Actuarial (gain) loss	25	7	39	33
Net periodic defined benefit costs (credits)	$39	$23	$7	$9	$4	$5

LKE
Service cost	$7	$6	$1	$1
Interest cost	17	17	2	2
Expected return on plan assets	(22)	(20)	(1)	(1)
Amortization of:
Prior service cost	2	1	1	1
Actuarial (gain) loss	8	3
Net periodic defined benefit costs (credits)	$12	$7	$3	$3

LG&E
Interest cost	$3	$4
Expected return on plan assets	(5)	(5)
Amortization of:
Prior service cost	1	1
Actuarial (gain) loss	3	1
Net periodic defined benefit costs (credits)	$2	$1

(PPL Electric, LG&E and KU)

In addition to the specific plans it sponsors, LG&E is allocated costs of defined benefit plans sponsored by LKE based on its participation in those plans, which management believes are reasonable. PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE based on their participation in those plans, which management believes are reasonable. For the periods ended March 31, PPL Services allocated the following net periodic defined benefit costs to PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU.

	Three Months
	2015	2014

PPL Electric	$8	$5

LG&E	3	2
KU	5	3

10. Commitments and Contingencies

(PPL)

All commitments and contingencies related to PPL Energy Supply and its subsidiaries will remain with PPL Energy Supply and its subsidiaries at the spinoff date without recourse, except as otherwise provided in the definitive agreements entered into in connection with the spinoff of Talen Energy.

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

WKE Indemnification (PPL and LKE)

See footnote (f) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

(PPL)

Sierra Club Litigation

On March 6, 2013, the Sierra Club and MEIC filed a complaint in the U.S. District Court, District of Montana, Billings Division against PPL Montana and the other Colstrip Steam Electric Station (Colstrip) co-owners: Avista Corporation, Puget Sound Energy, Portland General Electric Company, NorthWestern and PacifiCorp.  PPL Montana operates Colstrip on behalf of the co-owners.  The complaint alleges certain violations of the Clean Air Act, including New Source Review, Title V and opacity requirements and listed 39 separate claims for relief.  The complaint requests injunctive relief and civil penalties on average of $36,000 per day per violation, including a request that the owners remediate environmental damage and that $100,000 of the civil penalties be used for beneficial mitigation projects.

In July 2013, the Sierra Club and MEIC filed an additional Notice of Intent to Sue, identifying additional plant projects that are alleged not to be in compliance with the Clean Air Act and, in September 2013, filed an amended complaint. The amended complaint dropped all claims regarding pre-2001 plant projects, as well as the plaintiffs' Title V and opacity claims. It did, however, add claims with respect to a number of post-2000 plant projects, which effectively increased the number of projects subject to the litigation by about 40. PPL Montana and the other Colstrip owners filed a motion to dismiss the amended complaint in October 2013. In May 2014, the court dismissed the plaintiffs' independent Best Available Control Technology claims and their Prevention of Significant Deterioration (PSD) claims for three projects, but denied the owners' motion to dismiss the plaintiffs' other PSD claims on statute of limitation grounds. On August 27, 2014, the Sierra Club and MEIC filed a second amended complaint. This complaint includes the same causes of action articulated in the first amended complaint, but alleges those claims in regard to only eight projects at the plant between 2001 and 2013. On September 26, 2014, the Colstrip owners filed an answer to the second amended complaint. Discovery has been completed. In April 2015, the plaintiffs indicated they intend to pursue claims related to only four of the remaining projects. In January 2015, trial as to liability in this matter was rescheduled to November 16, 2015. A trial date with respect to remedies, if there is a finding of liability, has not been scheduled. PPL believes it and the other co-owners have numerous defenses to the allegations set forth in this complaint and will vigorously assert the same. PPL cannot predict the ultimate outcome of this matter at this time.

Notice of Intent to File Suit

In October 2014, PPL Energy Supply received a notice letter from the Chesapeake Bay Foundation (CBF) alleging violations of the Clean Water Act and Pennsylvania Clean Streams Law at the Brunner Island generation plant. The letter was sent to PPL Brunner Island and the PADEP and is intended to provide notice of the alleged violations and CBF's intent to file suit in Federal court after expiration of the 60 day statutory notice period.  Among other things, the letter alleges that PPL Brunner Island failed to comply with the terms of its National Pollutant Discharge Elimination System permit and associated regulations related to the application of nutrient credits to the facility's discharges of nitrogen into the Susquehanna River.  The letter also alleges that PADEP has failed to ensure that credits generated from nonpoint source pollution reduction activities that PPL Brunner Island applies to its discharges meet the eligibility and certification requirements under PADEP's nutrient trading program regulations.  If a court-approved settlement cannot be reached, CBF plans to seek injunctive relief, monetary penalties, fees and costs of litigation. PPL cannot predict the outcome of this matter.

Proposed Legislation - Pacific Northwest

In the first quarter of 2015, legislation was proposed in the State of Oregon to eliminate, over time, the sale of electricity in Oregon from coal-fired generating facilities, and in the State of Washington to provide a means of cost recovery to utility owners of coal-fired generating facilities who commit to retire such facilities. Both proposals are in early stages of consideration and PPL cannot predict whether any legislation seeking to achieve the objectives of the Oregon or Washington legislation will be enacted. Were such legislation to be enacted as proposed, such laws, either individually or collectively, would not be expected to have a material adverse effect on PPL's financial condition or results of operation.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant. In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one of its Clean Air Act claims, but declined to dismiss their common law tort claims. Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the state common law claims are preempted by federal statute. In December 2014, the U.S. Court of Appeals for the Sixth Circuit issued an order granting appellate review regarding the above matter and such issues as may appropriately be presented by the parties and determined by the court. PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on operations of the Cane Run plant. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and anticipates retiring the remaining two coal-fired units at the Cane Run plant in the third quarter of 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act. The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit. The Sierra Club seeks civil penalties, injunctive relief, plus costs and attorney's fees. The parties have filed various cross-motions for summary judgment which are pending before the court. PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant but believe the plant is operating in compliance with the permits.

Regulatory Issues

(All Registrants)

See Note 6 for information on regulatory matters related to utility rate regulation.

(PPL and PPL Electric)

New Jersey Capacity Legislation

In January 2011, New Jersey enacted a law (the Act) that PPL believes would intervene in the wholesale capacity market to create incentives for the development of new, in-state electricity generation facilities even when, under the FERC-approved PJM economic model, such new generation would not be economic. The Act could depress capacity prices in PJM in the short-term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In February 2011, PPL and several other companies filed a complaint in U.S. District Court in New Jersey challenging the Act on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution and requesting relief barring implementation. In October 2013, the U.S. District Court in New Jersey issued a decision finding the Act unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce. The decision was appealed to the U.S. Court of Appeals for the Third Circuit (Third Circuit) by CPV Power Development, Inc., Hess Newark, LLC and the State of New Jersey (the Appellants). In September 2014, the Third Circuit affirmed the District Court's decision. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case.

Maryland Capacity Order

In April 2012, the Maryland Public Service Commission (MD PSC) ordered (Order) three electric utilities in Maryland to enter into long-term contracts to support the construction of new electricity generating facilities in Maryland the intent of which, PPL believed, was to encourage the construction of new generation even when, under the FERC-approved PJM economic model, such new generation would not be economic. The MD PSC action could depress capacity prices in PJM in the short-term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to encourage necessary generation investment throughout PJM.

In April 2012, PPL and several other companies filed a complaint in U.S. District Court (District Court) in Maryland challenging the Order on the grounds that it violates the Supremacy and Commerce clauses of the U.S. Constitution and requested declaratory and injunctive relief barring implementation of the order by the MD PSC Commissioners. In September 2013, the District Court issued a decision finding the Order unconstitutional under the Supremacy Clause on the grounds that it infringes upon the FERC's exclusive authority to regulate the wholesale sale of electricity in interstate commerce. The decision was appealed to the U.S. Court of Appeals for the Fourth Circuit (Fourth Circuit) by CPV Power Development, Inc. and the State of Maryland (the Appellants). In June 2014, the Fourth Circuit affirmed the District Court's opinion and subsequently denied the Appellants' motion for rehearing. In December 2014, the Appellants filed a petition for certiorari before the U.S. Supreme Court. In March 2015, the U.S. Supreme Court requested the U.S. Solicitor General to submit briefs expressing its views as to the issues raised in this case.

Pacific Northwest Markets (PPL)

Through its subsidiaries, PPL Energy Supply made spot market bilateral sales of power in the Pacific Northwest during the period from December 2000 through June 2001. Several parties subsequently claimed refunds at FERC as a result of these sales. In June 2003, the FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001. In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence. In October 2011, FERC initiated proceedings to consider additional evidence. In July 2012, PPL Montana and the City of Tacoma, one of the two parties claiming refunds at FERC, reached a settlement whereby PPL Montana paid $75 thousand to resolve the City of Tacoma's $23 million claim. The settlement does not resolve the remaining claim outstanding by the City of Seattle for approximately $50 million. Hearings before a FERC Administrative Law Judge (ALJ) regarding the City of Seattle's refund claims were completed in October 2013 and briefing was completed in January 2014. In March 2014, the ALJ issued an initial decision denying the City of Seattle's complaint against PPL Montana. The initial decision is pending review by the FERC. In June 2015, the United States Court of Appeals for the Ninth Circuit will hold oral argument on an appeal from the FERC's October 2011 order setting out the remand process that FERC has followed from 2011 to the present.

Although PPL and its subsidiaries believe they have not engaged in any improper trading or marketing practices affecting the Pacific Northwest markets, PPL cannot predict the outcome of the above-described proceedings or whether any subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings. Consequently, PPL cannot estimate a range of reasonably possible losses, if any, related to this matter.

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

PPL, LG&E, KU and PPL Electric monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required. The resolution of a number of potential violations is pending. Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time. The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of geomagnetic disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geomagnetically induced currents on implicated transformers. In May 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval. The first type would require certain owners and operators of the nation's electricity infrastructure, such as the Registrants, to develop and implement operational procedures to mitigate the effects of geomagnetic disturbances on the bulk-power system. This NERC proposed standard was filed by NERC with FERC for approval in January 2014, and was approved in June 2014. The second type is to require owners and operators of the bulk-power system to assess certain geomagnetic disturbance events and develop and implement plans to protect the bulk-power system from those events. This proposal was filed by NERC with FERC for approval by January 22, 2015 and is pending consideration by FERC. The Registrants may be required to make significant expenditures in new equipment or modifications to their facilities to comply with the new requirements. The Registrants are unable to predict the amount of any expenditures that may be required as a result of the adoption of any Reliability Standards for geomagnetic disturbances.

Environmental Matters - Domestic

(All Registrants)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable. Because PPL Electric does not own any generating plants, its exposure to related environmental compliance costs is reduced. As PPL Energy Supply is not a rate-regulated entity, it cannot seek to recover environmental compliance costs through the mechanism of rate recovery. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(All Registrants except PPL Electric)

Air

CSAPR

The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 U.S. Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: Phase 1 commenced in January 2015 and Phase 2 commences in 2017. Sulfur dioxide emissions are subject to an annual trading program and nitrogen oxide emissions are subject to annual and ozone season programs. Oral arguments pertaining to outstanding challenges to the EPA's CSAPR were heard before the D.C. Circuit Court during February 2015.

Although PPL, LKE, LG&E and KU do not anticipate significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated.

National Ambient Air Quality Standards

In 2008, the EPA revised the National Ambient Air Quality Standard for ozone. As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT). The PADEP is expected to finalize a RACT rule in 2015 requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. The EPA proposed to further strengthen the ozone standard in November 2014, which could lead to further nitrogen oxide reductions, for PPL's fossil-fueled plants within the OTR. The EPA is under court order to finalize the standard by October 1, 2015. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. In January 2015, the EPA issued a policy memo to state agencies to facilitate the development of these plans for the 2008 standard, including modeling data defining state contributions. The implementation of such plans could have an impact on the structure and stringency of CSAPR Phase 2 reductions (discussed above), or it could lead to the development of a new ozone transport rule. Non-OTR states, including Kentucky, are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be determined at this time.

In 2010, the EPA finalized a new National Ambient Air Quality Standard for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Yellowstone County in Montana (Billings area) and part of Jefferson County in Kentucky. Attainment must be achieved by 2018. Pursuant to a consent decree between the EPA and Sierra Club approved on March 2, 2015, states are working to finalize designations for other areas by the 2017 or 2020 deadline depending on which designation methodology is used. PPL, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CSAPR (as discussed above), or the MATS, or the Regional Haze Rules (as discussed below), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard. If additional reductions were to be required, the financial impact could be significant. The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment (as noted above) is not expected to be significant, as the operations were suspended and the plant was retired in March 2015. In addition, MDEQ recently submitted a request to the EPA for a determination that this area is in attainment. If the EPA agrees with this request, then the deadlines associated with non-attainment would be suspended.

In December 2012, the EPA issued final rules that tighten the annual National Ambient Air Quality Standard for fine particulates. The rules were challenged by industry groups, and in May 2014 the D.C. Circuit Court upheld them. On January 15, 2015, the EPA published a final rule establishing area designations under the standard. Non-attainment areas in Pennsylvania and Kentucky were identified; however, EPA recently approved state implementation plan revisions for both states that improved these classifications. PPL Energy Supply, LG&E and KU plants in Pennsylvania and Kentucky will not be expected to make further reductions towards achieving attainment.

Until final rules are promulgated, non-attainment designations are finalized and state compliance plans are developed, PPL, LKE, LG&E and KU cannot predict the ultimate outcome of the new National Ambient Air Quality standards for ozone, sulfur dioxide and particulate matter.

MATS

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, known as the MATS, with an effective date of April 16, 2012. The rule was challenged by industry groups and states and was upheld by the D.C. Circuit Court in April 2014. A group of states subsequently petitioned the U.S. Supreme Court to review this decision and on March 25, 2015, oral arguments were heard as to one issue - whether or not EPA unreasonably refused to consider costs when determining whether the MATS regulation was appropriate and necessary. A U.S. Supreme Court decision is expected by June 30, 2015. The rule provides for a three-year compliance deadline with the potential for one- and two-year extensions as provided under the statute. PPL, LKE, LG&E and KU have completed installation or upgrading of relevant environmental controls at affected plants or have received compliance extensions, as applicable.

At the time the MATS rule was proposed, LG&E and KU filed requests with the KPSC for environmental cost recovery based on their expected need to install environmental controls including chemical additive and fabric-filter baghouses to remove air pollutants. Recovery of the cost of certain controls was granted by the KPSC in December 2011. LG&E's March 2015 retirement of one coal-fired generating unit at Cane Run and LG&E's and KU's anticipated retirement of remaining coal-fired electricity generating units located at Cane Run and Green River in 2015 and 2016 are in response to MATS and other environmental regulations. The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E or KU.

PPL believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants in Pennsylvania, the capital cost of which is not expected to be significant. PPL continues to analyze the potential impact of MATS on operating costs. With respect to PPL's Montana plants, modifications to the air pollution controls installed at Colstrip are required, the cost of which is not expected to be significant. Operations were suspended and the Corette plant was retired in March 2015 due to expected market conditions and the costs to comply with the MATS requirements.

PPL, LKE, LG&E and KU are conducting in-depth reviews of the EPA's amendments to the final rule and certain proposed corrections, none of which are currently expected to be significant.

Regional Haze and Visibility

The EPA's regional haze programs were developed under the Clean Air Act to eliminate man-made visibility degradation by 2064. Under the programs, states are required to make reasonable progress every decade through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977.

The primary power plant emissions affecting visibility are sulfur dioxide, nitrogen oxides and particulates. To date, the focus of regional haze regulation has been the western U.S. As for the eastern U.S., the EPA had determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups and others.

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

In Montana, the EPA Region 8 developed the regional haze plan as the MDEQ declined to do so. The EPA finalized the Federal Implementation Plan (FIP) for Montana in September 2012. The final FIP assumed no additional controls for Corette or Colstrip Units 3 and 4, but proposed stricter limits for Corette and Colstrip Units 1 and 2. PPL Energy Supply was meeting these stricter permit limits at Corette without any significant changes to operations, although other requirements have led to the suspension of operations and the retirement of Corette in March 2015 (see "MATS" discussion above). Under the final FIP, Colstrip Units 1 and 2 may require additional controls, including the possible installation of an SNCR and other technology, to meet more stringent nitrogen oxides and sulfur dioxide limits. The cost of these potential additional controls, if required, could be significant. Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit, oral argument was heard in May 2014, and the parties are awaiting a decision.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants. The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act. PPL, LKE, LG&E and KU received various EPA information requests in 2007 and

2009, but have received no further communications from the EPA related to those requests since providing their responses. In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance. The companies responded to the EPA and the matter remains open. In May and November 2012, PPL Montana received information requests from the EPA regarding projects undertaken during a Spring 2012 maintenance outage at Colstrip Unit 1. The EPA requests remain an open matter. In September 2012, PPL Montana received an information request from the MDEQ regarding Colstrip Unit 1 and other projects. MDEQ formally suspended this request on June 6, 2014 in consideration of pending litigation (see "Legal Matters - Sierra Club Litigation" above). PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

States and environmental groups also have commenced litigation alleging violations of the NSR regulations by coal-fired generating plants across the nation. See "Legal Matters" above for information on a lawsuit filed by environmental groups in March 2013 against PPL Montana and other owners of Colstrip.

If any PPL subsidiary is found to have violated NSR regulations by significantly increasing pollutants through a major plant modification, the subsidiary would, among other things, be required to meet stringent permit limits reflecting Best Available Control Technology (BACT) for pollutants meeting the National Ambient Air Quality Standards (NAAQS) in the area and reflecting Lowest Achievable Emission Rates for pollutants not meeting the NAAQS in the area. The costs to meet such limits, including installation of technology at certain units, could be material.

Trimble County Unit 2 Air Permit (PPL, LKE, LG&E and KU)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the Trimble County Unit 2 baseload coal-fired generating unit, but the agency upheld the permit in an order issued in September 2007. In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which, in January 2010, were incorporated into a final revised permit issued by the Kentucky Division for Air Quality. In March 2010, the environmental groups petitioned the EPA to object to the revised state permit. Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on plant operations, including increased capital costs, if any.

Climate Change

(All Registrants)

As a result of the April 2007 U.S. Supreme Court decision that the EPA has authority under the Clean Air Act to regulate carbon dioxide emissions from new motor vehicles, in April 2010 the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that applied beginning with 2012 model year vehicles. The EPA also clarified that this standard, beginning in 2011, authorized regulation of carbon dioxide emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act. The EPA's rules were challenged in court and on June 23, 2014, the U.S. Supreme Court ruled that the EPA has the authority to regulate carbon dioxide emissions under these provisions of the Clean Air Act but only for stationary sources that would otherwise have been subject to these provisions due to significant increases in emissions of other pollutants. As a result, any new sources or major modifications to an existing GHG source causing a net significant increase in carbon dioxide emissions must comply with BACT permit limits for carbon dioxide if it would otherwise be subject to BACT or lowest achievable emissions rate limits due to significant increases in other pollutants.

In June 2013, President Obama released his Climate Action Plan that reiterates the goal of reducing GHG emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change. Requirements related to this Plan could affect the Registrants and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements. As further described below, the EPA has proposed rules pursuant to this directive, which it expects to finalize in the second or third quarter of 2015. The EPA has also announced that it will develop a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act when the sources are already regulated under Section 112 is under challenge in the D.C. Circuit Court. Oral arguments were heard on April 16, 2015.

In January 2014, the EPA issued a revised proposal to regulate carbon dioxide emissions from new power plants. The revised proposal calls for separate emission standards for coal and gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal-fired plants. The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

In June 2014, the EPA issued proposed regulations addressing carbon dioxide emissions from existing power plants. The existing plant proposal contains state-specific rate-based reduction goals and guidelines for the development, submission and implementation of state plans to achieve the state goals. State-specific goals were calculated from 2012 data by applying EPA's broad interpretation and definition of the Best System of Emission Reduction resulting in stringent targets to be met in two phases (2020-2029 and 2030 and beyond). The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations. The EPA is also proposing potential state plan extensions based on the type of plan filed (single or multi state). PPL has analyzed the proposal and identified potential impacts and solutions in comments filed on December 1, 2014. PPL also submitted Supplemental Comments to FERC through EEI, advocating for reliability coordination and relief in response to technical conferences hosted by FERC on the reliability implications of implementing this rule. The regulation of carbon dioxide emissions from existing power plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

In June 2014, the EPA also proposed a regulation addressing carbon dioxide emissions from existing power plants that are modified or reconstructed. The Registrants, however, do not expect a significant impact from this rulemaking as there are no plans to modify or reconstruct their existing plants in a manner that would trigger the proposed requirements.

(PPL)

Based on the stringent GHG reduction requirements in the EPA's proposed rule for existing plants, and based on information gained from public input, the PADEP is no longer expecting to achieve all required GHG reductions by solely increasing efficiency at existing fossil-fuel plants and/or reducing their generation as set forth in the PADEP's April 10, 2014 white paper. In October 2014, the Governor of Pennsylvania signed into law Act 175 of 2014, requiring the PADEP to obtain General Assembly approval of any state plan addressing GHG emissions under the EPA's GHG rules for existing plants. The law includes provisions to minimize the exposure to a federal implementation plan due to legislative delay.

The MDEQ, at the request of the Governor of Montana, has issued a white paper outlining possible regulatory scenarios to implement the EPA's proposed GHG rule for existing plants, including a combination of increasing energy efficiency at coal-fired plants, adding more low- and zero-carbon generation, and carbon sequestration at Colstrip. The white paper was made public in September 2014 and the MDEQ has held public meetings to present the white paper and gather comments. Legislation drafted to require legislative approval of any related plan formulated by MDEQ was tabled.

(PPL, LKE, LG&E and KU)

In April 2014, the Kentucky General Assembly passed legislation which limits the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the EPA's regulations governing GHG emissions from existing sources. The legislation provides that such state GHG performance standards shall be based on emission reductions, efficiency measures, and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions may make it more difficult for Kentucky to achieve the GHG reduction levels which the EPA has proposed for Kentucky.

(All Registrants except PPL Electric)

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims. In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs. In June 2011, the U.S. Supreme Court overturned the Second Circuit and held that such federal common law claims were displaced by the Clean Air Act and regulatory actions of the EPA. In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) declined to overturn a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs. The complaint in the Comer case named the previous indirect parent of LKE as a defendant based upon emissions from the Kentucky plants. In January 2011, the U.S. Supreme Court denied a petition to reverse the Fifth Circuit's ruling. In May 2011, the plaintiffs in the Comer case filed a substantially similar complaint in federal district court in Mississippi against 87 companies, including KU and three other indirect subsidiaries of LKE, under a Mississippi statute that allows the re-filing of an action in certain circumstances. In March 2012, the Mississippi federal district court granted defendants' motions to dismiss the state common law claims. Plaintiffs appealed to the U.S. Court of Appeals for the Fifth Circuit, and in May 2013, the Fifth Circuit affirmed the district court's dismissal of the case. Additional litigation in federal and state courts over such issues is continuing. The Registrants cannot predict the outcome of these lawsuits or estimate a range of reasonably possible losses, if any.

Renewable Energy Legislation

(PPL and PPL Electric)

In Pennsylvania, House Bill 100 was introduced in February 2015, proposing to increase AEPS solar and Tier 1 targets. A similar bill is in the process of being introduced in the Senate (no bill number is available at this time). PPL and PPL Electric cannot predict the outcome of this legislative effort.

(PPL)

In New Jersey, a bill (S-1475) has been introduced to increase the current Renewable Portfolio Standard (RPS) to 30% from Class I sources by 2020. The chairman of the Senate Environmental Committee convened a workgroup to look at further changes to New Jersey's RPS law to enable New Jersey to meet emissions goals established in the state's Global Warming Response Act. A bill (S-2444) was subsequently introduced to mandate that 80% of New Jersey's electricity be generated from renewable resources by 2050. PPL cannot predict the outcome of this legislation.

(All Registrants)

The Registrants believe there are financial, regulatory and operational uncertainties related to the implementation of renewable energy mandates that will need to be resolved before the impact of such requirements on them can be estimated. Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation over-supply and downward pressure on energy prices that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy sources. These uncertainties are not directly addressed by proposed legislation. PPL cannot predict the effect on their competitive plants' future competitive position, results of operation, cash flows and financial position of renewable energy mandates that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

(All Registrants except PPL Electric)

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule will become effective on October 14, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. PPL expects that its plants using surface impoundments for management and disposal of CCRs or the past management of CCRs and continued use to manage waste waters will be most impacted by this rule. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. PPL, LKE, LG&E and KU also anticipate incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies.

PPL, LKE, LG&E and KU are reviewing the rule and are still evaluating its financial and operational impact. It is expected that these requirements will result in increases to existing AROs which will be recorded in the second quarter of 2015. PPL, LKE, LG&E and KU are not yet able to determine an estimate of the expected increases to the existing AROs. PPL, LKE, LG&E and KU believe relevant costs relating to this rule are subject to future rate recovery before the respective state regulatory agencies, or the FERC, as applicable.

Effluent Limitations Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits. The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate. The EPA's proposed ELG regulations contain requirements that would affect the inspection and operation of CCR facilities if finalized as proposed. The proposal contains alternative approaches, some of which could significantly impact PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's coal-fired plants. The final regulation is expected to be issued by the third or fourth quarter of 2015. At the present time, PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant. Pending finalization of the ELGs, certain states (including Pennsylvania and Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals. Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines.

Trimble County Landfill (PPL, LKE, LG&E and KU)

In May 2011, LG&E submitted an application for a special waste landfill permit to handle CCRs generated at the Trimble County plant. In May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act because it would eliminate an on-site karst feature considered to be a cave. In January 2014, LG&E submitted to the Kentucky Division of Waste Management a landfill permit application for an alternate site adjacent to the plant. LG&E has also applied for other necessary regulatory approvals including a dredge and fill permit from the U.S. Army Corps of Engineers, in which proceeding the EPA or the public have submitted certain comments to which LG&E and KU are responding. PPL, LKE, LG&E and KU are unable to determine the potential impact of this matter until all permits are issued and any resulting legal challenges are concluded.

Seepages and Groundwater Infiltration - Pennsylvania, Montana and Kentucky

(All Registrants except PPL Electric)

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various PPL, PPL Energy Supply, LKE, LG&E and KU plants. PPL, LKE, LG&E and KU have completed or are completing assessments of seepages or groundwater infiltration at various facilities and have completed or are working with agencies to respond to notices of violations and implement assessment or abatement measures, where required or applicable. A range of reasonably possible losses cannot currently be estimated.

(PPL)

In August 2012, PPL Montana entered into an Administrative Order on Consent (AOC) with the MDEQ which establishes a comprehensive process to investigate and remediate groundwater seepage impacts related to the wastewater facilities at the Colstrip power plant. The AOC requires that within five years, PPL Montana provide financial assurance to the MDEQ for the costs associated with closure and future monitoring of the waste-water treatment facilities. PPL Montana cannot predict at this time if the actions required under the AOC will create the need to adjust the existing ARO related to this facility.

In September 2012, Earthjustice filed an affidavit pursuant to Montana's Major Facility Siting Act (MFSA) that sought review of the AOC by Montana's Board of Environmental Review (BER) on behalf of the Sierra Club, the MEIC and the National Wildlife Federation. In September 2012, PPL Montana filed an election with the BER to have this proceeding conducted in Montana state district court as contemplated by the MFSA. In October 2012, Earthjustice filed a petition for review of the AOC in the Montana state district court in Rosebud County. This matter was stayed in December 2012. In April 2014, Earthjustice filed a motion for leave to amend the petition for review and to lift the stay which was granted by the court in May 2014. PPL Montana and the MDEQ responded to the amended petition and filed partial motions to dismiss in July 2014, which were both denied in October 2014. Discovery is ongoing, and a bench trial is set for April 2016.

Clean Water Act 316(b) (All Registrants except PPL Electric)

The EPA's final 316(b) rule for existing facilities became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms. States are allowed considerable authority to make site-specific determinations under the rule. The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment). Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs. Once-through systems would likely require additional technology to comply with the rule. Mill Creek Unit 1 and Brunner Island (all units) are the only units expected to be impacted. PPL, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

(All Registrants)

Waters of the United States (WOTUS)

In April 2014, the EPA and the U.S. Army Corps of Engineers (Army Corps) published a proposed rule defining WOTUS that could greatly expand the federal government's interpretation of what constitutes WOTUS subject to regulation under the Clean Water Act. If the definition is expanded as proposed by the EPA and the Army Corps, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant. The EPA plans to make certain changes to the proposed regulation based on comments received. The U.S. House and Senate are considering legislation to block this regulation. Until a final rule is issued, the Registrants cannot predict the outcome of the pending rulemaking. A final rule is expected by summer 2015.

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

(PPL)

A subsidiary of PPL Energy Supply has investigated alternatives to exclude fish from the discharge channel at its Brunner Island plant. In June 2012, a Consent Order and Agreement (COA) with the PADEP was signed, allowing the subsidiary to study a change in a cooling tower operational method that may keep fish from entering the channel. The COA required a retrofit of impingement control technology at the intakes to the cooling towers, at a cost that would have been significant. Based on the results of the first year of study, the PADEP has suggested closing the COA and writing a new COA to resolve the issue. PPL is in negotiations with the agency at this time. PPL cannot predict at this time the outcome of the proposed new COA and what impact, if any, it would have on their facilities, but the costs could be significant.

(PPL, LKE, LG&E and KU)

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant. In November 2010, the Cabinet issued a final order upholding the permit. In December 2010, the environmental groups appealed the order to the Trimble Circuit Court, but the case was subsequently transferred to the Franklin Circuit Court. In September 2013, the court reversed the Cabinet order upholding the permit and remanded the permit to the agency for further proceedings. In October 2013, LG&E filed a notice of appeal with the Kentucky Court of Appeals. In February 2015, oral arguments occurred in the appellate proceeding. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible losses, if any.

Superfund and Other Remediation (All Registrants)

PPL Electric is potentially responsible for costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site, the Brodhead site and the Ward Transformer site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric. However, should the EPA require different or additional measures in the future, or should PPL Electric's share of costs at multi-party sites increase substantially more than currently expected, the costs could be significant.

PPL Electric, LG&E and KU are remediating, have completed the remediation of, or are responding to agency inquiries regarding several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation. These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU. To date, the costs of these sites have not been significant. There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates, for which PPL Electric, LG&E and KU lack information on current site conditions and are therefore unable to predict what, if any, potential liability they may have.

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

From time to time, PPL's subsidiaries undertake remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL, PPL Electric, LG&E and KU.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in significant additional costs for PPL, PPL Electric, LG&E and KU.

Environmental Matters - WPD (PPL)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements. PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

Other

Nuclear Insurance (PPL)

The Price-Anderson Act is a United States Federal law governing liability-related issues and ensures the availability of funds for public liability claims arising from an incident at any U.S. licensed nuclear facility. It also seeks to limit the liability of nuclear reactor owners for such claims from any single incident. At March 31, 2015, the liability limit per incident is $13.6 billion for such claims which is funded by insurance coverage from American Nuclear Insurers and an industry assessment program.

Under the industry assessment program, in the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act, as amended, PPL Susquehanna could be assessed up to $255 million per incident, payable at $38 million per year.

Additionally, PPL Susquehanna purchases property insurance programs from NEIL, an industry mutual insurance company of which PPL Susquehanna is a member. At March 31, 2015, facilities at the Susquehanna plant are insured against property damage losses up to $2.0 billion. PPL Susquehanna also purchases an insurance program that provides coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.

Under the NEIL property and replacement power insurance programs, PPL Susquehanna could be assessed retrospective premiums in the event of the insurers' adverse loss experience. This maximum assessment is $46 million at March 31, 2015. Effective April 1, 2015, this maximum assessment increased to $55 million. PPL Energy Supply has additional coverage that, under certain conditions, may reduce this exposure.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2015. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities", "Indemnification for sales of assets" and "Indemnification of lease termination and other divestitures." The total recorded liability at March 31, 2015 and December 31, 2014, was $37 million and $38 million for PPL and $19 million for LKE for both periods. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	March 31, 2015		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$11	(b)	2018
WPD guarantee of pension and other obligations of unconsolidated entities	114	(c)
Indemnifications for sales of assets	1,150	(d)	2016 - 2025

PPL Electric
Guarantee of inventory value	32	(e)	2017

LKE
Indemnification of lease termination and other divestitures	301	(f)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(g)

(a)	Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition. A cross indemnity has been received from the seller on the tax issue. The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.
(b)	Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process. The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases where the agreements provide for specific limits.

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
(c)	Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At March 31, 2015, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
(d)	Indemnifications are governed by the specific sales agreement and include breach of the representations, warranties and covenants, and liabilities for certain other matters. The maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations. The exposure and expiration date noted is based on those cases in which the agreements provide for specific limits. The exposure at March 31, 2015 includes amounts related to the sale of the Montana Hydroelectric facilities. See Note 8 for additional information related to the sale.
(e)	A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.
(f)	LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009. These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations. The most comprehensive of these WKE-related guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million. Certain items such as government fines and penalties fall outside the cumulative cap. Another WKE-related LKE guarantee covers other indemnifications, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter, which granted LKE's indemnitee certain rights of first refusal to purchase excess power at a market-based price rather than at an absolute fixed price. In January 2013, LKE's indemnitee commenced a proceeding in the Kentucky Court of Appeals appealing a December 2012 order of the Henderson Circuit Court, confirming the arbitration award. In May 2014, the Court of Appeals issued an opinion affirming the lower court decision. LKE's indemnitee filed a Motion for Discretionary Review with the Kentucky Supreme Court in October 2014. LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including potential for additional legal challenges regarding the arbitration decision as well as future prices, availability and demand for the subject excess power. LKE continues to evaluate various legal and commercial options with respect to this indemnification matter. The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an
57

indemnified party. However, LKE is not aware of formal claims under such indemnities made by any party at this time. LKE cannot predict the ultimate outcomes of indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

(g)	Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts currently included within a demand charge designed and currently expected to cover these costs over the term of the contract. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" and "Guarantees and Other Assurances" in Note 13 in PPL's, LKE's, LG&E's and KU's 2014 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply. PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations. The purchases from PPL EnergyPlus are included in PPL Electric's Statements of Income as "Energy purchases from affiliate".

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits. PPL EnergyPlus is required to post collateral with PPL Electric when: (a) the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit. PPL EnergyPlus does not have an established credit limit. At March 31, 2015, PPL EnergyPlus was not required to post collateral. In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply. See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including PPL EnergyPlus.

Support Costs (All Registrants except PPL)

PPL Services and LKS provide their respective PPL and LKE subsidiaries with administrative, management and support services.  In 2015, PPL EU Services was formed to provide the majority of financial, supply chain, human resources and facilities management services primarily to PPL Electric.  PPL Services will continue to provide certain corporate functions. For all service companies, the costs of these services are charged to the respective recipients as direct support costs.  General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs.  PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended March 31, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months
	2015	2014

PPL Electric from PPL Services	$30	$41
LKE from PPL Services	4	4
PPL Electric from PPL EU Services	15

LG&E from LKS	51	48
KU from LKS	56	53

LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges. Tax settlements between LKE and LG&E and LKE and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. At March 31, 2015 and December 31, 2014, $40 and $41 million were outstanding and were reflected in "Notes payable with affiliates" on the consolidated Balance Sheets. The interest rate on borrowings is equal to one-month LIBOR plus a spread. The interest rates on the outstanding borrowing at March 31, 2015 and December 31, 2014 were 1.67% and 1.65%. Interest on the revolving line of credit was not significant for the three months ended March 31, 2015 and 2014.

Intercompany Derivatives (LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL. These hedging instruments have terms identical to forward-starting swaps entered into by PPL with third parties. See Note 14 for additional information on intercompany derivatives.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

The components of "Other Income (Expense) - net" for the periods ended March 31 were:

	Three Months
	2015	2014
Other Income
Earnings on securities in NDT funds	$7	$6
Interest income	1	1
AFUDC - equity component	4	3
Miscellaneous	5	2
Total Other Income	17	12
Other Expense
Economic foreign currency exchange contracts (Note 14)	(88)	24
Charitable contributions	5	7
Spinoff of PPL Energy Supply transaction costs (Note 8)	2
Miscellaneous	3	4
Total Other Expense	(78)	35
Other Income (Expense) - net	$95	$(23)

(All Registrants except PPL)

The components of "Other Income (Expense) - net" for the three months ended March 31, 2015 and 2014 for PPL Electric, LKE, LG&E and KU were not significant.

13. Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three months ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2014 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,335	$1,335			$1,751	$1,751
Short-term investments	135	135			120	120
Restricted cash and cash equivalents (a)	231	231			224	224
Price risk management assets:
Energy commodities	1,298	2	$1,136	$160	1,318	6	$1,171	$141
Foreign currency contracts	209		209		130		130
Cross-currency swaps	49		49		29		28	1
Total price risk management assets	1,556	2	1,394	160	1,477	6	1,329	142
NDT funds:
Cash and cash equivalents	20	20			19	19
Equity securities
U.S. large-cap	620	461	159		611	454	157
U.S. mid/small-cap	93	38	55		89	37	52
Debt securities
U.S. Treasury	97	97			99	99
U.S. government sponsored agency	8		8		9		9
Municipality	76		76		76		76
Investment-grade corporate	45		45		42		42
Other	3		3		3		3
Receivables (payables), net	3	1	2		2		2
Total NDT funds	965	617	348		950	609	341
Auction rate securities (b)	10			10	10			10
Total assets	$4,232	$2,320	$1,742	$170	$4,532	$2,710	$1,670	$152

Liabilities
Price risk management liabilities:
Energy commodities	$1,163	$2	$1,130	$31	$1,217	$5	$1,182	$30
Interest rate swaps	235		235		156		156
Foreign currency contracts	6		6		2		2
Cross-currency swaps	2		2		3		3
Total price risk management liabilities	$1,406	$2	$1,373	$31	$1,378	$5	$1,343	$30

PPL Electric
Assets
Cash and cash equivalents	$35	$35			$214	$214
Restricted cash and cash equivalents (c)	2	2			3	3
Total assets	$37	$37			$217	$217

LKE
Assets
Cash and cash equivalents	$40	$40		$21	$21
Cash collateral posted to counterparties (d)	22	22		21	21
Total assets	$62	$62		$42	$42

Liabilities
Price risk management liabilities:
Interest rate swaps	$174		$174	$114		$114
Total price risk management liabilities	$174		$174	$114		$114

LG&E
Assets
Cash and cash equivalents	$17	$17		$10	$10
Cash collateral posted to counterparties (d)	22	22		21	21
Total assets	$39	$39		$31	$31

Liabilities
Price risk management liabilities:
Interest rate swaps	$113		$113	$81		$81
Total price risk management liabilities	$113		$113	$81		$81

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$23	$23			$11	$11
Total assets	$23	$23			$11	$11

Liabilities
Price risk management liabilities:
Interest rate swaps	$61		$61		$33		$33
Total price risk management liabilities	$61		$61		$33		$33

(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets. Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

A reconciliation of net assets and liabilities classified as Level 3 for the three months ended March 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015				2014
	Energy	Auction	Cross-		Energy	Auction	Cross-
	Commodities,	Rate	Currency		Commodities,	Rate	Currency
	net	Securities	Swaps	Total	net	Securities	Swaps	Total
PPL
Balance at beginning of
period	$111	$10	$1	$122	$24	$19		$43
Total realized/unrealized
gains (losses)
Included in earnings	(17)			(17)	(135)			(135)
Included in OCI (a)			6	6			$(1)	(1)
Sales						(3)		(3)
Settlements	30			30	128			128
Transfers into Level 3	4			4
Transfers out of Level 3	1		(7)	(6)			1	1
Balance at end of period	$129	$10	$	$139	$17	$16	$	$33

(a)	"Energy Commodities, net" and "Cross-Currency Swaps" are included in "Qualifying derivatives" and "Auction Rate Securities" are included in "Available-for-sale securities" on the Statements of Comprehensive Income.

The significant unobservable inputs used in and quantitative information about the fair value measurement of assets and liabilities classified as Level 3 are as follows:

	March 31, 2015
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$49	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (43%)
Power sales contracts (c)	1	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (82%)
Heat rate options (e)	79	Discounted cash flow	Proprietary model used to calculate forward prices	22% - 44% (40%)

Auction rate securities (f)	10	Discounted cash flow	Modeled from SIFMA Index	41% - 69% (53%)

	December 31, 2014
	Fair Value, net			Range
	Asset	Valuation	Unobservable	(Weighted
	(Liability)	Technique	Input(s)	Average) (a)
PPL
Energy commodities
Natural gas contracts (b)	$59	Discounted cash flow	Proprietary model used to calculate forward prices	11% - 100% (52%)
Power sales contracts (c)	(1)	Discounted cash flow	Proprietary model used to calculate forward prices	10% - 100% (59%)
FTR purchase contracts (d)	3	Discounted cash flow	Historical settled prices used to model forward prices	100% (100%)
Heat rate options (e)	50	Discounted cash flow	Proprietary model used to calculate forward prices	23% - 51% (45%)

Auction rate securities (f)	10	Discounted cash flow	Modeled from SIFMA Index	44% - 69% (63%)

Cross-currency swaps (g)	1	Discounted cash flow	Credit valuation adjustment	15% (15%)

(a)	For energy commodities and auction rate securities, the range and weighted average represent the percentage of fair value derived from the unobservable inputs. For cross-currency swaps, the range and weighted average represent the percentage change in fair value due to the unobservable inputs used in the model to calculate the credit valuation adjustment.
(b)	As the forward price of natural gas increases/(decreases), the fair value of purchase contracts increases/(decreases). As the forward price of natural gas increases/(decreases), the fair value of sales contracts (decreases)/increases.
(c)	As forward market prices increase/(decrease), the fair value of contracts (decreases)/increases. As volumetric assumptions for contracts in a gain position increase/(decrease), the fair value of contracts increases/(decreases). As volumetric assumptions for contracts in a loss position increase/(decrease), the fair value of the contracts (decreases)/increases.
(d)	As the forward implied spread increases/(decreases), the fair value of the contracts increases/(decreases).
(e)	The proprietary model used to calculate fair value incorporates market heat rates, correlations and volatilities. As the market implied heat rate increases/(decreases), the fair value of the contracts increases/(decreases).
(f)	The model used to calculate fair value incorporates an assumption that the auctions will continue to fail. As the modeled forward rates of the SIFMA Index increase/(decrease), the fair value of the securities increases/(decreases).
(g)	The credit valuation adjustment incorporates projected probabilities of default and estimated recovery rates. As the credit valuation adjustment increases/(decreases), the fair value of the swaps (decreases)/increases.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three months ended are reported in the Statements of Income as follows:

	Energy Commodities, net
	Unregulated		Unregulated		Energy
	Wholesale Energy		Retail Energy		Purchases
	2015	2014	2015	2014	2015	2014
PPL
Total gains (losses) included in earnings	$21	$(89)	$(40)	$(63)	$2	$17
Change in unrealized gains (losses) relating
to positions still held at the reporting date	25	(13)	(9)	(33)	1	1

Price Risk Management Assets/Liabilities - Energy Commodities (PPL)

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

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3. Level 3 contracts are valued using PPL proprietary models which may include significant unobservable inputs such as delivery at a location where pricing is unobservable, delivery dates that are beyond the dates for which independent quotes are available, volumetric assumptions, implied volatilities, implied correlations, and market implied heat rates. Forward transactions, including forward transactions classified as Level 3, are analyzed by PPL's Risk Management department. Accounting personnel interpret the analysis quarterly to appropriately classify the forward transactions in the fair value hierarchy.

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

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3. The primary reasons for the transfers during 2015 were changes in the availability of market information and changes in the significance of the unobservable inputs utilized in the valuation of the contracts.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3. For PPL, the primary reason for the transfers between Level 2 and Level 3 during 2015 and 2014 was the change in the significance of the credit valuation adjustment. Cross-currency swaps are valued by PPL's Treasury department. Accounting personnel interpret analysis quarterly to classify the contracts in the fair value hierarchy. Valuation techniques are evaluated periodically.

(PPL)

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

The fair value of debt securities is generally measured using a market approach, including the use of pricing models which incorporate observable inputs. Common inputs include benchmark yields, relevant trade data, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments. When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as payment data, future predicted cash flows, collateral performance and new issue data.

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

Auction rate securities are valued by PPL's Treasury department. Accounting personnel interpret the analysis quarterly to classify the contracts in the fair value hierarchy. Valuation techniques are evaluated periodically.

Nonrecurring Fair Value Measurements (PPL)

The following nonrecurring fair value measurement occurred during the three months ended March 31, 2014, resulting in an asset impairment:

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 3	Loss (b)
PPL
Kerr Dam Project	$47	$29	$18

(a)	Represents carrying value before fair value measurement.
(b)	The loss on the Kerr Dam Project was recorded in the Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2014 Statement of Income.

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

Kerr Dam Project

PPL Montana previously held a joint operating license issued for the Kerr Dam Project. The license extends until 2035 and, between 2015 and 2025, the Confederated Salish and Kootenai Tribes of the Flathead Nation (the Tribes) have the option to purchase, hold and operate the Kerr Dam Project. The parties submitted the issue of the appropriate amount of the conveyance price to arbitration in February 2013. In March 2014, the arbitration panel issued its final decision holding that the conveyance price payable by the Tribes for the Kerr Dam Project is $18 million. As a result of the decision, PPL Energy Supply performed a recoverability test on the Kerr Dam Project and recorded an impairment charge. PPL Energy Supply performed an internal analysis using an income approach based on discounted cash flows (a PPL proprietary model) to assess the fair value of the Kerr Dam Project.  Assumptions used in the PPL proprietary model were the conveyance price, forward energy price curves, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the business planning process and a market participant discount rate. Through this analysis, PPL Energy Supply determined the fair value of the Kerr Dam Project to be $29 million at March 31, 2014. The Kerr Dam Project was included in the sale of the Montana Hydroelectric facilities and the assets were removed from the Balance Sheet. See Note 8 for additional information.

The assets were valued by the PPL Energy Supply Financial Department.  Accounting personnel interpreted the analysis to appropriately classify the assets in the fair value hierarchy.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below. The fair values were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Registrants. Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement.

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

PPL	$20,307	$23,258	$20,391	$22,670
PPL Electric	2,603	3,084	2,602	2,990

LKE	4,567	5,091	4,567	4,946
LG&E	1,353	1,493	1,353	1,455
KU	2,091	2,396	2,091	2,313

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

(PPL)

At March 31, 2015, PPL had credit exposure of $692 million from energy trading partners, excluding the effects of netting arrangements, reserves and collateral. As a result of netting arrangements, reserves and collateral, PPL's credit exposure was reduced to $402 million. The top ten counterparties including their affiliates accounted for $220 million, or 55%, of these exposures. Eight of these counterparties had an investment grade credit rating from S&P or Moody's and accounted for 75% of the top ten exposures. The remaining counterparties are rated below investment grade, but are current on their obligations.

(PPL Electric)

PPL Electric is exposed to credit risk under energy supply contracts (including its supply contracts with PPL EnergyPlus); however, its PUC-approved recovery mechanism is anticipated to substantially mitigate this exposure.

(LKE, LG&E and KU)

At March 31, 2015, LKE's, LG&E's and KU's credit exposure was not significant.

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

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks. Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis exposure, interest rates and foreign currency exchange rates. Many of the contracts meet the definition of a derivative. All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

The table below summarizes the market risks that affect PPL and its Subsidiary Registrants.

	PPL	PPL Electric	LKE	LG&E	KU

Commodity price risk (including basis and volumetric risk)	X	M	M	M	M
Interest rate risk:
Debt issuances	X	M	M	M	M
Defined benefit plans	X	M	M	M	M
NDT securities	X
Equity securities price risk:
Defined benefit plans	X	M	M	M	M
NDT securities	X
Future stock transactions	X
Foreign currency risk - WPD investment and earnings	X
65

X	= PPL actively mitigates market risks through its risk management programs described above.
M	= The regulatory environments for PPL's regulated entities, by definition, significantly mitigate market risk.

Commodity price risk

•	PPL is exposed to commodity price risk through its domestic subsidiaries as described below. WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K.

•	PPL is exposed to commodity price risk for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity and gas marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities.

•	PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk. PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers. These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•	LG&E's and KU's rates include certain mechanisms for fuel and environmental expenses. In addition, LG&E's rates include certain mechanisms for gas supply. These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

•	PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. WPD holds over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt, and LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

•	PPL and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place. Additionally, PPL is exposed to interest rate risk associated with debt securities held by the NDT.

Equity securities price risk

•	PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place. Additionally, PPL is exposed to equity securities price risk in the NDT funds.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

Credit Risk

Credit risk is the potential loss that may be incurred due to a counterparty's non-performance.

PPL is exposed to credit risk from "in-the-money" interest rate and foreign currency derivatives with financial institutions, as well as additional credit risk through certain of its subsidiaries, as discussed below.

PPL is exposed to credit risk from "in-the-money" commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, financial institutions, other wholesale customers and retail customers.

The majority of PPL's credit risk stems from commodity derivatives for multi-year contracts for energy sales and purchases entered into by PPL Energy Supply. If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same or better prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses. Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts. In the event a supplier of LKE (through its subsidiaries LG&E and KU) or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thus mitigating the financial risk for these entities.

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

PPL's obligation to return counterparty cash collateral under master netting arrangements was $11 million at March 31, 2015 and December 31, 2014.

PPL Electric, LKE and LG&E had no obligation to return cash collateral under master netting arrangements at March 31, 2015 and December 31, 2014.

PPL, LKE and LG&E posted $22 million and $21 million of cash collateral under master netting arrangements at March 31, 2015 and December 31, 2014.

PPL Electric and KU did not post any cash collateral under master netting arrangements at March 31, 2015 and December 31, 2014.

See "Offsetting Derivative Investments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

(PPL)

Commodity Price Risk (Non-trading)

Commodity price risk, including basis and volumetric risk, is among PPL's most significant risks due to the level of investment that PPL Energy Supply maintains in its competitive generation assets, as well as the extent of its marketing activities. Several factors influence price levels and volatilities. These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL Energy Supply maximizes the value of its unregulated wholesale and unregulated retail energy portfolios through the use of non-trading strategies that include sales of competitive baseload generation, optimization of competitive intermediate and peaking generation and marketing activities.

PPL Energy Supply has a formal hedging program to economically hedge the forecasted purchase and sale of electricity and related fuels for its competitive baseload generation fleet, which includes 6,496 MW (summer rating) of nuclear, coal and hydroelectric generating capacity. PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,252 MW (summer rating) of natural gas and oil-fired generation. PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and related supply contracts, retail natural gas and electricity sales contracts and other marketing activities. The strategies that PPL Energy Supply uses to hedge its full-requirement sales contracts include purchasing energy (at a liquid trading hub or directly at the load delivery zone), capacity and RECs in the market and/or supplying the energy, capacity and RECs from its generation assets.

PPL Energy Supply enters into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, natural gas, oil and other commodities. Certain contracts are non-derivatives or NPNS is elected and therefore they are not reflected in the financial statements until delivery. PPL Energy Supply segregates its non-trading activities into two categories: cash flow hedges and economic activity as discussed below.

Cash Flow Hedges

Certain derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs. In 2015 and 2014, there were no active cash flow hedges and there was no hedge ineffectiveness associated with energy derivatives. At March 31, 2015, the accumulated net unrecognized after-tax gains (losses) that are expected to be reclassified into earnings during the next 12 months were $18 million. Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedge transaction is probable of not occurring. There were no such reclassifications for the three months ended March 31, 2015 and 2014.

Economic Activity

Many derivative contracts economically hedge the commodity price risk associated with electricity, natural gas, oil and other commodities but do not receive hedge accounting treatment because they were not eligible for hedge accounting or because hedge accounting was not elected. These derivatives hedge a portion of the economic value of PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations. The derivative contracts in this category that existed at March 31, 2015 range in maturity through 2020.

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

The unrealized gains (losses) for economic activity for the periods ended March 31 were as follows.

	Three Months
	2015	2014
Operating Revenues
Unregulated wholesale energy	$(92)	$(789)
Unregulated retail energy	(13)	(26)
Operating Expenses
Fuel		(1)
Energy purchases	145	580

Commodity Price Risk (Trading)

PPL Energy Supply has a proprietary trading strategy which is utilized to take advantage of market opportunities primarily in its geographic footprint. As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in losses if prices do not move in the manner or direction anticipated. Net energy trading margins, which are included in "Unregulated wholesale energy" on the Statements of Income, were insignificant for the three months ended March 31, 2015 and 2014.

Commodity Volumes

At March 31, 2015, the net volumes of derivative (sales)/purchase contracts used in support of the various strategies discussed above were as follows.

		Volumes (a)
Commodity	Unit of Measure	2015 (b)	2016	2017	Thereafter

Power	MWh	(30,874,062)	(8,521,382)	(248,329)	2,236,333
Capacity	MW-Month	(3,998)	(878)	6	3
Gas	MMBtu	157,995,389	87,545,701	13,742,416	20,314,625
FTRs	MW-Month	532
Oil	Barrels	300,328	387,429	257,483	60,000

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Represents balance of the current year.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At March 31, 2015, PPL held an aggregate notional value in interest rate swap contracts of $1.6 billion that range in maturity through 2045. The amount outstanding includes swaps entered into by PPL on behalf of LG&E and KU. Realized gains and losses on the LG&E and KU swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded.

At March 31, 2015, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $1.3 billion that range in maturity from 2016 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended March 31, 2015, PPL had no hedge ineffectiveness associated with interest rate derivatives and an insignificant amount for the three months ended March 31, 2014.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring. PPL had no such reclassifications for the three months ended March 31, 2015 associated with discontinued cash flow hedges and an insignificant amount reclassified for the three months ended March 31, 2014.

At March 31, 2015, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(13) million. In addition, see Note 8 for unamortized losses on PPL interest rate swaps expected to be reclassified into earnings and reflected in discontinued operations at the close of the spinoff transaction. Amounts are reclassified as the hedged interest expense is recorded.

(LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties. Realized gains and losses on all of these swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded. At March 31, 2015, the total notional amount of forward starting interest rate swaps outstanding was $1 billion (LG&E and KU each held contracts of $500 million). The swaps range in maturity through 2045.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2015, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

Foreign Currency Risk

(PPL)

PPL is exposed to foreign currency risk, primarily through investments in and earnings of U.K. affiliates. PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments. In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected GBP earnings.

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. The contracts outstanding at March 31, 2015 had a notional amount of £217 million (approximately $355 million based on contracted rates). The settlement dates of these contracts range from May 2015 through June 2016.

At March 31, 2015, PPL had $24 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to $14 million at December 31, 2014.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At March 31, 2015, the total exposure hedged by PPL was approximately £1.3 billion (approximately $2.1 billion based on contracted rates). These contracts had termination dates ranging from April 2015 through March 2017.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL Energy Supply include certain full-requirement sales contracts, other physical purchase and sales contracts and certain retail energy and physical capacity contracts, and for PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2015 and December 31, 2014. PPL Energy Supply has many physical and financial commodity purchases and sales contracts that economically hedge commodity price risk but do not receive hedge accounting treatment. As such, realized and unrealized gains (losses) on these contracts are recorded currently in earnings. Generally each contract is considered a unit of account and PPL presents gains (losses) on physical and financial commodity sales contracts in "Unregulated wholesale energy" or "Unregulated retail energy" and (gains) losses on physical and financial commodity purchase contracts in "Fuel" or "Energy purchases" on the Statements of Income. Certain of the economic hedging strategies employed by PPL Energy Supply utilize a combination of financial purchases and sales contracts which are similarly reported gross as an expense and revenue, respectively, on PPL's Statements of Income. PPL records realized hourly net sales or purchases of physical power with PJM in its Statements of Income as "Unregulated wholesale energy" if in a net sales position and "Energy purchases" if in a net purchase position.

See Notes 1 and 17 in each Registrant's 2014 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2015				December 31, 2014
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		$160		$5		$94		$5
Cross-currency swaps (b)	$1	2				3
Foreign currency
contracts	24		$106	2	$12		$67
Commodity contracts			988	904			1,079	1,024
Total current	25	162	1,094	911	12	97	1,146	1,029
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		23		47		14		43
Cross-currency swaps (b)	48				29
Foreign currency
contracts	10		69	4	5		46	2
Commodity contracts			310	259			239	193
Total noncurrent	58	23	379	310	34	14	285	238
Total derivatives	$83	$185	$1,473	$1,221	$46	$111	$1,431	$1,267

(a)	Represents the location on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the three months ended March 31.

				2015		2014
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2015	2014	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(19)	$(46)	Interest expense	$(4)		$(5)	$2
Cross-currency swaps	21	(25)	Interest expense	1
			Other income
			(expense) - net	17		(29)
Commodity contracts			Unregulated
			wholesale energy	(2)		(1)
			Energy purchases	8		7
			Depreciation	1		1
			Discontinued operations			2
Total	$2	$(71)		$21		$(25)	$2

Net Investment Hedges:
Foreign currency contracts	$16	$(4)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	2015	2014

Foreign currency contracts	Other income (expense) - net	$88	$(24)
Interest rate swaps	Interest expense	(2)	(2)
Commodity contracts	Unregulated wholesale energy (a)	(229)	(3,042)
	Unregulated retail energy	(39)	(64)
	Fuel	(3)	(1)
	Energy purchases (b)	196	2,364
	Discontinued operations		(2)
	Total	$11	$(771)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2015	2014

Interest rate swaps	Regulatory assets- noncurrent	$(56)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2015	2014

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$(4)

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather.
(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$122		$66

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the three months ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2015	2014

Interest rate swaps	Regulatory assets - noncurrent	$(56)

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$61		$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the three months ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2015	2014

Interest rate swaps	Regulatory assets - noncurrent	$(28)

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$61		$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the three months ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2015	2014

Interest rate swaps	Regulatory assets - noncurrent	$(28)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$5		$5
Total current		5		5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		47		43
Total noncurrent		47		43
Total derivatives		$52		$48

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the three months ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	2015	2014

Interest rate swaps	Interest expense	$(2)	$(2)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2015	2014

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$(4)

(All Registrants except PPL Electric)

Offsetting Derivative Instruments

PPL, LKE, LG&E and KU or certain of their subsidiaries have master netting arrangements or similar agreements in place including derivative clearing agreements with futures commission merchants (FCMs) to permit the trading of cleared derivative products on one or more futures exchanges. The clearing arrangements permit a FCM to use and apply any property in its possession as a set off to pay amounts or discharge obligations owed by a customer upon default of the customer and typically do not place any restrictions on the FCM's use of collateral posted by the customer. PPL, LKE, LG&E and KU and their subsidiaries also enter into agreements pursuant to which they trade certain energy and other products. Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to setoff amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

PPL, LKE, LG&E and KU have elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivatives agreements. The table below summarizes the derivative positions presented in the balance sheets where a right of setoff exists under these arrangements and related cash collateral received or pledged.

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net

March 31, 2015
PPL
Energy Commodities	$1,298	$990	$11	$297	$1,163	$990	$49	$124
Treasury Derivatives	258	105		153	243	105	21	117
Total	$1,556	$1,095	$11	$450	$1,406	$1,095	$70	$241

LKE
Treasury Derivatives	$174		$21	$153

LG&E
Treasury Derivatives	$113		$21	$92

KU
Treasury Derivatives	$61	$		$61

December 31, 2014
PPL
Energy Commodities	$1,318	$1,060	$10	$248	$1,217	$1,060	$58	$99
Treasury Derivatives	159	65		94	161	65	21	75
Total	$1,477	$1,125	$10	$342	$1,378	$1,125	$79	$174

LKE
Treasury Derivatives	$114	$20	$94

LG&E
Treasury Derivatives	$81	$20	$61

KU
Treasury Derivatives	$33		$33

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, LKE, LG&E and KU or certain of their subsidiaries. Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade. Some of these features also would allow the counterparty to require additional collateral upon each downgrade in the credit rating at levels that remain above investment grade. In either case, if the applicable credit rating were to fall below investment grade, and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

Additionally, certain derivative contracts contain credit risk-related contingent features that require adequate assurance of performance be provided if the other party has reasonable concerns regarding the performance of PPL's, LKE's, LG&E's, and KU's obligations under the contracts. A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity. This would typically involve negotiations among the parties. However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" features.

(All Registrants except PPL Electric and KU)

At March 31, 2015, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL		LKE	LG&E

Aggregate fair value of derivative instruments in a net liability position with credit risk-related
contingent features	$241		$31	$31
Aggregate fair value of collateral posted on these derivative instruments	140		22	22
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	128	(b)	10	10

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.
(b)	PPL Energy Supply's credit rating is currently below investment grade. Amounts related to PPL Energy Supply represent net liability positions subject to further adequate assurance features.

15. Goodwill

(PPL)

The change in the carrying amount of goodwill for the three months ended March 31, 2015 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(All Registrants except PPL Electric)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU

Balance at December 31, 2014	$761	$285	$74	$211
Accretion	12	3	1	2
Effect of foreign currency exchange rates	(1)
Obligations settled	(1)	(1)	(1)
Balance at March 31, 2015	$771	$287	$74	$213

Substantially all of the ARO balances are classified as noncurrent at March 31, 2015 and December 31, 2014.

See Note 10 for information on a CCR rule that is expected to require the recording of additional AROs in the second quarter of 2015.

(PPL)

PPL's most significant ARO relates to the decommissioning of the Susquehanna nuclear plant. See Notes 13 and 17 for additional information on the assets in the NDT funds that are legally restricted for the purposes of settling this ARO.

(All Registrants except PPL Electric)

LG&E's and KU's accretion and ARO-related depreciation expense are recorded as a regulatory asset, such that there is no net earnings impact.

17. Available-for-Sale Securities

(PPL)

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

	March 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
NDT funds:
Cash and cash equivalents	$20			$20	$19			$19
Equity securities	287	$426		713	283	$417		700
Debt securities	218	12	$1	229	218	11		229
Receivables/payables, net	3			3	2			2
Total NDT funds	$528	$438	$1	$965	$522	$428		$950

Auction rate securities
PPL	$11		$1	$10	$11		$1	$10

See Note 13 for details on the securities held by the NDT funds.

There were no securities with credit losses at March 31, 2015 and December 31, 2014.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2015.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	6-10	in Excess
	1 Year	Years	Years	of 10 Years	Total

Amortized cost	$11	$82	$67	$69	$229
Fair value	11	84	70	74	239

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities for the periods ended March 31.

	Three Months
	2015	2014

Proceeds from sales of NDT securities (a)	$38	$27
Other proceeds from sales		3
Gross realized gains (b)	5	3
Gross realized losses (b)	3	1

(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized on the Statements of Income.

18. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the three months ended March 31 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total

December 31, 2014	$(286)	$202	$20	$1	$3	$(2,215)	$1	$(2,274)
Amounts arising during the period	(66)	5	6			(1)		(56)
Reclassifications from AOCI		(1)	(17)	(1)		38		19
Net OCI during the period	(66)	4	(11)	(1)		37		(37)
March 31, 2015	$(352)	$206	$9	$	$3	$(2,178)	$1	$(2,311)

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total

December 31, 2013	$(11)	$173	$94	$1	$(6)	$(1,817)	$1	$(1,565)
Amounts arising during the period	131	5	(46)					90
Reclassifications from AOCI		(1)	19		1	27		46
Net OCI during the period	131	4	(27)		1	27		136
March 31, 2014	$120	$177	$67	$1	$(5)	$(1,790)	$1	$(1,429)

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

			Affected Line Item on the
Details about AOCI	2015	2014	Statements of Income

Available-for-sale securities	$2	$2	Other Income (Expense) - net
Total Pre-tax	2	2
Income Taxes	(1)	(1)
Total After-tax	1	1

Qualifying derivatives
Interest rate swaps	(4)	(3)	Interest Expense
Cross-currency swaps	17	(29)	Other Income (Expense) - net
	1		Interest Expense
Energy commodities	(2)	(1)	Unregulated wholesale energy
	8	7	Energy purchases
		2	Discontinued operations
	1	1	Other
Total Pre-tax	21	(23)
Income Taxes	(4)	4
Total After-tax	17	(19)

Equity investees' AOCI	2		Other Income (Expense) - net
Total Pre-tax	2
Income Taxes	(1)
Total After-tax	1

Defined benefit plans
Prior service costs		(2)
Net actuarial loss	(51)	(36)
Total Pre-tax	(51)	(38)
Income Taxes	13	10
Total After-tax	(38)	(28)

Total reclassifications during the period	$(19)	$(46)

19. New Accounting Guidance Pending Adoption

(All Registrants)

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

The Registrants will adopt this guidance for the annual period ending December 31, 2016. The adoption of this guidance is not expected to have a significant impact on the Registrants.

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

Income Statement Presentation of Extraordinary and Unusual Items

In January 2015, the FASB issued accounting guidance that eliminates the concept of extraordinary items, which requires an entity to separately classify, present in the income statement and disclose material events and transactions that are both unusual and occur infrequently. The requirement to report material events or transactions that are unusual or infrequent as a separate component of income from continuing operations has been retained, as has the requirement to separately present the nature and financial effects of each event or transaction in the income statement as a separate component of continuing operations or disclose them within the notes to the financial statements. The scope of these requirements has been expanded to include items that are both unusual and occur infrequently.

For all entities, this guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted provided that an entity applies the guidance from the beginning of the fiscal year of adoption. The guidance may be applied either retrospectively or prospectively.

The Registrants will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a significant impact on the Registrants.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts.

For public business entities, this guidance should be applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

The Registrants are assessing in which period they will adopt this new guidance. The adoption of this guidance will require the Registrants to reclassify debt issuance costs from assets to long-term debt, and is not expected to have a significant impact on the Registrants.

Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations

(All Registrants)

This "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL Corporation, PPL Electric, LKE, LG&E and KU. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant. The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures. Within combined disclosures, amounts are disclosed for any Registrant when significant.

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2014 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•	"Results of Operations" for PPL provides a detailed analysis of earnings by segment, and for PPL Electric, LKE, LG&E and KU, includes a summary of earnings. For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2015 with the same period in 2014.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

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

PPL's principal subsidiaries are shown below (* denotes an SEC registrant).

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

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy. See "Business Strategy" and "Financial and Operational Developments - Other Financial and Operational Developments - Anticipated Spinoff of PPL Energy Supply" below for additional information. Beginning in the first quarter of 2015, PPL Energy Supply is filing a separate Form 10-Q.

In addition to PPL, the other Registrants included in this filing are as follows.

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

Business Strategy

(All Registrants)

The strategy for the regulated businesses of WPD, PPL Electric, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs. These regulated businesses also focus on providing competitively priced energy to customers and achieving stable, long-term growth in earnings and rate base, or RAV, as applicable. Both rate base and RAV are expected to grow for the foreseeable future as a result of significant capital expenditure programs to maintain existing assets and to improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.

For the U.K. regulated businesses, effective April 1, 2015 for the RIIO-ED1 price control period, 80% of network related expenditures are added to the RAV and, together with adjustments for inflation as measured by Retail Price Index (RPI) and a return on the RAV, recovered through allowed revenue with the remaining 20% of expenditures being recovered in the current regulatory year. RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses). The RAV balance at March 31, 2015 will continue to be recovered over 20 years and additions after April 1, 2023 will be recovered over 45 years; a transitional arrangement will gradually change the life over the current price control period which commenced April 1, 2015, resulting in an expected average useful life of 35 years for RAV additions in that period. In addition, incentive targets have been adjusted in RIIO-ED1, resulting in lower overall incentive revenues available to be earned. See "Financial and Operational Developments - Other Financial and Operational Developments - RIIO-ED1" below for additional information.

For the U. S. regulated businesses, recovery of capital project costs is attained through various rate-making mechanisms, including periodic base rate case proceedings, FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain investment grade credit ratings and adequate liquidity positions. In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related to, as applicable, changes in energy and fuel prices, interest rates, counterparty credit quality and the operating performance of generating units. To manage these risks, PPL generally uses contracts such as forwards, options, swaps and insurance contracts.

(PPL)

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy. Under the terms of the agreements, at closing, PPL will spin off to PPL shareowners a newly formed entity, Holdco, which at such time will own all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy. Immediately following the spinoff, Holdco will merge with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power will be contributed by its owners to become a subsidiary of Talen Energy. Following completion of these transactions, PPL shareowners will own 65% of Talen Energy and affiliates of Riverstone will own 35%. PPL will have no continuing ownership interest in, control of, or affiliation with Talen Energy. The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes and is subject to customary closing conditions, including receipt of required regulatory approvals from the NRC, FERC, DOJ and

PUC, all of which were received by mid-April 2015. In addition, there must be available, subject to certain conditions, at least $1 billion of undrawn credit capacity under a revolving credit or similar facility of Talen Energy or one or more of its subsidiaries. Any letters of credit or other credit support measures posted in connection with energy marketing and trading transactions at the time of the spinoff are excluded from this calculation.

In connection with the FERC approval, PPL and RJS Power have agreed that within 12 months after closing of the transaction, Talen Energy will divest approximately 1,300 MW of generating assets in one of two groups of assets (from PPL Energy Supply's existing portfolio, this includes either the Holtwood and Wallenpaupack hydroelectric facilities or the Ironwood facility), and limit PJM energy market offers from assets it would retain in the other group to cost-based offers.

On April 29, 2015, PPL's Board of Directors declared the distribution of Holdco to PPL's shareowners of record on May 20, 2015, with the spinoff to occur on June 1, 2015. Based on the number of shares of PPL common stock outstanding at April 29, 2015, the distribution ratio is expected to be approximately 0.125 shares of Talen common stock for each share of PPL common stock. The final ratio will be determined after the record date. The spinoff will have no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding.

Talen Energy will own and operate a diverse mix of approximately 14,000 MW (after divestitures to meet FERC market power standards) of generating capacity in certain U.S. competitive energy markets primarily in PJM and ERCOT.

Following the transaction, PPL's focus will be on its regulated utility businesses in the U.K., Kentucky and Pennsylvania, serving more than 10 million customers. PPL intends to maintain a strong balance sheet and manage its finances consistent with maintaining investment grade credit ratings and providing a competitive total shareowner return, including an attractive dividend. Excluding costs required to provide transition services to Talen Energy and following the spinoff transaction, PPL expects to reduce annual ongoing corporate support costs by approximately $75 million.

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

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segments for the periods ended March 31, were as follows:

	Three Months
	2015	2014	$ Change

U.K. Regulated	$375	$206	$169
Kentucky Regulated	109	107	2
Pennsylvania Regulated	87	85	2
Supply	95	(75)	170
Corporate and Other (a)	(19)	(7)	(12)
Net Income	$647	$316	$331

EPS - basic	$0.97	$0.50	$0.47
EPS - diluted (b)	$0.96	$0.49	$0.47

(a)	Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. 2015 includes certain costs related to the anticipated spinoff of PPL Energy Supply. See the following table of special items for additional information.
(b)	See Note 4 to the Financial Statements for information on the Equity Units' impact on the calculation of diluted EPS.

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's results for the periods ended March 31. See PPL's "Results of Operations - Segment Earnings" for details of each segment's special items.

	Three Months
	2015	2014	$ Change

U.K. Regulated	$39	$(58)	$97
Supply (a)	95	(75)	170
Corporate and Other (b)	(6)		(6)
Total PPL	$128	$(133)	$261

(a)	As a result of the anticipated spinoff of PPL Energy Supply, substantially representing PPL's Supply segment, management is now considering the operating results of the Supply segment to be a special item. See Note 8 to the Financial Statements for additional information.
(b)	Primarily includes external transaction and transition costs related to the anticipated spinoff of PPL Energy Supply. See Note 8 to the Financial Statements for additional information.

2015 Outlook

(PPL)

In anticipation of the spinoff of PPL Energy Supply, no forward looking information, including an earnings forecast, is being provided for the Supply segment.

Excluding special items, including Supply segment earnings, higher earnings are expected in 2015 compared with 2014, after adjusting 2014 to include certain dissynergies in the Corporate and Other category that were recorded in the Supply segment. The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's other segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Excluding special items, higher earnings are projected in 2015 compared with 2014, primarily driven by lower income taxes, lower depreciation expense and effects of foreign currency, partially offset by lower utility revenue as Western Power Distribution transitions to a new eight-year price control period (RIIO-ED1) effective April 1, 2015. The remaining 2015 foreign currency earnings exposure for this segment is 97 percent hedged.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Higher earnings are projected in 2015 compared with 2014, primarily driven by anticipated electric and gas base rate increases and returns on additional environmental capital investments, partially offset by higher operation and maintenance expense, higher depreciation and higher financing costs.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, lower earnings are projected in 2015 compared with 2014, primarily driven by higher operation and maintenance expense, higher depreciation, higher financing costs and a benefit recorded in the first quarter of 2014 for a change in estimate of a regulatory liability, partially offset by higher transmission margins and returns on distribution improvement capital investments.

(PPL's Corporate and Other Category)

Excluding special items, lower costs are projected in 2015 compared with 2014, after adjusting 2014 to include certain dissynergies in the Corporate and Other category that were recorded in the Supply segment, primarily driven by the reduction of those dissynergies in 2015 through corporate restructuring efforts and lower income taxes.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements and "Item 1A. Risk Factors" in this Form 10-Q (as applicable) and "Item 1. Business" and "Item 1A. Risk Factors" in the Registrants' 2014 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

Economic and Market Conditions

(All Registrants except PPL Electric)

The businesses of PPL Energy Supply, LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, effluent limitation guidelines and MATS. See "Financial Condition - Environmental Matters" below for additional information on these requirements. These and other stringent environmental requirements, combined with low energy margins for competitive generation, have led several energy companies, including PPL, PPL Energy Supply, LKE, LG&E and KU, to announce plans either to temporarily or permanently close, and/or impair certain of their coal-fired generating plants.

(PPL)

Given current and forecasted economic and market conditions, the announced transaction with affiliates of Riverstone to form Talen Energy, PPL Energy Supply's current sub-investment grade credit rating and Talen Energy's expected sub-investment grade credit rating, PPL Energy Supply will continue to monitor its business and operational plans, including capital and operation and maintenance expenditures, its hedging strategies and potential plant modifications to burn lower cost fuels. See "Margins - Changes in Non-GAAP Financial Measures - Unregulated Gross Energy Margins" below for additional information on energy margins.

(All Registrants)

The Registrants cannot predict the impact that future economic and market conditions and regulatory requirements may have on their financial condition or results of operations.

(PPL)

Anticipated Spinoff of PPL Energy Supply

Following the announcement of the transaction to form Talen Energy as discussed in "Business Strategy" above, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in the 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At March 31, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $19 million and $30 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs to be incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL employees who have become PPL Energy Supply employees in connection with the transaction. These costs will be recognized at the spinoff closing date. PPL estimates these additional costs will be in the range of $30 million to $40 million.

PPL recorded $6 million of third-party costs during the three months ended March 31, 2015 related to this transaction. Of these costs, $2 million were primarily for legal and accounting fees to facilitate the transaction, and are recorded in "Other Income (Expense) - net" on the Statement of Income. An additional $4 million of consulting and other costs were incurred to ready the new Talen Energy organization and reconfigure the remaining PPL service functions. These costs are recorded in "Other operation and maintenance" on the Statement of Income. PPL recorded $27 million of third-party costs in 2014 related to this transaction. PPL currently estimates a range of total third-party costs that will ultimately be incurred of between $60 million and $70 million.

The assets and liabilities of PPL's Supply segment will continue to be classified as "held and used" on PPL's Balance Sheet until the closing of the transaction, at which time the operations of the Supply segment will be classified as discontinued operations. At the close of the transaction, unamortized losses on PPL interest rate swaps recorded in AOCI and designated as hedges of PPL Energy Supply's future interest payments will be reclassified into earnings and reflected in discontinued operations. The amount of these unamortized losses deferred in AOCI at March 31, 2015 was $55 million after-tax.

In conducting its annual goodwill impairment assessment in the fourth quarter of 2014 for its Supply segment reporting unit, PPL determined that the estimated fair value of the Supply segment exceeded its carrying value and no impairment was recognized. PPL had not identified any indicators of impairment as of March 31, 2015, but cannot predict whether an impairment loss will be recorded at the spinoff date. An impairment loss would be recognized by PPL at the spinoff date if the aggregate carrying amount of the Supply segment's assets and liabilities exceed their aggregate fair value at that date and would be reflected in discontinued operations. Upon completion of this transaction, PPL will no longer have a Supply segment.

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs. In February 2014, Ofgem published formal confirmation that WPD's Business Plans submitted by its four DNOs under RIIO-ED1 were accepted as submitted, or "fast-tracked." Fast tracking affords several benefits to the WPD DNOs including the ability to collect additional revenue equivalent to 2.5% of total annual expenditures during the eight-year price control period, or approximately $43 million annually, greater revenue certainty and a higher level of cost savings retention. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2014 Form 10-K for additional information on RIIO-ED1.

Depreciation

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years. For the three months ended March 31, 2015, this change in useful lives resulted in lower depreciation of $20 million ($16 million after-tax or $0.02 per share). It is expected to result in an annual reduction in depreciation of approximately $81 million ($65 million after-tax or $0.10 per share) in 2015.

Susquehanna Turbine Blade Inspection

PPL Susquehanna continues to make modifications to address the causes of turbine blade cracking at the PPL Susquehanna nuclear plant first identified in 2011.  Unit 1 completed its planned refueling and turbine inspection outage in June 2014 and installed newly designed shorter last stage blades on one of the low pressure turbines.  This change allowed Unit 1 to run with reduced blade vibration and no identified cracking during 2014. In the first, second and third quarters of 2014, Unit 2 was shut down for blade inspection and replacement, as well as additional maintenance.  The financial impact of the Unit 2 outages was not material.  Based on the positive experience on Unit 1, the same short blade modifications are currently being installed on two of the three turbines on Unit 2 during the spring 2015 scheduled refueling outage. All remaining turbine blade modifications are scheduled to be performed during planned refueling and maintenance outages. Inspections will be performed over the next several maintenance cycles to validate the performance of the modifications and ensure that the problem has been corrected. PPL Susquehanna does not expect additional unscheduled turbine maintenance outages after these modifications are complete.

IRS Audits for 1998 - 2011

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. The settlement was required to be reviewed and approved by the Joint Committee on Taxation (JCT) before it is considered final. In April 2015, PPL was notified that the JCT approved PPL's settlement. Subject to a final determination of interest on the refund, PPL expects to record a tax benefit in the range of $20 million to $30 million in the second quarter of 2015 related to the settlement of previously unrecognized tax benefits.

(PPL and PPL Electric)

Rate Case Proceedings

On March 31, 2015, PPL Electric filed a request with the PUC for an increase in its annual distribution revenue requirement of approximately $167.5 million.  The proposal would result in a rate increase of 3.9% on a total bill basis and is expected to become effective on January 1, 2016.  PPL Electric's application includes a request for an authorized return-on-equity of 10.95%.  The application is based on a fully projected future test year of January 1, 2016 through December 31, 2016.

Concurrently, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric is requesting that the PUC consolidate these two proceedings and cannot predict the outcome.

(PPL, LKE and KU)

FERC Wholesale Formula Rates

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In addition, a tenth municipality which has a previously settled termination date of 2016 has given notice that it will transfer service in June 2015.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including an authorized return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  Also in July 2014, KU made a contractually required filing with the FERC that addressed certain rate recovery matters affecting the nine terminating municipalities during the remaining term of their contracts.  KU and the terminating municipalities continue settlement discussions in this proceeding.  KU cannot currently predict the outcome of its FERC applications regarding its wholesale power agreements with the municipalities.

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

On November 26, 2014, LG&E and KU filed requests with the KPSC for increases in annual base electricity rates for LG&E's electric and gas operations and KU's electric operations.  On April 20, 2015, LG&E and KU, and the other parties to the proceeding, filed a unanimous settlement agreement with the KPSC.  Among other things, the proposed settlement provides for increases in the annual revenue requirements associated with KU base electric rates of $125 million and LG&E base gas rates of $7 million.  The annual revenue requirement associated with base electric rates at LG&E will not increase.  The settlement did not establish a specific return on equity with respect to the base rates, however an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms.  The settlement agreement provides for deferred recovery of costs associated with Green River Units 3 and 4 through their retirement.  The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense currently booked in accordance with LG&E and KU's pension accounting policy and such an expense using a 15 year amortization period for actuarial gains and losses. The proposed settlement remains subject to KPSC approval. If approved, the new rates and all elements of the settlement would be effective July 1, 2015.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment. The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins, Pennsylvania Gross Delivery Margins and Unregulated Gross Energy Margins) and a reconciliation of non-GAAP financial measures to "Operating Income." The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2015 with the same period in 2014. "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

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

(Subsidiary Registrants)

The discussion for each of PPL Electric, LKE, LG&E and KU provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis"

addresses significant changes in principal line items on the Statements of Income comparing the three months ended March 31, 2015 with the same period in 2014. "Earnings, Margins and Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs. The U.K. Regulated segment represents 58% of Net Income for the three months ended March 31, 2015 and 33% of PPL's assets at March 31, 2015.

Net Income for the periods ended March 31 includes the following results:

	Three Months
	2015	2014	$ Change

Utility revenues	$686	$637	$49
Energy-related businesses	11	11
Total operating revenues	697	648	49
Other operation and maintenance	103	108	(5)
Depreciation	59	83	(24)
Taxes, other than income	36	38	(2)
Energy-related businesses	7	7
Total operating expenses	205	236	(31)
Other Income (Expense) - net	88	(24)	112
Interest Expense	100	122	(22)
Income Taxes	105	60	45
Net Income	$375	$206	$169

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special and effects of movements in foreign currency exchange on separate lines within the table and not in their respective Statement of Income line items. See below for additional detail of the special items.

Three Months
U.K.
Utility revenues	$33
Other operation and maintenance	(3)
Depreciation	20
Interest expense	5
Income taxes	(6)
U.S.
Interest expense and other	9
Income taxes	7
Foreign currency exchange, after-tax	7
Special items, after-tax	97
Total	$169

U.K.

•	Higher utility revenues primarily due to $42 million from the April 1, 2014 price increase, partially offset by $10 million of lower volume.

•	Lower depreciation expense primarily due to a $20 million impact of an extension of the network asset lives. See Note 2 to the Financial Statements for additional information.
88

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2015	2014

	Other Income
Foreign currency-related economic hedges, net of tax of $(20), $3 (a)	(Expense)-net	$37	$(6)
	Other operation
WPD Midlands acquisition-related adjustment, net of tax of $(1), $0	and maintenance	2
Change in WPD line loss accrual, net of tax of $0, $13 (b)	Utility		(52)
Total		$39	$(58)

(a) Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP denominated earnings.

(b)	In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, WPD increased its existing liability by $65 million, pre-tax, for over-recovery of line losses. See Note 6 to the Financial Statements for additional information.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 17% of Net Income for the three months ended March 31, 2015 and 27% of PPL's assets at March 31, 2015.

Net Income for the periods ended March 31 includes the following results:

	Three Months
	2015	2014	$ Change

Utility revenues	$899	$934	$(35)
Fuel	253	277	(24)
Energy purchases	92	124	(32)
Other operation and maintenance	209	206	3
Depreciation	95	86	9
Taxes, other than income	14	13	1
Total operating expenses	663	706	(43)
Other Income (Expense) - net	(1)	(2)	1
Interest Expense	55	55
Income Taxes	71	64	7
Net Income	$109	$107	$2

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins on a separate line within the table and not in their respective Statement of Income line items.

Three Months

Kentucky Gross Margins	$14
Other operation and maintenance	(2)
Depreciation	(4)
Other Income (Expense) - net	1
Income taxes	(7)
Total	$2

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•	Higher depreciation expense primarily due to PP&E additions, net.

•	Higher income taxes due to higher pre-tax income which increased income taxes by $4 million and the establishment of a valuation allowance on a deferred tax asset of $3 million.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. The Pennsylvania Regulated segment represents 13% of Net Income for the three months ended March 31, 2015 and 16% of PPL's assets at March 31, 2015.

Net Income for the periods ended March 31 includes the following results:

	Three Months
	2015	2014	$ Change

Utility revenues	$630	$592	$38
Energy purchases
External	227	189	38
Intersegment	9	27	(18)
Other operation and maintenance	133	134	(1)
Depreciation	51	45	6
Taxes, other than income	35	32	3
Total operating expenses	455	427	28
Other Income (Expense) - net	2	2
Interest Expense	31	29	2
Income Taxes	59	53	6
Net Income	$87	$85	$2

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Pennsylvania Gross Delivery Margins	$13
Other operation and maintenance	2
Depreciation	(6)
Interest expense	(2)
Other	1
Income taxes	(6)
Total	$2

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Higher depreciation expense primarily due to transmission PP&E additions, net as well as additions related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

•	Higher income taxes primarily due to higher pre-tax income.

Supply Segment

The Supply segment primarily consists of PPL Energy Supply's wholesale, retail, marketing and trading activities, as well as its competitive generation operations. In addition, certain financing and other costs are allocated to the Supply segment. The Supply segment represents 15% of Net Income for the three months ended March 31, 2015 and 22% of PPL's assets at March 31, 2015.

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

Net Income for the periods ended March 31 includes the following results:

	Three Months
	2015	2014	$ Change
Energy revenues
External (a) (b)	$833	$(1,107)	$1,940
Intersegment	9	27	(18)
Energy-related businesses	104	125	(21)
Total operating revenues	946	(955)	1,901
Fuel (a)	351	482	(131)
Energy purchases (a) (c)	1	(1,804)	1,805
Other operation and maintenance	226	229	(3)
Depreciation	77	75	2
Taxes, other than income	15	18	(3)
Energy-related businesses	98	124	(26)
Total operating expenses	768	(876)	1,644
90

	Three Months
	2015	2014	$ Change

Other Income (Expense) - net	7	6	1
Interest Expense	38	46	(8)
Income Taxes	52	(52)	104
Income (Loss) from Discontinued Operations		(8)	8
Net Income	$95	$(75)	$170

(a)	Includes the impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather experienced in the first quarter of 2014.
(c)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather experienced in the first quarter of 2014.

The changes in the results of the Supply segment between these periods were due to the factors set forth below, which reflect amounts classified as Unregulated Gross Energy Margins and certain other items on separate lines and not in their respective Statement of Income line items. See below for additional detail of these other items.

Three Months

Unregulated Gross Energy Margins	$(58)
Other operation and maintenance	8
Other Income (Expense) - net	1
Interest expense	9
Other	2
Income taxes	5
Energy-related businesses	5
Discontinued operations, after-tax	27
Other items, after-tax	171
Total	$170

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Unregulated Gross Energy Margins.

•	Lower other operation and maintenance primarily due to lower labor costs attributable to restructuring activities.

•	Lower interest expense primarily due to certain PPL Capital Funding debt no longer being associated with the Supply segment in 2015 and represents a dissynergy for PPL related to the spinoff of PPL Energy Supply.

The following after-tax gains (losses), reflected as "Other items, after-tax" in the table above, also impacted the Supply segment's results during the periods ended March 31.

	Income Statement	Three Months
	Line Item	2015	2014

Adjusted energy-related economic activity - net, net of tax of $(18), $95	(a)	$27	$(139)
	Discontinued
Kerr Dam Project impairment, net of tax of $0, $8 (b)	Operations		(10)
	Other operation
Corette closure costs, net of tax of $2, $0 (c)	and maintenance	(3)
Spinoff of PPL Energy Supply:
	Other operation
Transition costs, net of tax of $0, $0	and maintenance	(1)
	Other operation
Employee transitional services, net of tax of $1, $0	and maintenance	(1)
Total		$22	$(149)

(a)	Represents unrealized gains (losses), after-tax, on economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information. Amounts have been adjusted for insignificant option premiums.
(b)	In 2014, an arbitration panel issued its final decision holding that the conveyance price payable to PPL Montana was $18 million. As a result, PPL determined the Kerr Dam Project was impaired and recorded a pre-tax charge of $18 million. See Note 13 to the Financial Statements for additional information.
(c)	Operations were suspended and the Corette plant was retired in March 2015.

Margins

Non-GAAP Financial Measures

Management utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•	"Kentucky Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, LKE, LG&E and KU, as well as the Kentucky Regulated segment's, LKE's and LG&E's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded as "Other operation and maintenance" on the Statements of Income) are deducted from revenues. In addition, certain other expenses, recorded as "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

•	"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the electricity delivery operations of the Pennsylvania Regulated segment and PPL Electric, which includes transmission and distribution activities. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax. This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below (in "Energy purchases from affiliate" in PPL Electric's reconciliation table). As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

•	"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy activities, which are managed on a geographic basis. In calculating this measure, energy revenues, including operating revenues associated with certain businesses classified as discontinued operations, are offset by the cost of fuel, energy purchases, certain other operation and maintenance expenses, primarily ancillary charges, gross receipts tax, recorded in "Taxes, other than income," and operating expenses associated with certain businesses classified as discontinued operations. This performance measure is relevant due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins." This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant fluctuations in unrealized gains and losses. Such factors could result in gains or losses being recorded in either "Unregulated wholesale energy," "Unregulated retail energy" or "Energy purchases" on the Statements of Income. This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus, which are reflected in "PLR intersegment utility revenue (expense)" in the reconciliation table below. "Unregulated Gross Energy Margins" excludes adjusted energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of the competitive generation assets, full-requirement sales contracts and retail activities. This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged. Adjusted energy-related economic activity includes the ineffective portion of qualifying cash flow hedges and premium amortization associated with options. Unrealized gains and losses related to this activity are deferred and included in "Unregulated Gross Energy Margins" over the delivery period of the item that was hedged or upon realization.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes these measures provide additional useful criteria to make investment decisions. These performance measures are used, in conjunction with other information, by senior management and PPL's Board of Directors to manage the operations and analyze actual results compared with budget.

Reconciliation of Non-GAAP Financial Measures

The following table contains the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2015 Three Months						2014 Three Months
			Unregulated						Unregulated
	Kentucky	PA Gross	Gross				Kentucky	PA Gross	Gross
	Gross	Delivery	Energy			Operating	Gross	Delivery	Energy			Operating
	Margins	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$899	$630		$685	(c)	$2,214	$934	$592		$636	(c)	$2,162
PLR intersegment utility
revenue (expense) (d)		(9)	$9					(27)	$27
Unregulated wholesale energy			614	(93)	(e)	521			(665)	(792)	(e)	(1,457)
Unregulated retail energy			324	(14)	(e)	310			377	(29)	(e)	348
Energy-related businesses				120		120				141		141
Total Operating Revenues	899	621	947	698		3,165	934	565	(261)	(44)		1,194

Operating Expenses
Fuel	253		351			604	277		481			758
Energy purchases	92	227	152	(150)	(e)	321	124	189	(1,219)	(588)	(e)	(1,494)
Other operation and
maintenance	24	26	4	614		668	23	25	7	613		668
Depreciation	7			286		293	2			298		300
Taxes, other than income	1	33	12	55		101		29	13	59		101
Energy-related businesses			2	109		111			2	136		138
Total Operating Expenses	377	286	521	914		2,098	426	243	(716)	518		471
Income (Loss) from
Discontinued Operations									29	(29)	(f)
Total	$522	$335	$426	$(216)		$1,067	$508	$322	$484	$(591)		$723

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.
(d)	Primarily related to PLR supply sold by PPL EnergyPlus to PPL Electric.
(e)	Includes energy-related economic activity, which is subject to fluctuations in value due to market price volatility. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements. Amounts have been adjusted for insignificant option premiums.
(f)	Represents the revenues associated with the hydroelectric generating facilities located in Montana that are classified as discontinued operations. These revenues are not reflected in "Operating Income" on the Statements of Income.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the three months ended March 31 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months
	2015	2014	$ Change
Kentucky Regulated
Kentucky Gross Margins
LG&E	$230	$226	$4
KU	292	282	10
LKE	$522	$508	$14

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$242	$249	$(7)
Transmission	93	73	20
Total	$335	$322	$13

Supply
Unregulated Gross Energy Margins
Eastern U.S.	$405	$435	$(30)
Western U.S.	21	49	(28)
Total	$426	$484	$(58)

Kentucky Gross Margins

Kentucky Gross Margins increased primarily due to returns on additional environmental capital investments of $18 million ($10 million at LG&E and $8 million at KU) and higher demand revenue of $7 million ($6 million at KU and $1 million at LG&E) partially offset by lower sales volume of $10 million ($6 million at KU and $4 million at LG&E). The change in sales volume was primarily attributable to milder winter weather conditions in 2015 compared to 2014.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins decreased primarily due to a $12 million benefit recorded in the first quarter of 2014 as a result of a change in estimate of a regulatory liability partially offset by a $4 million favorable effect of distribution improvement capital investments and a $4 million impact of favorable weather.

Transmission

Transmission margins increased primarily due to increased capital investments.

Unregulated Gross Energy Margins

Eastern U.S.

Eastern margins decreased primarily due to lower capacity prices of $69 million, unusually cold weather conditions in 2014 as discussed below of $38 million, net change on commodity positions of $28 million and full-requirement sales contracts of $22 million, partially offset by higher baseload energy prices of $75 million and favorable asset performance of $49 million.

During the first quarter of 2014, the PJM region experienced unusually cold weather conditions, higher demand and congestion patterns, causing rising natural gas and electricity prices in spot and near-term forward markets. Due to these market dynamics, PPL Energy Supply captured opportunities on unhedged generation, which were offset primarily by losses incurred by under-hedged full-requirement sales contracts and retail electric portfolios which were not fully hedged or able to be fully hedged given the extreme load conditions and lack of market liquidity.

Western U.S.

Western margins decreased primarily due to the sale of the Montana hydroelectric generating facilities in November 2014.

Statement of Income Analysis --

Utility Revenues

The increase (decrease) in utility revenues for the period ended March 31, 2015 compared with 2014 was due to:

Three Months
Domestic:
PPL Electric (a)	$38
LKE (b)	(35)
Total Domestic	3

U.K.:
Price (c)	42
Foreign currency exchange rates	(48)
Volume	(10)
Line loss accrual adjustments (d)	65
Total U.K.	49
Total	$52
(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The increase was due to a price increase effective April 1, 2014.
(d)	The increase was due to unfavorable accrual adjustments in 2014 based on Ofgem's final decision on the DPCR4 line loss incentives and penalties. See Note 6 to the Financial Statements for additional information.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

Three Months

Unregulated wholesale energy (a)	$1,978
Unregulated retail energy	(38)
Fuel	(154)
Energy purchases (b)	1,815
94

(a)	2014 includes significant realized and unrealized losses on physical and financial commodity sales contracts due to the unusually cold weather
(b)	2014 includes significant realized and unrealized gains on physical and financial commodity purchase contracts due to the unusually cold weather.

Energy-Related Businesses

Net contributions from energy-related businesses increased by $6 million for the period ended March 31, 2015 compared with 2014 primarily due to higher margins on existing construction projects at the mechanical contracting and engineering subsidiaries.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2015 compared with 2014 was due to:

	Three Months
Domestic:
Fossil and hydroelectric plants (a)		$4
PPL EnergyPlus (b)		(9)
PPL Electric storm costs		(10)
PPL Electric Act 129		5
External transition costs associated with the spinoff of PPL Energy Supply		4
Uncollectible accounts		3
Other		9
U.K.:
Network maintenance		(5)
Foreign currency exchange rates		(7)
Pension		(4)
Engineering management		9
WPD Midlands acquisition-related adjustment		(3)
Other		4
Total	$

(a)	The increase was primarily due to costs related to the retirement of the Corette plant in March 2015.
(b)	The decrease was primarily due to lower labor costs attributable to restructuring activities.

Depreciation

Depreciation decreased by $7 million for the three months ended March 31, 2015 compared with 2014, primarily due to a $20 million reduction from an extension of the WPD network asset lives partially offset by additions to PP&E, net. See Note 2 to the Financial Statements for additional information on the extension of WPD network asset lives.

Other Income (Expense) - net

Other income (expense) - net increased by $118 million for the three months ended March 31, 2015 compared with 2014, primarily due to an increase of $112 million from realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

See Note 12 to the Financial Statements for additional information.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2015 compared with 2014 was due to:

Three Months

Loss on extinguishment of debt (a)	$(9)
Foreign currency exchange rates	(7)
Other	1
Total	$(15)

(a)	In March 2014, PPL Capital Funding remarketed and exchanged junior subordinated notes that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2015 compared with 2014 was due to:

Three Months

Change in pre-tax income at current period tax rates	$165
Valuation allowance adjustments	3
U.S. income tax on foreign earnings net of foreign tax credit	(12)
Intercompany interest on U.K. financing entities	(6)
Impact of lower U.K. income tax rates	6
Other	(2)
Total	$154

See Note 5 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) for the three months ended March 31, 2014 includes the results of operations of the Montana hydroelectric generating facilities, which were sold in November 2014. See "Discontinued Operations - Montana Hydro Sale" in Note 8 to the Financial Statements for additional information.

PPL Electric: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2015	2014

Net Income	$87	$85

Earnings increased slightly for the three month period in 2015 compared with 2014 primarily due to higher margins from additional transmission capital investments, partially offset by higher depreciation expense. The first quarter of 2014 also benefited from a change in estimate of a regulatory liability.

The table below quantifies the changes in the components of Net Income between these periods, which reflects amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Pennsylvania Gross Delivery Margins	$13
Other operation and maintenance	2
Depreciation	(6)
Other	1
Interest expense	(2)
Income taxes	(6)
Total	$2

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

	2015 Three Months			2014 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$630		$630	$592		$592

Operating Expenses
Energy purchases	227		227	189		189
Energy purchases from affiliate	9		9	27		27
Other operation and maintenance	26	$107	133	25	$109	134
Depreciation		51	51		45	45
Taxes, other than income	33	2	35	29	3	32
Total Operating Expenses	295	160	455	270	157	427
Total	$335	$(160)	$175	$322	$(157)	$165
96

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the period ended March 31, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

Three Months

Operating revenues	$38
Energy purchases	38
Energy purchases from affiliate	(18)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2015 compared with 2014 was due to:

Three Months

Vegetation management	$(2)
Storm costs	(10)
Act 129	5
Uncollectible accounts	3
Corporate service costs	3
Total	$(1)

Depreciation

Depreciation increased by $6 million for the three months ended March 31, 2015 compared with 2014, primarily due to transmission PP&E additions, net as well as additions related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2015 compared with 2014 was due to:

Three Months

Change in pre-tax income at current period tax rates	$5
Other	1
Total	$6

See Note 5 to the Financial Statements for additional information.

LKE: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2015	2014

Net Income	$117	$115

Earnings increased slightly for the three month period in 2015 compared with 2014 primarily due to returns on additional environmental capital investments and higher demand revenue partially offset by lower sales volume, higher depreciation expense and higher income tax expense. The change in sales volume was primarily attributable to milder winter weather conditions in 2015 compared to 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

Three Months

Margins	$14
Other operation and maintenance	(2)
Depreciation	(4)
Other Income (Expense)- net	1
Income taxes	(7)
Total	$2

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$899		$899	$934		$934

Operating Expenses
Fuel	253		253	277		277
Energy purchases	92		92	124		124
Other operation and maintenance	24	$185	209	23	$183	206
Depreciation	7	88	95	2	84	86
Taxes, other than income	1	13	14		13	13
Total Operating Expenses	377	286	663	426	280	706
Total	$522	$(286)	$236	$508	$(280)	$228

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related decrease during the period ended March 31, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

Three Months

Operating revenues	$35
Fuel	24
Energy purchases	32

Depreciation

Depreciation increased by $9 million for the three months ended March 31, 2015 compared with 2014 primarily due to additions to PP&E, net.

Income Taxes

Income taxes increased by $7 million for the three months ended March 31, 2015 compared with 2014 due to the change in pre-tax income of $4 million and the establishment of a valuation allowance on a deferred tax asset of $3 million.

LG&E: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2015	2014

Net Income	$53	$52

Earnings increased slightly for the three month period in 2015 compared with 2014 primarily due to returns on additional environmental capital investments partially offset by lower sales volume and higher depreciation expense. The change in sales volume was primarily attributable to milder winter weather conditions in 2015 compared to 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

Three Months

Margins	$4
Other operation and maintenance	2
Depreciation	(2)
Other Income (Expense) - net	1
Interest expense	(1)
Income taxes	(3)
Total	$1

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$439		$439	$479		$479

Operating Expenses
Fuel	103		103	117		117
Energy purchases, including affiliate	91		91	124		124
Other operation and maintenance	11	$85	96	11	$87	98
Depreciation	3	39	42	1	37	38
Taxes, other than income	1	6	7		6	6
Total Operating Expenses	209	130	339	253	130	383
Total	$230	$(130)	$100	$226	$(130)	$96

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related decrease during the period ended March 31, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

Three Months

Retail and wholesale	$25
Electric revenue from affiliate	15
Fuel	14
Energy purchases	30
Energy purchases from affiliate	3

Depreciation

Depreciation increased by $4 million for the three months ended March 31, 2015 compared with 2014 primarily due to additions to PP&E, net.

KU: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2015	2014

Net Income	$78	$77

Earnings increased slightly for the three month period in 2015 compared with 2014 primarily due to returns on additional environmental capital investments and higher demand revenue partially offset by lower sales volume, higher expenses related to scheduled maintenance outages and higher depreciation expense. The change in sales volume was primarily attributable to milder winter weather conditions in 2015 compared to 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

Three Months

Margins	$10
Other operation and maintenance	(5)
Depreciation	(2)
Other Income (Expense)- net	(1)
Income taxes	(1)
Total	$1

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$485		$485	$498		$498

Operating Expenses
Fuel	150		150	160		160
Energy purchases, including affiliate	26		26	43		43
Other operation and maintenance	13	$91	104	12	$86	98
Depreciation	4	49	53	1	47	48
Taxes, other than income		7	7		7	7
Total Operating Expenses	193	147	340	216	140	356
Total	$292	$(147)	$145	$282	$(140)	$142

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
100

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related decrease during the period ended March 31, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

Three Months

Retail and wholesale	$10
Electric revenue from affiliate	3
Fuel	10
Energy purchases	2
Energy purchases from affiliate	15

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance expense for the period ended March 31, 2015 compared with 2014 was due to:

Three Months

Timing and scope of generation maintenance	$2
Pension	3
Storm expenses	(2)
Other	3
Total	$6

Depreciation

Depreciation increased by $5 million for the three months ended March 31, 2015 compared with 2014 primarily due to additions to PP&E, net.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
March 31, 2015
Cash and cash equivalents	$1,335	$35	$40	$17	$23
Short-term investments	135
Short-term debt	1,595	85	484	216	193
Notes payable with affiliates			40

December 31, 2014
Cash and cash equivalents	$1,751	$214	$21	$10	$11
Short-term investments	120
Short-term debt	1,466		575	264	236
Notes payable with affiliates			41

(a)	At March 31, 2015, $416 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2014 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the three month period ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2015
Operating activities	$673	$(45)	$451	$251	$229
Investing activities	(990)	(225)	(317)	(173)	(144)
Financing activities	(97)	91	(115)	(71)	(73)

2014
Operating activities	$931	$(4)	$310	$149	$191
Investing activities	(1,183)	(42)	(206)	(116)	(154)
Financing activities	392	63	(109)	(32)	(37)

Change - Cash Provided (Used)
Operating activities	$(258)	$(41)	$141	$102	$38
Investing activities	193	(183)	(111)	(57)	10
Financing activities	(489)	28	(6)	(39)	(36)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2015 compared with 2014 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Net income	$331	$2	$2	$1	$1
Non-cash components	(255)		31	50	15
Working capital	(171)	(31)	126	68	37
Defined benefit plan funding	(136)	(14)	(15)	(13)	(12)
Other operating activities	(27)	2	(3)	(4)	(3)
Total	$(258)	$(41)	$141	$102	$38

(PPL)

PPL had a $258 million decrease in cash provided by operating activities in 2015 compared with 2014.

•	Net income improved by $331 million between the periods. However, this included an additional $255 million of net non-cash benefits, including a $331 million decrease in unrealized losses on hedging activities, which was partially offset by a $150 million increase in deferred income tax expense. The net $76 million increase from net income and non-cash components in 2015 compared with 2014 reflects higher revenues in the U.K. and higher margins in the Pennsylvania and Kentucky regulated segments.

•	The $171 million decrease in cash from changes in working capital was primarily due to decreases in accounts payable, in part due to lower swaps payable and the impact of market price changes on electric trading and timing of payments. The decrease also reflects lower taxes payable and other current liabilities. These cash outflows were partially offset by the positive impact of lower unbilled revenues.

•	Defined benefit plan funding was $136 million higher in 2015.

(PPL Electric)

PPL Electric had a $41 million increase in cash used in operating activities in 2015 compared with 2014.

•	Net income improved by $2 million between the periods. There was no change in net non-cash components of net income.

•	The $31 million decline in cash from changes in working capital was partially due to a decrease in accounts payable with affiliates (primarily due to lower federal income taxes payable to PPL) partially offset by a decrease in accounts receivable.

•	Defined benefit plan funding was $14 million higher in 2015.

(LKE)

LKE had a $141 million increase in cash provided by operating activities in 2015 compared with 2014.

•	LKE's non-cash components of net income included a $9 million increase in depreciation expense due to additional assets in service since the first quarter of 2014, a $1 million increase in deferred income taxes primarily due to an increase in accelerated depreciation over book depreciation of $34 million, partially offset by a decrease in utilization of Federal net operating losses of $36 million, and a net $21 million change in regulatory assets and regulatory liabilities due to the timing of rate recovery mechanisms.
•	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from PPL for the use of excess tax depreciation deductions in 2014, a decrease in coal inventory due to fewer purchases and a decrease in natural gas stored underground due to increased withdrawals, partially offset by a decrease in accounts payable due to the timing of fuel purchases.

(LG&E)

LG&E had a $102 million increase in cash provided by operating activities in 2015 compared with 2014.

•	LG&E's non-cash components of net income included a $4 million increase in depreciation expense due to additional assets in service since the first quarter of 2014, a $25 million increase in deferred income taxes primarily due to an increase in accelerated depreciation over book depreciation of $18 million, and a net $18 million increase in regulatory assets and regulatory liabilities due to the timing of rate recovery mechanisms.
•	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from LKE for the use of excess tax depreciation deductions in 2014, a decrease in accounts receivable from affiliates due to timing of intercompany settlements associated with capital expenditures and inventory, a decrease in coal inventory due to fewer purchases and a decrease in natural gas stored underground due to increased withdrawals, partially offset by a decrease in accounts payable due to the timing of fuel purchases.

(KU)

KU had a $38 million increase in cash provided by operating activities in 2015 compared with 2014.

•	KU's non-cash components of net income included a $5 million increase in depreciation expense due to additional assets in service since the first quarter of 2014 and a $9 million increase in deferred income taxes primarily due to an increase in accelerated depreciation over book depreciation of $16 million, offset by a $6 million Federal net operating loss accrual.
•	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payments from LKE for the use of excess tax depreciation deductions in 2014, and a decrease in coal inventory due to fewer purchases, partially offset by a decrease in accounts payable due to the timing of fuel purchases and a decrease in accounts payable to affiliates due to timing of intercompany settlements associated with capital expenditures and inventory.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

The primary use of cash within investing activities is expenditures for PP&E. The change in these expenditures for the three months ended March 31, 2015 compared with 2014 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU

(Increase) Decrease	$(50)	$(23)	$(49)	$(57)	$6

The increase in expenditures for PP&E for PPL was primarily due to the changes in project expenditures at PPL Electric, LG&E and KU, partially offset by lower expenditures at WPD. The increase in expenditures for PPL Electric was primarily due to increases in expenditures for the Northeast Pocono reliability project, smart grid projects and other various projects, partially offset by the near completion of the Susquehanna-Roseland transmission project. The increase in expenditures for LG&E was primarily due to environmental air projects at LG&E's Mill Creek plant, partially offset by lower expenditures for the construction of Cane Run Unit 7. The decrease in expenditures for KU was related to lower expenditures for the construction of Cane Run Unit 7 and CCR projects at KU's Ghent and E.W. Brown plants, partially offset by higher expenditures for environmental air projects at KU's Ghent and E.W. Brown plants.

Other Significant Changes in Components of Investing Activities

For PPL, the change in investing activities for the three months ended March 31, 2015 compared with 2014 reflects decreases of $324 million in additional cash restricted for collateral requirements to support PPL Energy Supply's commodity hedging program. This was primarily due to an increase in forward prices in the three months ended March 31, 2014.

PPL also had investing inflows of $56 million for the three months ended March 31, 2014 from U.S. Department of Treasury grants for the Rainbow hydroelectric expansion projects.

PPL Electric received $150 million during the three months ended March 31, 2014 on notes receivable from affiliates.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2015 compared with 2014 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Long-term debt issuances/retirements, net	$238	$10
Stock issuances/redemptions, net	20
Dividends	(16)	(12)		$4	$7
Capital contributions/distributions, net		(15)	$41		(40)
Change in short-term debt, net	(745)	45	(46)	(43)	(3)
Other financing activities	14		(1)
Total	$(489)	$28	$(6)	$(39)	$(36)

For the three months ended March 31, 2015, PPL required $489 million less cash from financing activities primarily due to lower cash requirements to support PPL Energy Supply's commodity hedging program and the ability to use cash from operating activities and cash-on-hand to support the significant capital expenditure programs of its subsidiaries.

For the three months ended March 31, 2015, PPL Electric required $28 million more cash from financing activities. In the first quarter of 2014, PPL Electric financed its capital expenditures program with proceeds from a $150 million note with an affiliate. In the first quarter of 2015, PPL Electric financed its capital expenditures program with cash-on-hand and additional short-term debt.

See Note 7 to the Financial Statements in this Form 10-Q for information on 2015 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2014 Form 10-K for information on 2014 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2015, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External (All Registrants)

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity

PPL Capital Funding Credit Facilities	$750		$32	$718
PPL Energy Supply Credit Facility	3,000	$600	267	2,133
PPL Electric Credit Facility	300		86	214

LKE Credit Facility	75	75
LG&E Credit Facility	500		216	284
KU Credit Facilities	598		391	207
Total LKE	1,173	75	607	491
Total U.S. Credit Facilities (a)	$5,223	$675	$992	$3,556

Total U.K. Credit Facilities (b)	£1,055	£277		£778
104

(a)	The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 7%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.
(b)	The amounts borrowed at March 31, 2015 were USD-denominated borrowings of $200 million and GPB-denominated borrowings which equated to $226 million. At March 31, 2015, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.2 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 14% of the total committed capacity.

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

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed		Other Used	Unused
	Capacity	Borrowed	Capacity	Capacity

LKE Credit Facility	$225	$40		$185
LG&E Money Pool (a)	500		$216	284
KU Money Pool (a)	500		193	307

(a)	LG&E and KU participate in an intercompany money pool agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has issued a maximum short-term debt limit for each utility at $500 million from any source.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at March 31, 2015:

		Commercial
		Paper	Unused
	Capacity	Issuances	Capacity

PPL Electric	$300	$85	$215

LG&E	350	216	134
KU	350	193	157
Total LKE	700	409	291
Total PPL	$1,000	$494	$506

Common Stock Dividends (PPL)

In February 2015, PPL declared its quarterly common stock dividend, payable April 1, 2015, at 37.25 cents per share (equivalent to $1.49 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

(All Registrants)

Moody's, S&P and Fitch have periodically reviewed the credit ratings of the debt of the Registrants and their subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2015:

In January 2015, Fitch withdrew its ratings for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, LKE, LG&E, and KU.

Ratings Triggers

(All Registrants except PPL Electric)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at March 31, 2015.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2014 Form 10-K.

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

Commodity Price Risk (Non-trading)

(PPL, LKE, LG&E and KU)

LG&E's and KU's retail electric and natural gas rates and municipal wholesale electric rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers. As a result, LG&E and KU are subject to commodity price risk for only a small portion of their business operations. LG&E and KU sell excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers. See Note 14 to the Financial Statements for additional information.

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

(PPL)

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

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts. PPL Energy Supply's non-trading commodity derivative contracts range in maturity through 2020.

The following tables sets forth the changes in the net fair value of non-trading commodity derivative contracts for the period ended March 31. See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months
	2015	2014

Fair value of contracts outstanding at the beginning of the period	$53	$107
Contracts realized or otherwise settled during the period	133	505
Fair value of new contracts entered into during the period (a)	(5)	(16)
Other changes in fair value	(92)	(737)
Fair value of contracts outstanding at the end of the period	$89	$(141)

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of non-trading commodity derivative contracts at March 31, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$53	$(34)	$13		$32
Prices based on significant unobservable inputs (Level 3)	32	23	2		57
Fair value of contracts outstanding at the end of the period	$85	$(11)	$15		$89

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

	Gains (Losses)
	Three Months
	2015	2014

Fair value of contracts outstanding at the beginning of the period	$48	$11
Contracts realized or otherwise settled during the period	(30)
Fair value of new contracts entered into during the period (a)	(7)	(13)
Other changes in fair value	35	33
Fair value of contracts outstanding at the end of the period	$46	$31

(a)	Represents the fair value of contracts at the end of the quarter of their inception.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2015, based on the observability of the information used to determine the fair value.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant observable inputs (Level 2)	$(6)	$(11)	$(9)		$(26)
Prices based on significant unobservable inputs (Level 3)	4	33	33	$2	72
Fair value of contracts outstanding at the end of the period	$(2)	$22	$24	$2	$46

VaR Models

A VaR model is utilized to measure commodity price risk in unregulated gross energy margins for the non-trading and trading portfolios. VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level. VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level. Given the company's disciplined hedging program, the non-trading VaR exposure is expected to be limited in the short-term. The VaR for portfolios using end-of-month results for the three months ended March 31, 2015 was as follows.

	Trading	Non-Trading
95% Confidence Level, Five-Day Holding Period
Period End	$4	$12
Average for the Period	4	10
High	4	12
Low	4	8

The trading portfolio includes all proprietary trading positions, regardless of the delivery period. All positions not considered proprietary trading are considered non-trading. The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months. Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets. The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2015.

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

The following interest rate hedges were outstanding at March 31, 2015.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$1,600	$(183)	$(54)	2045
Cross-currency swaps (d)	1,262	47	(162)	2028
Economic hedges
Interest rate swaps (e)	179	(52)	(3)	2033
LKE
Cash flow hedges
Interest rate swaps (c)	1,000	(122)	(40)	2045
Economic hedges
Interest rate swaps (e)	179	(52)	(3)	2033
LG&E
Cash flow hedges
Interest rate swaps (c)	500	(61)	(20)	2045
Economic hedges
Interest rate swaps (e)	179	(52)	(3)	2033
KU
Cash flow hedges
Interest rate swaps (c)	500	(61)	(20)	2045

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes foreign currency exchange rates.
(c)	Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or regulatory liabilities, if recoverable through regulated rates, and reclassified into earnings in the same period during which the item being hedged affects earnings.
(d)	Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes. Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.
(e)	Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates at March 31, 2015 is shown below.

	PPL	PPL Electric	LKE	LG&E	KU

Increase in interest expense	Not	Not	Not	Not	Not
	Significant	Significant	Significant	Significant	Significant

Increase in fair value of debt	$662	$128	$133	$43	$79

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

The following foreign currency hedges were outstanding at March 31, 2015.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£217	$34	$(32)	2016
Economic hedges (c)	1,306	169	(177)	2017

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)	To economically hedge the translation of expected earnings denominated in GBP to U.S. dollars.

NDT Funds - Securities Price Risk (PPL)

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the PPL Susquehanna nuclear plant (Susquehanna). At March 31, 2015, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on the Balance Sheet. The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates. PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. At March 31, 2015, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $74 million reduction in the fair value of the trust assets. See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Credit Risk" in the Registrants' 2014 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $77 million for the three months ended March 31, 2015, which primarily reflected a $199 million decrease to PP&E and goodwill offset by a decrease of $122 million to net liabilities. Changes in this exchange rate resulted in a foreign currency translation gain of $135 million for the three months ended March 31, 2014, which primarily reflected a $334 million increase to PP&E and goodwill offset by an increase of $199 million to net liabilities. The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions (All Registrants)

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 11 to the Financial Statements for additional information on related party transactions for PPL Electric, LKE, LG&E and KU.

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

(PPL)

See Note 8 to the Financial Statements for information on the anticipated spinoff of PPL Energy Supply and the completed Montana hydro sale.

Environmental Matters

(All Registrants except PPL Electric)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses. The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be material. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions. Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services.

The following is a discussion of the more significant environmental matters. See Note 10 to the Financial Statements and "Item 1. Business - Environmental Matters" for additional information on environmental matters.

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

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change. Requirements related to this plan could affect the Registrants and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements. As further described below, the EPA has proposed rules pursuant to this directive, which it expects to finalize in the second or third quarter of 2015. The EPA has also announced that it will develop a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act when the sources are already regulated under Section 112 is under challenge in the D.C. Circuit Court. Oral arguments were heard on April 16, 2015.

In January 2014, the EPA issued a revised proposal to regulate carbon dioxide emissions from new power plants. The proposed limits for coal-fired plants can only be achieved through carbon capture and sequestration, a technology that is not presently commercially viable and, therefore, effectively preclude the construction of new coal-fired plants. The proposed standards for new gas-fired plants may also not be continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

In June 2014, the EPA issued a proposed regulation addressing carbon dioxide emissions from existing power plants. The existing plant proposal contains stringent, state-specific rate-based reduction goals to be achieved in two phases (2020-2029 and 2030 and beyond). The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations. The EPA is also proposing potential state plan extensions based on the type of plan filed (single or multi-state). PPL has analyzed the proposal and identified potential impacts and solutions in comments filed on December 1, 2014. PPL also submitted Supplemental Comments to FERC through EEI, advocating for reliability coordination and relief in response to technical conferences hosted by FERC on the reliability implications of implementing this rule. The regulation of carbon dioxide emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

Waters of the United States (WOTUS)

In April 2014, the EPA and the U.S. Army Corps of Engineers published a proposed rule that could greatly expand the Clean Water Act definition of Waters of the United States. If the definition is expanded as proposed, permits and other regulatory requirements may be imposed for many matters presently not covered (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands), the implications of which could be significant. The EPA plans to make certain changes to the proposed regulation based on comments received. The U.S. House and Senate are considering legislation to block this regulation. Until a final rule is issued, the Registrants cannot predict the outcome of the pending rulemaking. A final rule is expected by summer 2015.

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs, imposing extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The CCR rule will become effective on October 14, 2015. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. PPL expects that its plants using surface impoundments for management and disposal of CCRs or the past management of CCRs and continued use to manage waste waters will be most impacted by this rule. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. PPL, LKE, LG&E and KU also anticipate incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications, or to implement various compliance strategies.

PPL, LKE, LG&E and KU are reviewing the rule and are still evaluating its financial and operational impact. It is expected that these requirements will result in increases to existing AROs which will be recorded in the second quarter of 2015. PPL, LKE, LG&E and KU are not yet able to determine an estimate of the expected increases to the existing AROs. PPL, LKE, LG&E and KU believe relevant costs relating to this rule are subject to future rate recovery before the respective state regulatory agencies, or the FERC, as applicable.

Effluent Limitation Guidelines (ELGs) and Standards

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits. The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate. The EPA's proposed ELG regulations also contain some requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed. The proposal contains several alternative approaches, some of which could significantly impact PPL's, PPL Energy Supply's, LKE's, LG&E's and KU's coal-fired plants. The final regulation is expected to be issued by the third or fourth quarter of 2015. At the present time, PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or estimate a range of reasonably possible costs, but the costs could be significant. Pending finalization of the ELGs, certain states (including Pennsylvania and Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals. Depending on the final limits imposed, the costs of compliance could vary significantly from the current capital expenditures projections and costs could be imposed ahead of federal timelines.

Clean Water Act 316(b)

The EPA's final 316(b) rule for existing facilities became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms. States are allowed considerable authority to make site-specific determinations under the rule. The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment). Plants already equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs. Once-through systems would likely require additional technology to comply with the rule. Mill Creek Unit 1 and Brunner Island (all units) are the only units expected to be impacted. PPL, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs to be material.

MATS

In February 2012, the EPA finalized the MATS rule requiring fossil-fuel fired plants to reduce emissions of mercury and other hazardous air pollutants by April 16, 2015. The rule was challenged by industry groups and states, and was upheld by the D.C. Circuit Court in April 2014. A group of states subsequently petitioned the U.S. Supreme Court to review this decision and on March 25, 2015, oral arguments were heard as to one issue - whether or not EPA unreasonably refused to consider costs when determining whether the MATS regulation was appropriate and necessary. A U.S. Supreme Court decision is expected by June 30, 2015. The rule provides for a three-year compliance deadline with the potential for one- and two-year extensions as provided under the statute. PPL, LKE, LG&E and KU have completed installation or upgrading of relevant environmental controls at affected plants or have received compliance extensions, as applicable.

PPL believes that installation of chemical additive systems and other controls may be necessary at certain coal-fired plants in Pennsylvania, the capital cost of which is not expected to be significant. PPL continues to analyze the potential impact of MATS on operating costs. With respect to PPL's Montana plants, modifications to the air pollution controls installed at Colstrip are required, the cost of which is not expected to be significant. Operations were suspended and the Corette plant was retired in March 2015 due to expected market conditions and the costs to comply with the MATS requirements.

LG&E's March 2015 retirement of one coal-fired generating unit at Cane Run and LG&E's and KU's anticipated retirement of remaining coal-fired electricity generating units located at Cane Run and Green River in 2015 and 2016 are in response to MATS and other environmental regulations. The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E or KU.

CSAPR

The EPA's CSAPR addresses the interstate transport of fine particulates and ozone by regulating emissions of sulfur dioxide and nitrogen oxide. In accordance with an October 2014 U.S. Court of Appeals decision, CSAPR establishes interstate allowance trading programs for sulfur dioxide and nitrogen oxide emissions from fossil-fueled plants in two phases: Phase 1 commenced in January 2015 and Phase 2 commences in 2017. Sulfur dioxide emissions are subject to an annual trading program and nitrogen oxide emissions are subject to annual and ozone season programs. Oral arguments pertaining to outstanding challenges to the EPA's CSAPR were heard before the D.C. Circuit Court during February 2015.

Although PPL, LKE, LG&E and KU do not anticipate incurring significant costs to comply with these programs, changes in market or operating conditions could result in impacts that are higher than anticipated.

Regional Haze

Under the EPA's regional haze programs (developed to eliminate man-made visibility degradation by 2064), states are required to make reasonable progress every decade through the application, among other things, of Best Available Retrofit Technology (BART) on power plants commissioned between 1962 and 1977. To date, the focus of regional haze regulation has been on the western U.S. As for the eastern U.S., the EPA determined that region-wide reductions under the CSAPR trading program could, in most instances, be utilized under state programs to satisfy BART requirements for sulfur dioxide and nitrogen oxides. However, the EPA's determination is being challenged by environmental groups and others.

LG&E's Mill Creek Units 3 and 4 are required to reduce sulfuric acid mist emissions because they were determined to have a regional haze impact. These reductions are required in the regional haze state implementation plan that the Kentucky Division for Air Quality submitted to the EPA. LG&E is currently installing sorbent injection technology to comply with these reductions, the costs of which are not expected to be significant.

In Montana, the EPA finalized a Federal Implementation Plan (FIP) of the Regional Haze Rules in September 2012, with stricter emissions limits for PPL Energy Supply's Colstrip Units 1 & 2 based on the installation of new controls (no limits or additional controls were specified for Colstrip Units 3 & 4), and stricter emission limits for the Corette plant (which are not based on additional controls). The cost of the additional controls for Colstrip Units 1 & 2 could be significant. PPL Energy Supply was meeting the stricter permit limits at Corette without any significant changes to operations, although other requirements led to the suspension of operations and the retirement of Corette in March 2015 (see "MATS" discussion above). Both PPL and environmental groups have appealed the final FIP to the U.S. Court of Appeals for the Ninth Circuit and litigation is ongoing.

National Ambient Air Quality Standards

In 2008, the EPA revised the National Ambient Air Quality Standard for ozone. As a result, states in the ozone transport region (OTR), including Pennsylvania, are required by the Clean Air Act to impose additional reductions in nitrogen oxide emissions based upon reasonably available control technologies (RACT). The PADEP is finalizing a RACT rule in 2015 requiring some fossil-fueled plants to operate at more stringent nitrogen oxide emission rates. The EPA proposed to further strengthen the ozone standard in November 2014, which could lead to further nitrogen oxide reductions for PPL's fossil-fueled plants within the OTR. The EPA is under court order to finalize the standard by October 1, 2015. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. The EPA recently sent a policy memo to state agencies to facilitate the development of these plans for the 2008 standard, including modeling data showing which states are contributing. The implementation of such plans could have an impact on the structure and stringency of CSAPR Phase 2 reductions (discussed above), or it could lead to the development of a new ozone transport rule. Non-OTR states, including Kentucky, are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be determined at this time.

In 2010, the EPA finalized a new, more stringent ambient air standard for sulfur dioxide and required states to identify areas that meet the standard and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky and part of Yellowstone County in Montana. Attainment is due for both areas by 2018. Pursuant to a consent decree between the EPA and Sierra Club approved on March 2, 2015, states are working to finalize designations for other areas by the 2017 or 2020 deadline depending on which designation methodology is used. PPL, PPL Energy Supply, LKE, LG&E and KU anticipate that some of the measures required for compliance with the CSAPR, the MATS, or the Regional Haze Rules (as discussed above), such as upgraded or new sulfur dioxide scrubbers at certain plants and, in the case of LG&E and KU, the previously announced retirement of coal-fired generating units at the Cane Run, Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard. If additional reductions were to be required, the financial impact could be significant. The short-term impact on the Corette plant from the EPA's final designation of part of Yellowstone County in Montana as non-attainment is not expected to be significant, as the plant's operations were suspended and the plant was retired in March 2015. In addition, MDEQ submitted a request to the EPA for a determination that this area is in attainment. If the EPA agrees with this request, then the deadlines associated with non-attainment would be suspended.

In December 2012, the EPA finalized a new, more stringent, annual National Ambient Air Quality Standard for fine particulates. The rules were challenged by the D.C. Circuit Court and upheld in May 2014. Final designations for the 2012 particulate standard were published in January 2015. Non-attainment areas in Pennsylvania and Kentucky were identified; however, EPA recently approved state implementation plan revisions for both states that improved these classifications. PPL Energy Supply, LG&E and KU plants in Pennsylvania and Kentucky will not be expected to make further reductions towards achieving attainment.

New Accounting Guidance (All Registrants)

See Notes 2 and 19 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2014 Form 10-K for a discussion of each critical accounting policy.

PPL
	PPL	Electric	LKE	LG&E	KU

Defined Benefits	X	X	X	X	X
Loss Accruals	X	X	X	X	X
Income Taxes	X	X	X	X	X
Asset Impairments (Excluding Investments)	X		X	X	X
AROs	X		X	X	X
Price Risk Management	X		X	X	X
Regulatory Assets and Liabilities	X	X	X	X	X
Revenue Recognition - unbilled revenue		X	X	X	X
114

PPL Corporation

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2015, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PPL Corporation

Following the announcement of the transaction to spin off PPL Energy Supply, LLC to form Talen Energy, management determined the appropriate staffing for Talen Energy and for PPL and its subsidiaries. During the three months ended March 31, 2015, staffing changes, including the consolidation of certain positions and transition of responsibilities, resulted in changes in certain individuals responsible for executing internal controls. However, changes to system applications, business processes and the associated internal controls were not significant. Management has taken steps to minimize the risk from the changes in individuals executing internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2014 Form 10-K; and
•	Notes 6 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2014 Form 10-K.

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

1(a)	-	Equity Distribution Agreement, dated February 26, 2015, by and among PPL Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 26, 2015)
1(b)	-	Equity Distribution Agreement, dated February 26, 2015, by and among PPL Corporation and Morgan Stanley & Co. LLC (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 26, 2015)
*1(c)	-	Final Terms of the Western Power Distribution (East Midlands) plc £25,000,000 1.676% Index Linked Notes due September 24, 2052 under the £3,000,000,000 Euro Medium Term Note Programme
*[_]10(a)	-	Service Agreement, dated March 16, 2015, between Western Power Distribution (South West) plc and Robert A. Symons
*[_]10(b)	-	Amendment No. 6 to PPL Corporation Directors Deferred Compensation Plan, dated as of April 15, 2015
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2015, filed by the following officers for the following companies:

*31(a)	-	PPL Corporation's principal executive officer
*31(b)	-	PPL Corporation's principal financial officer
*31(c)	-	PPL Electric Utilities Corporation's principal executive officer
*31(d)	-	PPL Electric Utilities Corporation's principal financial officer
*31(e)	-	LG&E and KU Energy LLC's principal executive officer
*31(f)	-	LG&E and KU Energy LLC's principal financial officer
*31(g)	-	Louisville Gas and Electric Company's principal executive officer
*31(h)	-	Louisville Gas and Electric Company's principal financial officer
*31(i)	-	Kentucky Utilities Company's principal executive officer
*31(j)	-	Kentucky Utilities Company's principal financial officer

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2015, furnished by the following officers for the following companies:

*32(a)	-	PPL Corporation's principal executive officer and principal financial officer
*32(b)	-	PPL Electric Utilities Corporation's principal executive officer and principal financial officer
*32(c)	-	LG&E and KU Energy LLC's principal executive officer and principal financial officer
*32(d)	-	Louisville Gas and Electric Company's principal executive officer and principal financial officer
*32(e)	-	Kentucky Utilities Company's principal executive officer and principal financial officer

101.INS	-	XBRL Instance Document
101.SCH	-	XBRL Taxonomy Extension Schema
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase
101.LAB	-	XBRL Taxonomy Extension Label Linkbase
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

Date: May 7, 2015	/s/ Stephen K. Breininger
Stephen K. Breininger
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: May 7, 2015	/s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr.
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: May 7, 2015	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

