Form 10-Q
period 2015-06-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP
filed 2015-08-03
CIK 922224, 55387, 60549, 1518339, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 669,969,737 shares outstanding at July 24, 2015.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 24, 2015.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 24, 2015.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 24, 2015.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION

PPL ELECTRIC UTILITIES CORPORATION

LG&E and KU Energy LLC

Louisville Gas and Electric Company

Kentucky Utilities Company

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

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

SIGNATURES	111
COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES	112
CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	117
CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	127

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

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent holding company of PPL Global and other subsidiaries.

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

PPL WPD Limited - an indirect U.K. subsidiary of PPL Global. PPL WPD Limited holds a liability for a closed defined benefit pension plan and a receivable with WPD plc.

Registrant(s) - refers to the Registrants named on the cover of this Report (each a "Registrant" and collectively, the "Registrants").

Subsidiary Registrant(s) - Registrants that are direct or indirect wholly owned subsidiaries of PPL: PPL Electric, LKE, LG&E and KU.

WPD - refers to WPD plc and its subsidiaries together with a sister company PPL WPD Ltd.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD plc - Western Power Distribution plc, formerly known as Western Power Distribution Limited, an indirect U.K. subsidiary of PPL Global. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

WPD Midlands - refers to WPD (East Midlands) and WPD (West Midlands), collectively.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electricity distribution utility company.

i

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

Act 129 - Act 129 of 2008 that became effective in October 2008. The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and changes to the Alternative Energy Portfolio Standard (AEPS).

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

Cane Run Unit 7 - a natural gas combined-cycle unit in Kentucky, jointly owned by LG&E and KU, which provides electric generating capacity of 640 MW (141 MW and 499 MW to LG&E and KU).

CCR(s) - Coal Combustion Residual(s). CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

Clean Water Act - federal legislation enacted to address certain environmental issues relating to water quality including effluent discharges, cooling water intake, and dredge and fill activities.

COBRA - Consolidated Omnibus Budget Reconciliation Act, which provides individuals the option to temporarily continue employer group health insurance coverage after termination of employment.

CPCN - Certificate of Public Convenience and Necessity. Authority granted by the KPSC pursuant to Kentucky Revised Statute 278.020 to provide utility service to or for the public or the construction of certain plant, equipment, property or facility for furnishing of utility service to the public.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DNO - Distribution Network Operator in the U.K.

ii

DOJ - U.S. Department of Justice.

DPCR4 - Distribution Price Control Review 4, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2005.

DPCR5 - Distribution Price Control Review 5, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2010.

DRIP - PPL Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.

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

ELG(s) - Effluent Limitation Guidelines, regulations promulgated by the EPA.

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

FGD - flue-gas desulfurization, a pollution control process for the removal of sulfur dioxide from exhaust gas.

Fitch - Fitch, Inc., a credit rating agency.

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GLT - Gas Line Tracker. The KPSC approved LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements. Rate recovery became effective on January 1, 2013.

Holdco - Talen Energy Holdings, Inc., a Delaware corporation, which was formed for the purposes of the June 1, 2015 spinoff of PPL Energy Supply, LLC.

iii

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

LIBOR - London Interbank Offered Rate.

MATS - Mercury and Air Toxics Standards, regulations promulgated by the EPA.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

NAAQS - National Ambient Air Quality Standards periodically adopted pursuant to the Clean Air Act.

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

PP&E - property, plant and equipment.

PPL EnergyPlus - prior to the June 1, 2015 spinoff of PPL Energy Supply, PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas, and supplied energy and energy services in competitive markets.

PPL Energy Supply - prior to the June 1, 2015 spinoff , PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL EnergyPlus and other subsidiaries.

PPL Montana - prior to the June 1, 2015 spinoff of PPL Energy Supply, PPL Montana, LLC, an indirect subsidiary of PPL Energy Supply, LLC that generated electricity for wholesale sales in Montana and the Pacific Northwest.

iv

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

Riverstone - Riverstone Holdings LLC, a Delaware limited liability company and ultimate parent company of the entities that own the competitive power generation business contributed to Talen Energy other than the competitive power generation business contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RJS Power - RJS Generation Holdings LLC, a Delaware limited liability company controlled by Riverstone, that owns the competitive power generation business contributed by its owners to Talen Energy other than the competitive power generation business contributed by virtue of the spinoff of a newly formed parent of PPL Energy Supply.

RMC - Risk Management Committee.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting. It also requires an independent auditor to make its own assessment.

SCRs - selective catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gas.

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

v

Talen Energy Marketing - PPL EnergyPlus' new name subsequent to the spinoff of PPL Energy Supply.

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

·	fuel supply;
·	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
·	weather conditions affecting customer energy use;
·	availability of existing generation facilities;
·	the duration of and cost associated with unscheduled outages at our generating facilities;
·	transmission and distribution system conditions and operating costs;
·	expansion of alternative sources of electricity generation;
·	collective labor bargaining negotiations;
·	the outcome of litigation against the Registrants and their subsidiaries;
·	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
·	the commitments and liabilities of the Registrants and their subsidiaries;
·	the effectiveness of our risk management techniques, including hedging;
·	our ability to attract and retain qualified employees;
·	volatility in market demand and prices for energy and transmission services;
·	competition in retail and wholesale power and natural gas markets;
·	market prices of commodity inputs for ongoing capital expenditures;
·	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
·	stock price performance of PPL;
·	volatility in the fair value of debt and equity securities and its impact on the value of assets in defined benefit plans, and the potential cash funding requirements if fair value declines;
·	interest rates and their effect on pension and retiree medical liabilities and interest payable on certain debt securities;
·	volatility in or the impact of other changes in financial markets and economic conditions;
·	new accounting requirements or new interpretations or applications of existing requirements;
·	changes in securities and credit ratings;
·	changes in foreign currency exchange rates for British pound sterling;
·	current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
·	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
·	receipt of necessary governmental permits, approvals and rate relief;
·	new state, federal or foreign legislation or regulatory developments;
·	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
·	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
·	the effect of any business or industry restructuring;
·	development of new projects, markets and technologies;
·	performance of new ventures; and
·	business dispositions or acquisitions and our ability to realize expected benefits from such business transactions.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Registrants on file with the SEC.

1

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

2

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues
Utility	$1,765	$1,830	$3,979	$3,992
Energy-related businesses	16	19	32	35
Total Operating Revenues	1,781	1,849	4,011	4,027

Operating Expenses
Operation
Fuel	214	232	467	508
Energy purchases	170	171	499	510
Other operation and maintenance	454	447	897	887
Depreciation	216	230	432	455
Taxes, other than income	76	77	162	160
Energy-related businesses	13	14	26	28
Total Operating Expenses	1,143	1,171	2,483	2,548

Operating Income	638	678	1,528	1,479

Other Income (Expense) - net	(102)	(74)	(14)	(103)

Interest Expense	215	208	424	424

Income from Continuing Operations Before Income Taxes	321	396	1,090	952

Income Taxes	71	166	288	333

Income from Continuing Operations After Income Taxes	250	230	802	619

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	(1,007)	(1)	(912)	(74)

Net Income (Loss)	$(757)	$229	$(110)	$545

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.37	$0.35	$1.20	$0.96
Diluted	$0.37	$0.34	$1.19	$0.94
Net Income (Loss) Available to PPL Common Shareowners:
Basic	$(1.13)	$0.35	$(0.17)	$0.84
Diluted	$(1.13)	$0.34	$(0.17)	$0.83

Dividends Declared Per Share of Common Stock	$0.3725	$0.3725	$0.7450	$0.7450

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	668,415	653,132	667,698	642,002
Diluted	671,286	665,792	670,013	664,927

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$(757)	$229	$(110)	$545

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of $6, $5, $1, $6	(83)	(3)	(149)	128
Available-for-sale securities, net of tax of ($3), ($15), ($9), ($21)	2	14	7	19
Qualifying derivatives, net of tax of ($11), $4, ($7), $29	21	(1)	27	(47)
Defined benefit plans:
Prior service costs, net of tax of $4, $0, $4, $0	(6)		(6)
Net actuarial gain (loss), net of tax of ($36), $2, ($36), $2	53	(2)	52	(2)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $1, $1, $2, $2	(1)	(1)	(2)	(2)
Qualifying derivatives, net of tax of ($24), $5, ($20), $1	27	(5)	10	14
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $1, $0			(1)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), $0, ($2)		1		2
Net actuarial loss, net of tax of ($12), ($8), ($25), ($17)	38	28	76	55
Total other comprehensive income (loss)	51	31	14	167

Comprehensive income (loss)	$(706)	$260	$(96)	$712

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(110)	$545
Loss from discontinued operations (net of income taxes)	912	74
Income from continuing operations (net of income taxes)	802	619
Adjustments to reconcile Income from continuing operations (net of taxes) to net cash provided by operating activities - continuing operations
Depreciation	432	455
Amortization	27	35
Defined benefit plans - expense	32	27
Deferred income taxes and investment tax credits	256	253
Unrealized (gains) losses on derivatives, and other hedging activities	62	69
Adjustment to WPD line loss accrual		65
Stock-based compensation expense	38	20
Other	11	1
Change in current assets and current liabilities
Accounts receivable	(74)	(95)
Accounts payable	(83)	(46)
Unbilled revenues	79	94
Prepayments	(61)	(19)
Taxes payable	(129)	52
Accrued interest	(87)	(107)
Other current liabilities	(91)	(38)
Other	13	40
Other operating activities
Defined benefit plans - funding	(289)	(186)
Other assets	(29)	2
Other liabilities	61	52
Net cash provided by operating activities - continuing operations	970	1,293
Net cash provided by operating activities - discontinued operations	343	290
Net cash provided by operating activities	1,313	1,583
Cash Flows from Investing Activities
Investing activities from continuing operations:
Expenditures for property, plant and equipment	(1,679)	(1,678)
Expenditures for intangible assets	(24)	(24)
Purchase of other investments	(15)
Proceeds from the sale of other investments	135
Net (increase) decrease in restricted cash and cash equivalents	8	7
Other investing activities		(5)
Net cash provided by (used in) investing activities - continuing operations	(1,575)	(1,700)
Net cash provided by (used in) investing activities - discontinued operations	(149)	(403)
Net cash provided by (used in) investing activities	(1,724)	(2,103)
Cash Flows from Financing Activities
Financing activities from continuing operations:
Issuance of long-term debt	88	296
Retirement of long-term debt		(239)
Issuance of common stock	83	1,017
Payment of common stock dividends	(500)	(470)
Net increase (decrease) in short-term debt	276	(217)
Other financing activities	(18)	(38)
Net cash provided by (used in) financing activities - continuing operations	(71)	349
Net cash provided by (used in) financing activities - discontinued operations	(546)	138
Net cash distributions to parent from discontinued operations	132	184
Net cash provided by (used in) financing activities	(485)	671
Effect of Exchange Rates on Cash and Cash Equivalents	(9)	16
Net (Increase) Decrease in Cash and Cash Equivalents included in Discontinued Operations	352	(25)
Net Increase (Decrease) in Cash and Cash Equivalents	(553)	142
Cash and Cash Equivalents at Beginning of Period	1,399	863
Cash and Cash Equivalents at End of Period	$846	$1,005

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

5

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$846	$1,399
Short-term investments		120
Accounts receivable (less reserve: 2015, $41; 2014, $44)
Customer	737	737
Other	106	71
Unbilled revenues	431	517
Fuel, materials and supplies	315	381
Prepayments	136	75
Deferred income taxes	159	125
Other current assets	140	134
Current assets of discontinued operations		2,600
Total Current Assets	2,870	6,159

Property, Plant and Equipment
Regulated utility plant	32,990	30,568
Less: accumulated depreciation - regulated utility plant	5,480	5,361
Regulated utility plant, net	27,510	25,207
Non-regulated property, plant and equipment	537	592
Less: accumulated depreciation - non-regulated property, plant and equipment	168	162
Non-regulated property, plant and equipment, net	369	430
Construction work in progress	1,339	2,532
Property, Plant and Equipment, net	29,218	28,169

Other Noncurrent Assets
Regulatory assets	1,569	1,562
Goodwill	3,590	3,667
Other intangibles	658	668
Other noncurrent assets	339	322
Noncurrent assets of discontinued operations		8,317
Total Other Noncurrent Assets	6,156	14,536

Total Assets	$38,244	$48,864

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

6

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$1,100	$836
Long-term debt due within one year	1,000	1,000
Accounts payable	902	995
Taxes	130	263
Interest	191	298
Dividends	250	249
Customer deposits	309	304
Regulatory liabilities	137	91
Other current liabilities	490	632
Current liabilities of discontinued operations		2,775
Total Current Liabilities	4,509	7,443

Long-term Debt	17,103	17,173

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,538	3,227
Investment tax credits	130	132
Accrued pension obligations	1,078	1,457
Asset retirement obligations	487	324
Regulatory liabilities	977	992
Other deferred credits and noncurrent liabilities	481	525
Noncurrent liabilities of discontinued operations		3,963
Total Deferred Credits and Other Noncurrent Liabilities	6,691	10,620

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,564	9,433
Earnings reinvested	2,654	6,462
Accumulated other comprehensive loss	(2,284)	(2,274)
Total Equity	9,941	13,628

Total Liabilities and Equity	$38,244	$48,864

(a)	780,000 shares authorized; 669,514 and 665,849 shares issued and outstanding at June 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

7

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock				Accumulated
	shares		Additional		other
	outstanding	Common	paid-in	Earnings	comprehensive
	(a)	stock	capital	reinvested	loss	Total

March 31, 2015	667,713	$7	$9,480	$6,860	$(2,311)	$14,036
Common stock issued	1,801		57			57
Stock-based compensation			27			27
Net loss				(757)		(757)
Dividends and dividend equivalents				(249)		(249)
Distribution of PPL Energy Supply (Note 8)				(3,200)	(24)	(3,224)
Other comprehensive income (loss)					51	51
June 30, 2015	669,514	$7	$9,564	$2,654	$(2,284)	$9,941

December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)	$13,628
Common stock issued	3,665		111			111
Stock-based compensation			20			20
Net loss				(110)		(110)
Dividends and dividend equivalents				(498)		(498)
Distribution of PPL Energy Supply (Note 8)				(3,200)	(24)	(3,224)
Other comprehensive income (loss)					14	14
June 30, 2015	669,514	$7	$9,564	$2,654	$(2,284)	$9,941

March 31, 2014	631,417	$6	$8,352	$5,788	$(1,429)	$12,717
Common stock issued	32,601	1	997			998
Stock-based compensation			9			9
Net income				229		229
Dividends and dividend equivalents				(249)		(249)
Other comprehensive income (loss)					31	31
June 30, 2014	664,018	$7	$9,358	$5,768	$(1,398)	$13,735

December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)	$12,466
Common stock issued	33,697	1	1,027			1,028
Stock-based compensation			15			15
Net income				545		545
Dividends and dividend equivalents				(486)		(486)
Other comprehensive income (loss)					167	167
June 30, 2014	664,018	$7	$9,358	$5,768	$(1,398)	$13,735

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

8

(THIS PAGE LEFT BLANK INTENTIONALLY.)

9

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating Revenues	$476	$449	$1,106	$1,041

Operating Expenses
Operation
Energy purchases	138	114	365	303
Energy purchases from affiliate	5	21	14	48
Other operation and maintenance	140	135	273	269
Depreciation	52	45	103	90
Taxes, other than income	25	23	60	55
Total Operating Expenses	360	338	815	765

Operating Income	116	111	291	276

Other Income (Expense) - net	2	1	4	3

Interest Expense	33	29	64	58

Income Before Income Taxes	85	83	231	221

Income Taxes	36	31	95	84

Net Income (a)	$49	$52	$136	$137

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

10

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$136	$137
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	103	90
Amortization	14	9
Defined benefit plans - expense	8	11
Deferred income taxes and investment tax credits	39	44
Other	(6)	(17)
Change in current assets and current liabilities
Accounts receivable	(24)	(80)
Accounts payable	(93)	(33)
Unbilled revenues	25	34
Prepayments	(80)	(40)
Taxes payable	(55)	8
Other	22	2
Other operating activities
Defined benefit plans - funding	(33)	(19)
Other assets	(2)	5
Other liabilities	22	(3)
Net cash provided by operating activities	76	148

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(480)	(436)
Expenditures for intangible assets	(5)	(22)
Net (increase) decrease in notes receivable from affiliates		150
Other investing activities	2	13
Net cash provided by (used in) investing activities	(483)	(295)

Cash Flows from Financing Activities
Issuance of long-term debt		296
Retirement of long-term debt		(10)
Contributions from parent	160	95
Payment of common stock dividends to parent	(107)	(87)
Net increase (decrease) in short-term debt	168	(20)
Other financing activities		(3)
Net cash provided by (used in) financing activities	221	271

Net Increase (Decrease) in Cash and Cash Equivalents	(186)	124
Cash and Cash Equivalents at Beginning of Period	214	25
Cash and Cash Equivalents at End of Period	$28	$149

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

11

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$28	$214
Accounts receivable (less reserve: 2015, $16; 2014, $17)
Customer	343	312
Other	21	44
Unbilled revenues	88	113
Materials and supplies	37	43
Prepayments	90	10
Deferred income taxes	93	58
Regulatory assets	10	12
Other current assets	10	13
Total Current Assets	720	819

Property, Plant and Equipment
Regulated utility plant	8,331	7,589
Less: accumulated depreciation - regulated utility plant	2,582	2,517
Regulated utility plant, net	5,749	5,072
Construction work in progress	475	738
Property, Plant and Equipment, net	6,224	5,810

Other Noncurrent Assets
Regulatory assets	946	897
Intangibles	239	235
Other noncurrent assets	42	24
Total Other Noncurrent Assets	1,227	1,156

Total Assets	$8,171	$7,785

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

12

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$168
Long term debt due within one year	100	$100
Accounts payable	308	325
Accounts payable to affiliates	81	70
Taxes	30	85
Interest	34	34
Regulatory liabilities	110	76
Other current liabilities	82	103
Total Current Liabilities	913	793

Long-term Debt	2,503	2,502

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,553	1,483
Accrued pension obligations	147	212
Regulatory liabilities	26	18
Other deferred credits and noncurrent liabilities	76	60
Total Deferred Credits and Other Noncurrent Liabilities	1,802	1,773

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,810	1,603
Earnings reinvested	779	750
Total Equity	2,953	2,717

Total Liabilities and Equity	$8,171	$7,785

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

13

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

March 31, 2015	66,368	$364	$1,653	$793	$2,810
Net income				49	49
Capital contributions from PPL (b)			157		157
Dividends declared on common stock				(63)	(63)
June 30, 2015	66,368	$364	$1,810	$779	$2,953

December 31, 2014	66,368	$364	$1,603	$750	$2,717
Net income				136	136
Capital contributions from PPL (b)			207		207
Dividends declared on common stock				(107)	(107)
June 30, 2015	66,368	$364	$1,810	$779	$2,953

March 31, 2014	66,368	$364	$1,405	$698	$2,467
Net income				52	52
Capital contributions from PPL			30		30
Dividends declared on common stock				(55)	(55)
June 30, 2014	66,368	$364	$1,435	$695	$2,494

December 31, 2013	66,368	$364	$1,340	$645	$2,349
Net income				137	137
Capital contributions from PPL			95		95
Dividends declared on common stock				(87)	(87)
June 30, 2014	66,368	$364	$1,435	$695	$2,494

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	Includes non-cash contributions of $47 million.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

14

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Operating Revenues	$714	$722	$1,613	$1,656

Operating Expenses
Operation
Fuel	214	231	467	508
Energy purchases	28	36	120	160
Other operation and maintenance	214	206	423	412
Depreciation	94	87	189	173
Taxes, other than income	15	13	29	26
Total Operating Expenses	565	573	1,228	1,279

Operating Income	149	149	385	377

Other Income (Expense) - net	(1)	(2)	(2)	(4)

Interest Expense	42	41	84	83

Interest Expense with Affiliate	1		1

Income Before Income Taxes	105	106	298	290

Income Taxes	45	41	121	110

Net Income	$60	$65	$177	$180

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

15

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$60	$65	$177	$180

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Defined benefit plans:
Net actuarial loss, net of tax of $5, $1, $5, $1	(8)	(2)	(8)	(2)
Reclassification to net income - (gains) losses, net of tax expense
(benefit):
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $1, $0			(1)	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1		1
Net actuarial loss, net of tax of ($1), $0, ($1), $0			1
Total other comprehensive income (loss)	(7)	(2)	(7)	(3)

Comprehensive income	$53	$63	$170	$177

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

16

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$177	$180
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	189	173
Amortization	12	12
Defined benefit plans - expense	21	12
Deferred income taxes and investment tax credits	145	149
Other	23	1
Change in current assets and current liabilities
Accounts receivable	13	(22)
Accounts payable	10	(5)
Accounts payable to affiliates		(2)
Unbilled revenues	12	27
Fuel, materials and supplies	54	43
Income tax receivable	136	(2)
Taxes payable	23	(10)
Other	(30)	1
Other operating activities
Defined benefit plans - funding	(63)	(40)
Other assets	7	(2)
Other liabilities	(26)	2
Net cash provided by operating activities	703	517
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(630)	(556)
Net (increase) decrease in notes receivable from affiliates		54
Other investing activities	4
Net cash provided by (used in) investing activities	(626)	(502)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	18
Net increase (decrease) in short-term debt	(14)	75
Distributions to member	(109)	(221)
Contributions from member	20	119
Net cash provided by (used in) financing activities	(85)	(27)
Net Increase (Decrease) in Cash and Cash Equivalents	(8)	(12)
Cash and Cash Equivalents at Beginning of Period	21	35
Cash and Cash Equivalents at End of Period	$13	$23

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

17

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$13	$21
Accounts receivable (less reserve: 2015, $23; 2014, $25)
Customer	216	231
Other	18	18
Unbilled revenues	155	167
Fuel, materials and supplies	249	311
Prepayments	32	28
Income taxes receivable		136
Deferred income taxes	42	16
Regulatory assets	24	25
Other current assets	7	3
Total Current Assets	756	956

Property, Plant and Equipment
Regulated utility plant	11,349	10,014
Less: accumulated depreciation - regulated utility plant	1,040	1,069
Regulated utility plant, net	10,309	8,945
Construction work in progress	725	1,559
Property, Plant and Equipment, net	11,034	10,504

Other Noncurrent Assets
Regulatory assets	623	665
Goodwill	996	996
Other intangibles	148	174
Other noncurrent assets	91	101
Total Other Noncurrent Assets	1,858	1,936

Total Assets	$13,648	$13,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

18

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$561	$575
Long-term debt due within one year	900	900
Notes payable with affiliates	59	41
Accounts payable	346	399
Accounts payable to affiliates	8	2
Customer deposits	52	52
Taxes	59	36
Price risk management liabilities	5	5
Price risk management liabilities with affiliates	46	66
Regulatory liabilities	27	15
Interest	24	23
Other current liabilities	113	131
Total Current Liabilities	2,200	2,245

Long-term Debt	3,667	3,667

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,406	1,241
Investment tax credits	129	131
Accrued pension obligations	274	305
Asset retirement obligations	437	274
Regulatory liabilities	951	974
Price risk management liabilities	40	43
Other deferred credits and noncurrent liabilities	215	268
Total Deferred Credits and Other Noncurrent Liabilities	3,452	3,236

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,329	4,248

Total Liabilities and Equity	$13,648	$13,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

19

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

March 31, 2015	$4,342
Net income	60
Contributions from member	20
Distributions to member	(86)
Other comprehensive income (loss)	(7)
June 30, 2015	$4,329

December 31, 2014	$4,248
Net income	177
Contributions from member	20
Distributions to member	(109)
Other comprehensive income (loss)	(7)
June 30, 2015	$4,329

March 31, 2014	$4,200
Net income	65
Contributions from member	79
Distributions to member	(117)
Other comprehensive income (loss)	(2)
June 30, 2014	$4,225

December 31, 2013	$4,150
Net income	180
Contributions from member	119
Distributions to member	(221)
Other comprehensive income (loss)	(3)
June 30, 2014	$4,225

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

20

(THIS PAGE LEFT BLANK INTENTIONALLY.)

21

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues
Retail and wholesale	$323	$320	$740	$762
Electric revenue from affiliate	8	24	30	61
Total Operating Revenues	331	344	770	823

Operating Expenses
Operation
Fuel	82	104	185	221
Energy purchases	23	29	111	147
Energy purchases from affiliate	5	2	8	8
Other operation and maintenance	103	94	199	192
Depreciation	40	39	82	77
Taxes, other than income	7	7	14	13
Total Operating Expenses	260	275	599	658

Operating Income	71	69	171	165

Other Income (Expense) - net	(1)	(1)	(2)	(3)

Interest Expense	13	12	26	24

Income Before Income Taxes	57	56	143	138

Income Taxes	22	21	55	51

Net Income (a)	$35	$35	$88	$87

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

22

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$88	$87
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	82	77
Amortization	6	6
Defined benefit plans - expense	8	5
Deferred income taxes and investment tax credits	58	20
Other	24	(4)
Change in current assets and current liabilities
Accounts receivable	13	(3)
Accounts receivable from affiliates	7	(17)
Accounts payable	(12)	(5)
Accounts payable to affiliates	(4)	(4)
Unbilled revenues	9	19
Fuel, materials and supplies	51	44
Income tax receivable	74	(5)
Taxes payable	9	2
Other	(2)	(4)
Other operating activities
Defined benefit plans - funding	(25)	(10)
Other assets	12	(1)
Other liabilities	(9)	(4)
Net cash provided by operating activities	389	203
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(349)	(249)
Net cash provided by (used in) investing activities	(349)	(249)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(5)	50
Payment of common stock dividends to parent	(58)	(60)
Contributions from parent	20	53
Net cash provided by (used in) financing activities	(43)	43
Net Increase (Decrease) in Cash and Cash Equivalents	(3)	(3)
Cash and Cash Equivalents at Beginning of Period	10	8
Cash and Cash Equivalents at End of Period	$7	$5

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

23

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$7	$10
Accounts receivable (less reserve: 2015, $1; 2014, $2)
Customer	94	107
Other	10	11
Unbilled revenues	67	76
Accounts receivable from affiliates	16	23
Fuel, materials and supplies	103	162
Prepayments	8	8
Income taxes receivable		74
Deferred income taxes	17
Regulatory assets	10	21
Other current assets	3	1
Total Current Assets	335	493

Property, Plant and Equipment
Regulated utility plant	4,565	4,031
Less: accumulated depreciation - regulated utility plant	353	456
Regulated utility plant, net	4,212	3,575
Construction work in progress	331	676
Property, Plant and Equipment, net	4,543	4,251

Other Noncurrent Assets
Regulatory assets	370	397
Goodwill	389	389
Other intangibles	85	97
Other noncurrent assets	23	35
Total Other Noncurrent Assets	867	918

Total Assets	$5,745	$5,662

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

24

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$259	$264
Long-term debt due within one year	250	250
Accounts payable	210	240
Accounts payable to affiliates	16	20
Customer deposits	25	25
Taxes	28	19
Price risk management liabilities	5	5
Price risk management liabilities with affiliates	23	33
Regulatory liabilities	15	10
Interest	6	6
Other current liabilities	41	42
Total Current Liabilities	878	914

Long-term Debt	1,103	1,103

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	777	700
Investment tax credits	35	36
Accrued pension obligations	36	57
Asset retirement obligations	109	66
Regulatory liabilities	446	458
Price risk management liabilities	40	43
Other deferred credits and noncurrent liabilities	97	111
Total Deferred Credits and Other Noncurrent Liabilities	1,540	1,471

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,541	1,521
Earnings reinvested	259	229
Total Equity	2,224	2,174

Total Liabilities and Equity	$5,745	$5,662

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

25

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

March 31, 2015	21,294	$424	$1,521	$259	$2,204
Net income				35	35
Capital contributions from LKE			20		20
Cash dividends declared on common stock				(35)	(35)
June 30, 2015	21,294	$424	$1,541	$259	$2,224

December 31, 2014	21,294	$424	$1,521	$229	$2,174
Net income				88	88
Capital contributions from LKE			20		20
Cash dividends declared on common stock				(58)	(58)
June 30, 2015	21,294	$424	$1,541	$259	$2,224

March 31, 2014	21,294	$424	$1,364	$197	$1,985
Net income				35	35
Capital contributions from LKE			53		53
Cash dividends declared on common stock				(33)	(33)
June 30, 2014	21,294	$424	$1,417	$199	$2,040

December 31, 2013	21,294	$424	$1,364	$172	$1,960
Net income				87	87
Capital contributions from LKE			53		53
Cash dividends declared on common stock				(60)	(60)
June 30, 2014	21,294	$424	$1,417	$199	$2,040

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

26

(THIS PAGE LEFT BLANK INTENTIONALLY.)

27

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues
Retail and wholesale	$391	$402	$873	$894
Electric revenue from affiliate	5	2	8	8
Total Operating Revenues	396	404	881	902

Operating Expenses
Operation
Fuel	132	127	282	287
Energy purchases	5	7	9	13
Energy purchases from affiliate	8	24	30	61
Other operation and maintenance	109	107	213	205
Depreciation	54	47	107	95
Taxes, other than income	8	6	15	13
Total Operating Expenses	316	318	656	674

Operating Income	80	86	225	228

Other Income (Expense) - net	2		1

Interest Expense	19	20	38	39

Income Before Income Taxes	63	66	188	189

Income Taxes	24	26	71	72

Net Income (a)	$39	$40	$117	$117

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

28

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$117	$117
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	107	95
Amortization	4	4
Defined benefit plans - expense	6	2
Deferred income taxes and investment tax credits	84	89
Other	(1)	5
Change in current assets and current liabilities
Accounts receivable		(20)
Accounts payable	27	10
Accounts payable to affiliates	(11)	13
Unbilled revenues	3	8
Fuel, materials and supplies	3	(1)
Income tax receivable	60	(24)
Taxes payable	14	(19)
Other	(9)	16
Other operating activities
Defined benefit plans - funding	(19)	(3)
Other assets	(1)	(1)
Other liabilities	(24)	6
Net cash provided by operating activities	360	297
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(279)	(305)
Other investing activities	4
Net cash provided by (used in) investing activities	(275)	(305)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(9)	25
Payment of common stock dividends to parent	(81)	(86)
Contributions from parent		66
Net cash provided by (used in) financing activities	(90)	5
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	(3)
Cash and Cash Equivalents at Beginning of Period	11	21
Cash and Cash Equivalents at End of Period	$6	$18

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

29

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$6	$11
Accounts receivable (less reserve: 2015, $2; 2014, $2)
Customer	122	124
Other	7	6
Unbilled revenues	88	91
Fuel, materials and supplies	146	149
Prepayments	12	10
Income taxes receivable		60
Deferred income taxes	20	2
Regulatory assets	14	4
Other current assets	4	2
Total Current Assets	419	459

Property, Plant and Equipment
Regulated utility plant	6,780	5,977
Less: accumulated depreciation - regulated utility plant	685	611
Regulated utility plant, net	6,095	5,366
Construction work in progress	390	880
Property, Plant and Equipment, net	6,485	6,246

Other Noncurrent Assets
Regulatory assets	253	268
Goodwill	607	607
Other intangibles	63	77
Other noncurrent assets	57	58
Total Other Noncurrent Assets	980	1,010

Total Assets	$7,884	$7,715

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

30

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$227	$236
Long-term debt due within one year	250	250
Accounts payable	124	141
Accounts payable to affiliates	36	47
Customer deposits	27	27
Taxes	28	14
Price risk management liabilities with affiliates	23	33
Regulatory liabilities	12	5
Interest	12	11
Other current liabilities	42	41
Total Current Liabilities	781	805

Long-term Debt	1,841	1,841

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	987	884
Investment tax credits	94	95
Accrued pension obligations	43	59
Asset retirement obligations	328	208
Regulatory liabilities	505	516
Other deferred credits and noncurrent liabilities	64	101
Total Deferred Credits and Other Noncurrent Liabilities	2,021	1,863

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,596	2,596
Accumulated other comprehensive income (loss)	(1)
Earnings reinvested	338	302
Total Equity	3,241	3,206

Total Liabilities and Equity	$7,884	$7,715

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

31

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

March 31, 2015	37,818	$308	$2,596	$350	$(1)	$3,253
Net income				39		39
Cash dividends declared on common stock				(51)		(51)
June 30, 2015	37,818	$308	$2,596	$338	$(1)	$3,241

December 31, 2014	37,818	$308	$2,596	$302	$	$3,206
Net income				117		117
Cash dividends declared on common stock				(81)		(81)
Other comprehensive income (loss)					(1)	(1)
June 30, 2015	37,818	$308	$2,596	$338	$(1)	$3,241

March 31, 2014	37,818	$308	$2,545	$270	$	$3,123
Net income				40		40
Capital contributions from LKE			26			26
Cash dividends declared on common stock				(49)		(49)
June 30, 2014	37,818	$308	$2,571	$261	$	$3,140

December 31, 2013	37,818	$308	$2,505	$230	$1	$3,044
Net income				117		117
Capital contributions from LKE			66			66
Cash dividends declared on common stock				(86)		(86)
Other comprehensive income (loss)					(1)	(1)
June 30, 2014	37,818	$308	$2,571	$261	$	$3,140

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

32

Combined Notes to Condensed Financial Statements (Unaudited)

1. Interim Financial Statements

(All Registrants)

Capitalized terms and abbreviations appearing in the unaudited combined notes to condensed financial statements are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted. The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure. Within combined disclosures, amounts are disclosed for any Registrant when significant.

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2014 is derived from that Registrant's 2014 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2014 Form 10-K. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2015 financial statements.

(PPL)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Energy Supply, substantially representing PPL's Supply segment, which was spun off and distributed to PPL shareowners on June 1, 2015. PPL Energy Supply's assets and liabilities have been reclassified on the Balance Sheet at December 31, 2014 to assets and liabilities of discontinued operations. The assets and liabilities were distributed and removed from PPL's Balance Sheets in the second quarter of 2015. In addition, the Statements of Cash Flows separately report the cash flows of the discontinued operations. See Note 8 for additional information.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 to each indicated Registrant's 2014 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy. During the three and six months ended June 30, 2015, PPL Electric purchased $276 million and $607 million of accounts receivable from unaffiliated third parties and $53 million and $146 million from PPL EnergyPlus. During the three and six months ended June 30, 2014, PPL Electric purchased $253 million and $614 million of accounts receivable from unaffiliated third parties and $79 million and $184 million from PPL EnergyPlus. PPL Electric's purchases from PPL EnergyPlus for the three and six months ended June 30, 2015 include purchases through May 31, 2015, which is the period during which PPL Electric and PPL EnergyPlus were affiliated entities. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are purchases from an unaffiliated third party.

33

Depreciation (PPL)

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years. For the three and six months ended June 30, 2015, this change in useful lives resulted in lower depreciation of $22 million ($17 million after-tax or $0.03 per share) and $42 million ($33 million after-tax or $0.05 per share).

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

As a result of the spinoff on June 1, 2015, PPL Energy Supply has been reported as a discontinued operation under the new discontinued operations guidance. See Note 8 for additional information.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2014 Form 10-K for a discussion of reportable segments and related information.

On June 1, 2015, PPL completed the spinoff of PPL Energy Supply, which substantially represented PPL's Supply segment. As a result of this transaction, PPL no longer has a Supply segment. See Note 8 for additional information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are:

	Three Months		Six Months
	2015	2014	2015	2014
Income Statement Data
Revenues from external customers
U.K. Regulated	$587	$672	$1,284	$1,320
Kentucky Regulated	714	722	1,613	1,656
Pennsylvania Regulated	476	448	1,106	1,039
Corporate and Other	4	7	8	12
Total	$1,781	$1,849	$4,011	$4,027

Net Income (loss)
U.K. Regulated (a)	$190	$187	$565	$393
Kentucky Regulated	47	58	156	165
Pennsylvania Regulated	49	52	136	137
Corporate and Other (b)	(36)	(67)	(55)	(76)
Discontinued Operations (c)	(1,007)	(1)	(912)	(74)
Total	$(757)	$229	$(110)	$545
34

	June 30,	December 31,
	2015	2014
Balance Sheet Data
Assets
U.K. Regulated	$15,973	$16,005
Kentucky Regulated	13,314	13,062
Pennsylvania Regulated	8,171	7,785
Corporate and Other (d)	786	1,095
Discontinued Operations (c)		10,917
Total assets	$38,244	$48,864

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	2015 includes transition costs to prepare the new Talen Energy organization for the June 1, 2015 spinoff and reconfigure the remaining PPL Services functions. See Note 8 for additional information.
(c)	See Note 8 for additional information.
(d)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2015	2014	2015	2014
Income (Numerator)
Income from continuing operations after income taxes	$250	$230	$802	$619
Less amounts allocated to participating securities	1	1	2	3
Income from continuing operations after income taxes available to PPL
common shareowners - Basic	249	229	800	616
Plus interest charges (net of tax) related to Equity Units (a)				9
Income from continuing operations after income taxes available to PPL
common shareowners - Diluted	$249	$229	$800	$625

Income (loss) from discontinued operations (net of income taxes) available
to PPL common shareowners - Basic and Diluted	$(1,007)	$(1)	$(912)	$(74)

Net income (loss)	$(757)	$229	$(110)	$545
Less amounts allocated to participating securities	1	1	2	3
Net income (loss) available to PPL common shareowners - Basic	(758)	228	(112)	542
Plus interest charges (net of tax) related to Equity Units (a)				9
Net income (loss) available to PPL common shareowners - Diluted	$(758)	$228	$(112)	$551

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	668,415	653,132	667,698	642,002
Add incremental non-participating securities:
Share-based payment awards	2,871	2,100	2,315	1,806
Equity Units (a)		10,560		21,119
Weighted-average shares - Diluted EPS	671,286	665,792	670,013	664,927

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.37	$0.35	$1.20	$0.96
Income (loss) from discontinued operations (net of income taxes)	(1.50)		(1.37)	(0.12)
Net Income (Loss) Available to PPL common shareowners	$(1.13)	$0.35	$(0.17)	$0.84

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.37	$0.34	$1.19	$0.94
Income (loss) from discontinued operations (net of income taxes)	(1.50)		(1.36)	(0.11)
Net Income (Loss) Available to PPL common shareowners	$(1.13)	$0.34	$(0.17)	$0.83
35

(a)	In 2014, the If-Converted Method was applied to the Equity Units prior to the March 2014 settlement.

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans as follows (in thousands):

	Three Months		Six Months
	2015	2014	2015	2014

Stock-based compensation plans (a)	992	922	2,437	2,018
DRIP	424		843

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2015	2014	2015	2014

Stock options	348	790	1,085	2,060
Performance units		1	73	1
Restricted stock units				61

5. Income Taxes

Reconciliations of income taxes for the periods ended June 30 are:

(PPL)

	Three Months		Six Months
	2015	2014	2015	2014

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$112	$139	$382	$333
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	3	29	16
Valuation allowance adjustments (a)	5	46	8	46
Impact of lower U.K. income tax rates	(36)	(31)	(98)	(76)
U.S. income tax on foreign earnings - net of foreign tax credit (b)		10	(1)	21
Federal and state tax reserve adjustments (c)	(12)	(1)	(12)	(1)
Intercompany interest on U.K. financing entities	(3)	(1)	(11)	(3)
Other	(4)	1	(9)	(3)
Total increase (decrease)	(41)	27	(94)
Total income taxes	$71	$166	$288	$333

(a)	As a result of the spinoff announcement, PPL recorded deferred income tax expense during the three and six months ended June 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the earnings of PPL Energy Supply. See Note 8 for additional information on the spinoff.
(b)	During the three and six months ended June 30, 2015, PPL recorded lower income tax expense due to a decrease in taxable dividends.
(c)	During the three and six months ended June 30, 2015, PPL recorded a tax benefit to adjust the settled refund amount approved by Joint Committee of Taxation for the open audit years 1998-2011.

(PPL Electric)

	Three Months		Six Months
	2015	2014	2015	2014

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$30	$29	$81	$77
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	14	12
Federal and state tax reserve adjustments	2	(1)	2	(1)
Depreciation not normalized	(1)	(1)	(2)	(3)
Other	1			(1)
Total increase (decrease)	6	2	14	7
Total income taxes	$36	$31	$95	$84

(LKE)

	Three Months		Six Months
	2015	2014	2015	2014

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$37	$37	$104	$102
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	11	10
Valuation allowance adjustment (a)	5		8
Other	(1)		(2)	(2)
Total increase (decrease)	8	4	17	8
Total income taxes	$45	$41	$121	$110

(a)	Represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

(LG&E)

	Three Months		Six Months
	2015	2014	2015	2014

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$20	$20	$50	$48
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	5	5
Other		(1)		(2)
Total increase (decrease)	2	1	5	3
Total income taxes	$22	$21	$55	$51

(KU)

	Three Months		Six Months
	2015	2014	2015	2014

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$22	$23	$66	$66
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	7	7
Other		1	(2)	(1)
Total increase (decrease)	2	3	5	6
Total income taxes	$24	$26	$71	$72

Unrecognized Tax Benefits (PPL)

Changes to unrecognized tax benefits for the periods ended June 30 were as follows.

	Three Months		Six Months
	2015	2014	2015	2014
PPL
Beginning of period	$20	$22	$20	$22
Additions based on tax positions of prior years		1		1
Reductions based on tax positions of prior years		(2)		(2)
Settlements	(15)		(15)
End of period	$5	$21	$5	$21

Other (PPL)

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. In April 2015, PPL was notified that the Joint Committee on Taxation approved PPL's settlement. In the second quarter of 2015, PPL recorded a tax benefit of $23 million, which includes an estimate of interest on the refund. Of this amount, $11 million is reflected in continuing operations. Final determination of interest on the refund is still pending from the IRS.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014

Current Regulatory Assets:
Environmental cost recovery	$16	$5
Gas supply clause	1	15
Transmission service charge	7	6	$7	$6
Other	10	11	3	6
Total current regulatory assets (a)	$34	$37	$10	$12

Noncurrent Regulatory Assets:
Defined benefit plans	$745	$720	$417	$372
Taxes recoverable through future rates	319	316	319	316
Storm costs	108	124	38	46
Unamortized loss on debt	74	77	46	49
Interest rate swaps	98	122
Accumulated cost of removal of utility plant	125	114	125	114
AROs	91	79
Other	9	10	1
Total noncurrent regulatory assets	$1,569	$1,562	$946	$897

Current Regulatory Liabilities:
Generation supply charge	$31	$28	$31	$28
Demand side management	12	2
Gas supply clause	9	6
Transmission formula rate	66	42	66	42
Storm damage expense	10	3	10	3
Other	9	10	3	3
Total current regulatory liabilities	$137	$91	$110	$76

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$693	$693
Coal contracts (b)	38	59
Power purchase agreement - OVEC (b)	88	92
Net deferred tax assets	24	26
Act 129 compliance rider	26	18	$26	$18
Defined benefit plans	21	16
Interest rate swaps	84	84
Other	3	4
Total noncurrent regulatory liabilities	$977	$992	$26	$18

	LKE		LG&E		KU
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014

Current Regulatory Assets:
Environmental cost recovery	$16	$5	$9	$4	$7	$1
Gas supply clause	1	15	1	15
Fuel adjustment clause		4		2		2
Other	7	1			7	1
Total current regulatory assets	$24	$25	$10	$21	$14	$4

Noncurrent Regulatory Assets:
Defined benefit plans	$328	$348	$203	$215	$125	$133
Storm costs	70	78	39	43	31	35
Unamortized loss on debt	28	28	18	18	10	10
Interest rate swaps	98	122	75	89	23	33
AROs	91	79	33	28	58	51
Other	8	10	2	4	6	6
Total noncurrent regulatory assets	$623	$665	$370	$397	$253	$268
38

	LKE		LG&E		KU
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014

Current Regulatory Liabilities:
Demand side management	$12	$2	$5	$1	$7	$1
Gas supply clause	9	6	9	6
Fuel adjustment clause	4				4
Gas line tracker	1	3	1	3
Other	1	4			1	4
Total current regulatory liabilities	$27	$15	$15	$10	$12	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$693	$693	$303	$302	$390	$391
Coal contracts (b)	38	59	16	25	22	34
Power purchase agreement - OVEC (b)	88	92	60	63	28	29
Net deferred tax assets	24	26	23	24	1	2
Defined benefit plans	21	16			21	16
Interest rate swaps	84	84	42	42	42	42
Other	3	4	2	2	1	2
Total noncurrent regulatory liabilities	$951	$974	$446	$458	$505	$516

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.
(b)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U. K. Activities (PPL)

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs. See "Item 1. Business - Segment Information - U. K. Regulated Segment" of PPL's 2014 Form 10-K for additional information on RIIO-ED1.

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, during the first quarter of 2014 WPD increased its liability by $65 million for over-recovery of line losses with a reduction to "Utility" revenues on the Statement of Income. WPD began refunding the liability to customers on April 1, 2015 and will continue through March 31, 2019. The liability at June 30, 2015 was $88 million.

Kentucky Activities (PPL, LKE, LG&E and KU)

Rate Case Proceedings

On November 26, 2014, LG&E and KU filed requests with the KPSC for increases in annual base rates for LG&E's electric and gas operations and KU's electric operations.  On April 20, 2015, LG&E and KU, and the other parties to the proceeding, filed a unanimous settlement agreement with the KPSC.  The settlement agreement was approved by the KPSC on June 30, 2015. Among other things, the settlement provides for increases in the annual revenue requirements associated with KU base electricity rates of $125 million and LG&E base gas rates of $7 million.  The annual revenue requirement associated with base electricity rates at LG&E was not changed.  Although the settlement did not establish a specific return on equity with respect to the base rates, an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms.  The settlement agreement provides for deferred recovery of costs associated with Green River Units 3 and 4 through their retirement.  The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense currently booked in accordance with LG&E and KU's pension accounting policy and pension expense using a 15 year amortization period for actuarial gains and losses. The new rates and all elements of the settlement became effective July 1, 2015.

KPSC Landfill Proceedings

On May 22, 2015, LG&E and KU filed an application with the KPSC for a declaratory order that the existing CPCN and ECR approvals regarding the initial phases of construction and rate recovery of the landfill for management of CCRs at the

Trimble County Station remain in effect. The current design of the proposed landfill provides for construction in substantially the same location as originally proposed with approximately the same storage capacity and expected useful life. On May 20, 2015, the owner of an underground limestone mine filed a complaint with the KPSC requesting it to revoke the CPCN for the Trimble County landfill and limit recovery of costs for the Ghent Station landfill on the grounds that, as a result of cost increases, the proposed landfill no longer constitutes the least cost alternative for CCR management. The KPSC has initiated its own investigation, consolidated the proceedings, and ordered an accelerated procedural schedule. Although the companies continue to believe that the landfills at the Trimble County and Ghent stations are the least cost options and the CPCN and prior KPSC determinations provide the necessary regulatory authority to proceed with construction of the landfill and obtain cost recovery, LG&E and KU are currently unable to predict the outcome or impact of the pending proceedings.

Pennsylvania Activities (PPL and PPL Electric)

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a Distribution System Improvement Charge (DSIC). Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging distribution assets.

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

Distribution System Improvement Charge (DSIC)

On March 31, 2015, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric filed the petition concurrently with its 2015 rate case and the Administrative Law Judge granted PPL Electric's request to consolidate these two proceedings. PPL Electric cannot predict the outcome of this proceeding.

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

Smart Meter Rider (SMR)

Act 129 requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years. Under Act 129, EDCs are able to recover the costs of providing smart metering technology. All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric conducted pilot projects and technical evaluations of its current advanced metering technology and concluded that the current technology does not meet all of the requirements of Act 129. PPL Electric recovered the cost of its evaluations through a cost recovery mechanism, the Smart Meter Rider. In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014. PPL Electric also submitted revised SMR charges that became effective January 1, 2014. In June 2014, PPL Electric filed its final Smart Meter Plan with the PUC. In that plan, PPL Electric proposes to replace all of its current meters with advanced meters that meet the Act 129 requirements. Full deployment of the new meters is expected to be complete by the end of 2019. The total cost of the project is estimated to be approximately $450 million, of which approximately $328 million is expected to be capital. PPL Electric proposes to recover these costs through the SMR which the PUC previously approved for recovery of such costs. On April 30, 2015, the Administrative Law Judge assigned by the PUC to review PPL Electric's Smart Meter Plan issued a recommended decision approving the plan with minor modifications. The recommended decision is subject to final approval by and remains pending before the PUC.

Federal Matters

FERC Wholesale Formula Rates (PPL, LKE and KU)

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers. Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up. KU's application proposed an authorized return on equity of 10.7%. Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund. In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts. Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date. In addition, a tenth municipality has become a transmission-only customer as of June 2015. In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval. In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order. If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including approval of the formula rate with a true-up provision and authorizing a return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower. In July 2015, KU and the nine terminating municipalities reached a settlement in principle which, subject to FERC approval, would resolve open matters, including providing for certain refunds, approving the formula rate with a true-up provision, and authorizing a 10.25% return on equity. An unresolved matter with one terminating municipality may be the subject of further negotiations or proceedings. KU cannot predict the ultimate outcome of these FERC proceedings regarding its wholesale power agreements with the municipalities, but does not currently anticipate significant remaining refunds beyond amounts already recorded.

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

	June 30, 2015					December 31, 2014
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility	Dec. 2016	£210	£130		£80	£103
WPD (South West)
Syndicated Credit Facility	July 2019	245			245
WPD (East Midlands)
Syndicated Credit Facility	July 2019	300	112		188	64
WPD (West Midlands)
Syndicated Credit Facility	July 2019	300			300
Uncommitted Credit Facilities		65		£4	61		£5
Total U.K. Credit Facilities (a)		£1,120	£242	£4	£874	£167	£5

U.S.
PPL Capital Funding
Syndicated Credit Facility	July 2019	$300			$300
Syndicated Credit Facility	Nov. 2018	300			300
Bilateral Credit Facility	Mar. 2016	150		$20	130		$21
Uncommitted Credit Facility		65		1	64		1
Total PPL Capital Funding Credit Facilities		$815		$21	$794		$22

PPL Electric
Syndicated Credit Facility	July 2019	$300		$169	$131		$1

LKE
Syndicated Credit Facility (b)	Oct. 2018	$75	$75			$75

LG&E
Syndicated Credit Facility	July 2019	$500		$259	$241		$264

KU
Syndicated Credit Facility	July 2019	$400		$227	$173		$236
Letter of Credit Facility	Oct. 2017	198		198			198
Total KU Credit Facilities		$598		$425	$173		$434

(a)	WPD plc's amounts borrowed at June 30, 2015 and December 31, 2014 were USD-denominated borrowings of $200 million and $161 million, which bore interest at 1.89% and 1.86%. WPD (East Midlands) amounts borrowed at June 30, 2015 and December 31, 2014 were GBP-denominated borrowings which equated to $171 million and $100 million, which bore interest at 1.01% for both periods. At June 30, 2015, the unused capacity under the U.K. credit facilities was $1.3 billion.
(b)	LKE's interest rates on outstanding borrowings at June 30, 2015 and December 31, 2014, were 1.44% and 1.67%.

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	June 30, 2015				December 31, 2014
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Electric	0.42%	$300	$168	$132
LG&E	0.49%	350	259	91	0.42%	$264
KU	0.48%	350	227	123	0.49%	236
Total		$1,000	$654	$346		$500

(LKE)

See Note 11 for discussion of intercompany borrowings.

(PPL)

At-The-Market Stock Offering Program

In February 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. During the three and six months ended June 30, 2015, PPL issued 421,700 shares of common stock under the program at an average price of $33.73 per share, receiving net proceeds of $14 million.

Distributions

In May 2015, PPL declared its quarterly common stock dividend, payable July 1, 2015, at 37.25 cents per share (equivalent to $1.49 per annum). On August 3, 2015, PPL announced that the company is increasing its common stock dividend to 37.75 cents per share on a quarterly basis (equivalent to $1.51 per annum). The increased dividend will be payable on October 1, 2015 to shareowners of record as of September 10, 2015. Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors. See Note 8 for information regarding the June 1, 2015 distribution to PPL's shareowners of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

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

(PPL)

Discontinued Operations

Spinoff of PPL Energy Supply

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and immediately combine it with Riverstone's competitive power generation businesses to form a new, stand-alone, publicly traded company named Talen Energy. The transaction was subject to customary closing conditions, including receipt of regulatory approvals from the NRC, FERC, DOJ and PUC, all of which were received by mid-April 2015. On April 29, 2015, PPL's Board of Directors declared the June 1, 2015 distribution to PPL's shareowners of record on May 20, 2015 of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

Immediately following the spinoff on June 1, 2015, Holdco merged with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by its owners to become a subsidiary of Talen Energy. PPL shareowners received approximately 0.1249 shares of Talen Energy common stock for each share of PPL common stock they owned on May 20, 2015. Following completion of these transactions, PPL shareowners owned 65% of Talen Energy and affiliates of Riverstone owned 35%. The spinoff had no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding. The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes.

PPL has no continuing ownership interest in, control of, or affiliation with Talen Energy and Talen Energy Supply (formerly PPL Energy Supply).

Loss on Spinoff

In conjunction with the accounting for the spinoff, PPL evaluated whether the fair value of the Supply segment's net assets was less than the carrying value as of the June 1, 2015 spinoff date.

PPL considered several valuation methodologies to derive a fair value estimate of its Supply segment at the spinoff date. These methodologies included considering the closing "when-issued" Talen Energy market value on June 1, 2015 (the spinoff date), adjusted for the proportional share of the equity value attributable to the Supply segment, as well as, the valuation methods consistently used in PPL's goodwill impairment assessments - an income approach using a discounted cash flow analysis of the Supply segment and an alternative market approach considering market multiples of comparable companies.

Although the market value of Talen Energy approach utilized the most observable inputs of the three approaches, PPL considered certain limitations of the "when-issued" trading market for the spinoff transaction including the short trading duration, lack of liquidity in the market and anticipated initial Talen stock ownership base selling pressure, among other factors, and concluded that these factors limit this input being solely determinative of the fair value of the Supply segment. As such, PPL also considered the other valuation approaches in estimating the overall fair value, but ultimately assigned the highest weighting to the Talen Energy market value approach.

The following table summarizes PPL's fair value analysis:

		Weighted
		Fair Value
Approach	Weighting	(in billions)

Talen Energy Market Value	50%	$1.4
Income/Discounted Cash Flow	30%	1.1
Alternative Market (Comparable Company)	20%	0.7
Estimated Fair Value		$3.2

A key assumption included in the fair value estimate is the application of a control premium of 25% in the two market approaches. PPL concluded it was appropriate to apply a control premium in these approaches as the goodwill impairment testing guidance was followed in determining the estimated fair value of the Supply segment which has historically been a reporting unit for PPL. This guidance provides that the market price of an individual security (and thus the market capitalization of a reporting unit with publically traded equity securities) may not be representative of the fair value of the reporting unit. This guidance also indicates that substantial value may arise to a controlling shareholder from the ability to take advantage of synergies and other benefits that arise from control over another entity, and that the market price of a Company's individual share of stock does not reflect this additional value to a controlling shareholder. Therefore, the quoted market price need not be the sole measurement basis for determining the fair value, and including a control premium is appropriate in measuring the fair value of a reporting unit.

In determining the control premium, PPL reviewed premiums received during the last five years in market sales transactions obtained from observable independent power producer and hybrid utility transactions greater than $1 billion. Premiums for these transactions ranged from 5% to 42% with a median of approximately 25%. Given these metrics, PPL concluded a control premium of 25% to be reasonable for both of the market valuation approaches used.

Assumptions used in the discounted cash flow analysis included forward energy prices, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the Energy Supply portion of the recent Talen Energy business planning process and a market participant discount rate.

Using these methodologies and weightings, PPL determined the estimated fair value of the Supply segment (Classified as Level 3) was below its carrying value of $4.1 billion and recorded a loss on the spinoff of $879 million, which is reflected in discontinued operations and is nondeductible for tax purposes. This amount served to reduce the basis of the net assets accounted for as a dividend at the June 1, 2015 spinoff date.

Costs of Spinoff

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in the 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At June 30, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $13 million and $21 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date which are reflected in discontinued operations.

As the vesting for all PPL Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, PPL does not expect to recognize significant future compensation costs for equity awards held by former PPL Energy Supply employees. PPL's future stock-based compensation expense will not be significantly impacted by equity award adjustments that occurred as a result of the spinoff. Stock-based compensation expense recognized in future periods will correspond to the unrecognized compensation expense as of the date of the spinoff. Unrecognized compensation expense as of the date of the spinoff reflects the unamortized balance of the original grant date fair value of the equity awards held by PPL employees.

PPL recorded $36 million and $42 million of third-party costs related to this transaction during the three and six months ended June 30, 2015. Of these costs, $29 million and $31 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $7 million and $11 million of consulting and other costs were incurred to prepare the new Talen Energy organization for the spinoff and reconfigure the remaining PPL service functions. These costs are primarily recorded in "Other operation and maintenance" on the Statement of Income. PPL recorded $16 million of third-party costs related to this transaction during the three and six months ended June 30, 2014. No significant additional third-party costs are expected to be incurred.

At the close of the transaction, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into earnings and reflected in discontinued operations.

Continuing Involvement

As a result of the spinoff, PPL and PPL Energy Supply entered into a Transition Services Agreement (TSA) which terminates no later than two years from the spinoff date. The TSA sets forth the terms and conditions for PPL and Talen Energy to provide certain transition services to one another. PPL will provide Talen Energy certain information technology, financial and accounting, human resource and other specified services. For the period June 1, 2015 to June 30, 2015, the amounts PPL billed Talen Energy for these services were not significant. In general, the fees for the transition services allow the provider to recover its cost of the services, including overheads, but without margin or profit.

Additionally, prior to the spinoff, through the annual competitive solicitation process, PPL EnergyPlus was awarded supply contracts for a portion of the PLR generation supply for PPL Electric, which were retained by Talen Energy Marketing as part of the spinoff transaction. PPL Electric's supply contracts with Talen Energy Marketing extend through December 2015. The energy purchases were previously included in PPL Electric's Statements of Income as "Energy purchases from affiliate" but were eliminated in PPL's Consolidated Statements of Income.

For the period June 1, 2015 to June 30, 2015, PPL Electric's energy purchases from Talen Energy Marketing were not significant and are no longer considered affiliate transactions.

Summarized Results of Discontinued Operations

The operations of the Supply segment are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of Discontinued Operations in the Statements of Income for the periods ended June 30:

	Three Months		Six Months
	2015	2014	2015	2014

Operating revenues	$483	$1,046	$1,427	$118
Operating expenses	561	1,006	1,328	164
Other Income (Expense) - net	(29)	(8)	(22)	(2)
Interest Expense (a)	112	50	150	98
Income (loss) before income taxes	(219)	(18)	(73)	(146)
Income tax expense (benefit)	(91)	(17)	(40)	(72)
Loss on spinoff	(879)		(879)
Income (Loss) from Discontinued Operations (net of income taxes)	$(1,007)	$(1)	$(912)	$(74)

(a)	Includes interest associated with the Supply Segment with no additional allocation as the Supply segment was sufficiently capitalized.

Summarized Assets and Liabilities of Discontinued Operations

The assets and liabilities of PPL's Supply segment for all periods prior to the spinoff are included in "Current assets of discontinued operations", "Noncurrent assets of discontinued operations", "Current liabilities of discontinued operations" and "Noncurrent liabilities of discontinued operations" on PPL's Balance Sheet. Net assets, after recognition of the loss on spinoff, of $3.2 billion were distributed to PPL shareowners on June 1, 2015, as a result of the completion of the spinoff of PPL Energy Supply. The following major classes of assets and liabilities were distributed and removed from PPL's Balance Sheet on June 1, 2015. Additionally, the following major classes of assets and liabilities were reclassified to discontinued operations as of December 31, 2014:

		Discontinued
	Distribution at	Operations at
	June 1,	December 31,
	2015	2014
Cash and cash equivalents (a)	$371	$352
Restricted cash and cash equivalents	156	176
Accounts receivable and unbilled revenues	325	504
Fuels, materials and supplies	415	455
Price risk management assets	784	1,079
Other current assets	65	34
Total Current Assets	2,116	2,600

Investments	999	980
PP&E, net	6,384	6,428
Goodwill	338	338
Other intangibles	260	257
Price risk management assets	244	239
Other noncurrent assets	78	75
Total Noncurrent Assets	8,303	8,317

Total assets	$10,419	$10,917

Short-term debt and long-term debt due within one year	$885	$1,165
Accounts payable	252	361
Price risk management liabilities	763	1,024
Other current liabilities	229	225
Total Current Liabilities	2,129	2,775

Long-term debt (excluding current portion)	1,932	1,683
Deferred income taxes	1,259	1,223
Price risk management liabilities	206	193
Accrued pension obligations	244	299
Asset retirement obligations	443	415
Other deferred credits and noncurrent liabilities	103	150
Total Noncurrent Liabilities	4,187	3,963

Total liabilities	$6,316	$6,738
Adjustment for loss on spinoff	879
Net assets distributed	$3,224

(a)	The distribution of PPL Energy Supply's cash and cash equivalents at June 1, 2015 is included in "Net cash provided by (used in) financing activities - discontinued operations" on the Statement of Cash Flows for the six months ended June 30, 2015.
46

Montana Hydro Sale

In November 2014, PPL Montana completed the sale to NorthWestern of 633 MW of hydroelectric generating facilities located in Montana for approximately $900 million in cash. The proceeds from the sale remained with PPL and did not transfer to Talen Energy as a result of the spinoff of PPL Energy Supply. The sale included 11 hydroelectric power facilities and related assets, included in the Supply segment.

As the Montana hydroelectric power facilities were previously reported as a component of PPL Energy Supply and the Supply Segment, the components of discontinued operations for these facilities contained in the Statements of Income are included in the disclosure above.

Development

Future Capacity Needs (PPL, LKE, LG&E and KU)

Cane Run Unit 7 was put into commercial operation on June 19, 2015. LG&E retired one coal-fired generating unit at the Cane Run plant in March 2015 and retired the remaining two coal-fired generating units at the plant in June 2015. LG&E incurred costs of $11 million directly related to these retirements consisting of an inventory write-down and separation benefits. However, there were no gains or losses on the retirement of these units.

In October 2013, LG&E and KU announced plans for a 10 MW solar generation facility to be operational in 2016 at a cost of approximately $36 million. In December 2014, a final order was issued by the KPSC approving the request to construct the solar generating facility at E.W. Brown.

9. Defined Benefits

(PPL)

PPL performed a remeasurement of the assets and the obligations for the PPL Retirement Plan and PPL Postretirement Benefit plans as of May 31, 2015 to allow for separation of those plans for PPL and Talen Energy as required in accordance with the spinoff transaction agreements. The net pension obligations for all active PPL Energy Supply employees and for individuals who terminated employment from PPL Energy Supply on or after July 1, 2000 were distributed and removed from PPL's Balance Sheet. The net other postretirement benefit obligations for all active PPL Energy Supply employees were distributed and removed from PPL's Balance Sheet. In addition, the net nonqualified pension plan obligations for all PPL Energy Supply active and inactive employees were retained by PPL. As a result, PPL distributed and removed from its Balance Sheet $244 million of net accrued pension obligations and $7 million of other postretirement benefit obligations. See Note 8 for additional information on the spinoff of PPL Energy Supply.

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE and its subsidiaries and LG&E for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2015 (b)	2014 (c)	2015	2014	2015 (b)	2014 (c)	2015	2014
PPL
Service cost	$26	$24	$19	$18	$56	$49	$39	$36
Interest cost	52	56	77	90	110	112	156	178
Expected return on plan assets	(69)	(72)	(129)	(132)	(145)	(144)	(260)	(262)
Amortization of:
Prior service cost	2	5			4	10
Actuarial (gain) loss	22	7	40	33	47	14	79	66
Net periodic defined benefit
costs (credits) prior to
termination benefits	33	20	7	9	72	41	14	18
47

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2015 (b)	2014 (c)	2015	2014	2015 (b)	2014 (c)	2015	2014
Termination benefits (a)		20				20
Net periodic defined benefit
costs (credits)	$33	$40	$7	$9	$72	$61	$14	$18

	Pension Benefits
	Three Months		Six Months
	2015	2014	2015	2014
LKE
Service cost	$6	$5	$13	$11
Interest cost	17	16	34	33
Expected return on plan assets	(22)	(21)	(44)	(41)
Amortization of:
Prior service cost	2	1	4	2
Actuarial (gain) loss	9	3	17	6
Net periodic defined benefit costs (credits)	$12	$4	$24	$11

LG&E
Service cost	$1	$1	$1	$1
Interest cost	4	3	7	7
Expected return on plan assets	(5)	(5)	(10)	(10)
Amortization of:
Prior service cost			1	1
Actuarial (gain) loss	3	2	6	3
Net periodic defined benefit costs (credits)	$3	$1	$5	$2

(a)	Includes termination benefits of $4 million for PPL Electric. The remaining $16 million relates to PPL Energy Supply and is reflected in discontinued operations.
(b)	For the three and six months ended June 30, 2015, the total net periodic defined benefit cost include $7 million and $18 million reflected in discontinued operations related to costs allocated from PPL's plans to PPL Energy Supply prior to the spinoff.
(c)	For the three and six months ended June 30, 2014, the total net periodic defined benefit cost include $23 million and $28 million reflected in discontinued operations related to costs allocated from PPL's plans to PPL Energy Supply.

	Other Postretirement Benefits
	Three Months		Six Months
	2015	2014	2015	2014
PPL
Service cost	$3	$3	$7	$6
Interest cost	7	8	14	16
Expected return on plan assets	(7)	(7)	(14)	(13)
Net periodic defined benefit costs (credits)	$3	$4	$7	$9

LKE
Service cost	$2	$1	$3	$2
Interest cost	3	3	5	5
Expected return on plan assets	(2)	(2)	(3)	(3)
Amortization of:
Prior service cost			1	1
Net periodic defined benefit costs (credits)	$3	$2	$6	$5

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

	Three Months		Six Months
	2015	2014	2015	2014

PPL Electric (a)	$8	$10	$16	$15
LG&E	4	2	7	4
KU	4	1	9	4

(a)	The three and six months ended June 30, 2014 include $4 million of termination benefits for PPL Electric related to a one-time voluntary retirement window offered to certain bargaining unit employees.

10. Commitments and Contingencies

(PPL)

All commitments, contingencies and guarantees associated with PPL Energy Supply and its subsidiaries were retained by Talen Energy Supply and its subsidiaries at the spinoff date without recourse to PPL.

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

WKE Indemnification (PPL and LKE)

See footnote (e) to the table in "Guarantees and Other Assurances" below for information on an LKE indemnity relating to its former WKE lease, including related legal proceedings.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant. In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one Clean Air Act claim, but declined to dismiss their common law tort claims. Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the state common law claims are preempted by federal statute. In December 2014, the U.S. Court of Appeals for the Sixth Circuit issued an order granting appellate review regarding the above matter and such issues as may appropriately be presented by the parties and determined by the court. Oral argument is scheduled for August 2015. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act. The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit. The Sierra Club seeks civil penalties, injunctive relief, costs and attorney's fees. In July 2015, the Court held a hearing regarding various cross-motions for summary judgment which are pending. PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant but believe the plant is operating in compliance with the permits.

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

PPL, LG&E, KU and PPL Electric monitor their compliance with the Reliability Standards and continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time. The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of geomagnetic disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geomagnetically induced currents on implicated transformers. In May 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval. The first type would require certain owners and operators of the nation's electricity infrastructure, such as the Registrants, to develop and implement operational procedures to mitigate the effects of geomagnetic disturbances on the bulk-power system. This NERC proposed standard was filed by NERC with FERC for approval in January 2014, and was approved in June 2014. The second type is to require owners and operators of the bulk-power system to assess certain geomagnetic disturbance events and develop and implement plans to protect the bulk-power system from those events. This proposal was filed by NERC with FERC for approval and in May 2015 FERC proposed to approve NERC's proposed standard. The proposal addressed many of the industry's concerns and the Registrants do not presently anticipate significant costs to comply with the requirements if finalized as proposed.

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

(PPL, LKE, LG&E and KU)

Air

The Clean Air Act, which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of fossil fuel plants. The Clean Air Act requires the EPA periodically to review and establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter and SO2.

Federal environmental regulations of these criteria pollutants require states to adopt implementation plans, known as SIPs, for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a SIP both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. In addition, for attainment of ozone and fine particulates standards, states in the eastern portion of the country, including Kentucky, are subject to a regional program developed by the EPA known as the Cross-State Air Pollution Rule. The NAAQS, future revisions to the NAAQS and SIPs implementing them, or future revisions to regional programs, may require installation of additional pollution controls, the costs of which PPL, LKE, LG&E and KU believe are subject to cost recovery.

Although PPL, LKE, LG&E and KU do not currently anticipate significant costs to comply with these programs, changes in market or operating conditions could result in different costs than anticipated.

National Ambient Air Quality Standards (NAAQS)

In 2008, the EPA revised the NAAQS for ozone and proposed to further strengthen the standard in November 2014.The EPA is required under court order to finalize the standard by October 1, 2015. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. States that are not in the ozone transport region, including Kentucky, are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be predicted at this time.

In 2010, the EPA finalized revised NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky. Attainment must be achieved by 2018. PPL, LKE, LG&E and KU anticipate that some of the measures required for compliance with Clean Air Act regulations governing attainment of ozone or particulates standards, such as upgraded or new sulfur dioxide scrubbers at certain plants and the previously announced retirement of coal-fired generating units at LG&E's Cane Run plant and KU's Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard. If additional reductions were to be required, the costs could be significant.

Mercury and Air Toxics Standards (MATS)

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, with an effective date of April 16, 2012. The MATS rule was challenged by industry groups and states and was upheld by the U.S. Court of Appeals for the D. C. Circuit Court (D.C. Circuit Court) in April 2014. A group of states subsequently petitioned the U.S. Supreme Court (Supreme Court) to review this decision and on June 29, 2015, the Supreme Court held that the EPA failed to properly consider costs when deciding to regulate hazardous air emissions from power plants under MATS.  The Court remanded the matter to the D.C. Circuit Court.  EPA's MATS rule remains in effect pending action by the D.C. Circuit Court. It is uncertain whether the D.C. Circuit Court will vacate the MATS rule, remand the rule to the EPA, or require further proceedings or actions.

LG&E and KU have installed significant controls in connection with the MATS rule and in conjunction with compliance with other environmental requirements, including fabric-filter baghouses, upgraded FGDs or chemical additive systems for which appropriate KPSC authorization and/or ECR treatment has been received. PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact, if any, on plant operations, rate treatment or future capital or operating needs.

New Source Review (NSR)

The EPA has continued its NSR enforcement efforts targeting coal-fired generating plants. The EPA has asserted that modification of these plants has increased their emissions and, consequently, that they are subject to stringent NSR requirements under the Clean Air Act. PPL, LKE, LG&E and KU received various EPA information requests in 2007 and 2009, but have received no further communications from the EPA related to those requests since providing their responses. States and environmental groups also have commenced litigation alleging violations of the NSR regulations by coal-fired generating plants across the nation. PPL, LKE, LG&E and KU cannot predict the outcome of these matters, and cannot estimate the impact, if any.

If any PPL subsidiary is found to have violated NSR regulations by significantly increasing pollutants through a major plant modification, the subsidiary would, among other things, be required to meet stringent permit limits reflecting Best Available Control Technology (BACT) for pollutants meeting the NAAQS in the area and reflecting Lowest Achievable Emission Rates for pollutants not meeting the NAAQS in the area. The costs to meet such limits, including installation of technology at certain units, could be significant.

Trimble County Unit 2 Air Permit

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

In June 2013, President Obama released his Climate Action Plan that reiterates the goal of reducing GHG emissions in the U.S. "in the range of" 17% below 2005 levels by 2020 through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change. Requirements related to this Plan could affect the Registrants and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements. As further described below, the EPA has proposed rules pursuant to this directive for both new and existing power plants, which it expects to finalize in the third quarter of 2015. The EPA has also announced that it will develop a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan under these rules. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act when the sources are already regulated under Section 112 is under challenge in the D.C. Circuit Court. Oral arguments were heard on April 16, 2015.

The EPA's proposal for new power plants was issued in January 2014. The revised proposal calls for separate emission standards for coal and gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the revised proposal effectively precludes the construction of new coal-fired plants. The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

The EPA's proposal for existing power plants was issued in June 2014. The existing plant proposal contains state-specific rate-based reduction goals and guidelines for the development, submission and implementation of state plans to achieve the state goals. State-specific goals were calculated from 2012 data by applying EPA's broad interpretation and definition of the Best System of Emission Reduction resulting in stringent targets to be met in two phases (2020-2029 and 2030 and beyond). The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations. The EPA is also proposing potential state plan extensions based on the type of plan filed (single or multi state). LG&E and KU have analyzed the proposal and identified potential impacts and solutions in comments filed in December 2014. PPL also submitted Supplemental Comments to FERC through EEI, advocating for reliability coordination and relief in response to technical conferences hosted by FERC on the reliability implications of implementing this rule. LG&E and KU are also working closely with state regulators in the development of Kentucky's state implementation plan. The regulation of carbon dioxide emissions from existing power plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

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

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims. In June 2011, the U.S. Supreme Court in the case of AEP v. Connecticut ruled that federal common law claims against five utility companies for allegedly causing a public nuisance as a result of their emissions of GHGs were displaced by the Clean Air Act and regulatory actions of the EPA. In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) upheld a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs. The plaintiffs in the Comer case later filed a substantially similar complaint against a larger group of companies which was subsequently dismissed by the U. S. District Court for the Southern District of Mississippi. The lower court's ruling was affirmed by the Fifth Circuit in May 2013. Additional litigation in federal and state courts over such issues is continuing. PPL, LKE, LG&E and KU cannot predict the outcome of these matters.

(PPL, LKE, LG&E and KU)

Water/Waste

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule will become effective on October 14, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. LG&E's and KU's plants using surface impoundments for management and disposal of CCRs will be most impacted by this rule. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. PPL, LKE, LG&E and KU also anticipate incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications or closings, or to implement various compliance strategies.

In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs during the second quarter of 2015. See Note 16 for additional information. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings.  Costs relating to this rule are subject to rate recovery.

Trimble County Landfill

In May 2011, LG&E submitted an application for a special waste landfill permit to handle CCRs generated at the Trimble County plant. In May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act. In January 2014, LG&E submitted to the Kentucky Division of Waste Management a landfill permit application for an alternate site adjacent to the plant. LG&E has also applied for other necessary regulatory approvals including a dredge and fill permit from the U.S. Army Corps of Engineers, in which proceeding the EPA or the public have submitted certain comments to which LG&E and KU have responded. PPL, LKE, LG&E and KU are unable to determine the potential impact of this matter until all permits are issued and any resulting legal challenges are concluded. See Note 6 for additional information on Kentucky Public Service Commission proceedings relating to the Trimble County Landfill.

Clean Water Act

Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for many of LG&E's and KU's construction projects. Many of those requirements relate to power plant operations, including requirements related to the treatment of pollutants in effluents prior to discharge, the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities, standards intended to protect aquatic organisms by reducing capture in the screens attached to cooling water intake structures (impingement) at generating facilities and the water volume brought into the facilities (entrainment). The requirements could impose significant costs which are subject to rate recovery.

Effluent Limitations Guidelines (ELGs)

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits. The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate. The EPA's proposed ELGs contain requirements that would affect the inspection and operation of CCR facilities if finalized as proposed. The proposal contains alternative approaches, some of which could impose significant costs on LG&E's and KU's coal-fired plants. The final regulation is expected to be issued by the fourth quarter of 2015. At the present time, PPL, LKE, LG&E and KU are unable to estimate a range of reasonably possible costs, but the costs could be significant. Pending finalization of the ELGs, certain states (including Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals. Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines. Costs to comply with ELGs or technology-based limits are subject to rate recovery.

(PPL, LKE and LG&E)

Clean Water Act Section 316(b)

The EPA's final 316(b) rule for existing facilities became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms. States are allowed broad discretion to make site-specific determinations under the rule. The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment). Plants equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs. Once-through systems would likely require additional technology to comply with the rule. Mill Creek Unit 1 is the only unit expected to be impacted. PPL, LKE, and LG&E are evaluating compliance strategies but do not presently expect the compliance costs, which are subject to rate recovery, to be significant.

(All Registrants)

Waters of the United States (WOTUS)

On May 27, 2015, the EPA released a final rule on the definition of WOTUS. Although the rule was meant to clarify which streams and other bodies of water fall under the jurisdiction of EPA and the Army Corps of Engineers under the Clean Water Act, significant ambiguity remains. The Registrants do not currently expect the rule to have a significant impact on their operations. Until such time as ongoing litigation is complete, however, the Registrants are unable to predict the impact of the rule which could be substantial and include significant project delays and added costs, as permits and other regulatory requirements may be imposed for many activities presently not covered by permitting requirements (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands). However, these costs are subject to rate recovery.

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which currently allow certain PCB articles to remain in use. In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations. This rulemaking could lead to a phase-out of all or some PCB-containing equipment. The EPA has postponed the release of the revised regulations to March 2016. The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

(PPL, LKE, LG&E and KU)

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant. In November 2010, the KEEC issued a final order upholding the permit which was subsequently appealed by the environmental groups. In September 2013, the Franklin Circuit Court reversed the KEEC order upholding the permit and remanded the permit to the agency for further proceedings. LG&E and the KEEC appealed the order to the Kentucky Court of Appeals. In July 2015, the Court of Appeals upheld the lower court ruling. LG&E and the KEEC have moved for rehearing. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or the potential impact, if any, on plant operations or future capital or operating needs.

Superfund and Other Remediation (All Registrants)

PPL Electric is potentially responsible for costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site, the Brodhead site and the Ward Transformer site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric. Should the EPA require different or additional measures in the future, however, or should PPL Electric's share of costs at multi-party sites increase substantially more than currently expected, the costs could be significant.

PPL Electric, LG&E and KU are investigating, responding to agency inquiries, remediating, or have completed the remediation of, several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation. These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU. To date, the costs of these sites have not been significant. There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates, for which PPL Electric, LG&E and KU lack information on current site conditions and are therefore unable to predict what, if any, potential liability they may have.

Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which PPL Electric, LG&E and KU currently lack information, the costs of remediation and other liabilities could be significant. PPL, PPL Electric, LKE, LG&E and KU cannot estimate a range of reasonably possible losses, if any, related to these matters.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2015. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at June 30, 2015 and December 31, 2014, was $24 million and $26 million for PPL and $19 million for LKE for both periods. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	June 30, 2015		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$12	(b)	2018
WPD guarantee of pension and other obligations of unconsolidated entities	121	(c)

PPL Electric
Guarantee of inventory value	28	(d)	2016

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

(a)	Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition. A cross indemnity has been received from the seller on the tax issue. The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.
(b)	Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process. The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases where the agreements provide for specific limits.

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
(c)	Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At June 30, 2015, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
(d)	A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.
(e)	LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that fall outside the cap. Another WKE-related LKE guarantee covers other indemnifications related to the purchase price of excess power, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's
56

indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision.  LKE believes its indemnification obligations in this matter remain subject to various uncertainties, including additional legal, arbitration and contractual developments, as well as future prices, availability and demand for the subject excess power. The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.

(f)	Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts currently included within a demand charge designed and currently expected to cover these costs over the term of the contract. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" and "Guarantees and Other Assurances" in Note 13 in PPL's, LKE's, LG&E's and KU's 2014 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply. PPL EnergyPlus has been awarded a portion of the PLR generation supply through these competitive solicitations. The purchases from PPL EnergyPlus are included in PPL Electric's Statements of Income as "Energy purchases from affiliate" through May 31, 2015, the period through which PPL Electric and PPL EnergyPlus were affiliated entities. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are purchases from an unaffiliated third party.

Under the standard Default Service Supply Master Agreement for the solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits. Wholesale suppliers are required to post collateral with PPL Electric when: (a) the market price of electricity to be delivered by the wholesale suppliers exceeds the contract price for the forecasted quantity of electricity to be delivered; and (b) this market price exposure exceeds a contractual credit limit. In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.

PPL Electric's customers may choose an alternative supplier for their generation supply. See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including Talen Energy Marketing, formerly PPL EnergyPlus. See Note 8 for additional information regarding the spinoff of PPL Energy Supply.

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services and LKS provide their respective PPL and LKE subsidiaries with administrative, management and support services.  In 2015, PPL EU Services was formed to provide the majority of financial, supply chain, human resources and facilities management services primarily to PPL Electric.  PPL Services will continue to provide certain corporate functions. For all service companies, the costs of these services are charged to the respective recipients as direct support costs.  General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs.  PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended June 30, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months		Six Months
	2015	2014	2015	2014

PPL Electric from PPL Services	$25	$38	$55	$79
LKE from PPL Services	4	4	8	8
PPL Electric from PPL EU Services	17		32
LG&E from LKS	53	57	104	105
KU from LKS	58	59	114	112

LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges. Tax settlements between LKE and LG&E and LKE and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. At June 30, 2015 and December 31, 2014, $59 million and $41 million were outstanding and were reflected in "Notes payable with affiliates" on the consolidated Balance Sheets. The interest rate on borrowings is equal to one-month LIBOR plus a spread. The interest rates on the outstanding borrowing at June 30, 2015 and December 31, 2014 were 1.68% and 1.65%. Interest on the revolving line of credit was not significant for the three and six months ended June 30, 2015 and 2014.

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

12. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three and six months ended June 30, 2015 and 2014 consisted primarily of losses on economic foreign currency exchange contracts. See Note 14 for additional information on these derivatives.

(PPL Electric, LKE, LG&E and KU)

The components of "Other Income (Expense) - net" for the three and six months ended June 30, 2015 and 2014 for PPL Electric, LKE, LG&E and KU were not significant.

13. Fair Value Measurements and Credit Concentration

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and six months ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2014 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value, excluding assets and liabilities of discontinued operations at December 31, 2014, were:

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$846	$846			$1,399	$1,399
Short-term investments					120	120
Restricted cash and cash equivalents (a)	32	32			31	31
Price risk management assets (b):
Foreign currency contracts	93		$93		130		$130
Cross-currency swaps	63		63		29		28	$1
Total price risk management assets	156		156		159		158	1
Auction rate securities (c)	2			$2	2			2
Total assets	$1,036	$878	$156	$2	$1,711	$1,550	$158	$3

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$104		$104		$156		$156
Foreign currency contracts	20		20		2		2
Cross-currency swaps					3		3
Total price risk management liabilities	$124		$124		$161		$161

PPL Electric
Assets
Cash and cash equivalents	$28	$28			$214	$214
Restricted cash and cash equivalents (a)	2	2			3	3
Total assets	$30	$30			$217	$217

LKE

Assets
Cash and cash equivalents	$13	$13			$21	$21
Cash collateral posted to counterparties (d)	9	9			21	21
Total assets	$22	$22			$42	$42

Liabilities
Price risk management liabilities:
Interest rate swaps	$91		$91		$114		$114
Total price risk management liabilities	$91		$91		$114		$114

LG&E
Assets
Cash and cash equivalents	$7	$7			$10	$10
Cash collateral posted to counterparties (d)	9	9			21	21
Total assets	$16	$16			$31	$31

Liabilities
Price risk management liabilities:
Interest rate swaps	$68		$68		$81		$81
Total price risk management liabilities	$68		$68		$81		$81

KU
Assets
Cash and cash equivalents	$6	$6			$11	$11
Total assets	$6	$6			$11	$11

Liabilities
Price risk management liabilities:
Interest rate swaps	$23		$23		$33		$33
Total price risk management liabilities	$23		$23		$33		$33

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other current assets", "Other current liabilities", "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(c)	Included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets. Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. To manage foreign currency exchange risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3. Cross-currency swaps are valued by PPL's Treasury department, which reports to the Chief Financial Officer (CFO). Accounting personnel, who also report to the CFO, interpret analysis quarterly to classify the contracts in the fair value hierarchy. Valuation techniques are evaluated periodically.

Nonrecurring Fair Value Measurements

See Note 8 for information regarding the estimated fair value of the Supply segment's net assets as of the June 1, 2015 spinoff date.

Financial Instruments Not Recorded at Fair Value (All Registrants)

The carrying amounts of long-term debt on the Balance Sheets and their estimated fair values are set forth below, excluding long-term debt of discontinued operations at December 31, 2014. The fair values were estimated using an income approach by discounting future cash flows at estimated current cost of funding rates, which incorporate the credit risk of the Registrants. Long-term debt is classified as Level 2. The effect of third-party credit enhancements is not included in the fair value measurement.

	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

PPL	$18,103	$20,211	$18,173	$20,466
PPL Electric	2,603	2,855	2,602	2,990
LKE	4,567	4,810	4,567	4,946
LG&E	1,353	1,408	1,353	1,455
KU	2,091	2,222	2,091	2,313

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

14. Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, and VaR analyses.

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

The following summarizes the market risks that affect PPL and its Subsidiary Registrants.

Commodity price risk

·	PPL is exposed to commodity price risk through its domestic subsidiaries as described below. WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K.

·	PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk. PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers. These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

·	LG&E's and KU's rates include certain mechanisms for fuel and environmental expenses. In addition, LG&E's rates include certain mechanisms for gas supply. These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Interest rate risk

·	PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

·	PPL and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

Equity securities price risk

·	PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

·	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

Foreign currency risk

·	PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

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

PPL, LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at June 30, 2015 and December 31, 2014.

PPL, LKE and LG&E posted $9 million and $21 million of cash collateral under master netting arrangements at June 30, 2015 and December 31, 2014.

KU did not post any cash collateral under master netting arrangements at June 30, 2015 and December 31, 2014.

See "Offsetting Derivative Instruments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At June 30, 2015, PPL held an aggregate notional value in interest rate swap contracts of $1.3 billion that range in maturity through 2045. The amount outstanding includes swaps entered into by PPL on behalf of LG&E and KU. Realized gains and losses on the LG&E and KU swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded.

At June 30, 2015, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $1.3 billion that range in maturity from 2016 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.

As a result of the June 1, 2015 spinoff of PPL Energy Supply, all PPL cash flow hedges associated with PPL Energy Supply were ineffective and discontinued and therefore, reclassified into earnings and reflected in discontinued operations for the three and six months ended June 30, 2015. See Note 8 for additional information. There were no such reclassifications for the three months ended June 30, 2014. For the six months ended June 30, 2014, PPL had an insignificant amount reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2015, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(29) million. Amounts are reclassified as the hedged interest expense is recorded.

(LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties. Realized gains and losses on all of these swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded. At June 30, 2015, the total notional amount of forward starting interest rate swaps outstanding was $1 billion (LG&E and KU each held contracts of $500 million). The swaps range in maturity through 2045.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2015, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. The contracts outstanding at June 30, 2015 had a notional amount of £134 million (approximately $221 million based on contracted rates). The settlement dates of these contracts range from November 2015 through June 2016.

At June 30, 2015, PPL had $13 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to $14 million at December 31, 2014.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At June 30, 2015, the total exposure hedged by PPL was approximately £1.6 billion (approximately $2.5 billion based on contracted rates). These contracts had termination dates ranging from July 2015 through December 2017.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2015 and December 31, 2014.

See Notes 1 and 17 in each Registrant's 2014 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets, excluding derivative instruments of discontinued operations.

	June 30, 2015				December 31, 2014
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		$59		$5		$94		$5
Cross-currency swaps (b)	$28					3
Foreign currency
contracts	12		$42	17	$12		$67
Total current	40	59	42	22	12	97	67	5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)				40		14		43
Cross-currency swaps (b)	35				29
Foreign currency
contracts			39	3	5		46	2
Total noncurrent	35		39	43	34	14	46	45
Total derivatives	$75	$59	$81	$65	$46	$111	$113	$50

(a)	Included in "Other current assets", "Other current liabilities", "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2015.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$17	$(2)	Interest expense	$(3)		$(7)
			Discontinued
			operations		$(77)		$(77)
Cross-currency swaps	15	36	Interest expense	1		2
			Other income
			(expense) - net	15		32
Commodity contracts			Discontinued
			operations	6	7	13	7
Total	$32	$34		$19	$(70)	$40	$(70)

Net Investment Hedges:
Foreign currency contracts	$(17)	$(1)
64

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$(102)	$(14)
Interest rate swaps	Interest expense	(2)	(4)
	Total	$(104)	$(18)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$7	$3

Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$76	$20

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI, or regulatory assets and regulatory liabilities for the periods ended June 30, 2014.

				Three Months		Six Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Six Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(14)	$(60)	Interest expense	$(4)		$(9)	$2
Cross-currency swaps	9	(16)	Interest expense	1		1
			Other income
			(expense) - net			(29)
Commodity contracts			Discontinued
			operations	13		22
Total	$(5)	$(76)		$10		$(15)	$2

Net Investment Hedges:
Foreign currency contracts	$(14)	$(18)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months

Foreign currency contracts	Other income (expense) - net	$(72)	$(96)
Interest rate swaps	Interest expense	(2)	(4)
	Total	$(74)	$(100)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(6)

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$46		$66

(a)	Represents the location on the Balance Sheets.
65

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended June 30, 2015.

Derivative Instruments	Location of Gain (Loss)	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$76	$20

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$23		$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended June 30, 2015.

Derivative Instruments	Location of Gain (Loss)	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$38	$10

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$23		$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended June 30, 2015.

Derivative Instruments	Location of Gain (Loss)	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$38	$10

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$5		$5
Total current		5		5
66

	June 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		40		43
Total noncurrent		40		43
Total derivatives		$45		$48

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2015.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$7	$3

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2014.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months

Interest rate swaps	Interest expense	$(2)	$(4)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(6)

(PPL, LKE, LG&E and KU)

Offsetting Derivative Instruments

PPL, LKE, LG&E and KU or certain of their subsidiaries have master netting arrangements in place and also enter into agreements pursuant to which they trade certain energy and other products. Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to set off amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net

June 30, 2015
Treasury Derivatives
PPL	$156	$64		$92	$124	$64	$9	$51
LKE					91		9	82
LG&E					68		9	59
KU					23			23

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
December 31, 2014
Treasury Derivatives
PPL	$159	$65		$94	$161	$65	$21	$75
LKE					114		20	94
LG&E					81		20	61
KU					33			33

Credit Risk-Related Contingent Features

Certain derivative contracts contain credit risk-related contingent features which, when in a net liability position, would permit the counterparties to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, LKE, LG&E and KU or certain of their subsidiaries. Most of these features would require the transfer of additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade. Some of these features also would allow the counterparty to require additional collateral upon each downgrade in credit rating at levels that remain above investment grade. In either case, if the applicable credit rating were to fall below investment grade, and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent features require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization on derivative instruments in net liability positions.

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

(PPL, LKE and LG&E)

At June 30, 2015, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability position with credit risk-related
contingent features	$42	$28	$28
Aggregate fair value of collateral posted on these derivative instruments	9	9	9
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	33	19	19

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill

(PPL)

The change in the carrying amount of goodwill for the six months ended June 30, 2015 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU

Balance at December 31, 2014	$336	$285	$74	$211
Accretion	8	7	2	5
Changes in estimated cash flow or settlement date	163	163	46	117
Effect of foreign currency exchange rates	(2)
Obligations settled	(2)	(2)	(2)
Balance at June 30, 2015	$503	$453	$120	$333

Substantially all of the ARO balances are classified as noncurrent at June 30, 2015 and December 31, 2014.

In connection with the final CCR rule, LG&E and KU recorded increases of $162 million ($45 million at LG&E and $117 million at KU) to the existing AROs during the second quarter of 2015. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results and regulatory or legal proceedings. PPL, LKE, LG&E and KU believe relevant costs relating to this rule are subject to rate recovery. See Note 10 for information on the final CCR rule.

LG&E's and KU's accretion and ARO-related depreciation expense are recorded as a regulatory asset, such that there is no net earnings impact.

17. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign	Unrealized gains (losses)				Defined benefit plans
	currency	Available-		Equity		Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'		service	gain	asset
	adjustments	securities	derivatives	AOCI		costs	(loss)	(obligation)	Total
PPL
March 31, 2015	$(352)	$206	$9	$		$3	$(2,178)	$1	$(2,311)
Amounts arising during the period	(83)	2	21			(6)	53		(13)
Reclassifications from AOCI		(1)	27				38		64
Net OCI during the period	(83)	1	48			(6)	91		51
Distribution of PPL Energy
Supply (Note 8)		(207)	(55)				238		(24)
June 30, 2015	$(435)	$	$2	$		$(3)	$(1,849)	$1	$(2,284)

December 31, 2014	$(286)	$202	$20		$1	$3	$(2,215)	$1	$(2,274)
Amounts arising during the period	(149)	7	27			(6)	52		(69)
Reclassifications from AOCI		(2)	10		(1)		76		83
Net OCI during the period	(149)	5	37		(1)	(6)	128		14
Distribution of PPL Energy
Supply (Note 8)		(207)	(55)				238		(24)
June 30, 2015	$(435)	$	$2	$		$(3)	$(1,849)	$1	$(2,284)

March 31, 2014	$120	$177	$67		$1	$(5)	$(1,790)	$1	$(1,429)
Amounts arising during the period	(3)	14	(1)				(2)		8
Reclassifications from AOCI		(1)	(5)			1	28		23
Net OCI during the period	(3)	13	(6)			1	26		31
June 30, 2014	$117	$190	$61		$1	$(4)	$(1,764)	$1	$(1,398)

December 31, 2013	$(11)	$173	$94		$1	$(6)	$(1,817)	$1	$(1,565)
Amounts arising during the period	128	19	(47)				(2)		98
Reclassifications from AOCI		(2)	14			2	55		69
Net OCI during the period	128	17	(33)			2	53		167
June 30, 2014	$117	$190	$61		$1	$(4)	$(1,764)	$1	$(1,398)

LKE
March 31, 2015					$(1)	$(8)	$(36)		$(45)
Amounts arising during the period							(8)		(8)
Reclassifications from AOCI						1			1
Net OCI during the period						1	(8)		(7)
June 30, 2015					$(1)	$(7)	$(44)		$(52)

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total

December 31, 2014					$(8)	$(37)		$(45)
Amounts arising during the period						(8)		(8)
Reclassifications from AOCI				$(1)	1	1		1
Net OCI during the period				(1)	1	(7)		(7)
June 30, 2015				$(1)	$(7)	$(44)		$(52)

March 31, 2014					$(2)	$14		$12
Amounts arising during the period						(2)		(2)
Net OCI during the period						(2)		(2)
June 30, 2014					$(2)	$12		$10

December 31, 2013				$1	$(2)	$14		$13
Amounts arising during the period						(2)		(2)
Reclassifications from AOCI				(1)				(1)
Net OCI during the period				(1)		(2)		(3)
June 30, 2014					$(2)	$12		$10

(PPL)

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits). See Note 9 for additional information.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2015	2014	2015	2014	Statements of Income

Available-for-sale securities	$2	$2	$4	$4	Other Income (Expense) - net
Total Pre-tax	2	2	4	4
Income Taxes	(1)	(1)	(2)	(2)
Total After-tax	1	1	2	2

Qualifying derivatives
Interest rate swaps	(3)	(4)	(7)	(7)	Interest Expense
	(77)		(77)		Discontinued operations
Cross-currency swaps	15		32	(29)	Other Income (Expense) - net
	1	1	2	1	Interest Expense
Energy commodities	13	13	20	22	Discontinued operations
Total Pre-tax	(51)	10	(30)	(13)
Income Taxes	24	(5)	20	(1)
Total After-tax	(27)	5	(10)	(14)

Equity investees' AOCI			2		Other Income (Expense) - net
Total Pre-tax			2
Income Taxes			(1)
Total After-tax			1

Defined benefit plans
Prior service costs		(2)		(4)
Net actuarial loss	(50)	(36)	(101)	(72)
Total Pre-tax	(50)	(38)	(101)	(76)
Income Taxes	12	9	25	19
Total After-tax	(38)	(29)	(76)	(57)

Total reclassifications during the period	$(64)	$(23)	$(83)	$(69)
70

18. New Accounting Guidance Pending Adoption

(All Registrants)

Accounting for Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

This guidance can be applied using either a full retrospective or modified retrospective transition method. The FASB has affirmed a recent proposal to defer the effective date of the standard by one year, which for public business entities, would result in initial application of this guidance in annual reporting periods beginning after December 15, 2017 and interim periods within those years. The proposed standard allows entities to early adopt the guidance as of the original effective date of the standard, which for public business entities is annual reporting periods beginning after December 15, 2016. Pending the FASB's issuance of the effective date deferral, the Registrants expect to adopt this guidance effective January 1, 2018.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

·	"Overview" provides a description of each Registrant's business strategy, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

·	"Results of Operations" for PPL provides a detailed analysis of earnings by segment, and for PPL Electric, LKE, LG&E and KU, includes a summary of earnings. For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2015 with the same periods in 2014.

·	"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

·	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky. In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to combine their competitive power generation businesses into a new, stand-alone, publicly traded company named Talen Energy. The transaction was completed on June 1, 2015. See "Financial and Operational Developments - Other Financial and Operational Developments - Spinoff of PPL Energy Supply" below for additional information.

PPL's principal subsidiaries are shown below (* denotes an SEC registrant).

PPL Corporation*

PPL Capital Funding

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity and distribution and sale of natural gas in Kentucky		KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment

PPL's reportable segments' results primarily represent the results of the Subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrants. The U.K. Regulated segment does not have a related Subsidiary Registrant.

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

(KU)

KU, headquartered in Lexington, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee. KU is subject to regulation as a public utility by the KPSC, the VSCC and the Tennessee Regulatory Authority, and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act. KU serves its Virginia customers under the Old Dominion Power name and its Kentucky and Tennessee customers under the KU name.

Business Strategy

(All Registrants)

The strategy for the regulated businesses of WPD, PPL Electric, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs. These regulated businesses also focus on achieving stable, long-term growth in earnings and rate base, or RAV, as applicable. Both rate base and RAV are expected to grow for the foreseeable future as a result of significant capital expenditure programs to maintain existing assets and to improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.

For the U.K. regulated businesses, effective April 1, 2015 under the RIIO-ED1 price control period, 80% of network related expenditures are added to the RAV and, together with adjustments for inflation as measured by Retail Price Index (RPI) and a return on RAV, recovered through allowed revenue with the remaining 20% of expenditures being recovered in the current regulatory year. RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses). The RAV balance at March 31, 2015 will continue to be recovered over 20 years and additions after April 1, 2023 will be recovered over 45 years; a transitional arrangement will gradually change the recoverable life during the current eight-year price control period, resulting in an expected average useful life of 35 years for RAV additions in that period. In addition, incentive targets have been adjusted in RIIO-ED1, resulting in lower total available incentive revenues. See "Financial and Operational Developments - Other Financial and Operational Developments - RIIO-ED1" below for additional information.

For the U. S. regulated businesses, recovery of capital project costs is achieved through various rate-making mechanisms, including periodic base rate case proceedings, annual FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, prudently incurred costs.

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain investment grade credit ratings and adequate liquidity positions. In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility related, as applicable, to changes in interest rates, foreign currency exchange rates and counterparty credit quality. To manage these risks, PPL generally uses contracts such as forwards, options, and swaps.

(PPL)

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent of their U.S. dollar denominated debt. To manage these risks, PPL generally uses contracts such as forwards, options and cross currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

Following the June 1, 2015 spinoff of PPL Energy Supply, PPL has no continuing ownership interest in, control of, or affiliation with Talen Energy and Talen Energy Supply (formerly, PPL Energy Supply). The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes.

Going forward, PPL's focus will be on its regulated utility businesses in the U.K., Kentucky and Pennsylvania, serving more than 10 million customers. PPL intends to maintain a strong balance sheet and manage its finances consistent with maintaining investment grade credit ratings and providing a competitive total shareowner return, including an attractive dividend. Excluding costs required to provide transition services to Talen Energy and following the spinoff transaction, PPL expects to reduce annual ongoing corporate support costs by approximately $75 million.

See "Financial and Operational Developments - Other Financial and Operational Developments - Costs of Spinoff" and "Loss on Spinoff" below for additional information.

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segments for the periods ended June 30 were as follows:

	Three Months			Six Months
	2015	2014	$ Change	2015	2014	$ Change

U.K. Regulated	$190	$187	$3	$565	$393	$172
Kentucky Regulated	47	58	(11)	156	165	(9)
Pennsylvania Regulated	49	52	(3)	136	137	(1)
Corporate and Other (a)	(36)	(67)	31	(55)	(76)	21
Income from Continuing Operations
After Income Taxes	250	230	20	802	619	183
Discontinued Operations (b)	(1,007)	(1)	(1,006)	(912)	(74)	(838)
Net Income (Loss)	$(757)	$229	$(986)	$(110)	$545	$(655)

Income from Continuing Operations
After Income Taxes
EPS - basic	$0.37	$0.35	0.02	$1.20	$0.96	$0.24
EPS - diluted (c)	$0.37	$0.34	0.03	$1.19	$0.94	$0.25
Net Income (Loss)
EPS - basic	$(1.13)	$0.35	(1.48)	$(0.17)	$0.84	$(1.01)
EPS - diluted (c)	$(1.13)	$0.34	(1.47)	$(0.17)	$0.83	$(1.00)

(a)	Primarily includes unallocated corporate-level financing and other costs. Also includes certain costs related to the spinoff of PPL Energy Supply. See the following table of special items for additional information.
(b)	As a result of the spinoff of PPL Energy Supply, substantially representing PPL's Supply segment, the earnings of the Supply segment are included in Discontinued Operations. Included is an $879 million charge reflecting the difference between PPL's recorded value for the Supply segment and its estimated fair value as of the spinoff date, determined in accordance with applicable accounting rules under GAAP. See Note 8 to the Financial Statements for additional information.
(c)	See Note 4 to the Financial Statements for information on the Equity Units' impact on the calculation of diluted EPS.

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's results for the periods ended June 30. See PPL's "Results of Operations - Segment Earnings" for details of each segment's special items.

	Three Months			Six Months
	2015	2014	Change	2015	2014	$ Change

U.K. Regulated	$(53)	$(33)	$(20)	$(14)	$(91)	$77
Kentucky Regulated	(12)	1	(13)	(12)	1	(13)
Pennsylvania Regulated		(4)	4		(4)	4
Corporate and Other (a)	(14)	(50)	36	(20)	(52)	32
Discontinued Operations (b)	(1,007)	(1)	(1,006)	(912)	(74)	(838)
Total PPL	$(1,086)	$(87)	$(999)	$(958)	$(220)	$(738)

(a)	2015 primarily includes transition costs related to the spinoff of PPL Energy Supply. 2014 primarily includes $46 million of deferred income tax expense to adjust valuation allowances that were previously supported by the earnings of PPL Energy Supply. See Note 8 for additional information on the spinoff.
(b)	As a result of the spinoff of PPL Energy Supply, substantially representing PPL's Supply segment, the earnings of the Supply segment are included in Discontinued Operations and considered to be a special item. Included is an $879 million charge reflecting the difference between PPL's recorded value for the Supply segment and its estimated fair value as of the spinoff date, determined in accordance with applicable accounting rules under GAAP. See Note 8 to the Financial Statements for additional information.

2015 Outlook

(PPL)

Excluding special items, higher earnings are expected in 2015 compared with 2014, after adjusting 2014 to include certain dissynergies in the Corporate and Other category related to the spinoff of PPL Energy Supply. This increase is primarily attributed to increases in the U.K. Regulated and Kentucky Regulated segments and lower Corporate and Other charges. The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Excluding special items, higher earnings are projected in 2015 compared with 2014, primarily driven by lower income taxes and lower depreciation expense, partially offset by lower utility revenue as WPD transitions to a new eight-year price control period (RIIO-ED1) effective April 1, 2015. The remaining 2015 foreign currency earnings exposure for this segment is fully hedged.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Excluding special items, higher earnings are projected in 2015 compared with 2014, primarily driven by electric and gas base rate increases effective July 1, 2015, and returns on additional environmental capital investments, partially offset by higher operation and maintenance expense, higher depreciation and higher financing costs.

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

(PPL's Corporate and Other Category)

Excluding special items, lower costs are projected in 2015 compared with 2014, after adjusting 2014 to include certain dissynergies in the Corporate and Other category related to the spinoff of PPL Energy Supply, primarily driven by the reduction of those dissynergies in 2015 through corporate restructuring efforts and lower income taxes.

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

Other Financial and Operational Developments

Regulatory Requirements

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, ELGs and MATS. See "Financial Condition - Environmental Matters" below for additional information on these requirements. These and other stringent environmental requirements have led PPL, LKE, LG&E and KU, to announce plans to close certain of their coal-fired generating plants.

As a result of the environmental requirements discussed above, LKE projects $2.2 billion ($1.1 billion each at LG&E and KU) in capital investment over the next five years and anticipates retiring two coal-fired units at KU no later than early 2016 with a combined summer capacity rating of 161 MW. LG&E retired a 240 MW coal-fired unit in March 2015 and two additional coal-fired units, with a combined summer capacity rating of 323 MW, in June 2015 at the Cane Run plant. The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E and KU.

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL)

Spinoff of PPL Energy Supply

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and immediately combine it with Riverstone's competitive power generation businesses to form a new, stand-alone, publicly traded company named Talen Energy. The transaction was subject to customary closing conditions, including receipt of regulatory approvals from the NRC, FERC, DOJ and PUC, all of which were received by mid-April 2015. On April 29, 2015, PPL's Board of Directors declared the June 1, 2015 distribution to PPL's shareowners of record on May 20, 2015 of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

Immediately following the spinoff on June 1, 2015, Holdco merged with a special purpose subsidiary of Talen Energy, with Holdco continuing as the surviving company to the merger and as a wholly owned subsidiary of Talen Energy and the sole owner of PPL Energy Supply. Substantially contemporaneous with the spinoff and merger, RJS Power was contributed by its owners to become a subsidiary of Talen Energy. PPL shareowners received approximately 0.1249 shares of Talen Energy common stock for each share of PPL common stock they owned on May 20, 2015. Following completion of these transactions, PPL shareowners owned 65% of Talen Energy and affiliates of Riverstone owned 35%. The spinoff had no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding. The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes.

PPL has no continuing ownership interest in, control of, or affiliation with Talen Energy and Talen Energy Supply (formerly PPL Energy Supply).

Loss on Spinoff

In conjunction with the accounting for the spinoff, PPL evaluated whether the fair value of the Supply segment's net assets was less than the carrying value as of the June 1, 2015 spinoff date.

PPL considered several valuation methodologies to derive a fair value estimate of its Supply segment at the spinoff date. These methodologies included considering the closing "when-issued" Talen Energy market value on June 1, 2015 (the spinoff date) adjusted for the proportional share of the equity value attributable to the Supply segment, as well as the valuation methods consistently used in PPL's goodwill impairment assessments - an income approach using a discounted cash flow analysis of the Supply segment and an alternative market approach considering market multiples of comparable companies.

Although the market value of Talen Energy approach utilized the most observable inputs of the three approaches, PPL considered certain limitations of the "when-issued" trading market for the spinoff transaction including the short trading duration, lack of liquidity in the market and anticipated initial Talen stock ownership base selling pressure, among other factors, and concluded that these factors limit this input being solely determinative of the fair value of the Supply segment. As such, PPL also considered the other valuation approaches in estimating the overall fair value, but ultimately assigned the highest weighting to the Talen Energy market value approach.

The following table summarizes PPL's fair value analysis:

		Weighted
		Fair Value
Approach	Weighting	(in billions)

Talen Energy Market Value	50%	$1.4
Income/Discounted Cash Flow	30%	1.1
Alternative Market (Comparable Company)	20%	0.7
Estimated Fair Value		$3.2

A key assumption included in the fair value estimate is the application of a control premium of 25% in the two market approaches. PPL concluded it was appropriate to apply a control premium in these approaches as the goodwill impairment testing guidance was followed in determining the estimated fair value of the Supply segment which has historically been a reporting unit for PPL. This guidance provides that the market price of an individual security (and thus the market capitalization of a reporting unit with publically traded equity securities) may not be representative of the fair value of the reporting unit. This guidance also indicates that substantial value may arise to a controlling shareholder from the ability to take advantage of synergies and other benefits that arise from control over another entity, and that the market price of a

Company's individual share of stock does not reflect this additional value to a controlling shareholder. Therefore, the quoted market price need not be the sole measurement basis for determining the fair value, and including a control premium is appropriate in measuring the fair value of a reporting unit.

In determining the control premium, PPL reviewed premiums received during the last five years in market sales transactions obtained from observable independent power producer and hybrid utility transactions greater than $1 billion. Premiums for these transactions ranged from 5% to 42% with a median of approximately 25%. Given these metrics, PPL concluded a control premium of 25% to be reasonable for both of the market valuation approaches used.

Assumptions used in the discounted cash flow analysis included forward energy prices, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the Energy Supply portion of the recent Talen Energy business planning process and a market participant discount rate.

Using these methodologies and weightings, PPL determined the estimated fair value of the Supply segment (Classified as Level 3) was below its carrying value of $4.1 billion and recorded a loss on the spinoff of $879 million, which is reflected in discontinued operations and is nondeductible for tax purposes. This amount served to reduce the basis of the net assets accounted for as a dividend at the June 1, 2015 spinoff date.

Costs of Spinoff

Following the announcement of the transaction to form Talen Energy as discussed in "Business Strategy" above, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in the 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At June 30, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $13 million and $21 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs incurred primarily include accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date which are reflected in discontinued operations.

PPL recorded $36 million and $42 million of third-party costs related to this transaction during the three and six months ended June 30, 2015. Of these costs, $29 million and $31 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $7 million and $11 million of consulting and other costs were incurred to prepare the new Talen Energy organization for the spinoff and reconfigure the remaining PPL service functions. These costs are primarily recorded in "Other operation and maintenance" on the Statement of Income. PPL recorded $16 million of third-party costs related to this transaction during the three and six months ended June 30, 2014. No significant additional third-party costs are expected to be incurred.

At the close of the transaction, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into earnings and reflected in discontinued operations.

Discontinued Operations

The operations of the Supply segment are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.

The assets and liabilities of PPL's Supply segment for all periods prior to the spinoff are included in "Current assets of discontinued operations", "Noncurrent assets of discontinued operations", "Current liabilities of discontinued operations" and "Noncurrent liabilities of discontinued operations" on PPL's Balance Sheet.

Net assets, after recognition of the loss on spinoff, of $3.2 billion were distributed to PPL shareowners on June 1, 2015, as a result of the completion of the spinoff of PPL Energy Supply.

See Note 8 to the financial statements for additional information related to the spinoff of PPL Energy Supply.

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

Depreciation

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years. For the three and six months ended June 30, 2015, this change in useful lives resulted in lower depreciation of $22 million ($17 million after-tax or $0.03 per share) and $42 million ($33 million after-tax or $0.05 per share). It is expected to result in an annual reduction in depreciation of approximately $86 million ($68 million after-tax or $0.10 per share) in 2015.

IRS Audits for 1998 - 2011

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. In April 2015, PPL was notified that the Joint Committee on Taxation approved PPL's settlement. In the second quarter of 2015, PPL recorded a tax benefit of $23 million, which includes an estimate of interest on the refund. Of this amount, $11 million is reflected in continuing operations. Final determination of interest on the refund is still pending from the IRS.

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

Concurrently, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric requested that the PUC consolidate these two proceedings and the Administrative Law Judge granted PPL Electric's request.

(PPL, LKE and KU)

FERC Wholesale Formula Rates

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In addition, a tenth municipality has become a transmission-only customer as of June 2015.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including approval of the formula rate with a true-up provision and authorizing a return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  In July 2015, KU and the nine terminating municipalities reached a settlement in principle which, subject to FERC approval, would resolve open matters, including providing for certain refunds, approving the formula rate with a true-up provision, and authorizing a 10.25% return on equity.  An unresolved matter with one terminating municipality may be the subject of further negotiations or proceedings.  KU cannot predict the ultimate outcome of these FERC proceedings regarding its wholesale power agreements with the municipalities, but does not currently anticipate significant remaining refunds beyond amounts already recorded.

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

On November 26, 2014, LG&E and KU filed requests with the KPSC for increases in annual base rates for LG&E's electric and gas operations and KU's electric operations.  On April 20, 2015, LG&E and KU, and the other parties to the proceeding, filed a unanimous settlement agreement with the KPSC.  The settlement agreement was approved by the KPSC on June 30, 2015. Among other things, the settlement provides for increases in the annual revenue requirements associated with KU base electricity rates of $125 million and LG&E base gas rates of $7 million.  The annual revenue requirement associated with base electricity rates at LG&E was not changed.  Although the settlement did not establish a specific return on equity with respect to the base rates, an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms.  The settlement agreement provides for deferred recovery of costs associated with Green River Units 3 and 4 through their retirement.  The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense currently booked in accordance with LG&E and KU's pension accounting policy and pension expense using a 15 year amortization period for actuarial gains and losses. The new rates and all elements of the settlement became effective July 1, 2015.

(LKE and KU)

On June 30, 2015, KU filed an application with the VSCC to increase annual Virginia base electricity revenue by approximately $7.2 million, representing an increase of 10.1%. KU's application is based on an authorized 10.5% return on equity. Subject to regulatory review and approval, new rates would become effective April 1, 2016.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment. The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins and Pennsylvania Gross Delivery Margins) and a reconciliation of non-GAAP financial measures to "Operating Income." The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2015 with the same periods in 2014. "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

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

(Subsidiary Registrants)

The discussion for each of PPL Electric, LKE, LG&E and KU provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and six months ended June 30, 2015 with the same periods in 2014. "Earnings, Margins and Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs. The U.K. Regulated segment represents 70% of PPL's Income from Continuing Operations After Income Taxes for the six months ended June 30, 2015 and 42% of PPL's assets at June 30, 2015.

Net Income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2015	2014	$ Change	2015	2014	$ Change

Utility revenues	$575	$659	$(84)	$1,261	$1,296	$(35)
Energy-related businesses	12	13	(1)	23	24	(1)
Total operating revenues	587	672	(85)	1,284	1,320	(36)
Other operation and maintenance	96	117	(21)	199	225	(26)
Depreciation	59	87	(28)	118	170	(52)
Taxes, other than income	37	40	(3)	73	78	(5)
Energy-related businesses	8	8		15	15
Total operating expenses	200	252	(52)	405	488	(83)
Other Income (Expense) - net	(100)	(72)	(28)	(12)	(96)	84
Interest Expense	103	115	(12)	203	237	(34)
Income Taxes	(6)	46	(52)	99	106	(7)
Net Income	$190	$187	$3	$565	$393	$172

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special and effects of movements in foreign currency exchange on separate lines within the table and not in their respective Statement of Income line items. See below for additional detail of the special items.

	Three Months	Six Months

U.K.
Utility revenues	$(21)	$12
Other operation and maintenance	11	7
Depreciation	22	42
Interest expense	1	7
Other	(1)	(1)
Income taxes	7	1
U.S.
Interest expense and other	2	11
Income taxes	11	19
Foreign currency exchange, after-tax	(9)	(3)
Special items, after-tax	(20)	77
Total	$3	$172

U.K.

·	Lower utility revenues for the three month period primarily due to $33 million from the April 1, 2015 price decrease primarily resulting from the commencement of RIIO-ED1, partially offset by $12 million of higher volume primarily due to weather.
·	Higher utility revenues for the six month period primarily due to $46 million from the April 1, 2014 price increase, partially offset by $37 million from the April 1, 2015 price decrease primarily resulting from the commencement of RIIO-ED1.
·	Lower other operation and maintenance for the three month period primarily due to $9 million of lower network maintenance expense.
82

·	Lower depreciation expense for the three and six month periods primarily due to a $22 million and $42 million impact of an extension of the network asset lives. See Note 2 to the Financial Statements for additional information.

U.S.

·	Lower income taxes for the three and six month periods primarily due to decreases in taxable dividends.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2015	2014	2015	2014

	Other Income
Foreign currency-related economic hedges, net of tax of $38, $18, $18, $21 (a)	(Expense)-net	$(71)	$(33)	$(34)	$(39)
	Other operation
WPD Midlands acquisition-related adjustment, net of tax of $0, $0, ($1), $0	and maintenance			2
Change in WPD line loss accrual, net of tax of $0, $0, $0, $13(b)	Utility				(52)
Settlement of certain income tax positions (c)	Income Taxes	18		18
Total		$(53)	$(33)	$(14)	$(91)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP denominated earnings.
(b)	In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, WPD increased its existing liability by $65 million, pre-tax, for over-recovery of line losses. See Note 6 to the Financial Statements for additional information.
(c)	Relates to the April 2015 settlement of open audits for the years 1998-2011. See Note 5 to the Financial Statements for additional information.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 19% of PPL's Income from Continuing Operations After Income Taxes for the six months ended June 30, 2015 and 35% of PPL's assets at June 30, 2015.

Net Income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2015	2014	$ Change	2015	2014	$ Change

Utility revenues	$714	$722	$(8)	$1,613	$1,656	$(43)
Fuel	214	231	(17)	467	508	(41)
Energy purchases	28	36	(8)	120	160	(40)
Other operation and maintenance	214	206	8	423	412	11
Depreciation	94	87	7	189	173	16
Taxes, other than income	15	13	2	29	26	3
Total operating expenses	565	573	(8)	1,228	1,279	(51)
Other Income (Expense) - net	(5)	(2)	(3)	(6)	(4)	(2)
Interest Expense	56	53	3	111	108	3
Income Taxes	41	36	5	112	100	12
Net Income	$47	$58	$(11)	$156	$165	$(9)

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items. See below for additional detail of the special items.

	Three Months	Six Months

Kentucky Gross Margins	$10	$23
Other operation and maintenance	(9)	(10)
Depreciation		(3)
Taxes, other than income	(1)	(2)
Other income (expense) - net	2	3
Interest expense	(3)	(3)
Income taxes	3	(4)
Special items	(13)	(13)
Total	$(11)	$(9)
83

·	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

·	Higher other operation and maintenance for the three month period primarily due to $5 million of higher pension expense attributed to the change in mortality tables and lower discount rate in 2015 and $10 million of higher costs directly related to the Cane Run units' retirements consisting of an inventory write-down and separation benefits, partially offset by $4 million of lower storm expenses.

·	Higher other operation and maintenance for the six month period primarily due to $9 million of higher pension expense attributed to the change in mortality tables and lower discount rate in 2015 and $11 million of higher costs directly related to the Cane Run units' retirements consisting of an inventory write-down and separation benefits, partially offset by $10 million of lower storm expenses.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2015	2014	2015	2014

EEI adjustments, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense)-net		$1		$1
LKE acquisition-related adjustment (b)	Other Income (Expense)-net	$(4)		$(4)
Certain valuation allowances (c)	Income Taxes	(8)		(8)
Total		$(12)	$1	$(12)	$1

(a)	Recorded by KU.
(b)	Recorded at PPL and allocated to the Kentucky Regulated segment. The amount represents a settlement between E.ON AG (a German corporation and the indirect parent of E.ON US Investments Corp., the former parent of LKE) and PPL for a tax matter.
(c)	Recorded at LKE and represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. The Pennsylvania Regulated segment represents 17% of PPL's Income from Continuing Operations After Income Taxes for the six months ended June 30, 2015 and 21% of PPL's assets at June 30, 2015.

Net Income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2015	2014	$ Change	2015	2014	$ Change

Utility revenues	$476	$449	$27	$1,106	$1,041	$65
Energy purchases
External	138	114	24	365	303	62
Intersegment	5	21	(16)	14	48	(34)
Other operation and maintenance	140	135	5	273	269	4
Depreciation	52	45	7	103	90	13
Taxes, other than income	25	23	2	60	55	5
Total operating expenses	360	338	22	815	765	50
Other Income (Expense) - net	2	1	1	4	3	1
Interest Expense	33	29	4	64	58	6
Income Taxes	36	31	5	95	84	11
Net Income	$49	$52	$(3)	$136	$137	$(1)

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

	Three Months	Six Months

Pennsylvania Gross Delivery Margins	$13	$26
Other operation and maintenance	(8)	(6)
Depreciation	(7)	(13)
Interest expense	(4)	(6)
Other	2	3
Income taxes	(3)	(9)
Special item, after-tax	4	4
Total	$(3)	$(1)

·	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

·	Higher other operation and maintenance expense for the three month period primarily due to higher corporate service costs.

·	Higher other operation and maintenance expense for the six month period primarily due to $9 million of higher corporate service costs, partially offset by $6 million of lower storm costs.

·	Higher depreciation expense for the three and six month periods primarily due to PP&E additions, net related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

·	Higher interest expense for the three and six month periods primarily due to the issuance of first mortgage bonds in June 2014.

·	Higher income taxes for the three month period primarily due to federal and state tax reserve adjustments.

·	Higher income taxes for the six month period primarily due to higher pre-tax income and federal and state tax reserve adjustments.

The following after-tax (loss), which management considers a special item, also impacted the Pennsylvania Regulated segment's results during the periods ended June 30.

	Income Statement	Three Months		Six Months
	Line Item	2015	2014	2015	2014

	Other operation
Separation benefits, net of tax of $0, $2, $0, $2 (a)	and maintenance		$(4)		$(4)

(a)	In June 2014, PPL Electric's largest IBEW local ratified a new three-year labor agreement. In connection with the new agreement, bargaining unit one-time voluntary retirement benefits were recorded.

Margins

Non-GAAP Financial Measures

Management utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

·	"Kentucky Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, LKE, LG&E and KU, as well as the Kentucky Regulated segment's, LKE's and LG&E's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded as "Other operation and maintenance" on the Statements of Income) are deducted from revenues. In addition, certain other expenses, recorded as "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

·	"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the electricity delivery operations of the Pennsylvania Regulated segment and PPL Electric, which includes transmission and distribution activities. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy
85

provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax. This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "Energy purchases from affiliate" in the reconciliation tables. As a result of the spinoff of PPL Energy Supply and creation of Talen Energy on June 1, 2015, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are reflected in "Energy Purchases" in the reconciliation tables. This measure represents the revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

	2015 Three Months					2014 Three Months

	Kentucky	PA Gross				Kentucky	PA Gross
	Gross	Delivery			Operating	Gross	Delivery			Operating
	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$714	$476	$575	(c)	$1,765	$722	$449	$659	(c)	$1,830
Energy-related businesses			16		16			19		19
Total Operating Revenues	714	476	591		1,781	722	449	678		1,849

Operating Expenses
Fuel	214				214	231		1		232
Energy purchases	28	138	4		170	36	114	21		171
Energy purchases from affiliate		5	(5)				21	(21)
Other operation and
maintenance	24	27	403		454	25	23	399		447
Depreciation	9		207		216	2		228		230
Taxes, other than income	1	23	52		76		21	56		77
Energy-related businesses			13		13			14		14
Total Operating Expenses	276	193	674		1,143	294	179	698		1,171
Total	$438	$283	$(83)		$638	$428	$270	$(20)		$678

	2015 Six Months					2014 Six Months

	Kentucky	PA Gross				Kentucky	PA Gross
	Gross	Delivery			Operating	Gross	Delivery			Operating
	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Other (a)		Income (b)
Operating Revenues
Utility	$1,613	$1,106	$1,260	(c)	$3,979	$1,656	$1,041	$1,295	(c)	$3,992
Energy-related businesses			32		32			35		35
Total Operating Revenues	1,613	1,106	1,292		4,011	1,656	1,041	1,330		4,027

Operating Expenses
Fuel	467				467	508				508
Energy purchases	120	365	14		499	160	303	47		510
Energy purchases from affiliate		14	(14)				48	(48)
Other operation and
maintenance	49	53	795		897	48	48	791		887
Depreciation	16		416		432	3		452		455
Taxes, other than income	2	56	104		162	1	50	109		160
Energy-related businesses			26		26			28		28
Total Operating Expenses	654	488	1,341		2,483	720	449	1,379		2,548
Total	$959	$618	$(49)		$1,528	$936	$592	$(49)		$1,479

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's utility revenue.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the periods ended June 30 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months			Six Months
	2015	2014	$ Change	2015	2014	$ Change
Kentucky Regulated
Kentucky Gross Margins
LG&E	$206	$196	$10	$436	$422	$14
KU	232	232		523	514	9
LKE	$438	$428	$10	$959	$936	$23

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$193	$189	$4	$435	$438	$(3)
Transmission	90	81	9	183	154	29
Total	$283	$270	$13	$618	$592	$26

Kentucky Gross Margins

Kentucky Gross Margins increased for the three months ended June 30, 2015 compared with 2014 primarily due to returns on additional environmental capital investments of $12 million ($9 million at LG&E and $3 million at KU).

Kentucky Gross Margins increased for the six months ended June 30, 2015 compared with 2014 primarily due to returns on additional environmental capital investments of $30 million ($19 million at LG&E and $11 million at KU), higher demand revenue of $7 million ($2 million at LG&E and $5 million at KU) partially offset by lower sales volume of $10 million ($4 million at LG&E and $6 million at KU). The change in sales volumes were driven by milder winter weather conditions in 2015 compared to 2014.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased for the three months ended June 30, 2015 compared with 2014, primarily due to a $4 million favorable effect of distribution improvement capital investments.

Distribution margins were relatively flat for the six months ended June 30, 2015 compared with 2014, due to a $8 million favorable effect of distribution improvement capital investments and a $7 million impact of favorable weather, primarily offset by a $12 million benefit recorded in the first quarter of 2014 as a result of a change in estimate of a regulatory liability.

Transmission

Transmission margins increased for the three and six month periods ended June 30, 2015 compared with 2014 primarily due to increased capital investment.

Statement of Income Analysis --

Utility Revenues

The increase (decrease) in utility revenues for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months
Domestic:
PPL Electric (a)	$27	$65
LKE (b)	(8)	(43)
Total Domestic	19	22

	Three Months	Six Months
U.K.:
Price (c)	(33)	9
Foreign currency exchange rates	(63)	(110)
Volume	12	1
Line loss accrual adjustments (d)		65
Total U.K.	(84)	(35)
Total	$(65)	$(13)

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The decrease for the three month period was primarily due to a price decrease effective April 1, 2015 resulting from the commencement of RIIO-ED1. The increase for the six month period was due to a price increase effective April 1, 2014, partially offset by a price decrease effective April 1, 2015.
(d)	The increase for the six month period was due to unfavorable accrual adjustments in 2014 based on Ofgem's final decision on the DPCR4 line loss incentives and penalties. See Note 6 to the Financial Statements for additional information.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related decrease during the periods ended June 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Fuel	$(18)	$(41)
Energy purchases	(1)	(11)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months
Domestic:
Cane Run retired units	$10	$11
Uncollectible accounts	3	6
External transition costs associated with the spinoff of PPL Energy Supply	7	11
Other	7	8
U.K.:
Network maintenance	(9)	(15)
Foreign currency exchange rates	(10)	(17)
Pension	(4)	(7)
Engineering management		9
WPD Midlands acquisition-related adjustment		(3)
Other	3	7
Total	$7	$10

Depreciation

Depreciation decreased by $14 million and $23 million for the three and six months ended June 30, 2015 compared with 2014, primarily due to a $22 million and $42 million reduction from an extension of the WPD network asset lives partially offset by additions to PP&E, net primarily at the domestic utilities. See Note 2 to the Financial Statements for additional information on the extension of WPD network asset lives.

Other Income (Expense) - net

Other income (expense) - net decreased by $28 million and increased by $89 million for the three and six months ended June 30, 2015 compared with 2014, primarily due to changes in realized and unrealized losses on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months

Long-term debt interest expense			$5
Loss on extinguishment of debt (a)			(9)
Net amortization of debt discounts, premiums and issuance costs	$11		11
Capitalized interest and debt component of AFUDC	5		7
Foreign currency exchange rates	(10)		(17)
Other	1		3
Total	$7	$

(a)	In March 2014, PPL Capital Funding remarketed and exchanged junior subordinated notes that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months

Change in pre-tax income at current period tax rates	$(24)	$46
Valuation allowance adjustments (a)	(41)	(38)
Federal and state tax reserve adjustments (b)	(11)	(11)
U.S. income tax on foreign earnings net of foreign tax credit (c)	(10)	(22)
Intercompany interest on U.K. financing entities	(2)	(8)
Reduction in U.K. income tax rates	(2)	(6)
Other	(5)	(6)
Total	$(95)	$(45)

(a)	As a result of the spinoff announcement, PPL recorded deferred income tax expense during the three and six months ended June 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the earnings of PPL Energy Supply.
(b)	During the three and six months ended June 30, 2015, PPL recorded a tax benefit to adjust the settled refund amount approved by Joint Committee on Taxation for the open audit years 1998-2011.
(c)	During the three and six months ended June 30, 2015, PPL recorded lower income tax expense due to a decrease in taxable dividends.

See Note 5 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) for the three and six months ended June 30, 2015 includes the results of operations of PPL Energy Supply, which was spun off from PPL on June 1, 2015 and substantially represents PPL's former Supply segment. See "Discontinued Operations" in Note 8 to the Financial Statements for additional information.

PPL Electric: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$49	$52	$136	$137
Special item, gains (losses), after-tax		(4)		(4)

Excluding a special item, earnings decreased for the three month period in 2015 compared with 2014 primarily due to higher other operation and maintenance expense and higher depreciation expense, partially offset by higher margins from additional transmission capital investments and returns on distribution improvement capital investments.

Excluding a special item, earnings decreased for the six month period in 2015 compared with 2014 primarily due to higher other operation and maintenance expense, higher depreciation expense, higher interest expense and a benefit recorded in the first quarter of 2014 for a change in the estimate of a regulatory liability, partially offset by higher margins from additional transmission capital investments, returns on distribution improvement capital investments and favorable weather.

The table below quantifies the changes in the components of Net Income between these periods, which reflects amounts classified as Pennsylvania Gross Delivery Margins and an item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	Three Months	Six Months

Pennsylvania Gross Delivery Margins	$13	$26
Other operation and maintenance	(8)	(6)
Depreciation	(7)	(13)
Other	2	3
Interest expense	(4)	(6)
Income taxes	(3)	(9)
Special item, after-tax (a)	4	4
Total	$(3)	$(1)

(a)	See PPL's "Results of Operations - Segment Earnings - Pennsylvania Regulated Segment" for details.

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

	2015 Three Months			2014 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$476		$476	$449		$449

Operating Expenses
Energy purchases	138		138	114		114
Energy purchases from affiliate	5		5	21		21
Other operation and maintenance	27	$113	140	23	$112	135
Depreciation		52	52		45	45
Taxes, other than income	23	2	25	21	2	23
Total Operating Expenses	193	167	360	179	159	338
Total	$283	$(167)	$116	$270	$(159)	$111

	2015 Six Months			2014 Six Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$1,106		$1,106	$1,041		$1,041

Operating Expenses
Energy purchases	365		365	303		303
Energy purchases from affiliate	14		14	48		48
Other operation and maintenance	53	$220	273	48	$221	269
Depreciation		103	103		90	90
Taxes, other than income	56	4	60	50	5	55
Total Operating Expenses	488	327	815	449	316	765
Total	$618	$(327)	$291	$592	$(316)	$276

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Operating revenues	$27	$65
Energy purchases	24	62
Energy purchases from affiliate	(16)	(34)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months

Vegetation management		$(2)
Storm costs	$2	(8)
Act 129	(2)	3
Uncollectible accounts	3	6
Corporate service costs	6	9
Bargaining unit one-time voluntary retirement benefits	(6)	(6)
Other	2	2
Total	$5	$4

Depreciation

Depreciation increased by $7 million and $13 million for the three and six months ended June 30, 2015 compared with 2014, primarily due to PP&E additions, net related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

Interest Expense

Interest expense increased by $4 million and $6 million for the three and six months ended June 30, 2015 compared with 2014, primarily due to the issuance of first mortgage bonds in June 2014.

Income Taxes

The increase in income taxes for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months

Change in pre-tax income at current period tax rates	$1	$6
Federal and state tax reserve adjustments	3	3
Other	1	2
Total	$5	$11

See Note 5 to the Financial Statements for additional information.

LKE: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$60	$65	$177	$180
Special items, gains (losses), after-tax	(8)	1	(8)	1

Excluding special items, earnings increased for the three and six month periods in 2015 compared with 2014 primarily due to higher returns on additional environmental capital investments partially offset by higher other operation and maintenance expense and lower sales volumes. The change in sales volume was primarily attributable to milder winter weather conditions in 2015 compared to 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	Three Months	Six Months

Margins	$10	$23
Other operation and maintenance	(9)	(10)
Depreciation		(3)
Taxes, other than income	(1)	(2)
Other income (expense)- net	2	3
Interest expense	(2)	(2)
Income taxes	4	(3)
Special items, after-tax (a)	(9)	(9)
Total	$(5)	$(3)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of special items.

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$714		$714	$722		$722

Operating Expenses
Fuel	214		214	231		231
Energy purchases	28		28	36		36
Other operation and maintenance	24	$190	214	25	$181	206
Depreciation	9	85	94	2	85	87
Taxes, other than income	1	14	15		13	13
Total Operating Expenses	276	289	565	294	279	573
Total	$438	$(289)	$149	$428	$(279)	$149

	2015 Six Months			2014 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,613		$1,613	$1,656		$1,656

Operating Expenses
Fuel	467		467	508		508
Energy purchases	120		120	160		160
Other operation and maintenance	49	$374	423	48	$364	412
Depreciation	16	173	189	3	170	173
Taxes, other than income	2	27	29	1	25	26
Total Operating Expenses	654	574	1,228	720	559	1,279
Total	$959	$(574)	$385	$936	$(559)	$377

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related decrease during the periods ended June 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Operating revenues	$8	$43
Fuel	17	41
Energy purchases	8	40

Other Operation and Maintenance

The increase in other operation and maintenance expense for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months

Cane Run retired units	$10	$11
Pension	5	9
Storm costs	(4)	(10)
Other	(3)	1
Total	$8	$11

Depreciation

Depreciation increased by $7 million and $16 million for the three and six months ended June 30, 2015 compared with 2014 primarily due to additions to PP&E, net.

Income Taxes

Income taxes increased $11 million for the six months ended June 30, 2015 compared with 2014 due to the establishment of a valuation allowance on a deferred tax asset of $8 million and the change in pre-tax income at current period tax rates.

LG&E: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$35	$35	$88	$87

Earnings were substantially the same for the three and six month periods in 2015 compared with 2014 primarily due to returns on additional environmental capital investments partially offset by higher other operation and maintenance expense and lower sales volume. The change in sales volume was primarily attributable to milder winter weather conditions in 2015 compared to 2014.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

	Three Months		Six Months

Margins		$10	$14
Other operation and maintenance		(11)	(9)
Depreciation		2	1
Taxes, other than income		1
Other income (expense) - net			1
Interest expense		(1)	(2)
Income taxes		(1)	(4)
Total	$		$1

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$331		$331	$344		$344

Operating Expenses
Fuel	82		82	104		104
Energy purchases, including affiliate	28		28	31		31
Other operation and maintenance	10	$93	103	12	$82	94
Depreciation	4	36	40	1	38	39
Taxes, other than income	1	6	7		7	7
Total Operating Expenses	125	135	260	148	127	275
Total	$206	$(135)	$71	$196	$(127)	$69

	2015 Six Months			2014 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$770		$770	$823		$823

Operating Expenses
Fuel	185		185	221		221
Energy purchases, including affiliate	119		119	155		155
Other operation and maintenance	22	$177	199	24	$168	192
Depreciation	7	75	82	1	76	77
Taxes, other than income	1	13	14		13	13
Total Operating Expenses	334	265	599	401	257	658
Total	$436	$(265)	$171	$422	$(257)	$165

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Retail and wholesale	$3	$(22)
Electric revenue from affiliate	(16)	(31)
Fuel	(22)	(36)
Energy purchases	(6)	(36)
Energy purchases from affiliate	3

Other Operation and Maintenance

The increase in other operation and maintenance expense for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months

Cane Run retired units	$10	$11
Pension	3	5
Storm costs	(1)	(5)
Other	(3)	(4)
Total	$9	$7

Depreciation

Depreciation increased by $5 million for the six months ended June 30, 2015 compared with 2014 primarily due to additions to PP&E, net.

Income Taxes

Income taxes increased by $4 million for the six months ended June 30, 2015 compared with 2014 primarily due to the change in pre-tax income at current period tax rates.

KU: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Income	$39	$40	$117	$117
Special items, gains (losses), after-tax		1		1

Excluding a special item, earnings were substantially the same for the three and six month periods in 2015 compared with 2014 primarily due to higher other operation and maintenance expense offset by an increase in returns on additional environmental capital investments.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	Three Months		Six Months

Margins	$			$9
Other operation and maintenance		(1)		(5)
Depreciation		(3)		(5)
Taxes, other than income		(2)		(2)
Other income (expense)- net		1
Interest expense		1		1
Income taxes		2		1
Special item, after-tax		1		1
Total		$(1)	$

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$396		$396	$404		$404

Operating Expenses
Fuel	132		132	127		127
Energy purchases, including affiliate	13		13	31		31
Other operation and maintenance	14	$95	109	13	$94	107
Depreciation	5	49	54	1	46	47
Taxes, other than income		8	8		6	6
Total Operating Expenses	164	152	316	172	146	318
Total	$232	$(152)	$80	$232	$(146)	$86

	2015 Six Months			2014 Six Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$881		$881	$902		$902

Operating Expenses
Fuel	282		282	287		287
Energy purchases, including affiliate	39		39	74		74
Other operation and maintenance	27	$186	213	24	$181	205
Depreciation	9	98	107	2	93	95
Taxes, other than income	1	14	15	1	12	13
Total Operating Expenses	358	298	656	388	286	674
Total	$523	$(298)	$225	$514	$(286)	$228

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended June 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Six Months

Retail and wholesale	$(11)	$(21)
Electric revenue from affiliate	3
Fuel	5	(5)
Energy purchases	(2)	(4)
Energy purchases from affiliate	(16)	(31)

Other Operation and Maintenance

The increase in other operation and maintenance expense for the periods ended June 30, 2015 compared with 2014 was due to:

	Three Months	Six Months

Pension	$3	$6
Cane Run 7 operations	1	1
Timing and scope of generation maintenance	(1)	1
Storm costs	(3)	(5)
Other	2	5
Total	$2	$8

Depreciation

Depreciation increased by $7 million and $12 million for the three and six months ended June 30, 2015 compared with 2014 primarily due to additions to PP&E, net.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants expect to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
June 30, 2015
Cash and cash equivalents	$846	$28	$13	$7	$6
Short-term debt	1,100	168	561	259	227
Notes payable with affiliates			59

December 31, 2014
Cash and cash equivalents	$1,399	$214	$21	$10	$11
Short-term investments	120
Short-term debt	836		575	264	236
Notes payable with affiliates			41

(a)	At June 30, 2015, $226 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2014 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities from continuing operations for the six month period ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2015
Operating activities	$970	$76	$703	$389	$360
Investing activities	(1,575)	(483)	(626)	(349)	(275)
Financing activities	(71)	221	(85)	(43)	(90)

2014
Operating activities	$1,293	$148	$517	$203	$297
Investing activities	(1,700)	(295)	(502)	(249)	(305)
Financing activities	349	271	(27)	43	5

Change - Cash Provided (Used)
Operating activities	$(323)	$(72)	$186	$186	$63
Investing activities	125	(188)	(124)	(100)	30
Financing activities	(420)	(50)	(58)	(86)	(95)

Operating Activities

The components of the change in cash provided by (used in) operating activities from continuing operations for the six months ended June 30, 2015 compared with 2014 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Net income	$183	$(1)	$(3)	$1
Non-cash components	(67)	21	43	74	$5
Working capital	(314)	(96)	188	118	104
Defined benefit plan funding	(103)	(14)	(23)	(15)	(16)
Other operating activities	(22)	18	(19)	8	(30)
Total	$(323)	$(72)	$186	$186	$63

(PPL)

PPL had a $323 million decrease in cash provided by operating activities from continuing operations in 2015 compared with 2014.

·	Income from continuing operations improved by $183 million between the periods. This was offset by $67 million less net non-cash expenses. The net $116 million increase from net income and non-cash components in 2015 compared with 2014 reflects higher margins in the Pennsylvania and Kentucky regulated segments and lower income taxes.

·	The $314 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable, primarily due to higher income tax payments in 2015. The decrease also reflects lower other current liabilities and an increase in prepayments.

·	Defined benefit plan funding was $103 million higher in 2015.

(PPL Electric)

PPL Electric had a $72 million decrease in cash provided by operating activities in 2015 compared with 2014.

·	The $96 million decline in cash from changes in working capital was partially due to decreases in taxes payable (primarily due to higher income tax payments in 2015) and prepayment of gross receipts tax, partially offset by a decrease in accounts receivable.

·	Defined benefit plan funding was $14 million higher in 2015.

(LKE)

LKE had a $186 million increase in cash provided by operating activities in 2015 compared with 2014.

·	LKE's non-cash components of net income included a $16 million increase in depreciation expense due to additional assets in service since the second quarter of 2014, and a net $17 million increase in current regulatory assets and regulatory liabilities due to the timing of rate recovery mechanisms.

·	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from PPL for the use of excess tax depreciation deductions in 2014, an increase in taxes payable due to timing of payments, and net changes in accounts receivable and unbilled revenue due to colder winter weather in 2014, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments.

(LG&E)

LG&E had a $186 million increase in cash provided by operating activities in 2015 compared with 2014.

·	LG&E's non-cash components of net income included a $5 million increase in depreciation expense due to additional assets in service since the second quarter of 2014, a net $23 million increase in current regulatory assets and regulatory liabilities due to the timing of rate recovery mechanisms, and a $38 million increase in deferred income taxes. The increase in deferred income taxes was primarily due to an increase in accelerated tax depreciation over book depreciation of $54 million, partially offset by an increase of $15 million of net operating loss.

·	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from LKE for the use of excess tax depreciation deductions in 2014, an increase in taxes payable due to timing of payments, a decrease in accounts receivable from affiliates due to timing of intercompany settlements associated with capital expenditures, inventory, and energy sales to KU, and net changes in accounts receivable and unbilled revenue due to colder winter weather in 2014, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments.

(KU)

KU had a $63 million increase in cash provided by operating activities in 2015 compared with 2014.

·	KU's non-cash components of net income included a $12 million increase in depreciation expense due to additional assets in service since the second quarter of 2014, partially offset by a net $6 million increase in current regulatory assets and regulatory liabilities due to the timing of rate recovery mechanisms.
98

·	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payments from LKE for the use of excess tax depreciation deductions in 2014, an increase in taxes payable due to timing of payments, net changes in accounts receivable and unbilled revenue due to colder winter weather in 2014, and an increase in accounts payable due to the timing of fuel purchases and payments, partially offset by a decrease in accounts payable to affiliates due to timing of intercompany settlements associated with capital expenditures, inventory, and energy purchases from LG&E.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the registrants. The change in expenditures for PP&E for the six months ended June 30, 2015 compared with 2014 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU

(Increase) Decrease	$(1)	$(44)	$(74)	$(100)	$26

For PPL, increases in project expenditures at PPL Electric and LG&E, were offset by lower expenditures at WPD and KU. The increase in expenditures for PPL Electric was primarily due to the Northeast Pocono reliability project, smart grid projects and other various projects, partially offset by the completion of the Susquehanna-Roseland transmission project. The increase in expenditures for LG&E was primarily due to environmental air projects at LG&E's Mill Creek plant, partially offset by lower expenditures for construction of Cane Run Unit 7 which was put into commercial operation in June 2015. The decrease in expenditures for KU was related to lower expenditures for the construction of Cane Run Unit 7, environmental air projects and CCR projects at KU's Ghent and E.W. Brown plants.

Other Significant Changes in Components of Investing Activities

(PPL)

PPL received $135 million during the three and six months ended June 30, 2015 from the sale of short-term investments.

(PPL and PPL Electric)

PPL Electric received $150 million during the three and six months ended June 30, 2014 on notes receivable from affiliates.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities from continuing operations for the six months ended June 30, 2015 compared with 2014 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Long-term debt issuances/retirements, net	$31	$(286)
Stock issuances/redemptions, net	(934)
Dividends	(30)	(20)		$2	$5
Capital contributions/distributions, net		65	$13	(33)	(66)
Change in short-term debt, net	493	188	(89)	(55)	(34)
Other financing activities	20	3	18
Total	$(420)	$(50)	$(58)	$(86)	$(95)

For the six months ended June 30, 2015, PPL required $420 million less cash from financing activities primarily due to the ability to use cash-on-hand in conjunction with cash from operating activities to support the significant capital expenditure programs of its subsidiaries.

See Note 7 to the Financial Statements in this Form 10-Q for information on 2015 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2014 Form 10-K for information on 2014 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2015, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External (All Registrants)

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity

PPL Capital Funding Credit Facilities	$750		$20	$730
PPL Electric Credit Facility	300		169	131

LKE Credit Facility	75	$75
LG&E Credit Facility	500		259	241
KU Credit Facilities	598		425	173
Total LKE	1,173	75	684	414
Total U.S. Credit Facilities (a)	$2,223	$75	$873	$1,275

Total U.K. Credit Facilities (b)	£1,055	£242		£813

(a)	The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 13%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.
(b)	The amounts borrowed at June 30, 2015 were USD-denominated borrowings of $200 million and GPB-denominated borrowings which equated to $171 million. At June 30, 2015, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.2 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 14% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed		Other Used	Unused
	Capacity	Borrowed	Capacity	Capacity

LKE Credit Facility	$225	$59		$166
LG&E Money Pool (a)	500		$259	241
KU Money Pool (a)	500		227	273

(a)	LG&E and KU participate in an intercompany money pool agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has issued a maximum short-term debt limit for each utility at $500 million from any source.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at June 30, 2015:

		Commercial
		Paper	Unused
	Capacity	Issuances	Capacity

PPL Electric	$300	$168	$132

LG&E	350	259	91
KU	350	227	123
Total LKE	700	486	214
Total PPL	$1,000	$654	$346

(PPL)

At-the-Market Stock Offering Program

During the three and six months ended June 30, 2015, PPL issued 421,700 shares of common stock under the program at an average price of $33.73 per share, receiving net proceeds of $14 million.

See Note 7 to the Financial Statements for additional information.

Common Stock Dividends

In May 2015, PPL declared its quarterly common stock dividend, payable July 1, 2015, at 37.25 cents per share (equivalent to $1.49 per annum). On August 3, 2015, PPL announced that the company is increasing its common stock dividend to 37.75 cents per share on a quarterly basis (equivalent to $1.51 per annum). The increased dividend will be payable on October 1, 2015 to shareowners of record as of September 10, 2015. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2015.

In January 2015, Fitch withdrew its ratings for PPL, PPL Capital Funding, PPL Electric, LKE, LG&E, and KU.

(PPL)

In May 2015, Moody's upgraded the following ratings with a stable outlook:

·	the long-term issuer rating from Baa3 to Baa2 for PPL;
·	the senior unsecured rating from Baa3 to Baa2 for PPL Capital Funding; and
·	the junior subordinated rating from Ba1 to Baa3 for PPL Capital Funding.

In May 2015, Fitch affirmed and withdrew its ratings for PPL UK Distribution Holdings Limited (formerly known as PPL WW), WPD (South Wales) and WPD (South West).

In June 2015, S&P upgraded the following ratings with a stable outlook:

·	the long-term issuer rating from BBB to A- for PPL;
101

·	the senior unsecured rating from BBB- to BBB+ for PPL Capital Funding; and
·	the junior subordinated rating from BB+ to BBB for PPL Capital Funding.

In June 2015, S&P affirmed the short-term ratings for WPD plc, WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West). S&P also upgraded the following ratings with a stable outlook:

·	the long-term issuer rating from BBB to A- for WPD plc, WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West);
·	the senior unsecured rating from BBB- to BBB+ for WPD plc; and
·	the senior unsecured rating from BBB to A- for WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West).

(PPL and PPL Electric)

In May 2015, Moody's affirmed its ratings and revised its outlook to positive for PPL Electric.

In June 2015, S&P affirmed its commercial paper rating and upgraded the following ratings with a stable outlook for PPL Electric:

·	the long-term issuer rating from BBB to A-; and
·	the senior secured rating from A- to A.

(PPL, LKE, LG&E and KU)

In May 2015, Moody's upgraded the following ratings with a stable outlook for LKE:

·	the long-term issuer rating from Baa2 to Baa1; and
·	the senior unsecured rating from Baa2 to Baa1.

In June 2015, S&P affirmed its commercial paper ratings for LG&E and KU. S&P also upgraded the following ratings with a stable outlook:

·	the long-term issuer ratings from BBB to A- for LKE, LG&E and KU;
·	the senior secured ratings from A- to A for LG&E and KU; and
·	the senior unsecured rating from BBB- to BBB+ for LKE.

In June 2015, S&P upgraded its ratings from AA+ to AAA for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds and removed them from CreditWatch with positive implications.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at June 30, 2015.

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

Interest Rate Risk

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

The following interest rate hedges were outstanding at June 30, 2015.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$1,300	$(59)	$(52)	2045
Cross-currency swaps (d)	1,262	63	(159)	2028
Economic hedges
Interest rate swaps (e)	179	(45)	(3)	2033
LKE
Cash flow hedges
Interest rate swaps (c)	1,000	(46)	(44)	2045
Economic hedges
Interest rate swaps (e)	179	(45)	(3)	2033
LG&E
Cash flow hedges
Interest rate swaps (c)	500	(23)	(22)	2045
Economic hedges
Interest rate swaps (e)	179	(45)	(3)	2033
KU
Cash flow hedges
Interest rate swaps (c)	500	(23)	(22)	2045

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes foreign currency exchange rates.
(c)	Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or regulatory liabilities, if recoverable through regulated rates, and reclassified into earnings in the same period during which the item being hedged affects earnings.
(d)	Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes. Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.
(e)	Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2015 was insignificant for PPL, PPL Electric, LKE, LG&E and KU.  The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2015 is shown below.

10% Adverse
Movement
in Rates

PPL	$630
PPL Electric	131
LKE	135
LG&E	43
KU	81

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates.  Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at June 30, 2015.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£134	$12	$(21)	2016
Economic hedges (c)	1,571	61	(230)	2017

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)	To economically hedge the translation of expected earnings denominated in GBP to U.S. dollars.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $149 million for the six months ended June 30, 2015, which primarily reflected a $376 million decrease to PP&E and goodwill offset by a decrease of $227 million to net liabilities. Changes in this exchange rate resulted in a foreign currency translation gain of $140 million for the six months ended June 30, 2014, which primarily reflected a $349 million increase to PP&E and goodwill offset by an increase of $209 million to net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

(PPL)

See Note 8 to the Financial Statements for information on the spinoff of PPL Energy Supply.

Environmental Matters

(All Registrants)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses. The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be significant. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions. Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services. Increased capital and operating costs are subject to rate recovery. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

The following is a discussion of the more significant environmental matters. See Note 10 to the Financial Statements and "Item 1. Business - Environmental Matters" in the Registrants' 2014 Form 10-K for additional information on environmental matters.

Climate Change

Physical effects associated with climate change could include the impact of changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage, as applicable, to the Registrants' generation assets, electricity transmission and delivery systems, as well as impacts on the Registrants' customers. In addition, changed weather patterns could potentially reduce annual rainfall in areas where PPL, LKE, LG&E and KU have hydroelectric generating facilities or where river water is used to cool their fossil powered generators, as applicable. The Registrants cannot currently predict whether their businesses will experience these potential risks or estimate the cost of their related consequences.

In June 2013, President Obama released his Climate Action Plan which reiterates the goal of reducing GHG emissions in the U.S. through such actions as regulating power plant emissions, promoting increased use of renewables and clean energy technology, and establishing more restrictive energy efficiency standards. Additionally, the Climate Action Plan calls for the U.S. to prepare for the impacts of climate change. Requirements related to this plan could affect the Registrants and others in the industry as modifications may be needed to electricity delivery systems to improve the ability to withstand major storms in order to meet those requirements. As further described below, the EPA has proposed rules pursuant to this directive for both new power plants and existing power plants, which it expects to finalize in the third quarter of 2015. The EPA has also announced that it will develop a federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan under these rules. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act when the sources are already regulated under Section 112 is under challenge in the D.C. Circuit Court. Oral arguments were heard on April 16, 2015.

The EPA's proposal for new power plants was issued in January 2014. The proposed limits for coal-fired plants can only be achieved through carbon capture and sequestration, a technology that is not presently commercially viable and, therefore, effectively preclude the construction of new coal-fired plants. The proposed standards for new gas-fired plants may also not be continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new gas-fired plants could have a significant industry-wide impact.

The EPA's proposal for existing power plants was issued in June 2014. The existing plant proposal contains stringent, state-specific rate-based reduction goals to be achieved in two phases (2020-2029 and 2030 and beyond). The EPA believes it has offered some flexibility to the states as to how state compliance plans can be crafted, including the option to demonstrate compliance on a mass basis and through multi-state collaborations. The EPA is also proposing potential state plan extensions based on the type of plan filed (single or multi-state). LG&E and KU have analyzed the proposal and identified potential impacts and solutions in comments filed in December 2014. PPL also submitted Supplemental Comments to FERC through EEI, advocating for reliability coordination and relief in response to technical conferences hosted by FERC on the reliability implications of implementing this rule. LG&E and KU are also working closely with state regulators in the development of Kentucky's state implementation plan. The regulation of carbon dioxide emissions from existing plants could have a significant industry-wide impact depending on the structure and stringency of the final rule and state implementation plans.

Waters of the United States (WOTUS)

On May 27, 2015, the EPA released a final rule on the definition of WOTUS. Although the rule was meant to clarify which streams and other bodies of water fall under the jurisdiction of EPA and the Army Corps of Engineers under the Clean Water Act, significant ambiguity remains. The Registrants do not currently expect the rule to have a significant impact on their operations. Until such time as ongoing litigation is complete, however, the Registrants are unable to predict the impact of the rule which could be substantial and include significant project delays and added costs, as permits and other regulatory requirements may be imposed for many activities presently not covered by permitting requirements (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands). However, these costs are subject to rate recovery.

(PPL, LKE, LG&E and KU)

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule will become effective on October 14, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. LG&E's and KU's plants using surface impoundments for management and disposal of CCRs will be most impacted by this rule. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. PPL, LKE, LG&E and KU also anticipate incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications or closings, or to implement various compliance strategies.

In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs during the second quarter of 2015. See Note 16 for additional information. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results and regulatory or legal proceedings.  Costs relating to this rule are subject to rate recovery.

Effluent Limitation Guidelines (ELGs)

In June 2013, the EPA published proposed regulations to revise discharge limitations for steam electric generation wastewater permits. The proposed limitations are based on the EPA review of available treatment technologies and their capacity for reducing pollutants and include new requirements for fly ash and bottom ash transport water and metal cleaning waste waters, as well as new limits for scrubber wastewater and landfill leachate. The EPA's proposed ELGs contain requirements that would affect the inspection and operation of CCR facilities, if finalized as proposed. The proposal contains alternative approaches, some of which could impose significant costs on LG&E's and KU's coal-fired plants. The final regulation is expected to be issued by the fourth quarter of 2015. At the present time, PPL, LKE, LG&E and KU are unable to estimate a range of reasonably possible costs, but the costs could be significant. Pending finalization of the ELGs, certain states (including Kentucky) and environmental groups are proposing more stringent technology-based limits in permit renewals. Depending on the final limits imposed, the costs of compliance could be significant and costs could be imposed ahead of federal timelines. Costs to comply with ELGs or technology-based limits are subject to rate recovery.

Mercury and Air Toxics Standards (MATS)

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, with an effective date of April 16, 2012. The MATS rule was challenged by industry groups and states and was upheld by the U.S. Court of Appeals for the D.C. Circuit Court (D.C. Circuit Court) in April 2014. A group of states subsequently petitioned the U.S. Supreme Court (Supreme Court) to review this decision and on June 29, 2015, the Supreme Court held that the EPA failed to properly consider costs when deciding to regulate hazardous air emissions from power plants under MATS.  The Court remanded the matter to the D.C. Circuit Court.  EPA's MATS rule remains in effect pending action by the D.C. Circuit Court. It is uncertain whether the D.C. Circuit Court will vacate the MATS rule, remand the rule to the EPA, or require further proceedings or actions.

LG&E and KU have installed significant controls in connection with the MATS rule and in conjunction with compliance with other environmental requirements, including fabric-filter baghouses, upgraded FGDs or chemical additive systems for which appropriate KPSC authorization and/or ECR treatment has been received. PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact, if any, on plant operations, rate treatment or future capital or operating needs.

National Ambient Air Quality Standards (NAAQS)

In 2008, the EPA revised the NAAQS for ozone and proposed to further strengthen the standard in November 2014.The EPA is required under court order to finalize the standard by October 1, 2015. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. States that are not in the ozone transport region, including Kentucky, are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be predicted at this time.

In 2010, the EPA finalized revised NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky. Attainment must be achieved by 2018. PPL, LKE, LG&E and KU anticipate that some of the measures required for compliance with Clean Air Act regulations governing attainment of ozone or particulates standards, such as upgraded or new sulfur dioxide scrubbers at certain plants and the previously announced retirement of coal-fired generating units, at LG&E's Cane Run plant and KU's Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide standard. If additional reductions were to be required, the costs could be significant. Such costs are subject to rate recovery.

New Accounting Guidance (All Registrants)

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2015, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PPL Corporation

Following the announcement of the transaction to spin off PPL Energy Supply, LLC to form Talen Energy, management determined the appropriate staffing for Talen Energy and for PPL and its subsidiaries. During the six months ended June 30, 2015, staffing changes, including the consolidation of certain positions and transition of responsibilities, resulted in changes in certain individuals responsible for executing internal controls. However, changes to system applications, business processes and the associated internal controls were not significant. Management has taken steps to minimize the risk from the changes in individuals executing internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

·	"Item 3. Legal Proceedings" in each Registrant's 2014 Form 10-K; and
·	Notes 6 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2014 Form 10-K, except that as a result of the June 1, 2015 spinoff by PPL of PPL Energy Supply, the risk factors disclosed under the heading "Risks Related to Supply Segment" at pages 26 through 31 of the Registrants' 2014 Form 10-K are no longer applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities during the Second Quarter of 2015:

	(a)	(b)	(c)	(d)

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
	Total Number of	Average Price	Purchased as Part of	Yet Be Purchased
	Shares (or Units)	Paid per Share	Publicly Announced	Under the Plans
Period	Purchased (1)	(or Unit)	Plans of Programs	or Programs
April 1 to April 30, 2015	18,576	$33.66
May 1 to May 31, 2015
June 1 to June 30, 2015	18,569	$34.77
Total	37,145	$34.21

(1)	Represents shares of common stock withheld by PPL at the request of its executive officers to pay income taxes upon the vesting of the officers' restricted stock awards, as permitted under the terms of PPL's Incentive Compensation Plan and Incentive Compensation Plan for Key Employees.

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

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 21, 2015 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 27, 2015)
3(b)	-	Bylaws of PPL Corporation, effective as of May 21, 2015 (Exhibit 3(ii) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 27, 2015)
*4(a)	-	Amendment No. 11 to the PPL Employee Stock Ownership Plan, dated May 11, 2015
[_]10(a)	-	Form of Retention Agreement, dated May 6, 2015, among PPL Corporation, PPL Services Corporation and Robert J. Grey (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 7, 2015)
[_]10(b)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges
109

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2015, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2015, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date: August 3, 2015	/s/ Stephen K. Breininger
Stephen K. Breininger
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: August 3, 2015	/s/ Dennis A. Urban, Jr.
Dennis A. Urban, Jr.
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: August 3, 2015	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

