Form 10-Q
period 2015-09-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP
filed 2015-10-30
CIK 922224, 55387, 60549, 1518339, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 672,845,584 shares outstanding at October 23, 2015.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 23, 2015.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 23, 2015.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 23, 2015.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION

PPL ELECTRIC UTILITIES CORPORATION

LG&E and KU Energy LLC

Louisville Gas and Electric Company

Kentucky Utilities Company

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2015

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

SIGNATURES	114
COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES	115
CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	120
CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	130

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

WPD - refers to WPD plc and its subsidiaries together with a sister company PPL WPD Limited.

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

Other terms and abbreviations

£ - British pound sterling.

2014 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2014.

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

ARO - asset retirement obligation.

ATM Program - At-the-Market stock offering program.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

BSER - Best System of Emission Reduction. The degree of emission reduction that EPA determines has been adequately demonstrated when taking into account the cost of achieving such reduction and any non-air quality health and environmental impact and energy requirements.

Cane Run Unit 7 - a natural gas combined-cycle unit in Kentucky, jointly owned by LG&E and KU, which provides electric generating capacity of 642 MW (141 MW and 501 MW to LG&E and KU).

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

NSR - The new source review provisions of the Clean Air Act that impose stringent emission control requirements on new and modified sources of air emissions that result in emission increases beyond thresholds allowed by the Clean Air Act.

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

PPL Energy Supply - prior to the June 1, 2015 spinoff, PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL EnergyPlus and other subsidiaries.

PPL Montana - prior to the June 1, 2015 spinoff of PPL Energy Supply, PPL Montana, LLC, an indirect subsidiary of PPL Energy Supply, LLC that generated electricity for wholesale sales in Montana and the Pacific Northwest.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

RAV - regulatory asset value. This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base. RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital. RAV is indexed to Retail Price Index (RPI) in order to allow for the effects of inflation. Since the beginning of DPCR5 in April 2010, RAV additions have been based on a percentage of annual total expenditures, which have continued from April 2015 under RIIO-ED1. RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses that are generally included in rate base).

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

•	fuel supply;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting customer energy use;
•	availability of existing generation facilities;
•	the duration of and cost associated with unscheduled outages at our generating facilities;
•	transmission and distribution system conditions and operating costs;
•	expansion of alternative and distributed sources of electricity generation and storage;
•	collective labor bargaining negotiations;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;
•	our ability to attract and retain qualified employees;
•	volatility in demand for electricity and prices for energy and transmission services;
•	competition in retail and wholesale power and natural gas markets;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•	volatility in the fair value of debt and equity securities and its impact on the value of assets in defined benefit plans, and the potential cash funding requirements if fair value declines;
•	interest rates and their effect on pension and retiree medical liabilities and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial markets and economic conditions;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	changes in foreign currency exchange rates for British pound sterling;
•	current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business dispositions or acquisitions and our ability to realize expected benefits from such business transactions.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating Revenues	$1,878	$1,879	$5,889	$5,906

Operating Expenses
Operation
Fuel	228	240	695	748
Energy purchases	177	173	676	683
Other operation and maintenance	482	467	1,405	1,382
Depreciation	226	233	658	688
Taxes, other than income	79	78	241	238
Total Operating Expenses	1,192	1,191	3,675	3,739

Operating Income	686	688	2,214	2,167

Other Income (Expense) - net	75	136	61	33

Interest Expense	221	213	645	637

Income from Continuing Operations Before Income Taxes	540	611	1,630	1,563

Income Taxes	144	201	432	534

Income from Continuing Operations After Income Taxes	396	410	1,198	1,029

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	(3)	87	(915)	13

Net Income	$393	$497	$283	$1,042

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Common Shareowners:
Basic	$0.59	$0.61	$1.78	$1.58
Diluted	$0.59	$0.61	$1.78	$1.55
Net Income Available to PPL Common Shareowners:
Basic	$0.58	$0.74	$0.42	$1.60
Diluted	$0.58	$0.74	$0.42	$1.57

Dividends Declared Per Share of Common Stock	$0.3775	$0.3725	$1.1225	$1.1175

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	670,763	664,432	668,731	649,561
Diluted	673,702	666,402	671,254	665,501

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$393	$497	$283	$1,042

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Foreign currency translation adjustments, net of tax of ($3), ($9), ($2), ($3)	52	(48)	(97)	80
Available-for-sale securities, net of tax of $0, $1, ($9), ($20)		(1)	7	18
Qualifying derivatives, net of tax of $11, $2, $4, $31	(19)	(5)	8	(52)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $4, $0			(6)
Net actuarial gain (loss), net of tax of $0, ($1), ($36), $1		(1)	52	(3)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $4, $2, $6		(3)	(2)	(5)
Qualifying derivatives, net of tax of ($3), $3, ($23), $4	10	(12)	20	2
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $1, $0			(1)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), $0, ($3)		1		3
Net actuarial loss, net of tax of ($10), ($9), ($35), ($26)	35	29	111	84
Total other comprehensive income (loss)	78	(40)	92	127

Comprehensive income	$471	$457	$375	$1,169

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$283	$1,042
(Income) loss from discontinued operations (net of income taxes)	915	(13)
Income from continuing operations (net of income taxes)	1,198	1,029
Adjustments to reconcile Income from continuing operations (net of taxes) to net cash provided by operating activities - continuing operations
Depreciation	658	688
Amortization	46	51
Defined benefit plans - expense	44	37
Deferred income taxes and investment tax credits	359	416
Unrealized (gains) losses on derivatives, and other hedging activities	(17)	(99)
Adjustment to WPD line loss accrual		65
Stock-based compensation expense	26	24
Other	9	(1)
Change in current assets and current liabilities
Accounts receivable	(5)	(59)
Accounts payable	(180)	(53)
Unbilled revenues	91	122
Fuel, materials and supplies	60	7
Taxes payable	(142)	138
Regulatory assets and liabilities, net	46	7
Other	(48)	28
Other operating activities
Defined benefit plans - funding	(396)	(290)
Settlement of interest rate swaps	(88)
Other assets	(42)	10
Other liabilities	69	43
Net cash provided by operating activities - continuing operations	1,688	2,163
Net cash provided by operating activities - discontinued operations	343	465
Net cash provided by operating activities	2,031	2,628
Cash Flows from Investing Activities
Investing activities from continuing operations:
Expenditures for property, plant and equipment	(2,560)	(2,602)
Expenditures for intangible assets	(32)	(36)
Purchase of other investments	(15)
Proceeds from the sale of other investments	136
Net (increase) decrease in restricted cash and cash equivalents	5	12
Other investing activities	3	(4)
Net cash provided by (used in) investing activities - continuing operations	(2,463)	(2,630)
Net cash provided by (used in) investing activities - discontinued operations	(149)	(344)
Net cash provided by (used in) investing activities	(2,612)	(2,974)
Cash Flows from Financing Activities
Financing activities from continuing operations:
Issuance of long-term debt	1,137	296
Retirement of long-term debt		(237)
Issuance of common stock	145	1,037
Payment of common stock dividends	(750)	(718)
Net increase (decrease) in short-term debt	(271)	(192)
Other financing activities	(30)	(49)
Net cash provided by (used in) financing activities - continuing operations	231	137
Net cash provided by (used in) financing activities - discontinued operations	(546)	(166)
Net cash distributions to parent from discontinued operations	132	448
Net cash provided by (used in) financing activities	(183)	419
Effect of Exchange Rates on Cash and Cash Equivalents	(6)	13
Net (Increase) Decrease in Cash and Cash Equivalents included in Discontinued Operations	352	45
Net Increase (Decrease) in Cash and Cash Equivalents	(418)	131
Cash and Cash Equivalents at Beginning of Period	1,399	863
Cash and Cash Equivalents at End of Period	$981	$994

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$981	$1,399
Short-term investments		120
Accounts receivable (less reserve: 2015, $46; 2014, $44)
Customer	713	737
Other	64	71
Unbilled revenues	421	517
Fuel, materials and supplies	321	381
Prepayments	86	75
Deferred income taxes	223	125
Other current assets	181	134
Current assets of discontinued operations		2,600
Total Current Assets	2,990	6,159

Property, Plant and Equipment
Regulated utility plant	33,752	30,568
Less: accumulated depreciation - regulated utility plant	5,632	5,361
Regulated utility plant, net	28,120	25,207
Non-regulated property, plant and equipment	534	592
Less: accumulated depreciation - non-regulated property, plant and equipment	170	162
Non-regulated property, plant and equipment, net	364	430
Construction work in progress	1,478	2,532
Property, Plant and Equipment, net	29,962	28,169

Other Noncurrent Assets
Regulatory assets	1,627	1,562
Goodwill	3,613	3,667
Other intangibles	672	668
Other noncurrent assets	382	322
Noncurrent assets of discontinued operations		8,317
Total Other Noncurrent Assets	6,294	14,536

Total Assets	$39,246	$48,864

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$557	$836
Long-term debt due within one year	1,460	1,000
Accounts payable	808	995
Taxes	118	263
Interest	300	298
Dividends	254	249
Customer deposits	312	304
Regulatory liabilities	151	91
Other current liabilities	508	632
Current liabilities of discontinued operations		2,775
Total Current Liabilities	4,468	7,443

Long-term Debt	17,745	17,173

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,736	3,227
Investment tax credits	129	132
Accrued pension obligations	963	1,457
Asset retirement obligations	539	324
Regulatory liabilities	962	992
Other deferred credits and noncurrent liabilities	482	525
Noncurrent liabilities of discontinued operations		3,963
Total Deferred Credits and Other Noncurrent Liabilities	6,811	10,620

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,630	9,433
Earnings reinvested	2,791	6,462
Accumulated other comprehensive loss	(2,206)	(2,274)
Total Equity	10,222	13,628

Total Liabilities and Equity	$39,246	$48,864

(a)	780,000 shares authorized; 671,792 and 665,849 shares issued and outstanding at September 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock				Accumulated
	shares		Additional		other
	outstanding	Common	paid-in	Earnings	comprehensive
	(a)	stock	capital	reinvested	loss	Total

June 30, 2015	669,514	$7	$9,564	$2,654	$(2,284)	$9,941
Common stock issued	2,278		72			72
Stock-based compensation			(6)			(6)
Net income				393		393
Dividends and dividend equivalents				(256)		(256)
Other comprehensive income (loss)					78	78
September 30, 2015	671,792	$7	$9,630	$2,791	$(2,206)	$10,222

December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)	$13,628
Common stock issued	5,943		183			183
Stock-based compensation			14			14
Net income				283		283
Dividends and dividend equivalents				(754)		(754)
Distribution of PPL Energy Supply (Note 8)				(3,200)	(24)	(3,224)
Other comprehensive income (loss)					92	92
September 30, 2015	671,792	$7	$9,630	$2,791	$(2,206)	$10,222

June 30, 2014	664,018	$7	$9,358	$5,768	$(1,398)	$13,735
Common stock issued	635		21			21
Stock-based compensation			9			9
Net income				497		497
Dividends and dividend equivalents				(248)		(248)
Other comprehensive income (loss)					(40)	(40)
September 30, 2014	664,653	$7	$9,388	$6,017	$(1,438)	$13,974

December 31, 2013	630,321	$6	$8,316	$5,709	$(1,565)	$12,466
Common stock issued	34,332	1	1,048			1,049
Stock-based compensation			24			24
Net income				1,042		1,042
Dividends and dividend equivalents				(734)		(734)
Other comprehensive income (loss)					127	127
September 30, 2014	664,653	$7	$9,388	$6,017	$(1,438)	$13,974

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating Revenues	$519	$477	$1,625	$1,518

Operating Expenses
Operation
Energy purchases	154	128	519	431
Energy purchases from affiliate		20	14	68
Other operation and maintenance	162	133	435	402
Depreciation	55	47	158	137
Taxes, other than income	27	25	87	80
Total Operating Expenses	398	353	1,213	1,118

Operating Income	121	124	412	400

Other Income (Expense) - net	1	3	5	6

Interest Expense	32	33	96	91

Income Before Income Taxes	90	94	321	315

Income Taxes	35	37	130	121

Net Income (a)	$55	$57	$191	$194

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$191	$194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	158	137
Amortization	19	13
Defined benefit plans - expense	13	10
Deferred income taxes and investment tax credits	127	65
Other	(9)	(20)
Change in current assets and current liabilities
Accounts receivable	18	(45)
Accounts payable	(140)	(25)
Unbilled revenues	28	40
Prepayments	(17)	(17)
Regulatory assets and liabilities	46	19
Taxes payable	(50)	45
Other	13	2
Other operating activities
Defined benefit plans - funding	(33)	(20)
Other assets	(6)	8
Other liabilities	15	6
Net cash provided by operating activities	373	412

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(758)	(700)
Expenditures for intangible assets	(9)	(25)
Net (increase) decrease in notes receivable from affiliates		150
Other investing activities	3	13
Net cash provided by (used in) investing activities	(764)	(562)

Cash Flows from Financing Activities
Issuance of long-term debt		296
Retirement of long-term debt		(10)
Contributions from parent	275	95
Payment of common stock dividends to parent	(140)	(121)
Net increase (decrease) in short-term debt	68	(20)
Other financing activities		(4)
Net cash provided by (used in) financing activities	203	236

Net Increase (Decrease) in Cash and Cash Equivalents	(188)	86
Cash and Cash Equivalents at Beginning of Period	214	25
Cash and Cash Equivalents at End of Period	$26	$111

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$26	$214
Accounts receivable (less reserve: 2015, $21; 2014, $17)
Customer	312	312
Other	10	44
Unbilled revenues	85	113
Materials and supplies	34	43
Prepayments	27	10
Deferred income taxes	103	58
Regulatory assets	10	12
Other current assets	10	13
Total Current Assets	617	819

Property, Plant and Equipment
Regulated utility plant	8,565	7,589
Less: accumulated depreciation - regulated utility plant	2,613	2,517
Regulated utility plant, net	5,952	5,072
Construction work in progress	512	738
Property, Plant and Equipment, net	6,464	5,810

Other Noncurrent Assets
Regulatory assets	942	897
Intangibles	243	235
Other noncurrent assets	39	24
Total Other Noncurrent Assets	1,224	1,156

Total Assets	$8,305	$7,785

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$68
Long term debt due within one year	100	$100
Accounts payable	315	325
Accounts payable to affiliates	36	70
Taxes	35	85
Interest	26	34
Regulatory liabilities	120	76
Other current liabilities	114	103
Total Current Liabilities	814	793

Long-term Debt	2,503	2,502

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,655	1,483
Accrued pension obligations	149	212
Regulatory liabilities	25	18
Other deferred credits and noncurrent liabilities	69	60
Total Deferred Credits and Other Noncurrent Liabilities	1,898	1,773

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,925	1,603
Earnings reinvested	801	750
Total Equity	3,090	2,717

Total Liabilities and Equity	$8,305	$7,785

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

June 30, 2015	66,368	$364	$1,810	$779	$2,953
Net income				55	55
Capital contributions from PPL			115		115
Dividends declared on common stock				(33)	(33)
September 30, 2015	66,368	$364	$1,925	$801	$3,090

December 31, 2014	66,368	$364	$1,603	$750	$2,717
Net income				191	191
Capital contributions from PPL (b)			322		322
Dividends declared on common stock				(140)	(140)
September 30, 2015	66,368	$364	$1,925	$801	$3,090

June 30, 2014	66,368	$364	$1,435	$695	$2,494
Net income				57	57
Dividends declared on common stock				(34)	(34)
September 30, 2014	66,368	$364	$1,435	$718	$2,517

December 31, 2013	66,368	$364	$1,340	$645	$2,349
Net income				194	194
Capital contributions from PPL			95		95
Dividends declared on common stock				(121)	(121)
September 30, 2014	66,368	$364	$1,435	$718	$2,517

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	Includes non-cash contributions of $47 million.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Operating Revenues	$801	$753	$2,414	$2,409

Operating Expenses
Operation
Fuel	228	240	695	748
Energy purchases	23	24	143	184
Other operation and maintenance	202	197	625	609
Depreciation	97	89	286	262
Taxes, other than income	14	13	43	39
Total Operating Expenses	564	563	1,792	1,842

Operating Income	237	190	622	567

Other Income (Expense) - net	(1)	(2)	(3)	(6)

Interest Expense	43	42	127	125

Interest Expense with Affiliate			1

Income Before Income Taxes	193	146	491	436

Income Taxes	73	55	194	165

Net Income	$120	$91	$297	$271

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$120	$91	$297	$271

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense)
benefit:
Defined benefit plans:
Net actuarial loss, net of tax of $0, $0, $5, $1			(8)	(2)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of
tax of $0, $0, $1, $0			(1)	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0			1
Net actuarial loss, net of tax of $0, $0, ($1), $0	1		2
Total other comprehensive income (loss)	1		(6)	(3)

Comprehensive income	$121	$91	$291	$268

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$297	$271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	286	262
Amortization	18	18
Defined benefit plans - expense	29	18
Deferred income taxes and investment tax credits	199	251
Other	29	11
Change in current assets and current liabilities
Accounts receivable	(1)	(3)
Accounts payable	(34)	7
Accounts payable to affiliates	(7)	(2)
Unbilled revenues	19	49
Fuel, materials and supplies	43	4
Income tax receivable	132	(28)
Taxes payable		5
Accrued interest	37	36
Other	(2)	(10)
Other operating activities
Defined benefit plans - funding	(66)	(43)
Settlement of interest rate swaps	(88)
Other assets	(4)
Other liabilities	8	5
Net cash provided by operating activities	895	851
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(928)	(843)
Net (increase) decrease in notes receivable from affiliates		70
Other investing activities	7
Net cash provided by (used in) investing activities	(921)	(773)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	21	22
Issuance of long-term debt	1,050
Net increase (decrease) in short-term debt	(500)	103
Debt issuance and credit facility costs	(9)	(3)
Distributions to member	(157)	(327)
Contributions from member	55	139
Net cash provided by (used in) financing activities	460	(66)
Net Increase (Decrease) in Cash and Cash Equivalents	434	12
Cash and Cash Equivalents at Beginning of Period	21	35
Cash and Cash Equivalents at End of Period	$455	$47

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$455	$21
Accounts receivable (less reserve: 2015, $23; 2014, $25)
Customer	228	231
Other	14	18
Unbilled revenues	148	167
Fuel, materials and supplies	260	311
Prepayments	23	28
Income taxes receivable	4	136
Deferred income taxes	68	16
Regulatory assets	27	25
Other current assets	5	3
Total Current Assets	1,232	956

Property, Plant and Equipment
Regulated utility plant	11,481	10,014
Less: accumulated depreciation - regulated utility plant	1,094	1,069
Regulated utility plant, net	10,387	8,945
Construction work in progress	839	1,559
Property, Plant and Equipment, net	11,226	10,504

Other Noncurrent Assets
Regulatory assets	685	665
Goodwill	996	996
Other intangibles	136	174
Other noncurrent assets	102	101
Total Other Noncurrent Assets	1,919	1,936

Total Assets	$14,377	$13,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt	$75	$575
Long-term debt due within one year	900	900
Notes payable with affiliates	62	41
Accounts payable	284	399
Accounts payable to affiliates	1	2
Customer deposits	51	52
Taxes	36	36
Price risk management liabilities	5	5
Price risk management liabilities with affiliates		66
Regulatory liabilities	31	15
Interest	60	23
Other current liabilities	142	131
Total Current Liabilities	1,647	2,245

Long-term Debt	4,717	3,667

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,489	1,241
Investment tax credits	128	131
Accrued pension obligations	275	305
Asset retirement obligations	488	274
Regulatory liabilities	937	974
Price risk management liabilities	45	43
Other deferred credits and noncurrent liabilities	214	268
Total Deferred Credits and Other Noncurrent Liabilities	3,576	3,236

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,437	4,248

Total Liabilities and Equity	$14,377	$13,396

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

June 30, 2015	$4,329
Net income	120
Contributions from member	35
Distributions to member	(48)
Other comprehensive income (loss)	1
September 30, 2015	$4,437

December 31, 2014	$4,248
Net income	297
Contributions from member	55
Distributions to member	(157)
Other comprehensive income (loss)	(6)
September 30, 2015	$4,437

June 30, 2014	$4,225
Net income	91
Contributions from member	20
Distributions to member	(106)
September 30, 2014	$4,230

December 31, 2013	$4,150
Net income	271
Contributions from member	139
Distributions to member	(327)
Other comprehensive income (loss)	(3)
September 30, 2014	$4,230

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues
Retail and wholesale	$349	$334	$1,089	$1,096
Electric revenue from affiliate	2	13	32	74
Total Operating Revenues	351	347	1,121	1,170

Operating Expenses
Operation
Fuel	82	99	267	320
Energy purchases	18	20	129	167
Energy purchases from affiliate	9	3	17	11
Other operation and maintenance	87	94	286	286
Depreciation	40	39	122	116
Taxes, other than income	7	6	21	19
Total Operating Expenses	243	261	842	919

Operating Income	108	86	279	251

Other Income (Expense) - net	(1)		(3)	(3)

Interest Expense	13	13	39	37

Income Before Income Taxes	94	73	237	211

Income Taxes	36	27	91	78

Net Income (a)	$58	$46	$146	$133

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$146	$133
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	122	116
Amortization	9	9
Defined benefit plans - expense	10	7
Deferred income taxes and investment tax credits	93	31
Other	25	(2)
Change in current assets and current liabilities
Accounts receivable	10	4
Accounts receivable from affiliates	4	(10)
Accounts payable	(14)	8
Accounts payable to affiliates	(1)	(4)
Unbilled revenues	13	27
Fuel, materials and supplies	21	5
Income tax receivable	74	(2)
Taxes payable	(1)	10
Accrued interest	9	9
Other	9	1
Other operating activities
Defined benefit plans - funding	(25)	(12)
Settlement of interest rate swaps	(44)
Other assets	10	1
Other liabilities	(1)	(4)
Net cash provided by operating activities	469	327
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(519)	(422)
Net cash provided by (used in) investing activities	(519)	(422)
Cash Flows from Financing Activities
Issuance of long-term debt	550
Net increase (decrease) in short-term debt	(264)	123
Debt issuance and credit facility costs	(5)	(1)
Payment of common stock dividends to parent	(81)	(83)
Contributions from parent	20	73
Net cash provided by (used in) financing activities	220	112
Net Increase (Decrease) in Cash and Cash Equivalents	170	17
Cash and Cash Equivalents at Beginning of Period	10	8
Cash and Cash Equivalents at End of Period	$180	$25

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$180	$10
Accounts receivable (less reserve: 2015, $1; 2014, $2)
Customer	97	107
Other	9	11
Unbilled revenues	63	76
Accounts receivable from affiliates	19	23
Fuel, materials and supplies	133	162
Prepayments	6	8
Income taxes receivable		74
Deferred income taxes	23
Regulatory assets	11	21
Other current assets	2	1
Total Current Assets	543	493

Property, Plant and Equipment
Regulated utility plant	4,651	4,031
Less: accumulated depreciation - regulated utility plant	384	456
Regulated utility plant, net	4,267	3,575
Construction work in progress	414	676
Property, Plant and Equipment, net	4,681	4,251

Other Noncurrent Assets
Regulatory assets	396	397
Goodwill	389	389
Other intangibles	79	97
Other noncurrent assets	28	35
Total Other Noncurrent Assets	892	918

Total Assets	$6,116	$5,662

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt		$264
Long-term debt due within one year	$250	250
Accounts payable	191	240
Accounts payable to affiliates	20	20
Customer deposits	25	25
Taxes	18	19
Price risk management liabilities	5	5
Price risk management liabilities with affiliates		33
Regulatory liabilities	15	10
Interest	15	6
Other current liabilities	50	42
Total Current Liabilities	589	914

Long-term Debt	1,653	1,103

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	818	700
Investment tax credits	35	36
Accrued pension obligations	34	57
Asset retirement obligations	147	66
Regulatory liabilities	439	458
Price risk management liabilities	45	43
Other deferred credits and noncurrent liabilities	97	111
Total Deferred Credits and Other Noncurrent Liabilities	1,615	1,471

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,541	1,521
Earnings reinvested	294	229
Total Equity	2,259	2,174

Total Liabilities and Equity	$6,116	$5,662

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

June 30, 2015	21,294	$424	$1,541	$259	$2,224
Net income				58	58
Cash dividends declared on common stock				(23)	(23)
September 30, 2015	21,294	$424	$1,541	$294	$2,259

December 31, 2014	21,294	$424	$1,521	$229	$2,174
Net income				146	146
Capital contributions from LKE			20		20
Cash dividends declared on common stock				(81)	(81)
September 30, 2015	21,294	$424	$1,541	$294	$2,259

June 30, 2014	21,294	$424	$1,417	$199	$2,040
Net income				46	46
Capital contributions from LKE			20		20
Cash dividends declared on common stock				(23)	(23)
September 30, 2014	21,294	$424	$1,437	$222	$2,083

December 31, 2013	21,294	$424	$1,364	$172	$1,960
Net income				133	133
Capital contributions from LKE			73		73
Cash dividends declared on common stock				(83)	(83)
September 30, 2014	21,294	$424	$1,437	$222	$2,083

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Revenues
Retail and wholesale	$452	$419	$1,325	$1,313
Electric revenue from affiliate	9	3	17	11
Total Operating Revenues	461	422	1,342	1,324

Operating Expenses
Operation
Fuel	146	141	428	428
Energy purchases	5	4	14	17
Energy purchases from affiliate	2	13	32	74
Other operation and maintenance	108	97	321	302
Depreciation	57	50	164	145
Taxes, other than income	7	7	22	20
Total Operating Expenses	325	312	981	986

Operating Income	136	110	361	338

Other Income (Expense) - net		(1)	1	(1)

Interest Expense	20	19	58	58

Income Before Income Taxes	116	90	304	279

Income Taxes	44	34	115	106

Net Income (a)	$72	$56	$189	$173

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$189	$173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	164	145
Amortization	8	8
Defined benefit plans - expense	9	4
Deferred income taxes and investment tax credits	132	129
Other	4	11
Change in current assets and current liabilities
Accounts receivable	(11)	(8)
Accounts payable	(18)	6
Accounts payable to affiliates	(7)	4
Unbilled revenues	6	22
Fuel, materials and supplies	22	(1)
Income tax receivable	60	(3)
Taxes payable	9	(12)
Accrued interest	19	18
Other	(3)	(8)
Other operating activities
Defined benefit plans - funding	(20)	(4)
Settlement of interest rate swaps	(44)
Other assets	(9)	(2)
Other liabilities		4
Net cash provided by operating activities	510	486
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(407)	(418)
Other investing activities	7
Net cash provided by (used in) investing activities	(400)	(418)
Cash Flows from Financing Activities
Issuance of long-term debt	500
Net increase (decrease) in short-term debt	(236)	(20)
Debt issuance and credit facility costs	(4)	(1)
Payment of common stock dividends to parent	(106)	(112)
Contributions from parent		66
Net cash provided by (used in) financing activities	154	(67)
Net Increase (Decrease) in Cash and Cash Equivalents	264	1
Cash and Cash Equivalents at Beginning of Period	11	21
Cash and Cash Equivalents at End of Period	$275	$22

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30,	December 31,
	2015	2014
Assets

Current Assets
Cash and cash equivalents	$275	$11
Accounts receivable (less reserve: 2015, $2; 2014, $2)
Customer	131	124
Other	5	6
Unbilled revenues	85	91
Fuel, materials and supplies	127	149
Prepayments	7	10
Income taxes receivable		60
Deferred income taxes	30	2
Regulatory assets	16	4
Other current assets	3	2
Total Current Assets	679	459

Property, Plant and Equipment
Regulated utility plant	6,828	5,977
Less: accumulated depreciation - regulated utility plant	710	611
Regulated utility plant, net	6,118	5,366
Construction work in progress	421	880
Property, Plant and Equipment, net	6,539	6,246

Other Noncurrent Assets
Regulatory assets	289	268
Goodwill	607	607
Other intangibles	57	77
Other noncurrent assets	61	58
Total Other Noncurrent Assets	1,014	1,010

Total Assets	$8,232	$7,715

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30,	December 31,
	2015	2014
Liabilities and Equity

Current Liabilities
Short-term debt		$236
Long-term debt due within one year	$250	250
Accounts payable	77	141
Accounts payable to affiliates	41	47
Customer deposits	26	27
Taxes	23	14
Price risk management liabilities with affiliates		33
Regulatory liabilities	16	5
Interest	30	11
Other current liabilities	53	41
Total Current Liabilities	516	805

Long-term Debt	2,341	1,841

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,048	884
Investment tax credits	93	95
Accrued pension obligations	44	59
Asset retirement obligations	341	208
Regulatory liabilities	498	516
Other deferred credits and noncurrent liabilities	63	101
Total Deferred Credits and Other Noncurrent Liabilities	2,087	1,863

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,596	2,596
Accumulated other comprehensive income (loss)	(1)
Earnings reinvested	385	302
Total Equity	3,288	3,206

Total Liabilities and Equity	$8,232	$7,715

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2015 and December 31, 2014.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

June 30, 2015	37,818	$308	$2,596	$338	$(1)	$3,241
Net income				72		72
Cash dividends declared on common stock				(25)		(25)
September 30, 2015	37,818	$308	$2,596	$385	$(1)	$3,288

December 31, 2014	37,818	$308	$2,596	$302		$3,206
Net income				189		189
Cash dividends declared on common stock				(106)		(106)
Other comprehensive income (loss)					$(1)	(1)
September 30, 2015	37,818	$308	$2,596	$385	$(1)	$3,288

June 30, 2014	37,818	$308	$2,571	$261		$3,140
Net income				56		56
Cash dividends declared on common stock				(26)		(26)
September 30, 2014	37,818	$308	$2,571	$291		$3,170

December 31, 2013	37,818	$308	$2,505	$230	$1	$3,044
Net income				173		173
Capital contributions from LKE			66			66
Cash dividends declared on common stock				(112)		(112)
Other comprehensive income (loss)					(1)	(1)
September 30, 2014	37,818	$308	$2,571	$291	$	$3,170

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2014 is derived from that Registrant's 2014 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2014 Form 10-K. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2015 financial statements.

(PPL)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Energy Supply, substantially representing PPL's former Supply segment, which was spun off and distributed to PPL shareowners on June 1, 2015. PPL Energy Supply's assets and liabilities have been reclassified on the Balance Sheet at December 31, 2014 to assets and liabilities of discontinued operations. The assets and liabilities were distributed and removed from PPL's Balance Sheets in the second quarter of 2015. In addition, the Statements of Cash Flows separately report the cash flows of the discontinued operations. See Note 8 for additional information.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 to each indicated Registrant's 2014 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy. During the three and nine months ended September 30, 2015, PPL Electric purchased $361 million and $968 million of accounts receivable from unaffiliated third parties. During the three and nine months ended September 30, 2014, PPL Electric purchased $260 million and $874 million of accounts receivable from unaffiliated third parties and $77 million and $261 million from PPL EnergyPlus. PPL Electric's purchases from PPL EnergyPlus for the nine months ended September 30, 2015 were $146 million and include purchases through May 31, 2015, which is the period during which PPL Electric and PPL EnergyPlus were affiliated entities. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from an unaffiliated third party.

Depreciation (PPL)

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years. For the three and nine months ended September 30, 2015, this change in useful lives resulted in lower depreciation of $22 million ($17 million after-tax or $0.03 per share) and $64 million ($50 million after-tax or $0.08 per share).

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

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are:

	Three Months		Nine Months
	2015	2014	2015	2014
Income Statement Data
Revenues from external customers
U.K. Regulated	$552	$644	$1,836	$1,964
Kentucky Regulated	801	753	2,414	2,409
Pennsylvania Regulated	519	477	1,625	1,516
Corporate and Other	6	5	14	17
Total	$1,878	$1,879	$5,889	$5,906

Net Income
U.K. Regulated (a)	$249	$295	$814	$688
Kentucky Regulated	111	82	267	247
Pennsylvania Regulated	55	57	191	194
Corporate and Other (b)	(19)	(24)	(74)	(100)
Discontinued Operations (c)	(3)	87	(915)	13
Total	$393	$497	$283	$1,042

	September 30,	December 31,
	2015	2014
Balance Sheet Data
Assets
U.K. Regulated	$16,382	$16,005
Kentucky Regulated	14,043	13,062
Pennsylvania Regulated	8,305	7,785
Corporate and Other (d)	516	1,095
Discontinued Operations (c)		10,917
Total assets	$39,246	$48,864

(a)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(b)	2015 includes transition costs related to the formation of the Talen Energy organization and to reconfigure the remaining PPL Services functions. See Note 8 for additional information.
(c)	See Note 8 for additional information.
(d)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2015	2014	2015	2014
Income (Numerator)
Income from continuing operations after income taxes	$396	$410	$1,198	$1,029
Less amounts allocated to participating securities	2	2	5	5
Income from continuing operations after income taxes available to PPL
common shareowners - Basic	394	408	1,193	1,024
Plus interest charges (net of tax) related to Equity Units (a)				9
Income from continuing operations after income taxes available to PPL
common shareowners - Diluted	$394	$408	$1,193	$1,033

Income (loss) from discontinued operations (net of income taxes) available
to PPL common shareowners - Basic and Diluted	$(3)	$87	$(915)	$13

Net income	$393	$497	$283	$1,042
Less amounts allocated to participating securities	2	2	1	5
Net income available to PPL common shareowners - Basic	391	495	282	1,037
Plus interest charges (net of tax) related to Equity Units (a)				9
Net income available to PPL common shareowners - Diluted	$391	$495	$282	$1,046

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	670,763	664,432	668,731	649,561
Add incremental non-participating securities:
Share-based payment awards	2,939	1,970	2,523	1,860
Equity Units (a)				14,080
Weighted-average shares - Diluted EPS	673,702	666,402	671,254	665,501

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.59	$0.61	$1.78	$1.58
Income (loss) from discontinued operations (net of income taxes)	(0.01)	0.13	(1.36)	0.02
Net Income Available to PPL common shareowners	$0.58	$0.74	$0.42	$1.60

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.59	$0.61	$1.78	$1.55
Income (loss) from discontinued operations (net of income taxes)	(0.01)	0.13	(1.36)	0.02
Net Income Available to PPL common shareowners	$0.58	$0.74	$0.42	$1.57

(a)	In 2014, the If-Converted Method was applied to the Equity Units prior to the March 2014 settlement.

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Nine Months
	2015	2014	2015	2014

Stock-based compensation plans (a)	1,368	210	3,805	2,228
DRIP	475	425	1,318	425

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for additional information on common stock issued under the ATM Program.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2015	2014	2015	2014

Stock options	1,484	527	1,218	1,901
Performance units			49
Restricted stock units				41

5. Income Taxes

Reconciliations of income taxes for the periods ended September 30 are as follows.

(PPL)

	Three Months		Nine Months
	2015	2014	2015	2014

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$189	$214	$571	$547
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	13	44	28
Valuation allowance adjustments (a)		3	8	49
Impact of lower U.K. income tax rates	(40)	(48)	(138)	(124)
U.S. income tax on foreign earnings - net of foreign tax credit (b)		26	(1)	47
Federal and state tax reserve adjustments (c)	(9)		(21)
Foreign income tax return adjustments			(4)
Amortization of investment tax credit	(1)	1	(3)	(3)
Depreciation not normalized	(1)	(3)	(4)	(7)
Intercompany interest on U.K. financing entities	(4)		(15)	(4)
Other	(5)	(5)	(5)	1
Total increase (decrease)	(45)	(13)	(139)	(13)
Total income taxes	$144	$201	$432	$534

(a)	As a result of the spinoff announcement, PPL recorded deferred income tax expense during the three and nine months ended September 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply. See Note 8 for additional information on the spinoff.
(b)	During the three and nine months ended September 30, 2015, PPL recorded lower income tax expense due to a decrease in taxable dividends.
(c)	During the three and nine months ended September 30, 2015, PPL recorded a $9 million tax benefit related to a planned amendment of a prior period tax return.

During the nine months ended September 30, 2015, PPL recorded a $12 million tax benefit to adjust the settled refund amount approved by the Joint Committee of Taxation for the open audit years 1998-2011.

(PPL Electric)

	Three Months		Nine Months
	2015	2014	2015	2014

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$32	$33	$112	$110
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	5	21	17
Depreciation not normalized	(1)	(2)	(3)	(5)
Other	(3)	1		(1)
Total increase (decrease)	3	4	18	11
Total income taxes	$35	$37	$130	$121

(LKE)

	Three Months		Nine Months
	2015	2014	2015	2014

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$68	$51	$172	$153
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	6	18	16
Amortization of investment tax credit	(1)	(1)	(2)	(3)
Valuation allowance adjustment (a)			8
Other	(1)	(1)	(2)	(1)
Total increase (decrease)	5	4	22	12
Total income taxes	$73	$55	$194	$165

(a)	Represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

(LG&E)

	Three Months		Nine Months
	2015	2014	2015	2014

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$33	$26	$83	$74
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	9	8
Other	(1)	(2)	(1)	(4)
Total increase (decrease)	3	1	8	4
Total income taxes	$36	$27	$91	$78

(KU)

	Three Months		Nine Months
	2015	2014	2015	2014

Federal income tax on Income Before Income Taxes at statutory
tax rate - 35%	$41	$32	$106	$98
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3	11	10
Other	(1)	(1)	(2)	(2)
Total increase (decrease)	3	2	9	8
Total income taxes	$44	$34	$115	$106

Unrecognized Tax Benefits (PPL)

Changes to unrecognized tax benefits for the periods ended September 30 are as follows.

	Three Months		Nine Months
	2015	2014	2015	2014
PPL
Beginning of period	$5	$21	$20	$22
Additions based on tax positions of prior years				1
Reductions based on tax positions of prior years				(2)
Settlements			(15)
End of period	$5	$21	$5	$21

Other (PPL)

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. In April 2015, PPL was notified that the Joint Committee on Taxation approved PPL's settlement. For the nine months ended September 30, 2015, PPL recorded a tax benefit of $24 million. Of this amount, $12 million is reflected in continuing operations.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014

Current Regulatory Assets:
Environmental cost recovery	$19	$5
Gas supply clause	1	15
Transmission service charge	7	6	$7	$6
Other	10	11	3	6
Total current regulatory assets (a)	$37	$37	$10	$12

Noncurrent Regulatory Assets:
Defined benefit plans (b)	$734	$720	$411	$372
Taxes recoverable through future rates	323	316	323	316
Storm costs	101	124	34	46
Unamortized loss on debt	70	77	44	49
Interest rate swaps (c)	146	122
Accumulated cost of removal of utility plant	130	114	130	114
AROs	109	79
Other	14	10
Total noncurrent regulatory assets	$1,627	$1,562	$942	$897
Current Regulatory Liabilities:
Generation supply charge	$41	$28	$41	$28
Demand side management	12	2
Gas supply clause	9	6
Transmission formula rate	61	42	61	42
Storm damage expense	13	3	13	3
Other	15	10	5	3
Total current regulatory liabilities	$151	$91	$120	$76

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$695	$693
Coal contracts (d)	28	59
Power purchase agreement - OVEC (d)	86	92
Net deferred tax assets	23	26
Act 129 compliance rider	25	18	$25	$18
Defined benefit plans	22	16
Interest rate swaps	82	84
Other	1	4
Total noncurrent regulatory liabilities	$962	$992	$25	$18

	LKE		LG&E		KU
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Current Regulatory Assets:
Environmental cost recovery	$19	$5	$10	$4	$9	$1
Gas supply clause	1	15	1	15
Fuel adjustment clause		4		2		2
Other	7	1			7	1
Total current regulatory assets	$27	$25	$11	$21	$16	$4

Noncurrent Regulatory Assets:
Defined benefit plans (b)	$323	$348	$200	$215	$123	$133
Storm costs	67	78	37	43	30	35
Unamortized loss on debt	26	28	17	18	9	10
Interest rate swaps (c)	146	122	102	89	44	33
AROs	109	79	38	28	71	51
Plant retirement costs (e)	6				6
Other	8	10	2	4	6	6
Total noncurrent regulatory assets	$685	$665	$396	$397	$289	$268
Current Regulatory Liabilities:
Demand side management	$12	$2	$6	$1	$6	$1
Gas supply clause	9	6	9	6
Fuel adjustment clause	8				8
Gas line tracker		3		3
Other	2	4			2	4
Total current regulatory liabilities	$31	$15	$15	$10	$16	$5

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$695	$693	$304	$302	$391	$391
Coal contracts (d)	28	59	12	25	16	34
Power purchase agreement - OVEC (d)	86	92	59	63	27	29
Net deferred tax assets	23	26	23	24		2
Defined benefit plans	22	16			22	16
Interest rate swaps	82	84	41	42	41	42
Other	1	4		2	1	2
Total noncurrent regulatory liabilities	$937	$974	$439	$458	$498	$516

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.
(b)	Included in 2015 is $4 million for PPL and LKE, $3 million for LG&E and $1 million for KU related to the deferred recovery of the difference between the pension cost calculated in accordance with LG&E and KU's pension accounting policy and pension cost using a 15 year amortization period for actuarial gains and losses as provided in the June 30, 2015 rate case settlement. See Note 9 and "Kentucky Activities - Rate Case Proceedings" below for additional information.
(c)	Amounts include net settlements related to forward-starting interest rate swaps that were terminated in September 2015 and are included in "Cash Flows from Operating Activities" on the Statements of Cash Flows. See Note 14 for additional information.
(d)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.
(e)	The June 30, 2015 rate case settlement provided for deferred recovery of costs associated with Green River's coal-fired generating unit retirements. These costs include inventory write-downs and separation benefits and will be amortized over three years.

Regulatory Matters

U.K. Activities (PPL)

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs. See "Item 1. Business - Segment Information - U. K. Regulated Segment" of PPL's 2014 Form 10-K for additional information on RIIO-ED1.

Ofgem Review of Line Loss Calculation

In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, during the first quarter of 2014 WPD increased its liability by $65 million for over-recovery of line losses with a reduction to "Operating Revenues" on the Statement of Income. WPD began refunding the liability to customers on April 1, 2015 and will continue through March 31, 2019. The liability at September 30, 2015 was $75 million.

Kentucky Activities (PPL, LKE, LG&E and KU)

Rate Case Proceedings

On June 30, 2015, the KPSC approved a rate case settlement agreement providing for increases in the annual revenue requirements associated with KU base electricity rates of $125 million and LG&E base gas rates of $7 million.  The annual revenue requirement associated with base electricity rates at LG&E was not changed.  Although the settlement did not establish a specific return on equity with respect to the base rates, an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms.  The settlement agreement provides for deferred recovery of costs associated with Green River Units 3 and 4 through their retirement.  The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense calculated in accordance with LG&E and KU's pension accounting policy and pension expense using a 15 year amortization period for actuarial gains and losses. The new rates and all elements of the settlement became effective July 1, 2015.

KPSC Landfill Proceedings

On May 22, 2015, LG&E and KU filed an application with the KPSC for a declaratory order that the existing CPCN and ECR approvals regarding the initial phases of construction and rate recovery of the landfill for management of CCRs at the Trimble County Station remain in effect. The current design of the proposed landfill provides for construction in substantially the same location as originally proposed with approximately the same storage capacity and expected useful life. On May 20, 2015, the owner of an underground limestone mine filed a complaint with the KPSC requesting it to revoke the CPCN for the Trimble County landfill and limit recovery of costs for the Ghent Station landfill on the grounds that, as a result of cost increases, the proposed landfill no longer constitutes the least cost alternative for CCR management. The KPSC has initiated its own investigation, consolidated the proceedings, and ordered an accelerated procedural schedule. The KPSC conducted a hearing on the matter in September 2015 and LG&E and KU are awaiting a ruling. Although the companies continue to believe that the landfills at the Trimble County and Ghent stations are the least cost options and the CPCN and prior KPSC determinations provide the necessary regulatory authority to proceed with construction of the landfill and obtain cost recovery, LG&E and KU are currently unable to predict the outcome or impact of the pending proceedings.

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

Rate Case Proceeding

On March 31, 2015, PPL Electric filed a request with the PUC for an increase in its annual distribution revenue requirement of approximately $167.5 million. The application was based on a fully projected future test year of January 1, 2016 through December 31, 2016. On September 3, 2015, PPL Electric filed with the PUC Administrative Law Judge a petition for approval of a settlement agreement under which PPL Electric would be permitted to increase its annual distribution rates by $124 million, effective January 1, 2016. On October 5, 2015, the Administrative Law Judge issued a recommended decision approving the settlement agreement. The PUC is expected to issue its final order in December 2015. PPL Electric cannot predict the outcome of this proceeding.

Distribution System Improvement Charge (DSIC)

On March 31, 2015, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric filed the petition concurrently with its 2015 rate case and the Administrative Law Judge granted PPL Electric's request to consolidate these two proceedings. Under the terms of the settlement agreement discussed above, PPL Electric agreed to withdraw the petition without prejudice to re-file it at a later date.

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

On June 20, 2014, the Office of Consumer Advocate (OCA) filed a petition with the Commonwealth Court of Pennsylvania requesting that the Court reverse and remand the April 2014 order permitting PPL Electric to establish the SDER. This matter remains pending before the Commonwealth Court. On January 15, 2015, the PUC issued a final order closing an investigation related to a separate OCA complaint concerning PPL Electric's October 2014 preliminary SDER calculation and modified the effective date of the SDER to February 1, 2015.

Smart Meter Rider (SMR)

Act 129 requires installation of smart meters for new construction, upon the request of consumers and at their cost, or on a depreciation schedule not exceeding 15 years. Under Act 129, EDCs are able to recover the costs of providing smart metering technology. All of PPL Electric's metered customers currently have advanced meters installed at their service locations capable of many of the functions required under Act 129. PPL Electric conducted pilot projects and technical evaluations of its current advanced metering technology and concluded that the current technology does not meet all of the requirements of Act 129. PPL Electric recovered the cost of its pilot programs and evaluations through a cost recovery mechanism, the Smart Meter Rider. In August 2013, PPL Electric filed with the PUC an annual report describing the actions it was taking under its Smart Meter Plan during 2013 and its planned actions for 2014. PPL Electric also submitted revised SMR charges that became effective January 1, 2014. In June 2014, PPL Electric filed its final Smart Meter Plan with the PUC. In that plan, PPL Electric proposes by the end of 2019 to replace all of its current meters with new meters that meet the Act 129 requirements. The total cost of the project is estimated to be approximately $450 million, of which approximately $328 million is expected to be capital. PPL Electric proposes to recover these costs through the SMR which the PUC previously approved for recovery of such costs. On April 30, 2015, the Administrative Law Judge assigned by the PUC to review PPL Electric's Smart Meter Plan issued a recommended decision approving the plan with minor modifications. On September 3, 2015, the PUC entered a final order approving the Smart Meter Plan with minor modifications.

Federal Matters (PPL, LKE and KU)

FERC Wholesale Formula Rates

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers. Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up. KU's application proposed an authorized return on equity of 10.7%. Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund. In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts. Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date. In addition, a tenth municipality has become a transmission-only customer as of June 2015. In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval. In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order. If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including approval of the formula rate with a true-up provision and authorizing a return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower. In August 2015, KU filed a partial settlement agreement with the nine terminating municipalities, which, if approved by FERC, would resolve all but one open matter with one municipality, including providing for certain refunds, approving the formula rate with a true-up provision, and authorizing a 10.25% return on equity. A single remaining unresolved issue with one terminating municipality is in FERC litigation proceedings. KU cannot predict the ultimate outcome of these FERC proceedings regarding its wholesale power agreements with the municipalities, but does not currently anticipate significant remaining refunds beyond amounts already recorded.

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

	September 30, 2015					December 31, 2014
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility	Dec. 2016	£210	£127		£83	£103
WPD (South West)
Syndicated Credit Facility	July 2020	245			245
WPD (East Midlands)
Syndicated Credit Facility	July 2020	300	139		161	64
WPD (West Midlands)
Syndicated Credit Facility	July 2020	300			300
Uncommitted Credit Facilities		65		£4	61		£5
Total U.K. Credit Facilities (a)		£1,120	£266	£4	£850	£167	£5

U.S.
PPL Capital Funding
Syndicated Credit Facility	July 2019	$300			$300
Syndicated Credit Facility	Nov. 2018	300			300
Bilateral Credit Facility	Mar. 2016	150		$20	130		$21
Total PPL Capital Funding Credit Facilities		$750		$20	$730		$21

PPL Electric
Syndicated Credit Facility	July 2019	$300		$69	$231		$1

LKE
Syndicated Credit Facility (b)	Oct. 2018	$75	$75		$	$75

LG&E
Syndicated Credit Facility	July 2019	$500			$500		$264

KU
Syndicated Credit Facility	July 2019	$400			$400		$236
Letter of Credit Facility	Oct. 2017	198		$198			198
Total KU Credit Facilities		$598		$198	$400		$434

(a)	WPD plc's amounts borrowed at September 30, 2015 and December 31, 2014 were USD-denominated borrowings of $200 million and $161 million, which bore interest at 1.80% and 1.86%. WPD (East Midlands) amounts borrowed at September 30, 2015 and December 31, 2014 were GBP-denominated borrowings which equated to $214 million and $100 million, which bore interest at 0.91% and 1.00%. At September 30, 2015, the unused capacity under the U.K. credit facilities was $1.3 billion.
(b)	LKE's interest rates on outstanding borrowings at September 30, 2015 and December 31, 2014 were 1.45% and 1.67%.

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	September 30, 2015				December 31, 2014
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Electric	0.41%	$300	$68	$232
LG&E		350		350	0.42%	$264
KU		350		350	0.49%	236
Total		$1,000	$68	$932		$500

In October 2015, PPL Capital Funding established a commercial paper program for up to $600 million to provide an additional financing source to fund its short-term liquidity needs from time to time. Commercial paper issuances will be supported by PPL Capital Funding's Syndicated Credit Facilities. PPL guarantees PPL Capital Funding's payment obligations on the commercial paper notes.

(LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL, LKE and LG&E)

In September 2015, LG&E issued $300 million of 3.30% First Mortgage Bonds due 2025 and $250 million of 4.375% First Mortgage Bonds due 2045. LG&E received proceeds of $298 million and $248 million, net of discounts and underwriting fees, which were used to repay short-term debt and additionally will be used for the repayment of First Mortgage Bonds maturing in November 2015, and for general corporate purposes.

(PPL, LKE and KU)

In September 2015, KU issued $250 million of 3.30% First Mortgage Bonds due 2025 and $250 million of 4.375% First Mortgage Bonds due 2045. KU received proceeds of $248 million for each issuance, net of discounts and underwriting fees, which were used to repay short-term debt and additionally will be used for the repayment of First Mortgage Bonds maturing in November 2015, and for general corporate purposes.

(PPL and PPL Electric)

In October 2015, PPL Electric issued $350 million of 4.150% First Mortgage Bonds due 2045. PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which will be used to repay short-term debt and for general corporate purposes.

(PPL)

ATM Program

In February 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. For the periods ended September 30, 2015, PPL issued the following:

	Three Months	Nine Months
Number of shares	435,800	857,500
Average share price	$32.95	$33.33
Net proceeds	14	28

Distributions

In August 2015, PPL declared its increased quarterly common stock dividend, payable October 1, 2015, at 37.75 cents per share (equivalent to $1.51 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors. See Note 8 for information regarding the June 1, 2015 distribution to PPL's shareowners of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

8. Acquisitions, Development and Divestitures

(All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 in the 2014 Form 10-K for additional information.

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

Using these methodologies and weightings, PPL determined the estimated fair value of the Supply segment (classified as Level 3) was below its carrying value of $4.1 billion and recorded a loss on the spinoff of $879 million in the second quarter of 2015, which is reflected in discontinued operations and is nondeductible for tax purposes. This amount served to reduce the basis of the net assets accounted for as a dividend at the June 1, 2015 spinoff date.

Costs of Spinoff

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in the 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At September 30, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $11 million and $21 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs incurred primarily include accelerated stock-based compensation and prorated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date, which are reflected in discontinued operations.

As the vesting for all PPL Energy Supply employees was accelerated and all remaining unrecognized compensation expense accelerated concurrently with the spinoff, PPL does not expect to recognize significant future compensation costs for equity awards held by former PPL Energy Supply employees. PPL's future stock-based compensation expense will not be significantly impacted by equity award adjustments that occurred as a result of the spinoff. Stock-based compensation expense recognized in future periods will correspond to the unrecognized compensation expense as of the date of the spinoff, which reflects the unamortized balance of the original grant date fair value of the equity awards held by PPL employees.

PPL recorded $44 million of third-party costs related to this transaction during the nine months ended September 30, 2015. Of these costs, $31 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $13 million of consulting and other costs were incurred during the nine months ended September 30, 2015, related to the formation of the Talen Energy organization and to reconfigure the remaining PPL service functions. These costs are primarily recorded in "Other operation and maintenance" on the Statement of Income. No significant additional third-party costs are expected to be incurred. PPL recorded $5 million and $21 million of third-party costs related to this transaction during the three and nine months ended September 30, 2014.

At the close of the transaction, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into earnings and reflected in discontinued operations.

As a result of the spinoff announcement in June 2014, PPL recorded $3 million and $49 million of deferred income tax expense during the three and nine months ended September 30, 2014, to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

Continuing Involvement

As a result of the spinoff, PPL and PPL Energy Supply entered into a Transition Services Agreement (TSA) that terminates no later than two years from the spinoff date. The TSA sets forth the terms and conditions for PPL and Talen Energy to provide certain transition services to one another. PPL will provide Talen Energy certain information technology, financial and accounting, human resource and other specified services. For the three and nine months ended September 30, 2015, the amounts PPL billed Talen Energy for these services were $11 million and $14 million. In general, the fees for the transition services allow the provider to recover its cost of the services, including overheads, but without margin or profit.

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

Subsequent to the spinoff, PPL Electric's energy purchases from Talen Energy Marketing were not significant and are no longer considered affiliate transactions.

Summarized Results of Discontinued Operations

The operations of the Supply segment are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of Discontinued Operations in the Statements of Income for the periods ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014

Operating revenues		$1,623	$1,427	$1,741
Operating expenses		1,429	1,328	1,593
Other Income (Expense) - net		8	(22)	6
Interest Expense (a)		47	150	145
Income (loss) before income taxes		155	(73)	9
Income tax expense (benefit)	$3	68	(37)	(4)
Loss on spinoff			(879)
Income (Loss) from Discontinued Operations (net of income taxes)	$(3)	$87	$(915)	$13

(a)	Includes interest associated with the Supply Segment with no additional allocation as the Supply segment was sufficiently capitalized.

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

		Discontinued
	Distribution on	Operations at
	June 1,	December 31,
	2015	2014
Cash and cash equivalents (a)	$371	$352
Restricted cash and cash equivalents	156	176
Accounts receivable and unbilled revenues	325	504
Fuels, materials and supplies	415	455
Price risk management assets	784	1,079
Other current assets	65	34
Total Current Assets	2,116	2,600

Investments	999	980
PP&E, net	6,384	6,428
Goodwill	338	338
Other intangibles	260	257
Price risk management assets	244	239
Other noncurrent assets	78	75
Total Noncurrent Assets	8,303	8,317

Total assets	$10,419	$10,917

Short-term debt and long-term debt due within one year	$885	$1,165
Accounts payable	252	361
Price risk management liabilities	763	1,024
Other current liabilities	229	225
Total Current Liabilities	2,129	2,775

Long-term debt (excluding current portion)	1,932	1,683
Deferred income taxes	1,259	1,223
Price risk management liabilities	206	193
Accrued pension obligations	244	299
Asset retirement obligations	443	415
Other deferred credits and noncurrent liabilities	103	150
Total Noncurrent Liabilities	4,187	3,963

Total liabilities	$6,316	$6,738
Adjustment for loss on spinoff	879
Net assets distributed	$3,224

(a)	The distribution of PPL Energy Supply's cash and cash equivalents at June 1, 2015 is included in "Net cash provided by (used in) financing activities - discontinued operations" on the Statement of Cash Flows for the nine months ended September 30, 2015.

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

Development

Future Capacity Needs (PPL, LKE, LG&E and KU)

The Cane Run Unit 7 NGCC was put into commercial operation on June 19, 2015. As a result and to meet more stringent EPA regulations, LG&E retired one coal-fired generating unit at the Cane Run plant in March 2015 and retired the remaining two coal-fired generating units at the plant in June 2015. Additionally, KU retired the remaining two coal-fired generating units at the Green River plant on September 30, 2015. LG&E and KU incurred costs of $11 million and $6 million, respectively, directly related to these retirements including inventory write-downs and separation benefits. However, there were no gains or losses on the retirement of these units. See Note 6 for more information related to the regulatory recovery of the costs associated with the retirement of the Green River units.

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

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed between capital and expense, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Additionally, as a result of the LG&E and KU rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E and KU's pension accounting policy and pension cost calculated using a 15 year amortization period for actuarial gains and losses is recorded as a regulatory asset. See Note 6 for further information. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE and its subsidiaries and LG&E for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2015	2014 (c)	2015	2014	2015 (b)	2014 (c)	2015	2014
PPL
Service cost	$20	$24	$21	$18	$76	$73	$60	$54
Interest cost	42	56	80	90	152	168	236	268
Expected return on plan assets	(56)	(72)	(133)	(133)	(201)	(216)	(393)	(395)
Amortization of:
Prior service cost	1	5			5	15
Actuarial (gain) loss	18	8	39	34	65	22	118	100
Net periodic defined benefit
costs (credits) prior to
termination benefits	25	21	7	9	97	62	21	27
Termination benefits (a)		(7)				13
Net periodic defined benefit
costs (credits)	$25	$14	$7	$9	$97	$75	$21	$27

	Pension Benefits
	Three Months		Nine Months
	2015	2014	2015	2014
LKE
Service cost	$7	$5	$20	$16
Interest cost	17	17	51	50
Expected return on plan assets	(22)	(21)	(66)	(62)
Amortization of:
Prior service cost	1	1	5	3
Actuarial (gain) loss	9	4	26	10
Net periodic defined benefit costs (credits)	$12	$6	$36	$17

LG&E
Service cost			$1	$1
Interest cost	$3	$4	10	11
Expected return on plan assets	(5)	(4)	(15)	(14)
Amortization of:
Prior service cost	1	1	2	2
Actuarial (gain) loss	3	1	9	4
Net periodic defined benefit costs (credits)	$2	$2	$7	$4

(a)	The three and nine months ended September 30, 2014 include termination benefits of ($2) million and $2 million for PPL Electric. The remaining ($5) million and $11 million relate to PPL Energy Supply and are reflected in discontinued operations.
(b)	For the nine months ended September 30, 2015, the total net periodic defined benefit cost includes $18 million reflected in discontinued operations related to costs allocated from PPL's plans to PPL Energy Supply prior to the spinoff.
(c)	For the three and nine months ended September 30, 2014, the total net periodic defined benefit cost includes $1 million and $29 million reflected in discontinued operations related to costs allocated from PPL's plans to PPL Energy Supply.

	Other Postretirement Benefits
	Three Months		Nine Months
	2015	2014	2015	2014
PPL
Service cost	$2	$3	$9	$9
Interest cost	6	7	20	23
Expected return on plan assets	(6)	(6)	(20)	(19)
Net periodic defined benefit costs (credits)	$2	$4	$9	$13

LKE
Service cost	$1	$1	$4	$3
Interest cost	2	2	7	7
Expected return on plan assets	(1)	(1)	(4)	(4)
Amortization of:
Prior service cost	1	1	2	2
Net periodic defined benefit costs (credits)	$3	$3	$9	$8

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

	Three Months		Nine Months
	2015	2014	2015	2014

PPL Electric (a)	$8	$3	$24	$18
LG&E	3	2	10	6
KU	4	2	13	6

(a)	The three and nine months ended September 30, 2014 include ($2) million and $2 million of termination benefits for PPL Electric related to a one-time voluntary retirement window offered to certain bargaining unit employees.

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

(PPL, LKE, LG&E and KU)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant. In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one Clean Air Act claim, but declined to dismiss their common law tort claims. Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the state common law claims are preempted by federal statute. In December 2014, the U.S. Court of Appeals for the Sixth Circuit issued an order granting appellate review regarding the above matter and such issues as may appropriately be presented by the parties and determined by the court. Oral argument before the Sixth Circuit was held in August 2015, but a ruling has not yet been issued by the Court. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act. The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit. The Sierra Club seeks civil penalties, injunctive relief, costs and attorney's fees. In August 2015, the Court denied cross-motions for summary judgment filed by both parties and directed the parties to proceed with discovery. PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant but believe the plant is operating in compliance with the permits.

E.W. Brown Environmental Claims

In October 2015, KU received a notice of intent from Earthjustice and the Sierra Club informing certain federal and state agencies of the Sierra Club's intent to file a citizen suit, following expiration of the mandatory 60-day notification period, for alleged violations of the Clean Water Act. The claimant alleges discharges at the E.W. Brown plant in violation of applicable rules and the plant's water discharge permit. The claimant asserts that, unless the alleged discharges are promptly brought into compliance, it intends to seek civil penalties, injunctive relief and attorney's fees. PPL, LKE and KU cannot predict the outcome of this matter or the potential impact on the operations of the E. W. Brown plant.

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

PPL, LG&E, KU and PPL Electric monitor their compliance with the Reliability Standards and continue to self-report or self-log potential violations of certain applicable reliability requirements and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time. The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

In October 2012, the FERC initiated its consideration of proposed changes to Reliability Standards to address the impacts of geomagnetic disturbances on the reliable operation of the bulk-power system, which might, among other things, lead to a requirement to install equipment that blocks geomagnetically induced currents on implicated transformers. In May 2013, FERC issued Order No. 779, requiring NERC to submit two types of Reliability Standards for FERC's approval. The first type would require certain owners and operators of the nation's electricity infrastructure, such as the Registrants, to develop and implement operational procedures to mitigate the effects of geomagnetic disturbances on the bulk-power system. This NERC-proposed standard was approved by FERC in June 2014. These requirements do not impose significant costs on the Registrants. The second type is to require owners and operators of the bulk-power system to assess certain geomagnetic disturbance events and develop and implement plans to protect the bulk-power system from those events. FERC issued a notice of proposed rulemaking on this second type of Reliability Standard on May 14, 2015. The Registrants do not presently anticipate significant costs to comply with the requirements if finalized as proposed.

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

National Ambient Air Quality Standards (NAAQS)

Under the Clean Air Act, the EPA is required to reassess the NAAQS for certain air pollutants on a five-year schedule. In 2008, the EPA revised the NAAQS for ozone and proposed to further strengthen the standard in November 2014. The EPA released a new ozone standard on October 1, 2015. The states and EPA will determine attainment with the new ozone standard through review of relevant ambient air monitoring data, with attainment or nonattainment designations scheduled no later than October 2017. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another states' non-attainment. States that are not in the ozone transport region, including Kentucky, are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be predicted at this time.

In 2010, the EPA finalized revised NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky. Attainment must be achieved by 2018. PPL, LKE, LG&E and KU anticipate that certain previously required compliance measures, such as upgraded or new sulfur dioxide scrubbers at certain plants and the retirement of coal-fired generating units at LG&E's Cane Run plant and KU's Green River and Tyrone plants, will help to achieve compliance with the new sulfur dioxide and ozone standards. If additional reductions are required, the costs could be significant.

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

If LG&E or KU is found to have triggered the applicability of NSR regulations by increasing pollutants beyond allowable thresholds through a plant modification, the company could, among other things, be required to meet substantially more stringent permit limits. The costs to meet such limits, including installation of technology at certain units, could be significant.

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

Climate Change

(All Registrants)

Authority to Regulate Carbon Dioxide Emissions

The EPA issued rules in 2014 regulating carbon dioxide emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act. The EPA's rules were challenged in court and, in June 2014, the U.S. Supreme Court ruled that the EPA has authority to regulate carbon dioxide emissions under the Clean Air Act but only for stationary sources that would otherwise have been subject to these provisions due to significant increases in emissions of other pollutants. As a result, any new sources or major modifications to an existing GHG source causing a net significant increase in carbon dioxide emissions must comply with permit limits for carbon dioxide, but only if it would otherwise be subject to limits on new or modified sources due to significant increases in other pollutants.

The EPA's Rules under Section 111 of the Clean Air Act

As further described below, in August 2015, the EPA finalized rules imposing greenhouse gas emission standards for both new and existing power plants. The EPA has also issued a proposed federal implementation plan which would apply to any states that fail to submit an acceptable state implementation plan under these rules. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act has been challenged in the D.C. Circuit Court by several states and industry groups.

The EPA's rule for new power plants imposes separate emission standards for coal and natural gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially available, the rule effectively precludes the construction of new coal-fired plants. The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new natural gas-fired plants could have a significant industry-wide impact.

(PPL, LKE, LG&E and KU)

The EPA's Clean Power Plan

The EPA's rule for existing power plants, referred to as the Clean Power Plan, was published in the Federal Register in October 2015. The Rule contains state-specific rate-based and mass-based reduction goals and guidelines for the development, submission and implementation of state implementation plans to achieve the state goals. State-specific goals were calculated from 2012 data by applying EPA's broad interpretation and definition of the BSER, resulting in the most stringent targets to be met in 2030, with interim targets to be met beginning in 2022. The EPA believes it has offered some flexibility to the states as to how their compliance plans can be crafted, including the option to use a rate-based approach (limit emissions per megawatt hour) or a mass-based approach (limit total tons of emissions per year), and the option to demonstrate compliance through emissions trading and multi-state collaborations. Under the rate-based approach, Kentucky would need to make a 41% reduction from its 2012 emissions rate and under a mass-based approach it would need to make a 36% reduction. These reductions are significantly greater than initially proposed and present significant challenges to the state. If Kentucky fails to develop an approvable implementation plan by September 2016 (with the possibility of an extension until 2018), the EPA will impose a federal implementation plan that could be more stringent than what the state plan might provide. Depending on the provisions of the Kentucky implementation plan, LG&E and KU may need to modify their current portfolio of generating assets during the next decade and/or participate in an allowance trading program. LG&E and KU are participating in the ongoing regulatory processes at the state and federal level in an effort to provide input into the state or federal implementation plan that will govern reductions in Kentucky. PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact, if any, on plant operations, or future capital or operating needs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to cost recovery.

In April 2014, the Kentucky General Assembly passed legislation which limits the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the EPA's regulations governing GHG emissions from existing sources. The legislation provides that such state GHG performance standards shall be based on emission reductions, efficiency measures, and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions may make it more difficult for Kentucky to achieve the GHG reduction levels that the EPA has established for Kentucky.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting plants and, although the decided cases to date have not sustained claims brought on the basis of these theories of liability, the law remains unsettled on these claims. In June 2011, the U.S. Supreme Court in the case of AEP v. Connecticut ruled that federal common law claims against five utility companies for allegedly causing a public nuisance as a result of their emissions of GHGs were displaced by the Clean Air Act and regulatory actions of the EPA. In addition, in Comer v. Murphy Oil (Comer case), the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) upheld a district court ruling that plaintiffs did not have standing to pursue state common law claims against companies that emit GHGs. The plaintiffs in the Comer case later filed a substantially similar complaint against a larger group of companies which was subsequently dismissed by the U.S. District Court for the Southern District of Mississippi. The lower court's ruling was affirmed by the Fifth Circuit in May 2013. Additional litigation in federal and state courts over such issues is continuing. PPL, LKE, LG&E and KU cannot predict the outcome of these matters.

Water/Waste

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective on October 19, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable through citizen suits. LG&E's and KU's plants using surface impoundments for management and disposal of CCRs will be most impacted by this rule. The rule's requirements for covered CCR impoundments and landfills include commencement or completion of closure activities generally between three and ten years from certain triggering events. PPL, LKE, LG&E and KU also anticipate incurring capital or operation and maintenance costs prior to that time to address other provisions of the rule, such as groundwater monitoring and disposal facility modifications or closings, or to implement various compliance strategies.

In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs during the three and nine months ending September 30, 2015. See Note 16 for additional information. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

Trimble County Landfill

In May 2011, LG&E submitted an application for a special waste landfill permit to handle CCRs generated at the Trimble County plant. In May 2013, the Kentucky Division of Waste Management denied the permit application on the grounds that the proposed facility would violate the Kentucky Cave Protection Act. In January 2014, LG&E submitted to the Kentucky Division of Waste Management a landfill permit application for an alternate site adjacent to the plant. LG&E has also applied for other necessary regulatory approvals including a dredge and fill permit from the U.S. Army Corps of Engineers. LG&E and KU have responded to comments on the permit application submitted by EPA and other parties. PPL, LKE, LG&E and KU are unable to determine the potential impact of this matter until all permits are issued and any resulting legal challenges are concluded. See Note 6 for additional information on Kentucky Public Service Commission proceedings relating to the Trimble County Landfill.

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

Effluent Limitations Guidelines (ELGs)

On September 30, 2015, the EPA released its final effluent limitations guidelines for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater, and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical, and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA, but the requirements of the rule must be fully implemented no later than 2023. It is not currently known how Kentucky intends to integrate the ELGs into its ongoing permit renewal process. LG&E and KU continue to assess the requirements of this complex rule to determine available compliance strategies.   PPL, LKE, LG&E and KU are unable to fully estimate compliance costs or timing at this time although certain preliminary estimates are included in current capital forecasts, for applicable periods. Costs to comply with ELGs or other discharge limits, which are expected to be significant, are subject to rate recovery.

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

(All Registrants)

Waters of the United States (WOTUS)

The U.S. Court of Appeals for the Sixth Circuit has issued a stay of EPA's rule on the definition of WOTUS pending the court's review of the rule. The effect of the stay is that the WOTUS rule is not currently in effect anywhere in the United

States. The ultimate outcome of the court's review of the rule remains uncertain. The Registrants had not expected the rule to have a significant impact on their operations, but were unable to predict the impact of the rule in light of the ongoing litigation, particularly in Pennsylvania where the rule could have resulted in significant project delays and added costs, as permits and other regulatory requirements could have been imposed for many activities not otherwise covered by permitting requirements (including vegetation management for transmission lines and activities affecting storm water conveyances and wetlands).

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

(PPL, LKE, LG&E and KU)

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant. In November 2010, the KEEC issued a final order upholding the permit which was subsequently appealed by the environmental groups. In September 2013, the Franklin Circuit Court reversed the KEEC order upholding the permit and remanded the permit to the agency for further proceedings. LG&E and the KEEC appealed the order to the Kentucky Court of Appeals. In July 2015, the Court of Appeals upheld the lower court ruling. LG&E and the KEEC have moved for discretionary review by the Kentucky Supreme Court. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or the potential impact, if any, on plant operations or future capital or operating needs.

Superfund and Other Remediation (All Registrants)

PPL Electric is potentially responsible for costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site and the Brodhead site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric. Should the EPA require different or additional measures in the future, however, or should PPL Electric's share of costs at multi-party sites increase substantially more than currently expected, the costs could be significant.

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

From time to time, PPL's subsidiaries undertake remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL Electric, LG&E and KU.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2015. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at September 30, 2015 and December 31, 2014, was $24 million and $26 million for PPL and $19 million for LKE for both periods. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	September 30, 2015		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$11	(b)	2018
WPD guarantee of pension and other obligations of unconsolidated entities	116	(c)

PPL Electric
Guarantee of inventory value	36	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

(a)	Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition. A cross indemnity has been received from the seller on the tax issue. The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.
(b)	Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process. The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases where the agreements provide for specific limits.

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
(c)	Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At September 30, 2015, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
(d)	A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.
(e)	LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that fall outside the cap. Another WKE-related LKE guarantee covers other indemnifications related to the purchase price of excess power, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision, and such motion was denied by the court in September 2015. In September 2015, a counterparty issued a demand letter to LKE's indemnitee. LKE does not believe appropriate contractual, legal or commercial grounds exist for the claim made and anticipates the indemnitee to dispute the demand. LKE believes its indemnification obligations in the WKE matter remain subject to various uncertainties, including additional legal and contractual developments, as well as future prices, availability and demand for the subject excess power. The ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the indemnification circumstances, but does not currently expect such outcomes to result in significant losses above the amounts recorded.
(f)	Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts currently included within a demand charge designed and currently expected to cover these costs over the term of the contract. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" and "Guarantees and Other Assurances" in Note 13 in PPL's, LKE's, LG&E's and KU's 2014 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

PLR Contracts/Purchase of Accounts Receivable (PPL Electric)

PPL Electric holds competitive solicitations for PLR generation supply. PPL EnergyPlus was awarded a portion of the PLR generation supply through these competitive solicitations. The purchases from PPL EnergyPlus are included in PPL Electric's Statements of Income as "Energy purchases from affiliate" through May 31, 2015, the period through which PPL Electric and PPL EnergyPlus were affiliated entities. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from an unaffiliated third party.

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

PPL Electric's customers may choose an alternative supplier for their generation supply. See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from alternative suppliers, including Talen Energy Marketing. See Note 8 for additional information regarding the spinoff of PPL Energy Supply.

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services and LKS provide their respective PPL and LKE subsidiaries with administrative, management and support services.  In 2015, PPL EU Services was formed to provide the majority of financial, supply chain, human resources and facilities management services primarily to PPL Electric.  PPL Services will continue to provide certain corporate functions. For all service companies, the costs of these services are charged to the respective recipients as direct support costs.  General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs.  PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS expensed the following amounts for the periods ended September 30, and believe these amounts are reasonable, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months		Nine Months
	2015	2014	2015	2014

PPL Electric from PPL Services	$35	$34	$90	$113
LKE from PPL Services	4	3	12	11
PPL Electric from PPL EU Services	12		44
LG&E from LKS	36	36	107	103
KU from LKS	43	43	127	120

In addition to the charges for services noted above, LKS makes payments on behalf of LG&E and KU for fuel purchases and other costs for products or services provided by third parties. LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly-owned generating units and other miscellaneous charges. Tax settlements between LKE and LG&E and LKE and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. At September 30, 2015 and December 31, 2014, $62 million and $41 million were outstanding and were reflected in "Notes payable with affiliates" on the consolidated Balance Sheets. The interest rate on borrowings is equal to one-month LIBOR plus a spread. The interest rates on the outstanding borrowing at September 30, 2015 and December 31, 2014 were 1.70% and 1.65%. Interest on the revolving line of credit was not significant for the three and nine months ended September 30, 2015 and 2014.

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

12. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three and nine months ended September 30, 2015 and 2014 consisted primarily of gains on foreign currency exchange contracts to economically hedge the earnings translation risk of WPD's earnings denominated in British pound sterling. See Note 14 for additional information on these derivatives.

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and nine months ended September 30, 2015 and 2014, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2014 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value, excluding assets and liabilities of discontinued operations at December 31, 2014, were:

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$981	$981			$1,399	$1,399
Short-term investments					120	120
Restricted cash and cash equivalents (a)	36	36			31	31
Price risk management assets (b):
Interest rate swaps	1		$1
Foreign currency contracts	169		169		130		$130
Cross-currency swaps	61		61		29		28	$1
Total price risk management assets	231		231		159		158	1
Auction rate securities (c)	1			$1	2			2
Total assets	$1,249	$1,017	$231	$1	$1,711	$1,550	$158	$3

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$82		$82		$156		$156
Foreign currency contracts	7		7		2		2
Cross-currency swaps					3		3
Total price risk management liabilities	$89		$89		$161		$161

PPL Electric
Assets
Cash and cash equivalents	$26	$26			$214	$214
Restricted cash and cash equivalents (a)	2	2			3	3
Total assets	$28	$28			$217	$217

LKE
Assets
Cash and cash equivalents	$455	$455		$21	$21
Cash collateral posted to counterparties (d)	10	10		21	21
Total assets	$465	$465		$42	$42

Liabilities
Price risk management liabilities:
Interest rate swaps	$50		$50	$114		$114
Total price risk management liabilities	$50		$50	$114		$114

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
LG&E
Assets
Cash and cash equivalents	$180	$180			$10	$10
Cash collateral posted to counterparties (d)	10	10			21	21
Total assets	$190	$190			$31	$31

Liabilities
Price risk management liabilities:
Interest rate swaps	$50		$50		$81		$81
Total price risk management liabilities	$50		$50		$81		$81

KU
Assets
Cash and cash equivalents	$275	$275			$11	$11
Total assets	$275	$275			$11	$11

Liabilities
Price risk management liabilities:
Interest rate swaps					$33		$33
Total price risk management liabilities					$33		$33

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other current assets", "Other current liabilities", "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(c)	Included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets. Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

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

	September 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

PPL	$19,205	$21,184	$18,173	$20,466
PPL Electric	2,603	2,882	2,602	2,990

LKE	5,617	5,927	4,567	4,946
LG&E	1,903	1,978	1,353	1,455
KU	2,591	2,763	2,091	2,313

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

14. Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, VaR analyses and the coordination and reporting of the Enterprise Risk Management (ERM) program.

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

The following summarizes the market risks that affect PPL and its Subsidiary Registrants.

Interest rate risk

•	PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

•	PPL and its subsidiaries are exposed to interest rate risk associated with debt securities held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

Commodity price risk

•	PPL is exposed to commodity price risk through its domestic subsidiaries as described below. WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K.

•	PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk. PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements to serve its PLR customers. These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

•	LG&E's and KU's rates include certain mechanisms for fuel and fuel-related expenses. In addition, LG&E's rates include certain mechanisms for natural gas supply. These mechanisms generally provide for timely recovery of market price and volumetric fluctuations associated with these expenses.

Equity securities price risk

•	PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

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

PPL, LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at September 30, 2015 and December 31, 2014.

PPL, LKE and LG&E posted $10 million and $21 million of cash collateral under master netting arrangements at September 30, 2015 and December 31, 2014.

KU did not post any cash collateral under master netting arrangements at September 30, 2015 and December 31, 2014.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At September 30, 2015, outstanding interest rate swaps contracts range in maturity through 2026 for WPD and through 2016 for PPL's domestic interest rate swaps. These swaps held an aggregate notional value of $792 million, of which £320 million (approximately $492 million based on spot rates) was related to WPD.

At September 30, 2015, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $1.3 billion that range in maturity from 2016 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended September 30, 2015, PPL had an insignificant amount of hedge ineffectiveness associated with interest rate derivatives and no hedge ineffectiveness for the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, PPL had an insignificant amount of hedge ineffectiveness associated with interest rate derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is probable of not occurring.

As a result of the June 1, 2015 spinoff of PPL Energy Supply, all PPL cash flow hedges associated with PPL Energy Supply were ineffective and discontinued and therefore, reclassified into earnings during the second quarter of 2015 and reflected in discontinued operations for the nine months ended September 30, 2015. See Note 8 for additional information.

For PPL's remaining cash flow hedges, for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges. For the nine months ended September 30, 2014, PPL had an insignificant amount reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2015, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were insignificant. Amounts are reclassified as the hedged interest expense is recorded.

(LKE, LG&E and KU)

Periodically, LG&E and KU enter into forward-starting interest rate swaps with PPL that have terms identical to forward-starting swaps entered into by PPL with third parties. It is probable that realized gains and losses on all of these swaps will be recoverable through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and will be recognized in "Interest Expense" on the Statements of Income over the life of the underlying debt at the time the underlying hedged interest expense is recorded. In September 2015, first mortgage bonds totaling $1.05 billion were issued (LG&E issued $550 million and KU issued $500 million) and all outstanding forward-starting interest rate swaps were terminated. Net cash settlements of $88 million were paid on the swaps that were terminated (LG&E and KU each paid $44 million). The settlements are included in "Regulatory assets" (noncurrent) on the Balance Sheets and "Cash Flows from Operating Activities" on the Statements of Cash Flows.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2015, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. The contracts outstanding at September 30, 2015 had a notional amount of £134 million (approximately $221 million based on contracted rates). The settlement dates of these contracts range from November 2015 through June 2016.

At September 30, 2015, PPL had $18 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to $14 million at December 31, 2014.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At September 30, 2015, the total exposure hedged by PPL was approximately £1.7 billion (approximately $2.7 billion based on contracted rates). These contracts had termination dates ranging from October 2015 through December 2017.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized currently in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2015 and December 31, 2014.

See Notes 1 and 17 in each Registrant's 2014 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets, excluding derivative instruments of discontinued operations.

	September 30, 2015				December 31, 2014
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$1	$31		$5		$94		$5
Cross-currency swaps (b)	26					3
Foreign currency
contracts	19		$76	6	$12		$67
Total current	46	31	76	11	12	97	67	5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		1		45		14		43
Cross-currency swaps (b)	35				29
Foreign currency
contracts			74	1	5		46	2
Total noncurrent	35	1	74	46	34	14	46	45
Total derivatives	$81	$32	$150	$57	$46	$111	$113	$50

(a)	Included in "Other current assets", "Other current liabilities", "Other noncurrent assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2015.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(27)	$(29)	Interest expense	$(2)		$(9)
			Discontinued
			operations				$(77)
Cross-currency swaps	(3)	33	Interest expense	(1)		1
			Other income
			(expense) - net	(10)		22
Commodity contracts			Discontinued
			operations			13	7
Total	$(30)	$4		$(13)		$27	$(70)

Net Investment Hedges:
Foreign currency contracts	$7	$6

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$78	$64
Interest rate swaps	Interest expense	(2)	(6)
	Total	$76	$58

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(5)	$(2)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(42)	$(22)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI, or regulatory assets and regulatory liabilities for the periods ended September 30, 2014.

				Three Months		Nine Months
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	Three Months	Nine Months	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(5)	$(65)	Interest expense	$(5)		$(14)	$2
Cross-currency swaps	(2)	(18)	Interest expense			1
			Other income
			(expense) - net	12		(17)
Commodity contracts			Discontinued
			operations	8		30
Total	$(7)	$(83)		$15		$	$2

Net Investment Hedges:
Foreign currency contracts	$25	$7

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months

Foreign currency contracts	Other income (expense) - net	$134	$38
Interest rate swaps	Interest expense	(2)	(6)
	Total	$132	$32

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent		$(6)

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$(4)

	Regulatory liabilities - noncurrent	$6	$6

(LKE)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				$66

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended September 30, 2015.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(42)	$(22)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities for the periods ended September 30, 2014.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(4)	$(4)

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$6	$6

(LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended September 30, 2015.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(21)	$(11)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities for the periods ended September 30, 2014.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(2)

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$3	$3

(KU)

The following table presents the fair value and the location on the Balance Sheets of derivative instruments designated as cash flow hedges.

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps				$33

(a)	Represents the location on the Balance Sheets.

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended September 30, 2015.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(21)	$(11)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets and liabilities for the periods ended September 30, 2014.

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(2)	$(2)

Derivative Instruments	Location of Gain (Loss)	Three Months	Nine Months

Interest rate swaps	Regulatory liabilities - noncurrent	$3	$3

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2015		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$5		$5
Total current		5		5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		45		43
Total noncurrent		45		43
Total derivatives		$50		$48

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2015.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent	$(5)	$(2)

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2014.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months

Interest rate swaps	Interest expense	$(2)	$(6)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months

Interest rate swaps	Regulatory assets - noncurrent		$(6)

(PPL, LKE, LG&E and KU)

Offsetting Derivative Instruments

PPL, LKE, LG&E and KU or certain of their subsidiaries have master netting arrangements in place and also enter into agreements pursuant to which they purchase or sell certain energy and other products. Under the agreements, upon termination of the agreement as a result of a default or other termination event, the non-defaulting party typically would have a right to set off amounts owed under the agreement against any other obligations arising between the two parties (whether under the agreement or not), whether matured or contingent and irrespective of the currency, place of payment or place of booking of the obligation.

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net
September 30, 2015
Treasury Derivatives
PPL	$231	$33		$198	$89	$33	$10	$46
LKE					50		10	40
LG&E					50		10	40

December 31, 2014
Treasury Derivatives
PPL	$159	$65		$94	$161	$65	$21	$75
LKE					114		20	94
LG&E					81		20	61
KU					33			33

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

(PPL, LKE and LG&E)

At September 30, 2015, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability position with credit risk-related
contingent features	$32	$30	$30
Aggregate fair value of collateral posted on these derivative instruments	10	10	10
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	22	20	20

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill

(PPL)

The change in the carrying amount of goodwill for the nine months ended September 30, 2015 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU

Balance at December 31, 2014	$336	$285	$74	$211
Accretion	14	13	4	9
Changes in estimated cash flow or settlement date	221	221	83	138
Effect of foreign currency exchange rates	(1)
Obligations settled	(5)	(5)	(4)	(1)
Balance at September 30, 2015	$565	$514	$157	$357

Substantially all of the ARO balances are classified as noncurrent at September 30, 2015 and December 31, 2014.

In connection with the final CCR rule, LG&E and KU recorded increases to the existing AROs of $57 million ($36 million at LG&E and $21 million at KU) and $219 million ($81 million at LG&E and $138 million at KU) during the three and nine months ended September 30, 2015 due to revisions in the timing and amounts of future expected cash flows. An updated engineering study based on the final rule was performed in the third quarter providing further clarity on the projected CCR closure costs and resulted in a revision to the estimate recorded in June. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates of future cash flows are refined based on closure developments, groundwater monitoring results and regulatory or legal proceedings. PPL, LKE, LG&E and KU believe relevant costs relating to this rule are subject to rate recovery. See Note 10 for information on the final CCR rule.

LG&E's and KU's accretion and ARO-related depreciation expense are recorded as a regulatory asset, such that there is no net earnings impact.

17. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial	Transition
	translation	for-sale	Qualifying	investees'	service	gain	asset
	adjustments	securities	derivatives	AOCI	costs	(loss)	(obligation)	Total
PPL
June 30, 2015	$(435)		$2		$(3)	$(1,849)	$1	$(2,284)
Amounts arising during the period	52		(19)					33
Reclassifications from AOCI			10			35		45
Net OCI during the period	52		(9)			35		78
September 30, 2015	$(383)		$(7)		$(3)	$(1,814)	$1	$(2,206)

December 31, 2014	$(286)	$202	$20	$1	$3	$(2,215)	$1	$(2,274)
Amounts arising during the period	(97)	7	8		(6)	52		(36)
Reclassifications from AOCI		(2)	20	(1)		111		128
Net OCI during the period	(97)	5	28	(1)	(6)	163		92
Distribution of PPL Energy
Supply (Note 8)		(207)	(55)			238		(24)
September 30, 2015	$(383)	$	$(7)	$	$(3)	$(1,814)	$1	$(2,206)

June 30, 2014	$117	$190	$61	$1	$(4)	$(1,764)	$1	$(1,398)
Amounts arising during the period	(48)	(1)	(5)			(1)		(55)
Reclassifications from AOCI		(3)	(12)		1	29		15
Net OCI during the period	(48)	(4)	(17)		1	28		(40)
September 30, 2014	$69	$186	$44	$1	$(3)	$(1,736)	$1	$(1,438)

December 31, 2013	$(11)	$173	$94	$1	$(6)	$(1,817)	$1	$(1,565)
Amounts arising during the period	80	18	(52)			(3)		43
Reclassifications from AOCI		(5)	2		3	84		84
Net OCI during the period	80	13	(50)		3	81		127
September 30, 2014	$69	$186	$44	$1	$(3)	$(1,736)	$1	$(1,438)

LKE
June 30, 2015				$(1)	$(7)	$(44)		$(52)
Reclassifications from AOCI						1		1
Net OCI during the period						1		1
September 30, 2015				$(1)	$(7)	$(43)		$(51)

December 31, 2014					$(8)	$(37)		$(45)
Amounts arising during the period						(8)		(8)
Reclassifications from AOCI				$(1)	1	2		2
Net OCI during the period				(1)	1	(6)		(6)
September 30, 2015				$(1)	$(7)	$(43)		$(51)

June 30, 2014					$(2)	$12		$10
Net OCI during the period
September 30, 2014					$(2)	$12		$10

December 31, 2013				$1	$(2)	$14		$13
Amounts arising during the period						(2)		(2)
Reclassifications from AOCI				(1)				(1)
Net OCI during the period				(1)		(2)		(3)
September 30, 2014				$	$(2)	$12		$10

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

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2015	2014	2015	2014	Statements of Income

Available-for-sale securities		$7	$4	$11	Other Income (Expense) - net
Total Pre-tax		7	4	11
Income Taxes		(4)	(2)	(6)
Total After-tax		3	2	5

Qualifying derivatives
Interest rate swaps	$(2)	(5)	(9)	(12)	Interest Expense
			(77)		Discontinued operations
Cross-currency swaps	(10)	12	22	(17)	Other Income (Expense) - net
	(1)		1	1	Interest Expense
Energy commodities		8	20	30	Discontinued operations
Total Pre-tax	(13)	15	(43)	2
Income Taxes	3	(3)	23	(4)
Total After-tax	(10)	12	(20)	(2)

Equity investees' AOCI			2		Other Income (Expense) - net
Total Pre-tax			2
Income Taxes			(1)
Total After-tax			1

Defined benefit plans
Prior service costs		(2)		(6)
Net actuarial loss	(45)	(38)	(146)	(110)
Total Pre-tax	(45)	(40)	(146)	(116)
Income Taxes	10	10	35	29
Total After-tax	(35)	(30)	(111)	(87)

Total reclassifications during the period	$(45)	$(15)	$(128)	$(84)

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

For public business entities, this guidance can be applied using either a full retrospective or modified retrospective transition method, beginning in annual reporting periods after December 15, 2017 and interim periods within those years. Public business entities may early adopt this guidance in annual reporting periods beginning after December 15, 2016. The Registrants expect to adopt this guidance effective January 1, 2018.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued accounting guidance to simplify the presentation of debt issuance costs by requiring that they be presented on the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of debt discounts. For debt issuance costs associated with line of credit arrangements, the guidance was subsequently updated to reflect a speech by the SEC which noted that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the debt issuance costs ratably over the term of the line of credit arrangement.

For public business entities, this guidance should be applied retrospectively for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted.

The Registrants are assessing in which period they will adopt this guidance. The adoption of this guidance will require the Registrants to reclassify debt issuance costs from assets to long-term debt, and is not expected to have a significant impact on the Registrants.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•	"Results of Operations" for PPL provides a detailed analysis of earnings by segment, and for PPL Electric, LKE, LG&E and KU, includes a summary of earnings. For all Registrants, "Margins" provides explanations of non-GAAP financial measures and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2015 with the same periods in 2014.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

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

Business Strategy

(All Registrants)

The strategy for the regulated businesses of WPD, PPL Electric, LG&E and KU is to provide efficient, reliable and safe operations and strong customer service, maintain constructive regulatory relationships and achieve timely recovery of costs. These regulated businesses are expected to achieve stable, long-term growth in rate base and RAV, as applicable, as significant capital expenditures are planned to maintain existing assets and to improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities. This rate base growth in the domestic utilities is expected to result in stable earnings growth for the foreseeable future. However, we are not expecting significant earnings growth from the U.K. Regulated segment as WPD is transitioning to the RIIO-ED1 price control period, which began on April 1, 2015. U.K. revenues are expected to significantly decline from 2014 to 2015 resulting from revenue profiling in the prior price control period (DPCR5) and a lower return on regulatory equity, partially offset by the fast-track bonus. In addition, starting in 2017, the amount of incentive revenues WPD is able to earn is expected to decline as a result of tighter reliability and customer service targets set by Ofgem under RIIO-ED1. Despite these factors negatively impacting revenues in the U.K., management is focused on maintaining relatively flat earnings per share for the U.K. Regulated segment from 2015 to 2018.

In addition, for the U.K. regulated businesses, effective April 1, 2015 under the RIIO-ED1 price control period, 80% of network related expenditures are added to the RAV and, together with adjustments for inflation as measured by Retail Price Index (RPI) and a return on RAV, recovered through allowed revenue with the remaining 20% of expenditures being recovered in the current regulatory year. RAV is intended to represent expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses). The RAV balance at March 31, 2015 will continue to be recovered over 20 years and additions after April 1, 2023 will be recovered over 45 years. A transitional arrangement will gradually increase the applicable recoverable life during the current RIIO-ED1 eight-year price control period, resulting in an expected average useful life of 35 years for RAV additions in that period. See "Financial and Operational Developments - Other Financial and Operational Developments - RIIO-ED1" below for additional information.

For the U. S. regulated businesses, recovery of capital project costs is achieved through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms, and other regulatory agency-approved recovery mechanisms. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on certain construction work-in-progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, SMR and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, prudently incurred costs.

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain investment grade credit ratings and adequate liquidity positions. In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility, as applicable, related to changes in interest rates, foreign currency exchange rates and counterparty credit quality. To manage these risks, PPL generally uses contracts such as forwards, options, and swaps.

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

Following the spinoff, PPL's focus is on its regulated utility businesses in the U.K., Kentucky and Pennsylvania, serving more than 10 million customers. PPL intends to maintain a strong balance sheet and manage its finances consistent with maintaining investment grade credit ratings and providing a competitive total shareowner return, including an attractive dividend. Following the spinoff transaction, PPL expects to reduce annual ongoing corporate support costs resulting from the 2014 corporate restructuring efforts as well as ongoing cost efficiency initiatives.

See "Financial and Operational Developments - Other Financial and Operational Developments - Costs of Spinoff" and "Loss on Spinoff" below for additional information.

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segments for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2015	2014	$ Change	2015	2014	$ Change

U.K. Regulated	$249	$295	$(46)	$814	$688	$126
Kentucky Regulated	111	82	29	267	247	20
Pennsylvania Regulated	55	57	(2)	191	194	(3)
Corporate and Other (a)	(19)	(24)	5	(74)	(100)	26
Income from Continuing Operations
After Income Taxes	396	410	(14)	1,198	1,029	169
Discontinued Operations (b)	(3)	87	(90)	(915)	13	(928)
Net Income (Loss)	$393	$497	$(104)	$283	$1,042	$(759)

Income from Continuing Operations
After Income Taxes
EPS - basic	$0.59	$0.61	$(0.02)	$1.78	$1.58	$0.20
EPS - diluted (c)	$0.59	$0.61	$(0.02)	$1.78	$1.55	$0.23
Net Income (Loss)
EPS - basic	$0.58	$0.74	$(0.16)	$0.42	$1.60	$(1.18)
EPS - diluted (c)	$0.58	$0.74	$(0.16)	$0.42	$1.57	$(1.15)

(a)	Primarily includes unallocated corporate-level financing and other costs. Also includes certain costs related to the spinoff of PPL Energy Supply. See the following table of special items for additional information.
(b)	As a result of the spinoff of PPL Energy Supply, substantially representing PPL's former Supply segment, the earnings of the Supply segment are included in Discontinued Operations. The nine months ended September 30, 2015 includes an $879 million charge reflecting the difference between PPL's recorded value for the Supply segment and its estimated fair value as of the spinoff date, determined in accordance with applicable accounting rules under GAAP. See Note 8 to the Financial Statements for additional information.
(c)	See Note 4 to the Financial Statements for information on the Equity Units' impact on the calculation of diluted EPS.

The following after-tax gains (losses), in total, which management considers special items, impacted PPL's results for the periods ended September 30. See PPL's "Results of Operations - Segment Earnings" for details of each segment's special items.

	Three Months			Nine Months
	2015	2014	$ Change	2015	2014	$ Change

U.K. Regulated	$54	$111	$(57)	$40	$20	$20
Kentucky Regulated	(1)	(1)		(13)		(13)
Pennsylvania Regulated		2	(2)		(2)	2
Corporate and Other (a)	(3)	(18)	15	(23)	(70)	47
Discontinued Operations (b)	(4)	87	(91)	(916)	13	(929)
Total PPL	$46	$181	$(135)	$(912)	$(39)	$(873)

(a)	The three and nine months ended September 30, 2015 primarily include transition-related costs associated with the spinoff of PPL Energy Supply. The three months ended September 30, 2014 primarily includes $11 million of separation benefits and transition-related costs associated with the spinoff of PPL Energy Supply. The nine months ended September 30, 2014 includes $49 million of deferred income tax expense to adjust valuation allowances that were previously supported by the future earnings of PPL Energy Supply, $11 million of separation benefits and transition-related costs associated with the spinoff of PPL Energy Supply. See Note 8 for additional information on the spinoff.
(b)	As a result of the spinoff of PPL Energy Supply, substantially representing PPL's former Supply segment, the earnings of the Supply segment are included in Discontinued Operations and considered to be a special item. The nine months ended September 30, 2015 includes an $879 million charge reflecting the difference between PPL's recorded value for the Supply segment and its estimated fair value as of the spinoff date, determined in accordance with applicable accounting rules under GAAP. See Note 8 to the Financial Statements for additional information.

2015 Outlook

(PPL)

Excluding special items, higher earnings are expected in 2015 compared with 2014, after adjusting 2014 to reflect the impact of dissynergies in the Corporate and Other category related to the spinoff of PPL Energy Supply. This increase is primarily attributable to increases in the U.K. Regulated and Kentucky Regulated segments and lower Corporate and Other charges.

The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Excluding special items, higher earnings are projected in 2015 compared with 2014, primarily driven by lower income taxes and lower depreciation expense, partially offset by lower utility revenue from a price decrease due to the commencement of RIIO-ED1 effective April 1, 2015. The remaining 2015 foreign currency earnings exposure for this segment is fully hedged at an average rate of $1.54 per British pound sterling.

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

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, lower earnings are projected in 2015 compared with 2014, primarily driven by higher operation and maintenance expense and higher depreciation expense, partially offset by higher transmission and distribution margins.

(PPL's Corporate and Other Category)

Excluding special items, lower costs are projected in 2015 compared with 2014, after adjusting 2014 to reflect the impact of dissynergies in the Corporate and Other category related to the spinoff of PPL Energy Supply, primarily driven by cost reductions resulting from corporate restructuring efforts and lower income taxes.

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

Other Financial and Operational Developments

Regulatory Requirements

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, ELGs, MATS and the Clean Power Plan. See "Financial Condition - Environmental Matters" below for additional information on the CCRs requirements and Note 10 to the Financial Statements for a discussion of the other significant environmental matters. These and other stringent environmental requirements have led PPL, LKE, LG&E and KU to retire approximately 800 megawatts of their coal-fired generating plants in Kentucky. In September 2015, KU retired two coal-fired units, with a combined summer capacity rating of 161 MW, at the Green River plant. LG&E retired a 240 MW coal-fired unit in March 2015 and two additional coal-fired units, with a combined summer capacity rating of 323 MW, in June 2015 at the Cane Run plant. The retirement of these units is not expected to have a material impact on the financial condition or results of operations of PPL, LKE, LG&E and KU.

Also as a result of the environmental requirements discussed above, LKE projects $2.2 billion ($1.1 billion each at LG&E and KU) in environmental capital investment over the next five years.

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL)

Spinoff of PPL Energy Supply

In June 2014, PPL and PPL Energy Supply executed definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and immediately combine it with Riverstone's competitive power generation businesses to form a new, stand-alone, publicly traded company named Talen Energy. In June 2015, the spinoff was completed. See Note 8 to the Financial Statements for additional information relating to the transaction.

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

Using these methodologies and weightings, PPL determined the estimated fair value of the Supply segment (classified as Level 3) was below its carrying value of $4.1 billion and recorded a loss on the spinoff of $879 million in the second quarter of 2015, which is reflected in discontinued operations and is nondeductible for tax purposes. This amount served to reduce the basis of the net assets accounted for as a dividend at the June 1, 2015 spinoff date.

Costs of Spinoff

Following the announcement of the transaction to form Talen Energy as discussed in "Business Strategy" above, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff.  Organizational plans were substantially completed in 2014. The new organizational plans identified the need to resize and restructure the organizations and as a result, in 2014, estimated charges for employee separation benefits were recorded. See Note 8 in the 2014 Form 10-K for additional information. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.  Most separations and payment of separation benefits are expected to be completed by the end of 2015. At September 30, 2015 and December 31, 2014, the recorded liabilities related to the separation benefits were $11 million and $21 million, which are included in "Other current liabilities" on the Balance Sheets.

Additional employee-related costs incurred primarily include accelerated stock-based compensation and prorated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date which are reflected in discontinued operations.

PPL recorded $44 million of third-party costs related to this transaction during the nine months ended September 30, 2015. Of these costs, $31 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $13 million of consulting and other costs were incurred during the nine months ended September 30, 2015 related to the formation of the Talen Energy organization and to reconfigure the remaining PPL service functions. These costs are primarily recorded in "Other operation and maintenance" on the Statement of Income. No significant additional third-party costs are expected to be incurred. PPL recorded $5 million and $21 million of third-party costs related to this transaction during the three and nine months ended September 30, 2014.

At the close of the transaction, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into earnings and reflected in discontinued operations.

As a result of the spinoff announcement in June 2014, PPL recorded $3 million and $49 million of deferred income tax expense during the three and nine months ended September 30, 2014, to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.

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

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs. In February 2014, Ofgem published formal confirmation that WPD's Business Plans submitted by its four DNOs under RIIO-ED1 were accepted as submitted, or "fast-tracked." Fast tracking affords several benefits to the WPD DNOs, including the ability to collect additional revenue equivalent to 2.5% of total annual expenditures during the eight-year price control period, or approximately $43 million annually, greater revenue certainty and a higher level of cost savings retention. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2014 Form 10-K for additional information on RIIO-ED1.

Depreciation

Effective January 1, 2015, after completing a review of the useful lives of its distribution network assets, WPD extended the weighted average useful lives of these assets to 69 years from 55 years. For the three and nine months ended September 30, 2015, this change in useful lives resulted in lower depreciation of $22 million ($17 million after-tax or $0.03 per share) and $64 million ($50 million after-tax or $0.08 per share). It is expected to result in an annual reduction in depreciation of approximately $84 million ($66 million after-tax or $0.10 per share) in 2015.

IRS Audits for 1998 - 2011

In February 2015, PPL and the IRS Appeals division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. In April 2015, PPL was notified that the Joint Committee on Taxation approved PPL's settlement. For the nine months ended September 30, 2015, PPL recorded a tax benefit of $24 million. Of this amount, $12 million is reflected in continuing operations.

(PPL and PPL Electric)

Rate Case Proceedings

On March 31, 2015, PPL Electric filed a request with the PUC for an increase in its annual distribution revenue requirement of approximately $167.5 million.  The application was based on a fully projected future test year of January 1, 2016 through December 31, 2016. On September 3, 2015, PPL Electric filed with the PUC Administrative Law Judge a petition for approval of a settlement agreement under which PPL Electric would be permitted to increase its annual distribution rates by $124 million, effective January 1, 2016. On October 5, 2015, the Administrative Law Judge issued a recommended decision approving the settlement agreement. The PUC is expected to issue its final order in December 2015.

Concurrently, PPL Electric filed a petition requesting a waiver of the DSIC cap of 5% of billed revenues and approval to increase the maximum allowable DSIC from 5% to 7.5% for service rendered after January 1, 2016. PPL Electric filed the petition concurrently with its 2015 rate case and the Administrative Law Judge granted PPL Electric's request to consolidate these two proceedings. Under the terms of the settlement agreement discussed above, PPL Electric agreed to withdraw its DSIC waiver petition without prejudice to filing it at a later date.

(PPL, LKE and KU)

FERC Wholesale Formula Rates

In September 2013, KU filed an application with the FERC to adjust the formula rate under which KU provides wholesale requirements power sales to 12 municipal customers.  Among other changes, the application requests an amended formula whereby KU would charge cost-based rates with a subsequent true-up to actual costs, replacing the current formula which does not include a true-up.  KU's application proposed an authorized return on equity of 10.7%.  Certain elements, including the new formula rate, became effective April 23, 2014, subject to refund.  In April 2014, nine municipalities submitted notices of termination, under the original notice period provisions, to cease taking power under the wholesale requirements contracts.  Such terminations are to be effective in 2019, except in the case of one municipality with a 2017 effective date.  In addition, a tenth municipality has become a transmission-only customer as of June 2015.  In July 2014, KU agreed on settlement terms with the two municipal customers that did not provide termination notices and filed the settlement proposal with the FERC for its approval.  In August 2014, the FERC issued an order on the interim settlement agreement allowing the proposed rates to become effective pending a final order.  If approved, the settlement agreement will resolve the rate case with respect to these two municipalities, including approval of the formula rate with a true-up provision and authorizing a return on equity of 10% or the return on equity awarded to other parties in this case, whichever is lower.  In August 2015, KU filed a partial settlement agreement with the nine terminating municipalities, which, if approved by FERC, would resolve all but one open matter with one municipality, including providing for certain refunds, approving the formula rate with a true-up provision, and authorizing a 10.25% return on equity.  A single remaining unresolved issue with one terminating municipality is in FERC litigation proceedings.  KU cannot predict the ultimate outcome of these FERC proceedings regarding its wholesale power agreements with the municipalities, but does not currently anticipate significant remaining refunds beyond amounts already recorded.

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

On June 30, 2015, the KPSC approved a rate case settlement agreement providing for increases in the annual revenue requirements associated with KU base electricity rates of $125 million and LG&E base gas rates of $7 million.  The annual revenue requirement associated with base electricity rates at LG&E was not changed.  Although the settlement did not establish a specific return on equity with respect to the base rates, an authorized 10% return on equity will be utilized in the ECR and GLT mechanisms.  The settlement agreement provides for deferred recovery of costs associated with Green River Units 3 and 4 through their retirement.  The new regulatory asset will be amortized over three years. The settlement also provides regulatory asset treatment for the difference between pension expense calculated in accordance with LG&E and KU's pension accounting policy and pension expense using a 15 year amortization period for actuarial gains and losses. The new rates and all elements of the settlement became effective July 1, 2015.

(LKE and KU)

On June 30, 2015, KU filed an application with the VSCC to increase annual Virginia base electricity revenue by approximately $7.2 million, representing an increase of 10.1%. KU's application is based on an authorized 10.5% return on equity. Public meetings were held during September 2015 and a hearing in the matter may be held during 2015. Subject to regulatory review and approval, new rates would become effective April 1, 2016.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment. The "Margins" discussion provides explanations of non-GAAP financial measures (Kentucky Gross Margins and Pennsylvania Gross Delivery Margins) and a reconciliation of non-GAAP financial measures to "Operating Income." The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2015 with the same periods in 2014. "Segment Earnings, Margins and Statement of Income Analysis" is presented separately for PPL.

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

(Subsidiary Registrants)

The discussion for each of PPL Electric, LKE, LG&E and KU provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and nine months ended September 30, 2015 with the same periods in 2014. "Earnings, Margins and Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Segment Earnings, Margins and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from British pound sterling into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs. The U.K. Regulated segment represents 68% of PPL's Income from Continuing Operations After Income Taxes for the nine months ended September 30, 2015 and 42% of PPL's assets at September 30, 2015.

Net Income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2015	2014	$ Change	2015	2014	$ Change

Operating revenues	$552	$644	$(92)	$1,836	$1,964	$(128)
Other operation and maintenance	118	118		332	358	(26)
Depreciation	63	86	(23)	181	256	(75)
Taxes, other than income	38	41	(3)	111	119	(8)
Total operating expenses	219	245	(26)	624	733	(109)
Other Income (Expense) - net	77	136	(59)	65	40	25
Interest Expense	109	115	(6)	312	352	(40)
Income Taxes	52	125	(73)	151	231	(80)
Net Income	$249	$295	$(46)	$814	$688	$126

The changes in the results of the U.K. Regulated segment between these periods were due to the factors set forth below, which reflect certain items that management considers special and the effects of movements in foreign currency exchange, including the effects of foreign currency hedge contracts, on separate lines within the table and not in their respective Statement of Income line items. See below for additional detail of the special items.

	Three Months	Nine Months

U.K.
Utility revenues	$(46)	$(33)
Other operation and maintenance	(12)	(5)
Depreciation	17	59
Interest expense	(2)	4
Other	1
Income taxes	13	13
U.S.
Interest expense and other	1	13
Income taxes	35	54
Foreign currency exchange, after-tax	4	1
Special items, after-tax	(57)	20
Total	$(46)	$126

U.K.

•	Lower utility revenues for the three month period primarily due to $69 million from the April 1, 2015 price decrease primarily resulting from the commencement of RIIO-ED1, partially offset by $6 million of higher volume primarily due to weather and $14 million from reduced revenues in 2014 primarily due to a required £5 per residential customer reduction for the regulatory year that began April 1, 2014. This reduction will be included in revenue in the regulatory year beginning April 1, 2016.
•	Lower utility revenues for the nine month period primarily due to $100 million from the April 1, 2015 price decrease primarily resulting from the commencement of RIIO-ED1, partially offset by $46 million from the April 1, 2014 price increase and $7 million of higher volume primarily due to weather.
•	Lower depreciation expense for the three and nine month periods primarily due to a $22 million and $64 million impact of an extension of the network asset lives. See Note 2 to the Financial Statements for additional information.

•	Lower income taxes for the three month period primarily due to lower pre-tax income.

U.S.

•	Lower income taxes for the three and nine month periods primarily due to decreases in taxable dividends.

The following after-tax gains (losses), which management considers special items, also impacted the U.K. Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2015	2014	2015	2014

	Other Income
Foreign currency-related economic hedges, net of tax of ($29), ($60), ($10), ($39) (a)	(Expense)-net	$54	$111	$20	$72
	Other operation
WPD Midlands acquisition-related adjustment, net of tax of $0, $0, ($1), $0	and maintenance			2
Change in WPD line loss accrual, net of tax of $0, $0, $0, $13(b)	Operating Revenues				(52)
Settlement of certain income tax positions (c)	Income Taxes			18
Total		$54	$111	$40	$20

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP denominated earnings.
(b)	In March 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. As a result, WPD increased its existing liability by $65 million, pre-tax, for over-recovery of line losses. See Note 6 to the Financial Statements for additional information.
(c)	Relates to the April 2015 settlement of open audits for the years 1998-2011. See Note 5 to the Financial Statements for additional information.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 22% of PPL's Income from Continuing Operations After Income Taxes for the nine months ended September 30, 2015 and 36% of PPL's assets at September 30, 2015.

Net Income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2015	2014	$ Change	2015	2014	$ Change

Operating revenues	$801	$753	$48	$2,414	$2,409	$5
Fuel	228	240	(12)	695	748	(53)
Energy purchases	23	24	(1)	143	184	(41)
Other operation and maintenance	202	197	5	625	609	16
Depreciation	97	89	8	286	262	24
Taxes, other than income	14	13	1	43	39	4
Total operating expenses	564	563	1	1,792	1,842	(50)
Other Income (Expense) - net	(2)	(2)		(8)	(6)	(2)
Interest Expense	56	56		167	164	3
Income Taxes	68	50	18	180	150	30
Net Income	$111	$82	$29	$267	$247	$20

The changes in the results of the Kentucky Regulated segment between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items. See below for additional detail of the special items.

	Three Months	Nine Months

Kentucky Gross Margins	$50	$75
Other operation and maintenance	(4)	(14)
Depreciation	1	(4)
Taxes, other than income		(2)
Other income (expense) - net		3
Interest expense		(3)
Income taxes	(18)	(22)
Special items		(13)
Total	$29	$20

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Kentucky Gross Margins.

•	Higher other operation and maintenance for the nine month period primarily due to $11 million of higher pension expense attributed to the change in mortality tables and lower discount rate in 2015 and $11 million of higher costs directly related to the Cane Run units' retirements consisting of an inventory write-down and separation benefits, partially offset by $7 million of lower storm expenses and $4 million of lower bad debt expense.

•	Higher income taxes for the three and nine month periods primarily due to higher pre-tax income.

The following after-tax gains (losses), which management considers special items, also impacted the Kentucky Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2015	2014	2015	2014

EEI adjustments, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense)-net		$(1)
LKE acquisition-related adjustment (b)	Other Income (Expense)-net	$(1)		$(5)
Certain valuation allowances (c)	Income Taxes			(8)
Total		$(1)	$(1)	$(13)

(a)	Recorded by KU.
(b)	Recorded at PPL and allocated to the Kentucky Regulated segment. The amount represents a settlement between E.ON AG (a German corporation and the indirect parent of E.ON US Investments Corp., the former parent of LKE) and PPL for a tax matter.
(c)	Recorded at LKE and represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. The Pennsylvania Regulated segment represents 16% of PPL's Income from Continuing Operations After Income Taxes for the nine months ended September 30, 2015 and 21% of PPL's assets at September 30, 2015.

Net Income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2015	2014	$ Change	2015	2014	$ Change

Operating revenues	$519	$477	$42	$1,625	$1,518	$107
Energy purchases
External	154	128	26	519	431	88
Intersegment		20	(20)	14	68	(54)
Other operation and maintenance	162	133	29	435	402	33
Depreciation	55	47	8	158	137	21
Taxes, other than income	27	25	2	87	80	7
Total operating expenses	398	353	45	1,213	1,118	95
Other Income (Expense) - net	1	3	(2)	5	6	(1)
Interest Expense	32	33	(1)	96	91	5
Income Taxes	35	37	(2)	130	121	9
Net Income	$55	$57	$(2)	$191	$194	$(3)

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins and a certain item that management considers special on separate lines and not in their respective Statement of Income line items. See below for additional detail of the special items.

	Three Months	Nine Months

Pennsylvania Gross Delivery Margins	$30	$56
Other operation and maintenance	(19)	(25)
Depreciation	(8)	(21)
Interest expense	1	(5)
Taxes other than income	(2)	(1)
Other income (expense) - net	(3)	(1)
Income taxes	1	(8)
Special item, after-tax	(2)	2
Total	$(2)	$(3)

•	See "Margins - Changes in Non-GAAP Financial Measures" for an explanation of Pennsylvania Gross Delivery Margins.

•	Higher other operation and maintenance expense for the three month period primarily due to $10 million of higher corporate service costs and $5 million of higher bad debt expenses.

•	Higher other operation and maintenance expense for the nine month period primarily due to $19 million of higher corporate service costs and $7 million of higher bad debt expenses, partially offset by $7 million of lower storm costs.

•	Higher depreciation expense for the three and nine month periods primarily due to PP&E additions, net, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

The following after-tax (loss), which management considers a special item, also impacted the Pennsylvania Regulated segment's results during the periods ended September 30.

	Income Statement	Three Months		Nine Months
	Line Item	2015	2014	2015	2014

	Other operation
Separation benefits, net of tax of $0, ($1), $0, $1 (a)	and maintenance		$2		$(2)

(a)	In June 2014, PPL Electric's largest IBEW local ratified a new three-year labor agreement. In connection with the new agreement, bargaining unit one-time voluntary retirement benefits were recorded in the second quarter of 2014 and adjusted in the third quarter of 2014.

Margins

Non-GAAP Financial Measures

Management utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•	"Kentucky Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, LKE, LG&E and KU, as well as the Kentucky Regulated segment's, LKE's and LG&E's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded as "Other operation and maintenance" on the Statements of Income) are deducted from revenues. In addition, certain other expenses, recorded as "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

•	"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the electricity delivery operations of the Pennsylvania Regulated segment and PPL Electric, which includes transmission and distribution activities. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," which is primarily Act 129 costs, and "Taxes, other than income," which is primarily gross receipts tax. This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "Energy purchases from affiliate" in the reconciliation tables. As a result of the spinoff of PPL Energy Supply and creation of Talen Energy on June 1, 2015, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are reflected in "Energy Purchases" in the reconciliation tables. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

	2015 Three Months					2014 Three Months

	Kentucky	PA Gross				Kentucky	PA Gross
	Gross	Delivery			Operating	Gross	Delivery			Operating
	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Other (a)		Income (b)

Operating Revenues	$801	$519	$558	(c)	$1,878	$753	$477	$649	(c)	$1,879

Operating Expenses
Fuel	228				228	240				240
Energy purchases	23	154			177	24	128	21		173
Energy purchases from affiliate							20	(20)
Other operation and
maintenance	28	31	423		482	27	25	415		467
Depreciation	11		215		226	2		231		233
Taxes, other than income	1	25	53		79		25	53		78
Total Operating Expenses	291	210	691		1,192	293	198	700		1,191
Total	$510	$309	$(133)		$686	$460	$279	$(51)		$688

	2015 Nine Months					2014 Nine Months

	Kentucky	PA Gross				Kentucky	PA Gross
	Gross	Delivery			Operating	Gross	Delivery			Operating
	Margins	Margins	Other (a)		Income (b)	Margins	Margins	Other (a)		Income (b)

Operating Revenues	$2,414	$1,625	$1,850	(c)	$5,889	$2,409	$1,518	$1,979	(c)	$5,906

Operating Expenses
Fuel	695				695	748				748
Energy purchases	143	519	14		676	184	431	68		683
Energy purchases from affiliate		14	(14)				68	(68)
Other operation and
maintenance	77	84	1,244		1,405	75	74	1,233		1,382
Depreciation	26		632		658	6		682		688
Taxes, other than income	3	81	157		241	1	74	163		238
Total Operating Expenses	944	698	2,033		3,675	1,014	647	2,078		3,739
Total	$1,470	$927	$(183)		$2,214	$1,395	$871	$(99)		$2,167

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Primarily represents WPD's operating revenue.

Changes in Non-GAAP Financial Measures

The following table shows the non-GAAP financial measures by PPL's reportable segment and by component, as applicable, for the periods ended September 30 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months			Nine Months
	2015	2014	$ Change	2015	2014	$ Change
Kentucky Regulated
Kentucky Gross Margins
LG&E	$225	$212	$13	$661	$633	$28
KU	285	248	37	809	762	47
LKE	$510	$460	$50	$1,470	$1,395	$75

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$207	$194	$13	$642	$631	$11
Transmission	102	85	17	285	240	45
Total	$309	$279	$30	$927	$871	$56

Kentucky Gross Margins

Kentucky Gross Margins increased for the three months ended September 30, 2015 compared with 2014 primarily due to higher base rates of $28 million ($27 million at KU and $1 million at LG&E) and returns on additional environmental capital investments of $14 million ($10 million at LG&E and $4 million at KU). The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2015.

Kentucky Gross Margins increased for the nine months ended September 30, 2015 compared with 2014 primarily due to returns on additional environmental capital investments of $44 million ($29 million at LG&E and $15 million at KU) and higher base rates of $28 million ($27 million at KU and $1 million at LG&E). The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2015.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased for the three months ended September 30, 2015 compared with 2014, primarily due to returns on additional distribution improvement capital investments of $5 million and a $4 million impact of favorable weather.

Distribution margins increased for the nine months ended September 30, 2015 compared with 2014, due to returns on additional distribution improvement capital investments of $13 million and an $11 million impact of favorable weather, partially offset by a $12 million benefit recorded in the first quarter of 2014 as a result of a change in estimate of a regulatory liability.

Transmission

Transmission margins increased for the three and nine month periods ended September 30, 2015 compared with 2014 primarily due to increased capital investments.

Statement of Income Analysis --

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric (a)	$44	$109
LKE (b)	48	5
Other	(1)	(3)
Total Domestic	91	111

U.K.:
Price (c)	(54)	(45)
Foreign currency exchange rates (d)	(48)	(158)
Volume	6	7
Line loss accrual adjustments (e)		65
Other	4	3
Total U.K.	(92)	(128)
Total	$(1)	$(17)

(a)	See "Pennsylvania Gross Delivery Margins" for further information.
(b)	See "Kentucky Gross Margins" for further information.
(c)	The decrease for the three month period was primarily due to a price decrease effective April 1, 2015 resulting from the commencement of RIIO-ED1. The decrease for the nine month period was due to a price decrease effective April 1, 2015, partially offset by a price increase effective April 1, 2014.
(d)	The offsetting impacts from foreign currency hedging instruments are recorded in "Other Income (Expense)-net."
(e)	The increase for the nine month period was due to unfavorable accrual adjustments in 2014 based on Ofgem's final decision on the DPCR4 line loss incentives and penalties. See Note 6 to the Financial Statements for additional information.

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Fuel	$(12)	$(53)
Energy purchases	4	(7)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months
Domestic:
Cane Run retired units		$11
Pension	$2	11
Bad Debts	6	10
Act 129	5	8
Other	(1)	7
U.K.:
Network maintenance		(15)
Foreign currency exchange rates (a)	(9)	(26)
National Grid exit charges	6	10
Pension	(3)	(10)
Engineering management	3	12
Other	6	5
Total	$15	$23

(a)	The offsetting impacts from foreign currency hedging instruments are recorded in "Other Income (Expense)- net."

Depreciation

Depreciation decreased by $7 million and $30 million for the three and nine months ended September 30, 2015 compared with 2014, primarily due to a $22 million and $64 million reduction from an extension of the WPD network asset lives partially offset by additions to PP&E, net primarily at the domestic utilities. See Note 2 to the Financial Statements for additional information on the extension of WPD network asset lives.

Other Income (Expense) - net

Other income (expense) - net decreased by $61 million and increased by $28 million for the three and nine months ended September 30, 2015 compared with 2014, primarily due to changes in realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months

Long-term debt interest expense (a)	$10	$38
Loss on extinguishment of debt (b)		(9)
Capitalized interest and debt component of AFUDC	6	4
Foreign currency exchange rates (c)	(8)	(25)
Total	$8	$8

(a)	Both periods in 2015 include interest expense related to certain PPL Energy Funding debt that was previously associated with PPL's Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes)" in 2014.
(b)	In March 2014, PPL Capital Funding remarketed and exchanged junior subordinated notes that were originally issued in April 2011 as a component of PPL's 2011 Equity Units.
(c)	The offsetting impacts from foreign currency hedging instruments are recorded in "Other Income (Expense) - net."

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months

Change in pre-tax income at current period tax rates	$(14)	$32
Valuation allowance adjustments (a)	(3)	(41)
Federal and state tax reserve adjustments (b)	(9)	(21)
U.S. income tax on foreign earnings net of foreign tax credit (c)	(26)	(48)
Foreign tax return adjustments		(4)
Intercompany interest on U.K. financing entities	(4)	(11)
Reduction in U.K. income tax rates	(2)	(8)
Other	1	(1)
Total	$(57)	$(102)

(a)	As a result of the spinoff announcement, PPL recorded deferred income tax expense of $3 million and $49 million during the three and nine months ended September 30, 2014 to adjust valuation allowances on deferred tax assets primarily for state net operating loss carryforwards that were previously supported by the future earnings of PPL Energy Supply.
(b)	During the three and nine months ended September 30, 2015, PPL recorded a $9 million tax benefit related to a planned amendment of a prior period tax return.

During the nine months ended September 30, 2015, PPL recorded a $12 million tax benefit to adjust the settled refund amount approved by the Joint Committee on Taxation for the open audit years 1998-2011.
(c)	During the three and nine months ended September 30, 2015, PPL recorded lower income tax expense due to a decrease in taxable dividends.

See Note 5 to the Financial Statements for additional information.

Income (Loss) from Discontinued Operations (net of income taxes)

Income (Loss) from Discontinued Operations (net of income taxes) includes the results of operations of PPL Energy Supply, which was spun off from PPL on June 1, 2015 and substantially represents PPL's former Supply segment. See "Discontinued Operations" in Note 8 to the Financial Statements for additional information.

PPL Electric: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$55	$57	$191	$194
Special item, gains (losses), after-tax		2		(2)

Excluding a special item, earnings decreased for the nine month period in 2015 compared with 2014 primarily due to higher depreciation expense, higher operation and maintenance expense and higher income tax expense, partially offset by higher transmission and distribution margins.

The table below quantifies the changes in the components of Net Income between these periods, which reflects amounts classified as Pennsylvania Gross Delivery Margins and an item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	Three Months	Nine Months

Pennsylvania Gross Delivery Margins	$30	$56
Other operation and maintenance	(19)	(25)
Depreciation	(8)	(21)
Interest expense	1	(5)
Taxes other than income	(2)	(1)
Other income (expense) - net	(3)	(1)
Income taxes	1	(8)
Special item, after-tax (a)	(2)	2
Total	$(2)	$(3)

(a)	See PPL's "Results of Operations - Segment Earnings - Pennsylvania Regulated Segment" for details of the special item.

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

	2015 Three Months			2014 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$519		$519	$477		$477

Operating Expenses
Energy purchases	154		154	128		128
Energy purchases from affiliate				20		20
Other operation and maintenance	31	$131	162	25	$108	133
Depreciation		55	55		47	47
Taxes, other than income	25	2	27	25		25
Total Operating Expenses	210	188	398	198	155	353
Total	$309	$(188)	$121	$279	$(155)	$124

	2015 Nine Months			2014 Nine Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$1,625		$1,625	$1,518		$1,518

Operating Expenses
Energy purchases	519		519	431		431
Energy purchases from affiliate	14		14	68		68
Other operation and maintenance	84	$351	435	74	$328	402
Depreciation		158	158		137	137
Taxes, other than income	81	6	87	74	6	80
Total Operating Expenses	698	515	1,213	647	471	1,118
Total	$927	$(515)	$412	$871	$(471)	$400

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Operating revenues	$42	$107
Energy purchases	26	88
Energy purchases from affiliate	(20)	(54)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months

Vegetation management	$4	$2
Storm costs	(4)	(12)
Act 129	5	8
Bad debts	8	14
Corporate service costs	10	19
Bargaining unit one-time voluntary retirement benefits	3	(3)
Other	3	5
Total	$29	$33

Depreciation

Depreciation increased by $8 million and $21 million for the three and nine months ended September 30, 2015 compared with 2014, primarily due to PP&E additions, net related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

Taxes, Other Than Income

Taxes, other than income increased by $2 million and $7 million for the three and nine months ended September 30, 2015 compared with 2014, primarily due to higher Pennsylvania gross receipts tax expense as a result of an increase in retail electric revenues. This tax is included in "Pennsylvania Gross Delivery Margins."

Interest Expense

Interest expense increased by $5 million for the nine months ended September 30, 2015 compared with 2014, primarily due to the issuance of first mortgage bonds in June 2014.

Income Taxes

The increase in income taxes for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months
Change in pre-tax income at current period tax rates	$(1)	$6
Federal and state tax reserve adjustments		3
Other	(1)
Total	$(2)	$9

See Note 5 to the Financial Statements for additional information.

LKE: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$120	$91	$297	$271
Special items, gains (losses), after-tax		(1)	(8)

Excluding special items, earnings increased for the three and nine month periods in 2015 compared with 2014 primarily due to higher returns on additional environmental capital investments and higher base electricity rates effective July 1, 2015, partially offset by higher other operation and maintenance expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and certain items that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	Three Months	Nine Months

Margins	$50	$75
Other operation and maintenance	(4)	(14)
Depreciation	1	(4)
Taxes, other than income		(2)
Other income (expense)- net		3
Interest expense	(1)	(3)
Income taxes	(18)	(21)
Special items, after-tax (a)	1	(8)
Total	$29	$26

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of special items.

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$801		$801	$753		$753

Operating Expenses
Fuel	228		228	240		240
Energy purchases	23		23	24		24
Other operation and maintenance	28	$174	202	27	$170	197
Depreciation	11	86	97	2	87	89
Taxes, other than income	1	13	14		13	13
Total Operating Expenses	291	273	564	293	270	563
Total	$510	$(273)	$237	$460	$(270)	$190

	2015 Nine Months			2014 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$2,414		$2,414	$2,409		$2,409

Operating Expenses
Fuel	695		695	748		748
Energy purchases	143		143	184		184
Other operation and maintenance	77	$548	625	75	$534	609
Depreciation	26	260	286	6	256	262
Taxes, other than income	3	40	43	1	38	39
Total Operating Expenses	944	848	1,792	1,014	828	1,842
Total	$1,470	$(848)	$622	$1,395	$(828)	$567

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Operating revenues	$48	$5
Fuel	(12)	(53)
Energy purchases	(1)	(41)

Other Operation and Maintenance

The increase in other operation and maintenance expense for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months

Cane Run retired units		$11
Pension	$2	11
Storm costs	3	(7)
Bad debts	(2)	(4)
Coal plant operations	(1)	(3)
Other	3	8
Total	$5	$16

Depreciation

Depreciation increased by $8 million and $24 million for the three and nine months ended September 30, 2015 compared with 2014 primarily due to additions to PP&E, net.

Income Taxes

The increase in income taxes for the periods ended September 30, 2015, compared with 2014, was due to:

	Three Months	Nine Months

Higher pre-tax book income at current period tax rates	$18	$21
Certain Valuation Allowances		8
Total	$18	$29

LG&E: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$58	$46	$146	$133

Earnings increased for the three and nine month periods in 2015 compared with 2014 primarily due to higher returns on additional environmental capital investments.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line within the table and not in their respective Statement of Income line items.

	Three Months	Nine Months

Margins	$13	$28
Other operation and maintenance	6	(4)
Depreciation	3	4
Other income (expense) - net	(1)
Interest expense		(2)
Income taxes	(9)	(13)
Total	$12	$13

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$351		$351	$347		$347

Operating Expenses
Fuel	82		82	99		99
Energy purchases, including affiliate	27		27	23		23
Other operation and maintenance	11	$76	87	12	$82	94
Depreciation	5	35	40	1	38	39
Taxes, other than income	1	6	7		6	6
Total Operating Expenses	126	117	243	135	126	261
Total	$225	$(117)	$108	$212	$(126)	$86

	2015 Nine Months			2014 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,121		$1,121	$1,170		$1,170

Operating Expenses
Fuel	267		267	320		320
Energy purchases, including affiliate	146		146	178		178
Other operation and maintenance	33	$253	286	37	$249	286
Depreciation	12	110	122	2	114	116
Taxes, other than income	2	19	21		19	19
Total Operating Expenses	460	382	842	537	382	919
Total	$661	$(382)	$279	$633	$(382)	$251

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Retail and wholesale	$15	$(7)
Electric revenue from affiliate	(11)	(42)
Fuel	(17)	(53)
Energy purchases	(2)	(38)
Energy purchases from affiliate	6	6

Other Operation and Maintenance

The decrease in other operation and maintenance expense for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months

Cane Run retired units			$11
Pension			5
Storm costs	$1		(4)
Coal plant operations	(2)		(5)
Bad debts	(1)		(2)
Other	(5)		(5)
Total	$(7)	$

Depreciation

Depreciation increased by $6 million for the nine months ended September 30, 2015 compared with 2014 primarily due to additions to PP&E, net.

Income Taxes

Income taxes increased by $9 million and $13 million for the three and nine months ended September 30, 2015 compared with 2014 primarily due to the change in pre-tax income at current period tax rates.

KU: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Income	$72	$56	$189	$173
Special item, gain (loss), after-tax		(1)

Excluding a special item, earnings increased for the three and nine month periods in 2015 compared with 2014 primarily due to higher returns on additional environmental capital investments and higher base electricity rates effective July 1, 2015, partially offset by higher other operation and maintenance expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and a certain item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	Three Months	Nine Months

Margins	$37	$47
Other operation and maintenance	(8)	(13)
Depreciation	(3)	(9)
Taxes, other than income		(2)
Other income (expense)- net		2
Interest expense	(1)
Income taxes	(10)	(9)
Special item, after-tax	1
Total	$16	$16

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

	2015 Three Months			2014 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$461		$461	$422		$422

Operating Expenses
Fuel	146		146	141		141
Energy purchases, including affiliate	7		7	17		17
Other operation and maintenance	17	$91	108	14	$83	97
Depreciation	6	51	57	2	48	50
Taxes, other than income		7	7		7	7
Total Operating Expenses	176	149	325	174	138	312
Total	$285	$(149)	$136	$248	$(138)	$110

	2015 Nine Months			2014 Nine Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$1,342		$1,342	$1,324		$1,324

Operating Expenses
Fuel	428		428	428		428
Energy purchases, including affiliate	46		46	91		91
Other operation and maintenance	44	$277	321	38	$264	302
Depreciation	14	150	164	4	141	145
Taxes, other than income	1	21	22	1	19	20
Total Operating Expenses	533	448	981	562	424	986
Total	$809	$(448)	$361	$762	$(424)	$338

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related increase (decrease) during the periods ended September 30, 2015 compared with 2014 are included above within "Margins" and are not discussed separately.

	Three Months	Nine Months

Retail and wholesale	$33	$12
Electric revenue from affiliate	6	6
Fuel	5
Energy purchases	1	(3)
Energy purchases from affiliate	(11)	(42)

Other Operation and Maintenance

The increase in other operation and maintenance expense for the periods ended September 30, 2015 compared with 2014 was due to:

	Three Months	Nine Months

Pension	$3	$9
Cane Run 7 operations	2	3
Storm costs	2	(3)
Coal plant operations	1	2
Other	3	8
Total	$11	$19

Depreciation

Depreciation increased by $7 million and $19 million for the three and nine months ended September 30, 2015 compared with 2014 primarily due to additions to PP&E, net.

Income Taxes

Income taxes increased by $10 million and $9 million for the three and nine months ended September 30, 2015 compared with 2014 primarily due to the change in pre-tax income at current period tax rates.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants expect to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances.

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
September 30, 2015
Cash and cash equivalents	$981	$26	$455	$180	$275
Short-term debt	557	68	75
Notes payable with affiliates			62

December 31, 2014
Cash and cash equivalents	$1,399	$214	$21	$10	$11
Short-term investments	120
Short-term debt	836		575	264	236
Notes payable with affiliates			41

(a)	At September 30, 2015, $199 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2014 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities from continuing operations for the nine month period ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2015
Operating activities	$1,688	$373	$895	$469	$510
Investing activities	(2,463)	(764)	(921)	(519)	(400)
Financing activities	231	203	460	220	154

2014
Operating activities	$2,163	$412	$851	$327	$486
Investing activities	(2,630)	(562)	(773)	(422)	(418)
Financing activities	137	236	(66)	112	(67)

Change - Cash Provided (Used)
Operating activities	$(475)	$(39)	$44	$142	$24
Investing activities	167	(202)	(148)	(97)	18
Financing activities	94	(33)	526	108	221

Operating Activities

The components of the change in cash provided by (used in) operating activities from continuing operations for the nine months ended September 30, 2015 compared with 2014 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Net income	$169	$(3)	$26	$13	$16
Non-cash components	(56)	103	1	98	20
Working capital	(368)	(121)	129	76	59
Defined benefit plan funding	(106)	(13)	(23)	(13)	(16)
Other operating activities	(114)	(5)	(89)	(32)	(55)
Total	$(475)	$(39)	$44	$142	$24

(PPL)

PPL had a $475 million decrease in cash provided by operating activities from continuing operations in 2015 compared with 2014.

•	Income from continuing operations improved by $169 million between the periods. This was offset by $56 million less net non-cash expenses. The net $113 million increase from net income and non-cash components in 2015 compared with 2014 reflects higher margins in the Pennsylvania and Kentucky regulated segments and lower income taxes.

•	The $368 million decrease in cash from changes in working capital was primarily due to a decrease in taxes payable, primarily due to higher income tax payments in 2015 and a decrease in accounts payable due to timing of payments.

•	Defined benefit plan funding was $106 million higher in 2015.

•	The decrease in cash from other operating activities was primarily due to payments of $88 million for the settlement of interest rate swaps.

(PPL Electric)

PPL Electric had a $39 million decrease in cash provided by operating activities in 2015 compared with 2014.

•	The net increase in non-cash components of $103 million in 2015 compared with 2014 is primarily due to an increase in deferred income taxes, primarily due to a decrease in taxable income for bonus depreciation and higher depreciation expense due to PP&E additions, net related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure.

•	The $121 million decline in cash from changes in working capital was primarily due to a decrease in accounts payable, primarily due to timing of payments and a decrease in taxes payable, primarily due to higher income tax payments in 2015, partially offset by a decrease in accounts receivable.

•	Defined benefit plan funding was $13 million higher in 2015.

(LKE)

LKE had a $44 million increase in cash provided by operating activities in 2015 compared with 2014.

•         LKE's non-cash components of net income included a $24 million increase in depreciation expense due to additional assets in service since the third quarter of 2014, and a $15 million increase associated with current regulatory assets net of current regulatory liabilities due to the timing of rate recovery mechanisms, partially offset by a $52 million decrease in deferred income taxes. The decrease in deferred income taxes was primarily due to recording Federal net operating losses, partially offset by an increase in accelerated tax depreciation over book depreciation.

•         The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from PPL for the use of excess tax depreciation deductions in 2014, a decrease in coal purchases as a result of plant retirements and Cane Run Unit 7 going in service, and a decrease in natural gas stored underground due to lower gas prices, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments, a decrease in unbilled revenue due to colder winter weather in 2014, and a decrease in taxes payable due to timing of payments.

•	The decrease in cash from other operating activities was driven primarily by $88 million in payments for the settlement of interest rate swaps.

(LG&E)

LG&E had a $142 million increase in cash provided by operating activities in 2015 compared with 2014.

•	LG&E's non-cash components of net income included a $62 million increase in deferred income taxes, a $21 million increase associated with current regulatory assets net of current regulatory liabilities due to the timing of rate recovery mechanisms, and a $6 million increase in depreciation expense due to additional assets in service since the third quarter of 2014. The increase in deferred income taxes was primarily due to an increase in accelerated tax depreciation over book depreciation of $80 million, partially offset by an increase of $16 million of net operating loss carryforwards.

•	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payment from LKE for the use of excess tax depreciation deductions in 2014, a decrease in coal purchases as a result of plant retirements and Cane Run Unit 7 going in service, a decrease in natural gas stored underground due to lower gas prices, and a decrease in accounts receivable from affiliates due to timing of intercompany settlements associated with capital expenditures, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments, a decrease in unbilled revenue due to colder winter weather in 2014, and a decrease in taxes payable due to timing of payments.

•	The decrease in cash from other operating activities was driven primarily by $44 million in payments for the settlement of interest rate swaps.

(KU)

KU had a $24 million increase in cash provided by operating activities in 2015 compared with 2014.

•         KU's non-cash components of net income included a $19 million increase in depreciation expense due to additional assets in service since the third quarter of 2014, partially offset by a $6 million decrease associated with current regulatory assets net of current regulatory liabilities due to the timing of rate recovery mechanisms.

•	The increase in cash from working capital was driven primarily by a decrease in income tax receivable as a result of receiving payments from LKE for the use of excess tax depreciation deductions in 2014, a decrease in coal purchases as a result of plant retirements and Cane Run Unit 7 going in service, and an increase in taxes payable due to timing of payments, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments, a decrease in unbilled revenue due to colder winter weather in 2014, and a decrease in accounts payable to affiliates due to timing of intercompany settlements associated with capital expenditures.

•	The decrease in cash from other operating activities was driven primarily by $44 million in payments for the settlement of interest rate swaps.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the registrants. The change in expenditures for PP&E for the nine months ended September 30, 2015 compared with 2014 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU

(Increase) Decrease	$42	$(58)	$(85)	$(97)	$11

For PPL, lower project expenditures at WPD and KU were partially offset by higher project expenditures at PPL Electric and LG&E. The decrease in expenditures for WPD was primarily due to changes in foreign currency exchange rates. The decrease in expenditures for KU was related to lower expenditures for the construction of Cane Run Unit 7 which was put into commercial operation in June 2015, environmental air projects and CCR projects at KU's Ghent and E.W. Brown plants. The increase in expenditures for PPL Electric was primarily due to the Northeast Pocono reliability project, smart grid projects and other various projects, partially offset by the completion of the Susquehanna-Roseland transmission project. The increase in expenditures for LG&E was primarily due to environmental air projects at LG&E's Mill Creek plant, partially offset by lower expenditures for the construction of Cane Run Unit 7.

Other Significant Changes in Components of Investing Activities

(PPL)

PPL received $136 million during the nine months ended September 30, 2015 from the sale of short-term investments.

(PPL Electric)

PPL Electric received $150 million during the nine months ended September 30, 2014 on notes receivable from affiliates.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities from continuing operations for the nine months ended September 30, 2015 compared with 2014 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Long-term debt issuances/retirements, net	$1,078	$(286)	$1,050	$550	$500
Stock issuances/redemptions, net	(892)
Dividends	(32)	(19)		2	6
Capital contributions/distributions, net		180	86	(53)	(66)
Change in short-term debt, net	(79)	88	(603)	(387)	(216)
Other financing activities	19	4	(7)	(4)	(3)
Total	$94	$(33)	$526	$108	$221

For the nine months ended September 30, 2015, PPL received $94 million more cash from financing activities primarily due to the LG&E and KU long-term debt issuances in September 2015, partially offset by lower common stock issuances in 2015. The proceeds of the long-term debt issuances were used to repay short-term debt and additionally will be used for repayment of First Mortgage Bonds maturing in November 2015, and for general corporate purposes

See Note 7 to the Financial Statements in this Form 10-Q for information on 2015 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2014 Form 10-K for information on 2014 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2015, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External (All Registrants)

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity

PPL Capital Funding Credit Facilities	$750		$20	$730
PPL Electric Credit Facility	300		69	231

LKE Credit Facility	75	$75
LG&E Credit Facility	500			500
KU Credit Facilities	598		198	400
Total LKE	1,173	75	198	900
Total U.S. Credit Facilities (a)	$2,223	$75	$287	$1,861

Total U.K. Credit Facilities (b)	£1,055	£266		£789

(a)	The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 13%, PPL Electric - 12%, LKE - 21%, LG&E - 12% and KU - 37%.
(b)	The amounts borrowed at September 30, 2015 were USD-denominated borrowings of $200 million and GPB-denominated borrowings which equated to $214 million. At September 30, 2015, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.2 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 14% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed		Other Used	Unused
	Capacity	Borrowed	Capacity	Capacity

LKE Credit Facility	$225	$62		$163
LG&E Money Pool (a)	500			500
KU Money Pool (a)	500			500

(a)	LG&E and KU participate in an intercompany money pool agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has issued a maximum short-term debt limit for each utility at $500 million from any source.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at September 30, 2015:

		Commercial
		Paper	Unused
	Capacity	Issuances	Capacity

PPL Electric	$300	$68	$232

LG&E	350		350
KU	350		350
Total LKE	700		700
Total PPL	$1,000	$68	$932

In October 2015, PPL Capital Funding established a commercial paper program for up to $600 million to provide an additional financing source to fund its short-term liquidity needs from time to time. Commercial paper issuances will be supported by PPL Capital Funding's Syndicated Credit Facilities. PPL guarantees PPL Capital Funding's payment obligations on the commercial paper notes.

Long-term Debt

(PPL, LKE and LG&E)

In September 2015, LG&E issued $300 million of 3.30% First Mortgage Bonds due 2025 and $250 million of 4.375% First Mortgage Bonds due 2045. LG&E received proceeds of $298 million and $248 million, net of discounts and underwriting fees, which were used to repay short-term debt and additionally will be used for the repayment of First Mortgage Bonds maturing in November 2015, and for general corporate purposes.

(PPL, LKE and KU)

In September 2015, KU issued $250 million of 3.30% First Mortgage Bonds due 2025 and $250 million of 4.375% First Mortgage Bonds due 2045. KU received proceeds of $248 million for each issuance, net of discounts and underwriting fees, which were used to repay short-term debt and additionally will be used for the repayment of First Mortgage Bonds maturing in November 2015, and for general corporate purposes.

(PPL and PPL Electric)

In October 2015, PPL Electric issued $350 million of 4.150% First Mortgage Bonds due 2045. PPL Electric received proceeds of $345 million, net of a discount and underwriting fees, which will be used to repay short-term debt and for general corporate purposes.

(PPL)

ATM Program

For the periods ended September 30, 2015, PPL issued the following:

	Three Months	Nine Months
Number of shares	435,800	857,500
Average share price	$32.95	$33.33
Net proceeds	14	28

See Note 7 to the Financial Statements for additional information.

Common Stock Dividends

In August 2015, PPL declared its increased quarterly common stock dividend, payable October 1, 2015, at 37.75 cents per share (equivalent to $1.51 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

In January 2015, Fitch withdrew its ratings for PPL, PPL Capital Funding, PPL Electric, LKE, LG&E, and KU.

(PPL)

In May 2015, Moody's upgraded the following ratings with a stable outlook:

•	the long-term issuer rating from Baa3 to Baa2 for PPL;
•	the senior unsecured rating from Baa3 to Baa2 for PPL Capital Funding; and
•	the junior subordinated rating from Ba1 to Baa3 for PPL Capital Funding.

In May 2015, Fitch affirmed and withdrew its ratings for PPL UK Distribution Holdings Limited (formerly known as PPL WW), WPD (South Wales) and WPD (South West).

In June 2015, S&P upgraded the following ratings with a stable outlook:

•	the long-term issuer rating from BBB to A- for PPL;

•	the senior unsecured rating from BBB- to BBB+ for PPL Capital Funding; and
•	the junior subordinated rating from BB+ to BBB for PPL Capital Funding.

In June 2015, S&P affirmed the short-term issuer ratings for WPD plc, WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West). S&P also upgraded the following ratings with a stable outlook:

•	the long-term issuer rating from BBB to A- for WPD plc, WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West);
•	the senior unsecured rating from BBB- to BBB+ for WPD plc; and
•	the senior unsecured rating from BBB to A- for WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West).

In August 2015, S&P affirmed its ratings with a stable outlook for WPD plc, WPD (East Midlands), WPD (West Midlands), WPD (South Wales) and WPD (South West).

In October 2015, Moody's and S&P assigned ratings of P-2 and A-2, respectively, to PPL Capital Funding's $600 million commercial paper program. S&P also assigned a short-term issuer rating of A-2 to PPL.

(PPL and PPL Electric)

In May 2015, Moody's affirmed its ratings and revised its outlook to positive for PPL Electric.

In June 2015, S&P affirmed its commercial paper rating and upgraded the following ratings with a stable outlook for PPL Electric:

•	the long-term issuer rating from BBB to A-; and
•	the senior secured rating from A- to A.

In September 2015, Moody's affirmed its commercial paper rating and upgraded the following ratings with a stable outlook for PPL Electric:

•	the long-term issuer rating from Baa1 to A3; and
•	the senior secured rating from A2 to A1.

In September 2015, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $350 million 4.15% First Mortgage Bonds due 2045.

(PPL, LKE, LG&E and KU)

In May 2015, Moody's upgraded the following ratings with a stable outlook for LKE:

•	the long-term issuer rating from Baa2 to Baa1; and
•	the senior unsecured rating from Baa2 to Baa1.

In June 2015, S&P affirmed its commercial paper ratings for LG&E and KU. S&P also upgraded the following ratings with a stable outlook:

•	the long-term issuer ratings from BBB to A- for LKE, LG&E and KU;
•	the senior secured ratings from A- to A for LG&E and KU; and
•	the senior unsecured rating from BBB- to BBB+ for LKE.

In June 2015, S&P upgraded its ratings from AA+ to AAA for KU's 2000 Series A Solid Waste Disposal Facility Revenue Bonds, KU's 2004 Series A and 2008 Series A Environmental Facilities Revenue Bonds and KU's 2006 Series B Environmental Facilities Revenue Refunding Bonds and removed them from CreditWatch with positive implications.

In September 2015, Moody's and S&P assigned ratings of A1 and A to LG&E's $300 million 3.3% First Mortgage Bonds due 2025, LG&E's $250 million 4.375% First Mortgage Bonds due 2045, KU's $250 million 3.3% First Mortgage Bonds due 2025 and KU's $250 million 4.375% First Mortgage Bonds due 2045.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at September 30, 2015.

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

The following interest rate hedges were outstanding at September 30, 2015.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$792	$(31)	$(12)	2026
Cross-currency swaps (d)	1,262	61	(158)	2028
Economic hedges
Interest rate swaps (e)	179	(51)	(2)	2033
LKE
Economic hedges
Interest rate swaps (e)	179	(51)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (e)	179	(51)	(2)	2033

(a)	Includes accrued interest, if applicable.

(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes a 10% adverse movement in foreign currency exchange rates.
(c)	Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or regulatory liabilities, if recoverable through regulated rates, and reclassified into earnings in the same period during which the item being hedged affects earnings.
(d)	Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes. Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.
(e)	Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at September 30, 2015 was insignificant for PPL, PPL Electric, LKE, LG&E and KU.  The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2015 is shown below.

10% Adverse
Movement
in Rates

PPL	$685
PPL Electric	129
LKE	185
LG&E	69
KU	105

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates.  Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at September 30, 2015.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£134	$19	$(20)	2016
Economic hedges (c)	1,676	143	(235)	2017

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)	To economically hedge the translation risk of expected earnings denominated in GBP.

Commodity Price Risk (Non-trading)

(PPL, LKE, LG&E and KU)

LG&E's and KU's retail electric rates, LG&E's natural gas rates and KU's municipal wholesale electric rates are set by regulatory commissions and the fuel costs incurred are directly recoverable from customers. As a result, LG&E and KU are subject to commodity price risk for only a small portion of their business operations. LG&E and KU sell excess economic generation to maximize the value of the physical assets at times when the assets are not required to serve LG&E's or KU's customers. See Note 14 to the Financial Statements for additional information.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $101 million for the nine months ended September 30, 2015, which primarily reflected a $263 million decrease to PP&E and goodwill offset by a decrease of $162 million to net liabilities. Changes in this exchange rate resulted in a foreign currency translation gain of $75 million for the nine months ended September 30, 2014, which primarily reflected a $193 million increase to PP&E and goodwill offset by an increase of $118 million to net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

Acquisitions, Development and Divestitures

(All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 to the Financial Statements for information on the more significant activities.

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

See Note 10 to the Financial Statements for a discussion of the more significant environmental matters including:

•	Climate Change,
•	Waters of the United States,
•	Coal Combustion Residuals,
•	Effluent Limitations Guidelines,

•	Mercury and Air Toxics Standards, and
•	National Ambient Air Quality Standards.

Additionally, see Note 13 to the Financial Statements and "Item 1. Business - Environmental Matters" in the Registrants' 2014 Form 10-K for additional information on environmental matters.

(PPL, LKE, LG&E and KU)

Coal Combustion Residuals (CCRs)

On October 19, 2015, the EPA's final rule regulating CCRs became effective. In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs of $57 million and $219 million during the three and nine months ended September 30, 2015. See Note 16 to the Financial Statements for additional information. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2015, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PPL Corporation

Following the announcement of the transaction to spin off PPL Energy Supply, LLC to form Talen Energy, management determined the appropriate staffing for Talen Energy and for PPL and its subsidiaries. During the nine months ended September 30, 2015, staffing changes, including the consolidation of certain positions and transition of responsibilities, resulted in changes in certain individuals responsible for executing internal controls. However, changes to system applications, business processes and the associated internal controls were not significant. Management has taken steps to minimize the risk from the changes in individuals executing internal controls.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

PPL Electric Utilities Corporation

On October 27, 2015, PPL Electric amended and restated its By-laws to provide that the number of directors constituting the Company's board of directors shall be as determined from time to time by the directors.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

*3(a)	-	Bylaws of PPL Electric Utilities Corporation, effective as of October 27, 2015
4(a)	-	Supplemental Indenture No. 4, dated as of September 1, 2015, of Louisville Gas and Electric Company to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)
4(b)	-	Supplemental Indenture No. 4, dated as of September 1, 2015, of Kentucky Utilities Company to The Bank of New York Mellon, as Trustee (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)
4(c)	-	Supplemental Indenture No. 17, dated as of October 1, 2015, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2015, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2015, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date: October 30, 2015	/s/ Stephen K. Breininger
Stephen K. Breininger
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: October 30, 2015	/s/ Stephen K. Breininger
Stephen K. Breininger
Vice President and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: October 30, 2015	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)