Form 10-Q
period 2016-03-31
PPL Corp; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP
filed 2016-04-29
CIK 922224, 60549, 55387, 1518339, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 676,945,176 shares outstanding at April 22, 2016.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 22, 2016.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 22, 2016.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 22, 2016.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION

PPL ELECTRIC UTILITIES CORPORATION

LG&E and KU Energy LLC

Louisville Gas and Electric Company

Kentucky Utilities Company

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2016

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

SIGNATURES	96
COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES	97
CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	102
CERTIFICATES OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	112

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

PPL EU Services - PPL EU Services Corporation, a subsidiary of PPL that, beginning in 2015, provides support services and corporate functions such as financial, supply chain, human resources and facilities management services primarily to PPL Electric and its affiliates.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that, primarily through its subsidiaries, owns and operates WPD, PPL's regulated electricity distribution businesses in the U.K.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides administrative, management and support services to PPL and its subsidiaries.

PPL WPD Limited - an indirect U.K. subsidiary of PPL Global and parent to WPD plc.

WPD - refers to PPL WPD Limited and its subsidiaries.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD plc - Western Power Distribution plc, a direct U.K. subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

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

i

WKE - Western Kentucky Energy Corp., a subsidiary of LKE that leased certain non-utility generating plants in western Kentucky until July 2009.

Other terms and abbreviations

£ - British pound sterling.

2015 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2015.

2001 Mortgage Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to the Bank of New York Mellon (as successor to JPMorgan Chase Bank), as trustee, as supplemented.

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

Earnings from Ongoing Operations - A non-GAAP financial measure of earnings adjusted for the impact of special items and used in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A). See "Non-GAAP Financial Measures" within the MD&A for additional details.

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

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GLT - Gas Line Tracker. The KPSC approved mechanism for LG&E's recovery of costs associated with gas service lines, gas risers, leak mitigation, and gas main replacements. Rate recovery became effective on January 1, 2013.

Gross Margins - A non-GAAP financial measure of performance used in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A). See "Non-GAAP Financial Measures" within the MD&A for additional details.

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

RPI - Retail Price Index, is a measure of inflation in the United Kingdom published monthly by the Office for National Statistics.

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

Subsidiary Registrant(s) - PPL Electric, LKE, LG&E and KU.

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the publicly traded company and owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone.

Talen Energy Marketing - Talen Energy Marketing, LLC, PPL EnergyPlus' new name subsequent to the spinoff of PPL Energy Supply.

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

v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2015 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	challenges by intervenors to the return on equity granted in existing rate structures;
•	fuel supply and cost;
•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;
•	weather conditions affecting transmission and distribution operations, and customer energy use;
•	availability and operating costs of existing generation facilities;
•	the duration of and cost associated with outages at our generating facilities;
•	generation, transmission and distribution system conditions, and operating costs;
•	expansion of alternative and distributed sources of electricity generation and storage;
•	collective labor bargaining negotiations;
•	laws or regulations to reduce emissions of "greenhouse" gases or physical effects of climate change;
•	the outcome of litigation against the Registrants and their subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, cyber-based intrusions or natural disasters;
•	the commitments and liabilities of the Registrants and their subsidiaries;
•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;
•	our ability to attract and retain qualified employees;
•	volatility in demand for electricity;
•	market prices of commodity inputs for ongoing capital expenditures or key operational needs;
•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;
•	stock price performance of PPL;
•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;
•	volatility in the fair value of debt and equity securities and its impact on the value of assets in defined benefit plans, and the potential cash funding requirements if fair value declines;
•	interest rates and their effect on pension and retiree medical liabilities and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial markets and economic conditions;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	changes in foreign currency exchange rates for British pound sterling;
•	the effect of changes in RPI on WPD's revenues and index linked debt;
•	current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;
•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;
•	the effect of the outcome of the June 2016 referendum in the U.K. relating to its membership in the European Union;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation or regulatory developments;
•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;
•	the achievement of performance targets set by Ofgem;
•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and

•	business dispositions or acquisitions and our ability to realize expected benefits from such business transactions.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2016	2015

Operating Revenues	$2,011	$2,230

Operating Expenses
Operation
Fuel	197	253
Energy purchases	233	329
Other operation and maintenance	450	456
Depreciation	229	216
Taxes, other than income	79	86
Total Operating Expenses	1,188	1,340

Operating Income	823	890

Other Income (Expense) - net	61	88

Interest Expense	224	209

Income from Continuing Operations Before Income Taxes	660	769

Income Taxes	179	217

Income from Continuing Operations After Income Taxes	481	552

Income (Loss) from Discontinued Operations (net of income taxes)		95

Net Income	$481	$647

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes:
Basic	$0.71	$0.83
Diluted	$0.71	$0.82
Net Income:
Basic	$0.71	$0.97
Diluted	$0.71	$0.96

Dividends Declared Per Share of Common Stock	$0.38	$0.3725

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	675,441	666,974
Diluted	678,817	668,732

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015

Net income	$481	$647

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($2), ($5)	(464)	(66)
Available-for-sale securities, net of tax of $0, ($6)		5
Qualifying derivatives, net of tax of ($15), $4	80	6
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0		(1)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $1		(1)
Qualifying derivatives, net of tax of $19, $4	(78)	(17)
Equity investees' other comprehensive (income) loss, net of tax of $0, $1		(1)
Defined benefit plans:
Net actuarial loss, net of tax of ($9), ($13)	31	38
Total other comprehensive income (loss)	(431)	(37)

Comprehensive income (loss)	$50	$610

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$481	$647
(Income) loss from discontinued operations (net of income taxes)		(95)
Income from continuing operations (net of income taxes)	481	552
Adjustments to reconcile Income from continuing operations (net of taxes) to net cash provided by operating activities - continuing operations
Depreciation	229	216
Amortization	18	11
Defined benefit plans - expense (income)	(13)	16
Deferred income taxes and investment tax credits	162	111
Unrealized (gains) losses on derivatives, and other hedging activities	(34)	(52)
Stock-based compensation expense	13	14
Other	(5)	(3)
Change in current assets and current liabilities
Accounts receivable	(62)	(128)
Accounts payable	(43)	(49)
Unbilled revenues	18	34
Fuel, materials and supplies	25	76
Prepayments	(86)	(115)
Taxes payable	15	14
Other current liabilities	(66)	(124)
Other	18	33
Other operating activities
Defined benefit plans - funding	(123)	(197)
Other assets	(5)	(6)
Other liabilities	15	49
Net cash provided by operating activities - continuing operations	557	452
Net cash provided by operating activities - discontinued operations		221
Net cash provided by operating activities	557	673
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(656)	(833)
Expenditures for intangible assets	(6)	(10)
Purchase of other investments		(15)
Other investing activities	1	(2)
Net cash provided by (used in) investing activities - continuing operations	(661)	(860)
Net cash provided by (used in) investing activities - discontinued operations		(130)
Net cash provided by (used in) investing activities	(661)	(990)
Cash Flows from Financing Activities
Issuance of long-term debt	224
Retirement of long-term debt	(224)
Issuance of common stock	42	35
Payment of common stock dividends	(255)	(250)
Net increase (decrease) in short-term debt	351	163
Other financing activities	(23)	(14)
Net cash provided by (used in) financing activities - continuing operations	115	(66)
Net cash provided by (used in) financing activities - discontinued operations		(222)
Net cash distributions to parent from discontinued operations		191
Net cash provided by (used in) financing activities	115	(97)
Effect of Exchange Rates on Cash and Cash Equivalents	(33)	(2)
Net (Increase) Decrease in Cash and Cash Equivalents included in Discontinued Operations		131
Net Increase (Decrease) in Cash and Cash Equivalents	(22)	(285)
Cash and Cash Equivalents at Beginning of Period	836	1,399
Cash and Cash Equivalents at End of Period	$814	$1,114

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$814	$836
Accounts receivable (less reserve: 2016, $48; 2015, $41)
Customer	727	673
Other	50	59
Unbilled revenues	419	453
Fuel, materials and supplies	332	357
Prepayments	150	66
Price risk management assets	183	139
Other current assets	38	63
Total Current Assets	2,713	2,646

Property, Plant and Equipment
Regulated utility plant	33,849	34,399
Less: accumulated depreciation - regulated utility plant	5,731	5,683
Regulated utility plant, net	28,118	28,716
Non-regulated property, plant and equipment	476	516
Less: accumulated depreciation - non-regulated property, plant and equipment	144	165
Non-regulated property, plant and equipment, net	332	351
Construction work in progress	1,382	1,315
Property, Plant and Equipment, net	29,832	30,382

Other Noncurrent Assets
Regulatory assets	1,747	1,733
Goodwill	3,336	3,550
Other intangibles	667	679
Price risk management assets	254	156
Other noncurrent assets	160	155
Total Other Noncurrent Assets	6,164	6,273

Total Assets	$38,709	$39,301

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2016	2015
Liabilities and Equity

Current Liabilities
Short-term debt	$1,265	$916
Long-term debt due within one year	485	485
Accounts payable	707	812
Taxes	96	85
Interest	315	303
Dividends	257	255
Customer deposits	306	326
Regulatory liabilities	119	145
Other current liabilities	516	549
Total Current Liabilities	4,066	3,876

Long-term Debt	18,074	18,563

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,560	3,440
Investment tax credits	127	128
Accrued pension obligations	1,183	1,405
Asset retirement obligations	517	536
Regulatory liabilities	942	945
Other deferred credits and noncurrent liabilities	478	489
Total Deferred Credits and Other Noncurrent Liabilities	6,807	6,943

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,729	9,687
Earnings reinvested	3,185	2,953
Accumulated other comprehensive loss	(3,159)	(2,728)
Total Equity	9,762	9,919

Total Liabilities and Equity	$38,709	$39,301

(a)	780,000 shares authorized; 676,384 and 673,857 shares issued and outstanding at March 31, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock				Accumulated
	shares		Additional		other
	outstanding	Common	paid-in	Earnings	comprehensive
	(a)	stock	capital	reinvested	loss	Total

December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919
Common stock issued	2,527		70			70
Stock-based compensation			(28)			(28)
Net income				481		481
Dividends and dividend equivalents				(256)		(256)
Other comprehensive income (loss)					(431)	(431)
Adoption of stock-based compensation
guidance cumulative effect adjustment
(Note 2)				7		7
March 31, 2016	676,384	$7	$9,729	$3,185	$(3,159)	$9,762

December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)	$13,628
Common stock issued	1,864		54			54
Stock-based compensation			(7)			(7)
Net income				647		647
Dividends and dividend equivalents				(249)		(249)
Other comprehensive income (loss)					(37)	(37)
March 31, 2015	667,713	$7	$9,480	$6,860	$(2,311)	$14,036

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015

Operating Revenues	$585	$630

Operating Expenses
Operation
Energy purchases	167	227
Energy purchases from affiliate		9
Other operation and maintenance	150	133
Depreciation	59	51
Taxes, other than income	29	35
Total Operating Expenses	405	455

Operating Income	180	175

Other Income (Expense) - net	3	2

Interest Expense	33	31

Income Before Income Taxes	150	146

Income Taxes	56	59

Net Income (a)	$94	$87

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$94	$87
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	59	51
Amortization	7	6
Deferred income taxes and investment tax credits	65	5
Other	(3)	1
Change in current assets and current liabilities
Accounts receivable	(43)	(73)
Accounts payable	(2)	(39)
Prepayments	(21)	(60)
Regulatory assets and liabilities	(21)	18
Taxes payable	(8)	5
Other	(7)	(29)
Other operating activities
Defined benefit plans - funding		(33)
Other assets	3	(1)
Other liabilities	1	17
Net cash provided by (used in) operating activities	124	(45)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(214)	(224)
Other investing activities	(1)	(1)
Net cash provided by (used in) investing activities	(215)	(225)

Cash Flows from Financing Activities
Issuance of long-term debt	224
Retirement of long-term debt	(224)
Contributions from parent		50
Payment of common stock dividends to parent	(45)	(44)
Net increase (decrease) in short-term debt	125	85
Other financing activities	(2)
Net cash provided by (used in) financing activities	78	91

Net Increase (Decrease) in Cash and Cash Equivalents	(13)	(179)
Cash and Cash Equivalents at Beginning of Period	47	214
Cash and Cash Equivalents at End of Period	$34	$35

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$34	$47
Accounts receivable (less reserve: 2016, $21; 2015, $16)
Customer	318	286
Other	14	10
Accounts receivable from affiliates	7
Unbilled revenues	86	91
Materials and supplies	31	34
Prepayments	87	66
Other current assets	13	21
Total Current Assets	590	555

Property, Plant and Equipment
Regulated utility plant	8,889	8,734
Less: accumulated depreciation - regulated utility plant	2,616	2,573
Regulated utility plant, net	6,273	6,161
Construction work in progress	591	530
Property, Plant and Equipment, net	6,864	6,691

Other Noncurrent Assets
Regulatory assets	1,003	1,006
Intangibles	245	244
Other noncurrent assets	18	15
Total Other Noncurrent Assets	1,266	1,265

Total Assets	$8,720	$8,511

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2016	2015
Liabilities and Equity

Current Liabilities
Short-term debt	$125
Accounts payable	300	$288
Accounts payable to affiliates	38	35
Taxes	16	24
Interest	31	37
Regulatory liabilities	89	113
Customer deposits	22	31
Other current liabilities	73	77
Total Current Liabilities	694	605

Long-term Debt	2,829	2,828

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,731	1,663
Accrued pension obligations	184	183
Regulatory liabilities	25	22
Other deferred credits and noncurrent liabilities	89	91
Total Deferred Credits and Other Noncurrent Liabilities	2,029	1,959

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	1,934	1,934
Earnings reinvested	870	821
Total Equity	3,168	3,119

Total Liabilities and Equity	$8,720	$8,511

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2015	66,368	$364	$1,934	$821	$3,119
Net income				94	94
Dividends declared on common stock				(45)	(45)
March 31, 2016	66,368	$364	$1,934	$870	$3,168

December 31, 2014	66,368	$364	$1,603	$750	$2,717
Net income				87	87
Capital contributions from PPL			50		50
Dividends declared on common stock				(44)	(44)
March 31, 2015	66,368	$364	$1,653	$793	$2,810

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015

Operating Revenues	$826	$899

Operating Expenses
Operation
Fuel	198	253
Energy purchases	66	92
Other operation and maintenance	202	209
Depreciation	99	95
Taxes, other than income	15	14
Total Operating Expenses	580	663

Operating Income	246	236

Other Income (Expense) - net	(1)	(1)

Interest Expense	49	42

Interest Expense with Affiliate	4

Income Before Income Taxes	192	193

Income Taxes	72	76

Net Income (a)	$120	$117

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$120	$117
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	99	95
Amortization	7	6
Defined benefit plans - expense	7	11
Deferred income taxes and investment tax credits	68	75
Other		17
Change in current assets and current liabilities
Accounts receivable	(15)	(39)
Accounts payable	25	(18)
Accounts payable to affiliates	5	1
Unbilled revenues	8	32
Fuel, materials and supplies	21	71
Income tax receivable		134
Taxes payable	(25)	(11)
Accrued interest	42	37
Other	(24)	(22)
Other operating activities
Defined benefit plans - funding	(33)	(53)
Other assets		(6)
Other liabilities	(2)	4
Net cash provided by operating activities	303	451
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(219)	(321)
Other investing activities		4
Net cash provided by (used in) investing activities	(219)	(317)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	93	(1)
Net increase (decrease) in short-term debt	(149)	(91)
Debt issuance and credit facility costs	(1)
Distributions to member	(29)	(23)
Net cash provided by (used in) financing activities	(86)	(115)
Net Increase (Decrease) in Cash and Cash Equivalents	(2)	19
Cash and Cash Equivalents at Beginning of Period	30	21
Cash and Cash Equivalents at End of Period	$28	$40

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31,	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$28	$30
Accounts receivable (less reserve: 2016, $24; 2015, $23)
Customer	225	209
Other	10	16
Unbilled revenues	139	147
Fuel, materials and supplies	277	298
Prepayments	26	23
Regulatory assets	17	35
Other current assets	5	7
Total Current Assets	727	765

Property, Plant and Equipment
Regulated utility plant	12,040	11,906
Less: accumulated depreciation - regulated utility plant	1,260	1,163
Regulated utility plant, net	10,780	10,743
Construction work in progress	669	660
Property, Plant and Equipment, net	11,449	11,403

Other Noncurrent Assets
Regulatory assets	744	727
Goodwill	996	996
Other intangibles	117	123
Other noncurrent assets	78	76
Total Other Noncurrent Assets	1,935	1,922

Total Assets	$14,111	$14,090

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2016	2015
Liabilities and Equity

Current Liabilities
Short-term debt	$116	$265
Long-term debt due within one year	25	25
Notes payable with affiliate	147	54
Accounts payable	232	266
Accounts payable to affiliates	10	5
Customer deposits	53	52
Taxes	21	46
Price risk management liabilities	6	5
Regulatory liabilities	30	32
Interest	74	32
Asset retirement obligations	70	50
Other current liabilities	90	135
Total Current Liabilities	874	967

Long-term Debt
Long-term debt	4,663	4,663
Long-term debt to affiliate	400	400
Total Long-term Debt	5,063	5,063

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,532	1,463
Investment tax credits	127	128
Accrued pension obligations	267	296
Asset retirement obligations	470	485
Regulatory liabilities	917	923
Price risk management liabilities	47	42
Other deferred credits and noncurrent liabilities	205	206
Total Deferred Credits and Other Noncurrent Liabilities	3,565	3,543

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,609	4,517

Total Liabilities and Equity	$14,111	$14,090

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's
Equity

December 31, 2015	$4,517
Net income	120
Distributions to member	(29)
Other comprehensive income (loss)	1
March 31, 2016	$4,609

December 31, 2014	$4,248
Net income	117
Distributions to member	(23)
March 31, 2015	$4,342

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015
Operating Revenues
Retail and wholesale	$375	$417
Electric revenue from affiliate	11	22
Total Operating Revenues	386	439

Operating Expenses
Operation
Fuel	78	103
Energy purchases	62	88
Energy purchases from affiliate	2	3
Other operation and maintenance	87	96
Depreciation	41	42
Taxes, other than income	8	7
Total Operating Expenses	278	339

Operating Income	108	100

Other Income (Expense) - net		(1)

Interest Expense	17	13

Income Before Income Taxes	91	86

Income Taxes	35	33

Net Income (a)	$56	$53

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$56	$53
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	41	42
Amortization	3	3
Defined benefit plans - expense	3	4
Deferred income taxes and investment tax credits	37	31
Other		14
Change in current assets and current liabilities
Accounts receivable	(6)	(16)
Accounts receivable from affiliates	(4)	11
Accounts payable	5	(15)
Unbilled revenues	7	18
Fuel, materials and supplies	31	56
Income tax receivable	1	74
Taxes payable	(9)	(7)
Accrued interest	13	9
Other	(9)	(3)
Other operating activities
Defined benefit plans - funding	(13)	(22)
Other assets		(1)
Other liabilities	1
Net cash provided by operating activities	157	251
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(109)	(173)
Net cash provided by (used in) investing activities	(109)	(173)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(60)	(48)
Debt issuance and credit facility costs	(1)
Payment of common stock dividends to parent	(25)	(23)
Contributions from parent	30
Net cash provided by (used in) financing activities	(56)	(71)
Net Increase (Decrease) in Cash and Cash Equivalents	(8)	7
Cash and Cash Equivalents at Beginning of Period	19	10
Cash and Cash Equivalents at End of Period	$11	$17

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$11	$19
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	97	92
Other	6	7
Accounts receivable from affiliates	16	12
Unbilled revenues	60	67
Fuel, materials and supplies	120	151
Prepayments	8	5
Income taxes receivable	3	4
Regulatory assets	7	16
Other current assets	2	2
Total Current Assets	330	375

Property, Plant and Equipment
Regulated utility plant	4,889	4,804
Less: accumulated depreciation - regulated utility plant	441	404
Regulated utility plant, net	4,448	4,400
Construction work in progress	379	390
Property, Plant and Equipment, net	4,827	4,790

Other Noncurrent Assets
Regulatory assets	430	424
Goodwill	389	389
Other intangibles	70	73
Other noncurrent assets	18	17
Total Other Noncurrent Assets	907	903

Total Assets	$6,064	$6,068

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2016	2015
Liabilities and Equity

Current Liabilities
Short-term debt	$82	$142
Long-term debt due within one year	25	25
Accounts payable	137	157
Accounts payable to affiliates	25	25
Customer deposits	26	26
Taxes	11	20
Price risk management liabilities	6	5
Regulatory liabilities	8	13
Interest	24	11
Asset retirement obligations	40	25
Other current liabilities	27	39
Total Current Liabilities	411	488

Long-term Debt	1,617	1,617

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	867	829
Investment tax credits	34	35
Accrued pension obligations	43	56
Asset retirement obligations	136	149
Regulatory liabilities	428	431
Price risk management liabilities	47	42
Other deferred credits and noncurrent liabilities	90	91
Total Deferred Credits and Other Noncurrent Liabilities	1,645	1,633

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,641	1,611
Earnings reinvested	326	295
Total Equity	2,391	2,330

Total Liabilities and Equity	$6,064	$6,068

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares		Additional
	outstanding	Common	paid-in	Earnings
	(a)	stock	capital	reinvested	Total

December 31, 2015	21,294	$424	$1,611	$295	$2,330
Net income				56	56
Capital contributions from LKE			30		30
Cash dividends declared on common stock				(25)	(25)
March 31, 2016	21,294	$424	$1,641	$326	$2,391

December 31, 2014	21,294	$424	$1,521	$229	$2,174
Net income				53	53
Cash dividends declared on common stock				(23)	(23)
March 31, 2015	21,294	$424	$1,521	$259	$2,204

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015
Operating Revenues
Retail and wholesale	$451	$482
Electric revenue from affiliate	2	3
Total Operating Revenues	453	485

Operating Expenses
Operation
Fuel	120	150
Energy purchases	4	4
Energy purchases from affiliate	11	22
Other operation and maintenance	106	104
Depreciation	58	53
Taxes, other than income	7	7
Total Operating Expenses	306	340

Operating Income	147	145

Other Income (Expense) - net	(2)	(1)

Interest Expense	24	19

Income Before Income Taxes	121	125

Income Taxes	46	47

Net Income (a)	$75	$78

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$75	$78
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	58	53
Amortization	4	3
Defined benefit plans - expense	2	3
Deferred income taxes and investment tax credits	44	43
Other		2
Change in current assets and current liabilities
Accounts receivable	(8)	(25)
Accounts payable	23	1
Accounts payable to affiliates	2	(14)
Unbilled revenues	1	14
Fuel, materials and supplies	(10)	15
Income tax receivable		60
Taxes payable	(8)	(1)
Accrued interest	22	19
Other	1	(5)
Other operating activities
Defined benefit plans - funding	(10)	(15)
Other assets		(3)
Other liabilities	(1)	1
Net cash provided by operating activities	195	229
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(110)	(148)
Other investing activities		4
Net cash provided by (used in) investing activities	(110)	(144)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(14)	(43)
Debt issuance and credit facility costs	(1)
Payment of common stock dividends to parent	(64)	(30)
Net cash provided by (used in) financing activities	(79)	(73)
Net Increase (Decrease) in Cash and Cash Equivalents	6	12
Cash and Cash Equivalents at Beginning of Period	11	11
Cash and Cash Equivalents at End of Period	$17	$23

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2016	2015
Assets

Current Assets
Cash and cash equivalents	$17	$11
Accounts receivable (less reserve: 2016, $2; 2015, $2)
Customer	128	117
Other	3	8
Accounts receivable from affiliates		1
Unbilled revenues	79	80
Fuel, materials and supplies	157	147
Prepayments	8	8
Regulatory assets	10	19
Other current assets	3	5
Total Current Assets	405	396

Property, Plant and Equipment
Regulated utility plant	7,148	7,099
Less: accumulated depreciation - regulated utility plant	819	759
Regulated utility plant, net	6,329	6,340
Construction work in progress	286	267
Property, Plant and Equipment, net	6,615	6,607

Other Noncurrent Assets
Regulatory assets	314	303
Goodwill	607	607
Other intangibles	47	50
Other noncurrent assets	50	48
Total Other Noncurrent Assets	1,018	1,008

Total Assets	$8,038	$8,011

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2016	2015
Liabilities and Equity

Current Liabilities
Short-term debt	$34	$48
Accounts payable	77	88
Accounts payable to affiliates	42	39
Customer deposits	27	26
Taxes	12	20
Regulatory liabilities	22	19
Interest	38	16
Asset retirement obligations	30	25
Other current liabilities	28	44
Total Current Liabilities	310	325

Long-term Debt	2,326	2,326

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,091	1,046
Investment tax credits	93	93
Accrued pension obligations	37	46
Asset retirement obligations	334	336
Regulatory liabilities	489	492
Other deferred credits and noncurrent liabilities	60	60
Total Deferred Credits and Other Noncurrent Liabilities	2,104	2,073

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,596	2,596
Earnings reinvested	394	383
Total Equity	3,298	3,287

Total Liabilities and Equity	$8,038	$8,011

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common				Accumulated
	stock				other
	shares		Additional		comprehensive
	outstanding	Common	paid-in	Earnings	income
	(a)	stock	capital	reinvested	(loss)	Total

December 31, 2015	37,818	$308	$2,596	$383		$3,287
Net income				75		75
Cash dividends declared on common stock				(64)		(64)
March 31, 2016	37,818	$308	$2,596	$394		$3,298

December 31, 2014	37,818	$308	$2,596	$302		$3,206
Net income				78		78
Cash dividends declared on common stock				(30)		(30)
Other comprehensive income (loss)					$(1)	(1)
March 31, 2015	37,818	$308	$2,596	$350	$(1)	$3,253

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2015 is derived from that Registrant's 2015 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2015 Form 10-K. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2016 financial statements.

(PPL)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Energy Supply, substantially representing PPL's former Supply segment, which was spun off and distributed to PPL shareowners on June 1, 2015. In addition, the Statement of Cash Flows for the three months ended March 31, 2015 separately reports the cash flows of the discontinued operations. See Note 8 for additional information.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 to each indicated Registrant's 2015 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy. During the three months ended March 31, 2016, PPL Electric purchased $382 million of accounts receivable from unaffiliated third parties. During the three months ended March 31, 2015, PPL Electric purchased $331 million of accounts receivable from unaffiliated third parties and $93 million from PPL EnergyPlus. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from an unaffiliated third party.

Discount Rate Change for U.K. Pension Plans (PPL)

In selecting the discount rate for its U.K. pension plans, WPD historically used a single weighted-average discount rate in the calculation of net periodic defined benefit cost. Effective January 1, 2016, WPD began using individual spot rates to measure service cost and interest cost to calculate net periodic defined benefit cost. For the three months ended March 31, 2016, this change in discount rate resulted in lower net periodic defined benefit costs recognized on the Statement of Income of $11 million ($9 million after-tax or $0.01 per share).

New Accounting Guidance Adopted (All Registrants)

Accounting for Stock-Based Compensation

Effective January 1, 2016, the Registrants adopted accounting guidance to simplify the accounting for share-based payment transactions. The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense on the statement of income, eliminates the requirement that excess tax benefits be realized before companies can recognize them and changes the threshold for statutory income tax withholding requirements to qualify for equity classification to the maximum statutory tax rates in the applicable jurisdictions. This guidance also changes the classification of excess tax benefits to an operating activity and employee taxes paid when shares are withheld to satisfy the employer's statutory income tax withholding obligation to a financing activity on the statement of cash flows and allows entities to make a policy election to either estimate forfeitures or recognize them when they occur. The adoption of this guidance had the following impacts:

•	Using the required prospective method of transition, PPL recorded a tax benefit of $8 million ($0.01 per share) and PPL Electric recorded a tax benefit of $5 million related to excess tax benefits for awards that were exercised and vested for the period ending March 31, 2016. These amounts were recorded to Income taxes on the Statements of Income and Deferred income taxes on the Balance Sheets. The impact on LKE was not significant.

•	PPL elected to use the prospective method of transition for classifying excess tax benefits as an Operating activity on the Statement of Cash Flows. The amounts classified as Financing activities in the prior periods were not significant.

•	Using the required modified retrospective method of transition, PPL recorded a cumulative effect adjustment of $7 million to increase Earnings reinvested and decrease Deferred income taxes on the Balance Sheet related to prior period unrecognized excess tax benefits.

•	PPL has historically presented employee taxes paid for net settled awards as a Financing activity on the Statement of Cash Flows. Therefore, there is no transition impact for this requirement.

•	PPL has elected to recognize forfeitures when they occur. Due to past experience of insignificant forfeitures there is no transition impact of this policy election.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2015 Form 10-K for a discussion of reportable segments and related information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are:

	Three Months
	2016	2015
Income Statement Data
Revenues from external customers
U.K. Regulated	$595	$697
Kentucky Regulated	826	899
Pennsylvania Regulated	585	630
Corporate and Other	5	4
Total	$2,011	$2,230

Net Income
U.K. Regulated (a)	$289	$375
Kentucky Regulated	112	109
Pennsylvania Regulated	94	87
Corporate and Other	(14)	(19)
Discontinued Operations (b)		95
Total	$481	$647

	March 31,	December 31,
	2016	2015
Balance Sheet Data
Assets
U.K. Regulated (c)	$15,802	$16,669
Kentucky Regulated	13,777	13,756
Pennsylvania Regulated	8,720	8,511
Corporate and Other (d)	410	365
Total assets	$38,709	$39,301

(a)	Includes unrealized gains and losses from hedging foreign-currency related economic activity. See Note 14 for additional information.
(b)	See Note 8 for additional information.
(c)	Includes $11.4 billion and $12.2 billion of net PP&E as of March 31, 2016 and December 31, 2015. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.
(d)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

4. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2016	2015
Income (Numerator)
Income from continuing operations after income taxes	$481	$552
Less amounts allocated to participating securities	2	3
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$479	$549

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic
and Diluted		$95

Net income	$481	$647
Less amounts allocated to participating securities	2	3
Net income available to PPL common shareowners - Basic and Diluted	$479	$644

	Three Months
	2016	2015
Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	675,441	666,974
Add incremental non-participating securities:
Share-based payment awards	3,376	1,758
Weighted-average shares - Diluted EPS	678,817	668,732

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.71	$0.83
Income (loss) from discontinued operations (net of income taxes)		0.14
Net Income	$0.71	$0.97

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.71	$0.82
Income (loss) from discontinued operations (net of income taxes)		0.14
Net Income	$0.71	$0.96

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months
	2016	2015

Stock-based compensation plans (a)	2,125	1,445
DRIP	402	419

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2016	2015

Stock options	696	1,473
Performance units		146

5. Income Taxes

Reconciliations of income taxes for the periods ended March 31 are as follows.

(PPL)

	Three Months
	2016	2015

Federal income tax on Income from Continuing Operations Before
Income Taxes at statutory tax rate - 35%	$231	$269
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	14
Valuation allowance adjustments	6	9
Impact of lower U.K. income tax rates	(54)	(62)
Interest benefit on U.K. financing entities	(5)	(7)
Stock-based compensation (a)	(8)
Other	(4)	(6)
Total increase (decrease)	(52)	(52)
Total income taxes	$179	$217

(a)	During the three months ended March 31, 2016, PPL recorded an $8 million tax benefit related to the application of new stock-based compensation accounting guidance. See Note 2 for additional information.

(PPL Electric)

	Three Months
	2016	2015

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$53	$51
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	10
Stock-based compensation (a)	(5)
Other	(1)	(2)
Total increase (decrease)	3	8
Total income taxes	$56	$59

(a)	During the three months ended March 31, 2016, PPL Electric recorded a $5 million tax benefit related to the application of new stock-based compensation accounting guidance. See Note 2 for additional information.

(LKE)

	Three Months
	2016	2015

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$67	$68
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	7	7
Valuation allowance adjustments		3
Stock-based compensation	(1)
Other	(1)	(2)
Total increase (decrease)	5	8
Total income taxes	$72	$76

(LG&E)

	Three Months
	2016	2015

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$32	$30
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3
Total increase (decrease)	3	3
Total income taxes	$35	$33

(KU)

	Three Months
	2016	2015

Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$42	$44
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Other		(1)
Total increase (decrease)	4	3
Total income taxes	$46	$47

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015

Current Regulatory Assets:
Environmental cost recovery	$6	$24
Transmission service charge	7	10	$7	$10
Other	13	14	2	3
Total current regulatory assets (a)	$26	$48	$9	$13

Noncurrent Regulatory Assets:
Defined benefit plans	$801	$809	$465	$469
Taxes recoverable through future rates	328	326	328	326
Storm costs	84	93	26	30
Unamortized loss on debt	68	68	43	42
Interest rate swaps	145	141
Accumulated cost of removal of utility plant	139	137	139	137
AROs	165	143
Other	17	16	2	2
Total noncurrent regulatory assets	$1,747	$1,733	$1,003	$1,006

Current Regulatory Liabilities:
Generation supply charge	$30	$41	$30	$41
Demand side management	11	8
Gas supply clause		6
Universal service rider	6	5	6	5
Transmission formula rate	37	48	37	48
Fuel adjustment clause	16	14
Storm damage expense	15	16	15	16
Other	4	7	1	3
Total current regulatory liabilities	$119	$145	$89	$113

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$693	$691
Coal contracts (b)	14	17
Power purchase agreement - OVEC (b)	82	83
Net deferred tax assets	22	23
Act 129 compliance rider	25	22	$25	$22
Defined benefit plans	24	24
Interest rate swaps	79	82
Other	3	3
Total noncurrent regulatory liabilities	$942	$945	$25	$22

	LKE		LG&E		KU
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Current Regulatory Assets:
Environmental cost recovery	$6	$24	$6	$13		$11
Gas supply clause		1		1
Gas line tracker	1	1	1	1
Other	10	9		1	$10	8
Total current regulatory assets	$17	$35	$7	$16	$10	$19

Noncurrent Regulatory Assets:
Defined benefit plans	$336	$340	$211	$215	$125	$125
Storm costs	58	63	32	35	26	28
Unamortized loss on debt	25	26	16	17	9	9
Interest rate swaps	145	141	103	98	42	43
AROs	165	143	64	57	101	86
Plant retirement costs	6	6			6	6
Other	9	8	4	2	5	6
Total noncurrent regulatory assets	$744	$727	$430	$424	$314	$303

	LKE		LG&E		KU
	March 31	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Current Regulatory Liabilities:
Demand side management	$11	$8	$5	$4	$6	$4
Gas supply clause		6		6
Fuel adjustment clause	16	14	3	2	13	12
Other	3	4		1	3	3
Total current regulatory liabilities	$30	$32	$8	$13	$22	$19

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$693	$691	$303	$301	$390	$390
Coal contracts (b)	14	17	6	7	8	10
Power purchase agreement - OVEC (b)	82	83	57	57	25	26
Net deferred tax assets	22	23	22	23
Defined benefit plans	24	24			24	24
Interest rate swaps	79	82	39	41	40	41
Other	3	3	1	2	2	1
Total noncurrent regulatory liabilities	$917	$923	$428	$431	$489	$492

(a)	These amounts are included in "Other current assets" on the Balance Sheets.
(b)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

In 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. WPD began refunding its liability for over-recovery of line losses to customers on April 1, 2015 and will continue through March 31, 2019. The liability at March 31, 2016 was $45 million.

Kentucky Activities

CPCN and ECR Filings (PPL, LKE, LG&E and KU)

On January 29, 2016, LG&E and KU submitted applications to the KPSC for CPCNs and for ECR rate treatment regarding upcoming environmental construction projects relating to the EPA's regulations addressing the handling of coal combustion byproducts and MATS. The construction projects are expected to begin in 2016 and continue through 2023 and are estimated to cost approximately $316 million at LG&E and $678 million at KU. The applications request an authorized 10% return on equity with respect to LG&E's and KU's ECR mechanisms consistent with the 2014 Kentucky rate case approved in June 2015. Two parties have been granted intervenor status in the proceedings.

Gas Franchise (LKE and LG&E)

LG&E's existing gas franchise agreement for the Louisville/Jefferson County service area expired on March 31, 2016. Pursuant to Kentucky law, upon expiration of a franchise, LG&E retains a revocable license to own and operate its facilities and to provide service. LG&E and city representatives are negotiating regarding a new franchise agreement and, in the interim, LG&E continues to provide gas service to customers in this service area at existing rates, but without collecting the prior franchise fee. LG&E cannot predict the outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operation.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates. EDCs not meeting the requirements of Act 129 are subject to significant penalties. In November 2015, PPL Electric filed with the PUC its Act 129 Phase III Energy Efficiency and Conservation Plan for the period June 1, 2016 through May 31, 2021. In January 2016, PPL Electric and the other parties reached a settlement of all major issues in the case and filed that settlement with the Administrative Law Judge. In March 2016, the PUC issued an Order approving PPL Electric's Phase III Plan as modified by the settlement, allowing PPL Electric to recover a maximum $313 million in program cost over the five-year period June 1, 2016 through May 31, 2021 through the Act 129 compliance rider.

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

PPL Electric has received PUC approval of biannual DSP procurement plans for all periods required under Act 129. In January 2016, PPL Electric filed a Petition for Approval of a new DSP procurement plan with the PUC for the period June 1, 2017 through May 31, 2021. Hearings are scheduled for June 2016. This proceeding remains pending before the PUC. PPL Electric cannot predict the outcome of this proceeding.

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

	March 31, 2016					December 31, 2015
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility	Jan. 2021	£210	£144		£72	£133
WPD (South West)
Syndicated Credit Facility	July 2020	245			245
WPD (East Midlands)
Syndicated Credit Facility	July 2020	300	37		263
WPD (West Midlands)
Syndicated Credit Facility	July 2020	300			300
Uncommitted Credit Facilities		40		£4	36		£4
Total U.K. Credit Facilities (a)		£1,095	£181	£4	£916	£133	£4

U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2021	$700		$700			$151
Syndicated Credit Facility	Nov. 2018	300		73	$227		300
Bilateral Credit Facility	Mar. 2017	150		17	133		20
Total PPL Capital Funding Credit Facilities		$1,150		$790	$360		$471

PPL Electric
Syndicated Credit Facility	Jan. 2021	$400		$126	$274		$1

LKE
Syndicated Credit Facility (b)	Oct. 2018	$75			$75	$75

	March 31, 2016					December 31, 2015
				Letters of			Letters of
				Credit			Credit
				and			and
				Commercial			Commercial
	Expiration			Paper	Unused		Paper
	Date	Capacity	Borrowed	Issued	Capacity	Borrowed	Issued
LG&E
Syndicated Credit Facility	Dec. 2020	$500		$82	$418		$142

KU
Syndicated Credit Facility	Dec. 2020	$400		$34	$366		$48
Letter of Credit Facility	Oct. 2017	198		198			198
Total KU Credit Facilities		$598		$232	$366		$246

(a) WPD plc's amounts borrowed at March 31, 2016 and December 31, 2015 were USD-denominated borrowings of $200 million for both periods, which bore interest at 1.26% and 1.83%. The unused capacity reflects the amount borrowed in GBP of £138 million as of the date borrowed. WPD (East Midlands) amount borrowed at March 31, 2016 was a GBP-denominated borrowing which equated to $51 million and bore interest at 0.91%. At March 31, 2016, the unused capacity under the U.K. credit facilities was approximately $1.3 billion.

(b)	LKE's interest rate on outstanding borrowings at December 31, 2015 was 1.68%.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	March 31, 2016				December 31, 2015
	Weighted -		Commercial		Weighted -	Commercial
	Average		Paper	Unused	Average	Paper
	Interest Rate	Capacity	Issuances	Capacity	Interest Rate	Issuances

PPL Capital Funding	0.85%	$1,000	$773	$227	0.78%	$451
PPL Electric	0.72%	400	125	275
LG&E	0.79%	350	82	268	0.71%	142
KU	0.64%	350	34	316	0.72%	48
Total		$2,100	$1,014	$1,086		$641

(LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL and PPL Electric)

In March 2016, the LCIDA issued $116 million of Pollution Control Revenue Refunding Bonds, Series 2016A due 2029 and $108 million of Pollution Control Revenue Refunding Bonds, Series 2016B due 2027 on behalf of PPL Electric. The bonds were issued bearing interest at an initial term rate of 0.90% through their mandatory purchase dates of September 1, 2017 and August 15, 2017. The proceeds of the bonds were used to redeem $116 million of 4.70% Pollution Control Revenue Refunding Bonds, 2005 Series A due 2029 and $108 million of 4.75% Pollution Control Revenue Refunding Bonds, 2005 Series B due 2027 previously issued by the LCIDA on behalf of PPL Electric.

In connection with the issuance of each of these new series of LCIDA bonds, PPL Electric entered into a loan agreement with the LCIDA pursuant to which the LCIDA has loaned to PPL Electric the proceeds of the LCIDA bonds on payment terms that correspond to the LCIDA bonds. In order to secure its obligations under the loan agreement, PPL Electric issued $224 million of First Mortgage Bonds under its 2001 Mortgage Indenture, which also have payment terms that correspond to the LCIDA bonds.

(PPL)

ATM Program

In February 2015, PPL filed a registration statement with the SEC and entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. For the periods ended March 31, 2016 and 2015, PPL did not issue any shares under the agreements.

Distributions

In February 2016, PPL declared a quarterly common stock dividend, payable April 1, 2016, of 38 cents per share (equivalent to $1.52 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

8. Acquisitions, Development and Divestitures

(All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 in the Registrants' 2015 Form 10-K for additional information.

(PPL)

Discontinued Operations

Spinoff of PPL Energy Supply

In June 2015, PPL and PPL Energy Supply completed the spinoff of PPL Energy Supply which combined its competitive power generation businesses with those of Riverstone to form a new, stand-alone, publicly traded company named Talen Energy.

Following completion of the spinoff, PPL shareowners owned 65% of Talen Energy and affiliates of Riverstone owned 35%. The spinoff had no effect on the number of PPL common shares owned by PPL shareowners or the number of shares of PPL common stock outstanding. The transaction is intended to be tax-free to PPL and its shareowners for U.S. federal income tax purposes.

PPL has no continuing ownership interest in or control of Talen Energy and Talen Energy Supply (formerly PPL Energy Supply). See Note 8 in PPL's 2015 Form 10-K for additional information.

Continuing Involvement (PPL and PPL Electric)

As a result of the spinoff, PPL and PPL Energy Supply entered into a Transition Services Agreement (TSA) that terminates no later than two years after the spinoff. Pursuant to the TSA, PPL is providing Talen Energy certain information technology, financial and accounting, human resource and other specified services. For the three months ended March 31, 2016, the amounts PPL billed Talen Energy for these services were $10 million. In general, the fees for the transition services allow the provider to recover its cost of the services, including overheads, but without margin or profit.

Additionally, prior to the spinoff, through the annual competitive solicitation process, PPL EnergyPlus was awarded supply contracts for a portion of the PLR generation supply for PPL Electric, which were retained by Talen Energy Marketing as part of the spinoff. PPL Electric's supply contracts with Talen Energy Marketing extend through November 2016. Energy purchases from PPL EnergyPlus were previously included in PPL Electric's Statements of Income as "Energy purchases from affiliate" but were eliminated in PPL's Consolidated Statements of Income.

For the three months ended March 31, 2016, PPL Electric's energy purchases from Talen Energy Marketing were $54 million and are no longer considered affiliate transactions.

Summarized Results of Discontinued Operations (PPL)

The operations of the Supply segment prior to the spinoff on June 1, 2015 are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of Discontinued Operations in the Statement of Income for the period ended March 31, 2015:

Operating revenues	$944
Operating expenses	767
Other Income (Expense) - net	7
Interest expense (a)	38
Income (loss) before income taxes	146
Income tax expense (benefit)	51
Income (Loss) from Discontinued Operations (net of income taxes)	$95

(a)	Includes interest associated with the Supply Segment with no additional allocation as the Supply segment was sufficiently capitalized.

Development

Regional Transmission Line Expansion Plan (PPL and PPL Electric)

Northeast/Pocono

In October 2012, the FERC issued an order in response to PPL Electric's December 2011 request for ratemaking incentives for the Northeast/Pocono Reliability project (a new 58-mile, 230 kV transmission line that includes three new substations and upgrades to adjacent facilities). The FERC granted the incentive for inclusion in rate base of all prudently incurred construction work in progress costs but denied the requested incentive for a 100 basis point adder to the return on equity.

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project. In January 2014, the PUC issued a Final Order approving the application. The line was energized in April 2016, completing the $350 million project which includes additional substation security enhancements. Costs related to the project were capitalized and are included on the Balance Sheets, primarily in "Regulated utility plant."

9. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE and its subsidiaries and LG&E for the three month periods ended March 31:

	Pension Benefits				Other Postretirement Benefits
	U.S.		U.K.
	2016	2015	2016 (b)	2015	2016	2015
PPL
Service cost	$17	$30	$18	$20	$2	$4
Interest cost	43	57	62	79	6	7
Expected return on plan assets	(56)	(75)	(133)	(131)	(5)	(7)
Amortization of:
Prior service cost	1	2
Actuarial (gain) loss	15	24	37	39
Net periodic defined benefit costs (credits) (a)	$20	$38	$(16)	$7	$3	$4
LKE
Service cost	$6	$7	$1	$1
Interest cost	17	17	2	2
Expected return on plan assets	(21)	(22)	(2)	(1)
Amortization of:
Prior service cost	1	2	1	1
Actuarial (gain) loss	5	8
Net periodic defined benefit costs (credits)	$8	$12	$2	$3

	Pension Benefits				Other Postretirement Benefits
	U.S.		U.K.
	2016	2015	2016 (b)	2015	2016	2015
LG&E
Interest cost	$3	$3
Expected return on plan assets	(5)	(5)
Amortization of:
Prior service cost	1	1
Actuarial (gain) loss	2	3
Net periodic defined benefit costs (credits)	$1	$2

(a)	For the three months ended March 31, 2015, the total net periodic defined benefit cost includes $11 million reflected in discontinued operations related to costs allocated from PPL's plans to PPL Energy Supply prior to the spinoff.
(b)	See Note 2 for a discussion of changes to the discount rate used for the U.K. Pension Plans.

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

	Three Months
	2016	2015

PPL Electric	$6	$8

LG&E	2	3
KU	3	5

10. Commitments and Contingencies

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

(PPL, LKE, LG&E and KU)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the plant. In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one Clean Air Act claim, but declined to dismiss their common law tort claims. Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the state common law claims are preempted by federal statute. In December 2014, the U.S. Court of Appeals for the Sixth

Circuit issued an order granting appellate review regarding the above matter. Oral argument before the Sixth Circuit was held in August 2015. In November 2015, the Sixth Circuit issued an opinion affirming the District Court's ruling that plaintiffs' state law claims are not preempted by the Clean Air Act and remanding the matter to the District Court for further proceedings. Certain discovery matters are before the District Court. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act. The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit. The Sierra Club seeks civil penalties, injunctive relief, costs and attorney's fees. In August 2015, the Court denied cross-motions for summary judgment filed by both parties and directed the parties to proceed with discovery. Discovery proceedings are underway and the parties have also conducted limited settlement discussions in the matter. PPL, LKE and LG&E cannot predict the outcome of this matter or the potential impact on the operations of the Mill Creek plant, including increased capital or operating costs, if any, but believe the plant is operating in compliance with the permits.

E.W. Brown Environmental Claims

In October 2015, KU received a notice of intent from Earthjustice and the Sierra Club informing certain federal and state agencies of the Sierra Club's intent to file a citizen suit, following expiration of the mandatory 60-day notification period, for alleged violations of the Clean Water Act. The claimant alleges discharges at the E.W. Brown plant in violation of applicable rules and the plant's water discharge permit. The claimant asserts that, unless the alleged discharges are promptly brought into compliance, it intends to seek civil penalties, injunctive relief and attorney's fees. In November 2015, the claimants submitted an amended notice of intent to add the Kentucky Waterways Alliance as a claimant. The parties have conducted limited settlement discussions in the matter. PPL, LKE and KU cannot predict the outcome of this matter or the potential impact on the operations of the E. W. Brown plant, including increased capital or operating costs, if any.

Trimble County Unit 2 Air Permit

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the Trimble County Unit 2 baseload coal-fired generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which, in January 2010, were incorporated into a final revised permit issued by the Kentucky Division for Air Quality.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact on the operations of the Trimble County plant, including increased capital or operating costs, if any.

Trimble County Water Discharge Permit

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant.  In November 2010, the KEEC issued a final order upholding the permit that was subsequently appealed by the environmental groups.  In September 2013, the Franklin Circuit Court reversed the KEEC order upholding the permit and remanded the permit to the agency for further proceedings.  LG&E and the KEEC appealed the order to the Kentucky Court of Appeals.  In July 2015, the Court of Appeals upheld the lower court ruling.  On February 10, 2016, the Kentucky Supreme Court issued an order granting discretionary review. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or the potential impact on the operations of the Trimble County plant, including increased capital or operating costs, if any.

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

Environmental Matters - Domestic

(All Registrants)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace, or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules.

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state, or local environmental requirements applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable. Because PPL Electric does not own any generating plants, its exposure to related environmental compliance costs is reduced. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

(PPL, LKE, LG&E and KU)

Air

The Clean Air Act, which regulates air pollutants from mobile and stationary sources, has a significant impact on the operation of fossil fuel plants. The Clean Air Act requires the EPA periodically to review and establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter, and sulfur dioxide.

Federal environmental regulations of these criteria pollutants require states to adopt implementation plans, known as state implementation plans, for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a state implementation plan both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. In addition, for attainment of ozone and fine particulates standards, states in the eastern portion of the country, including Kentucky, are subject to a regional program developed by the EPA known as the Cross-State Air Pollution Rule. The NAAQS, future revisions to the NAAQS and state implementation plans, or future revisions to regional programs, may require installation of additional pollution controls, the costs of which PPL, LKE, LG&E and KU believe are subject to cost recovery.

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

In 2010, the EPA finalized revised NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky. Attainment must be achieved by 2018. PPL, LKE, LG&E and KU anticipate that certain previously required compliance measures, such as upgraded or new sulfur dioxide scrubbers at certain plants and the retirement of coal-fired generating units at LG&E's Cane Run plant and KU's Green River plant, will help to achieve compliance with the new sulfur dioxide and ozone standards. If additional reductions are required, the costs could be significant.

Mercury and Air Toxics Standards (MATS)

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, with an effective date of April 16, 2012. The MATS rule was challenged by industry groups and states and was upheld by the U.S. Court of Appeals for the D. C. Circuit Court (D.C. Circuit Court) in April 2014. A group of states subsequently petitioned the U.S. Supreme Court (Supreme Court) to review this decision and in June 2015, the Supreme Court held that the EPA failed to properly consider costs when deciding to regulate hazardous air emissions from power plants under MATS.  The Supreme Court remanded the matter to the D.C. Circuit Court, which in December 2015 remanded the rule to EPA without vacating it. The EPA has proposed a supplemental finding regarding costs of the rule and has announced that it intends to make a final determination in 2016. The EPA's MATS rule remains in effect during the pendency of the ongoing proceedings.

LG&E and KU have installed significant controls in connection with the MATS rule and in conjunction with compliance with other environmental requirements, including fabric-filter baghouses, upgraded scrubbers or chemical additive systems for which appropriate KPSC authorization and/or ECR treatment has been received. LG&E and KU are seeking KPSC approval for a compliance plan providing for installation of additional MATS-related controls; however, the estimated cost of these controls is not expected to be significant for either LG&E or KU. PPL, LKE, LG&E and KU cannot predict the outcome of the MATS rule or its potential impact, if any, on plant operations, rate treatment or future capital or operating needs. See Note 6 for additional information.

New Source Review (NSR)

The NSR litigation brought by the EPA, states and environmental groups against coal-fired generating plants in past years continues to proceed through the courts. Although none of this litigation directly involves PPL, LKE, LG&E or KU, it can influence the permitting of large capital projects at LG&E's and KU's power plants, the costs of which cannot presently be determined but could be significant.

Climate Change

There is continuing attention focused on issues related to climate change. Most recently, in December 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate which establishes a comprehensive framework for the reduction of greenhouse gas (GHG) emissions from both developed and developing nations. Although the agreement does not establish binding reduction requirements, it requires each nation to prepare, communicate and maintain GHG reduction commitments. Reductions can currently be achieved in a variety of ways, including energy conservation, power plant efficiency improvements, reduced utilization of coal-fired generation, or replacing coal-fired generation with natural gas or renewable generation. Based on EPA's Clean Power Plan described below, the U.S. has committed to an initial reduction target of 26% to 28% below 2005 levels by 2025.

The EPA's Rules under Section 111 of the Clean Air Act

As further described below, the EPA finalized rules imposing GHG emission standards for both new and existing power plants. The EPA has also issued a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan under these rules. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act has been challenged in the D.C. Circuit Court by several states and industry groups. On February 9, 2016, the Supreme Court stayed the rule for existing plants (the Clean Power Plan) pending the D.C. Circuit Court's review and subsequent review by the Supreme Court if a writ of certiorari is filed and granted.

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

The EPA's Clean Power Plan

The EPA's rule for existing power plants, referred to as the Clean Power Plan, was published in the Federal Register in October 2015. The Clean Power Plan contains state-specific rate-based and mass-based reduction goals and guidelines for the development, submission and implementation of state implementation plans to achieve the state goals. State-specific goals were calculated from 2012 data by applying the EPA's broad interpretation and definition of the BSER, resulting in the most stringent targets to be met in 2030, with interim targets to be met beginning in 2022. The EPA believes it has offered some flexibility to the states as to how their compliance plans can be crafted, including the option to use a rate-based approach (limit emissions per megawatt hour) or a mass-based approach (limit total tons of emissions per year), and the option to demonstrate compliance through emissions trading and multi-state collaborations. Under the rate-based approach, Kentucky would need to make a 41% reduction from its 2012 emissions rate and under a mass-based approach it would need to make a 36% reduction. These reductions are significantly greater than initially proposed and present significant challenges to the state. If the Clean Power Plan is ultimately upheld and Kentucky fails to develop an approvable implementation plan by the applicable deadline, the EPA would impose a federal implementation plan that could be more stringent than what the state plan might provide. Depending on the provisions of the Kentucky implementation plan, LG&E and KU may need to modify their current portfolio of generating assets during the next decade and/or participate in an allowance trading program.

LG&E and KU are participating in the ongoing regulatory processes at the state and federal level. Various states, industry groups, and individual companies including LKE have filed petitions for reconsideration with EPA and petitions for review with the D.C. Circuit Court challenging the Clean Power Plan. On February 9, 2016, the Supreme Court stayed the rule pending the D.C. Circuit Court's review. PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact, if any, on plant operations, or future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to cost recovery.

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

Water/Waste

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective on October 19, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable solely through citizen suits. LG&E and KU are also subject to state rules applicable to CCR management which may potentially be modified to reflect some or all requirements of the federal rule. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule which are pending before the D.C. Circuit Court of Appeals.

LG&E and KU are pursuing KPSC approval for a compliance plan providing for construction of additional landfill capacity at the Brown Station, closure of impoundments at the Mill Creek, Trimble County, Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with federal CCR rule requirements, LG&E and KU are also proposing to close impoundments at the retired Green River, Pineville, and Tyrone plants to comply with applicable state law requirements. PPL, LKE, LG&E, and KU estimate the cost of these CCR compliance measures at $311 million for LG&E and $661 million for KU. See Note 6 for additional information.

In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs during 2015. See Note 16 for additional information. Further increases to AROs or changes to current capital plans or to operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

Clean Water Act

Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for many of LG&E's and KU's facilities and construction projects. Many of those requirements relate to power plant operations, including requirements related to the treatment of pollutants in effluents prior to discharge, the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities, standards intended to protect aquatic organisms by reducing capture in the screens attached to cooling water intake structures (impingement) at generating facilities and the water volume brought into the facilities (entrainment). The requirements could impose significant costs which are subject to rate recovery.

Effluent Limitations Guidelines (ELGs)

On September 30, 2015, the EPA released its final effluent limitations guidelines for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater, and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical, and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA, but the requirements of the rule must be fully implemented no later than 2023. It has not been decided how Kentucky intends to integrate the ELGs into its routine permit renewal process. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule which have been consolidated before the 5th Circuit Court of Appeals. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to fully estimate compliance costs or timing at this time although certain preliminary estimates are included in current capital forecasts, for applicable periods. Costs to comply with ELGs or other discharge limits, which are expected to be significant, are subject to rate recovery.

Clean Water Act Section 316(b)

The EPA's final 316(b) rule for existing facilities became effective in October 2014, and regulates cooling water intake structures and their impact on aquatic organisms. States are allowed broad discretion to make site-specific determinations under the rule. The rule requires existing facilities to choose between several options to reduce the impact to aquatic organisms that become trapped against water intake screens (impingement) and to determine the intake structure's impact on aquatic organisms pulled through a plant's cooling water system (entrainment). Plants equipped with closed-cycle cooling, an acceptable option, would likely not incur substantial costs. Once-through systems would likely require additional technology to comply with the rule. Based on studies conducted by LG&E and KU to date, all plants will incur only insignificant operational costs. In addition, LG&E's Mill Creek Unit 1 is expected to incur capital costs. PPL, LKE, LG&E and KU are evaluating compliance strategies but do not presently expect the compliance costs, which are subject to rate recovery, to be significant.

(All Registrants)

Waters of the United States (WOTUS)

The U.S. Court of Appeals for the Sixth Circuit has issued a stay of EPA's rule on the definition of WOTUS pending the court's review of the rule. The effect of the stay is that the WOTUS rule is not in effect anywhere in the United States. The ultimate outcome of the court's review of the rule remains uncertain. Because of the strict permitting programs already in place in Kentucky and Pennsylvania, the Registrants do not expect the rule to have a significant impact on their operations.

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which allow certain PCB articles to remain in use. In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations. This rulemaking could lead to a phase-out of all or some PCB-containing equipment. The EPA has postponed the release of the revised regulations to June 2016. The Registrants cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on their facilities, but the costs could be significant.

Superfund and Other Remediation (All Registrants)

PPL Electric is potentially responsible for costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site, the Metal Bank site and the Brodhead site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric. Should the EPA require different or additional measures in the future, however, or should PPL Electric's share of costs at multi-party sites increase substantially more than expected, the costs could be significant.

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

There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. LG&E and KU lack information on the conditions of such additional sites and are therefore unable to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these matters. At March 31, 2016 and December 31, 2015, PPL Electric has a liability of $10 million representing its best estimate of the probable loss incurred to remediate additional sites previously owned or operated by PPL Electric predecessors or affiliates. Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which information is incomplete, the costs of remediation and other liabilities could be significant and may be as much as approximately $30 million.

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

Future cleanup or remediation work at sites under review, or at sites not yet identified, may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be applicable to certain of the costs or other obligations related to these matters but the amount of insurance coverage or reimbursement cannot be estimated or assured.

Environmental Matters - WPD (PPL)

WPD's distribution businesses are subject to certain statutory and regulatory environmental requirements. In connection with the matters discussed below, it may be necessary for WPD to incur significant compliance costs, which costs may be recoverable through rates subject to the approval of Ofgem. PPL believes that WPD has taken and continues to take measures to comply with all applicable environmental laws and regulations.

European Union Creosote Ban

In 2011, the European Commission amended the European Union Biocides Directive to ban the use of creosote in contact with soil. Creosote is a wood preservative used to extend the life of wooden poles that support power lines. Although European Union member countries were required to pass implementing laws by 2012, the U.K. has not passed an implementing law and there are no legal penalties for failing to do so. If the U.K. were to pass an implementing law, WPD's creosote-treated wood poles would need to be replaced with an acceptable alternative at the time of routine replacement. WPD has 1.4 million wood poles in its system. There are currently no alternative wood preservatives available that are acceptable to the industry and/or regulators. It is not currently anticipated that the U.K. will adopt legislation to implement the creosote ban.

Carbon Reduction Commitment

The U.K.'s Carbon Reduction Commitment is a binding law that requires WPD to file reports regarding its carbon emissions and to purchase carbon allowances to offset emissions associated with WPD's operations. Failure to do so subjects WPD to fines and penalties. The approximate annual cost of purchasing allowances is £400 thousand and is included in WPD's budgeted expenditures. WPD expects these costs to decrease as 18 fuel sources previously subject to these reporting and emission allowance requirements have been exempted from these requirements. In addition, it is expected that energy efficiency measures will continue to decrease WPD's carbon emissions.

Insulating Oil

In 2014, the U.K. Environment Agency interpreted the Waste Framework Directive (a U.K. law) to classify electrical insulating oil as a hazardous waste. As a result, under the Hazardous Waste Regulations 2005 all sites with electrical equipment (other than pole mounted transformers) must be individually registered and licensed as a hazardous waste site, records must be maintained of all shipments of insulating oil to or from those sites and appropriate personnel must be trained on the license requirements. WPD has submitted, or is in the process of submitting, all required permit applications and is conducting training of WPD personnel as required. Compliance visits have been undertaken by the U.K. Environment Agency with no significant findings or permit violations.

Discharge at Substation

In 2014, a leak from a cable joint at a substation resulted in a discharge of a substance known as Linear Alkyl Benzene.  The leak did not directly affect any third parties but did reduce the use of River Rea. WPD has taken interim remedial measures and is developing an overall remedial action package in collaboration with the U.K. Environment Agency.  WPD has made a voluntary contribution of £25 thousand to a public park under an agreement among WPD, the U.K. Environment Agency and a local wildlife trust. WPD expects to incur additional costs to address this incident, including reimbursement of oversight costs incurred by the U.K. Environment Agency, that are not expected to be significant.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2016. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at March 31, 2016, was $24 million for PPL and $18 million for LKE. The total recorded liability at December 31, 2015, was $25 million for PPL and $18 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at		Expiration
	March 31, 2016		Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$11	(b)	2019
WPD guarantee of pension and other obligations of unconsolidated entities	111	(c)

PPL Electric
Guarantee of inventory value	26	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

(a)	Indemnifications related to certain liabilities, including a specific unresolved tax issue and those relating to properties and assets owned by the seller that were transferred to WPD Midlands in connection with the acquisition. A cross indemnity has been received from the seller on the tax issue. The maximum exposure and expiration of these indemnifications cannot be estimated because the maximum potential liability is not capped and the expiration date is not specified in the transaction documents.
(b)	Indemnification to the liquidators and certain others for existing liabilities or expenses or liabilities arising during the liquidation process. The indemnifications are limited to distributions made from the subsidiary to its parent either prior or subsequent to liquidation or are not explicitly stated in the agreements. The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities. The exposure noted only includes those cases where the agreements provide for specific limits.

In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters or have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees. Additionally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.

(c)	Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At March 31, 2016, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.
(d)	A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.
(e)	LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that fall outside the cap. Another WKE-related LKE guarantee covers other indemnifications related to the purchase price of excess power, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision, and such motion was denied by the court in September 2015. In September 2015, a counterparty issued a demand letter to LKE's indemnitee. In February 2016, the counterparty filed a complaint in Henderson, Kentucky Circuit Court, seeking an award of damages in the matter. LKE does not believe appropriate contractual, legal or commercial grounds exist for the claim made and has disputed the demands. LKE believes its indemnification obligations in the WKE matter remain subject to various uncertainties, including additional legal and contractual developments, as well as future prices, availability and demand for the subject excess power. The parties are conducting preliminary settlement discussions, however, the ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the indemnification circumstances, but does not expect such outcomes to result in significant losses above the amounts recorded.
(f)	Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $124 million at March 31, 2016, consisting of LG&E's share of $86 million and KU's share of $38 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" and "Guarantees and Other Assurances" in Note 13 in PPL's, LKE's, LG&E's and KU's 2015 Form 10-K for additional information on the OVEC power purchase contract.

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

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services and LKS provide their respective PPL and LKE subsidiaries and each other with administrative, management and support services.  PPL EU Services provides the majority of financial, supply chain, human resources and facilities management services primarily to PPL Electric.  PPL Services provides certain corporate functions to PPL Electric. For all service companies, the costs of these services are charged to the respective recipients as direct support costs.  General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs.  PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs.  LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended March 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months
	2016	2015

PPL Electric from PPL Services	$37	$30
LKE from PPL Services	5	4
PPL Electric from PPL EU Services	17	15

LG&E from LKS	47	51
KU from LKS	56	56

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

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. At March 31, 2016 and December 31, 2015, $147 million and $54 million were outstanding and were reflected in "Notes payable with affiliate" on the Balance Sheets. The interest rate on borrowings is equal to one-month LIBOR plus a spread. The interest rates on the outstanding borrowing at March 31, 2016 and December 31, 2015 were 1.94% and 1.74%. Interest on the revolving line of credit was not significant for the three months ended March 31, 2016 and 2015.

LKE has a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%.  At March 31, 2016, the note was reflected in "Long-term debt to affiliate" on the Balance Sheet.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three months ended March 31, 2016 and 2015 consisted primarily of gains on foreign currency contracts to economically hedge PPL's translation risk related to its GBP denominated earnings in the U.K. See Note 14 for additional information on these derivatives.

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three months ended March 31, 2016 and 2015, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2015 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$814	$814			$836	$836
Restricted cash and cash equivalents (a)	32	32			33	33
Price risk management assets (b):
Foreign currency contracts	249		$249		209		$209
Cross-currency swaps	188		188		86		86
Total price risk management assets	437		437		295		295
Auction rate securities (c)	2			$2	2			$2
Total assets	$1,285	$846	$437	$2	$1,166	$869	$295	$2

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$95		$95		$71		$71
Foreign currency contracts	3		3		1		1
Total price risk management liabilities	$98		$98		$72		$72

PPL Electric
Assets
Cash and cash equivalents	$34	$34			$47	$47
Restricted cash and cash equivalents (a)	2	2			2	2
Total assets	$36	$36			$49	$49

LKE
Assets
Cash and cash equivalents	$28	$28		$30	$30
Cash collateral posted to counterparties (d)	8	8		9	9
Total assets	$36	$36		$39	$39

Liabilities
Price risk management liabilities:
Interest rate swaps	$53		$53	$47		$47
Total price risk management liabilities	$53		$53	$47		$47

LG&E
Assets
Cash and cash equivalents	$11	$11		$19	$19
Cash collateral posted to counterparties (d)	8	8		9	9
Total assets	$19	$19		$28	$28

Liabilities
Price risk management liabilities:
Interest rate swaps	$53		$53	$47		$47
Total price risk management liabilities	$53		$53	$47		$47

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$17	$17			$11	$11
Total assets	$17	$17			$11	$11

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(c)	Included in "Other noncurrent assets" on the Balance Sheets.
(d)	Included in "Other noncurrent assets" on the Balance Sheets. Represents cash collateral posted to offset the exposure with counterparties related to certain interest rate swaps under master netting arrangements that are not offset.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Contracts/Cross-Currency Swaps (PPL, LKE, LG&E and KU)

To manage interest rate risk, PPL, LKE, LG&E and KU use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps. To manage foreign currency risk, PPL uses foreign currency contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency contracts. An income approach is used to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP), as well as inputs that may not be observable, such as credit valuation adjustments. In certain cases, market information cannot practicably be obtained to value credit risk and therefore internal models are relied upon. These models use projected probabilities of default and estimated recovery rates based on historical observances. When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

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

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount (a)	Fair Value	Amount (a)	Fair Value

PPL	$18,559	$21,046	$19,048	$21,218
PPL Electric	2,829	3,216	2,828	3,088

LKE	5,088	5,625	5,088	5,384
LG&E	1,642	1,779	1,642	1,704
KU	2,326	2,587	2,326	2,467

(a)	Amounts are net of debt issuance costs.

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

14. Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The Risk Management Committee, comprised of senior management and chaired by the Director - Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, value-at-risk analyses (VaR, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level) and the coordination and reporting of the Enterprise Risk Management program.

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

The following summarizes the market risks that affect PPL and its subsidiaries.

Interest rate risk

•	PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. LG&E utilizes over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

•	PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

Foreign currency risk

•	PPL is exposed to foreign currency exchange risk primarily associated with its investments in and earnings of U.K. affiliates.

Commodity price risk

PPL is exposed to commodity price risk through its domestic subsidiaries as described below.

•	PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk. PPL Electric also mitigates its exposure to commodity price risk by entering into full-requirement supply agreements to serve its PLR customers. These supply agreements transfer the commodity price risk associated with the PLR obligation to the energy suppliers.

•	LG&E's and KU's rates include certain mechanisms for fuel and fuel-related expenses. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.

Volumetric risk

PPL is exposed to volumetric risk through its domestic subsidiaries as described below.

•	WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO - ED1 price control period, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2015 Form 10-K for additional information on revenue recognition under RIIO - ED1.

•	PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Equity securities price risk

•	PPL and its subsidiaries are exposed to equity securities price risk associated with defined benefit plans. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

•	PPL is exposed to equity securities price risk from future stock sales and/or purchases.

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

PPL had an obligation to return $15 million of cash collateral under master netting arrangements at March 31, 2016 and no obligation to return cash collateral under master netting arrangements at December 31, 2015.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at March 31, 2016 and December 31, 2015.

PPL, LKE and LG&E posted $8 million and $9 million of cash collateral under master netting arrangements at March 31, 2016 and December 31, 2015.

KU did not post any cash collateral under master netting arrangements at March 31, 2016 and December 31, 2015.

See "Offsetting Derivative Instruments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

Interest Rate Risk

(All Registrants)

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk. Various financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolio, adjust the duration of the debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate. Risk limits under PPL's risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in benchmark interest rates. In addition, the interest rate risk of certain subsidiaries is potentially mitigated as a result of the existing regulatory framework or the timing of rate cases.

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At March 31, 2016, PPL held an aggregate notional value in interest rate swap contracts of $300 million that range in maturity through 2026.

At March 31, 2016, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $1.3 billion that range in maturity from 2016 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended March 31, 2016 and 2015, PPL had no hedge ineffectiveness associated with interest rate derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring. For the three months ended March 31, 2016, PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges and no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges for the three months ended March 31, 2015.

At March 31, 2016, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2016, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. The contracts outstanding at March 31, 2016 had a notional amount of £116 million (approximately $180 million based on contracted rates). The settlement dates of these contracts range from April 2016 through June 2016.

At March 31, 2016, PPL had $21 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to $19 million at December 31, 2015.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At March 31, 2016, the total exposure hedged by PPL was approximately £2.0 billion (approximately $3.1 billion based on contracted rates). These contracts had termination dates ranging from April 2016 through November 2018.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2016 and December 31, 2015.

See Notes 1 and 17 in each Registrant's 2015 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets, excluding derivative instruments of discontinued operations.

	March 31, 2016				December 31, 2015
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments		hedging instruments		as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)		$42		$6		$24		$5
Cross-currency swaps (b)	$71				$35
Foreign currency
contracts	12		$100	3	10		$94	1
Total current	83	42	100	9	45	24	94	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)				47				42
Cross-currency swaps (b)	117				51
Foreign currency
contracts			137				105
Total noncurrent	117		137	47	51		105	42
Total derivatives	$200	$42	$237	$56	$96	$24	$199	$48

(a)	Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.
(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the three months ended March 31.

				2016		2015
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
			Location of	Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Gain (Loss)	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Recognized	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		in Income	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2016	2015	on Derivative	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(18)	$(19)	Interest expense	$(1)		$(4)
Cross-currency swaps	113	21	Interest expense	1		1
			Other income
			(expense) - net	97		17
Commodity contracts			Discontinued operations			7
Total	$95	$2		$97		$21

Net Investment Hedges:
Foreign currency contracts	$3	$16

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	2016	2015

Foreign currency contracts	Other income (expense) - net	$60	$88
Interest rate swaps	Interest expense	(2)	(2)
	Total	$58	$86

Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2016	2015

Interest rate swaps	Regulatory assets- noncurrent		$(56)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	2016	2015

Interest rate swaps	Regulatory assets - noncurrent	$(6)	$(4)

(LKE)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2016	2015

Interest rate swaps	Regulatory assets - noncurrent		$(56)

(LG&E)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2016	2015

Interest rate swaps	Regulatory assets - noncurrent		$(28)

(KU)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2016	2015

Interest rate swaps	Regulatory assets - noncurrent		$(28)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		$6		$5
Total current		6		5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps		47		42
Total noncurrent		47		42
Total derivatives		$53		$47

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended March 31.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	2016	2015

Interest rate swaps	Interest expense	$(2)	$(2)

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	2016	2015

Interest rate swaps	Regulatory assets - noncurrent	$(6)	$(4)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
			Cash				Cash
		Derivative	Collateral			Derivative	Collateral
	Gross	Instruments	Received	Net	Gross	Instruments	Pledged	Net

March 31, 2016
Treasury Derivatives
PPL	$437	$45	$15	$377	$98	$45	$8	$45
LKE	53	8	45
LG&E	53	8	45

December 31, 2015
Treasury Derivatives
PPL	$295	$25	$270	$72	$25	$9	$38
LKE	47	9	38
LG&E	47	9	38

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

(PPL, LKE and LG&E)

At March 31, 2016, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E

Aggregate fair value of derivative instruments in a net liability position with credit risk-related
contingent features	$31	$30	$30
Aggregate fair value of collateral posted on these derivative instruments	8	8	8
Aggregate fair value of additional collateral requirements in the event of
a credit downgrade below investment grade (a)	23	22	22

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill

(PPL)

The change in the carrying amount of goodwill for the three months ended March 31, 2016 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU

Balance at December 31, 2015	$586	$535	$175	$360
Accretion	6	6	2	4
Effect of foreign currency exchange rates	(4)
Obligations settled	(1)	(1)	(1)
Balance at March 31, 2016	$587	$540	$176	$364

LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the final CCR rule and Note 6 for information on the rate recovery applications with the KPSC. LG&E's and KU's accretion and ARO-related depreciation expense are recorded as a regulatory asset, such that there is no net earnings impact.

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the three month periods ended March 31 were as follows.

	Foreign	Unrealized gains (losses)			Defined benefit plans
	currency	Available-		Equity	Prior	Actuarial
	translation	for-sale	Qualifying	investees'	service	gain
	adjustments	securities	derivatives	AOCI	costs	(loss)	Total

December 31, 2015	$(520)		$(7)		$(6)	$(2,195)	$(2,728)
Amounts arising during the period	(464)		80				(384)
Reclassifications from AOCI			(78)			31	(47)
Net OCI during the period	(464)		2			31	(431)
March 31, 2016	$(984)		$(5)		$(6)	$(2,164)	$(3,159)

December 31, 2014	$(286)	$201	$20	$1	$3	$(2,213)	$(2,274)
Amounts arising during the period	(66)	5	6			(1)	(56)
Reclassifications from AOCI		(1)	(17)	(1)		38	19
Net OCI during the period	(66)	4	(11)	(1)		37	(37)
March 31, 2015	$(352)	$205	$9	$	$3	$(2,176)	$(2,311)

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the three month periods ended March 31. The defined benefit plan components of AOCI are not reflected in their entirety in the Statement of Income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 9 for additional information.

	Three Months		Affected Line Item on the
Details about AOCI	2016	2015	Statements of Income

Available-for-sale securities		$2	Other Income (Expense) - net
Total Pre-tax		2
Income Taxes		(1)
Total After-tax		1

Qualifying derivatives
Interest rate swaps	$(1)	(4)	Interest Expense
Cross-currency swaps	97	17	Other Income (Expense) - net
	1	1	Interest Expense
Commodity contracts		7	Discontinued operations
Total Pre-tax	97	21
Income Taxes	(19)	(4)
Total After-tax	78	17

	Three Months		Affected Line Item on the
Details about AOCI	2016	2015	Statements of Income
Equity investees' AOCI		2	Other Income (Expense) - net
Total Pre-tax		2
Income Taxes		(1)
Total After-tax		1

Defined benefit plans
Net actuarial loss	(40)	(51)
Total Pre-tax	(40)	(51)
Income Taxes	9	13
Total After-tax	(31)	(38)

Total reclassifications during the period	$47	$(19)

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

Accounting for Leases

In February 2016, the FASB issued accounting guidance for leases. This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, the FASB retained a dual model for lessees, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.

Lessor accounting under the new guidance is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Similar to current practice, lessors will classify leases as operating, direct financing, or sales-type.

The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.

The Registrants are currently assessing the impact of adopting this guidance.

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2015 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy, a description of key factors expected to impact future earnings and a discussion of important financial and operational developments.

•	"Results of Operations" for PPL provides a detailed analysis of earnings by segment, and for PPL Electric, LKE, LG&E and KU, includes a summary of earnings. For all Registrants, "Non-GAAP Financial Measures", "Earnings from Ongoing Operations" and "Margins" provide explanations of non-GAAP measures used and reconciliations to the most directly comparable GAAP measure. "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2016 with the same period in 2015.

•	"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky. In June 2015, PPL and PPL Energy Supply completed the spinoff of PPL Energy Supply which combined its competitive power generation businesses with those of Riverstone to form a new, stand-alone, publicly traded company named Talen Energy. See Note 8 in PPL's 2015 Form 10-K for additional information.

PPL's principal subsidiaries are shown below (* denotes SEC registrant).

PPL Corporation*

PPL Capital Funding ● Provides financing for the operations of PPL and certain subsidiaries

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

PPL's reportable segments' results primarily represent the results of the Subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable Subsidiary Registrants. The U.K. Regulated segment has no related Subsidiary Registrant.

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

(LKE)

LKE, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name and in Tennessee under the KU name.

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

Business Strategy

(All Registrants)

Following the June 1, 2015 spinoff of PPL Energy Supply, PPL completed its strategic transformation to a fully regulated business model consisting of seven diverse, high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky and each jurisdiction has different regulatory structures and customer classes. The Company believes this diverse portfolio provides strong earnings and dividend growth potential that will create significant value for its shareowners and positions PPL well for continued growth and success.

PPL's businesses of WPD, PPL Electric, LG&E and KU plan to achieve growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve strong, long-term growth in rate base and RAV, as applicable, driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities. Additionally, significant transmission rate base growth is expected through 2020 at PPL Electric.

For the U.S. businesses, our strategy is to recover capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on construction work-in-progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital outlay to materially affect the utility's financial condition.  Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need.  In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on prudently incurred costs.

Although rate base growth in the domestic utilities is expected to result in strong earnings growth for the foreseeable future, PPL does not expect significant earnings growth from the U.K. Regulated segment under the RIIO-ED1 price control period, which began on April 1, 2015. Although the U.K. Regulated segment also projects strong RAV growth, earnings from this segment are expected to be relatively flat from 2015 to 2017 during the transition to RIIO-ED1. Higher revenues resulting from the fast-track bonus are partially offset by higher levels of revenue profiling in the prior price control period (DPCR5) and a lower return on regulatory equity. In addition, starting in 2017, the amount of incentive revenues WPD is able to earn is expected to decline as a result of more stringent reliability and customer service targets established by Ofgem under RIIO-ED1. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2015 Form 10-K for additional information on RIIO-ED1.

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain their investment grade credit ratings and adequate liquidity positions. In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility, as applicable, related to changes in interest rates, foreign currency exchange rates and counterparty credit quality. To manage these risks, PPL generally uses contracts such as forwards, options, and swaps. See "Financial Condition - Risk Management" below for further information. Due to the significant earnings contributed from WPD, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. PPL's exposure to changes in the value of the GBP versus the U.S. dollar related to budgeted earnings of the U.K. Regulated segment is hedged 93%, 89% and 41% for 2016, 2017 and 2018.

As discussed above, a key component of this strategy is to maintain constructive relationships with regulators in all jurisdictions in which we operate (U.K., U.S. federal and state). This is supported by our strong culture of integrity and delivering on commitments to our customers, regulators and shareowners, and a commitment to continue to improve our customer service, reliability and efficiency of operations.

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

Financial and Operational Developments

Earnings (PPL)

PPL's earnings by reportable segments for the three month period ended March 31 were as follows:

	Three Months
	2016	2015	$ Change

U.K. Regulated	$289	$375	$(86)
Kentucky Regulated	112	109	3
Pennsylvania Regulated	94	87	7
Corporate and Other (a)	(14)	(19)	5
Discontinued Operations (b)		95	(95)
Net Income	$481	$647	$(166)

(a)	Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results.
(b)	As a result of the spinoff of PPL Energy Supply, substantially representing PPL's former Supply segment, the earnings of the Supply segment prior to the spinoff are included in Discontinued Operations. See Note 8 to the Financial Statements for additional information.

PPL's Earnings from Ongoing Operations by reportable segment for the three month period ended March 31 were as follows:

	Three Months
	2016	2015	$ Change

U.K. Regulated	$265	$336	$(71)
Kentucky Regulated	112	109	3
Pennsylvania Regulated	94	87	7
Corporate and Other (a)	(13)	(13)
Earnings from Ongoing Operations	$458	$519	$(61)

See "Non-GAAP Financial Measures" below for PPL's definition of Earnings from Ongoing Operations, as well as a reconciliation of this non-GAAP financial measure to Net Income.

See "Results of Operations" below for further discussion of PPL's results of operations, details of special items by reportable segments and analysis of the consolidated results of operations.

2016 Outlook

(PPL)

Higher earnings from ongoing operations are expected in 2016 compared with 2015. This increase is primarily attributable to increases in the Kentucky Regulated and Pennsylvania Regulated segments. The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Excluding special items, relatively flat earnings are projected in 2016 compared with 2015, due to higher gross margins and lower operation and maintenance expense, including pension expense, offset by higher financing costs, depreciation, taxes and other expenses and lower GBP to U.S. dollar exchange rates.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Excluding special items, higher earnings are projected in 2016 compared with 2015, primarily driven by electric and gas base rate increases effective July 1, 2015, and higher returns on additional environmental capital investments, partially offset by higher depreciation and financing costs.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Excluding special items, higher earnings are projected in 2016 compared with 2015, primarily driven by higher base electricity rates for distribution effective January 1, 2016, and higher transmission margins, partially offset by higher depreciation, higher financing costs and a benefit received in 2015 from the release of a gross receipts tax reserve.

(PPL's Corporate and Other Category)

Excluding special items, costs are projected to be relatively flat in 2016 compared with 2015.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 10 to the Financial Statements and "Item 1A. Risk Factors" in this Form 10-Q (as applicable) and "Item 1. Business" and "Item 1A. Risk Factors" in the Registrants' 2015 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Other Financial and Operational Developments

(PPL)

U.K. Membership in European Union

Significant uncertainty exists concerning the outcome of the forthcoming June 23, 2016 referendum in the U.K. as to whether the U.K. will remain a member of the European Union and the impact that outcome could have on the U.S. dollar to GBP foreign currency exchange rate, RPI and interest rates in the U.K. PPL is well-hedged against certain short-term fluctuations that may occur in the value of the GBP versus the U.S. dollar. As it relates to budgeted earnings, PPL's 2016 foreign currency exposure is 93% hedged at an average rate of $1.54 per GBP. PPL, however, cannot predict the long-term impact that a decision by the U.K. to leave the European Union would have on PPL's financial condition or results of operations, although such impact could be significant.

Regulatory Requirements

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHGs, ELGs, MATS and the Clean Power Plan. See Note 6, Note 10 and Note 16 to the Financial Statements for a discussion of the other significant environmental matters.

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL)

Discontinued Operations

The operations of PPL's Supply segment prior to the June 1, 2015 spinoff are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the March 2015 Statement of Income.

See Note 8 to the Financial Statements for additional information related to the spinoff of PPL Energy Supply, including the components of Discontinued Operations.

U.K. Distribution Revenue Reduction

In December 2013, WPD and other U.K. DNOs announced agreements with the U.K. Department of Energy and Climate Change and Ofgem to a reduction of £5 per residential customer of electricity distribution revenues that otherwise would have been collected in the regulatory year beginning April 1, 2014. Full recovery of the revenue reduction, together with the associated carrying cost will occur in the regulatory year beginning April 1, 2016. Under GAAP, WPD does not record a receivable for under recovery of regulated income (which this reduction represents). As a result, earnings for the U.K. Regulated segment were adversely affected by $15 million in 2015. PPL projects earnings in 2016 will be positively affected by $32 million and earnings for 2017 will be positively affected by $17 million.

Discount Rate Change for U.K. Pension Plans

In selecting the discount rate for its U.K. pension plans, WPD historically used a single weighted-average discount rate in the calculation of net periodic defined benefit cost. WPD began using individual spot rates to measure service cost and interest cost beginning with the calculation of 2016 net periodic defined benefit cost. For the three months ended March 31, 2016, this change in discount rate resulted in lower net periodic defined benefit costs recognized on PPL's Statement of Income of $11 million ($9 million after-tax or $0.01 per share). Based on current estimates, PPL expects this change to reduce 2016 net periodic defined benefit costs recognized on PPL's Statement of Income by $44 million ($36 million after-tax or $0.05 per share). Assuming interest rates continue to rise, the benefit is highest in the initial year and then falls over time as the additional actuarial losses on liabilities are amortized. See "Application of Critical Accounting Policies-Defined Benefits" in PPL's 2015 Form 10-K for additional information.

Results of Operations

(PPL)

The discussion for PPL provides a review of results by reportable segment. The "Non-GAAP Financial Measures" discussion provides explanations of non-GAAP financial measures and a reconciliation of non-GAAP financial measures to the most comparable GAAP measure. The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2016 with the same period in 2015. "Segment Earnings, Non-GAAP Financial Measures and Statement of Income Analysis" is presented separately for PPL.

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

(Subsidiary Registrants)

The discussion for each of PPL Electric, LKE, LG&E and KU provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income" and "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three months ended March 31, 2016 with the same period in 2015. "Earnings, Margins and Statement of Income Analysis" is presented separately for PPL Electric, LKE, LG&E and KU.

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL Segment Earnings, Non-GAAP Financial Measures and Statement of Income Analysis

Segment Earnings

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and allocated financing costs. The U.K. Regulated segment represents 60% of PPL's Net Income for the three months ended March 31, 2016 and 41% of PPL's assets at March 31, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2016	2015	$ Change

Operating revenues	$595	$697	$(102)
Other operation and maintenance	97	110	(13)
Depreciation	60	59	1
Taxes, other than income	35	36	(1)
Total operating expenses	192	205	(13)
Other Income (Expense) - net	61	88	(27)
Interest Expense	106	100	6
Income Taxes	69	105	(36)
Net Income	289	375	(86)
Less: Special Items	24	39	(15)
Earnings from Ongoing Operations	$265	$336	$(71)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the three month period ended March 31.

	Income Statement	Three Months
	Line Item	2016	2015

	Other Income
Foreign currency-related economic hedges, net of tax of ($13), ($20) (a)	(Expense)-net	$24	$37
	Other operation
WPD Midlands acquisition-related adjustment, net of tax of $0, ($1)	and maintenance		2
Total		$24	$39

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

The changes in the components of the U.K. Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as U.K. Gross Margins, the items that management considers special and the effects of movements in foreign currency exchange, including the effects of foreign currency hedge contracts, on separate lines and not in their respective Statement of Income line items.

Three Months

U.K.
Gross margins	$(69)
Other operation and maintenance	11
Depreciation	(4)
Interest expense	(12)
Other	1
Income taxes	22
U.S.
Interest expense and other	(1)
Income taxes	1
Foreign currency exchange, after-tax	(20)
Earnings from Ongoing Operations	(71)
Special items, after-tax	(15)
Net Income	$(86)

U.K.

•       See "Non-GAAP Financial Measures - Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•	Lower other operation and maintenance primarily due to $22 million from lower pension expense, partially offset by $8 million from higher network maintenance expense.

•       Lower income taxes primarily due to lower pre-tax income.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 23% of PPL's Net Income for the three months ended March 31, 2016 and 36% of PPL's assets at March 31, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2016	2015	$ Change

Operating revenues	$826	$899	$(73)
Fuel	198	253	(55)
Energy purchases	66	92	(26)
Other operation and maintenance	202	209	(7)
Depreciation	99	95	4
Taxes, other than income	15	14	1
Total operating expenses	580	663	(83)
Other Income (Expense) - net	(1)	(1)
Interest Expense	65	55	10
Income Taxes	68	71	(3)
Net Income	112	109	3
Less: Special Items (a)
Earnings from Ongoing Operations	$112	$109	$3

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Kentucky Gross Margins	$3
Other operation and maintenance	7
Depreciation	1
Taxes, other than income	(1)
Interest Expense	(10)
Income Taxes	3
Net Income	$3

•	See "Non-GAAP Financial Measures - Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

•	Higher interest expense primarily due to the September 2015 issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU, higher interest rates on the September 2015 issuance of $500 million of First Mortgage Bonds by LG&E and KU used to retire the same amount of First Mortgage Bonds in November 2015 and $400 million of notes refinanced by LKE in November 2015.

•	Lower other operation and maintenance primarily due to lower coal plant operations and maintenance expense as a result of units retired in 2015 at the Cane Run and Green River plants.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. The Pennsylvania Regulated segment represents 20% of PPL's Net Income for the three months ended March 31, 2016 and 23% of PPL's assets at March 31, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2016	2015	$ Change

Operating revenues	$585	$630	$(45)
Energy purchases
External	167	227	(60)
Intersegment		9	(9)
Other operation and maintenance	150	133	17
Depreciation	59	51	8
Taxes, other than income	29	35	(6)
Total operating expenses	405	455	(50)
Other Income (Expense) - net	3	2	1
Interest Expense	33	31	2
Income Taxes	56	59	(3)
Net Income	94	87	7
Less: Special Items (a)
Earnings from Ongoing Operations	$94	$87	$7

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Pennsylvania Gross Delivery Margins	$30
Other operation and maintenance	(18)
Depreciation	(8)
Taxes, other than income	1
Other Income (Expense) - net	1
Interest Expense	(2)
Income Taxes	3
Net Income	$7

•	See "Non-GAAP Financial Measures - Margins - Changes in Margins" for an explanation of Pennsylvania Gross Delivery Margins.

•	Higher other operation and maintenance expense primarily due to $9 million of higher corporate service costs allocated to PPL Electric, $4 million of higher costs for additional work done by outside vendors and $3 million of higher vegetation management expenses.

•	Higher depreciation expense primarily due to transmission additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements.

Non-GAAP Financial Measures

Management's Discussion and Analysis includes financial information prepared in accordance with GAAP, as well as non-GAAP financial measures including "Earnings from Ongoing Operations" and "Gross Margins" as further described below.

Earnings from Ongoing Operations

Management utilizes "Earnings from Ongoing Operations" as a non-GAAP financial measure and it should not be considered as an alternative to net income, which is an indicator of operating performance determined in accordance with GAAP.  PPL believes that Earnings from Ongoing Operations is useful and meaningful to investors because it provides management's view of PPL's earnings performance as another criterion in making investment decisions.  PPL's management also uses Earnings from Ongoing Operations in measuring certain corporate performance goals.  Other companies may use different measures to present financial performance.

Earnings from Ongoing Operations is adjusted for the impact of special items.  Special items include:

 • Unrealized gains or losses on foreign currency-related economic hedges (as discussed below).

 • Supply segment discontinued operations.

 • Gains and losses on sales of assets not in the ordinary course of business.

 • Impairment charges.

 • Workforce reduction and other restructuring effects.

 • Acquisition and divestiture-related adjustments.

 • Other charges or credits that are, in management's view, not reflective of the company's ongoing operations.

Unrealized gains or losses on foreign currency-related economic hedges include the changes in fair value of foreign currency contracts used to economically hedge GBP-denominated anticipated earnings.  The changes in fair value of these contracts each period are recognized immediately within GAAP earnings.  Management believes that excluding these amounts from Earnings from Ongoing Operations until settlement of the contracts provides a better matching of the financial impacts of those contracts with the economic value of PPL's underlying hedged earnings.  See Note 14 to the Financial Statements and "Risk Management" below for additional information on foreign currency-related economic activity.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income (Loss)" for the three month periods ended March 31.

	2016
	U.K.	KY	PA	Corporate	Discontinued
	Regulated	Regulated	Regulated	and Other	Operations	Total
Net Income (Loss)	$289	$112	$94	$(14)		$481
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges	24					24
Spinoff of the Supply segment				(1)		(1)
Total Special Items	24			(1)		23
Earnings from Ongoing Operations	$265	$112	$94	$(13)		$458

	2015
	U.K.	KY	PA	Corporate	Discontinued
	Regulated	Regulated	Regulated	and Other	Operations	Total
Net Income (Loss)	$375	$109	$87	$(19)	$95	$647
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges	37					37
Spinoff of the Supply segment:
Discontinued operations					95	95
Employee transitional services				(2)		(2)
Transition and transaction costs				(3)		(3)
Separation benefits				(1)		(1)
WPD Midlands acquisition-related adjustment	2					2
Total Special Items	39			(6)	95	128
Earnings from Ongoing Operations	$336	$109	$87	$(13)	$	$519

Margins

Management also utilizes the following non-GAAP financial measures as indicators of performance for its businesses.

•	"U.K. Gross Margins" is a single financial performance measure of the electricity distribution operations of the U.K. Regulated segment. In calculating this measure, direct costs such as National Grid connection charges and Ofgem license fees (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from operating revenues, as they are costs passed through to customers. As a result, this measure represents the net revenues from the delivery of electricity across WPD's distribution network in the U.K. and directly related activities.

•	"Kentucky Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, LKE, LG&E and KU, as well as the Kentucky Regulated segment's, LKE's and LG&E's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from revenues. In addition, certain other expenses, recorded in "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

•	"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the electricity transmission and distribution delivery operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129 and Universal Service program costs), and "Taxes, other than income," which is primarily gross receipts tax. This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "Energy purchases from affiliate" in the reconciliation tables. As a result of the June 2015 spinoff of PPL Energy Supply and the formation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are reflected in "Energy Purchases" in the reconciliation tables. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance. Other companies may use different measures to analyze and report their results of operations. Management believes these measures provide additional useful criteria to make investment decisions. These performance measures are used, in conjunction with other information, by senior management and PPL's Board of Directors to manage operations and analyze actual results compared with budget.

Reconciliation of Margins

The following table contains the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2016 Three Months						2015 Three Months

	U.K.		Kentucky	PA Gross			U.K.		Kentucky	PA Gross
	Gross		Gross	Delivery		Operating	Gross		Gross	Delivery		Operating
	Margins		Margins	Margins	Other (a)	Income (b)	Margins		Margins	Margins	Other (a)	Income (b)

Operating Revenues	$584	(c)	$826	$585	$16	$2,011	$686	(c)	$899	$630	$15	$2,230

Operating Expenses
Fuel			198		(1)	197			253			253
Energy purchases			66	167		233			92	227	10	329
Energy purchases from affiliate										9	(9)
Other operation and
maintenance	27		24	25	374	450	29		24	26	377	456
Depreciation			12		217	229			7		209	216
Taxes, other than income			1	28	50	79			1	33	52	86
Total Operating Expenses	27		301	220	640	1,188	29		377	295	639	1,340
Total	$557		$525	$365	$(624)	$823	$657		$522	$335	$(624)	$890

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.
(c)	Excludes $11 million of ancillary revenues for the three months ended March 31, 2016 and 2015.

Changes in Margins

The following table shows Margins by PPL's reportable segment and by component, as applicable, for the periods ended March 31 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months
	2016	2015	$ Change

U.K.
U.K. Gross Margins	$557	$657	$(100)
Impact of changes in foreign currency exchange rates			(31)
Change in U.K. Gross Margins excluding impact of foreign currency exchange rates			$(69)

Kentucky Regulated
Kentucky Gross Margins
LG&E	$228	$230	$(2)
KU	297	292	5
LKE	$525	$522	$3

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$258	$242	$16
Transmission	107	93	14
Total	$365	$335	$30

U.K. Gross Margins

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased primarily due to $69 million from the April 1, 2015 price decrease resulting from the commencement of RIIO-ED1 and lower volumes of $16 million due to milder weather during the first quarter of 2016 partially offset by $16 million of other revenue adjustments.

Kentucky Gross Margins

Kentucky Gross Margins increased primarily due to higher base rates of $36 million ($33 million at KU and $3 million at LG&E). The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2015. The increase was partially offset by a decrease in sales volumes of $29 million ($19 million at KU and $10 million at LG&E) driven by milder weather during the first quarter of 2016.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased primarily due to $39 million of higher base rates, effective January 1, 2016 as a result of the 2015 rate case, partially offset by a $23 million unfavorable impact of milder weather in the first quarter of 2016.

Transmission

Transmission margins increased primarily due to returns on additional capital investments focused on replacing aging infrastructure and improving reliability.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related decreases during the period ended March 31, 2016 compared with 2015 are included above within "Margins" and are not separately discussed.

Three Months

Operating Revenues	$(219)
Fuel	(56)
Energy purchases	(96)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2016 compared with 2015 was due to:

Three Months
Domestic:
LKE coal plant operations and maintenance	$(7)
LKE pension	(4)
PPL Electric Act 129 costs incurred	(4)
PPL Electric vegetation management	3
PPL Electric payroll-related costs	(3)
PPL Electric contractor-related expenses	5
PPL Electric storm costs	3
Corporate costs previously included in discontinued operations (a)	9
Other	5
U.K.:
Network maintenance	8
Pension expense	(22)
Foreign currency exchange rates (b)	(5)
Other	6
Total	$(6)

(a)	The increase in 2016 compared with 2015 was due to corporate costs allocated to PPL Energy Supply (and included in discontinued operations) prior to the spin. As a result of the spinoff on June 1, 2015, these corporate costs now remain in continuing operations.
(b)	The offsetting impacts from foreign currency hedging instruments are recorded in "Other Income (Expense)- net."

Depreciation

Depreciation increased by $13 million for the three months ended March 31, 2016 compared with 2015, primarily due to additional assets placed into service, primarily at the domestic utilities, net of retirements.

Other Income (Expense) - net

Other income (expense) - net decreased by $27 million for the three months ended March 31, 2016 compared with 2015, primarily due to changes in realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2016 compared with 2015 was due to:

Three Months

Long-term debt interest expense (a)	$23
Foreign currency exchange rates	(5)
Other	(3)
Total	$15

(a)	The increase was primarily due to debt issuances at WPD in November 2015, PPL Electric in October 2015 and LG&E and KU in September 2015 as well as higher interest rates on bonds refinanced in September 2015 at LG&E and KU.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2016 compared with 2015 was due to:

Three Months

Change in pre-tax income at current period tax rates	$(39)
Impact of U.K. income tax rates	8
Stock-based compensation (a)	(8)
Other	1
Total	$(38)

(a)	During the three months ended March 31, 2016, PPL recorded an $8 million tax benefit related to the application of new stock-based compensation accounting guidance. See Note 2 to the Financial Statements for additional information.

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

PPL Electric: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2016	2015

Net Income	$94	$87
Special item, gains (losses), after-tax (a)

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher distribution margins, primarily as a result of higher base rates effective January 1, 2016 and higher transmission margins, primarily due to returns on additional capital investments, partially offset by the impact of unfavorable weather, higher other operation and maintenance and higher depreciation.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Pennsylvania Gross Delivery Margins	$30
Other operation and maintenance	(18)
Depreciation	(8)
Taxes, other than income	1
Other Income (Expense) - net	1
Interest Expense	(2)
Income Taxes	3
Net Income	$7

Margins

"Pennsylvania Gross Delivery Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Non-GAAP Financial Measures - Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2016 Three Months			2015 Three Months
	PA Gross			PA Gross
	Delivery		Operating	Delivery		Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)
Operating Revenues	$585		$585	$630		$630

Operating Expenses
Energy purchases	167		167	227		227
Energy purchases from affiliate				9		9
Other operation and maintenance	25	$125	150	26	$107	133
Depreciation		59	59		51	51
Taxes, other than income	28	1	29	33	2	35
Total Operating Expenses	220	185	405	295	160	455
Total	$365	$(185)	$180	$335	$(160)	$175

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses Included in "Margins"

The following Statement of Income line items and their related decrease during the period ended March 31, 2016 compared with 2015 are included above within "Margins" and are not separately discussed.

Three Months

Operating revenues	$(45)
Energy purchases	(60)
Energy purchases from affiliate	(9)

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2016 compared with 2015 was due to:

Three Months

Corporate service costs	$9
Contractor-related expenses	5
Vegetation management	3
Storm costs	3
Payroll-related costs	(3)
Act 129	(4)
Other	4
Total	$17

Depreciation

Depreciation increased by $8 million for the three months ended March 31, 2016 compared with 2015, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

Taxes, Other Than Income

Taxes, other than income decreased by $6 million for the three months ended March 31, 2016 compared with 2015, primarily due to lower Pennsylvania gross receipts tax expense as a result of a decrease in retail electric revenues. This tax is included in "Pennsylvania Gross Delivery Margins."

Interest Expense

Interest expense increased by $2 million for the three months ended March 31, 2016 compared with 2015, primarily due to the issuance of first mortgage bonds in October 2015.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2016 compared with 2015 was due to:

Three Months

Change in pre-tax income at current period tax rates	$2
Stock-based compensation (a)	(5)
Total	$(3)

(a)	During the three months ended March 31, 2016, PPL Electric recorded a $5 million tax benefit related to the application of new stock-based compensation accounting guidance. See Note 2 to the Financial Statements for additional information.

See Note 5 to the Financial Statements for additional information.

LKE: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2016	2015

Net Income	$120	$117

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher base electricity rates effective July 1, 2015 and lower other operation and maintenance partially offset by lower sales volumes, due to unfavorable weather, and higher financing costs.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Margins	$3
Other operation and maintenance	7
Depreciation	1
Taxes, other than income	(1)
Interest expense	(11)
Income taxes	4
Total	$3

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Non-GAAP Financial Measures - Margins" for an explanation of why management believes this measure is useful and the factors underlying changes between periods. Within PPL's discussion, LKE's Margins are referred to as "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2016 Three Months			2015 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$826		$826	$899		$899

Operating Expenses
Fuel	198		198	253		253
Energy purchases	66		66	92		92
Other operation and maintenance	24	$178	202	24	$185	209
Depreciation	12	87	99	7	88	95
Taxes, other than income	1	14	15	1	13	14
Total Operating Expenses	301	279	580	377	286	663
Total	$525	$(279)	$246	$522	$(286)	$236

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related decrease during the period ended March 31, 2016 compared with 2015 are included above within "Margins" and are not separately discussed.

Three Months

Operating revenues	$(73)
Fuel	(55)
Energy purchases	(26)

Other Operation and Maintenance

The decrease in other operation and maintenance for the period ended March 31, 2016 compared with 2015 was due to:

Three Months

Coal plant operations and maintenance	$(7)
Pension	(4)
Other	4
Total	$(7)

Interest Expense

Interest expense increased $11 million for the three months ended March 31, 2016 compared with 2015 primarily due to the September 2015 issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU, higher interest rates on the September 2015 issuance of $500 million of First Mortgage Bonds by LG&E and KU used to retire the same amount of First Mortgage Bonds in November 2015 and $400 million of notes refinanced in November 2015.

LG&E: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2016	2015

Net Income	$56	$53

Earnings increased for the three month period in 2016 compared with 2015 primarily due to lower other operation and maintenance and lower depreciation partially offset by lower sales volumes, due to unfavorable weather, and higher financing costs.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Margins	$(2)
Other operation and maintenance	7
Depreciation	4
Taxes, other than income	(1)
Other income (expense) - net	1
Interest expense	(4)
Income taxes	(2)
Total	$3

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Non-GAAP Financial Measures - Margins" for an explanation of why management believes this measure is useful and the factors underlying changes between periods. Within PPL's discussion, LG&E's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2016 Three Months			2015 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$386		$386	$439		$439

Operating Expenses
Fuel	78		78	103		103
Energy purchases, including affiliate	64		64	91		91
Other operation and maintenance	9	$78	87	11	$85	96
Depreciation	6	35	41	3	39	42
Taxes, other than income	1	7	8	1	6	7
Total Operating Expenses	158	120	278	209	130	339
Total	$228	$(120)	$108	$230	$(130)	$100

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related decrease during the period ended March 31, 2016 compared with 2015 are included above within "Margins" and are not separately discussed.

Three Months

Retail and wholesale	$(42)
Electric revenue from affiliate	(11)
Fuel	(25)
Energy purchases	(26)
Energy purchases from affiliate	(1)

Other Operation and Maintenance

The decrease in other operation and maintenance for the period ended March 31, 2016 compared with 2015 was due to:

Three Months

Coal plant operations and maintenance	$(7)
Other	(2)
Total	$(9)

Interest Expense

Interest expense increased $4 million for the three months ended March 31, 2016 compared with 2015 primarily due to the September 2015 issuance of $300 million of incremental First Mortgage Bonds and higher interest rates on the September 2015 issuance of $250 million of First Mortgage Bonds used to retire the same amount of First Mortgage Bonds in November 2015.

KU: Earnings, Margins and Statement of Income Analysis

Earnings
	Three Months Ended
	March 31,
	2016	2015

Net Income	$75	$78

Earnings decreased for the three month period in 2016 compared with 2015 primarily due to lower sales volumes, due to unfavorable weather, and higher financing costs partially offset by higher base electricity rates effective July 1, 2015.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

Three Months

Margins	$5
Depreciation	(3)
Other income (expense)- net	(1)
Interest expense	(5)
Income taxes	1
Total	$(3)

Margins

"Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Non-GAAP Financial Measures - Margins" for an explanation of why management believes this measure is useful and the factors underlying changes between periods. Within PPL's discussion, KU's Margins are included in "Kentucky Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2016 Three Months			2015 Three Months
			Operating			Operating
	Margins	Other (a)	Income (b)	Margins	Other (a)	Income (b)

Operating Revenues	$453		$453	$485		$485

Operating Expenses
Fuel	120		120	150		150
Energy purchases, including affiliate	15		15	26		26
Other operation and maintenance	15	$91	106	13	$91	104
Depreciation	6	52	58	4	49	53
Taxes, other than income		7	7		7	7
Total Operating Expenses	156	150	306	193	147	340
Total	$297	$(150)	$147	$292	$(147)	$145

(a)	Represents amounts excluded from Margins.
(b)	As reported on the Statements of Income.

Statement of Income Analysis --

Certain Operating Revenues and Expenses included in "Margins"

The following Statement of Income line items and their related decrease during the period ended March 31, 2016 compared with 2015 are included above within "Margins" and are not separately discussed.

Three Months

Retail and wholesale	$(31)
Electric revenue from affiliate	(1)
Fuel	(30)
Energy purchases from affiliate	(11)

Depreciation

Depreciation increased $5 million for the three months ended March 31, 2016 compared with 2015 primarily due to additional assets placed into service, net of retirements.

Interest Expense

Interest expense increased $5 million for the three months ended March 31, 2016 compared with 2015 primarily due to the September 2015 issuance of $250 million of incremental First Mortgage Bonds and higher interest rates on the September 2015 issuance of $250 million of First Mortgage Bonds used to retire the same amount of First Mortgage Bonds in November 2015.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
March 31, 2016
Cash and cash equivalents	$814	$34	$28	$11	$17
Short-term debt	1,265	125	116	82	34
Notes payable with affiliate			147

December 31, 2015
Cash and cash equivalents	$836	$47	$30	$19	$11
Short-term debt	916		265	142	48
Notes payable with affiliate			54

(a)	At March 31, 2016, $452 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2015 Form 10-K for additional information on undistributed earnings of WPD.

(PPL)

The Statements of Cash Flows separately report the cash flows of the discontinued operations in 2015. The "Operating Activities", "Investing Activities" and "Financing Activities" sections below included only the cash flows of continuing operations.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the three month periods ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2016
Operating activities	$557	$124	$303	$157	$195
Investing activities	(661)	(215)	(219)	(109)	(110)
Financing activities	115	78	(86)	(56)	(79)

2015
Operating activities	$452	$(45)	$451	$251	$229
Investing activities	(860)	(225)	(317)	(173)	(144)
Financing activities	(66)	91	(115)	(71)	(73)

Change - Cash Provided (Used)
Operating activities	$105	$169	$(148)	$(94)	$(34)
Investing activities	199	10	98	64	34
Financing activities	181	(13)	29	15	(6)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2016 compared with 2015 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU

Change - Cash Provided (Used)
Net income	$(71)	$7	$3	$3	$(3)
Non-cash components	57	65	(23)	(10)	4
Working capital	78	76	(148)	(98)	(41)
Defined benefit plan funding	74	33	20	9	5
Other operating activities	(33)	(12)		2	1
Total	$105	$169	$(148)	$(94)	$(34)

(PPL)

PPL's cash provided by operating activities from continuing operations in 2016 increased $105 million in 2016 compared with 2015.

•	Income from continuing operations decreased by $71 million between the periods. This was offset by an increase of $57 million in non-cash components. The net $14 million decrease from net income and non-cash components in 2016 compared with 2015 reflects lower U.K. gross margins, partially offset by higher Pennsylvania gross delivery margins.

•	The $78 million increase in cash from changes in working capital was primarily due to lower growth in accounts receivable, primarily due to milder winter weather in 2016.

•	Defined benefit plan funding was $74 million lower in 2016.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2016 increased $169 million compared with 2015.

•	The net increase in non-cash components of $65 million in 2016 compared with 2015 is primarily due to an increase in deferred income taxes, primarily due to an increase related to book versus tax plant timing differences.

•	The $76 million increase in cash from changes in working capital was primarily due to lower growth in accounts receivable and a lower decline in accounts payable, due to timing of payments.

•	Defined benefit plan funding was $33 million lower in 2016.

(LKE)

LKE's cash provided by operating activities in 2016 decreased $148 million compared with 2015.

•	The decrease in cash from working capital was driven primarily by a lower payment received from PPL for the use of prior year excess tax depreciation deductions.

(LG&E)

LG&E's cash provided by operating activities in 2016 decreased $94 million compared with 2015.

•	The decrease in cash from working capital was driven primarily by a lower payment received from LKE for the use of prior year excess tax depreciation deductions.

(KU)

KU's cash provided by operating activities in 2016 decreased $34 million compared with 2015.

•	The decrease in cash from working capital was driven primarily by a lower payment received from LKE for the use of prior year excess tax depreciation deductions.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the registrants. The change in expenditures for PP&E for the three months ended March 31, 2016 compared with 2015 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU

Decrease	$177	$10	$102	$64	$38

For PPL, the decrease in expenditures was due to lower project expenditures at WPD, PPL Electric Utilities, LG&E, and KU. The decrease in expenditures for WPD was primarily due to a decrease in expenditures to enhance system reliability associated with the end of the DPCR5 price control period and changes in foreign currency exchange rates. The decrease in expenditures for PPL Electric was primarily due to the completion of the Susquehanna-Roseland transmission project and near completion of the Northeast Pocono reliability project. The decrease in expenditures for LG&E was primarily due to the environmental air projects at LG&E's Mill Creek plant. The decrease in expenditures for KU was related to the environmental air projects at KU's Ghent plant and the CCR project at KU's E.W. Brown plant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2016 compared with 2015 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Stock issuances/redemptions, net	$7
Dividends	(5)	$(1)		$(2)	$(34)
Capital contributions/distributions, net		(50)	$(6)	30
Change in short-term debt, net	188	40	(58)	(12)	29
Notes payable with affiliate			94
Other financing activities	(9)	(2)	(1)	(1)	(1)
Total	$181	$(13)	$29	$15	$(6)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2016 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2015 Form 10-K for information on 2015 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At

March 31, 2016, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External

			Letters of
			Credit
			and
	Committed		Commercial	Unused
	Capacity	Borrowed	Paper Issued	Capacity

PPL Capital Funding Credit Facilities	$1,150		$790	$360
PPL Electric Credit Facility	400		126	274

LKE Credit Facility	75			75
LG&E Credit Facility	500		82	418
KU Credit Facilities	598		232	366
Total LKE	1,173		314	859
Total U.S. Credit Facilities (a)	$2,723		$1,230	$1,493

Total U.K. Credit Facilities (b)	£1,055	£181		£880

(a)	The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 11%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.
(b)	The amounts borrowed at March 31, 2016 were a USD-denominated borrowing of $200 million and a GPB-denominated borrowing which equated to $51 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £138 million as of the date borrowed. At March 31, 2016, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.2 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed		Other Used	Unused
	Capacity	Borrowed	Capacity	Capacity

LKE Credit Facility	$225	$147		$78
LG&E Money Pool (a)	500		$82	418
KU Money Pool (a)	500		34	466

(a)	LG&E and KU participate in an intercompany money pool agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has issued a maximum short-term debt limit for each utility at $500 million from any source.

See Note 11 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at March 31, 2016:

		Commercial
		Paper	Unused
	Capacity	Issuances	Capacity

PPL Capital Funding	$1,000	$773	$227
PPL Electric	400	125	275

LG&E	350	82	268
KU	350	34	316
Total LKE	700	116	584
Total PPL	$2,100	$1,014	$1,086

Long-term Debt

(PPL and PPL Electric)

In March 2016, the LCIDA issued $116 million of Pollution Control Revenue Refunding Bonds, Series 2016A due 2029 and $108 million of Pollution Control Revenue Refunding Bonds, Series 2016B due 2027 on behalf of PPL Electric. The bonds were issued bearing interest at an initial term rate of 0.90% through their mandatory purchase dates of September 1, 2017 and August 15, 2017. The proceeds of the bonds were used to redeem $116 million of 4.70% Pollution Control Revenue Refunding Bonds, 2005 Series A due 2029 and $108 million of 4.75% Pollution Control Revenue Refunding Bonds, 2005 Series B due 2027 previously issued by the LCIDA on behalf of PPL Electric.

In connection with the issuance of each of these new series of LCIDA bonds, PPL Electric entered into a loan agreement with the LCIDA pursuant to which the LCIDA has loaned to PPL Electric the proceeds of the LCIDA bonds on payment terms that correspond to the LCIDA bonds. In order to secure its obligations under the loan agreement, PPL Electric issued $224 million of First Mortgage Bonds under its 2001 Mortgage Indenture, which also have payment terms that correspond to the LCIDA bonds.

(PPL)

ATM Program

For the periods ended March 31, 2016 and 2015, PPL did not issue any shares under the program.

Common Stock Dividends

In February 2016, PPL declared a quarterly common stock dividend, payable April 1, 2016, of 38 cents per share (equivalent to $1.52 per annum). Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Rating Agency Actions

(All Registrants)

Moody's and S&P have periodically reviewed the credit ratings of the debt of the Registrants and their subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues. The credit ratings of the Registrants and their subsidiaries are based on information provided by the Registrants and other sources. The ratings of Moody's and S&P are not a recommendation to buy, sell or hold any securities of the Registrants or their subsidiaries. Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities. The credit ratings of the Registrants and their subsidiaries affect their liquidity, access to capital markets and cost of borrowing under their credit facilities.

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2016:

(PPL)

In February 2016, Moody's and S&P affirmed their commercial paper ratings for PPL Capital Funding's $1.0 billion commercial paper program.

(PPL Electric)

In February 2016, Moody's and S&P affirmed their commercial paper ratings for PPL Electric's $400 million commercial paper program.

In February 2016, Moody's and S&P assigned ratings of A1 and A to LCIDA's $116 million 0.90% Pollution Control Revenue Refunding Bonds due 2029 and $108 million 0.90% Pollution Control Revenue Refunding Bonds due 2027, issued on behalf of PPL Electric.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at March 31, 2016.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2015 Form 10-K.

Risk Management

Market Risk

(All Registrants)

See Notes 13 and 14 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions. Actual future results may differ materially from those presented. These are not precise indicators of expected future losses, but are rather only indicators of possible losses under normal market conditions at a given confidence level.

Interest Rate Risk

The Registrants and their subsidiaries issue debt to finance their operations, which exposes them to interest rate risk. The Registrants and their subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of their debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate. Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolios due to changes in the absolute level of interest rates. In addition, the interest rate risk of certain subsidiaries is potentially mitigated as a result of the existing regulatory framework or the timing of rate cases.

The following interest rate hedges were outstanding at March 31, 2016.

			Effect of a
		Fair Value,	10% Adverse	Maturities
	Exposure	Net - Asset	Movement	Ranging
	Hedged	(Liability) (a)	in Rates (b)	Through
PPL
Cash flow hedges
Interest rate swaps (c)	$300	$(42)	$(5)	2026
Cross-currency swaps (d)	1,262	189	(141)	2028
Economic hedges
Interest rate swaps (e)	179	(54)	(2)	2033
LKE
Economic hedges
Interest rate swaps (e)	179	(54)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (e)	179	(54)	(2)	2033

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes a 10% adverse movement in foreign currency exchange rates.
(c)	Changes in the fair value of such cash flow hedges are recorded in equity or as regulatory assets or regulatory liabilities, if recoverable through regulated rates, and reclassified into earnings in the same period during which the item being hedged affects earnings.
(d)	Cross-currency swaps are utilized to hedge the principal and interest payments of WPD's U.S. dollar-denominated senior notes. Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.
(e)	Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at March 31, 2016 was insignificant for PPL, PPL Electric, LKE, LG&E and KU.  The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2016 is shown below.

10% Adverse
Movement
in Rates

PPL	$669
PPL Electric	143
LKE	185
LG&E	68
KU	102

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates.  Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at March 31, 2016.

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency	Maturities
	Exposure	Net - Asset	Exchange	Ranging
	Hedged	(Liability)	Rates (a)	Through

Net investment hedges (b)	£116	$12	$(17)	2016
Economic hedges (c)	1,961	234	(266)	2018

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)	To economically hedge the translation risk of expected earnings denominated in GBP.

(All Registrants)

Commodity Price Risk

PPL is exposed to commodity price risk through its domestic subsidiaries as described below.

•	PPL Electric is exposed to commodity price risk from its obligation as PLR; however, its PUC-approved cost recovery mechanism substantially eliminates its exposure to this risk. PPL Electric also mitigates its exposure to commodity price risk by entering into full-requirement supply agreements to serve its PLR customers. These supply agreements transfer the commodity price risk associated with the PLR obligation to the energy suppliers.

•	LG&E's and KU's rates include certain mechanisms for fuel and fuel-related expenses. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.

Volumetric Risk

PPL is exposed to volumetric risk through its domestic subsidiaries as described below.

•	WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO - ED1 price control period, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2015 Form 10-K for additional information on revenue recognition under RIIO - ED1.

•	PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Credit Risk" in the Registrants' 2015 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $466 million for the three months ended March 31, 2016, which primarily reflected a $909 million decrease to PP&E and $214 million decrease to goodwill partially offset by a decrease of $657 million to net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $77 million for the three months ended March 31, 2015, which primarily reflected a $158 million decrease to PP&E and $41 million decrease to goodwill partially offset by a decrease of $122 million to net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

See Note 10 to the Financial Statements for a discussion of the more significant environmental matters including:

•	Legal Matters,
•	Climate Change,
•	Coal Combustion Residuals,
•	Effluent Limitations Guidelines,
•	Mercury and Air Toxics Standards,
•	National Ambient Air Quality Standards, and
•	Superfund and Other Remediation.

Additionally, see "Item 1. Business - Environmental Matters" in the Registrants' 2015 Form 10-K for additional information on environmental matters.

New Accounting Guidance (All Registrants)

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2015 Form 10-K for a discussion of each critical accounting policy.

PPL
	PPL	Electric	LKE	LG&E	KU

Defined Benefits	X	X	X	X	X
Loss Accruals	X	X	X	X	X
Income Taxes	X	X	X	X	X
Goodwill Impairment	X		X	X	X
AROs	X		X	X	X
Price Risk Management	X
Regulatory Assets and Liabilities	X	X	X	X	X
Revenue Recognition - Unbilled Revenue		X	X	X	X

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2016, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2015 Form 10-K; and
•	Notes 6 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2015 Form 10-K.

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

4(a)	-	Pollution Control Facilities Loan Agreements dated as of March 1, 2016 between PPL Electric and the Lehigh County Industrial Development Authority (Series 2016 A Bonds) (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)
4(b)	-	Pollution Control Facilities Loan Agreements dated as of March 1, 2016 between PPL Electric and the Lehigh County Industrial Development Authority (Series 2016 B Bonds) (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)
4(c)	-	Supplemental Indenture No. 18, dated as of March 1, 2016, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2016, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2016, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date: April 29, 2016	/s/ Stephen K. Breininger
Stephen K. Breininger
Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date: April 29, 2016	/s/ Marlene C. Beers
Marlene C. Beers
Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date: April 29, 2016	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)