Form 10-Q
period 2016-06-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP
filed 2016-08-09
CIK 922224, 55387, 60549, 1518339, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 678,094,068 shares outstanding at August 3, 2016.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at August 3, 2016.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at August 3, 2016.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at August 3, 2016.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2016

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

SIGNATURES	115
COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES
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

i

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

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley- Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting. It also requires an independent auditor to make its own assessment.

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

•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;

•	the effect of the June 23, 2016 referendum in the U.K. to withdraw from the European Union;

•	receipt of necessary governmental permits, approvals and rate relief;

•	new state, federal or foreign legislation or regulatory developments;

•	the outcome of any rate cases or other cost recovery or revenue filings by PPL Electric, LG&E, KU or WPD;

•	the achievement of performance targets set by Ofgem;

•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;

•	the effect of any business or industry restructuring;

•	development of new projects, markets and technologies;

•	performance of new ventures; and

•	business dispositions or acquisitions and our ability to realize expected benefits from such business transactions.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues	$1,785	$1,781	$3,796	$4,011

Operating Expenses
Operation
Fuel	183	214	380	467
Energy purchases	147	170	380	499
Other operation and maintenance	425	467	875	923
Depreciation	231	216	460	432
Taxes, other than income	74	76	153	162
Total Operating Expenses	1,060	1,143	2,248	2,483

Operating Income	725	638	1,548	1,528

Other Income (Expense) - net	174	(102)	235	(14)

Interest Expense	224	215	448	424

Income from Continuing Operations Before Income Taxes	675	321	1,335	1,090

Income Taxes	192	71	371	288

Income from Continuing Operations After Income Taxes	483	250	964	802

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	—	(1,007)	—	(912)

Net Income (Loss)	$483	$(757)	$964	$(110)

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes:
Basic	$0.71	$0.37	$1.42	$1.20
Diluted	$0.71	$0.37	$1.41	$1.19
Net Income (Loss):
Basic	$0.71	$(1.13)	$1.42	$(0.17)
Diluted	$0.71	$(1.13)	$1.41	$(0.17)

Dividends Declared Per Share of Common Stock	$0.38	$0.3725	$0.76	$0.7450

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	677,145	668,415	676,293	667,698
Diluted	680,729	671,286	679,773	670,013

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$483	$(757)	$964	$(110)

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $6, ($2), $1	268	(83)	(196)	(149)
Available-for-sale securities, net of tax of $0, ($3), $0, ($9)	—	2	—	7
Qualifying derivatives, net of tax of $22, ($11), $7, ($7)	(85)	21	(5)	27
Defined benefit plans:
Prior service costs, net of tax of $0, $4, $0, $4	—	(6)	—	(6)
Net actuarial gain (loss), net of tax of ($1), ($36), ($1), ($36)	2	53	2	52
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $1, $0, $2	—	(1)	—	(2)
Qualifying derivatives, net of tax of ($21), ($24), ($2), ($20)	85	27	7	10
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $1	(1)	—	(1)	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	—	1	—
Net actuarial loss, net of tax of ($8), ($12), ($17), ($25)	32	38	63	76
Total other comprehensive income (loss)	302	51	(129)	14

Comprehensive income (loss)	$785	$(706)	$835	$(96)

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income (loss)	$964	$(110)
(Income) Loss from discontinued operations (net of income taxes)	—	912
Income from continuing operations (net of income taxes)	964	802
Adjustments to reconcile Income from continuing operations (net of taxes) to net cash provided by operating activities - continuing operations
Depreciation	460	432
Amortization	37	27
Defined benefit plans - expense (income)	(24)	32
Deferred income taxes and investment tax credits	320	256
Unrealized (gains) losses on derivatives, and other hedging activities	(192)	62
Stock-based compensation expense	18	38
Other	(11)	11
Change in current assets and current liabilities
Accounts receivable	16	(74)
Accounts payable	(39)	(83)
Unbilled revenues	(2)	79
Prepayments	(66)	(61)
Counterparty collateral	76	—
Taxes payable	22	(129)
Accrued interest	(85)	(87)
Other current liabilities	(47)	(91)
Other	—	13
Other operating activities
Defined benefit plans - funding	(224)	(289)
Other assets	2	(29)
Other liabilities	(55)	61
Net cash provided by operating activities - continuing operations	1,170	970
Net cash provided by operating activities - discontinued operations	—	343
Net cash provided by operating activities	1,170	1,313
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,346)	(1,679)
Expenditures for intangible assets	(14)	(24)
Proceeds from the sale of other investments	—	135
Other investing activities	13	(7)
Net cash provided by (used in) investing activities - continuing operations	(1,347)	(1,575)
Net cash provided by (used in) investing activities - discontinued operations	—	(149)
Net cash provided by (used in) investing activities	(1,347)	(1,724)
Cash Flows from Financing Activities
Issuance of long-term debt	1,020	88
Retirement of long-term debt	(684)	—
Settlement of cross-currency swaps	46	—
Issuance of common stock	76	83
Payment of common stock dividends	(513)	(500)
Net increase (decrease) in short-term debt	(66)	276
Other financing activities	(31)	(18)
Net cash provided by (used in) financing activities - continuing operations	(152)	(71)
Net cash provided by (used in) financing activities - discontinued operations	—	(546)
Net cash distributions to parent from discontinued operations	—	132
Net cash provided by (used in) financing activities	(152)	(485)
Effect of Exchange Rates on Cash and Cash Equivalents	(15)	(9)
Net (Increase) Decrease in Cash and Cash Equivalents included in Discontinued Operations	—	352
Net Increase (Decrease) in Cash and Cash Equivalents	(344)	(553)
Cash and Cash Equivalents at Beginning of Period	836	1,399
Cash and Cash Equivalents at End of Period	$492	$846

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$492	$836
Accounts receivable (less reserve: 2016, $48; 2015, $41)
Customer	667	673
Other	44	59
Unbilled revenues	447	453
Fuel, materials and supplies	336	357
Prepayments	131	66
Price risk management assets	200	139
Other current assets	43	63
Total Current Assets	2,360	2,646

Property, Plant and Equipment
Regulated utility plant	35,226	34,399
Less: accumulated depreciation - regulated utility plant	5,966	5,683
Regulated utility plant, net	29,260	28,716
Non-regulated property, plant and equipment	491	516
Less: accumulated depreciation - non-regulated property, plant and equipment	157	165
Non-regulated property, plant and equipment, net	334	351
Construction work in progress	1,200	1,315
Property, Plant and Equipment, net	30,794	30,382

Other Noncurrent Assets
Regulatory assets	1,762	1,733
Goodwill	3,455	3,550
Other intangibles	708	679
Price risk management assets	285	156
Other noncurrent assets	164	155
Total Other Noncurrent Assets	6,374	6,273

Total Assets	$39,528	$39,301

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$856	$916
Long-term debt due within one year	219	485
Accounts payable	726	812
Taxes	106	85
Interest	211	303
Dividends	258	255
Customer deposits	326	326
Regulatory liabilities	99	145
Other current liabilities	607	549
Total Current Liabilities	3,408	3,876

Long-term Debt	18,949	18,563

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,749	3,440
Investment tax credits	134	128
Accrued pension obligations	1,074	1,405
Asset retirement obligations	513	536
Regulatory liabilities	935	945
Other deferred credits and noncurrent liabilities	441	489
Total Deferred Credits and Other Noncurrent Liabilities	6,846	6,943

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,766	9,687
Earnings reinvested	3,409	2,953
Accumulated other comprehensive loss	(2,857)	(2,728)
Total Equity	10,325	9,919

Total Liabilities and Equity	$39,528	$39,301

(a)	780,000 shares authorized; 677,549 and 673,857 shares issued and outstanding at June 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919
Common stock issued	3,692		109			109
Stock-based compensation			(30)			(30)
Net income				964		964
Dividends and dividend equivalents				(515)		(515)
Other comprehensive income (loss)					(129)	(129)
Adoption of stock-based compensation guidance cumulative effect adjustment (Note 2)				7		7
June 30, 2016	677,549	$7	$9,766	$3,409	$(2,857)	$10,325

December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)	$13,628
Common stock issued	3,665		111			111
Stock-based compensation			20			20
Net income (loss)				(110)		(110)
Dividends and dividend equivalents				(498)		(498)
Distribution of PPL Energy Supply (Note 8)				(3,200)	(24)	(3,224)
Other comprehensive income (loss)					14	14
June 30, 2015	669,514	$7	$9,564	$2,654	$(2,284)	$9,941

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues	$495	$476	$1,080	$1,106

Operating Expenses
Operation
Energy purchases	118	138	285	365
Energy purchases from affiliate	—	5	—	14
Other operation and maintenance	137	140	287	273
Depreciation	62	52	121	103
Taxes, other than income	24	25	53	60
Total Operating Expenses	341	360	746	815

Operating Income	154	116	334	291

Other Income (Expense) - net	5	2	8	4

Interest Expense	32	33	65	64

Income Before Income Taxes	127	85	277	231

Income Taxes	48	36	104	95

Net Income (a)	$79	$49	$173	$136

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$173	$136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	121	103
Amortization	15	14
Defined benefit plans - expense	7	8
Deferred income taxes and investment tax credits	107	39
Other	(10)	(6)
Change in current assets and current liabilities
Accounts receivable	(6)	(24)
Accounts payable	(26)	(93)
Unbilled revenue	3	25
Prepayments	3	(80)
Regulatory assets and liabilities	(40)	36
Taxes payable	(16)	(55)
Other	(6)	(14)
Other operating activities
Defined benefit plans - funding	—	(33)
Other assets	11	(2)
Other liabilities	(8)	22
Net cash provided by operating activities	328	76

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(424)	(480)
Other investing activities	(3)	(3)
Net cash provided by (used in) investing activities	(427)	(483)

Cash Flows from Financing Activities
Issuance of long-term debt	224	—
Retirement of long-term debt	(224)	—
Contributions from parent	200	160
Payment of common stock dividends to parent	(117)	(107)
Net increase (decrease) in short-term debt	6	168
Other financing activities	(2)	—
Net cash provided by (used in) financing activities	87	221

Net Increase (Decrease) in Cash and Cash Equivalents	(12)	(186)
Cash and Cash Equivalents at Beginning of Period	47	214
Cash and Cash Equivalents at End of Period	$35	$28
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$35	$47
Accounts receivable (less reserve: 2016, $23; 2015, $16)
Customer	286	286
Other	13	10
Accounts receivable from affiliates	3	—
Unbilled revenues	88	91
Materials and supplies	30	34
Prepayments	63	66
Other current assets	18	21
Total Current Assets	536	555

Property, Plant and Equipment
Regulated utility plant	9,110	8,734
Less: accumulated depreciation - regulated utility plant	2,656	2,573
Regulated utility plant, net	6,454	6,161
Construction work in progress	577	530
Property, Plant and Equipment, net	7,031	6,691

Other Noncurrent Assets
Regulatory assets	995	1,006
Intangibles	246	244
Other noncurrent assets	17	15
Total Other Noncurrent Assets	1,258	1,265

Total Assets	$8,825	$8,511

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$6	$—
Accounts payable	295	288
Accounts payable to affiliates	35	35
Taxes	8	24
Interest	34	37
Regulatory liabilities	74	113
Customer deposits	22	31
Other current liabilities	77	77
Total Current Liabilities	551	605

Long-term Debt	2,830	2,828

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,776	1,663
Accrued pension obligations	184	183
Regulatory liabilities	19	22
Other deferred credits and noncurrent liabilities	89	91
Total Deferred Credits and Other Noncurrent Liabilities	2,068	1,959

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	2,134	1,934
Earnings reinvested	878	821
Total Equity	3,376	3,119

Total Liabilities and Equity	$8,825	$8,511

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2015	66,368	$364	$1,934	$821	$3,119
Net income				173	173
Capital contributions from PPL			200		200
Dividends declared on common stock				(116)	(116)
June 30, 2016	66,368	$364	$2,134	$878	$3,376

December 31, 2014	66,368	$364	$1,603	$750	$2,717
Net income				136	136
Capital contributions from PPL (b)			207		207
Dividends declared on common stock				(107)	(107)
June 30, 2015	66,368	$364	$1,810	$779	$2,953

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

(b)	Includes non-cash contributions of $47 million.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues	$721	$714	$1,547	$1,613

Operating Expenses
Operation
Fuel	182	214	380	467
Energy purchases	28	28	94	120
Other operation and maintenance	204	214	406	423
Depreciation	100	94	199	189
Taxes, other than income	15	15	30	29
Total Operating Expenses	529	565	1,109	1,228

Operating Income	192	149	438	385

Other Income (Expense) - net	(5)	(1)	(6)	(2)

Interest Expense	48	42	97	84

Interest Expense with Affiliate	4	1	8	1

Income Before Income Taxes	135	105	327	298

Income Taxes	51	45	123	121

Net Income	$84	$60	$204	$177

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$84	$60	$204	$177

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Net actuarial gain (loss), net of tax of ($1), $5, ($1), $5	1	(8)	1	(8)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $1	(1)	—	(1)	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	1	1	1
Net actuarial loss, net of tax of ($1), ($1), ($1), ($1)	1	—	2	1
Total other comprehensive income (loss)	2	(7)	3	(7)

Comprehensive income (loss)	$86	$53	$207	$170

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$204	$177
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	199	189
Amortization	15	12
Defined benefit plans - expense	13	21
Deferred income taxes and investment tax credits	121	145
Other	(1)	23
Change in current assets and current liabilities
Accounts receivable	5	13
Accounts payable	28	10
Unbilled revenues	(14)	12
Fuel, materials and supplies	20	54
Income tax receivable	4	136
Taxes payable	(13)	23
Accrued interest	(1)	—
Other	(22)	(30)
Other operating activities
Defined benefit plans - funding	(45)	(63)
Expenditures for asset retirement obligations	(8)	(3)
Other assets	1	7
Other liabilities	—	(23)
Net cash provided by operating activities	506	703
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(439)	(630)
Other investing activities	—	4
Net cash provided by (used in) investing activities	(439)	(626)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	123	18
Net increase (decrease) in short-term debt	(126)	(14)
Debt issuance and credit facility costs	(1)	—
Distributions to member	(114)	(109)
Contributions from member	37	20
Net cash provided by (used in) financing activities	(81)	(85)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	(8)
Cash and Cash Equivalents at Beginning of Period	30	21
Cash and Cash Equivalents at End of Period	$16	$13

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$16	$30
Accounts receivable (less reserve: 2016, $24; 2015, $23)
Customer	201	209
Other	15	17
Unbilled revenues	161	147
Fuel, materials and supplies	279	298
Prepayments	30	23
Regulatory assets	22	35
Other current assets	1	6
Total Current Assets	725	765

Property, Plant and Equipment
Regulated utility plant	12,414	11,906
Less: accumulated depreciation - regulated utility plant	1,301	1,163
Regulated utility plant, net	11,113	10,743
Construction work in progress	428	660
Property, Plant and Equipment, net	11,541	11,403

Other Noncurrent Assets
Regulatory assets	767	727
Goodwill	996	996
Other intangibles	110	123
Other noncurrent assets	81	76
Total Other Noncurrent Assets	1,954	1,922

Total Assets	$14,220	$14,090

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$139	$265
Long-term debt due within one year	219	25
Notes payable with affiliate	176	54
Accounts payable	236	266
Accounts payable to affiliates	5	5
Customer deposits	54	52
Taxes	33	46
Price risk management liabilities	6	5
Regulatory liabilities	25	32
Interest	31	32
Asset retirement obligations	76	50
Other current liabilities	104	135
Total Current Liabilities	1,104	967

Long-term Debt

Long-term debt	4,470	4,663
Long-term debt to affiliate	400	400
Total Long-term Debt	4,870	5,063

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,580	1,463
Investment tax credits	133	128
Accrued pension obligations	276	296
Asset retirement obligations	463	485
Regulatory liabilities	916	923
Price risk management liabilities	50	42
Other deferred credits and noncurrent liabilities	181	206
Total Deferred Credits and Other Noncurrent Liabilities	3,599	3,543

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,647	4,517

Total Liabilities and Equity	$14,220	$14,090

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2015	$4,517
Net income	204
Contributions from member	37
Distributions to member	(114)
Other comprehensive income (loss)	3
June 30, 2016	$4,647

December 31, 2014	$4,248
Net income	177
Contributions from member	20
Distributions to member	(109)
Other comprehensive income (loss)	(7)
June 30, 2015	$4,329

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues
Retail and wholesale	$317	$323	$692	$740
Electric revenue from affiliate	6	8	17	30
Total Operating Revenues	323	331	709	770

Operating Expenses
Operation
Fuel	69	82	147	185
Energy purchases	23	23	85	111
Energy purchases from affiliate	3	5	5	8
Other operation and maintenance	92	103	179	199
Depreciation	42	40	83	82
Taxes, other than income	7	7	15	14
Total Operating Expenses	236	260	514	599

Operating Income	87	71	195	171

Other Income (Expense) - net	(5)	(1)	(5)	(2)

Interest Expense	18	13	35	26

Income Before Income Taxes	64	57	155	143

Income Taxes	24	22	59	55

Net Income (a)	$40	$35	$96	$88

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$96	$88
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	83	82
Amortization	6	6
Defined benefit plans - expense	4	8
Deferred income taxes and investment tax credits	62	58
Other	—	24
Change in current assets and current liabilities
Accounts receivable	(2)	13
Accounts receivable from affiliates	(7)	7
Accounts payable	20	(12)
Accounts payable to affiliates	8	(4)
Unbilled revenues	(1)	9
Fuel, materials and supplies	29	51
Income tax receivable	4	74
Taxes payable	—	9
Other	(6)	(2)
Other operating activities
Defined benefit plans - funding	(16)	(25)
Expenditures for asset retirement obligations	(6)	(3)
Other assets	(4)	12
Other liabilities	3	(6)
Net cash provided by operating activities	273	389
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(237)	(349)
Net cash provided by (used in) investing activities	(237)	(349)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(32)	(5)
Debt issuance and credit facility costs	(1)	—
Payment of common stock dividends to parent	(61)	(58)
Contributions from parent	47	20
Net cash provided by (used in) financing activities	(47)	(43)
Net Increase (Decrease) in Cash and Cash Equivalents	(11)	(3)
Cash and Cash Equivalents at Beginning of Period	19	10
Cash and Cash Equivalents at End of Period	$8	$7

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$8	$19
Accounts receivable (less reserve: 2016, $2; 2015, $1)
Customer	88	92
Other	10	11
Accounts receivable from affiliates	19	12
Unbilled revenues	68	67
Fuel, materials and supplies	122	151
Prepayments	14	5
Regulatory assets	8	16
Other current assets	—	2
Total Current Assets	337	375

Property, Plant and Equipment
Regulated utility plant	5,207	4,804
Less: accumulated depreciation - regulated utility plant	434	404
Regulated utility plant, net	4,773	4,400
Construction work in progress	130	390
Property, Plant and Equipment, net	4,903	4,790

Other Noncurrent Assets
Regulatory assets	440	424
Goodwill	389	389
Other intangibles	66	73
Other noncurrent assets	22	17
Total Other Noncurrent Assets	917	903

Total Assets	$6,157	$6,068

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$110	$142
Long-term debt due within one year	219	25
Accounts payable	145	157
Accounts payable to affiliates	33	25
Customer deposits	26	26
Taxes	20	20
Price risk management liabilities	6	5
Regulatory liabilities	8	13
Interest	11	11
Asset retirement obligations	37	25
Other current liabilities	36	39
Total Current Liabilities	651	488

Long-term Debt	1,423	1,617

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	888	829
Investment tax credits	37	35
Accrued pension obligations	48	56
Asset retirement obligations	136	149
Regulatory liabilities	427	431
Price risk management liabilities	50	42
Other deferred credits and noncurrent liabilities	85	91
Total Deferred Credits and Other Noncurrent Liabilities	1,671	1,633

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,658	1,611
Earnings reinvested	330	295
Total Equity	2,412	2,330

Total Liabilities and Equity	$6,157	$6,068

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2015	21,294	$424	$1,611	$295	$2,330
Net income				96	96
Capital contributions from LKE			47		47
Cash dividends declared on common stock				(61)	(61)
June 30, 2016	21,294	$424	$1,658	$330	$2,412

December 31, 2014	21,294	$424	$1,521	$229	$2,174
Net income				88	88
Capital contributions from LKE			20		20
Cash dividends declared on common stock				(58)	(58)
June 30, 2015	21,294	$424	$1,541	$259	$2,224

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues
Retail and wholesale	$404	$391	$855	$873
Electric revenue from affiliate	3	5	5	8
Total Operating Revenues	407	396	860	881

Operating Expenses
Operation
Fuel	113	132	233	282
Energy purchases	5	5	9	9
Energy purchases from affiliate	6	8	17	30
Other operation and maintenance	107	109	213	213
Depreciation	58	54	116	107
Taxes, other than income	8	8	15	15
Total Operating Expenses	297	316	603	656

Operating Income	110	80	257	225

Other Income (Expense) - net	1	2	(1)	1

Interest Expense	23	19	47	38

Income Before Income Taxes	88	63	209	188

Income Taxes	34	24	80	71

Net Income (a)	$54	$39	$129	$117

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$129	$117
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	116	107
Amortization	7	4
Defined benefit plans - expense	3	6
Deferred income taxes and investment tax credits	77	84
Other	(1)	(1)
Change in current assets and current liabilities
Accounts receivable	11	—
Accounts receivable from affiliates	1	—
Accounts payable	11	27
Accounts payable to affiliates	12	(11)
Unbilled revenues	(13)	3
Fuel, materials and supplies	(9)	3
Income tax receivable	—	60
Taxes payable	(3)	14
Accrued interest	(1)	—
Other	(10)	(9)
Other operating activities
Defined benefit plans - funding	(13)	(19)
Expenditures for asset retirement obligations	(2)	—
Other assets	(3)	(1)
Other liabilities	(1)	(24)
Net cash provided by operating activities	311	360
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(201)	(279)
Other investing activities	—	4
Net cash provided by (used in) investing activities	(201)	(275)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	(19)	(9)
Debt issuance and credit facility costs	(1)	—
Payment of common stock dividends to parent	(113)	(81)
Contributions from parent	20	—
Net cash provided by (used in) financing activities	(113)	(90)
Net Increase (Decrease) in Cash and Cash Equivalents	(3)	(5)
Cash and Cash Equivalents at Beginning of Period	11	11
Cash and Cash Equivalents at End of Period	$8	$6

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$8	$11
Accounts receivable (less reserve: 2016, $2; 2015, $2)
Customer	113	117
Other	4	9
Accounts receivable from affiliates	—	1
Unbilled revenues	93	80
Fuel, materials and supplies	157	147
Prepayments	16	8
Regulatory assets	14	19
Other current assets	1	4
Total Current Assets	406	396

Property, Plant and Equipment
Regulated utility plant	7,203	7,099
Less: accumulated depreciation - regulated utility plant	867	759
Regulated utility plant, net	6,336	6,340
Construction work in progress	295	267
Property, Plant and Equipment, net	6,631	6,607

Other Noncurrent Assets
Regulatory assets	327	303
Goodwill	607	607
Other intangibles	44	50
Other noncurrent assets	55	48
Total Other Noncurrent Assets	1,033	1,008

Total Assets	$8,070	$8,011

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$29	$48
Accounts payable	73	88
Accounts payable to affiliates	52	39
Customer deposits	28	26
Taxes	17	20
Regulatory liabilities	17	19
Interest	15	16
Asset retirement obligations	39	25
Other current liabilities	33	44
Total Current Liabilities	303	325

Long-term Debt	2,327	2,326

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,120	1,046
Investment tax credits	96	93
Accrued pension obligations	39	46
Asset retirement obligations	327	336
Regulatory liabilities	489	492
Other deferred credits and noncurrent liabilities	47	60
Total Deferred Credits and Other Noncurrent Liabilities	2,118	2,073

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,616	2,596
Accumulated other comprehensive loss	(1)	—
Earnings reinvested	399	383
Total Equity	3,322	3,287

Total Liabilities and Equity	$8,070	$8,011

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2015	37,818	$308	$2,596	$383	$—	$3,287
Capital contributions from LKE			20			20
Net income				129		129
Cash dividends declared on common stock				(113)		(113)
Other comprehensive income (loss)					(1)	(1)
June 30, 2016	37,818	$308	$2,616	$399	$(1)	$3,322

December 31, 2014	37,818	$308	$2,596	$302	$—	$3,206
Net income				117		117
Cash dividends declared on common stock				(81)		(81)
Other comprehensive income (loss)					(1)	(1)
June 30, 2015	37,818	$308	$2,596	$338	$(1)	$3,241

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2015 is derived from that Registrant's 2015 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2015 Form 10-K. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2016 financial statements.

(PPL)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Energy Supply, substantially representing PPL's former Supply segment, which was spun off and distributed to PPL shareowners on June 1, 2015. In addition, the Statement of Cash Flows for the six months ended June 30, 2015 separately reports the cash flows of the discontinued operations. See Note 8 for additional information.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 to each indicated Registrant's 2015 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy. During the three and six months ended June 30, 2016, PPL Electric purchased $297 million and $679 million of accounts receivable from unaffiliated third parties. During the three and six months ended June 30, 2015, PPL Electric purchased $276 million and $607 million of accounts receivable from unaffiliated third parties and $53 million and $146 million from PPL EnergyPlus. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from an unaffiliated third party.

Discount Rate Change for U.K. Pension Plans (PPL)

In selecting the discount rate for its U.K. pension plans, WPD historically used a single weighted-average discount rate in the calculation of net periodic defined benefit cost. Effective January 1, 2016, WPD began using individual spot rates to measure service cost and interest cost to calculate net periodic defined benefit cost. For the three and six months ended June 30, 2016, this change in discount rate resulted in lower net periodic defined benefit costs recognized on the Statements of Income of $11 million ($9 million after-tax or $0.02 per share) and $22 million ($18 million after-tax or $0.03 per share).

Foreign Currency Translation and Transactions (PPL)

WPD's functional currency is the GBP, which is the local currency in the U.K. As such, assets and liabilities are translated to U.S. dollars at the exchange rates on the date of consolidation and related revenues and expenses are generally translated at average exchange rates prevailing during the period included in PPL's results of operations. Adjustments resulting from foreign currency translation are recorded in AOCI.

PPL consolidates WPD on a one-month lag. Therefore, the impact of the decrease in the GBP to U.S. dollar exchange rate that occurred subsequent to the U.K.'s vote on June 23, 2016 to withdraw from the European Union is not reflected in PPL's June 30, 2016 financial statements. Using the June 30, 2016 GBP to U.S. dollar exchange rate of $1.34 as opposed to the May 31, 2016 exchange rate of $1.46 would have resulted in an additional foreign currency translation loss of $499 million recorded in AOCI, primarily reflecting a $991 million decrease in PP&E and a $228 million decrease in goodwill, partially offset by a decrease of $606 million in long-term debt.

Certain financial information provided for future periods in PPL’s 2015 Form 10-K is also impacted by the decrease in the GBP to U.S. dollar exchange rate.

New Accounting Guidance Adopted (All Registrants)

Accounting for Stock-Based Compensation

Effective January 1, 2016, the Registrants adopted accounting guidance to simplify the accounting for share-based payment transactions. The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense on the statement of income, eliminates the requirement that excess tax benefits be realized before companies can recognize them and changes the threshold for statutory income tax withholding requirements to qualify for equity classification to the maximum statutory tax rates in the applicable jurisdictions. This guidance also changes the classification of excess tax benefits to an operating activity and employee taxes paid when shares are withheld to satisfy the employer's statutory income tax withholding obligation to a financing activity on the statement of cash flows and allows entities to make a policy election to either estimate forfeitures or recognize them when they occur. The adoption of this guidance had the following impacts:

•
Using the required prospective method of transition, for the three and six months ended June 30, 2016, PPL recorded tax benefits of $3 million and $11 million ($0.02 per share) and PPL Electric recorded tax benefits of $2 million and $7 million related to excess tax benefits for awards that were exercised and vested for the periods ending June 30, 2016. These amounts were recorded to Income taxes on the Statements of Income and Deferred income taxes on the Balance Sheets. The impact on LKE was not significant.

•
PPL elected to use the prospective method of transition for classifying excess tax benefits as an Operating activity on the Statement of Cash Flows. The amounts classified as Financing activities in the prior periods were not significant.

•
Upon adoption, using the required modified retrospective method of transition, PPL recorded a cumulative effect adjustment of $7 million to increase Earnings reinvested and decrease Deferred income taxes on the Balance Sheet related to prior period unrecognized excess tax benefits.

•	PPL has historically presented employee taxes paid for net settled awards as a Financing activity on the Statement of Cash Flows. Therefore, there is no transition impact for this requirement.

•	PPL has elected to recognize forfeitures when they occur. Due to past experience of insignificant forfeitures, there is no transition impact of this policy election.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2015 Form 10-K for a discussion of reportable segments and related information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are:

	Three Months		Six Months
	2016	2015	2016	2015
Income Statement Data
Revenues from external customers
U.K. Regulated	$563	$587	$1,158	$1,284
Kentucky Regulated	721	714	1,547	1,613
Pennsylvania Regulated	495	476	1,080	1,106
Corporate and Other	6	4	11	8
Total	$1,785	$1,781	$3,796	$4,011

Net Income (loss)
U.K. Regulated (a)	$345	$190	$634	$565
Kentucky Regulated	76	47	188	156
Pennsylvania Regulated	78	49	172	136
Corporate and Other (b)	(16)	(36)	(30)	(55)
Discontinued Operations (c)	—	(1,007)	—	(912)
Total	$483	$(757)	$964	$(110)

	June 30, 2016	December 31, 2015
Balance Sheet Data
Assets
U.K. Regulated (d)	$16,371	$16,669
Kentucky Regulated	13,886	13,756
Pennsylvania Regulated	8,825	8,511
Corporate and Other (e)	446	365
Total assets	$39,528	$39,301

(a)	Includes unrealized gains and losses from hedging foreign-currency related economic activity. See Note 14 for additional information.

(b)	2015 includes transition costs to prepare the Talen Energy organization for the June 1, 2015 spinoff and reconfigure the remaining PPL Services functions. See Note 8 for additional information.

(c)	See Note 8 for additional information.

(d)	Includes $12.1 billion and $12.2 billion of net PP&E as of June 30, 2016 and December 31, 2015. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(e)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2016	2015	2016	2015
Income (Numerator)
Income from continuing operations after income taxes	$483	$250	$964	$802
Less amounts allocated to participating securities	1	1	3	2
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$482	$249	$961	$800

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$—	$(1,007)	$—	$(912)

Net income (loss)	$483	$(757)	$964	$(110)
Less amounts allocated to participating securities	1	1	3	2
Net income (loss) available to PPL common shareowners - Basic and Diluted	$482	$(758)	$961	$(112)

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	677,145	668,415	676,293	667,698
Add incremental non-participating securities:
Share-based payment awards	3,584	2,871	3,480	2,315
Weighted-average shares - Diluted EPS	680,729	671,286	679,773	670,013

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.71	$0.37	$1.42	$1.20
Income (loss) from discontinued operations (net of income taxes)	—	(1.50)	—	(1.37)
Net Income (loss)	$0.71	$(1.13)	$1.42	$(0.17)

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.71	$0.37	$1.41	$1.19
Income (loss) from discontinued operations (net of income taxes)	—	(1.50)	—	(1.36)
Net Income (loss)	$0.71	$(1.13)	$1.41	$(0.17)

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Six Months
	2016	2015	2016	2015
Stock-based compensation plans (a)	795	992	2,920	2,437
DRIP	370	424	772	843

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2016	2015	2016	2015
Stock options	696	348	696	1,085
Performance units	78	—	39	73

5. Income Taxes

Reconciliations of income taxes for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2016	2015	2016	2015
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$236	$112	$467	$382
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	9	22	29
Valuation allowance adjustments	3	5	9	8
Impact of lower U.K. income tax rates	(45)	(36)	(99)	(98)
Federal and state tax reserve adjustments (a)	—	(12)	—	(12)
Interest benefit on U.K. financing entities	(4)	(3)	(9)	(11)
Stock-based compensation (b)	(3)	—	(11)	—
Other	(4)	(4)	(8)	(10)
Total increase (decrease)	(44)	(41)	(96)	(94)
Total income taxes	$192	$71	$371	$288

(a)	During the three and six months ended June 30, 2015, PPL recorded a tax benefit to adjust the settled refund amount approved by Joint Committee of Taxation for the open audit years 1998 - 2011.

(b)
During the three and six months ended June 30, 2016, PPL recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 for additional information.

(PPL Electric)
	Three Months		Six Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$44	$30	$97	$81
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	4	18	14
Federal and state tax reserve adjustments	—	2	—	2
Depreciation not normalized	(2)	(1)	(3)	(2)
Stock-based compensation (a)	(2)	—	(7)	—
Other	—	1	(1)	—
Total increase (decrease)	4	6	7	14
Total income taxes	$48	$36	$104	$95

(a)
During the three and six months ended June 30, 2016, PPL Electric recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 for additional information.

(LKE)
	Three Months		Six Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$47	$37	$114	$104
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4	12	11
Valuation allowance adjustments (a)	—	5	—	8
Stock-based compensation	—	—	(1)	—
Other	(1)	(1)	(2)	(2)
Total increase (decrease)	4	8	9	17
Total income taxes	$51	$45	$123	$121

(a)	Represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

(LG&E)
	Three Months		Six Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$22	$20	$54	$50
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2	2	6	5
Other	—	—	(1)	—
Total increase (decrease)	2	2	5	5
Total income taxes	$24	$22	$59	$55

(KU)
	Three Months		Six Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$31	$22	$73	$66
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	2	7	7
Other	—	—	—	(2)
Total increase (decrease)	3	2	7	5
Total income taxes	$34	$24	$80	$71

Other (PPL)

In February 2015, PPL and the IRS Appeals Division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. In April 2015, PPL was notified that the Joint Committee on Taxation approved PPL's settlement. In the second quarter of 2015, PPL recorded a tax benefit of $23 million, which included an estimate of interest on the refund. Of this amount, $11 million was reflected in continuing operations. PPL finalized the settlement of interest in the second quarter of 2016 and recorded an additional $3 million tax benefit.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Current Regulatory Assets:
Environmental cost recovery	$6	$24	$—	$—
Generation formula rate	13	7	—	—
Transmission service charge	10	10	10	10
Other	5	7	2	3
Total current regulatory assets (a)	$34	$48	$12	$13

	PPL		PPL Electric
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Noncurrent Regulatory Assets:
Defined benefit plans	$800	$809	$460	$469
Taxes recoverable through future rates	331	326	331	326
Storm costs	79	93	23	30
Unamortized loss on debt	66	68	41	42
Interest rate swaps	148	141	—	—
Accumulated cost of removal of utility plant	139	137	139	137
AROs	187	143	—	—
Other	12	16	1	2
Total noncurrent regulatory assets	$1,762	$1,733	$995	$1,006

Current Regulatory Liabilities:
Generation supply charge	$26	$41	$26	$41
Demand side management	10	8	—	—
Gas supply clause	—	6	—	—
Universal service rider	6	5	6	5
Transmission formula rate	27	48	27	48
Fuel adjustment clause	10	14	—	—
Storm damage expense	14	16	14	16
Other	6	7	1	3
Total current regulatory liabilities	$99	$145	$74	$113

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$695	$691	$—	$—
Coal contracts (b)	8	17	—	—
Power purchase agreement - OVEC (b)	79	83	—	—
Net deferred tax assets	24	23	—	—
Act 129 compliance rider	19	22	19	22
Defined benefit plans	27	24	—	—
Interest rate swaps	80	82	—	—
Other	3	3	—	—
Total noncurrent regulatory liabilities	$935	$945	$19	$22

	LKE		LG&E		KU
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Current Regulatory Assets:
Environmental cost recovery	$6	$24	$6	$13	$—	$11
Generation formula rate	13	7	—	—	13	7
Other	3	4	2	3	1	1
Total current regulatory assets	$22	$35	$8	$16	$14	$19

	LKE		LG&E		KU
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Noncurrent Regulatory Assets:
Defined benefit plans	$340	$340	$215	$215	$125	$125
Storm costs	56	63	31	35	25	28
Unamortized loss on debt	25	26	16	17	9	9
Interest rate swaps	148	141	106	98	42	43
AROs	187	143	70	57	117	86
Plant retirement costs	5	6	—	—	5	6
Other	6	8	2	2	4	6
Total noncurrent regulatory assets	$767	$727	$440	$424	$327	$303

Current Regulatory Liabilities:
Demand side management	$10	$8	$5	$4	$5	$4
Gas supply clause	—	6	—	6	—	—
Fuel adjustment clause	10	14	2	2	8	12
Other	5	4	1	1	4	3
Total current regulatory liabilities	$25	$32	$8	$13	$17	$19

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$695	$691	$304	$301	$391	$390
Coal contracts (b)	8	17	3	7	5	10
Power purchase agreement - OVEC (b)	79	83	54	57	25	26
Net deferred tax assets	24	23	23	23	1	—
Defined benefit plans	27	24	—	—	27	24
Interest rate swaps	80	82	40	41	40	41
Other	3	3	3	2	—	1
Total noncurrent regulatory liabilities	$916	$923	$427	$431	$489	$492

(a)	These amounts are included in "Other current assets" on the Balance Sheets.

(b)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

In 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. WPD began refunding its liability for over-recovery of line losses to customers on April 1, 2015 and will continue through March 31, 2019. The liability at June 30, 2016 was $39 million.

Kentucky Activities

CPCN and ECR Filings (PPL, LKE, LG&E and KU)

On January 29, 2016, LG&E and KU submitted applications to the KPSC for CPCNs and for ECR rate treatment regarding upcoming environmental construction projects relating to the EPA's regulations addressing the handling of coal combustion by-products and MATS. The construction projects are expected to begin in 2016 and continue through 2023 and are estimated to cost approximately $316 million at LG&E and $678 million at KU. On June 13, 2016, LG&E and KU filed a unanimous settlement agreement with intervenors in the proceedings. The proposed settlement provided for recovery of the costs incurred by LG&E and KU for the projects requested in the original applications, with adjustments for amortization or depreciation methods and periods for CCR impoundment projects. The proposed settlement also included the parties' support for LG&E's and KU's requested 10% authorized return on equity. On August 8, 2016, the KPSC issued an order approving the majority of the settlement's terms and provisions, but establishing a 9.8% authorized return on equity for these projects. Recovery of costs will commence with bills rendered on and after August 31, 2016.

Gas Franchise (LKE and LG&E)

LG&E’s existing gas franchise agreement for the Louisville/Jefferson County service area expired on March 31, 2016.  Pursuant to Kentucky law, upon expiration of a franchise, LG&E retains a revocable license to own and operate its facilities and to provide service. LG&E submitted a bid for a new franchise agreement on June 9, 2016 and is awaiting action from the Louisville/Jefferson County Metro Council. On July 28, 2016, Metro Council introduced an ordinance to award the bid to LG&E and assigned the ordinance to committee for review and recommendation. In the interim, LG&E continues to provide gas service to customers in this service area at existing rates, but without collecting or remitting a franchise fee. LG&E cannot predict the outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operation.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet specified goals for reduction in customer electricity usage and peak demand by specified dates. EDCs not meeting the requirements of Act 129 are subject to significant penalties. In November 2015, PPL Electric filed with the PUC its Act 129 Phase III Energy Efficiency and Conservation Plan for the period June 1, 2016 through May 31, 2021. In January 2016, PPL Electric and the other parties reached a settlement of all major issues in the case and filed that settlement with the Administrative Law Judge. In June 2016, the PUC issued a final order approving PPL Electric's Phase III Plan as modified by the settlement, allowing PPL Electric to recover a maximum $313 million in program cost over the five-year period June 1, 2016 through May 31, 2021 through the Act 129 compliance rider.

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

PPL Electric has received PUC approval of biannual DSP procurement plans for all periods required under Act 129. In January 2016, PPL Electric filed a Petition for Approval of a new DSP procurement plan with the PUC for the period June 1, 2017 through May 31, 2021. The parties have reached a settlement on all but one issue in the proceeding. A partial settlement agreement and briefs on the litigated issue were submitted to the Administrative Law Judge in July 2016. This proceeding remains pending before the PUC. PPL Electric cannot predict the outcome of this proceeding.

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

	June 30, 2016					December 31, 2015
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility	Jan 2021	£210	£138	£—	£72	£133	£—
WPD (South West)
Syndicated Credit Facility	July 2020	245	100	—	145	—	—
WPD (East Midlands)
Syndicated Credit Facility	July 2020	300	31	—	269	—	—
WPD (West Midlands)
Syndicated Credit Facility	July 2020	300	—	—	300	—	—
Uncommitted Credit Facilities		40	—	4	36	—	4
Total U.K. Credit Facilities (a)		£1,095	£269	£4	£822	£133	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan 2021	$700	$—	$320	$380	$—	$151
Syndicated Credit Facility	Nov 2018	300	—	—	300	—	300
Bilateral Credit Facility	Mar 2017	150	—	17	133	—	20
Total PPL Capital Funding Credit Facilities		$1,150	$—	$337	$813	$—	$471

PPL Electric
Syndicated Credit Facility	Jan 2021	$400	$—	$7	$393	$—	$1

LKE
Syndicated Credit Facility (b)	Oct 2018	$75	$—	$—	$75	$75	$—

LG&E
Syndicated Credit Facility	Dec 2020	$500	$—	$110	$390	$—	$142

KU
Syndicated Credit Facility	Dec 2020	$400	$—	$29	$371	$—	$48
Letter of Credit Facility	Oct 2017	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$227	$371	$—	$246

(a)
WPD plc's amounts borrowed at June 30, 2016 and December 31, 2015 were USD-denominated borrowings of $200 million for both periods, which bore interest at 1.27% and 1.83%. The unused capacity reflects the amount borrowed in GBP of £138 million as of the date borrowed. WPD (South West) amount borrowed at June 30, 2016 was a GBP-denominated borrowing which equated to $146 million and bore interest at 0.92%. WPD (East Midlands) amount borrowed at June 30, 2016 was a GBP-denominated borrowing which equated to $45 million and bore interest at 0.92%. At June 30, 2016, the unused capacity under the U.K. credit facilities was approximately $1.2 billion.

(b)	LKE's interest rate on outstanding borrowings at December 31, 2015 was 1.68%.

In July 2016, the expiration dates for the WPD (South West), WPD (East Midlands) and WPD (West Midlands) syndicated credit facilities were extended to July 2021.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	June 30, 2016				December 31, 2015
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	0.84%	$1,000	$320	$680	0.78%	$451
PPL Electric	0.75%	400	6	394		—
LG&E	0.70%	350	110	240	0.71%	142
KU	0.70%	350	29	321	0.72%	48
Total		$2,100	$465	$1,635		$641

(LKE)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In May 2016, PPL Capital Funding issued $650 million of 3.10% Senior Notes due 2026. PPL Capital Funding received proceeds of $645 million, net of a discount and underwriting fees, which will be used to invest in or make loans to subsidiaries of PPL, to repay short-term debt and for general corporate purposes.

In May 2016, WPD (East Midlands) borrowed £100 million at 0.4975% under a new ten-year index linked term loan agreement, which will be used for general corporate purposes.

In May 2016, WPD plc repaid the entire $460 million principal amount of its 3.90% Senior Notes upon maturity.

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

(PPL)

ATM Program

In February 2015, PPL filed a registration statement with the SEC and entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. For the three and six months ended June 30, 2016, PPL did not issue any shares under the agreements. For the three and six months ended June 30, 2015, PPL issued 421,700 shares of common stock under the program at an average price of $33.73 per share, receiving net proceeds of $14 million.

Distributions

In May 2016, PPL declared a quarterly common stock dividend, payable July 1, 2016, of 38 cents per share (equivalent to $1.52 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

(PPL)

Discontinued Operations

Spinoff of PPL Energy Supply

In June 2015, PPL completed the spinoff of PPL Energy Supply which combined its competitive power generation businesses with those of Riverstone to form a new, stand-alone, publicly traded company named Talen Energy.

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

Loss on Spinoff

In June 2015, in conjunction with the accounting for the spinoff, PPL evaluated whether the fair value of the Supply segment's net assets was less than the carrying value as of the June 1, 2015 spinoff date.

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

The following table summarizes PPL's fair value analysis:

Approach	Weighting	Weighted Fair Value (in billions)
Talen Energy Market Value	50%	$1.4
Income/Discounted Cash Flow	30%	1.1
Alternative Market (Comparable Company)	20%	0.7
Estimated Fair Value		$3.2

A key assumption included in the fair value estimate is the application of a control premium of 25% in the two market approaches. PPL concluded it was appropriate to apply a control premium in these approaches as the goodwill impairment testing guidance was followed in determining the estimated fair value of the Supply segment which had historically been a reporting unit for PPL. This guidance provides that the market price of an individual security (and thus the market capitalization of a reporting unit with publicly traded equity securities) may not be representative of the fair value of the reporting unit. This guidance also indicates that substantial value may arise to a controlling shareholder from the ability to take advantage of synergies and other benefits that arise from control over another entity, and that the market price of a company's individual share of stock does not reflect this additional value to a controlling shareholder. Therefore, the quoted market price need not be the sole measurement basis for determining the fair value, and including a control premium is appropriate in measuring the fair value of a reporting unit.

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

Assumptions used in the discounted cash flow analysis included forward energy prices, forecasted generation, and forecasted operation and maintenance expenditures that were consistent with assumptions used in the Energy Supply portion of the Talen Energy business planning process at that time and a market participant discount rate.

Using these methodologies and weightings, PPL determined the estimated fair value of the Supply segment (classified as Level 3) was below its carrying value of $4.1 billion and recorded a loss on the spinoff of $879 million for the three and six months ended June 30, 2015, which is reflected in discontinued operations and is nondeductible for tax purposes. This amount served to reduce the basis of the net assets accounted for as a dividend at the June 1, 2015 spinoff date.

Costs of Spinoff

Employee-related costs incurred in the three and six months ended June 30, 2015 primarily included accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date which are reflected in discontinued operations.

PPL also recorded $36 million and $42 million of third-party costs related to this transaction during the three and six months ended June 30, 2015. Of these costs, $29 million and $31 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $7 million and $11 million of consulting and other costs were incurred to prepare the new Talen Energy organization for the spinoff and reconfigure the remaining PPL service functions. These costs are primarily recorded in "Other operation and maintenance" on the Statement of Income.

At the close of the transaction, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into earnings and reflected in discontinued operations for the three and six months ended June 30, 2015.

Continuing Involvement (PPL and PPL Electric)

As a result of the spinoff, PPL and PPL Energy Supply entered into a Transition Services Agreement (TSA) that terminates no later than two years after the spinoff. Pursuant to the TSA, PPL is providing Talen Energy certain information technology, financial and accounting, human resource and other specified services. For the three and six months ended June 30, 2016, the amounts PPL billed Talen Energy for these services were $10 million and $20 million. For the period June 1, 2015 to June 30, 2015, the amounts PPL billed Talen Energy for these services were not significant. In general, the fees for the transition services allow the provider to recover its cost of the services, including overheads, but without margin or profit.

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

For the three and six months ended June 30, 2016, PPL Electric's energy purchases from Talen Energy Marketing were $29 million and $83 million. For the period June 1, 2015 to June 30, 2015, PPL Electric's energy purchases from Talen Energy Marketing were not significant. These energy purchases are no longer considered affiliate transactions.

Summarized Results of Discontinued Operations (PPL)

The operations of the Supply segment prior to the spinoff on June 1, 2015 are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of Discontinued Operations in the Statement of Income for the periods ended June 30, 2015:

	Three Months	Six Months
Operating revenues	$483	$1,427
Operating expenses	561	1,328
Other Income (Expense) - net	(29)	(22)
Interest expense (a)	112	150
Income (loss) before income taxes	(219)	(73)
Income tax expense (benefit)	(91)	(40)
Loss on spinoff	(879)	(879)
Income (Loss) from Discontinued Operations (net of income taxes)	$(1,007)	$(912)

(a)	Includes interest associated with the Supply Segment with no additional allocation as the Supply segment was sufficiently capitalized.

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

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project. In January 2014, the PUC issued a final order approving the application. The line was energized in April 2016, completing the approximately $350 million project which includes additional substation security enhancements. Costs related to the project were capitalized and are included on the Balance Sheets, primarily in "Regulated utility plant."

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

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2016	2015	2016 (b)	2015	2016	2015	2016 (b)	2015
PPL
Service cost	$16	$26	$18	$19	$33	$56	$36	$39
Interest cost	44	52	62	77	87	110	124	156
Expected return on plan assets	(58)	(69)	(132)	(129)	(114)	(145)	(265)	(260)
Amortization of:
Prior service cost	3	2			4	4
Actuarial loss	10	22	36	40	25	47	73	79
Net periodic defined benefit costs (credits) (a)	$15	$33	$(16)	$7	$35	$72	$(32)	$14

LKE
Service cost	$6	$6			$12	$13
Interest cost	18	17			35	34
Expected return on plan assets	(24)	(22)			(45)	(44)
Amortization of:
Prior service cost	3	2			4	4
Actuarial loss	5	9			10	17
Net periodic defined benefit costs	$8	$12			$16	$24

LG&E
Service cost	$1	$1			$1	$1
Interest cost	4	4			7	7
Expected return on plan assets	(5)	(5)			(10)	(10)
Amortization of:
Prior service cost	1	—			2	1
Actuarial loss	1	3			3	6
Net periodic defined benefit costs	$2	$3			$3	$5

(a)
For the three and six months ended June 30, 2015, the total net periodic defined benefit cost includes $7 million and $18 million reflected in discontinued operations related to costs allocated from PPL's plans to PPL Energy Supply prior to the spinoff.

(b)	See Note 2 for a discussion of changes to the discount rate used for the U.K. Pension Plans.

	Other Postretirement Benefits
	Three Months		Six Months
	2016	2015	2016	2015
PPL
Service cost	$2	$3	$4	$7
Interest cost	7	7	13	14
Expected return on plan assets	(6)	(7)	(11)	(14)
Net periodic defined benefit costs	$3	$3	$6	$7

LKE
Service cost	$1	$2	$2	$3
Interest cost	3	3	5	5
Expected return on plan assets	(1)	(2)	(3)	(3)
Amortization of prior service cost	—	—	1	1
Net periodic defined benefit costs	$3	$3	$5	$6

(PPL Electric, LG&E and KU)

In addition to the specific plans it sponsors, LG&E is allocated costs of defined benefit plans sponsored by LKE. PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE. These allocations are based on participation in those plans, which management believes are reasonable. For the periods ended June 30, PPL Services allocated the following net periodic defined benefit costs to PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU:

	Three Months		Six Months
	2016	2015	2016	2015
PPL Electric	$5	$8	$11	$16
LG&E	3	4	5	7
KU	3	4	6	9

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

(PPL, LKE, LG&E and KU)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the Cane Run plant. In their individual capacities, these plaintiffs seek compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one Clean Air Act claim, but declined to dismiss their common law tort claims. Upon motion of LG&E and PPL, the district court certified for appellate review the issue of whether the state common law claims are preempted by federal statute. In December 2014, the U.S. Court of Appeals for the Sixth Circuit issued an order granting appellate review regarding the above matter. Oral argument before the Sixth Circuit was held in August 2015. In November 2015, the Sixth Circuit issued an opinion affirming the District Court's ruling that plaintiffs' state law claims are not preempted by the Clean Air Act and remanding the matter to the District Court for further proceedings. The District Court has issued an order setting a discovery schedule through the second quarter of 2017. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

Mill Creek Environmental Claims

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act. The Sierra Club alleges that various discharges at the Mill Creek plant constitute violations of the plant's water discharge permit. The Sierra Club seeks civil penalties, injunctive relief, costs and attorney's fees. In August 2015, the Court denied cross-motions for summary judgment filed by both parties and directed the parties to proceed with discovery. The parties have conducted discovery and settlement discussions in the matter. PPL, LKE and LG&E cannot predict the ultimate outcome of this matter, but believe the plant is operating in compliance with the permits and does not presently expect the matter to have a material effect on operations or result in significant losses beyond the amounts already recorded.

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

Trimble County Water Discharge Permit

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant. In November 2010, the KEEC issued a final order upholding the permit, which was subsequently appealed by the environmental groups. In September 2013, the Franklin Circuit Court reversed the KEEC order upholding the permit and remanded the permit to the agency for further proceedings. LG&E and the KEEC appealed the order to the Kentucky Court of Appeals. In July 2015, the Court of Appeals upheld the lower court ruling. On February 10, 2016, the Kentucky Supreme Court issued an order granting discretionary review. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or the potential impact on the operations of the Trimble County plant, including increased capital or operating costs, if any.

Regulatory Issues (All Registrants)

See Note 6 for information on regulatory matters related to utility rate regulation.

Electricity - Reliability Standards

The NERC is responsible for establishing and enforcing mandatory reliability standards (Reliability Standards) regarding the bulk electric system in North America. The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk electric system, including electric utility companies, generators and marketers. Under the Federal Power Act, the FERC may assess civil penalties for certain violations.

LG&E, KU and PPL Electric monitor their compliance with the Reliability Standards and continue to self-report or self-log potential violations of applicable reliability requirements and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Penalties incurred to date have not been significant. Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

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

LG&E and KU are entitled to recover, through the ECR mechanism, certain costs of complying with the Clean Air Act, as amended, and those federal, state, or local environmental requirements applicable to coal combustion wastes and by-products from facilities that generate electricity from coal in accordance with approved compliance plans. Costs not covered by the ECR mechanism for LG&E and KU and all such costs for PPL Electric are subject to rate recovery before the companies' respective state regulatory authorities, or the FERC, if applicable. Because neither WPD nor PPL Electric owns any generating plants, their exposure to related environmental compliance costs is reduced. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

Air

(PPL, LKE, LG&E and KU)

The Clean Air Act, which regulates air pollutants from mobile and stationary sources in the United States, has a significant impact on the operation of fossil fuel plants. The Clean Air Act requires the EPA periodically to review and establish concentration levels in the ambient air for six criteria pollutants to protect public health and welfare. These concentration levels are known as NAAQS. The six criteria pollutants are carbon monoxide, lead, nitrogen dioxide, ozone, particulate matter and sulfur dioxide.

Federal environmental regulation of these criteria pollutants require states to adopt implementation plans, known as state implementation plans, for certain pollutants, which detail how the state will attain the standards that are mandated by the relevant law or regulation. Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas), and must develop a state implementation plan both to bring non-attainment areas into compliance with the NAAQS and to maintain good air quality in attainment areas. In addition, for attainment of ozone and fine particulates standards, states in the eastern portion of the country, including Kentucky, are subject to a regional program developed by the EPA known as the Cross-State Air Pollution Rule. The NAAQS, future revisions to the NAAQS and state implementation plans, or future revisions to regional programs, may require installation of additional pollution controls, the costs of which PPL, LKE, LG&E and KU believe are subject to cost recovery.

Although PPL, LKE, LG&E and KU do not anticipate significant costs to comply with these programs, changes in market or operating conditions could result in different costs than anticipated.

National Ambient Air Quality Standards (NAAQS)

Under the Clean Air Act, the EPA is required to reassess the NAAQS for certain air pollutants on a five-year schedule. In 2008, the EPA revised the NAAQS for ozone and proposed to further strengthen the standard in November 2014. The EPA released a new ozone standard on October 1, 2015. The states and EPA will determine attainment with the new ozone standard through review of relevant ambient air monitoring data, with attainment or nonattainment designations scheduled no later than October 2017. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. States that are not in the ozone transport region, including Kentucky, are working together to evaluate further nitrogen oxide reductions from fossil-fueled plants with SCRs. The nature and timing of any additional reductions resulting from these evaluations cannot be predicted at this time.

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

Mercury and Air Toxics Standards (MATS)

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, with an effective date of April 16, 2012. The MATS rule was challenged by industry groups and states and was upheld by the U.S. Court of Appeals for the D. C. Circuit Court (D.C. Circuit Court) in April 2014. A group of states subsequently petitioned the U.S. Supreme Court (Supreme Court) to review this decision and, in June 2015, the Supreme Court held that the EPA failed to properly consider costs when deciding to regulate hazardous air emissions from power plants under MATS. The Supreme Court remanded the matter to the D.C. Circuit Court, which in December 2015 remanded the rule to the EPA without vacating it. The EPA has proposed a supplemental finding regarding costs of the rule and has announced that it intends to make a final determination in 2016. The EPA's MATS rule remains in effect during the pendency of the ongoing proceedings.

LG&E and KU have installed significant controls in response to the MATS rule and in conjunction with compliance with other environmental requirements, including fabric-filter baghouses, upgraded Scrubbers or chemical additive systems for which appropriate KPSC authorization and/or ECR treatment has been received. LG&E and KU have received KPSC approval for a compliance plan providing for installation of additional MATS-related controls; however, the estimated cost of these controls is not expected to be significant for either LG&E or KU. PPL, LKE, LG&E and KU cannot predict the outcome of the MATS rule or its potential impact, if any, on plant operations, rate treatment or future capital or operating needs. See Note 6 for additional information.

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

Climate Change

There is continuing world-wide attention focused on issues related to climate change. Most recently, on June 29, 2016, the President announced that the United States, Canada and Mexico have established the North American Climate, Clean Energy, and Environment Partnership Plan which specifies actions to promote clean energy, address climate change and protect the environment. The plan includes a goal to provide 50% of the energy used in North America from clean energy sources by 2025. The plan does not impose any nation-specific requirements.

In December 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate which establishes a comprehensive framework for the reduction of greenhouse gas (GHG) emissions from both developed and developing nations. Although the agreement does not establish binding reduction requirements, it requires each nation to prepare, communicate and maintain GHG reduction commitments. Reductions can currently be achieved in a variety of ways, including energy conservation, power plant efficiency improvements, reduced utilization of coal-fired generation or replacing coal-fired generation with natural gas or renewable generation. Based on EPA's Clean Power Plan described below, the U.S. has committed to an initial reduction target of 26% to 28% below 2005 levels by 2025.

The UK has enacted binding carbon reduction requirements that are applicable to WPD. Under the UK law, WPD must purchase carbon allowances to offset emissions associated with WPD’s operations. The cost of these allowances is included in WPD’s current operating expenses. WPD expects these expenses to decrease as a result of energy efficiency measures and the removal of 18 fuel sources previously included in the allowance requirements.

The EPA's Rules under Section 111 of the Clean Air Act

As further described below, the EPA finalized rules imposing GHG emission standards for both new and existing power plants in the United States. The EPA has also issued a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan under these rules. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act has been challenged in the D.C. Circuit Court by several states and industry groups. On February 9, 2016, the Supreme Court stayed the rule for existing plants (the Clean Power Plan) pending the D.C. Circuit Court's review and subsequent review by the Supreme Court if a writ of certiorari is filed and granted.

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

LG&E and KU are participating in the ongoing regulatory processes at the state and federal level. Various states, industry groups and individual companies including LKE have filed petitions for reconsideration with EPA and petitions for review with the D.C. Circuit Court challenging the Clean Power Plan. On February 9, 2016, the Supreme Court stayed the rule pending the D.C. Circuit Court's review. PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact, if any, on plant operations, or future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to cost recovery.

In April 2014, the Kentucky General Assembly passed legislation limiting the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the EPA's regulations governing GHG emissions from existing sources. The legislation provides that such state GHG performance standards shall be based on emission reductions, efficiency measures and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions may make it more difficult for Kentucky to achieve the GHG reduction levels that the EPA has established for Kentucky.

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

On June 30, 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

Coal Combustion Residuals (CCRs)

On April 17, 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective on October 19, 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable solely through citizen suits. LG&E and KU are also subject to state rules applicable to CCR management which may potentially be modified to reflect some or all requirements of the federal rule. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule which are pending before the D.C. Circuit Court of Appeals.

LG&E and KU have received KPSC approval for a compliance plan providing for construction of additional landfill capacity at the Brown Station, closure of impoundments at the Mill Creek, Trimble County, Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with federal CCR rule requirements, LG&E and KU are also proposing to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law requirements. PPL, LKE, LG&E, and KU estimate the cost of these CCR compliance measures at $311 million for LG&E and $661 million for KU. See Note 6 for additional information.

In connection with the final CCR rule, LG&E and KU recorded increases to existing AROs during 2015. See Note 16 for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

Clean Water Act

Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for facilities and construction projects in the United States. Many of those requirements relate to power plant operations, including requirements related to the treatment of pollutants in effluents prior to discharge, the temperature of effluent discharges and the location, design and construction of cooling water intake structures at generating facilities, standards intended to protect aquatic organisms by reducing capture in the screens attached to cooling water intake structures (impingement) at generating facilities and the water volume brought into the facilities (entrainment). The requirements could impose significant costs for LG&E and KU which are subject to rate recovery.

Effluent Limitations Guidelines (ELGs)

On September 30, 2015, the EPA released its final effluent limitations guidelines for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA, but the requirements of the rule must be fully implemented no later than 2023. It has not been decided how Kentucky intends to integrate the ELGs into its routine permit renewal process. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule which have been consolidated before the United States Fifth Circuit Court of Appeals. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to fully estimate compliance costs or timing at this time, although certain preliminary estimates are included in current capital forecasts for applicable periods. Costs to comply with ELGs or other discharge limits, which are expected to be significant, are subject to rate recovery.

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

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which was significantly updated on June 22, 2016. In 2010, the EPA had issued an Advanced Notice of Proposed Rulemaking for changes to these regulations. The rulemaking, which could lead to a phase-out in the United States of all or some equipment containing PCBs, is not likely to be affected by the revisions to the Toxic Substances Control Act. The EPA has postponed the release of revisions to its proposed rulemaking. The Registrants cannot predict at this time the outcome of the proposed EPA rulemaking and what impact, if any, it would have on their facilities, but the costs could be significant.

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

There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. LG&E and KU lack information on the condition of such additional sites and are therefore unable to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these sites. At June 30, 2016 and December 31, 2015, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate additional sites previously owned or operated by PPL Electric predecessors or affiliates. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, the costs of remediation and other liabilities could be significant and may be as much as approximately $30 million.

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

From time to time, PPL's subsidiaries in the United States undertake remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL Electric, LG&E and KU.

Future cleanup or remediation work at sites under review, or at sites not yet identified, may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be applicable to certain of the costs or other obligations related to these matters but the amount of insurance coverage or reimbursement cannot be estimated or assured.

European Union Creosote Ban (PPL)

In 2011, the European Commission amended the European Union Biocides Directive to ban the use of creosote in contact with soil. Creosote is a wood preservative used to extend the life of wooden poles that support power lines. Although European Union member countries were required to pass implementing laws by 2012, the U.K. has not passed an implementing law and there are no legal penalties for failing to do so. The recent U.K. referendum in favor of the U.K.'s departure from the European Union further reduces the likelihood that the U.K. would pass implementing law. In the unlikely event that the U.K. were to ban the use of creosote, WPD's creosote-treated wood poles would need to be replaced with an acceptable alternative at the time of routine replacement. WPD has 1.4 million wood poles in its system. There are currently no alternative wood preservatives available that are acceptable to the industry and/or regulators.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2016. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at June 30, 2016, was $22 million for PPL and $17 million for LKE. The total recorded liability at December 31, 2015, was $25 million for PPL and $18 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at June 30, 2016		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2019
WPD guarantee of pension and other obligations of unconsolidated entities	105	(c)

PPL Electric
Guarantee of inventory value	21	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At June 30, 2016, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

(e)
LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that fall outside the cap. Another WKE-related LKE guarantee covers other indemnifications related to the purchase price of excess power, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision, and such motion was denied by the court in September 2015. In September 2015, a counterparty issued a demand letter to LKE's indemnitee. In February 2016, the counterparty filed a complaint in Henderson, Kentucky Circuit Court, seeking an award of damages in the matter. LKE does not believe appropriate contractual, legal or commercial grounds exist for the claim made and has disputed the demands. LKE believes its indemnification obligations in the WKE matter remain subject to various uncertainties, including additional legal and contractual developments, as well as future prices, availability and demand for the subject excess power. The parties are conducting certain settlement discussions, however, the ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum; LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the indemnification circumstances, but does not expect such outcomes to result in significant losses above the amounts recorded.

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $125 million at June 30, 2016, consisting of LG&E's share of $87 million and KU's share of $38 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" and "Guarantees and Other Assurances" in Note 13 in PPL's, LKE's, LG&E's and KU's 2015 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services and LKS provide their respective PPL and LKE subsidiaries and each other with administrative, management and support services. PPL EU Services provides the majority of financial, supply chain, human resources and facilities management services primarily to PPL Electric. PPL Services provides certain corporate functions to PPL Electric. For all service companies, the costs of these services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended June 30, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months		Six Months
	2016	2015	2016	2015
PPL Electric from PPL Services	$28	$25	$65	$55
LKE from PPL Services	4	4	9	8
PPL Electric from PPL EU Services	16	17	33	32
LG&E from LKS	41	53	88	104
KU from LKS	49	58	105	114

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

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. At June 30, 2016 and December 31, 2015, $176 million and $54 million were outstanding and were reflected in "Notes payable with affiliate" on the Balance Sheets. The interest rate on borrowings is equal to one-month LIBOR plus a spread. The interest rates on the outstanding borrowing at June 30, 2016 and December 31, 2015 were 1.97% and 1.74%.

LKE has a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At June 30, 2016 and December 31, 2015, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three and six months ended June 30, 2016 and 2015 consisted primarily of gains (losses) on foreign currency contracts to economically hedge PPL's translation risk related to its GBP denominated earnings in the U.K. See Note 14 for additional information on these derivatives.

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and six months ended June 30, 2016 and 2015, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2015 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$492	$492	$—	$—	$836	$836	$—	$—
Restricted cash and cash equivalents (a)	33	33	—	—	33	33	—	—
Price risk management assets (b):
Foreign currency contracts	393	—	393	—	209	—	209	—
Cross-currency swaps	92	—	92	—	86	—	86	—
Total price risk management assets	485	—	485	—	295	—	295	—
Auction rate securities (c)	2	—	—	2	2	—	—	2
Total assets	$1,012	$525	$485	$2	$1,166	$869	$295	$2

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$56	$—	$56	$—	$71	$—	$71	$—
Foreign currency contracts	—	—	—	—	1	—	1	—
Total price risk management liabilities	$56	$—	$56	$—	$72	$—	$72	$—

PPL Electric
Assets
Cash and cash equivalents	$35	$35	$—	$—	$47	$47	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$37	$37	$—	$—	$49	$49	$—	$—

LKE
Assets
Cash and cash equivalents	$16	$16	$—	$—	$30	$30	$—	$—
Cash collateral posted to counterparties (d)	9	9	—	—	9	9	—	—
Total assets	$25	$25	$—	$—	$39	$39	$—	$—

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Interest rate swaps	$56	$—	$56	$—	$47	$—	$47	$—
Total price risk management liabilities	$56	$—	$56	$—	$47	$—	$47	$—

LG&E
Assets
Cash and cash equivalents	$8	$8	$—	$—	$19	$19	$—	$—
Cash collateral posted to counterparties (d)	9	9	—	—	9	9	—	—
Total assets	$17	$17	$—	$—	$28	$28	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$56	$—	$56	$—	$47	$—	$47	$—
Total price risk management liabilities	$56	$—	$56	$—	$47	$—	$47	$—

KU
Assets
Cash and cash equivalents	$8	$8	$—	$—	$11	$11	$—	$—
Total assets	$8	$8	$—	$—	$11	$11	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	June 30, 2016		December 31, 2015
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$19,168	$22,669	$19,048	$21,218
PPL Electric	2,830	3,359	2,828	3,088
LKE	5,089	5,773	5,088	5,384
LG&E	1,642	1,832	1,642	1,704
KU	2,327	2,666	2,326	2,467

(a)	Amounts are net of debt issuance costs.

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

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. LKE and LG&E utilize over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LKE, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

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

Volumetric risk

PPL is exposed to volumetric risk through its subsidiaries as described below.

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

PPL had an obligation to return $76 million of cash collateral under master netting arrangements at June 30, 2016 and no obligation to return cash collateral under master netting arrangements at December 31, 2015.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at June 30, 2016 and December 31, 2015.

PPL, LKE and LG&E posted $9 million of cash collateral under master netting arrangements at June 30, 2016 and December 31, 2015.

KU did not post any cash collateral under master netting arrangements at June 30, 2016 and December 31, 2015.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL held no such contracts at June 30, 2016.

At June 30, 2016, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $802 million that range in maturity from 2017 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes. In May 2016, $460 million of WPD's U.S. dollar-denominated senior notes were repaid upon maturity and $460 million notional value of cross-currency interest rate swap contracts matured. PPL recorded a $46 million gain upon settlement of the cross-currency interest rate swap contracts, which largely offset a loss recorded on the revaluation of U.S. dollar-denominated senior notes.

For the three and six months ended June 30, 2016, PPL had an insignificant amount of ineffectiveness associated with interest rate derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges for the three and six months ended June 30, 2016. As a result of the June 1, 2015 spinoff of PPL Energy Supply, all PPL cash flow hedges associated with PPL Energy Supply were ineffective and discontinued and therefore, reclassified into earnings and reflected in discontinued operations for the three and six months ended June 30, 2015. See Note 8 for additional information.

At June 30, 2016, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2016, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no such contracts outstanding at June 30, 2016.

At June 30, 2016, PPL had $22 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to $19 million at December 31, 2015.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At June 30, 2016, the total exposure hedged by PPL was approximately £1.7 billion (approximately $2.7 billion based on contracted rates). These contracts had termination dates ranging from July 2016 through November 2018.

At June 30, 2016, foreign currency hedges related to 2017 and 2018 anticipated earnings were valued at $296 million and were included in current and noncurrent "Price risk management assets" on the Balance Sheet. The notional amount of these hedges was approximately £1.3 billion (approximately $2.0 billion based on contracted rates) with termination dates from January 2017 through November 2018. In the third quarter of 2016, PPL settled the 2017 and 2018 hedges, resulting in approximately $310 million of cash received, and entered into new hedges at current market rates. The settlement will not have a material effect on earnings as the hedge values were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statement of Income each period.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2016 and December 31, 2015.

See Notes 1 and 17 in each Registrant's 2015 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets, excluding derivative instruments of discontinued operations.

	June 30, 2016				December 31, 2015
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$6	$—	$24	$—	$5
Cross-currency swaps (b)	3	—	—	—	35	—	—	—
Foreign currency contracts	—	—	197	—	10	—	94	1
Total current	3	—	197	6	45	24	94	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	50	—	—	—	42
Cross-currency swaps (b)	89	—	—	—	51	—	—	—
Foreign currency contracts	—	—	196	—	—	—	105	—
Total noncurrent	89	—	196	50	51	—	105	42
Total derivatives	$92	$—	$393	$56	$96	$24	$199	$48

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2016.

				Three Months		Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Six Months
Cash Flow Hedges:
Interest rate swaps	$(3)	$(21)	Interest expense	$(2)	$—	$(3)	$—
Cross-currency swaps	(104)	9	Interest expense	(1)	—	—	—
			Other income (expense) - net	(103)	—	(6)	—
Total	$(107)	$(12)		$(106)	$—	$(9)	$—
Net Investment Hedges:
Foreign currency contracts	$1	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$171	$231
Interest rate swaps	Interest expense	(2)	(4)
	Total	$169	$227
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$(9)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2015.

				Three Months		Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Six Months
Cash Flow Hedges:
Interest rate swaps	$17	$(2)	Interest expense	$(3)	$—	$(7)	$—
			Discontinued operations	—	(77)	—	(77)
Cross-currency swaps	15	36	Interest expense	1	—	2	—
			Other income (expense) - net	15	—	32	—
Commodity contracts	—	—	Discontinued operations	6	7	13	7
Total	$32	$34		$19	$(70)	$40	$(70)
Net Investment Hedges:
Foreign currency contracts	$(17)	$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$(102)	$(14)
Interest rate swaps	Interest expense	(2)	(4)
	Total	$(104)	$(18)
Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$76	$20
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$7	$3

(LKE)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended June 30, 2015. All derivative instruments designated as cash flow hedges were terminated in 2015 and there is no activity in the current period.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$76	$20

(LG&E)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended June 30, 2015. All derivative instruments designated as cash flow hedges were terminated in 2015 and there is no activity in the current period.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$38	$10

(KU)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets for the periods ended June 30, 2015. All derivative instruments designated as cash flow hedges were terminated in 2015 and there is no activity in the current period.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$38	$10

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	$—	$6	$—	$5
Total current	—	6	—	5
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps	—	50	—	42
Total noncurrent	—	50	—	42
Total derivatives	$—	$56	$—	$47

(a)	Represents the location on the Balance Sheets.

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2016.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$(2)	$(4)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$(9)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2016
Treasury Derivatives
PPL	$485	$—	$76	$409	$56	$—	$9	$47
LKE	—	—	—	—	56	—	9	47
LG&E	—	—	—	—	56	—	9	47

December 31, 2015
Treasury Derivatives
PPL	$295	$25	$—	$270	$72	$25	$9	$38
LKE	—	—	—	—	47	—	9	38
LG&E	—	—	—	—	47	—	9	38

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

(PPL, LKE and LG&E)

At June 30, 2016, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$31	$31	$31
Aggregate fair value of collateral posted on these derivative instruments	8	8	8
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	23	23	23

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill and Other Intangible Assets

(PPL)

The change in the carrying amount of goodwill for the six months ended June 30, 2016 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

The change in the other intangible assets for the six months ended June 30, 2016 was primarily due to an increase in the gross carrying amount of indefinite lived intangibles at WPD attributable to new easements of $47 million.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2015	$586	$535	$175	$360
Accretion	13	12	4	8
Effect of foreign currency exchange rates	(2)	—	—	—
Obligations settled	(8)	(8)	(6)	(2)
Balance at June 30, 2016	$589	$539	$173	$366

LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the final CCR rule and Note 6 for information on the rate recovery applications with the KPSC. LG&E's and KU's accretion and ARO-related depreciation expense are recorded as a regulatory asset, such that there is no net earnings impact.

17. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses)			Defined benefit plans
		Available- for-sale securities	Qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2016	$(984)	$—	$(5)	$—	$(6)	$(2,164)	$(3,159)
Amounts arising during the period	268	—	(85)	—	—	2	185
Reclassifications from AOCI	—	—	85	(1)	1	32	117
Net OCI during the period	268	—	—	(1)	1	34	302
June 30, 2016	$(716)	$—	$(5)	$(1)	$(5)	$(2,130)	$(2,857)

December 31, 2015	$(520)	$—	$(7)	$—	$(6)	$(2,195)	$(2,728)
Amounts arising during the period	(196)	—	(5)	—	—	2	(199)
Reclassifications from AOCI	—	—	7	(1)	1	63	70
Net OCI during the period	(196)	—	2	(1)	1	65	(129)
June 30, 2016	$(716)	$—	$(5)	$(1)	$(5)	$(2,130)	$(2,857)

March 31, 2015	$(352)	$206	$9	$—	$3	$(2,177)	$(2,311)
Amounts arising during the period	(83)	2	21	—	(6)	53	(13)
Reclassifications from AOCI	—	(1)	27	—	—	38	64
Net OCI during the period	(83)	1	48	—	(6)	91	51
Distribution of PPL Energy Supply (Note 8)	—	(207)	(55)	—	—	238	(24)
June 30, 2015	$(435)	$—	$2	$—	$(3)	$(1,848)	$(2,284)

December 31, 2014	$(286)	$202	$20	$1	$3	$(2,214)	$(2,274)
Amounts arising during the period	(149)	7	27	—	(6)	52	(69)
Reclassifications from AOCI	—	(2)	10	(1)	—	76	83
Net OCI during the period	(149)	5	37	(1)	(6)	128	14
Distribution of PPL Energy Supply (Note 8)	—	(207)	(55)	—	—	238	(24)
June 30, 2015	$(435)	$—	$2	$—	$(3)	$(1,848)	$(2,284)

LKE
March 31, 2016				$—	$(10)	$(35)	$(45)
Amounts arising during the period				—	—	1	1
Reclassifications from AOCI				(1)	1	1	1
Net OCI during the period				(1)	1	2	2
June 30, 2016				$(1)	$(9)	$(33)	$(43)

December 31, 2015				$—	$(10)	$(36)	$(46)
Amounts arising during the period				—	—	1	1
Reclassifications from AOCI				(1)	1	2	2
Net OCI during the period				(1)	1	3	3
June 30, 2016				$(1)	$(9)	$(33)	$(43)

	Foreign currency translation adjustments	Unrealized gains (losses)			Defined benefit plans
		Available- for-sale securities	Qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
March 31, 2015				$(1)	$(8)	$(36)	$(45)
Amounts arising during the period				—	—	(8)	(8)
Reclassifications from AOCI				—	1	—	1
Net OCI during the period				—	1	(8)	(7)
June 30, 2015				$(1)	$(7)	$(44)	$(52)

December 31, 2014				$—	$(8)	$(37)	$(45)
Amounts arising during the period				—	—	(8)	(8)
Reclassifications from AOCI				(1)	1	1	1
Net OCI during the period				(1)	1	(7)	(7)
June 30, 2015				$(1)	$(7)	$(44)	$(52)

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

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2016	2015	2016	2015	Statements of Income
Available-for-sale securities	$—	$2	$—	$4	Other Income (Expense) - net
Total Pre-tax	—	2	—	4
Income Taxes	—	(1)	—	(2)
Total After-tax	—	1	—	2

Qualifying derivatives
Interest rate swaps	(2)	(3)	(3)	(7)	Interest Expense
	—	(77)	—	(77)	Discontinued operations
Cross-currency swaps	(103)	15	(6)	32	Other Income (Expense) - net
	(1)	1	—	2	Interest Expense
Commodity contracts	—	13	—	20	Discontinued operations
Total Pre-tax	(106)	(51)	(9)	(30)
Income Taxes	21	24	2	20
Total After-tax	(85)	(27)	(7)	(10)

Equity investees' AOCI	1	—	1	2	Other Income (Expense) - net
Total Pre-tax	1	—	1	2
Income Taxes	—	—	—	(1)
Total After-tax	1	—	1	1

Defined benefit plans
Prior service costs	(1)	—	(1)	—
Net actuarial loss	(40)	(50)	(80)	(101)
Total Pre-tax	(41)	(50)	(81)	(101)
Income Taxes	8	12	17	25
Total After-tax	(33)	(38)	(64)	(76)

Total reclassifications during the period	$(117)	$(64)	$(70)	$(83)

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

The Registrants continue to assess the impact of adopting this guidance, as well as the transition method they will use, and are monitoring the development of industry specific application guidance which could impact those assessments.

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

Accounting for Financial Instrument Credit Losses

In June 2016, the FASB issued accounting guidance that requires the use of a current expected credit loss (CECL) model for the measurement of credit losses on financial instruments within the scope of this guidance, which includes accounts receivable. The CECL model requires an entity to measure credit losses using historical information, current information and reasonable and supportable forecasts of future events, rather than the incurred loss impairment model required under current GAAP.

For public business entities, this guidance will be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. All entities may early adopt this guidance beginning after December 15, 2018, including interim periods within those years.

The Registrants are currently assessing the impact of adopting this guidance and the period that they will adopt this guidance.

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

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•
"Results of Operations" for all registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2016 with the same periods in 2015. For PPL, it also provides a detailed analysis of earnings by segment and a description of key factors expected to impact future earnings. The segment earnings discussion includes financial information prepared in accordance with GAAP as well as non-GAAP financial measures including "Earnings from Ongoing Operations" and "Margins". This discussion provides explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. For PPL Electric, LKE, LG&E and KU, a summary of earnings is also provided.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of the Registrants' liquidity positions and credit profiles. This section also includes a discussion of rating agency actions.

•	"Financial Condition - Risk Management" provides an explanation of the Registrants' risk management programs relating to market and credit risk.

Overview

Introduction

(PPL)

PPL, headquartered in Allentown, Pennsylvania, is a utility holding company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in the U.K., Pennsylvania, Kentucky, Virginia and Tennessee; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky. In June 2015, PPL completed the spinoff of PPL Energy Supply which combined its competitive power generation businesses with those of Riverstone to form a new, stand-alone, publicly traded company named Talen Energy. See Note 8 in PPL's 2015 Form 10-K for additional information.

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

PPL's reportable segments' results primarily represent the results of PPL Global, LKE and PPL Electric, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of PPL Global, LKE and PPL Electric. PPL Global is not a registrant, however PPL Global's unaudited annual consolidated financial statements are furnished on a Form 8-K with the SEC.

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

Rate base growth in the domestic utilities is expected to result in strong earnings growth for the foreseeable future. Earnings from the U.K. Regulated segment are expected to decline from 2015 to 2016 during the transition to RIIO-ED1, as higher revenues resulting from the fast-track bonus are offset by higher levels of revenue profiling in the prior price control period (DPCR5) and a lower return on regulatory equity. In 2017, earnings are expected to decline mainly due to the unfavorable impact of lower GBP to U.S. dollar exchange rates. RAV growth is expected in the U.K. Regulated segment through the price control period and earnings are expected to grow after 2017 commensurate with RAV growth. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2015 Form 10-K for additional information on RIIO-ED1.

To manage financing costs and access to credit markets, and to fund capital expenditures, a key objective of the Registrants is to maintain their investment grade credit ratings and adequate liquidity positions. In addition, the Registrants have financial and operational risk management programs that, among other things, are designed to monitor and manage exposure to earnings and cash flow volatility, as applicable, related to changes in interest rates, foreign currency exchange rates and counterparty credit quality. To manage these risks, PPL generally uses contracts such as forwards, options and swaps. See "Financial Condition - Risk Management" below for further information. Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. Due to the significant earnings contributed from WPD, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. As of June 30, 2016, PPL's exposure to changes in the value of the GBP versus the U.S. dollar related to budgeted earnings of the U.K. Regulated segment was hedged 87% for the remainder of 2016, and 89% and 41% for 2017 and 2018. See "Financial and Operational Developments - U.K. Membership in European Union" for a discussion of the subsequent settlement of certain of these hedges. The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent of their U.S. dollar denominated debt. To manage these risks, PPL generally uses contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

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

Financial and Operational Developments

(PPL)

U.K. Membership in European Union

Significant uncertainty exists concerning the effects of the June 23, 2016 referendum in favor of the U.K. withdrawal from the European Union, including whether formal withdrawal will occur and the nature and duration of negotiations between the U.K. and the European Union as to the terms of any withdrawal.

As of June 30, 2016, PPL was well-hedged against certain short-term fluctuations that may occur in the value of the GBP versus the U.S. dollar. As it relates to budgeted earnings, PPL's 2016 foreign currency exposure was 87% hedged for the remainder of the year at an average rate of $1.57 per GBP. In addition, at June 30, 2016, PPL's 2017 and 2018 foreign currency exposure was hedged 89% and 41% at an average rate of $1.58 and $1.56 per GBP. At June 30, 2016, hedges related to 2017 and 2018 anticipated earnings were valued at $296 million and were included in current and noncurrent "Price risk management assets" on the Balance Sheet. The notional amount of these hedges was approximately £1.3 billion (approximately $2.0 billion based on contracted rates) with termination dates from January 2017 through November 2018. In the third quarter of 2016, PPL settled the 2017 and 2018 hedges, resulting in approximately $310 million of cash received, and entered into new hedges at current market rates. The settlement will not have a material effect on earnings as the hedge values were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statement of Income each period. The settlement will be treated as a special item in the third quarter of 2016, as the hedges related to future earnings. The new hedges entered into include forward contracts for 2017 and a combination of forward contracts and zero cost collars for 2018. PPL is now 95% and 50% hedged for 2017 and 2018 at an average rate of $1.32 and $1.30 per GBP. These average rates are based on the forward contracts and the floors in the collars.

PPL cannot predict either the short-term impact to foreign exchange rates or long-term impact on PPL's financial condition that may be experienced as a result of any actions that may be taken by the U.K. government to withdraw from the European Union, although such impacts could be significant.

PPL consolidates WPD on a one-month lag. Therefore, the impact of the decrease in the GBP to U.S. dollar exchange rate that occurred subsequent to the U.K.'s vote on June 23, 2016 to withdraw from the European Union is not reflected in PPL's June 30, 2016 financial statements. Using the June 30, 2016 GBP to U.S. dollar exchange rate of $1.34 as opposed to the May 31, 2016 exchange rate of $1.46 would have resulted in an additional foreign currency translation loss of $499 million recorded in AOCI, primarily reflecting a $991 million decrease in PP&E and a $228 million decrease in goodwill, partially offset by a decrease of $606 million in long-term debt.

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

(PPL)

Discontinued Operations

The operations of PPL's Supply segment prior to the June 1, 2015 spinoff are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the June 2015 Statement of Income.

See Note 8 to the Financial Statements for additional information related to the spinoff of PPL Energy Supply, including the components of Discontinued Operations.

U.K. Distribution Revenue Reduction

In December 2013, WPD and other U.K. DNOs announced agreements with the U.K. Department of Energy and Climate Change and Ofgem to a reduction of £5 per residential customer of electricity distribution revenues that otherwise would have been collected in the regulatory year beginning April 1, 2014. Full recovery of the revenue reduction in GBP, together with the associated carrying cost will occur in the regulatory year which began April 1, 2016. Under GAAP, WPD does not record a receivable for under-recovery of regulated income (which this reduction represents). As a result, revenues for the U.K. Regulated segment were adversely affected by $19 million ($15 million after-tax or $0.02 per share) in 2015 and $40 million ($31 million after-tax or $0.05 per share) in 2014. Revenues for the U.K. Regulated segment were positively affected by $10 million ($8 million after-tax or $0.01 per share) for the three and six months ended June 30, 2016. PPL projects revenues in 2016 will be positively affected by $40 million ($32 million after-tax or $0.05 per share) and revenues for 2017 will be positively affected by $17 million ($14 million after-tax or $0.02 per share).

Discount Rate Change for U.K. Pension Plans

In selecting the discount rate for its U.K. pension plans, WPD historically used a single weighted-average discount rate in the calculation of net periodic defined benefit cost. WPD began using individual spot rates to measure service cost and interest cost beginning with the calculation of 2016 net periodic defined benefit cost. For the three and six months ended June 30, 2016, this change in discount rate resulted in lower net periodic defined benefit costs recognized on PPL's Statement of Income of $11 million ($9 million after-tax or $0.02 per share) and $22 million ($18 million after-tax or $0.03 per share). Based on current estimates, PPL expects this change to reduce 2016 net periodic defined benefit costs recognized on PPL's Statement of Income by $44 million ($36 million after-tax or $0.05 per share). See "Application of Critical Accounting Policies-Defined Benefits" in PPL's 2015 Form 10-K for additional information.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2016 with the same periods in 2015. The discussion for PPL provides a review of results by reportable segment. The segment earnings discussion includes financial information prepared in accordance with GAAP as well as non-GAAP financial measures, including “Earnings from Ongoing Operations” and “Margins”. This discussion provides explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. "Statement of Income Analysis and Segment Earnings" are presented separately for PPL.

Tables analyzing changes in amounts between periods within "Segment Earnings" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained. Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average U.K. foreign currency exchange rate.

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Margins" is presented separately for PPL Electric, LKE, LG&E and KU.
The "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and six months ended June 30, 2016 with the same periods in 2015 and provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL Statement of Income Analysis, Segment Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues	$1,785	$1,781	$4	$3,796	$4,011	$(215)
Operating Expenses
Operation
Fuel	183	214	(31)	380	467	(87)
Energy purchases	147	170	(23)	380	499	(119)
Other operation and maintenance	425	467	(42)	875	923	(48)
Depreciation	231	216	15	460	432	28
Taxes, other than income	74	76	(2)	153	162	(9)
Total Operating Expenses	1,060	1,143	(83)	2,248	2,483	(235)
Other Income (Expense) - net	174	(102)	276	235	(14)	249
Interest Expense	224	215	9	448	424	24
Income Taxes	192	71	121	371	288	83
Income from Continuing Operations After Income Taxes	483	250	233	964	802	162
Income (Loss) from Discontinued Operations (net of income taxes)	—	(1,007)	1,007	—	(912)	912
Net Income (Loss)	$483	$(757)	$1,240	$964	$(110)	$1,074

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Domestic:
PPL Electric Distribution price (a)	$24	$74
PPL Electric Distribution volume	—	(34)
PPL Electric PLR Revenue (b)	(27)	(104)
PPL Electric Transmission Formula Rate	20	35
LKE Base rates	32	68
LKE Volumes	(4)	(70)
LKE Fuel and other energy prices (b)	(28)	(74)
LKE ECR	11	22
Other	—	(6)
Total Domestic	28	(89)

	Three Months	Six Months
U.K.:
Price	23	(30)
Volume	(5)	(21)
Foreign currency exchange rates	(29)	(62)
Other	(13)	(13)
Total U.K.	(24)	(126)
Total	$4	$(215)

(a)	Distribution rate case effective January 1, 2016, resulted in increases of $33 million and $80 million for the three and six months ended June 30, 2016.

(b)	Decreases due to lower recoveries of fuel and energy purchases due to lower commodity costs at LKE and lower PLR energy purchases at PPL Electric as described below.

Fuel

Fuel decreased by $31 million for the three months ended June 30, 2016 compared with 2015, primarily due to a $28 million decrease in commodity costs.

Fuel decreased by $87 million for the six months ended June 30, 2016 compared with 2015, primarily due to a $61 million decrease in commodity costs and a $26 million decrease in volumes primarily due to milder weather in the first quarter of 2016.

Energy Purchases

Energy purchases decreased by $23 million for the three months ended June 30, 2016 compared with 2015, primarily due to lower PLR prices in 2016.

Energy purchases decreased by $119 million for the six months ended June 30, 2016 compared with 2015, primarily due to a $51 million decrease in PLR prices and a $40 million decrease in PLR volumes at PPL Electric and a $13 million decrease in natural gas prices and a $13 million decrease in natural gas volumes at LKE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Domestic:
LKE coal plant operations and maintenance (a)	$(13)	$(22)
PPL Electric Act 129 costs incurred	(3)	(7)
PPL Electric vegetation management	3	6
PPL Electric payroll-related costs	(9)	(12)
PPL Electric storm costs	3	6
Corporate costs previously included in discontinued operations (b)	—	9
Other	(1)	7
U.K.:
Network maintenance	8	15
Pension expense (c)	(21)	(43)
Foreign currency exchange rates	(4)	(8)
Other	(5)	1
Total	$(42)	$(48)

(a)	Represents the reduction of costs associated with the 2015 retirement of Cane Run units partially offset by Cane Run 7 operations.

(b)
The increase was due to corporate costs allocated to PPL Energy Supply (and included in discontinued operations) prior to the spin. As a result of the spinoff on June 1, 2015, these corporate costs now remain in continuing operations.

(c)	The decrease was primarily due to an increase in estimated returns on higher asset balances and lower interest cost due to a change in the discount rate methodology.

Depreciation

Depreciation increased by $15 million and $28 million for the three and six months ended June 30, 2016 compared with 2015, primarily due to additional assets placed into service, primarily at the domestic utilities and WPD (partially offset by the impact of foreign currency exchange rates), net of retirements.

Other Income (Expense) - net

Other income (expense) - net increased by $276 million and $249 million for the three and six months ended June 30, 2016 compared with 2015, primarily due to changes in realized and unrealized gains (losses) on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Long-term debt interest expense (a)	$18	$41
Foreign currency exchange rates	(6)	(11)
Other	(3)	(6)
Total	$9	$24

(a)
The increase in both periods was primarily due to debt issuances at WPD in November 2015 and LG&E and KU in September 2015 as well as higher interest rates on bonds refinanced in September 2015 at LG&E and KU.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Change in pre-tax income at current period tax rates	$124	$78
Valuation allowances adjustments	(2)	1
Impact of U.K. income tax rates	(9)	(1)
Federal and state tax reserve adjustments (a)	12	12
Stock-based compensation (b)	(3)	(11)
Other	(1)	4
Total	$121	$83

(a)	During the three and six months ended June 30, 2015, PPL recorded a tax benefit to adjust the settled refund amount approved by Joint Committee on Taxation for the open audit years 1998-2011.

(b)
During the three and six months ended June 30, 2016, PPL recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 to the Financial Statements for additional information.

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

Segment Earnings

PPL's earnings by reportable segments for the periods ended June 30 were as follows:

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
U.K. Regulated	$345	$190	$155	$634	$565	$69
Kentucky Regulated	76	47	29	188	156	32
Pennsylvania Regulated	78	49	29	172	136	36
Corporate and Other (a)	(16)	(36)	20	(30)	(55)	25
Discontinued Operations (b)	—	(1,007)	1,007	—	(912)	912
Net Income (Loss)	$483	$(757)	$1,240	$964	$(110)	$1,074

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. 2015 also includes certain costs related to the spinoff of PPL Energy Supply. See Note 8 to the Financial Statements for additional information.

(b)
As a result of the spinoff of PPL Energy Supply, substantially representing PPL's former Supply segment, the earnings of the Supply segment prior to the spinoff are included in Discontinued Operations. The three and six months ended June 30, 2015 includes an $879 million charge reflecting the difference between PPL's recorded value for the Supply segment and its estimated fair value as of the spinoff date, determined in accordance with applicable accounting rules under GAAP. See Note 8 to the Financial Statements for additional information.

Earnings from Ongoing Operations

Management utilizes "Earnings from Ongoing Operations" as a non-GAAP financial measure that should not be considered as an alternative to net income, an indicator of operating performance determined in accordance with GAAP. PPL believes that Earnings from Ongoing Operations is useful and meaningful to investors because it provides management's view of PPL's earnings performance as another criterion in making investment decisions. In addition, PPL's management uses Earnings from Ongoing Operations in measuring achievement of certain corporate performance goals, including targets for certain executive incentive compensation. Other companies may use different measures to present financial performance.

Earnings from Ongoing Operations is adjusted for the impact of special items. Special items are presented in the financial tables on an after-tax basis with the related income taxes on special items separately disclosed. Income taxes on special items, when applicable, are calculated based on the effective tax rate of the entity where the activity is recorded. Special items include:
• Unrealized gains or losses on foreign currency-related economic hedges (as discussed below).
• Supply segment discontinued operations.
• Gains and losses on sales of assets not in the ordinary course of business.
• Impairment charges.
• Workforce reduction and other restructuring effects.
• Acquisition and divestiture-related adjustments.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

Unrealized gains or losses on foreign currency economic hedges include the changes in fair value of foreign currency contracts used to hedge GBP-denominated anticipated earnings. The changes in fair value of these contracts are recognized immediately within GAAP earnings. Management believes that excluding these amounts from Earnings from Ongoing Operations until settlement of the contracts provides a better matching of the financial impacts of those contracts with the economic value of PPL's underlying hedged earnings. See Note 14 to the Financial Statements and "Risk Management" below for additional information on foreign currency-related economic activity.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
U.K. Regulated	$241	$243	$(2)	$506	$579	$(73)
Kentucky Regulated	76	59	17	188	168	20
Pennsylvania Regulated	78	49	29	172	136	36
Corporate and Other	(15)	(22)	7	(28)	(35)	7
Earnings from Ongoing Operations	$380	$329	$51	$838	$848	$(10)

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs. The U.K. Regulated segment represents 66% of PPL's Net Income for the six months ended June 30, 2016 and 41% of PPL's assets at June 30, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating revenues	$563	$587	$(24)	$1,158	$1,284	$(126)
Other operation and maintenance	85	104	(19)	182	214	(32)
Depreciation	60	59	1	120	118	2
Taxes, other than income	35	37	(2)	70	73	(3)
Total operating expenses	180	200	(20)	372	405	(33)
Other Income (Expense) - net	172	(100)	272	233	(12)	245
Interest Expense	104	103	1	210	203	7
Income Taxes	106	(6)	112	175	99	76
Net Income	345	190	155	634	565	69
Less: Special Items	104	(53)	157	128	(14)	142
Earnings from Ongoing Operations	$241	$243	$(2)	$506	$579	$(73)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2016	2015	2016	2015
Foreign currency-related economic hedges, net of tax of ($56), $38, ($69), $18 (a)	Other Income (Expense)-net	$104	$(71)	$128	$(34)
WPD Midlands acquisition-related adjustment, net of tax of $0, $0, $0, ($1)	Other operation and maintenance	—	—	—	2
Settlement of certain income tax positions (b)	Income Taxes	—	18	—	18
Total special items		$104	$(53)	$128	$(14)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

(b)	Relates to the April 2015 settlement of the IRS audit for the tax years 1998-2011. See Note 5 to the Financial Statements for additional information.

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

	Three Months	Six Months
U.K.
Gross margins	$14	$(55)
Other operation and maintenance	11	23
Depreciation	(5)	(10)
Interest expense	(6)	(18)
Other	(3)	(2)
Income taxes	(5)	17
U.S.
Interest expense and other	(3)	(2)
Income taxes	4	4
Foreign currency exchange, after-tax	(9)	(30)
Earnings from Ongoing Operations	(2)	(73)
Special items, after-tax	157	142
Net Income	$155	$69

U.K.

•	See "Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•	Lower other operation and maintenance for the three month period primarily due to $21 million from lower pension expense, partially offset by $8 million from higher network maintenance expense.

•	Lower other operation and maintenance for the six month period primarily due to $43 million from lower pension expense, partially offset by $15 million from higher network maintenance expense.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 20% of PPL's Net Income for the six months ended June 30, 2016 and 35% of PPL's assets at June 30, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating revenues	$721	$714	$7	$1,547	$1,613	$(66)
Fuel	182	214	(32)	380	467	(87)
Energy purchases	28	28	—	94	120	(26)
Other operation and maintenance	204	214	(10)	406	423	(17)
Depreciation	100	94	6	199	189	10
Taxes, other than income	15	15	—	30	29	1
Total operating expenses	529	565	(36)	1,109	1,228	(119)
Other Income (Expense) - net	(5)	(5)	—	(6)	(6)	—
Interest Expense	64	56	8	129	111	18
Income Taxes	47	41	6	115	112	3
Net Income	76	47	29	188	156	32
Less: Special Items	—	(12)	12	—	(12)	12
Earnings from Ongoing Operations	$76	$59	$17	$188	$168	$20

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2016	2015	2016	2015
Certain valuation allowances, net of tax of $0, $0, $0, $0 (a)	Income Taxes	$—	$(8)	$—	$(8)
LKE acquisition-related adjustment, net of tax of $0, $0, $0, $0 (b)	Other Income (Expense)-net	—	(4)	—	(4)
Total special items		$—	$(12)	$—	$(12)

(a)	Recorded at LKE and represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

(b)
Recorded at PPL and allocated to the Kentucky Regulated segment. The amount represents a settlement between E.ON AG (a German corporation and the indirect parent of E.ON US Investments Corp., the former parent of LKE) and PPL for a tax matter.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Kentucky Gross Margins	$33	$37
Other operation and maintenance	12	17
Depreciation	(2)	—
Taxes, other than income	—	(1)
Other income (expense) - net	(4)	(4)
Interest Expense	(8)	(18)
Income Taxes	(14)	(11)
Special items, after-tax	12	12
Net Income	$29	$32

•	See "Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

•
Lower other operation and maintenance for the three and six month periods primarily due to lower coal plant operations and maintenance expense as a result of units retired in 2015 at the Cane Run plant.

•
Higher interest expense for the three and six month periods primarily due to the September 2015 issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU, higher interest rates on the September 2015 issuance of $500 million of First Mortgage Bonds by LG&E and KU used to retire the same amount of First Mortgage Bonds in November 2015 and $400 million of notes refinanced by LKE in November 2015.

•	Higher income taxes for the three and six month periods primarily due to higher pre-tax income.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 18% of PPL's Net Income for the six months ended June 30, 2016 and 22% of PPL's assets at June 30, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating revenues	$495	$476	$19	$1,080	$1,106	$(26)
Energy purchases
External	118	138	(20)	285	365	(80)
Intersegment	—	5	(5)	—	14	(14)
Other operation and maintenance	138	140	(2)	288	273	15
Depreciation	62	52	10	121	103	18
Taxes, other than income	24	25	(1)	53	60	(7)
Total operating expenses	342	360	(18)	747	815	(68)
Other Income (Expense) - net	5	2	3	8	4	4
Interest Expense	32	33	(1)	65	64	1
Income Taxes	48	36	12	104	95	9
Net Income	78	49	29	172	136	36
Less: Special Items (a)	—	—	—	—	—	—
Earnings from Ongoing Operations	$78	$49	$29	$172	$136	$36

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Gross Delivery Margins	$44	$74
Other operation and maintenance	3	(15)
Depreciation	(10)	(18)
Taxes, other than income	—	1
Other Income (Expense) - net	3	4
Interest Expense	1	(1)
Income Taxes	(12)	(9)
Net Income	$29	$36

•	See "Margins - Changes in Margins" for an explanation of Pennsylvania Gross Delivery Margins.

•
Higher other operation and maintenance expense for the six month period primarily due to $9 million of higher corporate service costs allocated to PPL Electric, $6 million of higher vegetation management expenses, $5 million of higher costs for additional work done by outside vendors and $4 million of higher non-recoverable storm costs, partially offset by $12 million of lower payroll related costs.

•
Higher depreciation expense for the three and six month periods primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements.

•
Higher income taxes for the three and six month periods primarily due to higher pre-tax income, partially offset by tax benefits related to the application of new stock based compensation accounting guidance.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income (Loss)" for the periods ended June 30.

	2016 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income (Loss)	$345	$76	$78	$(16)	$—	$483
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of ($56)	104	—	—	—	—	104
Spinoff of the Supply segment, net of tax of $0	—	—	—	(1)	—	(1)
Total Special Items	104	—	—	(1)	—	103
Earnings from Ongoing Operations	$241	$76	$78	$(15)	$—	$380

	2015 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income (Loss)	$190	$47	$49	$(36)	$(1,007)	$(757)
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of $38	(71)	—	—	—	—	(71)
Spinoff of the Supply segment:
Discontinued operations, net of tax of $91	—	—	—	—	(1,007)	(1,007)
Transition and transaction costs, net of tax of ($3)	—	—	—	(12)	—	(12)
Employee transitional services, net of tax of $1	—	—	—	(1)	—	(1)
Separation benefits, net of tax of $1	—	—	—	(1)	—	(1)
Other:
Settlement of certain income tax positions	18	—	—	—	—	18
Certain valuation allowances, net of tax of $0	—	(8)	—	—	—	(8)
LKE acquisition-related adjustment, net of tax of $0	—	(4)	—	—	—	(4)
Total Special Items	(53)	(12)	—	(14)	(1,007)	(1,086)
Earnings from Ongoing Operations	$243	$59	$49	$(22)	$—	$329

	2016 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income (Loss)	$634	$188	$172	$(30)	$—	$964
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of ($69)	128	—	—	—	—	128
Spinoff of the Supply segment, net of tax of $1	—	—	—	(2)	—	(2)
Total Special Items	128	—	—	(2)	—	126
Earnings from Ongoing Operations	$506	$188	$172	$(28)	$—	$838

	2015 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income (Loss)	$565	$156	$136	$(55)	$(912)	$(110)
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of $18	(34)	—	—	—	—	(34)
Spinoff of the Supply segment:
Discontinued operations, net of tax of $40	—	—	—	—	(912)	(912)
Transition and transaction costs, net of tax of ($1)	—	—	—	(15)	—	(15)
Employee transitional services, net of tax of $2	—	—	—	(3)	—	(3)
Separation benefits, net of tax of $1	—	—	—	(2)	—	(2)
Other:
WPD Midlands acquisition-related adjustment, net of tax of ($1)	2	—	—	—	—	2
Settlement of certain income tax positions	18	—	—	—	—	18
Certain valuation allowances, net of tax of $0	—	(8)	—	—	—	(8)
LKE acquisition-related adjustment, net of tax of $0	—	(4)	—	—	—	(4)
Total Special Items	(14)	(12)	—	(20)	(912)	(958)
Earnings from Ongoing Operations	$579	$168	$136	$(35)	$—	$848
Margins

Management also utilizes the following non-GAAP financial measures as indicators of performance for its businesses:

•
"U.K. Gross Margins" is a single financial performance measure of the electricity distribution operations of the U.K. Regulated segment. In calculating this measure, direct costs such as connection charges from National Grid, which owns and manages the electricity transmission network in England and Wales, and Ofgem license fees (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from operating revenues, as they are costs passed through to customers. As a result, this measure represents the net revenues from the delivery of electricity across WPD's distribution network in the U.K. and directly related activities.

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

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
U.K.
U.K. Gross Margins	$534	$547	$(13)	$1,090	$1,204	$(114)
Impact of changes in foreign currency exchange rates			(27)			(59)
Change in U.K. Gross Margins excluding impact of foreign currency exchange rates			$14			$(55)

Kentucky Regulated
Kentucky Gross Margins
LG&E	$209	$206	$3	$437	$436	$1
KU	262	232	30	559	523	36
LKE	$471	$438	$33	$996	$959	$37

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$216	$193	$23	$474	$435	$39
Transmission	111	90	21	218	183	35
Total	$327	$283	$44	$692	$618	$74

U.K. Gross Margins

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the three months ended June 30, 2016 compared with 2015 primarily due to $38 million from the April 1, 2016 price increase, which includes $10 million of the recovery of prior customer rebates, partially offset by $20 million from the impact of the April 1, 2015 price decrease resulting from the commencement of RIIO-ED1.

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the six months ended June 30, 2016 compared with 2015 primarily due to $89 million from the April 1, 2015 price decrease resulting from the commencement of RIIO-ED1 and lower volumes of $21 million primarily due to milder weather, partially offset by $38 million from the April 1, 2016 price increase, which includes $10 million of the recovery of prior customer rebates, and $21 million of other revenue adjustments in 2016.

Kentucky Gross Margins

Kentucky Gross Margins increased for the three months ended June 30, 2016 compared with 2015 primarily due to higher base rates of $32 million ($1 million at LG&E and $31 million at KU) and returns on additional environmental capital investments of $6 million ($5 million at LG&E and $1 million at KU).

Kentucky Gross Margins increased for the six months ended June 30, 2016 compared with 2015 primarily due to higher base rates of $68 million ($4 million at LG&E and $64 million at KU) and returns on additional environmental capital investments of $10 million at LG&E. The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2015. These increases were partially offset by lower sales volumes of $28 million ($9 million at LG&E and $19 million at KU) primarily driven by milder weather.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased for the three months ended June 30, 2016 compared with 2015 primarily due to $24 million of higher base rates, effective January 1, 2016 as a result of the 2015 rate case.

Distribution margins increased for the six months ended June 30, 2016 compared with 2015 primarily due to $63 million of higher base rates, effective January 1, 2016, partially offset by a $25 million unfavorable impact of milder weather.

Transmission

Transmission margins increased for the three and six month periods ended June 30, 2016 compared with 2015 primarily due to returns on additional capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Margins

The following table contains the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2016 Three Months						2015 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$553	(c)	$721	$495	$16	$1,785	$575	(c)	$714	$476	$16	$1,781
Operating Expenses
Fuel	—		182	—	1	183	—		214	—	—	214
Energy purchases	—		28	118	1	147	—		28	138	4	170
Energy purchases from affiliate	—		—	—	—	—	—		—	5	(5)	—
Other operation and maintenance	19		26	28	352	425	28		24	27	388	467
Depreciation	—		13	—	218	231	—		9	—	207	216
Taxes, other than income	—		1	22	51	74	—		1	23	52	76
Total Operating Expenses	19		250	168	623	1,060	28		276	193	646	1,143
Total	$534		$471	$327	$(607)	$725	$547		$438	$283	$(630)	$638

	2016 Six Months						2015 Six Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,137	(c)	$1,547	$1,080	$32	$3,796	$1,261	(c)	$1,613	$1,106	$31	$4,011
Operating Expenses
Fuel	—		380	—	—	380	—		467	—	—	467
Energy purchases	—		94	285	1	380	—		120	365	14	499
Energy purchases from affiliate	—		—	—	—	—	—		—	14	(14)	—
Other operation and maintenance	47		49	53	726	875	57		49	53	764	923
Depreciation	—		26	—	434	460	—		16	—	416	432
Taxes, other than income	—		2	50	101	153	—		2	56	104	162
Total Operating Expenses	47		551	388	1,262	2,248	57		654	488	1,284	2,483
Total	$1,090		$996	$692	$(1,230)	$1,548	$1,204		$959	$618	$(1,253)	$1,528

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $10 million and $21 million for the three and six months ended June 30, 2016 and $12 million and $23 million for the three and six months ended June 30, 2015.

2016 Outlook

(PPL)

Higher reported earnings are expected in 2016 compared with 2015, primarily attributable to the results of the 2015 spinoff of the Supply segment. Higher earnings from ongoing operations are expected in 2016 compared with 2015, primarily attributable to increases in the Pennsylvania Regulated and Kentucky Regulated segments. The following projections and factors underlying these projections are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Lower reported earnings are expected in 2016 compared with 2015, primarily driven by tax gains recorded in 2015. Slightly lower earnings from ongoing operations are projected in 2016 compared with 2015. This is due to higher interest expense, depreciation, the unfavorable impact of lower GBP exchange rates and income taxes, partially offset by higher revenues and lower operation and maintenance expense, including pension expense.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Higher reported earnings and earnings from ongoing operations are projected in 2016 compared with 2015, primarily driven by electric and gas base rate increases effective July 1, 2015, higher returns on additional environmental capital investments, and lower operation and maintenance expense, partially offset by higher depreciation and higher interest expense.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Higher reported earnings and earnings from ongoing operations are projected in 2016 compared with 2015, primarily driven by higher base electricity rates for distribution effective January 1, 2016, and higher transmission earnings, partially offset by higher depreciation and a benefit received in 2015 from the release of a gross receipts tax reserve.

(PPL's Corporate and Other Category)

Relatively flat costs are projected in 2016 compared with 2015.

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

PPL Electric: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues	$495	$476	$19	$1,080	$1,106	$(26)
Operating Expenses
Operation
Energy purchases	118	138	(20)	285	365	(80)
Energy purchases from affiliate	—	5	(5)	—	14	(14)
Other operation and maintenance	137	140	(3)	287	273	14
Depreciation	62	52	10	121	103	18
Taxes, other than income	24	25	(1)	53	60	(7)
Total Operating Expenses	341	360	(19)	746	815	(69)
Other Income (Expense) - net	5	2	3	8	4	4
Interest Expense	32	33	(1)	65	64	1
Income Taxes	48	36	12	104	95	9
Net Income	$79	$49	$30	$173	$136	$37

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Distribution volume	$—	$(34)
Distribution price (a)	24	74
PLR (b)	(27)	(104)
Transmission Formula Rate	20	35
Other	2	3
Total	$19	$(26)

(a)	Distribution rate case effective January 1, 2016, resulted in increases of $33 million and $80 million for the three and six months ended June 30, 2016.

(b)	Decreases due to lower recoveries of energy purchases as described below.

Energy Purchases

Energy purchases decreased by $20 million for the three months ended June 30, 2016 compared with 2015, primarily due to lower PLR prices in 2016.

Energy purchases decreased by $80 million for the six months ended June 30, 2016 compared with 2015 due to lower PLR prices of $51 million, lower PLR volumes of $26 million and lower capacity volumes of $3 million.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased by $5 million and $14 million for the three and six months ended June 30, 2016 compared with 2015 as a result of the June 1, 2015 PPL Energy Supply spinoff.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Corporate service costs	$—	$9
Contractor-related expenses	1	6
Vegetation management	3	6
Storm costs	3	6
Payroll-related costs	(9)	(12)
Act 129	(3)	(7)
Universal service programs	2	3
Other	—	3
Total	$(3)	$14

Depreciation

Depreciation increased by $10 million and $18 million for the three and six months ended June 30, 2016 compared with 2015, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

Taxes, Other Than Income

Taxes, other than income decreased by $7 million for the six months ended June 30, 2016 compared with 2015, primarily due to lower Pennsylvania gross receipts tax expense as a result of a decrease in retail electric revenues. This tax is included in "Pennsylvania Gross Delivery Margins."

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Change in pre-tax income at current period tax rates	$18	$20
Stock-based compensation (a)	(2)	(7)
Federal and state tax reserve adjustments	(4)	(4)
Total	$12	$9

(a)
During the three and six months ended June 30, 2016, PPL Electric recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 to the Financial Statements for additional information.

See Note 5 to the Financial Statements for additional information.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$79	$49	$173	$136
Special item, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher base electricity rates for distribution effective January 1, 2016, and higher transmission margins from additional capital investments.

Earnings increased for the six month period in 2016 compared with 2015 primarily due to higher base electricity rates for distribution effective January 1, 2016, and higher transmission margins, partially offset by the unfavorable impact of milder weather, higher other operation and maintenance and higher depreciation.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Gross Delivery Margins	$44	$74
Other operation and maintenance	4	(14)
Depreciation	(10)	(18)
Taxes, other than income	—	1
Other Income (Expense) - net	3	4
Interest Expense	1	(1)
Income Taxes	(12)	(9)
Net Income	$30	$37

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

	2016 Three Months			2015 Three Months
	PA Gross Delivery Margins	Other (a)	Operating Income (b)	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$495	$—	$495	$476	$—	$476
Operating Expenses
Energy purchases	118	—	118	138	—	138
Energy purchases from affiliate	—	—	—	5	—	5
Other operation and maintenance	28	109	137	27	113	140
Depreciation	—	62	62	—	52	52
Taxes, other than income	22	2	24	23	2	25
Total Operating Expenses	168	173	341	193	167	360
Total	$327	$(173)	$154	$283	$(167)	$116

	2016 Six Months			2015 Six Months
	PA Gross Delivery Margins	Other (a)	Operating Income (b)	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,080	$—	$1,080	$1,106	$—	$1,106
Operating Expenses
Energy purchases	285	—	285	365	—	365
Energy purchases from affiliate	—	—	—	14	—	14
Other operation and maintenance	53	234	287	53	220	273
Depreciation	—	121	121	—	103	103
Taxes, other than income	50	3	53	56	4	60
Total Operating Expenses	388	358	746	488	327	815
Total	$692	$(358)	$334	$618	$(327)	$291

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues	$721	$714	$7	$1,547	$1,613	$(66)
Operating Expenses
Operation
Fuel	182	214	(32)	380	467	(87)
Energy purchases	28	28	—	94	120	(26)
Other operation and maintenance	204	214	(10)	406	423	(17)
Depreciation	100	94	6	199	189	10
Taxes, other than income	15	15	—	30	29	1
Total Operating Expenses	529	565	(36)	1,109	1,228	(119)
Other Income (Expense) - net	(5)	(1)	(4)	(6)	(2)	(4)
Interest Expense	48	42	6	97	84	13
Interest Expense with Affiliate	4	1	3	8	1	7
Income Taxes	51	45	6	123	121	2
Net Income	$84	$60	$24	$204	$177	$27

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Base rates	$32	$68
Volumes	(4)	(70)
Fuel and other energy prices (a)	(28)	(74)
ECR	11	22
Other	(4)	(12)
Total	$7	$(66)

(a)	Decreases due to lower recoveries of fuel and energy purchases due to lower commodity costs as described below.

Fuel

Fuel decreased $32 million for the three months ended June 30, 2016 compared with 2015, primarily due to a $28 million decrease in commodity costs.

Fuel decreased $87 million for the six months ended June 30, 2016 compared with 2015, due to a $61 million decrease in commodity costs and a $26 million decrease in volumes primarily due to milder weather in the first quarter of 2016.

Energy Purchases

Energy purchases decreased $26 million for the six months ended June 30, 2016 compared with 2015 due to $13 million of lower natural gas prices and a $13 million decrease in natural gas volumes resulting from milder weather during the first quarter of 2016.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Coal plant operations and maintenance (a)	$(13)	$(22)
Other	3	5
Total	$(10)	$(17)

(a)	Represents the reduction of costs associated with the 2015 retirement of Cane Run units partially offset by Cane Run 7 operations.

Depreciation

Depreciation increased $6 million and $10 million for the three and six months ended June 30, 2016 compared with 2015 primarily due to additions to PP&E, net of retirements.

Interest Expense

Interest expense increased $9 million and $20 million for the three and six months ended June 30, 2016 compared with 2015 primarily due to the September 2015 issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU, higher interest rates on the September 2015 issuance of $500 million of First Mortgage Bonds by LG&E and KU used to retire the same amount of First Mortgage Bonds in November 2015 and $400 million of notes refinanced in November 2015.

Income Taxes

Income taxes increased $6 million for the three months ended June 30, 2016 compared with 2015 primarily due to higher pre-tax income at current period tax rates of $11 million, partially offset by the establishment of a valuation allowance in 2015 on a deferred tax asset of $5 million.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$84	$60	$204	$177
Special items, gains (losses), after-tax	—	(8)	—	(8)

Excluding special items, earnings increased for the three month period in 2016 compared with 2015 primarily due to higher base electricity rates effective July 1, 2015 and lower other operation and maintenance, partially offset by higher interest expense.

Excluding special items, earnings increased for the six month period in 2016 compared with 2015 primarily due to higher base electricity rates effective July 1, 2015 and lower other operation and maintenance, partially offset by higher interest expense and lower sales volumes primarily due to milder weather in the first quarter of 2016.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and an item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Margin	$33	$37
Other operation and maintenance	12	17
Depreciation	(2)	—
Taxes, other than income	—	(1)
Other income (expense) - net	(4)	(4)
Interest expense	(9)	(20)
Income taxes	(14)	(10)
Special items, gains (losses), after-tax (a)	8	8
Net income	$24	$27

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2016 Three Months			2015 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$721	$—	$721	$714	$—	$714
Operating Expenses
Fuel	182	—	182	214	—	214
Energy purchases	28	—	28	28	—	28
Other operation and maintenance	26	178	204	24	190	214
Depreciation	13	87	100	9	85	94
Taxes, other than income	1	14	15	1	14	15
Total Operating Expenses	250	279	529	276	289	565
Total	$471	$(279)	$192	$438	$(289)	$149

	2016 Six Months			2015 Six Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,547	$—	$1,547	$1,613	$—	$1,613
Operating Expenses
Fuel	380	—	380	467	—	467
Energy purchases	94	—	94	120	—	120
Other operation and maintenance	49	357	406	49	374	423
Depreciation	26	173	199	16	173	189
Taxes, other than income	2	28	30	2	27	29
Total Operating Expenses	551	558	1,109	654	574	1,228
Total	$996	$(558)	$438	$959	$(574)	$385

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues
Retail and wholesale	$317	$323	$(6)	$692	$740	$(48)
Electric revenue from affiliate	6	8	(2)	17	30	(13)
Total Operating Revenues	323	331	(8)	709	770	(61)
Operating Expenses
Operation
Fuel	69	82	(13)	147	185	(38)
Energy purchases	23	23	—	85	111	(26)
Energy purchases from affiliate	3	5	(2)	5	8	(3)
Other operation and maintenance	92	103	(11)	179	199	(20)
Depreciation	42	40	2	83	82	1
Taxes, other than income	7	7	—	15	14	1
Total Operating Expenses	236	260	(24)	514	599	(85)
Other Income (Expense) - net	(5)	(1)	(4)	(5)	(2)	(3)
Interest Expense	18	13	5	35	26	9
Income Taxes	24	22	2	59	55	4
Net Income	$40	$35	$5	$96	$88	$8

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Base rates	$1	$4
Volumes	(1)	(34)
Fuel and other energy prices (a)	(13)	(44)
ECR	7	16
Other	(2)	(3)
Total	$(8)	$(61)

(a)	Decreases due to lower recoveries of fuel and energy purchases due to lower commodity costs as described below.

Fuel

Fuel decreased $13 million for the three months ended June 30, 2016 compared with 2015, primarily due to a $9 million decrease in commodity costs.

Fuel decreased $38 million for the six months ended June 30, 2016 compared with 2015, due to a $17 million decrease in commodity costs and a $21 million decrease in volumes primarily due to milder weather in the first quarter of 2016.

Energy purchases

Energy purchases decreased $26 million for the six months ended June 30, 2016 compared with 2015 due to $13 million of lower natural gas prices and a $13 million decrease in natural gas volumes resulting from milder weather during the first quarter of 2016.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Coal plant operations and maintenance (a)	$(12)	$(21)
Other	1	1
Total	$(11)	$(20)

(a)	Represents the reduction of costs associated with the 2015 retirement of Cane Run units partially offset by Cane Run 7 operations.

Interest Expense

Interest expense increased $5 million and $9 million for the three and six months ended June 30, 2016 compared with 2015 primarily due to the September 2015 issuance of $300 million of incremental First Mortgage Bonds and higher interest rates on the September 2015 issuance of $250 million of First Mortgage Bonds used to retire the same amount of First Mortgage Bonds in November 2015.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$40	$35	$96	$88
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher returns on additional environmental capital investments and lower other operation and maintenance, partially offset by higher interest expense.

Earnings increased for the six month period in 2016 compared with 2015 primarily due to higher returns on additional environmental capital investments and lower other operation and maintenance, partially offset by higher interest expense and lower sales volumes primarily due to milder weather in the first quarter of 2016.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Margin	$3	$1
Other operation and maintenance	12	18
Depreciation	1	5
Other income (expense) - net	(4)	(3)
Interest expense	(5)	(9)
Income taxes	(2)	(4)
Net income	$5	$8

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

	2016 Three Months			2015 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$323	$—	$323	$331	$—	$331
Operating Expenses
Fuel	69	—	69	82	—	82
Energy purchases, including affiliate	26	—	26	28	—	28
Other operation and maintenance	11	81	92	10	93	103
Depreciation	7	35	42	4	36	40
Taxes, other than income	1	6	7	1	6	7
Total Operating Expenses	114	122	236	125	135	260
Total	$209	$(122)	$87	$206	$(135)	$71

	2016 Six Months			2015 Six Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$709	$—	$709	$770	$—	$770
Operating Expenses
Fuel	147	—	147	185	—	185
Energy purchases, including affiliate	90	—	90	119	—	119
Other operation and maintenance	20	159	179	22	177	199
Depreciation	13	70	83	7	75	82
Taxes, other than income	2	13	15	1	13	14
Total Operating Expenses	272	242	514	334	265	599
Total	$437	$(242)	$195	$436	$(265)	$171

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues
Retail and wholesale	$404	$391	$13	$855	$873	$(18)
Electric revenue from affiliate	3	5	(2)	5	8	(3)
Total Operating Revenues	407	396	11	860	881	(21)
Operating Expenses
Operation
Fuel	113	132	(19)	233	282	(49)
Energy purchases	5	5	—	9	9	—
Energy purchases from affiliate	6	8	(2)	17	30	(13)
Other operation and maintenance	107	109	(2)	213	213	—
Depreciation	58	54	4	116	107	9
Taxes, other than income	8	8	—	15	15	—
Total Operating Expenses	297	316	(19)	603	656	(53)
Other Income (Expense) - net	1	2	(1)	(1)	1	(2)
Interest Expense	23	19	4	47	38	9
Income Taxes	34	24	10	80	71	9
Net Income	$54	$39	$15	$129	$117	$12

Operating Revenue

The increase (decrease) in operating revenue for the periods ended June 30, 2016 compared with 2015 was due to:

	Three Months	Six Months
Base rates	$31	$64
Volumes	(4)	(40)
Fuel and other energy prices (a)	(19)	(42)
ECR	3	6
Other	—	(9)
Total	$11	$(21)

(a)	Decreases due to lower recoveries of fuel and energy purchases due to lower commodity costs as described below.

Fuel

Fuel decreased $19 million for the three months ended June 30, 2016 compared with 2015, due to lower costs of commodities.

Fuel decreased $49 million for the six months ended June 30, 2016 compared with 2015, due to a $44 million decrease in commodity costs and a $5 million decrease in volumes primarily due to milder weather in the first quarter of 2016.

Energy Purchases from affiliate

Energy purchases from affiliate decreased $13 million for the six months ended June 30, 2016 compared with 2015, due to increased generation as a result of Cane Run Unit 7 being placed in-service during 2015.

Depreciation

Depreciation increased $4 million and $9 million for the three and six months ended June 30, 2016 compared with 2015 primarily due to additional assets placed into service, net of retirements.

Interest Expense

Interest expense increased $4 million and $9 million for the three and six months ended June 30, 2016 compared with 2015 primarily due to the September 2015 issuance of $250 million of incremental First Mortgage Bonds and higher interest rates on the September 2015 issuance of $250 million of First Mortgage Bonds used to retire the same amount of First Mortgage Bonds in November 2015.

Income Taxes

Income taxes increased $10 million and $9 million for the three and six months ended June 30, 2016 compared with 2015 primarily due to higher pre-tax income.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Income	$54	$39	$129	$117
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher base electricity rates effective July 1, 2015, partially offset by higher interest expense.

Earnings increased for the six month period in 2016 compared with 2015 primarily due to higher base electricity rates, effective July 1, 2015, partially offset by higher interest expense and lower sales volumes primarily due to milder weather in the first quarter of 2016.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Margin	$30	$36
Other operation and maintenance	3	2
Depreciation	(3)	(5)
Taxes, other than income	—	(1)
Other income (expense) - net	(1)	(2)
Interest expense	(4)	(9)
Income taxes	(10)	(9)
Net income	$15	$12

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

	2016 Three Months			2015 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$407	$—	$407	$396	$—	$396
Operating Expenses
Fuel	113	—	113	132	—	132
Energy purchases, including affiliate	11	—	11	13	—	13
Other operation and maintenance	15	92	107	14	95	109
Depreciation	6	52	58	5	49	54
Taxes, other than income	—	8	8	—	8	8
Total Operating Expenses	145	152	297	164	152	316
Total	$262	$(152)	$110	$232	$(152)	$80

	2016 Six Months			2015 Six Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$860	$—	$860	$881	$—	$881
Operating Expenses
Fuel	233	—	233	282	—	282
Energy purchases, including affiliate	26	—	26	39	—	39
Other operation and maintenance	29	184	213	27	186	213
Depreciation	13	103	116	9	98	107
Taxes, other than income	—	15	15	1	14	15
Total Operating Expenses	301	302	603	358	298	656
Total	$559	$(302)	$257	$523	$(298)	$225

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
June 30, 2016
Cash and cash equivalents	$492	$35	$16	$8	$8
Short-term debt	856	6	139	110	29
Notes payable with affiliate		—	176	—	—
December 31, 2015
Cash and cash equivalents	$836	$47	$30	$19	$11
Short-term debt	916	—	265	142	48
Notes payable with affiliate		—	54	—	—

(a)
At June 30, 2016, $88 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2015 Form 10-K for additional information on undistributed earnings of WPD.

(PPL)

The Statements of Cash Flows separately report the cash flows of the discontinued operations in 2015. The "Operating Activities", "Investing Activities" and "Financing Activities" sections below included only the cash flows of continuing operations.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2016
Operating activities	$1,170	$328	$506	$273	$311
Investing activities	(1,347)	(427)	(439)	(237)	(201)
Financing activities	(152)	87	(81)	(47)	(113)
2015
Operating activities	$970	$76	$703	$389	$360
Investing activities	(1,575)	(483)	(626)	(349)	(275)
Financing activities	(71)	221	(85)	(43)	(90)
Change - Cash Provided (Used)
Operating activities	$200	$252	$(197)	$(116)	$(49)
Investing activities	228	56	187	112	74
Financing activities	(81)	(134)	4	(4)	(23)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2016 compared with 2015 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$162	$37	$27	$8	$12
Non-cash components	(250)	82	(43)	(23)	2
Working capital	308	117	(211)	(100)	(88)
Defined benefit plan funding	65	33	18	9	6
Other operating activities	(85)	(17)	12	(10)	19
Total	$200	$252	$(197)	$(116)	$(49)

(PPL)

PPL's cash provided by operating activities from continuing operations in 2016 increased $200 million in 2016 compared with 2015.

•
Income from continuing operations increased by $162 million between the periods, but included a decrease in net non-cash charges of $250 million. These net non-cash charges included a $254 million increase in unrealized gains on derivatives.

•
The $308 million increase in cash from changes in working capital was primarily due to an increase in taxes payable (primarily due to an increase in current income tax expense in 2016) and a decrease in accounts receivable, primarily due to milder winter weather in 2016.

•	Defined benefit plan funding was $65 million lower in 2016.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2016 increased $252 million in 2016 compared with 2015.

•	The increase in non-cash components of $82 million in 2016 compared with 2015 was primarily due to an increase in deferred income tax expense and depreciation.

•
The $117 million increase in cash from changes in working capital was primarily due to a decrease in prepayments (primarily due to a decrease in tax payments) and an increase in taxes payable (primarily due to an decrease in current income tax benefit in 2016).

•	Defined benefit plan funding was $33 million lower in 2016.

(LKE)

LKE's cash provided by operating activities in 2016 decreased $197 million compared with 2015.

•
The decrease in cash from working capital was driven primarily by lower tax payments received from PPL for the use of prior year excess tax depreciation deductions. Other decreases in cash were related to accounts receivable and coal and natural gas inventories due to milder weather in 2016, and unbilled revenues due to lower weather volatility during the measurement periods in 2016, partially offset by lower payments on accounts payable due to lower fuel purchases.

(LG&E)

LG&E's cash provided by operating activities in 2016 decreased $116 million compared with 2015.

•
The decrease in cash from working capital was driven primarily by lower payments received from LKE for the use of prior year excess tax depreciation deductions. Other decreases in cash were related to accounts receivable and coal and natural gas inventories due to milder weather in 2016, and unbilled revenues due to lower weather volatility during the measurement periods in 2016, partially offset by lower payments on accounts payable due to lower fuel purchases.

(KU)

KU's cash provided by operating activities in 2016 decreased $49 million compared with 2015.

•
The decrease in cash from working capital was driven primarily by lower payments received from LKE for the use of prior year excess tax depreciation deductions. Other decreases in cash were related to coal inventory due to milder weather in 2016, and unbilled revenues due to lower weather volatility during the measurement periods in 2016, partially offset by lower accounts payable from affiliates due to energy purchases from LG&E and charges for prepaid costs from LKS.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the registrants. The change in expenditures for PP&E for the six months ended June 30, 2016 compared with 2015 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease	$333	$56	$191	$112	$78

For PPL, the decrease in expenditures was due to lower project expenditures at WPD, PPL Electric Utilities, LG&E, and KU. The decrease in expenditures for WPD was primarily due to a decrease in expenditures to enhance system reliability associated with the end of the DPCR5 price control period and changes in foreign currency exchange rates. The decrease in expenditures for PPL Electric was primarily due to the completion of the Susquehanna-Roseland transmission project and the completion of the Northeast Pocono reliability project. The decrease in expenditures for LG&E was primarily driven by the completion of the environmental air projects at LG&E's Mill Creek plant. The decrease in expenditures for KU was primarily driven by the completion of the environmental air projects at KU's Ghent plant and the CCR project at KU's E.W. Brown plant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2016 compared with 2015 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$248	$—	$—	$—	$—
Settlement of cross-currency swaps	46	—	—	—	—
Stock issuances/redemptions, net	(7)	—	—	—	—
Dividends	(13)	(10)	—	(3)	(32)
Capital contributions/distributions, net	—	40	12	27	20
Change in short-term debt, net	(342)	(162)	(112)	(27)	(10)
Notes payable with affiliate	—	—	105	—	—
Other financing activities	(13)	(2)	(1)	(1)	(1)
Total	$(81)	$(134)	$4	$(4)	$(23)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2016 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2015 Form 10-K for information on 2015 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2016, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,150	$—	$337	$813
PPL Electric Credit Facility	400	—	7	393

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	500	—	110	390
KU Credit Facilities	598	—	227	371
Total LKE	1,173	—	337	836
Total U.S. Credit Facilities (a)	$2,723	$—	$681	$2,042
Total U.K. Credit Facilities (b)	£1,055	£269	£—	£786

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 11%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.

(b)
The amounts borrowed at June 30, 2016 were a USD-denominated borrowing of $200 million and GPB-denominated borrowings which equated to $191 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £138 million as of the date borrowed. At June 30, 2016, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.1 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Other Used Capacity	Unused Capacity
LKE Credit Facility	$225	$176	$—	$49
LG&E Money Pool (a)	500	—	110	390
KU Money Pool (a)	500	—	29	471

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at June 30, 2016:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$320	$680
PPL Electric	400	6	394

LG&E	350	110	240
KU	350	29	321
Total LKE	700	139	561
Total PPL	$2,100	$465	$1,635

Long-term Debt

(PPL)

In May 2016, PPL Capital Funding issued $650 million of 3.10% Senior Notes due 2026. PPL Capital Funding received proceeds of $645 million, net of a discount and underwriting fees, which will be used to invest in or make loans to subsidiaries of PPL, to repay short-term debt and for general corporate purposes.

In May 2016, WPD (East Midlands) borrowed £100 million at 0.4975% under a new ten-year index linked term loan agreement, which will be used for general corporate purposes.

In May 2016, WPD plc repaid the entire $460 million principal amount of its 3.90% Senior Notes upon maturity.

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

(PPL)

ATM Program

For the three and six months ended June 30, 2016, PPL did not issue any shares under the agreements. For the three and six months ended June 30, 2015, PPL issued 421,700 shares of common stock under the program at an average price of $33.73 per share, receiving net proceeds of $14 million.

Common Stock Dividends

In May 2016, PPL declared a quarterly common stock dividend, payable July 1, 2016, of 38 cents per share (equivalent to $1.52 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Capital Expenditures

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. In the second quarter of 2016, PPL decreased its projected capital spending for the period 2016 through 2020 related to distribution facilities by approximately $1.1 billion from the $9.5 billion projection previously disclosed in PPL's 2015 Form 10‑K. The decreased projected capital spending results from a change in the forecasted GBP to U.S. dollar exchange rate from $1.60 to $1.30 for WPD expenditures that decreased each yearly estimate by approximately $220 million.

Contractual Obligations

In the second quarter of 2016, PPL decreased its estimated contractual cash obligations by approximately $1.7 billion from the $39.1 billion estimate previously disclosed in PPL's 2015 Form 10-K. The decrease was primarily a result of the change in the GBP to U.S. dollar exchange rate from $1.50 to $1.34 as of June 30, 2016 for WPD's obligations. The decreases in PPL's estimated contractual cash obligations by year were as follows.

	Total	2016	2017 - 2018	2019 - 2020	After 2020
Total Change in Contractual Cash Obligations	$(1,700)	$(30)	$(81)	$(98)	$(1,491)

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

In May 2016, Moody's and S&P assigned ratings of Baa2 and BBB+ to PPL Capital Funding's $650 million 3.10% Senior Notes due 2026.

In June 2016, S&P assigned a long-term issuer rating of A- and a short-term issuer rating of A-2 to PPL Capital Funding.

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

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at June 30, 2016.

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

The following interest rate hedges were outstanding at June 30, 2016.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	$802	$93	$(103)	2028
Economic hedges
Interest rate swaps (d)	179	(56)	(2)	2033
LKE
Economic hedges
Interest rate swaps (d)	179	(56)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (d)	179	(56)	(2)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2016 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2016 is shown below.

10% Adverse Movement in Rates
PPL	$660
PPL Electric	139
LKE	177
LG&E	66
KU	99

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates. Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at June 30, 2016.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£1,731	$393	$(220)	2018

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

Volumetric Risk

PPL is exposed to volumetric risk through its subsidiaries as described below.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $199 million for the six months ended June 30, 2016, which primarily reflected a $398 million decrease to PP&E and $95 million decrease to goodwill partially offset by a decrease of $294 million to net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $149 million for the six months ended June 30, 2015, which primarily reflected a $299 million decrease to PP&E and $77 million decrease to goodwill partially offset by a decrease of $227 million to net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2016, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2015 Form 10-K except the following:

(PPL)

Risks Relating to the Spinoff of PPL Energy Supply and Formation of Talen Energy Corporation

If the spinoff of PPL Energy Supply does not qualify as a tax-free distribution under Sections 355 and 368 of the Internal Revenue Code of 1986, as amended (the "Code"), including as a result of subsequent acquisitions of stock of PPL or Talen Energy, then PPL and/or its shareowners may be required to pay substantial U.S. federal income taxes.

Among other requirements, the completion of the June 1, 2015 spinoff of PPL Energy Supply and subsequent combination with RJS Power was conditioned upon PPL's receipt of a legal opinion of tax counsel to the effect that the spinoff will qualify as a reorganization pursuant to Section 368(a)(1)(D) and a tax-free distribution pursuant to Section 355 of the Code. Although receipt of such legal opinion was a condition to completion of the spinoff and subsequent combination, that legal opinion is not binding on the IRS. Accordingly, the IRS could reach conclusions that are different from those in the legal opinion. If, notwithstanding the receipt of such legal opinion, the IRS were to determine the distribution to be taxable, PPL would, and its shareowners could, depending on their individual circumstances, recognize a tax liability that could be substantial. In addition, notwithstanding the receipt of such legal opinion, if the IRS were to determine the merger to be taxable, PPL shareowners may, depending on their individual circumstances, recognize a tax liability that could be material.

In addition, the spinoff will be taxable to PPL pursuant to Section 355(e) of the Code if there is a 50% or greater change in ownership (by vote or value) of either PPL or Talen Energy, directly or indirectly, as part of a plan or series of related transactions that include the spinoff. Because PPL's shareowners collectively owned more than 50% of Talen Energy's common stock following the spinoff and subsequent combination, the combination alone will not cause the spinoff to be taxable to PPL under Section 355(e) of the Code. However, Section 355(e) of the Code might apply if acquisitions of stock of PPL before or after the spinoff, or of Talen Energy after the combination, were considered to be part of a plan or series of related transactions that include the spinoff. PPL is not aware of any such plan or series of transactions that include the spinoff.

On June 2, 2016, Talen Energy entered into a merger agreement with affiliates of Riverstone, pursuant to which a subsidiary of affiliates of Riverstone will merge with Talen Energy (the "Talen Merger"). Upon completion of the Talen Merger, which is subject to certain closing conditions, affiliates of Riverstone will convert their existing ownership of approximately 35% of the issued and outstanding common stock of Talen Energy into shares of the surviving corporation and each other share of Talen Energy common stock, subject to certain exceptions, will be cancelled and converted into the right to receive the cash merger consideration. Pursuant to the Separation Agreement entered into in consideration with the spinoff, receipt of a legal opinion of tax counsel to the effect that the spinoff will continue to qualify as a reorganization pursuant to Section 368(a)(1)(D) and a tax-free distribution pursuant to Section 355 of the Code following the completion of the Talen Merger shall be required to complete the Talen Merger. As described above, such legal opinion will not be binding on the IRS and accordingly, the IRS could reach conclusions that are different from those in the legal opinion. If, notwithstanding the receipt of such legal opinion, the IRS were to determine the distribution to be taxable, PPL and its shareowners could, depending on circumstances, recognize a tax liability that could be substantial.

Risks related to our U.K. segment

PPL’s earnings may be adversely affected as a result of the June 23, 2016 referendum in the U.K. to withdraw from the European Union.

Significant uncertainty exists concerning the effects of the June 23, 2016 referendum in favor of the U.K. withdrawal from the European Union, including whether formal withdrawal will occur and the nature and duration of negotiations between the U.K. and European Union as to the terms of any withdrawal. PPL cannot predict either the short-term impact on foreign exchange rates or long-term impact on PPL’s financial condition that may be experienced as a result of any actions that may be taken by the U.K. government to withdraw from the European Union, although such impacts could be significant.

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

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation, effective as of May 25, 2016 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)
*4(a)	-	Amendment No. 12 to PPL Employee Stock Ownership Plan, dated April 27, 2016
*4(b)	-	Amendment No. 13 to PPL Employee Stock Ownership Plan, dated May 13, 2016
4(c)	-
Supplemental Indenture No. 15, dated as of May 17, 2016, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank)), as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

*10(a)	-
Second Amendment to Revolving Credit Agreement, dated as of March 17, 2016, to the March 26, 2014 Existing Credit Agreement, between PPL Capital Funding, Inc., the Borrower, PPL Corporation, the Guarantor, and The Bank of Nova Scotia, as the Administrative Agent and as a Lender

10(b)	-
£100,000,000 Term Loan Agreement, dated May 24, 2016, between Western Power Distribution (East Midlands) PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2016, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2016, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 9, 2016	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 9, 2016	/s/ Marlene C. Beers
Marlene C. Beers Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 9, 2016	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)