Form 10-Q
period 2016-09-30
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP
filed 2016-11-01
CIK 922224, 55387, 60549, 1518339, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2016
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 679,627,323 shares outstanding at October 26, 2016.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 26, 2016.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 26, 2016.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 26, 2016.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED September 30, 2016

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

PPL EU Services - PPL EU Services Corporation, a subsidiary of PPL that provides support services and corporate functions such as financial, supply chain, human resources and facilities management services primarily to PPL Electric and its affiliates.

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

Advanced Metering System - meters and meter reading systems that provide two-way communication capabilities, which communicate usage and other relevant data to LG&E and KU at regular intervals, but also are able to receive information from LG&E and KU, such as software upgrades and requests to provide meter readings in real time.

AOCI - accumulated other comprehensive income or loss.

Article 50 of the Lisbon Treaty - The Treaty of Lisbon is an international agreement which amends the two treaties which form the constitutional basis of the European Union, and came into force on December 1, 2009. Under Article 50 of this treaty, any member state of the European Union may decide to withdraw from the Union in accordance with its own constitutional requirements.

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

Distribution Automation - advanced grid intelligence enabling LG&E and KU to perform remote monitoring and control, circuit segmentation and self-healing of select distribution system circuits, improving grid reliability and efficiency.

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

Talen Energy Marketing - Talen Energy Marketing, LLC, the new name of PPL EnergyPlus subsequent to the spinoff of PPL Energy Supply.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues	$1,889	$1,878	$5,685	$5,889

Operating Expenses
Operation
Fuel	227	228	607	695
Energy purchases	151	177	531	676
Other operation and maintenance	417	482	1,292	1,405
Depreciation	232	226	692	658
Taxes, other than income	76	79	229	241
Total Operating Expenses	1,103	1,192	3,351	3,675

Operating Income	786	686	2,334	2,214

Other Income (Expense) - net	49	75	284	61

Interest Expense	223	221	671	645

Income from Continuing Operations Before Income Taxes	612	540	1,947	1,630

Income Taxes	139	144	510	432

Income from Continuing Operations After Income Taxes	473	396	1,437	1,198

Income (Loss) from Discontinued Operations (net of income taxes) (Note 8)	—	(3)	—	(915)

Net Income	$473	$393	$1,437	$283

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes:
Basic	$0.70	$0.59	$2.12	$1.78
Diluted	$0.69	$0.59	$2.11	$1.78
Net Income:
Basic	$0.70	$0.58	$2.12	$0.42
Diluted	$0.69	$0.58	$2.11	$0.42

Dividends Declared Per Share of Common Stock	$0.38	$0.3775	$1.14	$1.1225

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	678,114	670,763	676,905	668,731
Diluted	680,348	673,702	679,969	671,254

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$473	$393	$1,437	$283

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($2), ($3), ($4), ($2)	(641)	52	(837)	(97)
Available-for-sale securities, net of tax of $0, $0, $0, ($9)	—	—	—	7
Qualifying derivatives, net of tax of ($16), $11, ($9), $4	62	(19)	57	8
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $4	—	—	—	(6)
Net actuarial gain (loss), net of tax of $4, $0, $3, ($36)	(6)	—	(4)	52
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $0, $0, $2	—	—	—	(2)
Qualifying derivatives, net of tax of $17, ($3), $15, ($23)	(69)	10	(62)	20
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $1	—	—	(1)	(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), $0, ($1), $0	—	—	1	—
Net actuarial loss, net of tax of ($10), ($10), ($27), ($35)	31	35	94	111
Total other comprehensive income (loss)	(623)	78	(752)	92

Comprehensive income (loss)	$(150)	$471	$685	$375

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$1,437	$283
(Income) Loss from discontinued operations (net of income taxes)	—	915
Income from continuing operations (net of income taxes)	1,437	1,198
Adjustments to reconcile Income from continuing operations (net of taxes) to net cash provided by operating activities - continuing operations
Depreciation	692	658
Amortization	54	46
Defined benefit plans - expense (income)	(29)	44
Deferred income taxes and investment tax credits	436	359
Unrealized (gains) losses on derivatives, and other hedging activities	107	(17)
Stock-based compensation expense	23	26
Other	(12)	9
Change in current assets and current liabilities
Accounts receivable	(29)	(5)
Accounts payable	(40)	(180)
Unbilled revenues	32	91
Fuel, materials and supplies	8	60
Prepayments	(34)	(43)
Taxes payable	40	(142)
Regulatory assets and liabilities, net	(32)	46
Other	(21)	(5)
Other operating activities
Defined benefit plans - funding	(345)	(396)
Settlement of interest rate swaps	—	(88)
Other assets	18	(42)
Other liabilities	(75)	69
Net cash provided by operating activities - continuing operations	2,230	1,688
Net cash provided by operating activities - discontinued operations	—	343
Net cash provided by operating activities	2,230	2,031
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,073)	(2,560)
Expenditures for intangible assets	(23)	(32)
Proceeds from the sale of other investments	2	136
Other investing activities	28	(7)
Net cash provided by (used in) investing activities - continuing operations	(2,066)	(2,463)
Net cash provided by (used in) investing activities - discontinued operations	—	(149)
Net cash provided by (used in) investing activities	(2,066)	(2,612)
Cash Flows from Financing Activities
Issuance of long-term debt	1,241	1,137
Retirement of long-term debt	(905)	—
Settlement of cross-currency swaps	46	—
Issuance of common stock	133	145
Payment of common stock dividends	(772)	(750)
Net increase (decrease) in short-term debt	(268)	(271)
Other financing activities	(33)	(30)
Net cash provided by (used in) financing activities - continuing operations	(558)	231
Net cash provided by (used in) financing activities - discontinued operations	—	(546)
Net cash distributions to parent from discontinued operations	—	132
Net cash provided by (used in) financing activities	(558)	(183)
Effect of Exchange Rates on Cash and Cash Equivalents	(26)	(6)
Net (Increase) Decrease in Cash and Cash Equivalents included in Discontinued Operations	—	352
Net Increase (Decrease) in Cash and Cash Equivalents	(420)	(418)
Cash and Cash Equivalents at Beginning of Period	836	1,399
Cash and Cash Equivalents at End of Period	$416	$981

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$416	$836
Accounts receivable (less reserve: 2016, $48; 2015, $41)
Customer	687	673
Other	45	59
Unbilled revenues	393	453
Fuel, materials and supplies	346	357
Prepayments	97	66
Price risk management assets	78	139
Other current assets	37	63
Total Current Assets	2,099	2,646

Property, Plant and Equipment
Regulated utility plant	34,427	34,399
Less: accumulated depreciation - regulated utility plant	5,938	5,683
Regulated utility plant, net	28,489	28,716
Non-regulated property, plant and equipment	451	516
Less: accumulated depreciation - non-regulated property, plant and equipment	155	165
Non-regulated property, plant and equipment, net	296	351
Construction work in progress	1,184	1,315
Property, Plant and Equipment, net	29,969	30,382

Other Noncurrent Assets
Regulatory assets	1,765	1,733
Goodwill	3,175	3,550
Other intangibles	693	679
Price risk management assets	185	156
Other noncurrent assets	152	155
Total Other Noncurrent Assets	5,970	6,273

Total Assets	$38,038	$39,301

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$636	$916
Long-term debt due within one year	443	485
Accounts payable	741	812
Taxes	117	85
Interest	315	303
Dividends	259	255
Customer deposits	302	326
Regulatory liabilities	120	145
Other current liabilities	479	549
Total Current Liabilities	3,412	3,876

Long-term Debt	18,069	18,563

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	3,810	3,440
Investment tax credits	133	128
Accrued pension obligations	878	1,405
Asset retirement obligations	413	536
Regulatory liabilities	911	945
Other deferred credits and noncurrent liabilities	437	489
Total Deferred Credits and Other Noncurrent Liabilities	6,582	6,943

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,824	9,687
Earnings reinvested	3,624	2,953
Accumulated other comprehensive loss	(3,480)	(2,728)
Total Equity	9,975	9,919

Total Liabilities and Equity	$38,038	$39,301

(a)	1,560,000 shares authorized; 679,268 shares issued and outstanding at September 30, 2016; 780,000 shares authorized; 673,857 shares issued and outstanding at December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919
Common stock issued	5,411		168			168
Stock-based compensation			(31)			(31)
Net income				1,437		1,437
Dividends and dividend equivalents				(773)		(773)
Other comprehensive income (loss)					(752)	(752)
Adoption of stock-based compensation guidance cumulative effect adjustment (Note 2)				7		7
September 30, 2016	679,268	$7	$9,824	$3,624	$(3,480)	$9,975

December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)	$13,628
Common stock issued	5,943		183			183
Stock-based compensation			14			14
Net income				283		283
Dividends and dividend equivalents				(754)		(754)
Distribution of PPL Energy Supply (Note 8)				(3,200)	(24)	(3,224)
Other comprehensive income (loss)					92	92
September 30, 2015	671,792	$7	$9,630	$2,791	$(2,206)	$10,222

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues	$539	$519	$1,619	$1,625

Operating Expenses
Operation
Energy purchases	129	154	414	519
Energy purchases from affiliate	—	—	—	14
Other operation and maintenance	144	162	431	435
Depreciation	64	55	185	158
Taxes, other than income	26	27	79	87
Total Operating Expenses	363	398	1,109	1,213

Operating Income	176	121	510	412

Other Income (Expense) - net	4	1	12	5

Interest Expense	32	32	97	96

Income Before Income Taxes	148	90	425	321

Income Taxes	58	35	162	130

Net Income (a)	$90	$55	$263	$191

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$263	$191
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	185	158
Amortization	19	19
Defined benefit plans - expense	9	13
Deferred income taxes and investment tax credits	151	127
Other	(14)	(9)
Change in current assets and current liabilities
Accounts receivable	(6)	18
Accounts payable	(1)	(140)
Unbilled revenue	10	28
Prepayments	29	(17)
Regulatory assets and liabilities	(41)	46
Taxes payable	(6)	(50)
Other	(13)	13
Other operating activities
Defined benefit plans - funding	—	(33)
Other assets	15	(6)
Other liabilities	(5)	15
Net cash provided by operating activities	595	373

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(739)	(758)
Expenditures for intangible assets	—	(9)
Other investing activities	(1)	3
Net cash provided by (used in) investing activities	(740)	(764)

Cash Flows from Financing Activities
Issuance of long-term debt	224	—
Retirement of long-term debt	(224)	—
Contributions from parent	200	275
Payment of common stock dividends to parent	(193)	(140)
Net increase (decrease) in short-term debt	130	68
Other financing activities	(3)	—
Net cash provided by (used in) financing activities	134	203

Net Increase (Decrease) in Cash and Cash Equivalents	(11)	(188)
Cash and Cash Equivalents at Beginning of Period	47	214
Cash and Cash Equivalents at End of Period	$36	$26
 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$36	$47
Accounts receivable (less reserve: 2016, $22; 2015, $16)
Customer	290	286
Other	12	10
Unbilled revenues	81	91
Materials and supplies	28	34
Prepayments	37	66
Other current assets	15	21
Total Current Assets	499	555

Property, Plant and Equipment
Regulated utility plant	9,360	8,734
Less: accumulated depreciation - regulated utility plant	2,698	2,573
Regulated utility plant, net	6,662	6,161
Construction work in progress	657	530
Property, Plant and Equipment, net	7,319	6,691

Other Noncurrent Assets
Regulatory assets	991	1,006
Intangibles	247	244
Other noncurrent assets	14	15
Total Other Noncurrent Assets	1,252	1,265

Total Assets	$9,070	$8,511

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$130	$—
Long-term debt due within one year	224	—
Accounts payable	357	288
Accounts payable to affiliates	33	35
Taxes	18	24
Interest	31	37
Regulatory liabilities	94	113
Customer deposits	22	31
Other current liabilities	69	77
Total Current Liabilities	978	605

Long-term Debt	2,607	2,828

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,823	1,663
Accrued pension obligations	185	183
Regulatory liabilities	—	22
Other deferred credits and noncurrent liabilities	88	91
Total Deferred Credits and Other Noncurrent Liabilities	2,096	1,959

Commitments and Contingent Liabilities (Notes 6 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	2,134	1,934
Earnings reinvested	891	821
Total Equity	3,389	3,119

Total Liabilities and Equity	$9,070	$8,511

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2015	66,368	$364	$1,934	$821	$3,119
Net income				263	263
Capital contributions from PPL			200		200
Dividends declared on common stock				(193)	(193)
September 30, 2016	66,368	$364	$2,134	$891	$3,389

December 31, 2014	66,368	$364	$1,603	$750	$2,717
Net income				191	191
Capital contributions from PPL (b)			322		322
Dividends declared on common stock				(140)	(140)
September 30, 2015	66,368	$364	$1,925	$801	$3,090

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

(b)	Includes non-cash contributions of $47 million.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues	$835	$801	$2,382	$2,414

Operating Expenses
Operation
Fuel	227	228	607	695
Energy purchases	24	23	118	143
Other operation and maintenance	197	202	603	625
Depreciation	102	97	301	286
Taxes, other than income	16	14	46	43
Total Operating Expenses	566	564	1,675	1,792

Operating Income	269	237	707	622

Other Income (Expense) - net	(3)	(1)	(9)	(3)

Interest Expense	50	43	147	127

Interest Expense with Affiliate	4	—	12	1

Income Before Income Taxes	212	193	539	491

Income Taxes	79	73	202	194

Net Income	$133	$120	$337	$297

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$133	$120	$337	$297

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0, ($1), $5	—	—	1	(8)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $1	—	—	(1)	(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), $0, ($1), $0	—	—	1	1
Net actuarial loss, net of tax of $0, $0, ($1), ($1)	1	1	3	2
Total other comprehensive income (loss)	1	1	4	(6)

Comprehensive income (loss)	$134	$121	$341	$291

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$337	$297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	301	286
Amortization	21	18
Defined benefit plans - expense	20	29
Deferred income taxes and investment tax credits	212	199
Other	—	29
Change in current assets and current liabilities
Accounts receivable	(43)	(1)
Accounts payable	7	(34)
Accounts payable to affiliates	4	(7)
Unbilled revenues	6	19
Fuel, materials and supplies	7	43
Income tax receivable	—	132
Accrued interest	42	37
Other	(4)	(2)
Other operating activities
Defined benefit plans - funding	(82)	(66)
Expenditures for asset retirement obligations	(15)	(5)
Settlement of interest rate swaps	—	(88)
Other assets	1	(4)
Other liabilities	2	13
Net cash provided by operating activities	816	895
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(600)	(928)
Other investing activities	1	7
Net cash provided by (used in) investing activities	(599)	(921)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	84	21
Issuance of long-term debt	221	1,050
Retirement of long-term debt	(221)	—
Net increase (decrease) in short-term debt	(130)	(500)
Debt issuance and credit facility costs	(3)	(9)
Distributions to member	(224)	(157)
Contributions from member	37	55
Net cash provided by (used in) financing activities	(236)	460
Net Increase (Decrease) in Cash and Cash Equivalents	(19)	434
Cash and Cash Equivalents at Beginning of Period	30	21
Cash and Cash Equivalents at End of Period	$11	$455

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$11	$30
Accounts receivable (less reserve: 2016, $24; 2015, $23)
Customer	250	209
Other	13	17
Unbilled revenues	141	147
Fuel, materials and supplies	292	298
Prepayments	31	23
Regulatory assets	18	35
Other current assets	1	6
Total Current Assets	757	765

Property, Plant and Equipment
Regulated utility plant	12,510	11,906
Less: accumulated depreciation - regulated utility plant	1,382	1,163
Regulated utility plant, net	11,128	10,743
Construction work in progress	349	660
Property, Plant and Equipment, net	11,477	11,403

Other Noncurrent Assets
Regulatory assets	774	727
Goodwill	996	996
Other intangibles	103	123
Other noncurrent assets	80	76
Total Other Noncurrent Assets	1,953	1,922

Total Assets	$14,187	$14,090

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$135	$265
Long-term debt due within one year	219	25
Notes payable with affiliate	138	54
Accounts payable	216	266
Accounts payable to affiliates	9	5
Customer deposits	55	52
Taxes	49	46
Price risk management liabilities	6	5
Regulatory liabilities	26	32
Interest	74	32
Asset retirement obligations	54	50
Other current liabilities	111	135
Total Current Liabilities	1,092	967

Long-term Debt

Long-term debt	4,470	4,663
Long-term debt to affiliate	400	400
Total Long-term Debt	4,870	5,063

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,673	1,463
Investment tax credits	132	128
Accrued pension obligations	242	296
Asset retirement obligations	368	485
Regulatory liabilities	911	923
Price risk management liabilities	48	42
Other deferred credits and noncurrent liabilities	180	206
Total Deferred Credits and Other Noncurrent Liabilities	3,554	3,543

Commitments and Contingent Liabilities (Notes 6 and 10)

Member's equity	4,671	4,517

Total Liabilities and Equity	$14,187	$14,090

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2015	$4,517
Net income	337
Contributions from member	37
Distributions to member	(224)
Other comprehensive income (loss)	4
September 30, 2016	$4,671

December 31, 2014	$4,248
Net income	297
Contributions from member	55
Distributions to member	(157)
Other comprehensive income (loss)	(6)
September 30, 2015	$4,437

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues
Retail and wholesale	$366	$349	$1,058	$1,089
Electric revenue from affiliate	2	2	19	32
Total Operating Revenues	368	351	1,077	1,121

Operating Expenses
Operation
Fuel	86	82	233	267
Energy purchases	19	18	104	129
Energy purchases from affiliate	5	9	10	17
Other operation and maintenance	85	87	264	286
Depreciation	43	40	126	122
Taxes, other than income	9	7	24	21
Total Operating Expenses	247	243	761	842

Operating Income	121	108	316	279

Other Income (Expense) - net	(1)	(1)	(6)	(3)

Interest Expense	18	13	53	39

Income Before Income Taxes	102	94	257	237

Income Taxes	39	36	98	91

Net Income (a)	$63	$58	$159	$146

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$159	$146
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	126	122
Amortization	10	9
Defined benefit plans - expense	6	10
Deferred income taxes and investment tax credits	117	93
Other	—	25
Change in current assets and current liabilities
Accounts receivable	(19)	10
Accounts receivable from affiliates	(11)	4
Accounts payable	24	(14)
Accounts payable to affiliates	(6)	(1)
Unbilled revenues	10	13
Fuel, materials and supplies	11	21
Income tax receivable	2	74
Accrued interest	13	9
Other	1	8
Other operating activities
Defined benefit plans - funding	(45)	(25)
Expenditures for asset retirement obligations	(11)	(4)
Settlement of interest rate swaps	—	(44)
Other assets	(3)	10
Other liabilities	(1)	3
Net cash provided by operating activities	383	469
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(343)	(519)
Net cash provided by (used in) investing activities	(343)	(519)
Cash Flows from Financing Activities
Issuance of long-term debt	125	550
Retirement of long-term debt	(125)	—
Net increase (decrease) in short-term debt	(14)	(264)
Debt issuance and credit facility costs	(1)	(5)
Payment of common stock dividends to parent	(87)	(81)
Contributions from parent	47	20
Net cash provided by (used in) financing activities	(55)	220
Net Increase (Decrease) in Cash and Cash Equivalents	(15)	170
Cash and Cash Equivalents at Beginning of Period	19	10
Cash and Cash Equivalents at End of Period	$4	$180

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$4	$19
Accounts receivable (less reserve: 2016, $1; 2015, $1)
Customer	109	92
Other	11	11
Accounts receivable from affiliates	23	12
Unbilled revenues	57	67
Fuel, materials and supplies	140	151
Prepayments	14	5
Regulatory assets	6	16
Other current assets	—	2
Total Current Assets	364	375

Property, Plant and Equipment
Regulated utility plant	5,234	4,804
Less: accumulated depreciation - regulated utility plant	468	404
Regulated utility plant, net	4,766	4,400
Construction work in progress	155	390
Property, Plant and Equipment, net	4,921	4,790

Other Noncurrent Assets
Regulatory assets	437	424
Goodwill	389	389
Other intangibles	63	73
Other noncurrent assets	21	17
Total Other Noncurrent Assets	910	903

Total Assets	$6,195	$6,068

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$128	$142
Long-term debt due within one year	219	25
Accounts payable	133	157
Accounts payable to affiliates	19	25
Customer deposits	26	26
Taxes	23	20
Price risk management liabilities	6	5
Regulatory liabilities	7	13
Interest	24	11
Asset retirement obligations	39	25
Other current liabilities	36	39
Total Current Liabilities	660	488

Long-term Debt	1,423	1,617

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	944	829
Investment tax credits	37	35
Accrued pension obligations	18	56
Asset retirement obligations	107	149
Regulatory liabilities	424	431
Price risk management liabilities	48	42
Other deferred credits and noncurrent liabilities	85	91
Total Deferred Credits and Other Noncurrent Liabilities	1,663	1,633

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,658	1,611
Earnings reinvested	367	295
Total Equity	2,449	2,330

Total Liabilities and Equity	$6,195	$6,068

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2015	21,294	$424	$1,611	$295	$2,330
Net income				159	159
Capital contributions from LKE			47		47
Cash dividends declared on common stock				(87)	(87)
September 30, 2016	21,294	$424	$1,658	$367	$2,449

December 31, 2014	21,294	$424	$1,521	$229	$2,174
Net income				146	146
Capital contributions from LKE			20		20
Cash dividends declared on common stock				(81)	(81)
September 30, 2015	21,294	$424	$1,541	$294	$2,259

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues
Retail and wholesale	$469	$452	$1,324	$1,325
Electric revenue from affiliate	5	9	10	17
Total Operating Revenues	474	461	1,334	1,342

Operating Expenses
Operation
Fuel	141	146	374	428
Energy purchases	5	5	14	14
Energy purchases from affiliate	2	2	19	32
Other operation and maintenance	107	108	320	321
Depreciation	59	57	175	164
Taxes, other than income	7	7	22	22
Total Operating Expenses	321	325	924	981

Operating Income	153	136	410	361

Other Income (Expense) - net	(3)	—	(4)	1

Interest Expense	24	20	71	58

Income Before Income Taxes	126	116	335	304

Income Taxes	48	44	128	115

Net Income (a)	$78	$72	$207	$189

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$207	$189
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	175	164
Amortization	10	8
Defined benefit plans - expense	4	9
Deferred income taxes and investment tax credits	122	132
Other	(1)	4
Change in current assets and current liabilities
Accounts receivable	(24)	(11)
Accounts payable	(11)	(18)
Accounts payable to affiliates	2	(7)
Unbilled revenues	(4)	6
Fuel, materials and supplies	(4)	22
Income tax receivable	—	60
Accrued interest	22	19
Other	2	6
Other operating activities
Defined benefit plans - funding	(19)	(20)
Expenditures for asset retirement obligations	(4)	(1)
Settlement of interest rate swaps	—	(44)
Other assets	(4)	(9)
Other liabilities	(4)	1
Net cash provided by operating activities	469	510
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(255)	(407)
Other investing activities	1	7
Net cash provided by (used in) investing activities	(254)	(400)
Cash Flows from Financing Activities
Issuance of long-term debt	96	500
Retirement of long-term debt	(96)	—
Net increase (decrease) in short-term debt	(41)	(236)
Debt issuance and credit facility costs	(1)	(4)
Payment of common stock dividends to parent	(197)	(106)
Contributions from parent	20	—
Net cash provided by (used in) financing activities	(219)	154
Net Increase (Decrease) in Cash and Cash Equivalents	(4)	264
Cash and Cash Equivalents at Beginning of Period	11	11
Cash and Cash Equivalents at End of Period	$7	$275

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Assets

Current Assets
Cash and cash equivalents	$7	$11
Accounts receivable (less reserve: 2016, $2; 2015, $2)
Customer	141	117
Other	3	9
Accounts receivable from affiliates	1	1
Unbilled revenues	84	80
Fuel, materials and supplies	152	147
Prepayments	16	8
Regulatory assets	12	19
Other current assets	1	4
Total Current Assets	417	396

Property, Plant and Equipment
Regulated utility plant	7,270	7,099
Less: accumulated depreciation - regulated utility plant	913	759
Regulated utility plant, net	6,357	6,340
Construction work in progress	192	267
Property, Plant and Equipment, net	6,549	6,607

Other Noncurrent Assets
Regulatory assets	337	303
Goodwill	607	607
Other intangibles	40	50
Other noncurrent assets	56	48
Total Other Noncurrent Assets	1,040	1,008

Total Assets	$8,006	$8,011

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2016	December 31, 2015
Liabilities and Equity

Current Liabilities
Short-term debt	$7	$48
Accounts payable	67	88
Accounts payable to affiliates	42	39
Customer deposits	29	26
Taxes	23	20
Regulatory liabilities	19	19
Interest	38	16
Asset retirement obligations	15	25
Other current liabilities	35	44
Total Current Liabilities	275	325

Long-term Debt	2,327	2,326

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,166	1,046
Investment tax credits	95	93
Accrued pension obligations	33	46
Asset retirement obligations	261	336
Regulatory liabilities	487	492
Other deferred credits and noncurrent liabilities	46	60
Total Deferred Credits and Other Noncurrent Liabilities	2,088	2,073

Commitments and Contingent Liabilities (Notes 6 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,616	2,596
Accumulated other comprehensive loss	(1)	—
Earnings reinvested	393	383
Total Equity	3,316	3,287

Total Liabilities and Equity	$8,006	$8,011

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2016 and December 31, 2015.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2015	37,818	$308	$2,596	$383	$—	$3,287
Capital contributions from LKE			20			20
Net income				207		207
Cash dividends declared on common stock				(197)		(197)
Other comprehensive income (loss)					(1)	(1)
September 30, 2016	37,818	$308	$2,616	$393	$(1)	$3,316

December 31, 2014	37,818	$308	$2,596	$302	$—	$3,206
Net income				189		189
Cash dividends declared on common stock				(106)		(106)
Other comprehensive income (loss)					(1)	(1)
September 30, 2015	37,818	$308	$2,596	$385	$(1)	$3,288

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2015 is derived from that Registrant's 2015 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2015 Form 10-K. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2016 financial statements.

(PPL)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of PPL Energy Supply, substantially representing PPL's former Supply segment, which was spun off and distributed to PPL shareowners on June 1, 2015. In addition, the Statement of Cash Flows for the nine months ended September 30, 2015 separately reports the cash flows of the discontinued operations. See Note 8 for additional information.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 to each indicated Registrant's 2015 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy. During the three and nine months ended September 30, 2016, PPL Electric purchased $365 million and $1.0 billion of accounts receivable from unaffiliated third parties. During the three and nine months ended September 30, 2015, PPL Electric purchased $361 million and $968 million of accounts receivable from unaffiliated third parties. PPL Electric's purchases from PPL EnergyPlus for the nine months ended September 30, 2015 were $146 million. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from an unaffiliated third party.

Discount Rate Change for U.K. Pension Plans (PPL)

In selecting the discount rate for its U.K. pension plans, WPD historically used a single weighted-average discount rate in the calculation of net periodic defined benefit cost. WPD began using individual spot rates to measure service cost and interest cost for the calculation of net periodic defined benefit cost in 2016. For the three and nine months ended September 30, 2016, this change in discount rate resulted in lower net periodic defined benefit costs recognized on PPL's Statements of Income of $10 million ($8 million after-tax or $0.01 per share) and $31 million ($25 million after-tax or $0.04 per share).

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

Certain financial information provided for future periods in PPL’s 2015 Form 10-K is impacted by the decrease in the GBP to U.S. dollar exchange rate that occurred subsequent to the U.K.'s vote on June 23, 2016 to withdraw from the European Union.

New Accounting Guidance Adopted (All Registrants)

Accounting for Stock-Based Compensation

Effective January 1, 2016, the Registrants adopted accounting guidance to simplify the accounting for share-based payment transactions. The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense on the statement of income, eliminates the requirement that excess tax benefits be realized before companies can recognize them and changes the threshold for statutory income tax withholding requirements to qualify for equity classification to the maximum statutory tax rates in the applicable jurisdictions. This guidance also changes the classification of excess tax benefits to an operating activity and employee taxes paid when shares are withheld to satisfy the employer's statutory income tax withholding obligation to a financing activity on the statement of cash flows and allows entities to make a policy election to either estimate forfeitures or recognize them when they occur. The adoption of this guidance had the following impacts:

•
Using the required prospective method of transition, for the three and nine months ended September 30, 2016, PPL recorded tax benefits of $1 million and $12 million ($0.02 per share), and for the nine months ended September 30, 2016, PPL Electric recorded tax benefits of $7 million, related to excess tax benefits for awards that were exercised and vested for the periods ending September 30, 2016. These amounts were recorded to Income taxes on the Statements of Income and Deferred income taxes on the Balance Sheets. The impact on LKE was not significant.

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

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2015 Form 10-K for a discussion of reportable segments and related information.

Financial data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are:

	Three Months		Nine Months
	2016	2015	2016	2015
Income Statement Data
Revenues from external customers
U.K. Regulated	$515	$552	$1,673	$1,836
Kentucky Regulated	835	801	2,382	2,414
Pennsylvania Regulated	539	519	1,619	1,625
Corporate and Other	—	6	11	14
Total	$1,889	$1,878	$5,685	$5,889

Net Income
U.K. Regulated (a)	$281	$249	$915	$814
Kentucky Regulated	126	111	314	267
Pennsylvania Regulated	91	55	263	191
Corporate and Other (b)	(25)	(19)	(55)	(74)
Discontinued Operations (c)	—	(3)	—	(915)
Total	$473	$393	$1,437	$283

	September 30, 2016	December 31, 2015
Balance Sheet Data
Assets
U.K. Regulated (d)	$15,014	$16,669
Kentucky Regulated	13,853	13,756
Pennsylvania Regulated	9,070	8,511
Corporate and Other (e)	101	365
Total assets	$38,038	$39,301

(a)	Includes unrealized gains and losses from hedging foreign-currency related economic activity. See Note 14 for additional information.

(b)
The nine months ended September 30, 2015 includes transition costs to prepare the Talen Energy organization for the June 1, 2015 spinoff and reconfigure the remaining PPL Services functions. See Note 8 for additional information.

(c)	See Note 8 for additional information.

(d)
Includes $11.1 billion and $12.2 billion of net PP&E as of September 30, 2016 and December 31, 2015. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2016	2015	2016	2015
Income (Numerator)
Income from continuing operations after income taxes	$473	$396	$1,437	$1,198
Less amounts allocated to participating securities	1	2	4	5
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$472	$394	$1,433	$1,193

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$—	$(3)	$—	$(915)

Net income	$473	$393	$1,437	$283
Less amounts allocated to participating securities	1	2	4	1
Net income available to PPL common shareowners - Basic and Diluted	$472	$391	$1,433	$282

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	678,114	670,763	676,905	668,731
Add incremental non-participating securities:
Share-based payment awards	2,234	2,939	3,064	2,523
Weighted-average shares - Diluted EPS	680,348	673,702	679,969	671,254

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.70	$0.59	$2.12	$1.78
Income (loss) from discontinued operations (net of income taxes)	—	(0.01)	—	(1.36)
Net Income	$0.70	$0.58	$2.12	$0.42

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.69	$0.59	$2.11	$1.78
Income (loss) from discontinued operations (net of income taxes)	—	(0.01)	—	(1.36)
Net Income	$0.69	$0.58	$2.11	$0.42

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Nine Months
	2016	2015	2016	2015
Stock-based compensation plans (a)	248	1,368	3,168	3,805
DRIP	761	475	1,533	1,318

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for additional information on common stock issued under the ATM Program.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2016	2015	2016	2015
Stock options	696	1,484	696	1,218
Performance units	316	—	210	49

5. Income Taxes

Reconciliations of income taxes for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2016	2015	2016	2015
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$214	$189	$681	$571
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	15	37	44
Valuation allowance adjustments	4	—	13	8
Impact of lower U.K. income tax rates	(37)	(40)	(136)	(138)
Federal and state tax reserve adjustments (a)	—	(9)	—	(21)
Enactment of the U.K. Finance Act 2016 (b)	(42)	—	(42)	—
Depreciation not normalized	—	—	(6)	(4)
Interest benefit on U.K. financing entities	(4)	(4)	(13)	(15)
Stock-based compensation (c)	(1)	—	(12)	—
Other	(8)	(7)	(12)	(13)
Total increase (decrease)	(75)	(45)	(171)	(139)
Total income taxes	$139	$144	$510	$432

(a)	During the three and nine months ended September 30, 2015, PPL recorded a $9 million tax benefit related to a planned amendment of a prior period tax return.

During the nine months ended September 30, 2015, PPL recorded a $12 million tax benefit to adjust the settled refund amount approved by the Joint Committee on Taxation for the open audit years 1998 - 2011.

(b)
The U.K. Finance Act 2016, enacted in September 2016, reduces the U.K. statutory income tax rate effective April 1, 2020 from 18% to 17%. As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during the three and nine months ended September 30, 2016.

(c)
During the three and nine months ended September 30, 2016, PPL recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 for additional information.

(PPL Electric)
	Three Months		Nine Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$52	$32	$149	$112
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	7	27	21
Depreciation not normalized	(2)	(1)	(5)	(3)
Stock-based compensation (a)	—	—	(7)	—
Other	(1)	(3)	(2)	—
Total increase (decrease)	6	3	13	18
Total income taxes	$58	$35	$162	$130

(a)
During the nine months ended September 30, 2016, PPL Electric recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 for additional information.

(LKE)
	Three Months		Nine Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$74	$68	$189	$172
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	7	20	18
Amortization of investment tax credit	(1)	(1)	(2)	(2)
Valuation allowance adjustments (a)	—	—	—	8
Stock-based compensation	(1)	—	(2)	—
Other	(1)	(1)	(3)	(2)
Total increase (decrease)	5	5	13	22
Total income taxes	$79	$73	$202	$194

(a)	Represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

(LG&E)
	Three Months		Nine Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$36	$33	$90	$83
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	10	9
Other	(1)	(1)	(2)	(1)
Total increase (decrease)	3	3	8	8
Total income taxes	$39	$36	$98	$91

(KU)
	Three Months		Nine Months
	2016	2015	2016	2015
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$44	$41	$117	$106
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4	12	11
Other	(1)	(1)	(1)	(2)
Total increase (decrease)	4	3	11	9
Total income taxes	$48	$44	$128	$115

Other (PPL)

In February 2015, PPL and the IRS Appeals Division reached a settlement on the amount of PPL's refund from its open audits for the years 1998 - 2011. In April 2015, PPL was notified that the Joint Committee on Taxation approved PPL's settlement. For the nine months ended September 30, 2015, PPL recorded a tax benefit of $24 million. Of this amount, $12 million was reflected in continuing operations. PPL finalized the settlement of interest in the second quarter of 2016 and recorded an additional $3 million tax benefit.

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Current Regulatory Assets:
Environmental cost recovery	$4	$24	$—	$—
Generation formula rate	12	7	—	—
Transmission service charge	8	10	8	10
Other	6	7	4	3
Total current regulatory assets (a)	$30	$48	$12	$13

Noncurrent Regulatory Assets:
Defined benefit plans	$791	$809	$456	$469
Taxes recoverable through future rates	333	326	333	326
Storm costs	71	93	19	30
Unamortized loss on debt	62	68	39	42
Interest rate swaps	143	141	—	—
Accumulated cost of removal of utility plant	143	137	143	137
AROs	208	143	—	—
Other	14	16	1	2
Total noncurrent regulatory assets	$1,765	$1,733	$991	$1,006

Current Regulatory Liabilities:
Generation supply charge	$22	$41	$22	$41
Demand side management	6	8	—	—
Gas supply clause	—	6	—	—
Universal service rider	10	5	10	5
Transmission formula rate	25	48	25	48
Fuel adjustment clause	14	14	—	—
Act 129 compliance rider	22	—	22	—
Storm damage expense	13	16	13	16
Other	8	7	2	3
Total current regulatory liabilities	$120	$145	$94	$113

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$698	$691	$—	$—
Coal contracts (b)	3	17	—	—
Power purchase agreement - OVEC (b)	77	83	—	—
Net deferred tax assets	23	23	—	—
Act 129 compliance rider	—	22	—	22
Defined benefit plans	27	24	—	—
Interest rate swaps	80	82	—	—
Other	3	3	—	—
Total noncurrent regulatory liabilities	$911	$945	$—	$22

	LKE		LG&E		KU
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Current Regulatory Assets:
Environmental cost recovery	$4	$24	$4	$13	$—	$11
Generation formula rate	12	7	—	—	12	7
Other	2	4	2	3	—	1
Total current regulatory assets	$18	$35	$6	$16	$12	$19

Noncurrent Regulatory Assets:
Defined benefit plans	$335	$340	$211	$215	$124	$125
Storm costs	52	63	29	35	23	28
Unamortized loss on debt	23	26	16	17	7	9
Interest rate swaps	143	141	102	98	41	43
AROs	208	143	77	57	131	86
Plant retirement costs	4	6	—	—	4	6
Other	9	8	2	2	7	6
Total noncurrent regulatory assets	$774	$727	$437	$424	$337	$303

Current Regulatory Liabilities:
Demand side management	$6	$8	$4	$4	$2	$4
Gas supply clause	—	6	—	6	—	—
Fuel adjustment clause	14	14	2	2	12	12
Other	6	4	1	1	5	3
Total current regulatory liabilities	$26	$32	$7	$13	$19	$19

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$698	$691	$306	$301	$392	$390
Coal contracts (b)	3	17	1	7	2	10
Power purchase agreement - OVEC (b)	77	83	53	57	24	26
Net deferred tax assets	23	23	23	23	—	—
Defined benefit plans	27	24	—	—	27	24
Interest rate swaps	80	82	40	41	40	41
Other	3	3	1	2	2	1
Total noncurrent regulatory liabilities	$911	$923	$424	$431	$487	$492

(a)	These amounts are included in "Other current assets" on the Balance Sheets.

(b)	These liabilities were recorded as offsets to certain intangible assets that were recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

U.K. Activities (PPL)

Ofgem Review of Line Loss Calculation

In 2014, Ofgem issued its final decision on the DPCR4 line loss incentives and penalties mechanism. WPD began refunding its liability for over-recovery of line losses to customers on April 1, 2015, which will continue through March 31, 2019. The liability at September 30, 2016 was $31 million.

Kentucky Activities

Rate Case Proceedings (PPL, LKE, LG&E and KU)

On November 1, 2016, LG&E and KU announced that on November 23, 2016, they anticipate filing requests with the KPSC for increases in annual base electricity rates of approximately $103 million at KU and an increase in annual base electricity and gas rates of approximately $94 million and $14 million at LG&E. The proposed base rate increases to be requested are an electricity rate increase of 6.4% at KU and electricity and gas rate increases of 8.5% and 4.2% at LG&E and would become effective in July 2017. LG&E's and KU's applications include requests for CPCNs for implementing an Advanced Metering System program and a Distribution Automation program. The applications are to be based on a forecasted test year of July 1, 2017 through June 30, 2018 and a requested return-on-equity of 10.23%. LG&E and KU cannot predict the outcome of these proceedings.

CPCN and ECR Filings (PPL, LKE, LG&E and KU)

On August 8, 2016, the KPSC issued an order approving CPCNs and ECR rate treatment regarding environmental construction projects relating to the EPA's regulations addressing the handling of coal combustion by-products and MATS. The construction projects began in 2016 and are expected to continue through 2023. The KPSC order established a 9.8% authorized return on equity for these projects. Recovery of costs has commenced with bills rendered on and after August 31, 2016.

Gas Franchise (LKE and LG&E)

LG&E’s existing gas franchise agreement for the Louisville/Jefferson County service area expired on March 31, 2016. LG&E submitted a proposed bid for a new franchise agreement on June 9, 2016. On August 30, 2016, LG&E and Louisville/Jefferson County entered into a revised franchise agreement with a 5-year term (with renewal options). The franchise fee may be modified at Louisville/Jefferson County's election upon 60 days' notice. However, any franchise fee is capped at 3% of gross receipts for natural gas service within the franchise area. The agreement further provides that if the KPSC determines that the franchise fee should be recovered from LG&E's customers, the franchise fee shall revert to zero. On August 30, 2016, LG&E filed an application in a KPSC proceeding to review and rule upon the recoverability of the franchise fee.

Louisville/Jefferson County submitted a motion to dismiss the proceeding filed by LG&E, and further filed a KPSC complaint against LG&E relating to these issues. On October 19, 2016, the KPSC issued an order rejecting Louisville/Jefferson County's complaint and provided Louisville/Jefferson County 20 days to file an amended complaint. Until the KPSC issues orders in these proceedings, LG&E cannot predict the outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operation. LG&E continues to provide gas service to customers in this franchise area at existing rates, but without collecting or remitting a franchise fee.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires Pennsylvania Electric Distribution Companies (EDCs) to meet, by specified dates, specified goals for reduction in customer electricity usage and peak demand. EDCs not meeting the requirements of Act 129 are subject to significant penalties. In November 2015, PPL Electric filed with the PUC its Act 129 Phase III Energy Efficiency and Conservation Plan for the period June 1, 2016 through May 31, 2021. In January 2016, PPL Electric and the other parties to the case reached a settlement of all major issues and filed that settlement with the Administrative Law Judge. In June 2016, the PUC issued a final order approving PPL Electric's Phase III Plan as modified by the settlement, allowing PPL Electric to recover, through the Act 129 compliance rider, a maximum $313 million in program cost over the five-year period June 1, 2016 through May 31, 2021.

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

PPL Electric has received PUC approval of its biannual DSP procurement plans for all prior periods required under Act 129. In January 2016, PPL Electric filed a Petition for Approval of a new DSP procurement plan with the PUC for the period June 1, 2017 through May 31, 2021. The parties to the proceeding reached a settlement on all but one issue and a partial settlement agreement and briefs on the open issue were submitted to the Administrative Law Judge (ALJ) in July 2016. In August 2016, the ALJ issued an initial decision, and certain parties filed exceptions and reply exceptions. In October 2016, the PUC issued an order approving the partial settlement agreement and adopting the initial decision with minor modifications.

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

	September 30, 2016					December 31, 2015
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility	Jan 2021	£210	£153	£—	£57	£133	£—
WPD (South West)
Syndicated Credit Facility	July 2021	245	100	—	145	—	—
WPD (East Midlands)
Syndicated Credit Facility	July 2021	300	31	—	269	—	—
WPD (West Midlands)
Syndicated Credit Facility	July 2021	300	—	—	300	—	—
Uncommitted Credit Facilities		40	—	4	36	—	4
Total U.K. Credit Facilities (a)		£1,095	£284	£4	£807	£133	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan 2021	$700	$—	$—	$700	$—	$151
Syndicated Credit Facility	Nov 2018	300	—	—	300	—	300
Bilateral Credit Facility	Mar 2017	150	—	17	133	—	20
Total PPL Capital Funding Credit Facilities		$1,150	$—	$17	$1,133	$—	$471

PPL Electric
Syndicated Credit Facility	Jan 2021	$400	$—	$131	$269	$—	$1

LKE
Syndicated Credit Facility (b)	Oct 2018	$75	$—	$—	$75	$75	$—

LG&E
Syndicated Credit Facility	Dec 2020	$500	$—	$128	$372	$—	$142

KU
Syndicated Credit Facility	Dec 2020	$400	$—	$7	$393	$—	$48
Letter of Credit Facility	Oct 2017	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$205	$393	$—	$246

(a)
WPD plc's amounts borrowed at September 30, 2016 and December 31, 2015 were USD-denominated borrowings of $200 million for both periods, which bore interest at 1.35% and 1.83%. The unused capacity reflects the amount borrowed in GBP of £153 million as of the date borrowed. WPD (South West) amount borrowed at September 30, 2016 was a GBP-denominated borrowing which equated to $131 million and bore interest at 0.68%. WPD (East Midlands) amount borrowed at September 30, 2016 was a GBP-denominated borrowing which equated to $40 million and bore interest at 0.66%. At September 30, 2016, the unused capacity under the U.K. credit facilities was approximately $1.1 billion.

(b)	LKE's interest rate on outstanding borrowings at December 31, 2015 was 1.68%.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	September 30, 2016				December 31, 2015
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding		$1,000	$—	$1,000	0.78%	$451
PPL Electric	0.74%	400	130	270		—
LG&E	0.73%	350	128	222	0.71%	142
KU	0.66%	350	7	343	0.72%	48
Total		$2,100	$265	$1,835		$641

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

In October 2016, WPD (East Midlands) issued an additional £40 million of its 2.671% Index-linked Senior Notes due 2043. WPD (East Midlands) received proceeds of £83 million, which equated to $101 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indentures. The proceeds will be used for general corporate purposes.

(PPL and PPL Electric)

In March 2016, the LCIDA issued $116 million of Pollution Control Revenue Refunding Bonds, Series 2016A due 2029 and $108 million of Pollution Control Revenue Refunding Bonds, Series 2016B due 2027 on behalf of PPL Electric. The bonds were issued bearing interest at an initial term rate of 0.90% through their mandatory purchase dates of September 1, 2017 and August 15, 2017. Thereafter, the method of determining the interest rate on the bonds may be converted from time to time at PPL Electric's option. The proceeds of the bonds were used to redeem $116 million of 4.70% Pollution Control Revenue Refunding Bonds, 2005 Series A due 2029 and $108 million of 4.75% Pollution Control Revenue Refunding Bonds, 2005 Series B due 2027 previously issued by the LCIDA on behalf of PPL Electric.

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

(PPL, LKE and LG&E)

In September 2016, the County of Trimble, Kentucky issued $125 million of Pollution Control Revenue Refunding Bonds, 2016 Series A (Louisville Gas and Electric Company Project) due 2044 on behalf of LG&E. The bonds were issued with a floating interest rate that initially will reset weekly. The method of determining the interest rate on the bonds may be converted from time to time at LG&E’s option. The proceeds of the bonds were used to redeem $83 million of Pollution Control Revenue Refunding Bonds, 2000 Series A (Louisville Gas and Electric Company Project) due 2030 and $42 million of Pollution Control Revenue Refunding Bonds, 2002 Series A (Louisville Gas and Electric Company Project) due 2032 previously issued by the County of Trimble, Kentucky on behalf of LG&E.

(PPL, LKE and KU)

In August 2016, the County of Carroll, Kentucky issued $96 million of Pollution Control Revenue Refunding Bonds, 2016 Series A (Kentucky Utilities Company Project) due 2042 on behalf of KU. The bonds were issued bearing interest at an initial term rate of 1.05% through their mandatory purchase date of September 1, 2019. Thereafter, the method of determining the interest rate on the bonds may be converted from time to time at KU’s option. The proceeds of the bonds were used to redeem $96 million of Pollution Control Revenue Refunding Bonds, 2002 Series C (Kentucky Utilities Company Project) due 2032 previously issued by the County of Carroll, Kentucky on behalf of KU.

(PPL)

ATM Program

In February 2015, PPL filed a registration statement with the SEC and entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. For the periods ended September 30, PPL issued the following:

	Three Months		Nine Months
	2016	2015	2016	2015
Number of shares (in thousands)	710	436	710	858
Average share price	$35.23	$32.95	$35.23	$33.33
Net Proceeds	$25	$14	$25	$28

Distributions

In August 2016, PPL declared a quarterly common stock dividend, payable October 3, 2016, of 38 cents per share (equivalent to $1.52 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

(PPL)

Discontinued Operations

Spinoff of PPL Energy Supply

In June 2015, PPL completed the spinoff of PPL Energy Supply, which combined its competitive power generation businesses with those of Riverstone to form a new, stand-alone, publicly traded company named Talen Energy.

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

Although the Talen Energy market value approach utilized the most observable inputs of the three approaches, PPL considered certain limitations of the "when-issued" trading market for the spinoff transaction including the short trading duration, lack of liquidity in the market and anticipated initial Talen stock ownership base selling pressure, among other factors, and concluded that these factors limited this input being solely determinative of the fair value of the Supply segment. As such, PPL also considered the other valuation approaches in estimating the overall fair value, but ultimately assigned the highest weighting to the Talen Energy market value approach.

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

In determining the control premium, PPL reviewed premiums received during the prior five years in market sales transactions obtained from observable independent power producer and hybrid utility transactions greater than $1 billion. Premiums for these transactions ranged from 5% to 42% with a median of approximately 25%. Given these metrics, PPL concluded a control premium of 25% to be reasonable for both of the market valuation approaches used.

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

Costs of Spinoff

Employee-related costs incurred in the nine months ended September 30, 2015 primarily included accelerated stock-based compensation and pro-rated performance-based cash incentive and stock-based compensation awards, primarily for PPL Energy Supply employees and for PPL Services employees who became PPL Energy Supply employees in connection with the transaction. PPL Energy Supply recognized $24 million of these costs at the spinoff closing date, which are reflected in discontinued operations.

PPL also recorded $44 million of third-party costs related to this transaction during the nine months ended September 30, 2015. Of these costs, $31 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $13 million of consulting and other costs were incurred to prepare the new Talen Energy organization for the spinoff and reconfigure the remaining PPL service functions. These costs are primarily recorded in "Other operation and maintenance" on the Statement of Income.

At the close of the transaction, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into earnings and are reflected in discontinued operations for the nine months ended September 30, 2015.

Continuing Involvement (PPL and PPL Electric)

As a result of the spinoff, PPL and PPL Energy Supply entered into a Transition Services Agreement (TSA) that terminates no later than two years after the spinoff. Pursuant to the TSA, PPL is providing Talen Energy certain information technology, financial and accounting, human resource and other specified services. For the three and nine months ended September 30, 2016, the amounts PPL billed Talen Energy for these services were $9 million and $29 million. For the three and nine months ended September 30, 2015, the amounts PPL billed Talen Energy for these services were $11 million and $14 million. In general, the fees for the transition services allow the provider to recover its cost of the services, including overheads, but without margin or profit.

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

For the three and nine months ended September 30, 2016, PPL Electric's energy purchases from Talen Energy Marketing were $15 million and $98 million. For the three and nine months ended September 30, 2015, PPL Electric's energy purchases from Talen Energy Marketing were not significant. These energy purchases are no longer considered affiliate transactions.

Summarized Results of Discontinued Operations (PPL)

The operations of the Supply segment prior to the spinoff on June 1, 2015 are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income. Following are the components of Discontinued Operations in the Statement of Income for the periods ended September 30, 2015:

	Three Months	Nine Months
Operating revenues	$—	$1,427
Operating expenses	—	1,328
Other Income (Expense) - net	—	(22)
Interest expense (a)	—	150
Income (loss) before income taxes	—	(73)
Income tax expense (benefit)	3	(37)
Loss on spinoff	—	(879)
Income (Loss) from Discontinued Operations (net of income taxes)	$(3)	$(915)

(a)	Includes interest associated with the Supply segment with no additional allocation as the Supply segment was sufficiently capitalized.

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

In December 2012, PPL Electric submitted an application to the PUC requesting permission to site and construct the project. In January 2014, the PUC issued a final order approving the application. The line was energized in April 2016, completing the approximately $350 million project which includes additional substation security enhancements. Costs related to the project are included on the Balance Sheets, primarily in "Regulated utility plant."

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

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2016	2015	2016 (a)	2015	2016	2015	2016 (a)	2015
PPL
Service cost	$16	$20	$17	$21	$49	$76	$53	$60
Interest cost	44	42	58	80	131	152	182	236
Expected return on plan assets	(57)	(56)	(124)	(133)	(171)	(201)	(389)	(393)
Amortization of:
Prior service cost	2	1	—	—	6	5	—	—
Actuarial loss	12	18	34	39	37	65	107	118
Net periodic defined benefit costs (credits) before settlements	17	25	(15)	7	52	97	(47)	21
Settlements	3	—	—	—	3	—	—	—
Net periodic defined benefit costs (credits) (b)	$20	$25	$(15)	$7	$55	$97	$(47)	$21

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2016	2015	2016 (a)	2015	2016	2015	2016 (a)	2015
LKE
Service cost	$6	$7			$18	$20
Interest cost	18	17			53	51
Expected return on plan assets	(23)	(22)			(68)	(66)
Amortization of:
Prior service cost	2	1			6	5
Actuarial loss	5	9			15	26
Net periodic defined benefit costs	$8	$12			$24	$36

LG&E
Service cost	$—	$—			$1	$1
Interest cost	4	3			11	10
Expected return on plan assets	(5)	(5)			(15)	(15)
Amortization of:
Prior service cost	1	1			3	2
Actuarial loss	2	3			5	9
Net periodic defined benefit costs	$2	$2			$5	$7

(a)	See Note 2 for a discussion of changes to the discount rate used for the U.K. Pension Plans.

(b)
For the nine months ended September 30, 2015, the total net periodic defined benefit cost includes $18 million reflected in discontinued operations related to costs allocated from PPL's plans to PPL Energy Supply prior to the spinoff.

	Other Postretirement Benefits
	Three Months		Nine Months
	2016	2015	2016	2015
PPL
Service cost	$2	$2	$6	$9
Interest cost	6	6	19	20
Expected return on plan assets	(6)	(6)	(17)	(20)
Amortization of actuarial loss	1	—	1	—
Net periodic defined benefit costs	$3	$2	$9	$9

LKE
Service cost	$1	$1	$3	$4
Interest cost	2	2	7	7
Expected return on plan assets	(2)	(1)	(5)	(4)
Amortization of prior service cost	1	1	2	2
Net periodic defined benefit costs	$2	$3	$7	$9

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

	Three Months		Nine Months
	2016	2015	2016	2015
PPL Electric	$6	$8	$17	$24
LG&E	2	3	7	10
KU	2	4	8	13

Cash Flows - U.S. Pension Plans

(PPL & LKE)

During the nine months ended September 30, 2016, LKE contributed $66 million to its pension plans. LKE does not anticipate making any additional significant contributions to these plans in 2016.

(PPL, LKE and LG&E)

During the nine months ended September 30, 2016, LG&E contributed $35 million to its pension plan. LG&E does not anticipate making any additional contributions to the plan in 2016.

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

Cane Run Environmental Claims (PPL, LKE and LG&E)

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

Mill Creek Environmental Claims (PPL, LKE and LG&E)

In May 2014, the Sierra Club filed a citizen suit against LG&E in the U.S. District Court for the Western District of Kentucky for alleged violations of the Clean Water Act. The Sierra Club alleged that various discharges at the Mill Creek plant constituted violations of the plant's water discharge permit. The Sierra Club sought civil penalties, injunctive relief, costs and attorney's fees. The parties reached a proposed settlement in the matter on September 27, 2016, which has been submitted to the court. LG&E has agreed to limited alterations to outfall facilities and discharge practices and to fund $1 million in environmental enhancement projects focused on tree planting and water quality in Kentucky. The settlement includes no finding or agreement of any violation of law by LG&E and does not involve fines or civil penalties. The U.S. Department of Justice has 45 days to review the settlement before the court can approve. PPL, LKE and LG&E cannot predict the ultimate outcome of this matter, but do not presently expect the matter to have a material effect on plant operation, capital expenditures or operating costs, or to result in significant charges beyond the amounts previously recorded.

E.W. Brown Environmental Claims (PPL, LKE and KU)

In October 2015, KU received a notice of intent from Earthjustice and the Sierra Club informing certain federal and state agencies of the Sierra Club's intent to file a citizen suit, following expiration of the mandatory 60-day notification period, for alleged violations of the Clean Water Act. The claimants allege discharges at the E.W. Brown plant in violation of applicable rules and the plant's water discharge permit. The claimants assert that, unless the alleged discharges are promptly brought into compliance, it intends to seek civil penalties, injunctive relief and attorney's fees. In November 2015, the claimants submitted an amended notice of intent to add the Kentucky Waterways Alliance as a claimant. On October 26, 2016, the claimants submitted an additional notice of intent alleging management of waste in a manner that may present an imminent and substantial endangerment under the RCRA. PPL, LKE and KU cannot predict the outcome of this matter or the potential impact on the operations of the E. W. Brown plant, including increased capital or operating costs, if any.

(PPL, LKE, LG&E and KU)

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

Trimble County Water Discharge Permit

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant. In November 2010, the KEEC issued a final order upholding the permit, which was subsequently appealed by the environmental groups. In September 2013, the Franklin Circuit Court reversed the KEEC order upholding the permit and remanded the permit to the agency for further proceedings. LG&E and the KEEC appealed the order to the Kentucky Court of Appeals. In July 2015, the Court of Appeals upheld the lower court ruling. On February 10, 2016, the Kentucky Supreme Court issued an order granting discretionary review and oral arguments were held on September 14, 2016. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or the potential impact on the operations of the Trimble County plant, including increased capital or operating costs, if any.

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

LG&E, KU and PPL Electric monitor their compliance with the Reliability Standards and self-report or self-log potential violations of applicable reliability requirements whenever identified, and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Penalties incurred to date have not been significant. Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

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

Climate Change

There is continuing world-wide attention focused on issues related to climate change. In June 2016, the President announced that the United States, Canada and Mexico have established the North American Climate, Clean Energy, and Environment Partnership Plan which specifies actions to promote clean energy, address climate change and protect the environment. The plan includes a goal to provide 50% of the energy used in North America from clean energy sources by 2025. The plan does not impose any nation-specific requirements.

In December 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate which establishes a comprehensive framework for the reduction of greenhouse gas (GHG) emissions from both developed and developing nations. Although the agreement does not establish binding reduction requirements, it requires each nation to prepare, communicate and maintain GHG reduction commitments. Reductions can be achieved in a variety of ways, including energy conservation, power plant efficiency improvements, reduced utilization of coal-fired generation or replacing coal-fired generation with natural gas or renewable generation. Based on EPA's Clean Power Plan described below, the U.S. has committed to an initial reduction target of 26% to 28% below 2005 levels by 2025.

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon allowances to offset emissions associated with WPD’s operations. The cost of these allowances is included in WPD’s current operating expenses. WPD expects these expenses to decrease as a result of energy efficiency measures and the removal of 18 fuel sources previously included in the allowance requirements.

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

The EPA's rule for new power plants imposes separate emission standards for coal and natural gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially viable, the rule effectively precludes the construction of new coal-fired plants. The standard for NGCC power plants is the same as the EPA proposed in 2012 and is not continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new natural gas-fired plants could have a significant industry-wide impact.

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

LG&E and KU are participating in the ongoing regulatory processes at the state and federal level. Various states, industry groups and individual companies including LKE have filed petitions for reconsideration with EPA and petitions for review with the D.C. Circuit Court challenging the Clean Power Plan. In February 2016, the U.S. Supreme Court stayed the rule pending the D.C. Circuit Court's review. A ruling from the D.C. Circuit Court may occur in late 2016 or in early 2017. PPL, LKE, LG&E and KU cannot predict the outcome of this matter or the potential impact, if any, on plant operations, or future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to rate recovery.

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

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

Coal Combustion Residuals (CCRs)

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, the EPA will regulate CCRs as non-hazardous under Subtitle D of RCRA and allow beneficial use of CCRs, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. This self-implementing rule requires posting of compliance documentation on a publicly accessible website and is enforceable solely through citizen suits. LG&E and KU are also subject to state rules applicable to CCR management which may potentially be modified to reflect some or all requirements of the federal rule. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule which are pending before the D.C. Circuit Court of Appeals.

LG&E and KU have received KPSC approval for a compliance plan providing for construction of additional landfill capacity at the Brown Station, closure of impoundments at the Mill Creek, Trimble County, Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with federal CCR rule requirements, LG&E and KU also received KPSC approval for their plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law requirements. See Note 6 for additional information.

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs during 2015 and 2016. See Note 16 for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

Effluent Limitations Guidelines (ELGs)

In September 2015, the EPA released its final effluent limitations guidelines for wastewater discharge permits for new and existing steam electricity generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA, but the requirements of the rule must be fully implemented no later than 2023. It has not been decided how Kentucky intends to integrate the ELGs into its routine permit renewal process. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule which have been consolidated before the United States Fifth Circuit Court of Appeals. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to fully estimate compliance costs or timing at this time, although certain preliminary estimates are included in current capital forecasts for applicable periods. Costs to comply with ELGs or other discharge limits, which are expected to be significant, are subject to rate recovery.

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

Other Issues

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxic Substance Control Act, which was significantly updated in June 2016. In 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations. The rulemaking, which could lead to a phase-out in the United States of all or some equipment containing PCBs, is not likely to be affected by the revisions to the Toxic Substances Control Act. The EPA has postponed the release of revisions to its proposed rulemaking. The Registrants cannot predict at this time the outcome of the proposed EPA rulemaking and what impact, if any, it would have on their facilities, but the costs could be significant.

Superfund and Other Remediation (All Registrants)

PPL Electric is potentially responsible for a share of the costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site and the Brodhead site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL Electric. Should the EPA require different or additional measures in the future, however, or should PPL Electric's share of costs at multi-party sites increase substantially more than expected, the costs could be significant.

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

There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. LG&E and KU lack information on the condition of such additional sites and are therefore unable to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these sites. At September 30, 2016 and December 31, 2015, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate additional sites previously owned or operated by PPL Electric predecessors or affiliates. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, the costs of remediation and other liabilities could be significant and may be as much as approximately $30 million.

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

European Union Creosote Ban (PPL)

In 2011, the European Commission amended the European Union Biocides Directive to ban the use of creosote in contact with soil. Creosote is a wood preservative used to extend the life of wooden poles that support power lines. Although European Union member countries were required to pass implementing laws by 2012, the U.K. has not passed an implementing law and there are no legal penalties for failing to do so. The recent U.K. referendum in favor of the U.K.'s withdrawal from the European Union further reduces the likelihood that the U.K. will implement the European Union directive. In the unlikely event that the U.K. were to ban the use of creosote, WPD's creosote-treated wood poles would need to be replaced with an acceptable alternative at the time of routine replacement. Although the aggregate cost to replace poles could be significant, it would be incurred as poles are replaced in the ordinary course and would be subject to rate recovery. WPD has 1.4 million wood poles in its system. There are currently no alternative wood preservatives available that are acceptable to the industry and/or regulators.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2016. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at September 30, 2016, was $22 million for PPL and $17 million for LKE. The total recorded liability at December 31, 2015, was $25 million for PPL and $18 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at September 30, 2016		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2019
WPD guarantee of pension and other obligations of unconsolidated entities	109	(c)

PPL Electric
Guarantee of inventory value	15	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At September 30, 2016, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

(e)
LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that fall outside the cap. Another WKE-related LKE guarantee covers other indemnifications related to the purchase price of excess power, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision, and such motion was denied by the court in September 2015. In September 2015, a counterparty issued a demand letter to LKE's indemnitee. In February 2016, the counterparty filed a complaint in Henderson, Kentucky Circuit Court, seeking an award of damages in the matter. The proceeding is currently in the discovery phase. LKE does not believe appropriate contractual, legal or commercial grounds exist for the claim made and has disputed the demands. LKE believes its indemnification obligations in the WKE matter remain subject to various uncertainties, including additional legal and contractual developments, as well as future prices, availability and demand for the subject excess power. Although the parties have also conducted certain settlement discussions, the ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum, and LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the various indemnification scenarios, but does not expect such outcomes to result in significant losses above the amounts recorded.

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $124 million at September 30, 2016, consisting of LG&E's share of $86 million and KU's share of $38 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" and "Guarantees and Other Assurances" in Note 13 in PPL's, LKE's, LG&E's and KU's 2015 Form 10-K for additional information on the OVEC power purchase contract.

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

11. Related Party Transactions

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services and LKS provide their respective PPL and LKE subsidiaries and each other with administrative, management and support services. PPL EU Services provides the majority of financial, supply chain, human resources and facilities management services primarily to PPL Electric. PPL Services provides certain corporate functions to PPL Electric. For all service companies, the costs of these services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended September 30, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months		Nine Months
	2016	2015	2016	2015
PPL Electric from PPL Services	$33	$35	$98	$90
LKE from PPL Services	4	4	13	12
PPL Electric from PPL EU Services	17	12	50	44
LG&E from LKS	40	36	128	107
KU from LKS	46	43	151	127

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

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. At September 30, 2016 and December 31, 2015, $138 million and $54 million were outstanding and were reflected in "Notes payable with affiliate" on the Balance Sheets. The interest rate on borrowings is equal to one-month LIBOR plus a spread. The interest rates on the outstanding borrowing at September 30, 2016 and December 31, 2015 were 2.02% and 1.74%.

LKE has a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At September 30, 2016 and December 31, 2015, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three and nine months ended September 30, 2016 and 2015 consisted primarily of gains on foreign currency contracts to economically hedge PPL's translation risk related to its GBP denominated earnings in the U.K. See Note 14 for additional information on these derivatives.

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and nine months ended September 30, 2016 and 2015, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2015 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$416	$416	$—	$—	$836	$836	$—	$—
Restricted cash and cash equivalents (a)	29	29	—	—	33	33	—	—
Price risk management assets (b):
Foreign currency contracts	110	—	110	—	209	—	209	—
Cross-currency swaps	153	—	153	—	86	—	86	—
Total price risk management assets	263	—	263	—	295	—	295	—
Auction rate securities (c)	—	—	—	—	2	—	—	2
Total assets	$708	$445	$263	$—	$1,166	$869	$295	$2

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$54	$—	$54	$—	$71	$—	$71	$—
Foreign currency contracts	14	—	14	—	1	—	1	—
Total price risk management liabilities	$68	$—	$68	$—	$72	$—	$72	$—

PPL Electric
Assets
Cash and cash equivalents	$36	$36	$—	$—	$47	$47	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$38	$38	$—	$—	$49	$49	$—	$—

LKE
Assets
Cash and cash equivalents	$11	$11	$—	$—	$30	$30	$—	$—
Cash collateral posted to counterparties (d)	8	8	—	—	9	9	—	—
Total assets	$19	$19	$—	$—	$39	$39	$—	$—

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Interest rate swaps	$54	$—	$54	$—	$47	$—	$47	$—
Total price risk management liabilities	$54	$—	$54	$—	$47	$—	$47	$—

LG&E
Assets
Cash and cash equivalents	$4	$4	$—	$—	$19	$19	$—	$—
Cash collateral posted to counterparties (d)	8	8	—	—	9	9	—	—
Total assets	$12	$12	$—	$—	$28	$28	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$54	$—	$54	$—	$47	$—	$47	$—
Total price risk management liabilities	$54	$—	$54	$—	$47	$—	$47	$—

KU
Assets
Cash and cash equivalents	$7	$7	$—	$—	$11	$11	$—	$—
Total assets	$7	$7	$—	$—	$11	$11	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	September 30, 2016		December 31, 2015
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$18,512	$23,180	$19,048	$21,218
PPL Electric	2,831	3,372	2,828	3,088
LKE	5,089	5,832	5,088	5,384
LG&E	1,642	1,852	1,642	1,704
KU	2,327	2,701	2,326	2,467

(a)	Amounts are net of debt issuance costs.

The carrying value of short-term debt (including notes between affiliates), when outstanding, approximates fair value due to the variable interest rates associated with the short-term debt and is classified as Level 2.

14. Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The Risk Management Committee, comprised of senior management and chaired by the Director-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, value-at-risk analyses (VaR, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level) and the coordination and reporting of the Enterprise Risk Management program.

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

PPL, LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at September 30, 2016 and December 31, 2015.

PPL, LKE and LG&E posted $8 million of cash collateral under master netting arrangements at September 30, 2016 and $9 million of cash collateral under master netting arrangements at December 31, 2015.

KU did not post any cash collateral under master netting arrangements at September 30, 2016 and December 31, 2015.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL held no such contracts at September 30, 2016.

For the three months ended September 30, 2016, PPL had no hedge ineffectiveness associated with interest rate derivatives and an insignificant amount of hedge ineffectiveness for the three months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, PPL had an insignificant amount of ineffectiveness associated with interest rate derivatives.

At September 30, 2016, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $802 million that range in maturity from 2017 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes. In May 2016, $460 million of WPD's U.S. dollar-denominated senior notes were repaid upon maturity and $460 million notional value of cross-currency interest rate swap contracts matured. PPL recorded a $46 million gain upon settlement of the cross-currency interest rate swap contracts, which largely offset a loss recorded on the revaluation of U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges for the three and nine months ended September 30, 2016. As a result of the June 1, 2015 spinoff of PPL Energy Supply, all PPL cash flow hedges associated with PPL Energy Supply were ineffective and discontinued and therefore, reclassified into earnings during the second quarter 2015 and reflected in discontinued operations for the nine months ended September 30, 2015. See Note 8 for additional information.

At September 30, 2016, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2016, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no such contracts outstanding at September 30, 2016.

At September 30, 2016, PPL had $22 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI, compared to $19 million at December 31, 2015.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At September 30, 2016, the total exposure hedged by PPL was approximately £1.8 billion (approximately $2.4 billion based on contracted rates). These contracts had termination dates ranging from October 2016 through December 2018.

In the third quarter of 2016, PPL settled foreign currency hedges related to 2017 and 2018 anticipated earnings, resulting in receipt of approximately $310 million of cash, and entered into new hedges at current market rates. The notional amount of the settled hedges was approximately £1.3 billion (approximately $2.0 billion based on contracted rates) with termination dates from January 2017 through November 2018. The settlement did not have a significant impact on net income as the hedge values were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statement of Income.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2016 and December 31, 2015.

See Notes 1 and 17 in each Registrant's 2015 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2016				December 31, 2015
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$6	$—	$24	$—	$5
Cross-currency swaps (b)	6	—	—	—	35	—	—	—
Foreign currency contracts	—	—	72	2	10	—	94	1
Total current	6	—	72	8	45	24	94	6
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	48	—	—	—	42
Cross-currency swaps (b)	147	—	—	—	51	—	—	—
Foreign currency contracts	—	—	38	12	—	—	105	—
Total noncurrent	147	—	38	60	51	—	105	42
Total derivatives	$153	$—	$110	$68	$96	$24	$199	$48

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2016.

				Three Months		Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Nine Months
Cash Flow Hedges:
Interest rate swaps	$—	$(21)	Interest expense	$(2)	$—	$(5)	$—
Cross-currency swaps	78	87	Interest expense	2	—	2	—
			Other income (expense) - net	86	—	80	—
Total	$78	$66		$86	$—	$77	$—
Net Investment Hedges:
Foreign currency contracts	$—	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$49	$280
Interest rate swaps	Interest expense	(2)	(6)
	Total	$47	$274
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$(7)

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2015.

				Three Months		Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Nine Months
Cash Flow Hedges:
Interest rate swaps	$(27)	$(29)	Interest expense	$(2)	$—	$(9)	$—
			Discontinued operations	—	—	—	(77)
Cross-currency swaps	(3)	33	Interest expense	(1)	—	1	—
			Other income (expense) - net	(10)	—	22	—
Commodity contracts	—	—	Discontinued operations	—	—	13	7
Total	$(30)	$4		$(13)	$—	$27	$(70)
Net Investment Hedges:
Foreign currency contracts	$7	$6

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$78	$64
Interest rate swaps	Interest expense	(2)	(6)
	Total	$76	$58
Derivatives Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(42)	$(22)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(5)	$(2)

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

	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$(21)	$(11)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$6	$—	$5
Total current	—	6	—	5
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	48	—	42
Total noncurrent	—	48	—	42
Total derivatives	$—	$54	$—	$47

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2016.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$(2)	$(6)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$(7)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2016
Treasury Derivatives
PPL	$263	$14	$—	$249	$68	$14	$8	$46
LKE	—	—	—	—	54	—	8	46
LG&E	—	—	—	—	54	—	8	46

December 31, 2015
Treasury Derivatives
PPL	$295	$25	$—	$270	$72	$25	$9	$38
LKE	—	—	—	—	47	—	9	38
LG&E	—	—	—	—	47	—	9	38

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

(PPL, LKE and LG&E)

At September 30, 2016, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$29	$29	$29
Aggregate fair value of collateral posted on these derivative instruments	7	7	7
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	22	22	22

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill and Other Intangible Assets

(PPL)

The change in the carrying amount of goodwill for the nine months ended September 30, 2016 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

The change in the other intangible assets for the nine months ended September 30, 2016 was primarily due to an increase in the gross carrying amount of indefinite lived intangibles at WPD attributable to new easements of $73 million, partially offset by the effect of foreign currency exchange rates.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2015	$586	$535	$175	$360
Accretion	20	18	6	12
Effect of foreign currency exchange rates	(7)	—	—	—
Changes in estimated timing or cost	(116)	(116)	(24)	(92)
Obligations settled	(15)	(15)	(11)	(4)
Balance at September 30, 2016	$468	$422	$146	$276

LG&E and KU recorded decreases to existing ARO balances of $118 million ($24 million at LG&E and $94 million at KU) during the three and nine months ended September 30, 2016 due to revisions in the amounts and timing of future expected costs related to the closure of CCR impoundments. These revisions are the result of changes in closure plans related to expected costs and timing of closure. Further changes to AROs, capital plans or operating costs may be required as estimates of future cash flows are refined based on closure developments and regulatory or legal proceedings.

PPL's, LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the final CCR rule and Note 6 for information on the rate recovery applications with the KPSC. LG&E's and KU's accretion and ARO-related depreciation expense are recorded as a regulatory asset, such that there is no net earnings impact.

17. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses)			Defined benefit plans
		Available- for-sale securities	Qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2016	$(716)	$—	$(5)	$(1)	$(5)	$(2,130)	$(2,857)
Amounts arising during the period	(641)	—	62	—	—	(6)	(585)
Reclassifications from AOCI	—	—	(69)	—	—	31	(38)
Net OCI during the period	(641)	—	(7)	—	—	25	(623)
September 30, 2016	$(1,357)	$—	$(12)	$(1)	$(5)	$(2,105)	$(3,480)

December 31, 2015	$(520)	$—	$(7)	$—	$(6)	$(2,195)	$(2,728)
Amounts arising during the period	(837)	—	57	—	—	(4)	(784)
Reclassifications from AOCI	—	—	(62)	(1)	1	94	32
Net OCI during the period	(837)	—	(5)	(1)	1	90	(752)
September 30, 2016	$(1,357)	$—	$(12)	$(1)	$(5)	$(2,105)	$(3,480)

June 30, 2015	$(435)	$—	$2	$—	$(3)	$(1,848)	$(2,284)
Amounts arising during the period	52	—	(19)	—	—	—	33
Reclassifications from AOCI	—	—	10	—	—	35	45
Net OCI during the period	52	—	(9)	—	—	35	78
September 30, 2015	$(383)	$—	$(7)	$—	$(3)	$(1,813)	$(2,206)

December 31, 2014	$(286)	$202	$20	$1	$3	$(2,214)	$(2,274)
Amounts arising during the period	(97)	7	8	—	(6)	52	(36)
Reclassifications from AOCI	—	(2)	20	(1)	—	111	128
Net OCI during the period	(97)	5	28	(1)	(6)	163	92
Distribution of PPL Energy Supply (Note 8)	—	(207)	(55)	—	—	238	(24)
September 30, 2015	$(383)	$—	$(7)	$—	$(3)	$(1,813)	$(2,206)

LKE
June 30, 2016				$(1)	$(9)	$(33)	$(43)
Amounts arising during the period				—	—	—	—
Reclassifications from AOCI				—	—	1	1
Net OCI during the period				—	—	1	1
September 30, 2016				$(1)	$(9)	$(32)	$(42)

	Foreign currency translation adjustments	Unrealized gains (losses)			Defined benefit plans
		Available- for-sale securities	Qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
December 31, 2015				$—	$(10)	$(36)	$(46)
Amounts arising during the period				—	—	1	1
Reclassifications from AOCI				(1)	1	3	3
Net OCI during the period				(1)	1	4	4
September 30, 2016				$(1)	$(9)	$(32)	$(42)

June 30, 2015				$(1)	$(7)	$(44)	$(52)
Amounts arising during the period				—	—	—	—
Reclassifications from AOCI				—	—	1	1
Net OCI during the period				—	—	1	1
September 30, 2015				$(1)	$(7)	$(43)	$(51)

December 31, 2014				$—	$(8)	$(37)	$(45)
Amounts arising during the period				—	—	(8)	(8)
Reclassifications from AOCI				(1)	1	2	2
Net OCI during the period				(1)	1	(6)	(6)
September 30, 2015				$(1)	$(7)	$(43)	$(51)

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

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2016	2015	2016	2015	Statements of Income
Available-for-sale securities	$—	$—	$—	$4	Other Income (Expense) - net
Total Pre-tax	—	—	—	4
Income Taxes	—	—	—	(2)
Total After-tax	—	—	—	2

Qualifying derivatives
Interest rate swaps	(2)	(2)	(5)	(9)	Interest Expense
	—	—	—	(77)	Discontinued operations
Cross-currency swaps	86	(10)	80	22	Other Income (Expense) - net
	2	(1)	2	1	Interest Expense
Commodity contracts	—	—	—	20	Discontinued operations
Total Pre-tax	86	(13)	77	(43)
Income Taxes	(17)	3	(15)	23
Total After-tax	69	(10)	62	(20)

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2016	2015	2016	2015	Statements of Income
Equity investees' AOCI	—	—	1	2	Other Income (Expense) - net
Total Pre-tax	—	—	1	2
Income Taxes	—	—	—	(1)
Total After-tax	—	—	1	1

Defined benefit plans
Prior service costs	(1)	—	(2)	—
Net actuarial loss	(41)	(45)	(121)	(146)
Total Pre-tax	(42)	(45)	(123)	(146)
Income Taxes	11	10	28	35
Total After-tax	(31)	(35)	(95)	(111)

Total reclassifications during the period	$38	$(45)	$(32)	$(128)

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

(All Registrants)

This "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" is separately filed by PPL, PPL Electric, LKE, LG&E and KU. Information contained herein relating to any individual Registrant is filed by such Registrant solely on its own behalf, and no Registrant makes any representation as to information relating to any other Registrant. The specific Registrant to which disclosures are applicable is identified in parenthetical headings in italics above the applicable disclosure or within the applicable disclosure for each Registrant's related activities and disclosures. Within combined disclosures, amounts are disclosed for individual Registrants when significant.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2016 with the same periods in 2015. For PPL, it also provides a detailed analysis of earnings by segment and a description of key factors expected to impact future earnings. The segment earnings discussion includes financial information prepared in accordance with GAAP as well as non-GAAP financial measures including "Earnings from Ongoing Operations" and "Margins". This discussion provides explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. For PPL Electric, LKE, LG&E and KU, a summary of earnings is also provided.

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

For the U.S. businesses, our strategy is to recover capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on construction work in progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital outlay to materially affect the utility's financial condition. Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on prudently incurred costs.

Rate base growth in the domestic utilities is expected to result in strong earnings growth for the foreseeable future. Net income from the U.K. Regulated segment is expected to be relatively flat through 2016. In 2017, earnings are expected to decline for the U.K. Regulated segment mainly due to the unfavorable impact of lower GBP to U.S. dollar exchange rates. RAV growth is expected in the U.K. Regulated segment through the RIIO-ED1 price control period and earnings are expected to grow after 2017 commensurate with RAV growth. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2015 Form 10-K for additional information on RIIO-ED1.

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

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. Due to the significant earnings contributed from WPD, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. See "Financial and Operational Developments - U.K. Membership in European Union" for a discussion of the U.K. earnings hedging activity in the third and fourth quarters of 2016.

The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent of their U.S. dollar denominated debt. To manage these risks, PPL generally uses contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

As discussed above, a key component of this strategy is to maintain constructive relationships with regulators in all jurisdictions in which we operate (U.K., U.S. federal and state). This is supported by our strong culture of integrity and delivering on commitments to customers, regulators and shareowners, and a commitment to continue to improve our customer service, reliability and efficiency of operations.

Financial and Operational Developments
(PPL)

U.K. Membership in European Union

Significant uncertainty exists concerning the effects of the June 23, 2016 referendum in favor of the U.K. withdrawal from the European Union (EU). In October 2016, the U.K. Prime Minister, Theresa May, announced her intent to invoke Article 50 of the Lisbon Treaty (Article 50) by March 31, 2017. Article 50 specifies that if a member state decides to withdraw from the EU, it should notify the European Council of its intention to leave the EU, negotiate the terms of withdrawal and establish the legal grounds for its future relationship with the EU. Article 50 provides two years from the date of the Article 50 notification to conclude negotiations. Failure to complete negotiations within two years, unless negotiations are extended, would result in the treaties governing the EU no longer being applicable to the U.K. with there being no agreement in place governing the U.K.'s relationship with the EU. Under the terms of Article 50, negotiations can only be extended beyond two years if all of the 27 remaining EU states agree to an extension. Any withdrawal agreement will need to be approved by both the European Council and the European Parliament. There remains significant uncertainty as to whether the events referred to in the Prime Minister's announcement will occur within the times suggested as well as the ultimate outcome of the withdrawal negotiations and the related impact on the U.K. economy and the GBP to U.S. dollar exchange rate.

In response to the decrease in the GBP to U.S. dollar exchange rate that occurred subsequent to the U.K.'s vote to withdraw from the EU, PPL has executed additional hedges to mitigate the foreign currency exposure to the Company's U.K. earnings. In the third quarter of 2016, PPL settled existing hedges related to 2017 and 2018 anticipated earnings, resulting in receipt of approximately $310 million of cash, and entered into new hedges at current market rates. The notional amount of the settled hedges was approximately £1.3 billion (approximately $2.0 billion based on contracted rates) with termination dates from January 2017 through November 2018. The settlement did not have a significant impact on net income as the hedge values were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statement of Income.

Additionally, in the third and fourth quarters of 2016, PPL restructured existing hedges related to 2016 and 2017 anticipated earnings and entered into additional hedges using forward contracts for 2018. This restructuring did not have a significant impact on 2016 expected net income as the hedge values continue to be marked to fair value. As of October 31, 2016, PPL's foreign currency exposure related to budgeted earnings is 91% hedged for the remainder of 2016 at an average rate of $1.29 per GBP, 94% hedged for 2017 at an average rate of $1.25 per GBP and 93% hedged for 2018 at an average rate of $1.42 per GBP.

PPL cannot predict either the short-term or long-term impact to foreign exchange rates or long-term impact on PPL's financial condition that may be experienced as a result of any actions that may be taken by the U.K. government to withdraw from the EU, although such impacts could be significant.

Regulatory Requirements

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

(PPL)

Discontinued Operations

The operations of PPL's Supply segment prior to its June 1, 2015, spinoff are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the September 2015 Statements of Income.

See Note 8 to the Financial Statements for additional information related to the spinoff of PPL Energy Supply, including the components of Discontinued Operations.

U.K. Distribution Revenue Reduction

In December 2013, WPD and other U.K. DNOs announced agreements with the U.K. Department of Energy and Climate Change and Ofgem to a reduction of £5 per residential customer of electricity distribution revenues that otherwise would have been collected in the regulatory year beginning April 1, 2014. Full recovery of the revenue reduction in GBP, together with the associated carrying cost will occur in the regulatory year which began April 1, 2016. Under GAAP, WPD does not record a receivable for under-recovery of regulated income (which this reduction represents). As a result, revenues for the U.K. Regulated segment were adversely affected by $19 million ($15 million after-tax or $0.02 per share) in 2015 and $40 million ($31 million after-tax or $0.05 per share) in 2014. Revenues for the U.K. Regulated segment were positively affected by $14 million ($11 million after-tax or $0.02 per share) and $24 million ($19 million after-tax or $0.03 per share) for the three and nine months ended September 30, 2016. PPL projects revenues in 2016 will be positively affected by $37 million ($29 million after-tax or $0.04 per share) and revenues for 2017 will be positively affected by $17 million ($14 million after-tax or $0.02 per share).

U.K. Tax Rate Change

The U.K. Finance Act 2016, enacted in September 2016, reduces the U.K. statutory income tax rate effective April 1, 2020 from 18% to 17%. As a result of this change, PPL reduced its net deferred tax liabilities and recognized an income tax benefit of $42 million in the third quarter of 2016. Of this amount, $37 million relates to deferred taxes recorded in prior years and is treated as a special item.

Discount Rate Change for U.K. Pension Plans

In selecting the discount rate for its U.K. pension plans, WPD historically used a single weighted-average discount rate in the calculation of net periodic defined benefit cost. WPD began using individual spot rates to measure service cost and interest cost for the calculation of net periodic defined benefit cost in 2016. For the three and nine months ended September 30, 2016, this change in discount rate resulted in lower net periodic defined benefit costs recognized on PPL's Statement of Income of $10 million ($8 million after-tax or $0.01 per share) and $31 million ($25 million after-tax or $0.04 per share). Based on current estimates, PPL expects this change to reduce net periodic defined benefit costs recognized on PPL's Statement of Income by $40 million ($32 million after-tax or $0.05 per share) in 2016. See "Application of Critical Accounting Policies-Defined Benefits" in PPL's 2015 Form 10-K for additional information.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On November 1, 2016, LG&E and KU announced that on November 23, 2016, they anticipate filing requests with the KPSC for increases in annual base electricity rates of approximately $103 million at KU and an increase in annual base electricity and gas rates of approximately $94 million and $14 million at LG&E. The proposed base rate increases to be requested are an electricity rate increase of 6.4% at KU and electricity and gas rate increases of 8.5% and 4.2% at LG&E and would become effective in July 2017. LG&E's and KU's applications include requests for CPCNs for implementing an Advanced Metering System program and a Distribution Automation program. The applications are to be based on a forecasted test year of July 1, 2017 through June 30, 2018 and a requested return-on-equity of 10.23%. LG&E and KU cannot predict the outcome of these proceedings.

(LKE and KU)

On October 31, 2016, KU filed a request with the FERC to modify its formula rates to provide for the recovery of CCR impoundment closure costs from its departing municipal customers. The filing was made in accordance with FERC Order No. 631 whereby a rate filing is required to include the costs of ARO's in rates. If approved, KU will begin including the closure costs in its annual true-up filing for 2016 for new rates effective July 1, 2017. The filing is not expected to have a material impact on KU.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion addresses significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2016 with the same periods in 2015. The discussion for PPL provides a review of results by reportable segment. The "Segment Earnings" discussion includes financial information prepared in accordance with GAAP as well as non-GAAP financial measures, including “Earnings from Ongoing Operations” and “Margins”. This discussion provides explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure.

Tables analyzing changes in amounts between periods within "Statement of Income Analysis" and "Segment Earnings" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained. Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average U.K. foreign currency exchange rate.

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Margins" is presented separately for PPL Electric, LKE, LG&E and KU.
The "Statement of Income Analysis" addresses significant changes in principal line items on the Statements of Income comparing the three and nine months ended September 30, 2016 with the same periods in 2015 and provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL Statement of Income Analysis, Segment Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues	$1,889	$1,878	$11	$5,685	$5,889	$(204)
Operating Expenses
Operation
Fuel	227	228	(1)	607	695	(88)
Energy purchases	151	177	(26)	531	676	(145)
Other operation and maintenance	417	482	(65)	1,292	1,405	(113)
Depreciation	232	226	6	692	658	34
Taxes, other than income	76	79	(3)	229	241	(12)
Total Operating Expenses	1,103	1,192	(89)	3,351	3,675	(324)
Other Income (Expense) - net	49	75	(26)	284	61	223
Interest Expense	223	221	2	671	645	26
Income Taxes	139	144	(5)	510	432	78
Income from Continuing Operations After Income Taxes	473	396	77	1,437	1,198	239
Income (Loss) from Discontinued Operations (net of income taxes)	—	(3)	3	—	(915)	915
Net Income	$473	$393	$80	$1,437	$283	$1,154

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric Distribution price (a)	$23	$97
PPL Electric Distribution volume	11	(23)
PPL Electric PLR Revenue (b)	(21)	(125)
PPL Electric Transmission Formula Rate	12	47
LKE Base rates	—	68
LKE Volumes	32	(38)
LKE Fuel and other energy prices (b)	(11)	(85)
LKE ECR	8	30
Other	(6)	(12)
Total Domestic	48	(41)
U.K.:
Price	59	29
Volume	(16)	(37)
Foreign currency exchange rates	(77)	(139)
Other	(3)	(16)
Total U.K.	(37)	(163)
Total	$11	$(204)

(a)	Distribution rate case effective January 1, 2016, resulted in increases of $41 million and $121 million for the three and nine months ended September 30, 2016.

(b)	Decreases due to lower recoveries of fuel and energy purchases due to lower commodity costs at LKE and lower recoveries of energy purchases at PPL Electric.

Fuel

Fuel decreased $88 million for the nine months ended September 30, 2016 compared with 2015, primarily due to a decrease in market prices for coal and natural gas.

Energy Purchases

Energy purchases decreased by $26 million for the three months ended September 30, 2016 compared with 2015, primarily due to a $37 million decrease in PLR prices, partially offset by a $14 million increase in PLR volumes at PPL Electric.

Energy purchases decreased by $145 million for the nine months ended September 30, 2016 compared with 2015, primarily due to a $90 million decrease in PLR prices and a $23 million decrease in PLR volumes at PPL Electric, a $14 million decrease in natural gas volumes and a $13 million decrease in natural gas prices at LKE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Domestic:
LKE coal plant operations and maintenance (a)	$2	$(12)
LKE pension expense (b)	(2)	(10)
PPL Electric Act 129 costs incurred	(7)	(14)
PPL Electric vegetation management	(5)	1
PPL Electric payroll-related costs	(7)	(19)
PPL Electric storm costs	1	7
PPL Electric bad debts	(5)	(6)
Corporate costs previously included in discontinued operations (c)	1	10
Other	(3)	5
U.K.:
Network maintenance	(2)	13
Foreign currency exchange rates	(10)	(19)
Pension (d)	(21)	(64)
Other	(7)	(5)
Total	$(65)	$(113)

(a)
The decrease for the nine month period was primarily due to a reduction of costs associated with the 2015 retirement of units at the Cane Run and Green River plants, partially offset by Cane Run 7 operations.

(b)	The decrease for the nine month period was primarily due to higher discount rates and deferred amortization of actuarial losses.

(c)
The increase for the nine month period was due to corporate costs allocated to PPL Energy Supply (and included in discontinued operations) prior to the June 2015 spinoff. As a result of the spinoff on June 1, 2015, these corporate costs now remain in continuing operations.

(d)	The decreases were primarily due to an increase in estimated returns on higher asset balances and lower interest costs due to a change in the discount rate methodology.

Depreciation

Depreciation increased by $6 million and $34 million for the three and nine months ended September 30, 2016 compared with 2015, primarily due to additional assets placed into service, partially offset by the impact of foreign currency exchange rates at WPD, net of retirements.

Other Income (Expense) - net

Other income (expense) - net decreased by $26 million and increased by $223 million for the three and nine months ended September 30, 2016 compared with 2015, primarily due to changes in realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Long-term debt interest expense (a)	$17	$58
Foreign currency exchange rates	(14)	(25)
Other	(1)	(7)
Total	$2	$26

(a)
The increase in both periods was primarily due to debt issuances at WPD in November 2015, LG&E and KU in September 2015 and PPL Capital Funding in May 2016 as well as higher interest rates on bonds refinanced in September 2015 at LG&E and KU.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Change in pre-tax income at current period tax rates	$23	$103
Valuation allowances adjustments	4	5
Impact of U.K. income tax rates	3	2
Federal and state tax reserve adjustments (a)	9	21
U.K. Finance Act 2016 adjustment (b)	(42)	(42)
Stock-based compensation (c)	(1)	(12)
Other	(1)	1
Total	$(5)	$78

(a)	During the three and nine months ended September 30, 2015, PPL recorded a $9 million tax benefit related to a planned amendment of a prior period tax return.

During the nine months ended September 30, 2015, PPL recorded a tax benefit to adjust the settled refund amount approved by the Joint Committee on Taxation for the open audit years 1998-2011.

(b)
The U.K. Finance Act 2016, enacted in September 2016, reduces the U.K. statutory income tax rate effective April 1, 2020 from 18% to 17%. As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit during the three and nine months ended September 30, 2016.

(c)
During the three and nine months ended September 30, 2016, PPL recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 to the Financial Statements for additional information.

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

Segment Earnings

PPL's net income by reportable segments for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
U.K. Regulated	$281	$249	$32	$915	$814	$101
Kentucky Regulated	126	111	15	314	267	47
Pennsylvania Regulated	91	55	36	263	191	72
Corporate and Other (a)	(25)	(19)	(6)	(55)	(74)	19
Discontinued Operations (b)	—	(3)	3	—	(915)	915
Net Income	$473	$393	$80	$1,437	$283	$1,154

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The nine months ended September 30, 2015 also includes certain costs related to the spinoff of PPL Energy Supply. See Note 8 to the Financial Statements for additional information.

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
U.K. Regulated	$235	$195	$40	$741	$774	$(33)
Kentucky Regulated	126	112	14	314	280	34
Pennsylvania Regulated	91	55	36	263	191	72
Corporate and Other	(25)	(15)	(10)	(53)	(50)	(3)
Earnings from Ongoing Operations	$427	$347	$80	$1,265	$1,195	$70

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and allocated financing costs. The U.K. Regulated segment represents 64% of PPL's Net Income for the nine months ended September 30, 2016 and 39% of PPL's assets at September 30, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating revenues	$515	$552	$(37)	$1,673	$1,836	$(163)
Other operation and maintenance	78	118	(40)	260	332	(72)
Depreciation	58	63	(5)	178	181	(3)
Taxes, other than income	34	38	(4)	104	111	(7)
Total operating expenses	170	219	(49)	542	624	(82)
Other Income (Expense) - net	50	77	(27)	283	65	218
Interest Expense	100	109	(9)	310	312	(2)
Income Taxes	14	52	(38)	189	151	38
Net Income	281	249	32	915	814	101
Less: Special Items	46	54	(8)	174	40	134
Earnings from Ongoing Operations	$235	$195	$40	$741	$774	$(33)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2016	2015	2016	2015
Foreign currency-related economic hedges, net of tax of $103, ($29), $34, ($10) (a)	Other Income (Expense) - net	$(193)	$54	$(65)	$20
Settlement of foreign currency contracts, net of tax of ($108), $0, ($108), $0 (b)	Other Income (Expense) - net	202	—	202	—
Change in U.K. tax rate (c)	Income Taxes	37	—	37	—
WPD Midlands acquisition-related adjustment, net of tax of $0, $0, $0, ($1)	Other operation and maintenance	—	—	—	2
Settlement of certain income tax positions (d)	Income Taxes	—	—	—	18
Total special items		$46	$54	$174	$40

(a)
Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings. The three and nine months ended September 30, 2016 include the reversal of $310 million ($202 million after-tax) of unrealized gains related to the settlement of 2017 and 2018 contracts.

(b)
In the third quarter of 2016, PPL settled 2017 and 2018 foreign currency contracts, resulting in $310 million of cash received ($202 million after-tax). The settlement did not have a material impact on net income as the contracts were previously marked to fair value and recognized in "Other Income (Expense)-net" on the Statement of Income.

(c)
The U.K. Finance Act 2016, enacted in September 2016, reduces the U.K. statutory income tax rate effective April 1, 2020 from 18% to 17%. As a result of this change, PPL reduced its net deferred tax liabilities and recognized an income tax benefit of $42 million in the third quarter of 2016. Of this amount, $37 million relates to deferred taxes recorded in prior years and was treated as a special item.

(d)	Relates to the April 2015 settlement of the IRS audit for the tax years 1998-2011. See Note 5 to the Financial Statements for additional information.

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

	Three Months	Nine Months
U.K.
Gross margins	$45	$(11)
Other operation and maintenance	26	49
Depreciation	(3)	(12)
Interest expense	(5)	(23)
Other	(1)	(3)
Income taxes	(5)	13
U.S.
Interest expense and other	2	(3)
Income taxes	(10)	(5)
Foreign currency exchange, after-tax	(9)	(38)
Earnings from Ongoing Operations	40	(33)
Special items, after-tax	(8)	134
Net Income	$32	$101

U.K.

•	See "Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•
Lower other operation and maintenance expense for the three month period primarily due to $21 million from lower pension expense due to an increase in estimated returns on higher asset balances and lower interest costs due to a change in the discount rate methodology and $2 million from lower network maintenance expense.

•
Lower other operation and maintenance expense for the nine month period primarily due to $64 million from lower pension expense due to an increase in estimated returns on higher asset balances and lower interest costs due to a change in the discount rate methodology, partially offset by $13 million from higher network maintenance expense.

 Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 22% of PPL's Net Income for the nine months ended September 30, 2016 and 36% of PPL's assets at September 30, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating revenues	$835	$801	$34	$2,382	$2,414	$(32)
Fuel	227	228	(1)	607	695	(88)
Energy purchases	24	23	1	118	143	(25)
Other operation and maintenance	197	202	(5)	603	625	(22)
Depreciation	102	97	5	301	286	15
Taxes, other than income	16	14	2	46	43	3
Total operating expenses	566	564	2	1,675	1,792	(117)
Other Income (Expense) - net	(3)	(2)	(1)	(9)	(8)	(1)
Interest Expense	65	56	9	194	167	27
Income Taxes	75	68	7	190	180	10
Net Income	126	111	15	314	267	47
Less: Special Items	—	(1)	1	—	(13)	13
Earnings from Ongoing Operations	$126	$112	$14	$314	$280	$34

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2016	2015	2016	2015
LKE acquisition-related adjustment, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense) - net	$—	$(1)	$—	$(5)
Certain valuation allowances, net of tax of $0, $0, $0, $0 (b)	Income Taxes	—	—	—	(8)
Total Special Items		$—	$(1)	$—	$(13)

(a)
Recorded at PPL and allocated to the Kentucky Regulated segment. The amount represents a settlement between E.ON AG (a German corporation and the indirect parent of E.ON US Investments Corp., the former parent of LKE) and PPL for a tax matter.

(b)	Recorded at LKE and represents a valuation allowance against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Kentucky Gross Margins	$27	$63
Other operation and maintenance	10	26
Depreciation	(2)	(1)
Taxes, other than income	(3)	(3)
Other Income (Expense) - net	(2)	(6)
Interest Expense	(9)	(27)
Income Taxes	(7)	(18)
Special items, after-tax	1	13
Net Income	$15	$47

•	See "Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

•
Lower other operation and maintenance expense for the nine month period primarily due to $12 million of lower coal plant operations and maintenance expense as a result of units retired in 2015 at the Cane Run and Green River plants and $10 million of lower pension expense mainly due to higher discount rates and deferred amortization of actuarial losses.

•
Higher interest expense for the three and nine month periods primarily due to the September 2015 issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU, higher interest rates on the September 2015 issuance of $500 million of First Mortgage Bonds by LG&E and KU used to retire the same amount of First Mortgage Bonds in November 2015 and $400 million of notes refinanced by LKE in November 2015.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 18% of PPL's Net Income for the nine months ended September 30, 2016 and 24% of PPL's assets at September 30, 2016.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating revenues	$539	$519	$20	$1,619	$1,625	$(6)
Energy purchases
External	129	154	(25)	414	519	(105)
Intersegment	—	—	—	—	14	(14)
Other operation and maintenance	143	162	(19)	431	435	(4)
Depreciation	64	55	9	185	158	27
Taxes, other than income	26	27	(1)	79	87	(8)
Total operating expenses	362	398	(36)	1,109	1,213	(104)
Other Income (Expense) - net	4	1	3	12	5	7
Interest Expense	32	32	—	97	96	1
Income Taxes	58	35	23	162	130	32
Net Income	91	55	36	263	191	72
Less: Special Items (a)	—	—	—	—	—	—
Earnings from Ongoing Operations	$91	$55	$36	$263	$191	$72

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Gross Delivery Margins	$52	$126
Other operation and maintenance	12	(3)
Depreciation	(9)	(27)
Taxes, other than income	1	2
Other Income (Expense) - net	3	7
Interest Expense	—	(1)
Income Taxes	(23)	(32)
Net Income	$36	$72

•	See "Margins - Changes in Margins" for an explanation of Pennsylvania Gross Delivery Margins.

•	Lower other operation and maintenance expense for the three month period primarily due to $6 million of lower payroll related costs and $6 million of lower bad debt expenses.

•
Higher other operation and maintenance expense for the nine month period primarily due to $10 million of higher corporate service costs allocated to PPL Electric and $9 million of higher costs for additional work done by outside vendors, offset by $19 million of lower payroll related costs.

•
Higher depreciation expense for the three and nine month periods primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements.

•	Higher income taxes for the three and nine month periods primarily due to higher pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30.

	2016 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income	$281	$126	$91	$(25)	$—	$473
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of $103	(193)	—	—	—	—	(193)
Other:
Settlement of foreign currency contracts, net of tax of ($108)	202	—	—	—	—	202
Change in U.K. tax rate	37	—	—	—	—	37
Total Special Items	46	—	—	—	—	46
Earnings from Ongoing Operations	$235	$126	$91	$(25)	$—	$427

	2015 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income	$249	$111	$55	$(18)	$(4)	$393
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of ($29)	54	—	—	—	—	54
Spinoff of the Supply segment:
Discontinued operations, net of tax of ($3)	—	—	—	—	(4)	(4)
Transition and transaction costs, net of tax of $1	—	—	—	(1)	—	(1)
Employee transitional services, net of tax of $1	—	—	—	(1)	—	(1)
Separation benefits, net of tax of $0	—	—	—	(1)	—	(1)
Other:
LKE acquisition-related adjustment, net of tax of $0	—	(1)	—	—	—	(1)
Total Special Items	54	(1)	—	(3)	(4)	46
Earnings from Ongoing Operations	$195	$112	$55	$(15)	$—	$347

	2016 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income	$915	$314	$263	$(55)	$—	$1,437
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of $34	(65)	—	—	—	—	(65)
Spinoff of the Supply segment, net of tax of $2	—	—	—	(2)	—	(2)
Other:
Settlement of foreign currency contracts, net of tax of ($108)	202	—	—	—	—	202
Change in U.K. tax rate	37	—	—	—	—	37
Total Special Items	174	—	—	(2)	—	172
Earnings from Ongoing Operations	$741	$314	$263	$(53)	$—	$1,265

	2015 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income	$814	$267	$191	$(73)	$(916)	$283
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of ($10)	20	—	—	—	—	20
Spinoff of the Supply segment:
Discontinued operations, net of tax of $37	—	—	—	—	(916)	(916)
Transition and transaction costs, net of tax of $0	—	—	—	(16)	—	(16)
Employee transitional services, net of tax of $2	—	—	—	(4)	—	(4)
Separation benefits, net of tax of $1	—	—	—	(3)	—	(3)
Other:
WPD Midlands acquisition-related adjustment, net of tax of ($1)	2	—	—	—	—	2
Settlement of certain income tax positions	18	—	—	—	—	18
Certain valuation allowances, net of tax of $0	—	(8)	—	—	—	(8)
LKE acquisition-related adjustment, net of tax of $0	—	(5)	—	—	—	(5)
Total Special Items	40	(13)	—	(23)	(916)	(912)
Earnings from Ongoing Operations	$774	$280	$191	$(50)	$—	$1,195

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

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
U.K.
U.K. Gross Margins	$476	$505	$(29)	$1,566	$1,709	$(143)
Impact of changes in foreign currency exchange rates			(74)			(132)
Change in U.K. Gross Margins excluding impact of foreign currency exchange rates			$45			$(11)

Kentucky Regulated
Kentucky Gross Margins
LG&E	$237	$225	$12	$676	$661	$15
KU	300	285	15	857	809	48
LKE	$537	$510	$27	$1,533	$1,470	$63

Pennsylvania Regulated
Pennsylvania Gross Delivery Margins
Distribution	$246	$207	$39	$721	$642	$79
Transmission	115	102	13	332	285	47
Total	$361	$309	$52	$1,053	$927	$126

U.K. Gross Margins

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the three months ended September 30, 2016 compared with 2015 primarily due to $59 million from the April 1, 2016 price increase, which includes $14 million of the recovery of prior customer rebates, partially offset by $16 million of lower volumes.

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the nine months ended September 30, 2016 compared with 2015 primarily due to $89 million from the April 1, 2015 price decrease resulting from the commencement of RIIO-ED1 and lower volumes of $37 million, partially offset by $97 million from the April 1, 2016 price increase, which includes $24 million of the recovery of prior customer rebates, and $21 million of other revenue adjustments in 2016.

Kentucky Gross Margins

Kentucky Gross Margins increased for the three months ended September 30, 2016 compared with 2015 primarily due to $22 million of increased sales volumes ($9 million at LG&E and $13 million at KU) driven by warmer weather.

Kentucky Gross Margins increased for the nine months ended September 30, 2016 compared with 2015 primarily due to higher base rates of $68 million ($4 million at LG&E and $64 million at KU) and returns on additional environmental capital investments of $11 million at LG&E. The increase in base rates was the result of new rates approved by the KPSC effective July 1, 2015. These increases were partially offset by lower sales volumes of $10 million ($2 million at LG&E and $8 million at KU) driven by milder weather in the first quarter of 2016.

Pennsylvania Gross Delivery Margins

Distribution

Distribution margins increased for the three months ended September 30, 2016 compared with 2015 primarily due to $30 million of higher base rates, effective January 1, 2016 as a result of the 2015 rate case combined with a $12 million favorable impact of warmer summer weather.

Distribution margins increased for the nine months ended September 30, 2016 compared with 2015 primarily due to $93 million of higher base rates, effective January 1, 2016, partially offset by a $13 million unfavorable impact of milder winter weather.

Transmission

Transmission margins increased for the three and nine month periods ended September 30, 2016 compared with 2015 primarily due to returns on additional capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Margins

The following table contains the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended September 30.

	2016 Three Months						2015 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$504	(c)	$835	$539	$11	$1,889	$540	(c)	$801	$519	$18	$1,878
Operating Expenses
Fuel	—		227	—	—	227	—		228	—	—	228
Energy purchases	—		24	129	(2)	151	—		23	154	—	177
Other operation and maintenance	28		33	24	332	417	35		28	31	388	482
Depreciation	—		14	—	218	232	—		11	—	215	226
Taxes, other than income	—		—	25	51	76	—		1	25	53	79
Total Operating Expenses	28		298	178	599	1,103	35		291	210	656	1,192
Total	$476		$537	$361	$(588)	$786	$505		$510	$309	$(638)	$686

	2016 Nine Months						2015 Nine Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,641	(c)	$2,382	$1,619	$43	$5,685	$1,801	(c)	$2,414	$1,625	$49	$5,889
Operating Expenses
Fuel	—		607	—	—	607	—		695	—	—	695
Energy purchases	—		118	414	(1)	531	—		143	519	14	676
Energy purchases from affiliate	—		—	—	—	—	—		—	14	(14)	—
Other operation and maintenance	75		81	77	1,059	1,292	92		77	84	1,152	1,405
Depreciation	—		40	—	652	692	—		26	—	632	658
Taxes, other than income	—		3	75	151	229	—		3	81	157	241
Total Operating Expenses	75		849	566	1,861	3,351	92		944	698	1,941	3,675
Total	$1,566		$1,533	$1,053	$(1,818)	$2,334	$1,709		$1,470	$927	$(1,892)	$2,214

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)
Excludes ancillary revenues of $11 million and $32 million for the three and nine months ended September 30, 2016 and $12 million and $35 million for the three and nine months ended September 30, 2015.

2016 Outlook

(PPL)

Higher net income is expected in 2016 compared with 2015, primarily attributable to the results of the 2015 spinoff of the Supply segment. Higher Earnings from Ongoing Operations are expected in 2016 compared with 2015, primarily attributable to increases in the Pennsylvania Regulated and Kentucky Regulated segments. The following projections and factors underlying these projections are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Net income is expected to be relatively flat in 2016 compared with 2015. Lower Earnings from Ongoing Operations are projected in 2016 compared with 2015 due to the unfavorable impact of lower GBP exchange rates, higher interest expense and depreciation, partially offset by higher revenues and lower operation and maintenance expense, including pension expense.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Higher net income and Earnings from Ongoing Operations are projected in 2016 compared with 2015, primarily driven by electric and gas base rate increases effective July 1, 2015, higher returns on additional environmental capital investments, and lower operation and maintenance expense, partially offset by higher depreciation and higher interest expense.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Higher net income and Earnings from Ongoing Operations are projected in 2016 compared with 2015, primarily driven by higher base electricity rates for distribution effective January 1, 2016, and higher transmission earnings from additional capital investments, partially offset by higher depreciation and a benefit received in 2015 from the release of a gross receipts tax reserve.

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

PPL Electric: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues	$539	$519	$20	$1,619	$1,625	$(6)
Operating Expenses
Operation
Energy purchases	129	154	(25)	414	519	(105)
Energy purchases from affiliate	—	—	—	—	14	(14)
Other operation and maintenance	144	162	(18)	431	435	(4)
Depreciation	64	55	9	185	158	27
Taxes, other than income	26	27	(1)	79	87	(8)
Total Operating Expenses	363	398	(35)	1,109	1,213	(104)
Other Income (Expense) - net	4	1	3	12	5	7
Interest Expense	32	32	—	97	96	1
Income Taxes	58	35	23	162	130	32
Net Income	$90	$55	$35	$263	$191	$72

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Distribution Price (a)	$23	$97
Distribution volume	11	(23)
PLR (b)	(21)	(125)
Transmission Formula Rate	12	47
Other	(5)	(2)
Total	$20	$(6)

(a)	Distribution rate case effective January 1, 2016, resulted in increases of $41 million and $121 million for the three and nine months ended September 30, 2016.

(b)	Decreases due to lower recoveries of energy purchases as described below.

Energy Purchases

Energy purchases decreased by $25 million for the three months ended September 30, 2016 compared with 2015 due to lower PLR prices of $37 million, partially offset by higher PLR volumes of $14 million.

Energy purchases decreased by $105 million for the nine months ended September 30, 2016 compared with 2015 due to lower PLR prices of $90 million, lower PLR volumes of $11 million and lower capacity volumes of $4 million.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased by $14 million for the nine months ended September 30, 2016 compared with 2015 as a result of the June 1, 2015 PPL Energy Supply spinoff.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Corporate service costs	$1	$10
Contractor-related expenses	6	12
Vegetation management	(5)	1
Storm costs	1	7
Payroll-related costs	(7)	(19)
Act 129	(7)	(14)
Universal service programs	—	3
Bad Debts	(5)	(6)
Other	(2)	2
Total	$(18)	$(4)

Depreciation

Depreciation increased by $9 million and $27 million for the three and nine months ended September 30, 2016 compared with 2015, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Change in pre-tax income at current period tax rates	$22	$43
Stock-based compensation (a)	—	(7)
Other	1	(4)
Total	$23	$32

(a)
During the nine months ended September 30, 2016, PPL Electric recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 2 to the Financial Statements for additional information.

See Note 5 to the Financial Statements for additional information.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$90	$55	$263	$191
Special item, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher base electricity rates for distribution effective January 1, 2016, a favorable impact of weather, higher transmission margins from additional capital investments, and lower other operation and maintenance expense, partially offset by higher depreciation.

Earnings increased for the nine month period in 2016 compared with 2015 primarily due to higher base electricity rates for distribution effective January 1, 2016, and higher transmission margins, partially offset by higher depreciation.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Delivery Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Gross Delivery Margins	$52	$126
Other operation and maintenance	11	(3)
Depreciation	(9)	(27)
Taxes, other than income	1	2
Other Income (Expense) - net	3	7
Interest Expense	—	(1)
Income Taxes	(23)	(32)
Net Income	$35	$72

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

	2016 Three Months			2015 Three Months
	PA Gross Delivery Margins	Other (a)	Operating Income (b)	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$539	$—	$539	$519	$—	$519
Operating Expenses
Energy purchases	129	—	129	154	—	154
Other operation and maintenance	24	120	144	31	131	162
Depreciation	—	64	64	—	55	55
Taxes, other than income	25	1	26	25	2	27
Total Operating Expenses	178	185	363	210	188	398
Total	$361	$(185)	$176	$309	$(188)	$121

	2016 Nine Months			2015 Nine Months
	PA Gross Delivery Margins	Other (a)	Operating Income (b)	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,619	$—	$1,619	$1,625	$—	$1,625
Operating Expenses
Energy purchases	414	—	414	519	—	519
Energy purchases from affiliate	—	—	—	14	—	14
Other operation and maintenance	77	354	431	84	351	435
Depreciation	—	185	185	—	158	158
Taxes, other than income	75	4	79	81	6	87
Total Operating Expenses	566	543	1,109	698	515	1,213
Total	$1,053	$(543)	$510	$927	$(515)	$412

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues	$835	$801	$34	$2,382	$2,414	$(32)
Operating Expenses
Operation
Fuel	227	228	(1)	607	695	(88)
Energy purchases	24	23	1	118	143	(25)
Other operation and maintenance	197	202	(5)	603	625	(22)
Depreciation	102	97	5	301	286	15
Taxes, other than income	16	14	2	46	43	3
Total Operating Expenses	566	564	2	1,675	1,792	(117)
Other Income (Expense) - net	(3)	(1)	(2)	(9)	(3)	(6)
Interest Expense	50	43	7	147	127	20
Interest Expense with Affiliate	4	—	4	12	1	11
Income Taxes	79	73	6	202	194	8
Net Income	$133	$120	$13	$337	$297	$40

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Base rates	$—	$68
Volumes	32	(38)
Fuel and other energy prices (a)	(11)	(85)
ECR	8	30
Other	5	(7)
Total	$34	$(32)

(a)	The decrease for the nine month period was due to lower recoveries of fuel and energy purchases due to lower commodity costs as described below.

Fuel

Fuel decreased $88 million for the nine months ended September 30, 2016 compared with 2015, primarily due to a decrease in market prices for coal and natural gas.

Energy Purchases

Energy purchases decreased $25 million for the nine months ended September 30, 2016 compared with 2015 primarily due to a $14 million decrease in natural gas volumes, driven by milder weather in the first quarter of 2016, and $13 million of lower natural gas prices.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Coal plant operations and maintenance (a)	$2	$(12)
Pension (b)	(2)	(10)
Other	(5)	—
Total	$(5)	$(22)

(a)
The decrease for the nine month period was primarily due to a reduction of costs associated with the 2015 retirement of units at the Cane Run and Green River plants, partially offset by Cane Run 7 operations.

(b)	The decrease for the nine month period was primarily due to higher discount rates and deferred amortization of actuarial losses.

Depreciation

Depreciation increased $15 million for the nine months ended September 30, 2016 compared with 2015 primarily due to additional assets placed into service, net of retirements.

Interest Expense

Interest expense increased $11 million and $31 million for the three and nine months ended September 30, 2016 compared with 2015 primarily due to the September 2015 issuance of $550 million of incremental First Mortgage Bonds by LG&E and KU, higher interest rates on the September 2015 issuance of $500 million of First Mortgage Bonds by LG&E and KU used to retire the same amount of First Mortgage Bonds in November 2015 and $400 million of notes refinanced in November 2015.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Change in pre-tax income at current period tax rates	$7	$19
Certain valuation allowances (a)	—	(8)
Other	(1)	(3)
Total	$6	$8

(a)
The decrease for the nine month period represents a valuation allowance, established in 2015, against tax credits expiring in 2016 and 2017 that are more likely than not to expire before being utilized.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$133	$120	$337	$297
Special items, gains (losses), after-tax	—	—	—	(8)

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher sales volumes, driven by warmer weather, and lower other operation and maintenance expense, partially offset by higher interest expense.

Excluding special items, earnings increased for the nine month period in 2016 compared with 2015 primarily due to higher base electricity rates effective July 1, 2015, lower other operation and maintenance expense and higher returns on additional environmental capital investments, partially offset by higher interest expense and lower sales volumes driven by milder weather in the first quarter of 2016.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and an item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Margins	$27	$63
Other operation and maintenance	10	26
Depreciation	(2)	(1)
Taxes, other than income	(3)	(3)
Other Income (Expense) - net	(2)	(6)
Interest Expense	(11)	(31)
Income Taxes	(6)	(16)
Special items, gains (losses), after-tax	—	8
Net Income	$13	$40

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2016 Three Months			2015 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$835	$—	$835	$801	$—	$801
Operating Expenses
Fuel	227	—	227	228	—	228
Energy purchases	24	—	24	23	—	23
Other operation and maintenance	33	164	197	28	174	202
Depreciation	14	88	102	11	86	97
Taxes, other than income	—	16	16	1	13	14
Total Operating Expenses	298	268	566	291	273	564
Total	$537	$(268)	$269	$510	$(273)	$237

	2016 Nine Months			2015 Nine Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,382	$—	$2,382	$2,414	$—	$2,414
Operating Expenses
Fuel	607	—	607	695	—	695
Energy purchases	118	—	118	143	—	143
Other operation and maintenance	81	522	603	77	548	625
Depreciation	40	261	301	26	260	286
Taxes, other than income	3	43	46	3	40	43
Total Operating Expenses	849	826	1,675	944	848	1,792
Total	$1,533	$(826)	$707	$1,470	$(848)	$622

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues
Retail and wholesale	$366	$349	$17	$1,058	$1,089	$(31)
Electric revenue from affiliate	2	2	—	19	32	(13)
Total Operating Revenues	368	351	17	1,077	1,121	(44)
Operating Expenses
Operation
Fuel	86	82	4	233	267	(34)
Energy purchases	19	18	1	104	129	(25)
Energy purchases from affiliate	5	9	(4)	10	17	(7)
Other operation and maintenance	85	87	(2)	264	286	(22)
Depreciation	43	40	3	126	122	4
Taxes, other than income	9	7	2	24	21	3
Total Operating Expenses	247	243	4	761	842	(81)
Other Income (Expense) - net	(1)	(1)	—	(6)	(3)	(3)
Interest Expense	18	13	5	53	39	14
Income Taxes	39	36	3	98	91	7
Net Income	$63	$58	$5	$159	$146	$13

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Base rates	$—	$4
Volumes	15	(30)
Fuel and other energy prices (a)	(4)	(36)
ECR	5	21
Other	1	(3)
Total	$17	$(44)

(a)	The decrease for the three and nine month periods was due to lower recoveries of fuel and energy purchases due to lower commodity costs, as described below.

Fuel

Fuel increased $4 million for the three months ended September 30, 2016 compared with 2015, due to an $11 million increase in volumes, driven by warmer weather, partially offset by a $7 million decrease in commodity costs, as a result of a decrease in market prices for coal and natural gas.

Fuel decreased $34 million for the nine months ended September 30, 2016 compared with 2015, due to a $25 million decrease in commodity costs, as a result of a decrease in market prices for coal and natural gas, and a $9 million decrease in volumes, driven by milder weather in the first quarter of 2016.

Energy purchases

Energy purchases decreased $25 million for the nine months ended September 30, 2016 compared with 2015 primarily due to a $14 million decrease in natural gas volumes, driven by milder weather during the first quarter of 2016, and $13 million of lower natural gas prices.

Energy purchases from affiliate

Energy purchases from affiliate decreased $4 million for the three months ended September 30, 2016 compared with 2015 primarily due to decreased generation available from KU.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Coal plant operations and maintenance (a)	$(1)	$(13)
Pension (b)	—	(6)
Other	(1)	(3)
Total	$(2)	$(22)

(a)	The decrease for the nine month period was primarily due to a reduction of costs associated with the 2015 retirement of units at the Cane Run plant, partially offset by Cane Run 7 operations.

(b)	The decrease for the nine month period was primarily due to higher discount rates and deferred amortization of actuarial losses.

Interest Expense

Interest expense increased $5 million and $14 million for the three and nine months ended September 30, 2016 compared with 2015 primarily due to the September 2015 issuance of $300 million of incremental First Mortgage Bonds and higher interest rates on the September 2015 issuance of $250 million of First Mortgage Bonds used to retire the same amount of First Mortgage Bonds in November 2015.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$63	$58	$159	$146
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher sales volumes, driven by warmer weather, and lower other operation and maintenance expense, partially offset by higher interest expense.

Earnings increased for the nine month period in 2016 compared with 2015 primarily due to higher returns on additional environmental capital investments and lower other operation and maintenance expense, partially offset by higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Margins	$12	$15
Other operation and maintenance	4	21
Depreciation	—	4
Taxes, other than income	(3)	(3)
Other Income (Expense) - net	—	(3)
Interest Expense	(5)	(14)
Income Taxes	(3)	(7)
Net Income	$5	$13

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

	2016 Three Months			2015 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$368	$—	$368	$351	$—	$351
Operating Expenses
Fuel	86	—	86	82	—	82
Energy purchases, including affiliate	24	—	24	27	—	27
Other operation and maintenance	13	72	85	11	76	87
Depreciation	8	35	43	5	35	40
Taxes, other than income	—	9	9	1	6	7
Total Operating Expenses	131	116	247	126	117	243
Total	$237	$(116)	$121	$225	$(117)	$108

	2016 Nine Months			2015 Nine Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	1,077	$—	$1,077	$1,121	$—	$1,121
Operating Expenses
Fuel	233	—	233	267	—	267
Energy purchases, including affiliate	114	—	114	146	—	146
Other operation and maintenance	32	232	264	33	253	286
Depreciation	20	106	126	12	110	122
Taxes, other than income	2	22	24	2	19	21
Total Operating Expenses	401	360	761	460	382	842
Total	676	$(360)	$316	$661	$(382)	$279

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2016	2015	$ Change	2016	2015	$ Change
Operating Revenues
Retail and wholesale	$469	$452	$17	$1,324	$1,325	$(1)
Electric revenue from affiliate	5	9	(4)	10	17	(7)
Total Operating Revenues	474	461	13	1,334	1,342	(8)
Operating Expenses
Operation
Fuel	141	146	(5)	374	428	(54)
Energy purchases	5	5	—	14	14	—
Energy purchases from affiliate	2	2	—	19	32	(13)
Other operation and maintenance	107	108	(1)	320	321	(1)
Depreciation	59	57	2	175	164	11
Taxes, other than income	7	7	—	22	22	—
Total Operating Expenses	321	325	(4)	924	981	(57)
Other Income (Expense) - net	(3)	—	(3)	(4)	1	(5)
Interest Expense	24	20	4	71	58	13
Income Taxes	48	44	4	128	115	13
Net Income	$78	$72	$6	$207	$189	$18

Operating Revenue

The increase (decrease) in operating revenue for the periods ended September 30, 2016 compared with 2015 was due to:

	Three Months	Nine Months
Base rates	$—	$64
Volumes	13	(27)
Fuel and other energy prices (a)	(6)	(50)
ECR	3	8
Other	3	(3)
Total	$13	$(8)

(a)	The decrease for the three and nine month periods was due to lower recoveries of fuel and energy purchases due to lower commodity costs as described below.

Fuel

Fuel decreased $5 million for the three months ended September 30, 2016 compared with 2015, due to a decrease in market prices for coal and natural gas.

Fuel decreased $54 million for the nine months ended September 30, 2016 compared with 2015, due to a $49 million decrease in commodity costs, as a result of a decrease in market prices for coal and natural gas, and a $5 million decrease in volumes, driven by milder weather during the first quarter of 2016.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$78	$72	$207	$189
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2016 compared with 2015 primarily due to higher sales volumes, driven by warmer weather, and lower other operation and maintenance expense, partially offset by higher interest expense.

Earnings increased for the nine month period in 2016 compared with 2015 primarily due to higher base electricity rates, effective July 1, 2015 and lower other operation and maintenance expense, partially offset by higher interest expense and lower sales volumes, driven by milder weather during the first quarter of 2016.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Margins	$15	$48
Other operation and maintenance	4	6
Depreciation	(2)	(5)
Other Income (Expense) - net	(3)	(5)
Interest Expense	(4)	(13)
Income Taxes	(4)	(13)
Net Income	$6	$18

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

	2016 Three Months			2015 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$474	$—	$474	$461	$—	$461
Operating Expenses
Fuel	141	—	141	146	—	146
Energy purchases, including affiliate	7	—	7	7	—	7
Other operation and maintenance	20	87	107	17	91	108
Depreciation	6	53	59	6	51	57
Taxes, other than income	—	7	7	—	7	7
Total Operating Expenses	174	147	321	176	149	325
Total	$300	$(147)	$153	$285	$(149)	$136

	2016 Nine Months			2015 Nine Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,334	$—	$1,334	$1,342	$—	$1,342
Operating Expenses
Fuel	374	—	374	428	—	428
Energy purchases, including affiliate	33	—	33	46	—	46
Other operation and maintenance	49	271	320	44	277	321
Depreciation	20	155	175	14	150	164
Taxes, other than income	1	21	22	1	21	22
Total Operating Expenses	477	447	924	533	448	981
Total	$857	$(447)	$410	$809	$(448)	$361

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
September 30, 2016
Cash and cash equivalents	$416	$36	$11	$4	$7
Short-term debt	636	130	135	128	7
Notes payable with affiliate		—	138	—	—
December 31, 2015
Cash and cash equivalents	$836	$47	$30	$19	$11
Short-term debt	916	—	265	142	48
Notes payable with affiliate		—	54	—	—

(a)
At September 30, 2016, $8 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2015 Form 10-K for additional information on undistributed earnings of WPD.

(PPL)

The Statements of Cash Flows separately report the cash flows of the discontinued operations in 2015. The "Operating Activities", "Investing Activities" and "Financing Activities" sections below included only the cash flows of continuing operations.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the nine month period ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2016
Operating activities	$2,230	$595	$816	$383	$469
Investing activities	(2,066)	(740)	(599)	(343)	(254)
Financing activities	(558)	134	(236)	(55)	(219)
2015
Operating activities	$1,688	$373	$895	$469	$510
Investing activities	(2,463)	(764)	(921)	(519)	(400)
Financing activities	231	203	460	220	154
Change - Cash Provided (Used)
Operating activities	$542	$222	$(79)	$(86)	$(41)
Investing activities	397	24	322	176	146
Financing activities	(789)	(69)	(696)	(275)	(373)

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2016 compared with 2015 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$239	$72	$40	$13	$18
Non-cash components	146	42	(7)	—	(7)
Working capital	102	74	(168)	(99)	(94)
Defined benefit plan funding	51	33	(16)	(20)	1
Other operating activities	4	1	72	20	41
Total	$542	$222	$(79)	$(86)	$(41)

(PPL)

PPL's cash provided by operating activities from continuing operations in 2016 increased $542 million in 2016 compared with 2015.

•
Income from continuing operations increased by $239 million between the periods. This included an additional $146 million of net non-cash charges, including $124 million of lower unrealized gains on hedging activities primarily due to the settlement of hedges in the third quarter of 2016 and an increase in deferred income taxes, partially offset by defined benefit plan income (primarily due to an increase in estimated returns on higher asset balances and lower interest costs due to a change in the discount rate for the U.K. pension plans).

•
The $102 million increase in cash from changes in working capital was primarily due to an increase in taxes payable (primarily due to an increase in current income tax expense in 2016) and an increase in accounts payable (due to timing of payments), partially offset by an increase in unbilled revenues (due to lower volumes as a result of unfavorable weather as compared to 2015) and a net increase in current regulatory assets and regulatory liabilities (due to the timing of rate recovery mechanisms).

•	Defined benefit plan funding was $51 million lower in 2016.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2016 increased $222 million in 2016 compared with 2015.

•	The increase in non-cash components of $42 million in 2016 compared with 2015 was primarily due to an increase in depreciation and deferred income tax expense.

•
The $74 million increase in cash from changes in working capital was primarily due to an increase in accounts payable (primarily due to timing of payments) and a decrease in prepayments (primarily due to higher tax prepayments in 2015) partially offset by a net increase in current regulatory assets and regulatory liabilities (due to the timing of rate recovery mechanisms).

•	Defined benefit plan funding was $33 million lower in 2016.

(LKE)

LKE's cash provided by operating activities in 2016 decreased $79 million compared with 2015.

•
The decrease in cash from working capital was driven primarily by lower tax payments received from PPL for the use of prior year excess tax depreciation deductions. Other decreases in cash were related to accounts receivable and unbilled revenues due to lower weather volatility during the measurement periods in 2016, and coal and natural gas inventories due to milder weather in the first quarter of 2016, partially offset by lower payments on accounts payable due to lower fuel purchases.

•
The increase in cash from other operating activities was driven primarily by a decrease in cash outflows for the settlement of interest rate swaps. LG&E and KU settled interest rate swaps in the third quarter of 2015 which did not occur in 2016.

(LG&E)

LG&E's cash provided by operating activities in 2016 decreased $86 million compared with 2015.

•
The decrease in cash from working capital was driven primarily by lower tax payments received from LKE for the use of prior year excess tax depreciation deductions. Other decreases in cash were related to accounts receivable and unbilled revenues due to lower weather volatility during the measurement periods in 2016, coal and natural gas inventories due to milder weather in the first quarter of 2016, and accounts receivable from affiliates due to lower intercompany settlements associated with capital expenditures, partially offset by lower payments on accounts payable due to lower fuel purchases.

•
The increase in cash from other operating activities was driven primarily by a decrease in cash outflows for the settlement of interest rate swaps. LG&E settled interest rate swaps in the third quarter of 2015 which did not occur in 2016.

(KU)

KU's cash provided by operating activities in 2016 decreased $41 million compared with 2015.

•
The decrease in cash from working capital was driven primarily by lower tax payments received from LKE for the use of prior year excess tax depreciation deductions. Other decreases in cash were related to accounts receivable and unbilled revenues due to lower weather volatility during the measurement periods in 2016, and coal inventory due to milder weather in the first quarter of 2016, partially offset by accounts payable to affiliates due to lower intercompany settlements associated with capital expenditures and lower payments on accounts payable due to lower fuel purchases.

•
The increase in cash from other operating activities was driven primarily by a decrease in cash outflows for the settlement of interest rate swaps. KU settled interest rate swaps in the third quarter of 2015 which did not occur in 2016.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the registrants. The change in expenditures for PP&E for the nine months ended September 30, 2016 compared with 2015 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease	$487	$19	$328	$176	$152

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

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2016 compared with 2015 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(801)	$—	$(1,050)	$(550)	$(500)
Settlement of cross-currency swaps	46	—	—	—	—
Stock issuances/redemptions, net	(12)	—	—	—	—
Dividends	(22)	(53)	—	(6)	(91)
Capital contributions/distributions, net	—	(75)	(85)	27	20
Change in short-term debt, net	3	62	370	250	195
Notes payable with affiliate	—	—	63	—	—
Other financing activities	(3)	(3)	6	4	3
Total	$(789)	$(69)	$(696)	$(275)	$(373)

See Note 7 to the Financial Statements in this Form 10-Q for information on 2016 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2015 Form 10-K for information on 2015 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2016, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,150	$—	$17	$1,133
PPL Electric Credit Facility	400	—	131	269

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	500	—	128	372
KU Credit Facilities	598	—	205	393
Total LKE	1,173	—	333	840
Total U.S. Credit Facilities (a)	$2,723	$—	$481	$2,242
Total U.K. Credit Facilities (b)	£1,055	£284	£—	£771

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 11%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.

(b)
The amounts borrowed at September 30, 2016 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings which equated to $171 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £153 million as of the date borrowed. At September 30, 2016, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 13% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Other Used Capacity	Unused Capacity
LKE Credit Facility	$225	$138	$—	$87
LG&E Money Pool (a)	500	—	128	372
KU Money Pool (a)	500	—	7	493

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at September 30, 2016:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$—	$1,000
PPL Electric	400	130	270

LG&E	350	128	222
KU	350	7	343
Total LKE	700	135	565
Total PPL	$2,100	$265	$1,835

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

In October 2016, WPD (East Midlands) issued an additional £40 million of its 2.671% Index-linked Senior Notes due 2043. WPD (East Midlands) received proceeds of £83 million, which equated to $101 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indentures. The proceeds will be used for general corporate purposes.

(PPL and PPL Electric)

In March 2016, the LCIDA issued $116 million of Pollution Control Revenue Refunding Bonds, Series 2016A due 2029 and $108 million of Pollution Control Revenue Refunding Bonds, Series 2016B due 2027 on behalf of PPL Electric. The bonds were issued bearing interest at an initial term rate of 0.90% through their mandatory purchase dates of September 1, 2017 and August 15, 2017. Thereafter, the method of determining the interest rate on the bonds may be converted from time to time at PPL Electric's option. The proceeds of the bonds were used to redeem $116 million of 4.70% Pollution Control Revenue Refunding Bonds, 2005 Series A due 2029 and $108 million of 4.75% Pollution Control Revenue Refunding Bonds, 2005 Series B due 2027 previously issued by the LCIDA on behalf of PPL Electric.

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

(PPL, LKE and LG&E)

In September 2016, the County of Trimble, Kentucky issued $125 million of Pollution Control Revenue Refunding Bonds, 2016 Series A (Louisville Gas and Electric Company Project) due 2044 on behalf of LG&E. The bonds were issued with a floating interest rate that initially will reset weekly. The method of determining the interest rate on the bonds may be converted from time to time at LG&E’s option. The proceeds of the bonds were used to redeem $83 million of Pollution Control Revenue Refunding Bonds, 2000 Series A (Louisville Gas and Electric Company Project) due 2030 and $42 million of Pollution Control Revenue Refunding Bonds, 2002 Series A (Louisville Gas and Electric Company Project) due 2032 previously issued by the County of Trimble, Kentucky on behalf of LG&E.

(PPL, LKE and KU)

In August 2016, the County of Carroll, Kentucky issued $96 million of Pollution Control Revenue Refunding Bonds, 2016 Series A (Kentucky Utilities Company Project) due 2042 on behalf of KU. The bonds were issued bearing interest at an initial term rate of 1.05% through their mandatory purchase date of September 1, 2019. Thereafter, the method of determining the interest rate on the bonds may be converted from time to time at KU’s option. The proceeds of the bonds were used to redeem $96 million of Pollution Control Revenue Refunding Bonds, 2002 Series C (Kentucky Utilities Company Project) due 2032 previously issued by the County of Carroll, Kentucky on behalf of KU.

(PPL)

ATM Program

For the periods ended September 30, PPL issued the following:

	Three Months		Nine Months
	2016	2015	2016	2015
Number of shares (in thousands)	710	436	710	858
Average share price	$35.23	$32.95	$35.23	$33.33
Net Proceeds	$25	$14	$25	$28

Common Stock Dividends

In August 2016, PPL declared a quarterly common stock dividend, payable October 3, 2016, of 38 cents per share (equivalent to $1.52 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

Contractual Obligations

In 2016, PPL decreased its estimated contractual cash obligations by approximately $2.0 billion from the $39.1 billion estimate previously disclosed in PPL's 2015 Form 10-K. The decrease was primarily a result of the change in the GBP to U.S. dollar exchange rate from $1.50 to $1.30 as of September 30, 2016 for WPD's obligations. The decreases in PPL's estimated contractual cash obligations by year were as follows.

	Total	2016	2017 - 2018	2019 - 2020	After 2020
Total Change in Contractual Cash Obligations	$(2,003)	$(36)	$(100)	$(121)	$(1,746)

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

(LG&E)

In September 2016, Moody's and S&P assigned ratings of A1 and A to LG&E's Trimble Country 2016 Series A $125 million Pollution Control Revenue Refunding Bonds due 2044.

(KU)

In August 2016, Moody's and S&P assigned ratings of A1 and A to KU's Carroll County 2016 Series A $96 million Pollution Control Revenue Refunding Bonds due 2042.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at September 30, 2016.

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

The following interest rate hedges were outstanding at September 30, 2016.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	$802	$155	$(96)	2028
Economic hedges
Interest rate swaps (d)	179	(54)	(2)	2033
LKE
Economic hedges
Interest rate swaps (d)	179	(54)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (d)	179	(54)	(2)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at September 30, 2016 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2016 is shown below.

10% Adverse Movement in Rates
PPL	$543
PPL Electric	136
LKE	175
LG&E	65
KU	98

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates. Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at September 30, 2016.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£1,791	$96	$(214)	2018

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $840 million for the nine months ended September 30, 2016, which primarily reflected a $1.6 billion decrease to PP&E and $375 million decrease to goodwill partially offset by a $995 million decrease to long-term debt and a $160 million decrease to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $101 million for the nine months ended September 30, 2015, which primarily reflected a $209 million decrease to PP&E and $54 million decrease to goodwill partially offset by a $131 million decrease to long-term debt and a $31 million decrease to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

Environmental Matters (All Registrants)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, PPL Electric's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the Registrants' businesses. The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be significant. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions. Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services. Increased capital and operating costs are subject to rate recovery. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2016, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2015 Form 10-K and Form 10-Q for the period ending June 30, 2016 except the following:

(PPL)

Risks related to our U.K. segment

PPL’s earnings may be adversely affected as a result of the June 23, 2016 referendum in the U.K. to withdraw from the European Union.

Significant uncertainty exists concerning the effects of the June 23, 2016 referendum in favor of the U.K. withdrawal from the European Union, including whether formal withdrawal will occur and the nature and duration of negotiations between the U.K. and European Union as to the terms of any withdrawal. PPL cannot predict the impact, either short-term or long-term, on foreign exchange rates or PPL’s long-term financial condition that may be experienced as a result of any actions that may be taken by the U.K. government to withdraw from the European Union, although such impacts could be significant.

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
Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(b)	-
Supplemental Indenture No. 5, dated as of August 1, 2016, of Kentucky Utilities Company to The Bank of New York Mellon, as Trustee (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(c)	-
Loan Agreement dated as of September 1, 2016 between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 15, 2016)

4(d)	-
Supplemental Indenture No. 5, dated as of September 1, 2016, of Louisville Gas and Electric Company to The Bank of New York Mellon, as Trustee (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 15, 2016)

*10(a)	-	£50,000,000 Facility Letter entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of October 11, 2016
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2016, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2016, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 1, 2016	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 1, 2016	/s/ Marlene C. Beers
Marlene C. Beers Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 1, 2016	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)