Form 10-Q
period 2017-03-31
PPL Corp; KENTUCKY UTILITIES CO; LOUISVILLE GAS & ELECTRIC CO /KY/; LG&E & KU Energy LLC; PPL ELECTRIC UTILITIES CORP
filed 2017-05-04
CIK 922224, 55387, 60549, 1518339, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies or emerging growth companies. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]	[ ]
LG&E and KU Energy LLC	[ ]	[ ]	[ X ]	[ ]	[ ]
Louisville Gas and Electric Company	[ ]	[ ]	[ X ]	[ ]	[ ]
Kentucky Utilities Company	[ ]	[ ]	[ X ]	[ ]	[ ]

If emerging growth companies, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

PPL Corporation	[ ]
PPL Electric Utilities Corporation	[ ]
LG&E and KU Energy LLC	[ ]
Louisville Gas and Electric Company	[ ]
Kentucky Utilities Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 683,174,778 shares outstanding at April 27, 2017.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 27, 2017.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 27, 2017.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 27, 2017.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

LKS - LG&E and KU Services Company, a subsidiary of LKE that provides administrative, management, and support services primarily to LKE and its subsidiaries.

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

PPL WPD Limited - an indirect U.K. subsidiary of PPL Global, which carries a liability for a closed defined benefit pension plan and a receivable from WPD plc. Following a reorganization in October 2015, PPL WPD Limited is now parent to WPD plc having previously been a sister company.

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

Other terms and abbreviations

£ - British pound sterling.

2016 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2016.

Act 11 - Act 11 of 2012 that became effective on April 16, 2012. The Pennsylvania legislation authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, a DSIC.

Act 129 - Act 129 of 2008 that became effective in October 2008. The law amended the Pennsylvania Public Utility Code and created an energy efficiency and conservation program and smart metering technology requirements, adopted new PLR electricity supply procurement rules, provided remedies for market misconduct and changed the Alternative Energy Portfolio Standard.

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

ATM Program - At-the-Market stock offering program.

BSER - Best System of Emission Reduction. The degree of emission reduction the EPA determines has been adequately demonstrated when taking into account the cost of achieving such reduction and any non-air quality health and environmental impact and energy requirements.

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

DSM - Demand Side Management. Pursuant to Kentucky Revised Statute 278.285, the KPSC may determine the reasonableness of DSM programs proposed by any utility under its jurisdiction. DSM programs consist of energy efficiency programs intended to reduce peak demand and delay the investment in additional power plant construction, provide customers with tools and information regarding their energy usage and support energy efficiency.

Earnings from Ongoing Operations - A non-GAAP financial measure of earnings adjusted for the impact of special items and used in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

ECR - Environmental Cost Recovery. Pursuant to Kentucky Revised Statute 278.183, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements that apply to coal combustion wastes and byproducts from the production of energy from coal.

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

IBEW - International Brotherhood of Electrical Workers.

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

v

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2016 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	the outcome of rate cases or other cost recovery or revenue filings;

•	changes in U.S. or U.K. tax laws or regulations;

•	effects of cyber-based intrusions or natural disasters, threatened or actual terrorism, war or other hostilities;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	the March 29, 2017 notification by the U.K. to the European Council of the European Union of the U.K.'s intent to withdraw from the European Union and any actions in response thereto;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$1,951	$2,011

Operating Expenses
Operation
Fuel	191	197
Energy purchases	215	233
Other operation and maintenance	432	450
Depreciation	242	229
Taxes, other than income	75	79
Total Operating Expenses	1,155	1,188

Operating Income	796	823

Other Income (Expense) - net	(47)	61

Interest Expense	217	224

Income Before Income Taxes	532	660

Income Taxes	129	179

Net Income	$403	$481

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.59	$0.71
Diluted	$0.59	$0.71

Dividends Declared Per Share of Common Stock	$0.3950	$0.38

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	680,882	675,441
Diluted	683,084	678,817

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Net income	$403	$481

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($1), ($2)	(24)	(464)
Qualifying derivatives, net of tax of $2, ($15)	(6)	80
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $0, $19	(1)	(78)
Defined benefit plans:
Net actuarial (gain) loss, net of tax of ($9), ($9)	32	31
Total other comprehensive income (loss)	1	(431)

Comprehensive income	$404	$50

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$403	$481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	242	229
Amortization	23	18
Defined benefit plans - expense (income)	(19)	(13)
Deferred income taxes and investment tax credits	161	162
Unrealized (gains) losses on derivatives, and other hedging activities	35	(34)
Stock-based compensation expense	19	13
Other	(1)	(5)
Change in current assets and current liabilities
Accounts receivable	(43)	(62)
Accounts payable	(84)	(43)
Unbilled revenues	52	18
Fuel, materials and supplies	44	25
Prepayments	(110)	(86)
Taxes payable	(21)	15
Other current liabilities	(60)	(66)
Other	5	18
Other operating activities
Defined benefit plans - funding	(520)	(123)
Other assets	5	(5)
Other liabilities	4	15
Net cash provided by operating activities	135	557
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(677)	(656)
Expenditures for intangible assets	(3)	(6)
Net (increase) decrease in restricted cash and cash equivalents	2	—
Other investing activities	1	1
Net cash used in investing activities	(677)	(661)
Cash Flows from Financing Activities
Issuance of long-term debt	64	224
Retirement of long-term debt	—	(224)
Issuance of common stock	73	42
Payment of common stock dividends	(258)	(255)
Net increase (decrease) in short-term debt	744	351
Other financing activities	(16)	(23)
Net cash provided by (used in) financing activities	607	115
Effect of Exchange Rates on Cash and Cash Equivalents	3	(33)
Net Increase (Decrease) in Cash and Cash Equivalents	68	(22)
Cash and Cash Equivalents at Beginning of Period	341	836
Cash and Cash Equivalents at End of Period	$409	$814

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$236	$279
Accrued expenditures for intangible assets at March 31,	$62	$64

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$409	$341
Accounts receivable (less reserve: 2017, $53; 2016, $54)
Customer	702	666
Other	58	46
Unbilled revenues	427	480
Fuel, materials and supplies	312	356
Prepayments	173	63
Price risk management assets	95	63
Other current assets	51	52
Total Current Assets	2,227	2,067

Property, Plant and Equipment
Regulated utility plant	35,229	34,674
Less: accumulated depreciation - regulated utility plant	6,197	6,013
Regulated utility plant, net	29,032	28,661
Non-regulated property, plant and equipment	413	413
Less: accumulated depreciation - non-regulated property, plant and equipment	137	134
Non-regulated property, plant and equipment, net	276	279
Construction work in progress	1,099	1,134
Property, Plant and Equipment, net	30,407	30,074

Other Noncurrent Assets
Regulatory assets	1,908	1,918
Goodwill	3,050	3,060
Other intangibles	644	700
Pension benefit asset	363	9
Price risk management assets	284	336
Other noncurrent assets	151	151
Total Other Noncurrent Assets	6,400	6,174

Total Assets	$39,034	$38,315

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$1,666	$923
Long-term debt due within one year	417	518
Accounts payable	700	820
Taxes	80	101
Interest	299	270
Dividends	270	259
Customer deposits	277	276
Regulatory liabilities	82	101
Other current liabilities	465	569
Total Current Liabilities	4,256	3,837

Long-term Debt	17,958	17,808

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,055	3,889
Investment tax credits	132	132
Accrued pension obligations	776	1,001
Asset retirement obligations	429	428
Regulatory liabilities	897	899
Other deferred credits and noncurrent liabilities	422	422
Total Deferred Credits and Other Noncurrent Liabilities	6,711	6,771

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	9,917	9,841
Earnings reinvested	3,962	3,829
Accumulated other comprehensive loss	(3,777)	(3,778)
Total Equity	10,109	9,899

Total Liabilities and Equity	$39,034	$38,315

(a)	1,560,000 shares authorized; 682,427 and 679,731 shares issued and outstanding at March 31, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899
Common stock issued	2,696		97			97
Stock-based compensation			(21)			(21)
Net income				403		403
Dividends and dividend equivalents				(270)		(270)
Other comprehensive income (loss)					1	1
March 31, 2017	682,427	$7	$9,917	$3,962	$(3,777)	$10,109

December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919
Common stock issued	2,527		70			70
Stock-based compensation			(28)			(28)
Net income				481		481
Dividends and dividend equivalents				(256)		(256)
Other comprehensive income (loss)					(431)	(431)
Adoption of stock-based compensation guidance cumulative effect adjustment				7		7
March 31, 2016	676,384	$7	$9,729	$3,185	$(3,159)	$9,762

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$573	$585

Operating Expenses
Operation
Energy purchases	146	167
Other operation and maintenance	164	150
Depreciation	75	59
Taxes, other than income	29	29
Total Operating Expenses	414	405

Operating Income	159	180

Other Income (Expense) - net	1	3

Interest Expense	33	33

Income Before Income Taxes	127	150

Income Taxes	48	56

Net Income (a)	$79	$94

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$79	$94
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	75	59
Amortization	8	7
Defined benefit plans - expense	5	2
Deferred income taxes and investment tax credits	41	65
Other	—	(5)
Change in current assets and current liabilities
Accounts receivable	(27)	(43)
Accounts payable	(18)	(2)
Unbilled revenue	12	5
Prepayments	(75)	(21)
Regulatory assets and liabilities	(11)	(21)
Taxes payable	—	(8)
Other	(14)	(12)
Other operating activities
Defined benefit plans - funding	(24)	—
Other assets	5	3
Other liabilities	(1)	1
Net cash provided by operating activities	55	124

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(274)	(214)
Expenditures for intangible assets	(2)	(1)
Net cash used in investing activities	(276)	(215)

Cash Flows from Financing Activities
Issuance of long-term debt	—	224
Retirement of long-term debt	—	(224)
Contributions from parent	100	—
Payment of common stock dividends to parent	(76)	(45)
Net increase (decrease) in short-term debt	204	125
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	228	78

Net Increase (Decrease) in Cash and Cash Equivalents	7	(13)
Cash and Cash Equivalents at Beginning of Period	13	47
Cash and Cash Equivalents at End of Period	$20	$34

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$122	$115

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$20	$13
Accounts receivable (less reserve: 2017, $27; 2016, $28)
Customer	304	272
Other	16	21
Unbilled revenues	102	114
Materials and supplies	31	32
Prepayments	84	9
Regulatory assets	13	19
Other current assets	6	8
Total Current Assets	576	488

Property, Plant and Equipment
Regulated utility plant	9,987	9,654
Less: accumulated depreciation - regulated utility plant	2,767	2,714
Regulated utility plant, net	7,220	6,940
Construction work in progress	557	641
Property, Plant and Equipment, net	7,777	7,581

Other Noncurrent Assets
Regulatory assets	1,080	1,094
Intangibles	252	251
Other noncurrent assets	14	12
Total Other Noncurrent Assets	1,346	1,357

Total Assets	$9,699	$9,426

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$499	$295
Long-term debt due within one year	224	224
Accounts payable	329	367
Accounts payable to affiliates	58	42
Taxes	12	12
Interest	31	34
Regulatory liabilities	66	83
Other current liabilities	88	101
Total Current Liabilities	1,307	1,158

Long-term Debt	2,608	2,607

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,942	1,899
Accrued pension obligations	258	281
Other deferred credits and noncurrent liabilities	90	90
Total Deferred Credits and Other Noncurrent Liabilities	2,290	2,270

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	2,254	2,154
Earnings reinvested	876	873
Total Equity	3,494	3,391

Total Liabilities and Equity	$9,699	$9,426

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	66,368	$364	$2,154	$873	$3,391
Net income				79	79
Capital contributions from PPL			100		100
Dividends declared on common stock				(76)	(76)
March 31, 2017	66,368	$364	$2,254	$876	$3,494

December 31, 2015	66,368	$364	$1,934	$821	$3,119
Net income				94	94
Dividends declared on common stock				(45)	(45)
March 31, 2016	66,368	$364	$1,934	$870	$3,168

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Operating Revenues	$809	$826

Operating Expenses
Operation
Fuel	191	198
Energy purchases	69	66
Other operation and maintenance	207	202
Depreciation	105	99
Taxes, other than income	16	15
Total Operating Expenses	588	580

Operating Income	221	246

Other Income (Expense) - net	(2)	(1)

Interest Expense	49	49

Interest Expense with Affiliate	4	4

Income Before Income Taxes	166	192

Income Taxes	63	72

Net Income (a)	$103	$120

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$103	$120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	105	99
Amortization	7	7
Defined benefit plans - expense	8	7
Deferred income taxes and investment tax credits	48	68
Change in current assets and current liabilities
Accounts receivable	21	(15)
Accounts payable	(28)	25
Accounts payable to affiliates	7	5
Unbilled revenues	22	8
Fuel, materials and supplies	41	21
Taxes payable	(2)	(25)
Accrued interest	42	42
Other	(38)	(24)
Other operating activities
Defined benefit plans - funding	(22)	(33)
Expenditures for asset retirement obligations	(6)	(2)
Other assets	1	—
Other liabilities	3	—
Net cash provided by operating activities	312	303
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(184)	(219)
Net cash provided by (used in) investing activities	(184)	(219)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	(81)	93
Net increase (decrease) in short-term debt	58	(149)
Debt issuance and credit facility costs	(1)	(1)
Distributions to member	(102)	(29)
Net cash provided by (used in) financing activities	(126)	(86)
Net Increase (Decrease) in Cash and Cash Equivalents	2	(2)
Cash and Cash Equivalents at Beginning of Period	13	30
Cash and Cash Equivalents at End of Period	$15	$28

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$75	$117

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$15	$13
Accounts receivable (less reserve: 2017, $24; 2016, $24)
Customer	215	235
Other	24	17
Unbilled revenues	148	170
Fuel, materials and supplies	256	297
Prepayments	25	24
Regulatory assets	23	20
Other current assets	7	4
Total Current Assets	713	780

Property, Plant and Equipment
Regulated utility plant	12,810	12,746
Less: accumulated depreciation - regulated utility plant	1,550	1,465
Regulated utility plant, net	11,260	11,281
Construction work in progress	376	317
Property, Plant and Equipment, net	11,636	11,598

Other Noncurrent Assets
Regulatory assets	828	824
Goodwill	996	996
Other intangibles	93	95
Other noncurrent assets	78	78
Total Other Noncurrent Assets	1,995	1,993

Total Assets	$14,344	$14,371

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$243	$185
Long-term debt due within one year	94	194
Notes payable with affiliate	82	163
Accounts payable	204	251
Accounts payable to affiliates	13	6
Customer deposits	56	56
Taxes	37	39
Price risk management liabilities	4	4
Regulatory liabilities	16	18
Interest	74	32
Asset retirement obligations	58	60
Other current liabilities	88	119
Total Current Liabilities	969	1,127

Long-term Debt

Long-term debt	4,572	4,471
Long-term debt to affiliate	400	400
Total Long-term Debt	4,972	4,871

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,786	1,735
Investment tax credits	131	132
Accrued pension obligations	332	350
Asset retirement obligations	374	373
Regulatory liabilities	897	899
Price risk management liabilities	25	27
Other deferred credits and noncurrent liabilities	188	190
Total Deferred Credits and Other Noncurrent Liabilities	3,733	3,706

Commitments and Contingent Liabilities (Notes 6 and 9)

Member's Equity	4,670	4,667

Total Liabilities and Equity	$14,344	$14,371

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2016	$4,667
Net income	103
Distributions to member	(102)
Other comprehensive income	2
March 31, 2017	$4,670

December 31, 2015	$4,517
Net income	120
Distributions to member	(29)
Other comprehensive income	1
March 31, 2016	$4,609

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Operating Revenues
Retail and wholesale	$374	$375
Electric revenue from affiliate	17	11
Total Operating Revenues	391	386

Operating Expenses
Operation
Fuel	80	78
Energy purchases	64	62
Energy purchases from affiliate	2	2
Other operation and maintenance	87	87
Depreciation	44	41
Taxes, other than income	8	8
Total Operating Expenses	285	278

Operating Income	106	108

Other Income (Expense) - net	(2)	—

Interest Expense	17	17

Income Before Income Taxes	87	91

Income Taxes	33	35

Net Income (a)	$54	$56

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$54	$56
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	44	41
Amortization	3	3
Defined benefit plans - expense	2	3
Deferred income taxes and investment tax credits	31	37
Change in current assets and current liabilities
Accounts receivable	13	(5)
Accounts receivable from affiliates	1	(4)
Accounts payable	(12)	5
Accounts payable to affiliates	(4)	—
Unbilled revenues	9	7
Fuel, materials and supplies	33	31
Taxes payable	(28)	(9)
Accrued interest	13	13
Other	(11)	(9)
Other operating activities
Defined benefit plans - funding	(1)	(13)
Expenditures for asset retirement obligations	(4)	(1)
Other assets	2	—
Other liabilities	(3)	2
Net cash provided by operating activities	142	157
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(94)	(109)
Net cash provided by (used in) investing activities	(94)	(109)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	38	(60)
Debt issuance and credit facility costs	—	(1)
Payment of common stock dividends to parent	(87)	(25)
Contributions from parent	—	30
Net cash provided by (used in) financing activities	(49)	(56)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	(8)
Cash and Cash Equivalents at Beginning of Period	5	19
Cash and Cash Equivalents at End of Period	$4	$11

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$34	$77

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$4	$5
Accounts receivable (less reserve: 2017, $2; 2016, $2)
Customer	97	109
Other	10	11
Accounts receivable from affiliates	27	28
Unbilled revenues	66	75
Fuel, materials and supplies	110	143
Prepayments	12	12
Regulatory assets	12	9
Other current assets	2	1
Total Current Assets	340	393

Property, Plant and Equipment
Regulated utility plant	5,396	5,357
Less: accumulated depreciation - regulated utility plant	534	498
Regulated utility plant, net	4,862	4,859
Construction work in progress	156	133
Property, Plant and Equipment, net	5,018	4,992

Other Noncurrent Assets
Regulatory assets	448	450
Goodwill	389	389
Other intangibles	57	59
Other noncurrent assets	16	17
Total Other Noncurrent Assets	910	915

Total Assets	$6,268	$6,300

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$207	$169
Long-term debt due within one year	94	194
Accounts payable	115	148
Accounts payable to affiliates	22	26
Customer deposits	27	27
Taxes	12	40
Price risk management liabilities	4	4
Regulatory liabilities	5	5
Interest	24	11
Asset retirement obligations	29	41
Other current liabilities	27	36
Total Current Liabilities	566	701

Long-term Debt	1,524	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,006	974
Investment tax credits	36	36
Accrued pension obligations	50	53
Asset retirement obligations	114	104
Regulatory liabilities	419	419
Price risk management liabilities	25	27
Other deferred credits and noncurrent liabilities	85	87
Total Deferred Credits and Other Noncurrent Liabilities	1,735	1,700

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,682	1,682
Earnings reinvested	337	370
Total Equity	2,443	2,476

Total Liabilities and Equity	$6,268	$6,300

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	21,294	$424	$1,682	$370	$2,476
Net income				54	54
Cash dividends declared on common stock				(87)	(87)
March 31, 2017	21,294	$424	$1,682	$337	$2,443

December 31, 2015	21,294	$424	$1,611	$295	$2,330
Net income				56	56
Capital contributions from LKE			30		30
Cash dividends declared on common stock				(25)	(25)
March 31, 2016	21,294	$424	$1,641	$326	$2,391

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Operating Revenues
Retail and wholesale	$435	$451
Electric revenue from affiliate	2	2
Total Operating Revenues	437	453

Operating Expenses
Operation
Fuel	111	120
Energy purchases	5	4
Energy purchases from affiliate	17	11
Other operation and maintenance	109	106
Depreciation	60	58
Taxes, other than income	8	7
Total Operating Expenses	310	306

Operating Income	127	147

Other Income (Expense) - net	(1)	(2)

Interest Expense	24	24

Income Before Income Taxes	102	121

Income Taxes	39	46

Net Income (a)	$63	$75

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$63	$75
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	60	58
Amortization	4	4
Defined benefit plans - expense	2	2
Deferred income taxes and investment tax credits	37	44
Change in current assets and current liabilities
Accounts receivable	8	(8)
Accounts payable	(4)	23
Accounts payable to affiliates	(7)	2
Unbilled revenues	13	1
Fuel, materials and supplies	8	(10)
Taxes payable	(34)	(8)
Accrued interest	22	22
Other	(12)	1
Other operating activities
Defined benefit plans - funding	(19)	(10)
Expenditures for asset retirement obligations	(2)	(1)
Other assets	(1)	—
Other liabilities	1	—
Net cash provided by operating activities	139	195
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(89)	(110)
Net cash provided by (used in) investing activities	(89)	(110)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	20	(14)
Debt issuance and credit facility costs	—	(1)
Payment of common stock dividends to parent	(70)	(64)
Net cash provided by (used in) financing activities	(50)	(79)
Net Increase (Decrease) in Cash and Cash Equivalents	—	6
Cash and Cash Equivalents at Beginning of Period	7	11
Cash and Cash Equivalents at End of Period	$7	$17

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$41	$40

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$7	$7
Accounts receivable (less reserve: 2017, $1; 2016, $2)
Customer	118	126
Other	13	5
Unbilled revenues	82	95
Fuel, materials and supplies	146	154
Prepayments	12	12
Regulatory assets	11	11
Other current assets	5	3
Total Current Assets	394	413

Property, Plant and Equipment
Regulated utility plant	7,405	7,382
Less: accumulated depreciation - regulated utility plant	1,014	965
Regulated utility plant, net	6,391	6,417
Construction work in progress	219	181
Property, Plant and Equipment, net	6,610	6,598

Other Noncurrent Assets
Regulatory assets	380	374
Goodwill	607	607
Other intangibles	36	36
Other noncurrent assets	59	57
Total Other Noncurrent Assets	1,082	1,074

Total Assets	$8,086	$8,085

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$36	$16
Accounts payable	76	78
Accounts payable to affiliates	50	56
Customer deposits	29	29
Taxes	11	45
Regulatory liabilities	11	13
Interest	38	16
Asset retirement obligations	29	19
Other current liabilities	27	36
Total Current Liabilities	307	308

Long-term Debt	2,327	2,327

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,208	1,170
Investment tax credits	95	96
Accrued pension obligations	44	62
Asset retirement obligations	260	269
Regulatory liabilities	478	480
Other deferred credits and noncurrent liabilities	50	50
Total Deferred Credits and Other Noncurrent Liabilities	2,135	2,127

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,616	2,616
Accumulated other comprehensive loss	—	(1)
Earnings reinvested	393	400
Total Equity	3,317	3,323

Total Liabilities and Equity	$8,086	$8,085

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323
Net income				63		63
Cash dividends declared on common stock				(70)		(70)
Other comprehensive income					1	1
March 31, 2017	37,818	$308	$2,616	$393	$—	$3,317

December 31, 2015	37,818	$308	$2,596	$383	$—	$3,287
Net income				75		75
Cash dividends declared on common stock				(64)		(64)
March 31, 2016	37,818	$308	$2,596	$394	$—	$3,298

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2016 is derived from that Registrant's 2016 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2016 Form 10-K. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2017 financial statements.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each indicated Registrant's 2016 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months ended March 31, 2017 and 2016, PPL Electric purchased $356 million and $382 million of accounts receivable from alternative electricity suppliers.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2016 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are as follows:

	Three Months
	2017	2016
Income Statement Data
Revenues from external customers
U.K. Regulated	$568	$595
Kentucky Regulated	809	826
Pennsylvania Regulated	573	585
Corporate and Other	1	5
Total	$1,951	$2,011

Net Income
U.K. Regulated (a)	$286	$289
Kentucky Regulated	95	112
Pennsylvania Regulated	79	94
Corporate and Other	(57)	(14)
Total	$403	$481

(a)	Includes unrealized gains and losses from hedging foreign-currency related economic activity. See Note 13 for additional information.

Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	March 31, 2017	December 31, 2016
Balance Sheet Data
Assets
U.K. Regulated (a)	$15,039	$14,537
Kentucky Regulated	14,010	14,037
Pennsylvania Regulated	9,699	9,426
Corporate and Other (b)	286	315
Total	$39,034	$38,315

(a)	Includes $10.9 billion and $10.8 billion of net PP&E as of March 31, 2017 and December 31, 2016. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2017	2016
Income (Numerator)
Net income	$403	$481
Less amounts allocated to participating securities	1	2
Net income available to PPL common shareowners - Basic and Diluted	$402	$479

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	680,882	675,441
Add incremental non-participating securities:
Share-based payment awards	2,202	3,376
Weighted-average shares - Diluted EPS	683,084	678,817

Basic EPS
Net Income available to PPL common shareowners	$0.59	$0.71

Diluted EPS
Net Income available to PPL common shareowners	$0.59	$0.71

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months
	2017	2016
Stock-based compensation plans (a)	887	2,125
DRIP	445	402

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for additional information on common stock issued under the ATM Program.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2017	2016
Stock options	696	696

5. Income Taxes

Reconciliations of income taxes for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$186	$231
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	13
Valuation allowance adjustments	5	6
Impact of lower U.K. income tax rates	(48)	(54)
U.S. income tax on foreign earnings - net of foreign tax credit	(9)	(2)
Impact of the U.K. Finance Acts	(3)	—
Depreciation not normalized	(3)	(1)
Interest benefit on U.K. financing entities	(4)	(5)
Stock-based compensation	(3)	(8)
Other	(5)	(1)
Total increase (decrease)	(57)	(52)
Total income taxes	$129	$179

(PPL Electric)
	Three Months
	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$44	$53
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	9
Depreciation not normalized	(2)	(1)
Stock-based compensation	(2)	(5)
Total increase (decrease)	4	3
Total income taxes	$48	$56

(LKE)
	Three Months
	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$58	$67
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	6	7
Other	(1)	(2)
Total increase (decrease)	5	5
Total income taxes	$63	$72

(LG&E)
	Three Months
	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$30	$32
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3
Total increase (decrease)	3	3
Total income taxes	$33	$35

(KU)
	Three Months
	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$36	$42
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4
Other	(1)	—
Total increase (decrease)	3	4
Total income taxes	$39	$46

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Current Regulatory Assets:
Environmental cost recovery	$6	$6	$—	$—
Generation formula rate	11	11	—	—
Transmission service charge	—	7	—	7
Smart meter rider	8	6	8	6
Storm costs	4	5	4	5
Other	7	4	1	1
Total current regulatory assets (a)	$36	$39	$13	$19

Noncurrent Regulatory Assets:
Defined benefit plans	$936	$947	$543	$549
Taxes recoverable through future rates	343	340	343	340
Storm costs	44	57	—	9
Unamortized loss on debt	58	61	34	36
Interest rate swaps	126	129	—	—
Accumulated cost of removal of utility plant	160	159	160	159
AROs	228	211	—	—
Other	13	14	—	1
Total noncurrent regulatory assets	$1,908	$1,918	$1,080	$1,094

Current Regulatory Liabilities:
Generation supply charge	$19	$23	$19	$23
Transmission service charge	5	—	5	—
Demand side management	2	3	—	—
Universal service rider	14	14	14	14
Transmission formula rate	6	15	6	15
Fuel adjustment clause	13	11	—	—
Act 129 compliance rider	16	17	16	17
Storm damage expense	5	13	5	13
Other	2	5	1	1
Total current regulatory liabilities	$82	$101	$66	$83

	PPL		PPL Electric
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$701	$700	$—	$—
Power purchase agreement - OVEC (b)	74	75	—	—
Net deferred tax assets	22	23	—	—
Defined benefit plans	23	23	—	—
Interest rate swaps	76	78	—	—
Other	1	—	—	—
Total noncurrent regulatory liabilities	$897	$899	$—	$—

	LKE		LG&E		KU
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Current Regulatory Assets:
Environmental cost recovery	$6	$6	$6	$6	$—	$—
Generation formula rate	11	11	—	—	11	11
Other	6	3	6	3	—	—
Total current regulatory assets	$23	$20	$12	$9	$11	$11

Noncurrent Regulatory Assets:
Defined benefit plans	$393	$398	$242	$246	$151	$152
Storm costs	44	48	24	26	20	22
Unamortized loss on debt	24	25	15	16	9	9
Interest rate swaps	126	129	86	88	40	41
AROs	228	211	77	70	151	141
Plant retirement costs	3	4	—	—	3	4
Other	10	9	4	4	6	5
Total noncurrent regulatory assets	$828	$824	$448	$450	$380	$374

Current Regulatory Liabilities:
Demand side management	$2	$3	$1	$2	$1	$1
Fuel adjustment clause	13	11	4	2	9	9
Other	1	4	—	1	1	3
Total current regulatory liabilities	$16	$18	$5	$5	$11	$13

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$701	$700	$308	$305	$393	$395
Power purchase agreement - OVEC (b)	74	75	51	52	23	23
Net deferred tax assets	22	23	22	23	—	—
Defined benefit plans	23	23	—	—	23	23
Interest rate swaps	76	78	38	39	38	39
Other	1	—	—	—	1	—
Total noncurrent regulatory liabilities	$897	$899	$419	$419	$478	$480

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)	This liability was recorded as an offset to an intangible asset that was recorded at fair value upon the acquisition of LKE by PPL.

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

On April 19, 2017 and May 1, 2017, LG&E and KU, along with all intervening parties to the proceeding, filed with the KPSC, stipulation and recommendation agreements (stipulations) resolving all issues with the parties. Among other things, the proposed stipulations provide for increases in annual revenue requirements associated with KU base electricity rates of $55 million, LG&E base electricity rates of $59 million and LG&E base gas rates of $8 million, reflecting a return on equity of 9.75%, and the withdrawal of LG&E's and KU's request for a CPCN for the Advanced Metering System. The proposed stipulations would result in a base electricity rate increase of 3.4% at KU and base electricity and gas rate increases of 5.4% and 2.3% at LG&E. The proposed stipulations remain subject to KPSC approval. If approved, new rates and all elements of the stipulations would be effective July 1, 2017. A public hearing on the applications is scheduled to commence on May 9, 2017. LG&E and KU cannot predict the outcome of these proceedings.

Gas Franchise (LKE and LG&E)

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

In August 2016, Louisville/Jefferson County submitted a motion to dismiss the proceeding filed by LG&E, and, in November 2016 filed an amended complaint against LG&E relating to these issues. LG&E submitted KPSC filings to respond to, request dismissal of and consolidate certain claims or aspects of the proceedings. In January 2017, the KPSC issued an order denying Louisville/Jefferson County's motion to dismiss, consolidating the matter with LG&E's filed application and establishing a procedural schedule for the case. Until the KPSC issues a final order in this proceeding, LG&E cannot predict the ultimate outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operation. LG&E continues to provide gas service to customers in this franchise area at existing rates, but without collecting or remitting a franchise fee.

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

PPL Electric has received PUC approval of its biannual DSP procurement plans for all prior periods required under Act 129. In January 2016, PPL Electric filed a Petition for Approval of a new DSP procurement plan with the PUC for the period June 1, 2017 through May 31, 2021. The parties to the proceeding reached a settlement on all but one issue and a partial settlement agreement and briefs on the open issue were submitted to the Administrative Law Judge (ALJ) in July 2016. In August 2016, the ALJ issued an initial decision, and certain parties filed exceptions and reply exceptions. In October 2016, the PUC issued an order approving the partial settlement agreement and adopting the initial decision with minor modifications. In November 2016, Retail Electric Supply Association (RESA) filed a Petition for Reconsideration of the portion of the October 2016 order that approved the Customer Assistance Program Standard Offer Referral Program (CAP-SOP). In January 2017, the PUC issued an order denying RESA's Petition for Reconsideration and closing the record. In February 2017, RESA filed a Petition for Review with the Commonwealth Court of Pennsylvania regarding the CAP-SOP. This matter remains pending before the court.

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

	March 31, 2017					December 31, 2016
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2022	£210	£161	£—	£49	£160	£—
Term Loan Facility (b)	Dec. 2017	230	230	—	—	—	—
WPD (South West)
Syndicated Credit Facility (c)	July 2021	245	72	—	173	110	—
WPD (East Midlands)
Syndicated Credit Facility (d)	July 2021	300	128	—	172	9	—
WPD (West Midlands)
Syndicated Credit Facility	July 2021	300	—	—	300	—	—
Uncommitted Credit Facilities (e)		90	—	4	86	60	4
Total U.K. Credit Facilities (f)		£1,375	£591	£4	£780	£339	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2022	$950	$—	$189	$761	$—	$20
Syndicated Credit Facility	Nov. 2018	300	—	—	300	—	—
Bilateral Credit Facility	Mar. 2018	150	—	17	133	—	17
Total PPL Capital Funding Credit Facilities		$1,400	$—	$206	$1,194	$—	$37

	March 31, 2017					December 31, 2016
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL Electric
Syndicated Credit Facility	Jan. 2022	$650	$—	$500	$150	$—	$296

LKE
Syndicated Credit Facility	Oct. 2018	$75	$—	$—	$75	$—	$—

LG&E
Syndicated Credit Facility	Jan. 2022	$500	$—	$207	$293	$—	$169

KU
Syndicated Credit Facility	Jan. 2022	$400	$—	$36	$364	$—	$16
Letter of Credit Facility	Oct. 2017	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$234	$364	$—	$214

(a)
The amounts borrowed at March 31, 2017 and December 31, 2016 were USD-denominated borrowings of $200 million for both periods, which bore interest at 1.61% and 1.43%. The unused capacity reflects the amount borrowed in GBP of £161 million as of the date borrowed.

(b)	The amount borrowed at March 31, 2017 was a GBP-denominated borrowing which equated to $286 million and bore interest at 1.51%.

(c)	The amounts borrowed at March 31, 2017 and December 31, 2016 were GBP-denominated borrowings which equated to $90 million and $137 million and bore interest at 0.66% for both periods.

(d)	The amounts borrowed at March 31, 2017 and December 31, 2016 were GBP-denominated borrowings which equated to $159 million and $11 million and bore interest at 0.66% for both periods.

(e)	The amount borrowed at December 31, 2016 was a GBP-denominated borrowing which equated to $75 million and bore interest at 1.26%.

(f)	At March 31, 2017, the unused capacity under the U.K. credit facilities was $972 million.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	March 31, 2017				December 31, 2016
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	1.25%	$1,000	$189	$811	1.10%	$20
PPL Electric	1.26%	650	499	151	1.05%	295
LG&E	1.19%	350	207	143	0.94%	169
KU	1.18%	350	36	314	0.87%	16
Total		$2,350	$931	$1,419		$500

(LKE)

See Note 10 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In March 2017, WPD (South Wales) issued £50 million of 0.01% Index-linked Senior Notes due 2029. WPD (South Wales) received proceeds of £53 million, which equated to $64 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indenture. The proceeds will be used for general corporate purposes.

(PPL, LKE and LG&E)

In April 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2003 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were remarketed at a long term rate and will bear interest at 1.50% through their mandatory purchase date of April 1, 2019.

(PPL)

ATM Program

In February 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. For the periods ended March 31, PPL issued the following:

	Three Months
	2017	2016
Number of shares (in thousands)	1,364	—
Average share price	$36.66	$—
Net Proceeds	$50	$—

Distributions

In February 2017, PPL declared a quarterly common stock dividend, payable April 3, 2017, of 39.5 cents per share (equivalent to $1.58 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

	Pension Benefits
	Three Months
	U.S.		U.K.
	2017	2016	2017	2016
PPL
Service cost	$17	$17	$19	$18
Interest cost	42	43	43	62
Expected return on plan assets	(57)	(56)	(125)	(133)
Amortization of:
Prior service cost	2	1	—	—
Actuarial loss	20	15	35	37
Net periodic defined benefit costs (credits) before special termination benefits	24	20	(28)	(16)
Special termination benefits (a)	2	—	—	—
Net periodic defined benefit costs (credits)	$26	$20	$(28)	$(16)

(a)
Enhanced pension benefits offered to certain PPL Electric bargaining unit employees under a one-time voluntary retirement window offered as part of the new five year IBEW contract ratified in March 2017.

	Pension Benefits
	Three Months
	2017	2016
LKE
Service cost	$7	$6
Interest cost	16	17
Expected return on plan assets	(22)	(21)
Amortization of:
Prior service cost	2	1
Actuarial loss	11	5
Net periodic defined benefit costs	$14	$8

LG&E
Interest cost	$3	$3
Expected return on plan assets	(5)	(5)
Amortization of:
Prior service cost	1	1
Actuarial loss	3	2
Net periodic defined benefit costs	$2	$1

	Other Postretirement Benefits
	Three Months
	2017	2016
PPL
Service cost	$2	$2
Interest cost	6	6
Expected return on plan assets	(6)	(5)
Net periodic defined benefit costs	$2	$3

LKE
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(1)	(2)
Amortization of prior service cost	—	1
Net periodic defined benefit costs	$2	$2

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

	Three Months
	2017	2016
PPL Electric	$8	$6
LG&E	3	2
KU	4	3

Expected Cash Flows - U.K. Pension Plans

(PPL)

For the three months ended March 31, 2017, WPD contributed $462 million to its U.K. pension plans. WPD made additional contributions in the second quarter of 2017 of $23 million. These accelerated contributions fund all 2017 required contributions and a portion of 2018 required contributions. WPD does not expect to make additional contributions in 2017.

9. Commitments and Contingencies

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

Cane Run Environmental Claims (PPL, LKE and LG&E)

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the Cane Run plant. In their individual capacities, these plaintiffs sought compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In November 2016, plaintiffs filed an amended complaint removing the personal injury claims and removing certain previously named plaintiffs. In February 2017, the District Court issued an order dismissing PPL as a defendant and dismissing the final federal claim against LG&E under the Clean Air Act, and directed the parties to submit briefs regarding whether the court should continue to exercise supplemental jurisdiction regarding the remaining state law-only claims. On April 13, 2017, the District Court issued an order declining to exercise supplemental jurisdiction and dismissing the case in its entirety, subject to certain federal appeals or state court re-filing rights of the parties. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

E.W. Brown Environmental Claims (PPL, LKE and KU)

In October 2015, KU received a notice of intent from Earthjustice and the Sierra Club informing certain federal and state agencies of the Sierra Club's intent to file a citizen suit, following expiration of the mandatory 60-day notification period, for alleged violations of the Clean Water Act. The claimants allege discharges at the E.W. Brown plant in violation of applicable rules and the plant's water discharge permit. The claimants assert that, unless the alleged discharges are promptly brought into compliance, it intends to seek civil penalties, injunctive relief and attorney's fees. In November 2015, the claimants submitted an amended notice of intent to add the Kentucky Waterways Alliance as a claimant. In October 2016, the claimants submitted an additional notice of intent alleging management of waste in a manner that may present an imminent and substantial endangerment under the RCRA. PPL, LKE and KU cannot predict the outcome of this matter or the potential impact on the operations of the E.W. Brown plant, including increased capital or operating costs, if any.

Trimble County Water Discharge Permit (PPL, LKE, LG&E and KU)

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant. In November 2010, the KEEC issued a final order upholding the permit, which was subsequently appealed by the environmental groups. In September 2013, the Franklin Circuit Court reversed the KEEC order upholding the permit and remanded the permit to the agency for further proceedings. LG&E and the KEEC appealed the order to the Kentucky Court of Appeals. In July 2015, the Court of Appeals upheld the lower court ruling. LG&E and the KEEC moved for discretionary review by the Kentucky Supreme Court. In February 2016, the Kentucky Supreme Court issued an order granting discretionary review and oral arguments were held in September 2016. On April 27, 2017, the Kentucky Supreme Court issued an order reversing the decision of the appellate court and upholding the permit issued to LG&E by the KEEC. PPL, LKE, LG&E and KU are unable to predict the outcome of this matter or the potential impact on the operations of the Trimble County plant, including increased capital or operating costs, if any, but do not expect such costs to be material.

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

PPL Electric, LG&E and KU monitor their compliance with the Reliability Standards and self-report or self-log potential violations of applicable reliability requirements whenever identified, and submit accompanying mitigation plans, as required. The resolution of a small number of potential violations is pending. Penalties incurred to date have not been significant. Any Regional Reliability Entity (including RFC or SERC) determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time. The Registrants cannot predict the outcome of these matters, and cannot estimate a range of reasonably possible losses, if any.

Environmental Matters

(All Registrants)

Due to the environmental issues discussed below or other environmental matters, it may be necessary for the Registrants to modify, curtail, replace or cease operation of certain facilities or performance of certain operations to comply with statutes, regulations and other requirements of regulatory bodies or courts. In addition, legal challenges to new environmental permits or rules add to the uncertainty of estimating the future cost of these permits and rules. Finally, the regulatory reviews specified in the President's March 2017 Executive Order (the March 2017 Executive Order) promoting energy independence and economic growth could result in future regulatory changes and additional uncertainty.

WPD's distribution businesses are subject to certain statutory and regulatory environmental requirements. It may be necessary for WPD to incur significant compliance costs, which costs may be recoverable through rates subject to the approval of Ofgem. PPL believes that WPD has taken and continues to take measures to comply with all applicable environmental laws and regulations.

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

National Ambient Air Quality Standards (NAAQS)

Under the Clean Air Act, the EPA is required to reassess the NAAQS for certain air pollutants on a five-year schedule. In 2008, the EPA revised the NAAQS for ozone and proposed to further strengthen the standard in November 2014. The EPA released a new ozone standard on October 1, 2015. The states and the EPA will determine attainment with the new ozone standard through review of relevant ambient air monitoring data, with attainment or nonattainment designations scheduled no later than October 2017. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. States that are not in the ozone transport region, including Kentucky, worked together to evaluate the need for further nitrogen oxide reductions from fossil-fueled plants with SCRs. Based on regulatory developments to date, PPL, LKE, LG&E and KU do not anticipate requirements for nitrogen oxide reductions beyond those currently required under the Cross State Air Pollution Rule.

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

Mercury and Air Toxics Standards (MATS)

In February 2012, the EPA finalized the MATS rule requiring reductions of mercury and other hazardous air pollutants from fossil-fuel fired power plants, with an effective date of April 16, 2012. In a subsequent judicial challenge, the U.S. Supreme Court held that the EPA failed to properly consider costs when deciding to regulate hazardous air emissions from power plants under MATS. The U.S. Supreme Court remanded the matter to the D.C. Circuit Court which, in December 2015, remanded the rule to the EPA without vacating it. The EPA has proposed a supplemental finding regarding costs of the rule. The EPA's MATS rule remains in effect during the pendency of the ongoing proceedings.

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

In December 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate, which establishes a comprehensive framework for the reduction of greenhouse gas (GHG) emissions from both developed and developing nations. Although the agreement does not establish binding reduction requirements, it requires each nation to prepare, communicate, and maintain GHG reduction commitments. Reductions can be achieved in a variety of ways, including energy conservation, power plant efficiency improvements, reduced utilization of coal-fired generation or replacing coal-fired generation with natural gas or renewable generation. Based on the EPA's Clean Power Plan described below, the U.S. has committed to an initial reduction target of 26% to 28% below 2005 levels by 2025. The March 2017 Executive Order directed the EPA to review proposed and final rules relating to greenhouse gas reductions for consistency with certain policy directives and suspend, revise, or rescind those rules as appropriate. Additionally, the March 2017 Executive Order directs rescission of specified guidance, directives, and prior Presidential actions regarding climate change. PPL, LKE, LG&E and KU cannot predict the outcome of such regulatory actions or the impact, if any, on plant operations, rate treatment or future capital or operating needs.

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon allowances to offset emissions associated with WPD's operations. The cost of these allowances is included in WPD's current operating expenses.

The EPA's Rules under Section 111 of the Clean Air Act

As further described below, the EPA finalized rules imposing GHG emission standards for both new and existing power plants. The EPA has also issued a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan under these rules. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act has been challenged in the D.C. Circuit Court by several states and industry groups. On February 9, 2016, the U.S. Supreme Court stayed the rule for existing plants (the Clean Power Plan) pending the D.C. Circuit Court's review and subsequent review by the U.S. Supreme Court if a writ of certiorari is filed and granted.

The EPA's rule for new power plants imposes separate emission standards for coal and natural gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially viable, the rule effectively precludes the construction of new coal-fired plants. The standard for NGCC power plants is the same as what the EPA proposed in 2012 and is not continuously achievable. The preclusion of new coal-fired plants and the compliance difficulties posed for new natural gas-fired plants could have a significant industry-wide impact.

The President's March 2017 Executive Order requires the EPA to review the rules for new and existing power plants and suspend, revise or rescind them as appropriate.

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

LG&E and KU are monitoring developments at the state and federal level. Various states, industry groups and individual companies including LKE have filed petitions for reconsideration with EPA and petitions for review with the D.C. Circuit Court challenging the Clean Power Plan. In February 2016, the U.S. Supreme Court stayed the rule pending the D.C. Circuit Court's review. In light of the President's March 2017 Executive Order the next steps in this litigation are unclear. Additionally, the EPA has commenced review of the Clean Power Plan and related actions, as directed by the President's March 2017 Executive Order, to determine whether various rules should be suspended, revised or rescinded. PPL, LKE, LG&E and KU cannot predict the outcome of the pending litigation, any changes in regulations, interpretations, or litigation positions that may be implemented by the U.S. presidential administration or the potential impact, if any, on plant operations, or future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to cost recovery.

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

Recently enacted federal legislation has authorized the EPA to approve equally protective state programs that would operate in lieu of the CCR Rule. Kentucky is close to finalizing a state rule aimed at reflecting the requirements of the federal rule.

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

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs during 2015 and 2016. See Note 19 in the Registrants' 2016 Form 10-K for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

Seepages and Groundwater Infiltration

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various LG&E and KU plants. LG&E and KU have completed, or are completing, assessments of seepages or groundwater infiltration at various facilities and have completed, or are working with agencies to implement, further testing, monitoring or abatement measures, where applicable. A range of reasonable possible losses cannot currently be estimated. Depending on the circumstances in each case, certain costs, which may be subject to rate recovery, could be significant.

(All Registrants)

Waters of the United States (WOTUS)

The U.S. Court of Appeals for the Sixth Circuit has issued a stay of the EPA's rule on the definition of WOTUS pending the court's review of the rule. The effect of the stay is that the WOTUS rule is not in effect anywhere. On February 28, 2017, the President issued an Executive Order directing the EPA and the U.S. Army Corps of Engineers to review the rule for consistency with certain policy directives and rescind or revise it as appropriate. Additionally, the Executive Order directs the agencies to interpret certain jurisdictional provisions in a manner consistent with specified U.S. Supreme Court precedent. The ultimate outcome of the pending judicial and regulatory reviews of the rule remains uncertain. Because of the strict permitting programs already in place in Kentucky and Pennsylvania, the Registrants do not expect the rule to have a significant impact on their operations.

Other Issues

On June 22, 2016, the "Frank Lautenberg Chemical Safety Act" took effect as an amendment to the Toxic Substance Control Act (TSCA). The Act made no changes to the pre-existing TSCA rules as it pertains to polychlorinated biphenyls (PCB). The EPA continues to reassess its PCB regulations as part of the 2010 Advanced Notice of Proposed Rulemaking (ANPRM). The EPA's ANPRM rulemaking is to occur in two phases. Only the second part of the rule, currently scheduled for November 2017, is applicable to PPL operations. This part of the rule relates to the use of PCBs in electrical equipment and natural gas pipelines, as well as continued use of PCB-contaminated porous surfaces. Although the first rulemaking will not directly affect the Registrants' operations, it may indicate certain approaches or principles to occur in the later rulemaking which may affect Registrants' facilities in the United States, including phase-out of some or all equipment containing PCBs. Should such a phase-out be required, the costs, which are subject to rate recovery, could be significant.

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

At March 31, 2017 and December 31, 2016, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites noted above. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

Other

Labor Union Agreements

(PPL and PPL Electric)

In March 2017, members of the IBEW ratified a new five-year labor agreement with PPL. The contract covers nearly 1,400 employees and is effective May 22, 2017. The terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL or PPL Electric.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2017. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at March 31, 2017 and December 31, 2016 was $22 million for PPL and $17 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at March 31, 2017		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2019
WPD guarantee of pension and other obligations of unconsolidated entities	105	(c)

PPL Electric
Guarantee of inventory value	17	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At March 31, 2017, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $120 million at March 31, 2017, consisting of LG&E's share of $83 million and KU's share of $37 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2016 Form 10-K for additional information on the OVEC power purchase contract. In connection with recent credit market related developments at OVEC or certain of its sponsors, such parties, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs and accelerated maturities of OVEC's existing short and long-term debt. The ultimate outcome of these matters, including any potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract cannot be predicted.

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

10. Related Party Transactions

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services, PPL EU Services and LKS provide PPL, PPL Electric, LKE, their respective subsidiaries, including LG&E and KU, and each other, as applicable, with administrative, management and support services. For all service companies, the costs of these services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended March 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months
	2017	2016
PPL Electric from PPL Services	$51	$37
LKE from PPL Services	6	5
PPL Electric from PPL EU Services	18	17
LG&E from LKS	44	47
KU from LKS	44	56

In addition to the charges for services noted above, LKS makes payments on behalf of LG&E and KU for fuel purchases and other costs for products or services provided by third parties. LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overheads associated with union and hourly employees performing work for the other company, charges related to jointly owned generating units and other miscellaneous charges. Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings (LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At March 31, 2017 and December 31, 2016, $82 million and $163 million were outstanding and reflected in "Notes payable with affiliate" on the Balance Sheets. The interest rates on the outstanding borrowing at March 31, 2017 and December 31, 2016 were 2.29% and 2.12%.

In November 2015, LKE entered into a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At March 31, 2017 and December 31, 2016, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was not significant at March 31, 2017 and 2016.

Other (PPL Electric, LG&E and KU)

See Note 8 for discussions regarding intercompany allocations associated with defined benefits.

11. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three months ended March 31, 2017 and 2016 consisted primarily of gains (losses) on foreign currency contracts to economically hedge PPL's translation risk related to its GBP denominated earnings in the U.K. See Note 13 for additional information on these derivatives.

12. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three months ended March 31, 2017 and 2016, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2016 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$409	$409	$—	$—	$341	$341	$—	$—
Restricted cash and cash equivalents (a)	25	25	—	—	26	26	—	—
Price risk management assets (b):
Foreign currency contracts	200	—	200	—	211	—	211	—
Cross-currency swaps	179	—	179	—	188	—	188	—
Total price risk management assets	379	—	379	—	399	—	399	—
Total assets	$813	$434	$379	$—	$766	$367	$399	$—

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$29	$—	$29	$—	$31	$—	$31	$—
Foreign currency contracts	50	—	50	—	27	—	27	—
Total price risk management liabilities	$79	$—	$79	$—	$58	$—	$58	$—

PPL Electric
Assets
Cash and cash equivalents	$20	$20	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$22	$22	$—	$—	$15	$15	$—	$—

LKE
Assets
Cash and cash equivalents	$15	$15	$—	$—	$13	$13	$—	$—
Cash collateral posted to counterparties (c)	2	2	—	—	3	3	—	—
Total assets	$17	$17	$—	$—	$16	$16	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$29	$—	$29	$—	$31	$—	$31	$—
Total price risk management liabilities	$29	$—	$29	$—	$31	$—	$31	$—

LG&E
Assets
Cash and cash equivalents	$4	$4	$—	$—	$5	$5	$—	$—
Cash collateral posted to counterparties (c)	2	2	—	—	3	3	—	—
Total assets	$6	$6	$—	$—	$8	$8	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$29	$—	$29	$—	$31	$—	$31	$—
Total price risk management liabilities	$29	$—	$29	$—	$31	$—	$31	$—

	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$7	$7	$—	$—	$7	$7	$—	$—
Total assets	$7	$7	$—	$—	$7	$7	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	March 31, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$18,375	$21,646	$18,326	$21,355
PPL Electric	2,832	3,141	2,831	3,148
LKE	5,066	5,472	5,065	5,439
LG&E	1,618	1,720	1,617	1,710
KU	2,327	2,532	2,327	2,514

(a)	Amounts are net of debt issuance costs.

The carrying amounts of other current financial instruments (except for long-term debt due within one year) approximate their fair values because of their short-term nature.

13. Derivative Instruments and Hedging Activities

Risk Management Objectives

(All Registrants)

PPL has a risk management policy approved by the Board of Directors to manage market risk associated with commodities, interest rates on debt issuances and foreign exchange (including price, liquidity and volumetric risk) and credit risk (including non-performance risk and payment default risk). The Risk Management Committee, comprised of senior management and chaired by the Senior Director-Risk Management, oversees the risk management function. Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions, verification of risk and transaction limits, value-at-risk analyses (VaR, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level) and the coordination and reporting of the Enterprise Risk Management program.

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

Interest rate risk

•
PPL and its subsidiaries are exposed to interest rate risk associated with forecasted fixed-rate and existing floating-rate debt issuances. PPL and WPD hold over-the-counter cross currency swaps to limit exposure to market fluctuations on interest and principal payments from changes in foreign currency exchange rates and interest rates. PPL, LKE and LG&E utilize over-the-counter interest rate swaps to limit exposure to market fluctuations on floating-rate debt. PPL, LKE, LG&E and KU utilize forward starting interest rate swaps to hedge changes in benchmark interest rates, when appropriate, in connection with future debt issuances.

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control period, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2016 Form 10-K for additional information on revenue recognition under RIIO-ED1.

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

In the event a supplier of LG&E, KU or PPL Electric defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thus mitigating the financial risk for these entities.

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

PPL had a $13 million obligation to return cash collateral under master netting arrangements at March 31, 2017 and a $19 million obligation to return cash collateral under master netting arrangements at December 31, 2016.

LKE and LG&E had no obligation to return cash collateral under master netting arrangements at March 31, 2017 and December 31, 2016.

PPL, LKE and LG&E posted $2 million of cash collateral under master netting arrangements at March 31, 2017 and $3 million of cash collateral under master netting arrangements at December 31, 2016.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL held no such contracts at March 31, 2017.

For the three months ended March 31, 2017 and 2016, PPL had no hedge ineffectiveness associated with interest rate derivatives.

At March 31, 2017, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $802 million that range in maturity from 2017 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended March 31, 2017 and 2016, PPL had no hedge ineffectiveness associated with cross-currency interest rate swap derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2017 and 2016, PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2017, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including a terminated swap contract, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2017, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no such contracts outstanding at March 31, 2017.

At March 31, 2017 and December 31, 2016, PPL had $21 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At March 31, 2017, the total exposure hedged by PPL was approximately £2.8 billion (approximately $3.8 billion based on contracted rates). These contracts had termination dates ranging from April 2017 through December 2019.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts.

Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2017 and December 31, 2016.

See Notes 1 and 17 in each Registrant's 2016 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2017				December 31, 2016
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	32	—	—	—	32	—	—	—
Foreign currency contracts	—	—	63	43	—	—	31	21
Total current	32	—	63	47	32	—	31	25
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	25	—	—	—	27
Cross-currency swaps (b)	147	—	—	—	156	—	—	—
Foreign currency contracts	—	—	137	7	—	—	180	6
Total noncurrent	147	—	137	32	156	—	180	33
Total derivatives	$179	$—	$200	$79	$188	$—	$211	$58

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended March 31, 2017.

			Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(2)	$(1)
Cross-currency swaps	(8)	Interest expense	1	—
		Other income (expense) - net	3	—
Total	$(8)		$2	$(1)
Net Investment Hedges:
Foreign currency contracts	$—

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$(43)
Interest rate swaps	Interest expense	(2)
	Total	$(45)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$2

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended March 31, 2016.

			Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months
Cash Flow Hedges:
Interest rate swaps	$(18)	Interest expense	$(1)	$—
Cross-currency swaps	113	Interest expense	1	—
		Other income (expense) - net	97	—
Total	$95		$97	$—
Net Investment Hedges:
Foreign currency contracts	$3

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$60
Interest rate swaps	Interest expense	(2)
	Total	$58
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(6)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	25	—	27
Total noncurrent	—	25	—	27
Total derivatives	$—	$29	$—	$31

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended March 31, 2017.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$(2)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$2

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended March 31, 2016.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$(2)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$(6)

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2017
Treasury Derivatives
PPL	$379	$49	$13	$317	$79	$49	$2	$28
LKE	—	—	—	—	29	—	2	27
LG&E	—	—	—	—	29	—	2	27

December 31, 2016
Treasury Derivatives
PPL	$399	$27	$19	$353	$58	$27	$3	$28
LKE	—	—	—	—	31	—	3	28
LG&E	—	—	—	—	31	—	3	28

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

(PPL, LKE and LG&E)

At March 31, 2017, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$12	$12	$12
Aggregate fair value of collateral posted on these derivative instruments	2	2	2
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	10	10	10

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

14. Goodwill and Other Intangible Assets

(PPL)

The change in the carrying amount of goodwill for the three months ended March 31, 2017 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

The change in the carrying amount of other intangible assets for the three months ended March 31, 2017 was primarily due to a change in WPD’s approach in acquiring rights-of-way relating to WPD equipment impacting landowners' property. A shorter term agreement at a lower cost is now being offered which has also reduced the estimated liability for claims not yet settled.

15. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2016	$488	$433	$145	$288
Accretion	5	5	2	3
Obligations settled	(6)	(6)	(4)	(2)
Balance at March 31, 2017	$487	$432	$143	$289

PPL's, LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 9 for information on the final CCR rule. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with approved ECR projects for CCRs are amortized to expense over a period of 10 to 25 years based on retirement expenditures made related to the obligation. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

16. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)
Amounts arising during the period	(24)	(6)	—	—	—	(30)
Reclassifications from AOCI	—	(1)	—	—	32	31
Net OCI during the period	(24)	(7)	—	—	32	1
March 31, 2017	$(1,651)	$(14)	$(1)	$(8)	$(2,103)	$(3,777)

December 31, 2015	$(520)	$(7)	$—	$(6)	$(2,195)	$(2,728)
Amounts arising during the period	(464)	80	—	—	—	(384)
Reclassifications from AOCI	—	(78)	—	—	31	(47)
Net OCI during the period	(464)	2	—	—	31	(431)
March 31, 2016	$(984)	$(5)	$—	$(6)	$(2,164)	$(3,159)

(PPL)

The following table presents the gains (losses) and related income taxes for reclassifications from AOCI for the periods ended March 31. The defined benefit plan components of AOCI are not reflected in their entirety in the Statement of Income during the periods; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 8 for additional information.

	Three Months		Affected Line Item on the
Details about AOCI	2017	2016	Statements of Income
Qualifying derivatives
Interest rate swaps	$(3)	$(1)	Interest Expense
Cross-currency swaps	3	97	Other Income (Expense) - net
	1	1	Interest Expense
Total Pre-tax	1	97
Income Taxes	—	(19)
Total After-tax	1	78

Defined benefit plans
Net actuarial loss	(41)	(40)
Total Pre-tax	(41)	(40)
Income Taxes	9	9
Total After-tax	(32)	(31)

Total reclassifications during the period	$(31)	$47

17. New Accounting Guidance Pending Adoption

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

The Registrants have performed an assessment of a significant portion of their revenue under this new guidance to determine its effect on their current revenue recognition policies, and at this time they do not believe it will have a material impact. However, the Registrants will continue to monitor the development of industry specific application guidance which could have an impact on their assessments. The Registrants are currently assessing the disclosure requirements included in the standard, which will result in increased information being provided to enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Registrants will determine the transition method they will apply after the industry specific application guidance is final and the implications of using either the full retrospective or modified retrospective transition methods are known.

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

For public business entities, this guidance will be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. All entities may early adopt this guidance in annual reporting periods beginning after December 15, 2018, including interim periods within those years.

The Registrants are currently assessing the impact of adopting this guidance and the period they will adopt it.

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued accounting guidance that changes the income statement presentation of net periodic benefit cost. This new guidance requires the service cost component to be disaggregated from other components of net benefit cost and presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefits will be presented separately from the line items that include the service cost and outside of any subtotal of operating income. Only the service cost component is eligible for capitalization.

For public business entities, the guidance on the presentation of the components of net periodic benefit costs will be applied retrospectively. The guidance that limits the capitalization to the service cost component of net periodic benefit costs will be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years.

The Registrants are currently assessing the impact of adopting this guidance and will adopt this guidance effective January 1, 2018.

(PPL, LKE, LG&E and KU)

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2016 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2017 with the same period in 2016. For PPL, "Results of Operations" also includes "Segment Earnings" and "Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2017 Outlook" discussion identifies key factors expected to impact 2017 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and margins is also provided.

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

PPL's principal subsidiaries are shown below (* denotes a Registrant).

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

PPL's reportable segments' results primarily represent the results of PPL Global, LKE and PPL Electric, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of PPL Global, LKE and PPL Electric. Although PPL Global is not a Registrant, unaudited annual consolidated financial statements for the U.K. Regulated Segment are furnished on a Form 8-K with the SEC.

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

Business Strategy

(All Registrants)

PPL is a fully regulated business consisting of seven diverse, high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky and each jurisdiction has different regulatory structures and customer classes. The Company believes this diverse portfolio provides strong earnings and dividend growth potential that will create significant value for its shareowners and positions PPL well for continued growth and success.

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

Rate base growth in the domestic utilities is expected to result in earnings growth for the foreseeable future. In 2017, earnings from the U.K. Regulated segment are expected to decline mainly due to the unfavorable impact of lower GBP to U.S. dollar exchange rates. RAV growth is expected in the U.K. Regulated segment through the RIIO-ED1 price control period which ends on March 31, 2023 and to result in earnings growth after 2017. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2016 Form 10-K for additional information on RIIO-ED1.

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

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. Because WPD's earnings represent such a significant portion of PPL's consolidated earnings, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. These hedges do not receive hedge accounting treatment under GAAP.

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

Financial and Operational Developments

U.S. Tax Reform (All Registrants)

Tax reform has been discussed as a high priority of the U.S. presidential administration. Significant uncertainty exists as to the ultimate changes that may be made, the timing of those changes and the related impact to the Registrants' financial condition or results of operations. The Registrants are working with industry groups and carefully monitoring related developments in an effort both to have input to the legislative process where possible and plan effectively to respond to any forthcoming changes in a manner that will optimize value for ratepayers and shareowners.

U.K. Membership in European Union (PPL)

On March 29, 2017, the U.K. formally notified the European Council of the European Union (EU) of its intent to withdraw from the EU, thereby commencing the negotiation of the terms of that withdrawal under Article 50 of the Lisbon Treaty. Article 50 specifies that if a member state decides to withdraw from the EU, it must notify the European Council of its intention to leave the EU, negotiate the terms of withdrawal and establish the legal grounds for its future relationship with the EU. Article 50 provides two years from the date of the Article 50 notification to conclude negotiations. Failure to complete negotiations within two years, unless negotiations are extended, would result in the treaties governing the EU no longer being applicable to the U.K. with there being no agreement in place governing the U.K.'s relationship with the EU. Under the terms of Article 50, negotiations can only be extended beyond two years if all of the 27 remaining EU states agree to an extension. Any withdrawal agreement will need to be approved by both the European Council and the European Parliament. There remains significant uncertainty as to the ultimate outcome of the withdrawal negotiations and the related impact on the U.K. economy and the GBP to U.S. dollar exchange rate.

PPL has executed hedges to mitigate the foreign exchange risk to the Company's U.K. earnings. As of April 20, 2017, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2017 at an average rate of $1.21 per GBP and 99% hedged for 2018 and 2019 at an average rate of $1.41 and $1.32 per GBP.

PPL cannot predict either the short-term or long-term impact to foreign exchange rates or long-term impact on PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be significant.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHGs, ELGs, and MATS. See Note 9 to the Financial Statements for a discussion of the other significant environmental matters.

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

On April 19, 2017 and May 1, 2017, LG&E and KU, along with all intervening parties to the proceeding, filed with the KPSC, stipulation and recommendation agreements (stipulations) resolving all issues with the parties. Among other things, the proposed stipulations provide for increases in annual revenue requirements associated with KU base electricity rates of $55 million, LG&E base electricity rates of $59 million and LG&E base gas rates of $8 million, reflecting a return on equity of 9.75%, and the withdrawal of LG&E's and KU's request for a CPCN for the Advanced Metering System. The proposed stipulations would result in a base electricity rate increase of 3.4% at KU and base electricity and gas rate increases of 5.4% and 2.3% at LG&E. The proposed stipulations remain subject to KPSC approval. If approved, new rates and all elements of the stipulations would be effective July 1, 2017. A public hearing on the applications is scheduled to commence on May 9, 2017. LG&E and KU cannot predict the outcome of these proceedings.

(PPL, LKE and KU)

On October 31, 2016, KU filed a request with the FERC to modify its formula rates to provide for the recovery of CCR impoundment closure costs from its departing municipal customers. On December 30, 2016, the FERC accepted the revised rate schedules providing recovery of the costs effective December 31, 2016, subject to refund, and established limited hearing and settlement judge procedures relating to determining the applicable amortization period. In March 2017, the parties reached a settlement in principle regarding a suitable amortization period.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2017 with the same period in 2016. The "Segment Earnings" and "Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2017 Outlook" discussion identifies key factors expected to impact 2017 earnings.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Margins" is presented separately for PPL Electric, LKE, LG&E and KU.
The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income comparing the three months ended March 31, 2017 with the same period in 2016. The "Earnings" discussion provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2017	2016	$ Change
Operating Revenues	$1,951	$2,011	$(60)
Operating Expenses
Operation
Fuel	191	197	(6)
Energy purchases	215	233	(18)
Other operation and maintenance	432	450	(18)
Depreciation	242	229	13
Taxes, other than income	75	79	(4)
Total Operating Expenses	1,155	1,188	(33)
Other Income (Expense) - net	(47)	61	(108)
Interest Expense	217	224	(7)
Income Taxes	129	179	(50)
Net Income	$403	$481	$(78)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Domestic:
PPL Electric Distribution price (a)	$12
PPL Electric Distribution volume	(3)
PPL Electric PLR Revenue (b)	(21)
PPL Electric Transmission Formula Rate	1
LKE Volumes	(37)
LKE Fuel and other energy prices (c)	11
LKE DSM	5
Other	(1)
Total Domestic	(33)
U.K.:
Price	58
Volume	9
Foreign currency exchange rates	(96)
Other	2
Total U.K.	(27)
Total	$(60)

(a)	Distribution rider prices resulted in increases of $12 million for the three months ended March 31, 2017.

(b)	Decreased primarily due to lower energy purchase prices at PPL Electric.

(c)	Increased due to higher recoveries of fuel and energy purchases primarily as a result of higher commodity costs at LKE.

Energy Purchases

Energy purchases decreased $18 million for the three months ended March 31, 2017 compared with 2016, primarily due to a $23 million decrease in PLR prices, partially offset by a $3 million increase in PLR volumes at PPL Electric.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Domestic:
PPL Electric Act 129	$5
PPL Electric payroll-related costs	2
PPL Electric bad debts	(3)
Stock compensation expense	6
Other	5
U.K.:
Network maintenance	(7)
Foreign currency exchange rates	(8)
Pension (a)	(17)
Other	(1)
Total	$(18)

(a)	The decrease was primarily due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate.

Depreciation

Depreciation increased $13 million for the three months ended March 31, 2017 compared with 2016, primarily due to additional assets placed into service, net of retirements, partially offset by the impact of foreign currency exchange rates at WPD.

Other Income (Expense) - net

Other income (expense) - net decreased $108 million for the three months ended March 31, 2017 compared with 2016, primarily due to changes in realized and unrealized gains (losses) on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Long-term debt interest expense	$4
Foreign currency exchange rates	(15)
Other	4
Total	$(7)

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Change in pre-tax income at current period tax rates	$(39)
U.S. income tax on foreign earnings - net of foreign tax credit	(7)
Impact of U.K. Finance Acts	(3)
Depreciation not normalized	(2)
Stock-based compensation	5
Other	(4)
Total	$(50)

Segment Earnings

PPL's net income by reportable segments for the periods ended March 31 were as follows:

	Three Months
	2017	2016	$ Change
U.K. Regulated	$286	$289	$(3)
Kentucky Regulated	95	112	(17)
Pennsylvania Regulated	79	94	(15)
Corporate and Other (a)	(57)	(14)	(43)
Net Income	$403	$481	$(78)

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The change in 2017 compared with 2016 is primarily due to the utilization of an estimated annual effective tax rate, which requires the tax benefits realized in the current period to be recognized over the annual period. This impact is expected to reverse through the remainder of the year.

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
• Impairment charges.
• Significant workforce reduction and other restructuring effects.
• Acquisition and divestiture-related adjustments.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

Unrealized gains or losses on foreign currency economic hedges include the changes in fair value of foreign currency contracts used to hedge GBP-denominated anticipated earnings. The changes in fair value of these contracts are recognized immediately within GAAP earnings. Management believes that excluding these amounts from Earnings from Ongoing Operations until settlement of the contracts provides a better matching of the financial impacts of those contracts with the economic value of PPL's underlying hedged earnings. See Note 13 to the Financial Statements and "Risk Management" below for additional information on foreign currency-related economic activity.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended March 31 were as follows:

	Three Months
	2017	2016	$ Change
U.K. Regulated	$307	$265	$42
Kentucky Regulated	96	112	(16)
Pennsylvania Regulated	79	94	(15)
Corporate and Other	(57)	(13)	(44)
Earnings from Ongoing Operations	$425	$458	$(33)

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 71% of PPL's Net Income for the three months ended March 31, 2017 and 39% of PPL's assets at March 31, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2017	2016	$ Change
Operating revenues	$568	$595	$(27)
Other operation and maintenance	64	97	(33)
Depreciation	55	60	(5)
Taxes, other than income	31	35	(4)
Total operating expenses	150	192	(42)
Other Income (Expense) - net	(43)	61	(104)
Interest Expense	94	106	(12)
Income Taxes	(5)	69	(74)
Net Income	286	289	(3)
Less: Special Items	(21)	24	(45)
Earnings from Ongoing Operations	$307	$265	$42

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2017	2016
Foreign currency-related economic hedges, net of tax of $12, ($13) (a)	Other Income (Expense) - net	$(21)	$24
Total Special Items		$(21)	$24

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

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

Three Months
U.K.
Gross margins	$70
Other operation and maintenance	24
Depreciation	(5)
Interest expense	(2)
Other	(2)
Income taxes	(5)
U.S.
Interest expense and other	(1)
Income taxes	34
Foreign currency exchange, after-tax	(71)
Earnings from Ongoing Operations	42
Special items, after-tax	(45)
Net Income	$(3)

U.K.

•	See "Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•
Lower other operation and maintenance expense primarily due to $17 million from lower pension expense due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate and $7 million from lower network maintenance expense.

•	Higher income taxes primarily due to an increase of $17 million from higher pre-tax income partially offset by a decrease of $10 million primarily related to accelerated tax deductions.

U.S.

•	Lower income taxes primarily due to the tax benefit on accelerated pension contributions made in the first quarter of 2017.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 24% of PPL's Net Income for the three months ended March 31, 2017 and 36% of PPL's assets at March 31, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2017	2016	$ Change
Operating revenues	$809	$826	$(17)
Fuel	191	198	(7)
Energy purchases	69	66	3
Other operation and maintenance	207	202	5
Depreciation	105	99	6
Taxes, other than income	16	15	1
Total operating expenses	588	580	8
Other Income (Expense) - net	(2)	(1)	(1)
Interest Expense	65	65	—
Income Taxes	59	68	(9)
Net Income	95	112	(17)
Less: Special Items	(1)	—	(1)
Earnings from Ongoing Operations	$96	$112	$(16)

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2017	2016
Adjustment to investment, net of tax of $0, $0 (a)	Other Income (Expense) - net	$(1)	$—
Total Special Items		$(1)	$—

(a)	KU recorded a write-off of an equity method investment.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

Three Months
Kentucky Gross Margins	$(18)
Other operation and maintenance	(3)
Depreciation	(2)
Taxes, other than income	(2)
Income Taxes	9
Earnings from Ongoing Operations	(16)
Special items, after-tax	(1)
Net Income	$(17)

•	See "Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

•	Lower income taxes primarily due to lower pre-tax income.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 20% of PPL's Net Income for the three months ended March 31, 2017 and 25% of PPL's assets at March 31, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2017	2016	$ Change
Operating revenues	$573	$585	$(12)
Energy purchases	146	167	(21)
Other operation and maintenance	164	150	14
Depreciation	75	59	16
Taxes, other than income	29	29	—
Total operating expenses	414	405	9
Other Income (Expense) - net	1	3	(2)
Interest Expense	33	33	—
Income Taxes	48	56	(8)
Net Income	79	94	(15)
Less: Special Items (a)	—	—	—
Earnings from Ongoing Operations	$79	$94	$(15)

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Pennsylvania Gross Margins	$1
Other operation and maintenance	(10)
Depreciation	(12)
Other Income (Expense) - net	(2)
Income Taxes	8
Net Income	$(15)

•	See "Margins - Changes in Margins" for an explanation of Pennsylvania Gross Margins.

•	Higher other operation and maintenance expense primarily due to $8 million of higher corporate service costs allocated to PPL Electric.

•
Higher depreciation expense primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements.

•	Lower income taxes primarily due to lower pre-tax income.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2017 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$286	$95	$79	$(57)	$403
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of $12	(21)	—	—	—	(21)
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Total Special Items	(21)	(1)	—	—	(22)
Earnings from Ongoing Operations	$307	$96	$79	$(57)	$425

	2016 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$289	$112	$94	$(14)	$481
Less: Special Items (expense) benefit:
Foreign currency-related economic hedges, net of tax of ($13)	24	—	—	—	24
Spinoff of the Supply segment, net of tax of $1	—	—	—	(1)	(1)
Total Special Items	24	—	—	(1)	23
Earnings from Ongoing Operations	$265	$112	$94	$(13)	$458

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

•
"Pennsylvania Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129 and Universal Service program costs), "Depreciation" (which is primarily related to the Smart Meter program) and "Taxes, other than income," (which is primarily gross receipts tax) on the Statements of Income. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

	Three Months
	2017	2016	$ Change
U.K. Regulated
U.K. Gross Margins	$536	$557	$(21)
Impact of changes in foreign currency exchange rates			(91)
U.K. Gross Margins excluding impact of foreign currency exchange rates			$70

Kentucky Regulated
Kentucky Gross Margins
LG&E	$226	$228	$(2)
KU	281	297	(16)
Total Kentucky Gross Margins	$507	$525	$(18)

Pennsylvania Regulated
Pennsylvania Gross Margins
Distribution	$258	$258	$—
Transmission	108	107	1
Total Pennsylvania Gross Margins	$366	$365	$1

U.K. Gross Margins

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased primarily due to $58 million from the April 1, 2016 price increase, which includes $14 million of the recovery of prior customer rebates, and $9 million of higher volumes.

Kentucky Gross Margins

Kentucky Gross Margins decreased primarily due to $22 million of lower electricity sales volumes driven by milder weather in the first quarter of 2017 ($5 million at LG&E and $17 million at KU).

Pennsylvania Gross Margins

Pennsylvania Gross Margins increased primarily due to an increase of $11 million primarily from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by a $10 million decrease as a result of a lower peak transmission system load in 2016 which negatively affected transmission revenue for the first quarter of 2017.

Reconciliation of Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2017 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$559	(c)	$809	$573	$10	$1,951
Operating Expenses
Fuel	—		191	—	—	191
Energy purchases	—		69	146	—	215
Other operation and maintenance	23		26	29	354	432
Depreciation	—		16	4	222	242
Taxes, other than income	—		—	28	47	75
Total Operating Expenses	23		302	207	623	1,155
Total	$536		$507	$366	$(613)	$796

	2016 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$584	(c)	$826	$585	$16	$2,011
Operating Expenses
Fuel	—		198	—	(1)	197
Energy purchases	—		66	167	—	233
Other operation and maintenance	27		24	25	374	450
Depreciation	—		12	—	217	229
Taxes, other than income	—		1	28	50	79
Total Operating Expenses	27		301	220	640	1,188
Total	$557		$525	$365	$(624)	$823

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $9 million and $11 million for the three months ended March 31, 2017 and 2016.

2017 Outlook

(PPL)

The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Lower net income is projected in 2017 compared with 2016 due to a lower assumed GBP exchange rate in 2017, lower incentive revenues, higher interest expense and higher depreciation expense, partially offset by lower operation and maintenance expense, including pension expense, and higher revenues from the April 1, 2017 price increase.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Relatively flat net income is projected in 2017 compared with 2016 primarily driven by electricity and gas base rate increases, offset by higher operation and maintenance expense and higher depreciation expense.

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

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," the rest of this Item 2, Notes 6 and 9 to the Financial Statements and "Item 1A. Risk Factors" in this Form 10-Q (as applicable) and "Item 1. Business" and "Item 1A. Risk Factors" in the Registrants' 2016 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

PPL Electric: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2017	2016	$ Change
Operating Revenues	$573	$585	$(12)
Operating Expenses
Operation
Energy purchases	146	167	(21)
Other operation and maintenance	164	150	14
Depreciation	75	59	16
Taxes, other than income	29	29	—
Total Operating Expenses	414	405	9
Other Income (Expense) - net	1	3	(2)
Interest Expense	33	33	—
Income Taxes	48	56	(8)
Net Income	$79	$94	$(15)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Distribution Price (a)	$12
Distribution volume	(3)
PLR (b)	(21)
Transmission Formula Rate	1
Other	(1)
Total	$(12)

(a)	Distribution rider prices resulted in increases of $12 million for the three months ended March 31, 2017.

(b)	Decrease primarily due to lower energy prices as described below.

Energy Purchases

Energy purchases decreased by $21 million for the three months ended March 31, 2017 compared with 2016 due to lower PLR prices of $23 million, partially offset by higher PLR volumes of $3 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Corporate service costs	$8
Contractor-related expenses	2
Payroll-related costs	2
Act 129	5
Bad debts	(3)
Total	$14

Depreciation

Depreciation increased $16 million for the three months ended March 31, 2017 compared with 2016, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Change in pre-tax income at current period tax rates	$(10)
Depreciation not normalized	(1)
Stock-based compensation	3
Total	$(8)

Earnings

	Three Months Ended
	March 31,
	2017	2016
Net Income	$79	$94
Special items, gains (losses), after-tax (a)	—	—

(a)	There are no items management considers special for the periods presented.

Earnings decreased for the three month period in 2017 compared with 2016 primarily due to higher other operation and maintenance expense, primarily due to higher corporate service costs, and higher depreciation expense, primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements. Higher transmission margins due to additional capital investments were offset by lower peak transmission demand.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Pennsylvania Gross Margins	$1
Other operation and maintenance	(10)
Depreciation	(12)
Other Income (Expense) - net	(2)
Income Taxes	8
Net Income	$(15)

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

	2017 Three Months			2016 Three Months
	PA Gross Delivery Margins	Other (a)	Operating Income (b)	PA Gross Delivery Margins	Other (a)	Operating Income (b)
Operating Revenues	$573	$—	$573	$585	$—	$585
Operating Expenses
Energy purchases	146	—	146	167	—	167
Other operation and maintenance	29	135	164	25	125	150
Depreciation	4	71	75	—	59	59
Taxes, other than income	28	1	29	28	1	29
Total Operating Expenses	207	207	414	220	185	405
Total	$366	$(207)	$159	$365	$(185)	$180

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2017	2016	$ Change
Operating Revenues	$809	$826	$(17)
Operating Expenses
Operation
Fuel	191	198	(7)
Energy purchases	69	66	3
Other operation and maintenance	207	202	5
Depreciation	105	99	6
Taxes, other than income	16	15	1
Total Operating Expenses	588	580	8
Other Income (Expense) - net	(2)	(1)	(1)
Interest Expense	49	49	—
Interest Expense with Affiliate	4	4	—
Income Taxes	63	72	(9)
Net Income	$103	$120	$(17)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Volumes	$(37)
Fuel and other energy prices (a)	11
DSM	5
Other	4
Total	$(17)

(a)	Increase due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Fuel

Fuel decreased $7 million for the three months ended March 31, 2017 compared with 2016 primarily due to a $12 million decrease in volumes, driven by milder weather, partially offset by a $5 million increase in fuel prices.

Income Taxes

Income taxes decreased $9 million for the three months ended March 31, 2017 compared with 2016 primarily due to lower pre-tax income.

Earnings

	Three Months Ended
	March 31,
	2017	2016
Net Income	$103	$120
Special items, gains (losses), after-tax	(1)	—

Earnings decreased for the three month period in 2017 compared with 2016 primarily due to lower electricity sales volumes driven by milder weather.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and an item that management considers special on separate lines and not in their respective Statement of Income line items.

Three Months
Margins	$(18)
Other operation and maintenance	(3)
Depreciation	(2)
Taxes, other than income	(2)
Income Taxes	9
Special items, gains (losses), after-tax (a)	(1)
Net Income	$(17)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$809	$—	$809	$826	$—	$826
Operating Expenses
Fuel	191	—	191	198	—	198
Energy purchases	69	—	69	66	—	66
Other operation and maintenance	26	181	207	24	178	202
Depreciation	16	89	105	12	87	99
Taxes, other than income	—	16	16	1	14	15
Total Operating Expenses	302	286	588	301	279	580
Total	$507	$(286)	$221	$525	$(279)	$246

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2017	2016	$ Change
Operating Revenues
Retail and wholesale	$374	$375	$(1)
Electric revenue from affiliate	17	11	6
Total Operating Revenues	391	386	5
Operating Expenses
Operation
Fuel	80	78	2
Energy purchases	64	62	2
Energy purchases from affiliate	2	2	—
Other operation and maintenance	87	87	—
Depreciation	44	41	3
Taxes, other than income	8	8	—
Total Operating Expenses	285	278	7
Other Income (Expense) - net	(2)	—	(2)
Interest Expense	17	17	—
Income Taxes	33	35	(2)
Net Income	$54	$56	$(2)

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Volumes	$(5)
Fuel and other energy prices	4
DSM	3
Other	3
Total	$5

Earnings

	Three Months Ended
	March 31,
	2017	2016
Net Income	$54	$56
Special items, gains (losses), after-tax (a)	—	—

(a)	There are no items management considers special for the periods presented.

Earnings decreased for the three month period in 2017 compared with 2016 primarily due to higher depreciation expense, fuel costs and energy purchases, partially offset by higher native load sales to KU due to timing of plant outages.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Margins	$(2)
Other operation and maintenance	1
Taxes, other than income	(1)
Other Income (Expense) - net	(2)
Income Taxes	2
Net Income	$(2)

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$391	$—	$391	$386	$—	$386
Operating Expenses
Fuel	80	—	80	78	—	78
Energy purchases, including affiliate	66	—	66	64	—	64
Other operation and maintenance	10	77	87	9	78	87
Depreciation	9	35	44	6	35	41
Taxes, other than income	—	8	8	1	7	8
Total Operating Expenses	165	120	285	158	120	278
Total	$226	$(120)	$106	$228	$(120)	$108

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2017	2016	$ Change
Operating Revenues
Retail and wholesale	$435	$451	$(16)
Electric revenue from affiliate	2	2	—
Total Operating Revenues	437	453	(16)
Operating Expenses
Operation
Fuel	111	120	(9)
Energy purchases	5	4	1
Energy purchases from affiliate	17	11	6
Other operation and maintenance	109	106	3
Depreciation	60	58	2
Taxes, other than income	8	7	1
Total Operating Expenses	310	306	4
Other Income (Expense) - net	(1)	(2)	1
Interest Expense	24	24	—
Income Taxes	39	46	(7)
Net Income	$63	$75	$(12)

Operating Revenue

The increase (decrease) in operating revenue for the period ended March 31, 2017 compared with 2016 was due to:

Three Months
Volumes	$(24)
Fuel and other energy prices (a)	6
DSM	2
Total	$(16)

(a)	Increase due to higher recoveries of fuel due to higher commodity costs.

Fuel

Fuel decreased $9 million for the three months ended March 31, 2017 compared with 2016 primarily due to a $16 million decrease in volumes, driven by milder weather, partially offset by a $7 million increase in fuel prices.

Energy purchases from affiliate

Energy purchases from affiliate increased $6 million for the three months ended March 31, 2017 compared with 2016 primarily due to higher native load purchases from LG&E due to timing of plant outages.

Income Taxes

Income taxes decreased $7 million for the three months ended March 31, 2017 compared with 2016 primarily due to lower pre-tax income.

Earnings

	Three Months Ended
	March 31,
	2017	2016
Net Income	$63	$75
Special items, gains (losses), after-tax	(1)	—

Earnings decreased for the three month period in 2017 compared with 2016 primarily due to lower sales volumes driven by milder weather and higher energy purchases from affiliate, partially offset by lower fuel expense and lower income taxes.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Margins	$(16)
Other operation and maintenance	(2)
Depreciation	(1)
Taxes, other than income	(1)
Other Income (Expense) - net	2
Income Taxes	7
Special items, gains (losses), after-tax (a)	(1)
Net Income	$(12)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$437	$—	$437	$453	$—	$453
Operating Expenses
Fuel	111	—	111	120	—	120
Energy purchases, including affiliate	22	—	22	15	—	15
Other operation and maintenance	16	93	109	15	91	106
Depreciation	7	53	60	6	52	58
Taxes, other than income	—	8	8	—	7	7
Total Operating Expenses	156	154	310	156	150	306
Total	$281	$(154)	$127	$297	$(150)	$147

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
March 31, 2017
Cash and cash equivalents	$409	$20	$15	$4	$7
Short-term debt	1,666	499	243	207	36
Notes payable with affiliate		—	82	—	—
December 31, 2016
Cash and cash equivalents	$341	$13	$13	$5	$7
Short-term debt	923	295	185	169	16
Notes payable with affiliate		—	163	—	—

(a)
At March 31, 2017, $51 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2016 Form 10-K for additional information on undistributed earnings of WPD.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the three month period ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2017
Operating activities	$135	$55	$312	$142	$139
Investing activities	(677)	(276)	(184)	(94)	(89)
Financing activities	607	228	(126)	(49)	(50)
2016
Operating activities	$557	$124	$303	$157	$195
Investing activities	(661)	(215)	(219)	(109)	(110)
Financing activities	115	78	(86)	(56)	(79)
Change - Cash Provided (Used)
Operating activities	$(422)	$(69)	$9	$(15)	$(56)
Investing activities	(16)	(61)	35	15	21
Financing activities	492	150	(40)	7	29

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2017 compared with 2016 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(78)	$(15)	$(17)	$(2)	$(12)
Non-cash components	90	1	(13)	(4)	(5)
Working capital	(36)	(31)	28	(15)	(29)
Defined benefit plan funding	(397)	(24)	11	12	(9)
Other operating activities	(1)	—	—	(6)	(1)
Total	$(422)	$(69)	$9	$(15)	$(56)

(PPL)

PPL's cash provided by operating activities in 2017 decreased $422 million compared with 2016.

•	The $90 million increase in net non-cash components was primarily due to an increase in unrealized losses on derivatives.

•
The $36 million decrease in cash from changes in working capital was primarily due to a decrease in accounts payable (primarily due to timing of payments), a decrease in taxes payable (primarily due to an increase in current income tax benefit in 2017) and an increase in prepayments (primarily due to higher tax payments) partially offset by a decrease in unbilled revenue and accounts receivable (primarily due to less favorable weather in 2017 compared to 2016) and a decrease in fuel, materials and supplies (primarily due to a decrease in volumes due to less favorable weather in 2017 compared to 2016).

•
Defined benefit plan funding was $397 million higher in 2017. The increase was primarily due to the acceleration of WPD's contributions to its U.K. pension plans. See Note 8 to the Financial Statements for additional information.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2017 decreased $69 million compared with 2016.

•
The $31 million decrease in cash from changes in working capital was primarily due to an increase in prepayments (primarily due to higher tax payments) and a decrease in accounts payable (primarily due to timing of payments) partially offset by a decrease in accounts receivable (primarily due to unfavorable weather in 2017), a net decrease in current regulatory assets and regulatory liabilities (due to the timing of rate recovery mechanisms) and an increase in taxes payable (primarily due to a decrease in income tax expense in 2017).

•	Defined benefit plan funding was $24 million higher in 2017.

(LKE)

LKE's cash provided by operating activities in 2017 increased $9 million compared with 2016.

•
The increase in cash from changes in working capital was primarily driven by decreases in accounts receivable and unbilled revenues due to less favorable weather in 2017 compared to 2016 and an increase in taxes payable due to timing of payments, partially offset by a decrease in accounts payable due to timing of fuel purchases and payments.

(LG&E)

LG&E's cash provided by operating activities in 2017 decreased $15 million compared with 2016.

•
The decrease in cash from changes in working capital was primarily driven by decreases in taxes payable due to timing of payments and accounts payable due to timing of fuel purchases and payments, partially offset by decreases in accounts receivable and unbilled revenues due to less favorable weather in 2017 compared to 2016.

(KU)

KU's cash provided by operating activities in 2017 decreased $56 million compared with 2016.

•
The decrease in cash from changes in working capital was primarily driven by decreases in taxes payable due to timing of payments, accounts payable due to timing of fuel purchases and payments and accounts payable to affiliates due to higher intercompany settlements associated with operational expenses and inventory, partially offset by decreases in accounts receivable and unbilled revenues due to less favorable weather in 2017 compared to 2016.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the three months ended March 31, 2017 compared with 2016 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$(21)	$(60)	$35	$15	$21

For PPL, the increase in expenditures was due to higher project expenditures at WPD and PPL Electric partially offset by lower project expenditures at LG&E and KU and a decrease in foreign currency exchange rates. The increase in project expenditures for WPD was primarily due to an increase in expenditures to enhance system reliability. The increase in expenditures for PPL Electric was primarily due to the smart meter implementation project and various enhancement reliability projects. The decrease in expenditures for LG&E was primarily due to reduced spending for environmental air projects at LG&E's Mill Creek plant. The decrease in expenditures for KU was primarily due to reduced spending for environmental air projects at KU's Ghent plant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2017 compared with 2016 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$64	$—	$—	$—	$—
Stock issuances/redemptions, net	31	—	—	—	—
Dividends	(3)	(31)	—	(62)	(6)
Capital contributions/distributions, net	—	100	(73)	(30)	—
Change in short-term debt, net	393	79	207	98	34
Notes payable with affiliate	—	—	(174)	—	—
Other financing activities	7	2	—	1	1
Total	$492	$150	$(40)	$7	$29

See Note 7 to the Financial Statements in this Form 10-Q for information on 2017 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2016 Form 10-K for information on 2016 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At March 31, 2017, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,400	$—	$206	$1,194
PPL Electric Credit Facility	650	—	500	150

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	500	—	207	293
KU Credit Facilities	598	—	234	364
Total LKE	1,173	—	441	732
Total U.S. Credit Facilities (a)	$3,223	$—	$1,147	$2,076
Total U.K. Credit Facilities (b)	£1,285	£591	£—	£694

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.

(b)
The amounts borrowed at March 31, 2017 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings which equated to $535 million. At March 31, 2017, the USD equivalent of unused capacity under the U.K. committed credit facilities was $864 million.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 20% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Other Used Capacity	Unused Capacity
LKE Credit Facility	$225	$82	$—	$143
LG&E Money Pool (a)	500	—	207	293
KU Money Pool (a)	500	—	36	464

(a)
LG&E and KU participate in an intercompany money pool agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has issued a maximum aggregate short-term debt limit for each utility at $500 million from all covered sources.

See Note 10 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at March 31, 2017:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$189	$811
PPL Electric	650	499	151

LG&E	350	207	143
KU	350	36	314
Total LKE	700	243	457
Total PPL	$2,350	$931	$1,419

Long-term Debt

(PPL)

In March 2017, WPD (South Wales) issued £50 million of 0.01% Index-linked Senior Notes due 2029. WPD (South Wales) received proceeds of £53 million, which equated to $64 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indenture. The proceeds will be used for general corporate purposes.

(PPL, LKE and LG&E)

In April 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2003 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were remarketed at a long term rate and will bear interest at 1.50% through their mandatory purchase date of April 1, 2019.

(PPL)

ATM Program

For the period ended March 31, 2017, PPL issued the following:

Number of shares (in thousands)	1,364
Average share price	$36.66
Net Proceeds	$50

See Note 7 to the Financial Statements for further discussion of the ATM program.

Common Stock Dividends

In February 2017, PPL declared a quarterly common stock dividend, payable April 3, 2017, of 39.5 cents per share (equivalent to $1.58 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2017:

(PPL Electric)

In January 2017, Moody's and S&P affirmed their commercial paper ratings for PPL Electric's $650 million commercial paper program.

(LG&E)

In March 2017, Moody's and S&P confirmed ratings of A1 and A to LG&E's 2003 Series A Pollution Control Revenue Bonds.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 13 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at March 31, 2017.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2016 Form 10-K.

Risk Management

Market Risk

(All Registrants)

See Notes 12 and 13 to the Financial Statements for information about the Registrants' risk management objectives, valuation techniques and accounting designations.

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

The following interest rate hedges were outstanding at March 31, 2017.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	$802	$182	$(90)	2028
Economic hedges
Interest rate swaps (d)	147	(30)	(2)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(30)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(30)	(2)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at March 31, 2017 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2017 is shown below.

10% Adverse Movement in Rates
PPL	$563
PPL Electric	137
LKE	180
LG&E	66
KU	99

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates. Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at March 31, 2017.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£2,840	$150	$(333)	2019

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control period, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2016 Form 10-K for additional information on revenue recognition under RIIO-ED1.

•	PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Credit Risk (All Registrants)

See Notes 12 and 13 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2016 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $24 million for the three months ended March 31, 2017, which primarily reflected a $46 million decrease to PP&E and a $10 million decrease to goodwill partially offset by a $28 million decrease to long-term debt and a $4 million decrease to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $466 million for the three months ended March 31, 2016, which primarily reflected a $909 million decrease to PP&E and a $214 million decrease to goodwill partially offset by a $557 million decrease to long-term debt and a $100 million decrease to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

Related Party Transactions (All Registrants)

The Registrants are not aware of any material ownership interests or operating responsibility by senior management in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with the Registrants. See Note 10 to the Financial Statements for additional information on related party transactions for PPL Electric, LKE, LG&E and KU.

Acquisitions, Development and Divestitures (All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 to the Financial Statements in the Registrants' 2016 Form 10-K for information on the more significant activities.

Environmental Matters (All Registrants)

Extensive federal, state and local environmental laws and regulations are applicable to PPL's, PPL Electric's, LKE's, LG&E's and KU's air emissions, water discharges and the management of hazardous and solid waste, as well as other aspects of the

Registrants' businesses. The cost of compliance or alleged non-compliance cannot be predicted with certainty but could be significant. In addition, costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules, are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or other restrictions. In addition, the regulatory reviews specified in the President's March 2017 Executive Order promoting energy independence and economic growth could result in future regulatory changes and additional uncertainty. Many of these environmental law considerations are also applicable to the operations of key suppliers, or customers, such as coal producers and industrial power users, and may impact the cost for their products or their demand for the Registrants' services. Increased capital and operating costs are subject to rate recovery. PPL, PPL Electric, LKE, LG&E and KU can provide no assurances as to the ultimate outcome of future environmental or rate proceedings before regulatory authorities.

See Note 9 to the Financial Statements for a discussion of the more significant environmental matters including:

•	Legal Matters,

•	Climate Change,

•	Coal Combustion Residuals,

•	Effluent Limitations Guidelines, and

•	National Ambient Air Quality Standards.

Additionally, see "Item 1. Business - Environmental Matters" in the Registrants' 2016 Form 10-K for additional information on environmental matters.

New Accounting Guidance (All Registrants)

See Note 17 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2016 Form 10-K for a discussion of each critical accounting policy.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2017, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2016 Form 10-K; and

•	Notes 6 and 9 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2016 Form 10-K.

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

*10(a)	-
Third Amendment to Revolving Credit Agreement, dated as of March 17, 2017, to the Existing Credit Agreement, dated as of March 26, 2014, between PPL Capital Funding, Inc., the Borrower, PPL Corporation, the Guarantor, The Bank of Nova Scotia, as the Administrative Agent, Sole Lead Arranger and Sole Bookrunner, and each Lender

10(b)	-
£230,000,000 Term Loan Agreement, dated March 28, 2017, between Western Power Distribution plc and HSBC Bank, PLC and Mizuho Bank, Ltd., as Mandated Lead Arrangers, and Mizuho Bank, Ltd., as Facility Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 5, 2017)

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2017, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2017, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	May 4, 2017	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	May 4, 2017	/s/ Marlene C. Beers
Marlene C. Beers Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 4, 2017	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)