Form 10-Q
period 2017-06-30
PPL Corp; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP
filed 2017-08-03
CIK 922224, 55387, 1518339, 60549, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

PPL Corporation	[ ]
PPL Electric Utilities Corporation	[ ]
LG&E and KU Energy LLC	[ ]
Louisville Gas and Electric Company	[ ]
Kentucky Utilities Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 685,855,683 shares outstanding at July 27, 2017.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 27, 2017.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 27, 2017.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 27, 2017.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

THIS PAGE INTENTIONALLY LEFT BLANK.

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

Act 129 Smart Meter program - PPL Electric's system wide meter replacement program that installs wireless digital meters that provide secure communication between PPL Electric and the meter as well as all related infrastructure.

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

GAAP - Generally Accepted Accounting Principles in the U.S.

GBP - British pound sterling.

GHG(s) - greenhouse gas(es).

GLT - Gas Line Tracker. The KPSC approved mechanism for LG&E's recovery of costs associated with gas transmission lines, gas service lines, gas risers, leak mitigation, and gas main replacements.

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

RAV - regulatory asset value. This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base. RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital. RAV is indexed to Retail Price Index (RPI) in order to allow for the effects of inflation. RAV additions are based on a percentage of annual total expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses that are generally included in rate base).

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

RIIO - Ofgem's framework for setting U.K. regulated gas and electric utility price controls which stands for "Revenues = Incentive + Innovation + Outputs." RIIO-1 refers to the first generation of price controls under the RIIO framework. RIIO-ED1 refers to the RIIO regulatory price control applicable to the operators of U.K. electricity distribution networks, the duration of which is April 2015 through March 2023. RIIO-2 refers to the second generation of price controls under the RIIO framework. RIIO-ED2 refers to the second regulatory price control applicable to the operators of U.K. electricity distribution networks, which will begin in April 2023.

RPI - Retail Price Index, is a measure of inflation in the United Kingdom published monthly by the Office for National Statistics.

SCRs - selective catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gas.

S&P - S&P Global Ratings, a credit rating agency.

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

U.K. Finance Acts - refers to U.K. Finance Act of 2015 and 2016, enacted in November 2015 and September 2016 respectively, which collectively reduced the U.K. statutory corporate income tax rate from 20% to 19%, effective April 1, 2017 and from 19% to 17%, effective April 1, 2020.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

v

THIS PAGE INTENTIONALLY LEFT BLANK.

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

•	interest rates and their effect on pension and retiree medical liabilities, ARO liabilities and interest payable on certain debt securities;

•	volatility in or the impact of other changes in financial markets and economic conditions;

•	the potential impact of unrecorded commitments and liabilities, if any, of the Registrants and their subsidiaries;

•	new accounting requirements or new interpretations or applications of existing requirements;

•	changes in securities and credit ratings;

•	any requirement to record impairment charges pursuant to GAAP with respect to any of our significant investments;

•	laws or regulations to reduce emissions of GHGs or the physical effects of climate change;

•	continuing ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU, and natural gas supply costs at LG&E;

•	fuel supply for LG&E and KU;

•	weather and other conditions affecting generation, transmission and distribution operations, operating costs and customer energy use;

•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;

•	receipt of necessary governmental permits and approvals;

•	new state, federal or foreign legislation or regulatory developments;

•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;

•	our ability to attract and retain qualified employees;

•	the effect of any business or industry restructuring;

•	development of new projects, markets and technologies;

•	performance of new ventures;

•	business dispositions or acquisitions and our ability to realize expected benefits from such business transactions;

•	collective labor bargaining negotiations; and

•	the outcome of litigation against the Registrants and their subsidiaries.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues	$1,725	$1,785	$3,676	$3,796

Operating Expenses
Operation
Fuel	183	183	374	380
Energy purchases	136	147	351	380
Other operation and maintenance	388	425	820	875
Depreciation	246	231	488	460
Taxes, other than income	70	74	145	153
Total Operating Expenses	1,023	1,060	2,178	2,248

Operating Income	702	725	1,498	1,548

Other Income (Expense) - net	(112)	174	(159)	235

Interest Expense	222	224	439	448

Income Before Income Taxes	368	675	900	1,335

Income Taxes	76	192	205	371

Net Income	$292	$483	$695	$964

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.43	$0.71	$1.02	$1.42
Diluted	$0.43	$0.71	$1.01	$1.41

Dividends Declared Per Share of Common Stock	$0.3950	$0.38	$0.79	$0.76

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	683,841	677,145	682,370	676,293
Diluted	686,351	680,729	684,725	679,773

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$292	$483	$695	$964

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, ($1), ($2)	231	268	207	(196)
Qualifying derivatives, net of tax of $5, $22, $7, $7	(24)	(85)	(30)	(5)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $7, ($1), $7, ($1)	(11)	2	(11)	2
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($7), ($21), ($7), ($2)	25	85	24	7
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	1	(1)	1	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	1	1	1
Net actuarial (gain) loss, net of tax of ($9), ($8), ($18), ($17)	31	32	63	63
Total other comprehensive income (loss)	254	302	255	(129)

Comprehensive income	$546	$785	$950	$835

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$695	$964
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	488	460
Amortization	45	37
Defined benefit plans - expense (income)	(45)	(24)
Deferred income taxes and investment tax credits	201	320
Unrealized (gains) losses on derivatives, and other hedging activities	135	(192)
Stock-based compensation expense	22	18
Other	(5)	(11)
Change in current assets and current liabilities
Accounts receivable	26	16
Accounts payable	(92)	(39)
Unbilled revenues	70	(2)
Fuel, materials and supplies	42	21
Prepayments	(66)	(66)
Counterparty collateral	8	76
Taxes payable	(27)	22
Accrued interest	(77)	(85)
Other current liabilities	(52)	(47)
Other	(14)	(21)
Other operating activities
Defined benefit plans - funding	(552)	(224)
Other assets	(1)	2
Other liabilities	(11)	(55)
Net cash provided by operating activities	790	1,170
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,373)	(1,346)
Expenditures for intangible assets	(15)	(14)
Other investing activities	6	13
Net cash used in investing activities	(1,382)	(1,347)
Cash Flows from Financing Activities
Issuance of long-term debt	594	1,020
Retirement of long-term debt	(60)	(684)
Settlement of cross-currency swaps	—	46
Issuance of common stock	177	76
Payment of common stock dividends	(529)	(513)
Net increase (decrease) in short-term debt	554	(66)
Other financing activities	(25)	(31)
Net cash provided by (used in) financing activities	711	(152)
Effect of Exchange Rates on Cash and Cash Equivalents	7	(15)
Net Increase (Decrease) in Cash and Cash Equivalents	126	(344)
Cash and Cash Equivalents at Beginning of Period	341	836
Cash and Cash Equivalents at End of Period	$467	$492

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$284	$283
Accrued expenditures for intangible assets at June 30,	$56	$94

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$467	$341
Accounts receivable (less reserve: 2017, $53; 2016, $54)
Customer	628	666
Other	85	46
Unbilled revenues	416	480
Fuel, materials and supplies	316	356
Prepayments	131	63
Price risk management assets	69	63
Other current assets	54	52
Total Current Assets	2,166	2,067

Property, Plant and Equipment
Regulated utility plant	36,173	34,674
Less: accumulated depreciation - regulated utility plant	6,446	6,013
Regulated utility plant, net	29,727	28,661
Non-regulated property, plant and equipment	424	413
Less: accumulated depreciation - non-regulated property, plant and equipment	147	134
Non-regulated property, plant and equipment, net	277	279
Construction work in progress	1,229	1,134
Property, Plant and Equipment, net	31,233	30,074

Other Noncurrent Assets
Regulatory assets	1,906	1,918
Goodwill	3,139	3,060
Other intangibles	656	700
Pension benefit asset	467	9
Price risk management assets	245	336
Other noncurrent assets	152	151
Total Other Noncurrent Assets	6,565	6,174

Total Assets	$39,964	$38,315

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$1,497	$923
Long-term debt due within one year	671	518
Accounts payable	752	820
Taxes	77	101
Interest	196	270
Dividends	271	259
Customer deposits	289	276
Regulatory liabilities	71	101
Other current liabilities	526	569
Total Current Liabilities	4,350	3,837

Long-term Debt	18,397	17,808

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,130	3,889
Investment tax credits	131	132
Accrued pension obligations	787	1,001
Asset retirement obligations	343	428
Regulatory liabilities	902	899
Other deferred credits and noncurrent liabilities	434	422
Total Deferred Credits and Other Noncurrent Liabilities	6,727	6,771

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	10,023	9,841
Earnings reinvested	3,983	3,829
Accumulated other comprehensive loss	(3,523)	(3,778)
Total Equity	10,490	9,899

Total Liabilities and Equity	$39,964	$38,315

(a)	1,560,000 shares authorized; 685,473 and 679,731 shares issued and outstanding at June 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899
Common stock issued	5,742		202			202
Stock-based compensation			(20)			(20)
Net income				695		695
Dividends and dividend equivalents				(541)		(541)
Other comprehensive income (loss)					255	255
June 30, 2017	685,473	$7	$10,023	$3,983	$(3,523)	$10,490

December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919
Common stock issued	3,692		109			109
Stock-based compensation			(30)			(30)
Net income				964		964
Dividends and dividend equivalents				(515)		(515)
Other comprehensive income (loss)					(129)	(129)
Adoption of stock-based compensation guidance cumulative effect adjustment				7		7
June 30, 2016	677,549	$7	$9,766	$3,409	$(2,857)	$10,325

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues	$500	$495	$1,073	$1,080

Operating Expenses
Operation
Energy purchases	107	118	253	285
Other operation and maintenance	138	137	302	287
Depreciation	76	62	151	121
Taxes, other than income	23	24	52	53
Total Operating Expenses	344	341	758	746

Operating Income	156	154	315	334

Other Income (Expense) - net	3	5	4	8

Interest Income from Affiliate	1	—	1	—

Interest Expense	36	32	69	65

Income Before Income Taxes	124	127	251	277

Income Taxes	47	48	95	104

Net Income (a)	$77	$79	$156	$173

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$156	$173
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	151	121
Amortization	15	15
Defined benefit plans - expense	7	7
Deferred income taxes and investment tax credits	84	107
Other	(4)	(10)
Change in current assets and current liabilities
Accounts receivable	13	(6)
Accounts payable	(59)	(26)
Unbilled revenues	17	3
Prepayments	(52)	3
Regulatory assets and liabilities	(12)	(40)
Taxes payable	(4)	(16)
Other	(6)	(6)
Other operating activities
Defined benefit plans - funding	(24)	—
Other assets	(4)	11
Other liabilities	1	(8)
Net cash provided by operating activities	279	328

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(550)	(424)
Expenditures for intangible assets	(5)	(2)
Net increase in notes receivable from affiliate	(270)	—
Other investing activities	1	(1)
Net cash used in investing activities	(824)	(427)

Cash Flows from Financing Activities
Issuance of long-term debt	470	224
Retirement of long-term debt	—	(224)
Contributions from parent	575	200
Payment of common stock dividends to parent	(154)	(117)
Net increase (decrease) in short-term debt	(295)	6
Other financing activities	(5)	(2)
Net cash provided by financing activities	591	87

Net Increase (Decrease) in Cash and Cash Equivalents	46	(12)
Cash and Cash Equivalents at Beginning of Period	13	47
Cash and Cash Equivalents at End of Period	$59	$35

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$157	$130

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$59	$13
Accounts receivable (less reserve: 2017, $26; 2016, $28)
Customer	267	272
Other	12	21
Accounts receivable from affiliates	1	—
Notes receivable from affiliate	270	—
Unbilled revenues	97	114
Materials and supplies	29	32
Prepayments	61	9
Regulatory assets	14	19
Other current assets	6	8
Total Current Assets	816	488

Property, Plant and Equipment
Regulated utility plant	10,235	9,654
Less: accumulated depreciation - regulated utility plant	2,814	2,714
Regulated utility plant, net	7,421	6,940
Construction work in progress	593	641
Property, Plant and Equipment, net	8,014	7,581

Other Noncurrent Assets
Regulatory assets	1,076	1,094
Intangibles	254	251
Other noncurrent assets	15	12
Total Other Noncurrent Assets	1,345	1,357

Total Assets	$10,175	$9,426

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$295
Long-term debt due within one year	224	224
Accounts payable	353	367
Accounts payable to affiliates	29	42
Taxes	8	12
Interest	37	34
Regulatory liabilities	57	83
Other current liabilities	88	101
Total Current Liabilities	796	1,158

Long-term Debt	3,074	2,607

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,990	1,899
Accrued pension obligations	257	281
Other deferred credits and noncurrent liabilities	90	90
Total Deferred Credits and Other Noncurrent Liabilities	2,337	2,270

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	2,729	2,154
Earnings reinvested	875	873
Total Equity	3,968	3,391

Total Liabilities and Equity	$10,175	$9,426

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	66,368	$364	$2,154	$873	$3,391
Net income				156	156
Capital contributions from PPL			575		575
Dividends declared on common stock				(154)	(154)
June 30, 2017	66,368	$364	$2,729	$875	$3,968

December 31, 2015	66,368	$364	$1,934	$821	$3,119
Net income				173	173
Capital contributions from PPL			200		200
Dividends declared on common stock				(116)	(116)
June 30, 2016	66,368	$364	$2,134	$878	$3,376

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues	$723	$721	$1,532	$1,547

Operating Expenses
Operation
Fuel	183	182	374	380
Energy purchases	29	28	98	94
Other operation and maintenance	192	204	399	406
Depreciation	105	100	210	199
Taxes, other than income	16	15	32	30
Total Operating Expenses	525	529	1,113	1,109

Operating Income	198	192	419	438

Other Income (Expense) - net	(4)	(5)	(6)	(6)

Interest Expense	50	48	99	97

Interest Expense with Affiliate	4	4	8	8

Income Before Income Taxes	140	135	306	327

Income Taxes	53	51	116	123

Net Income	$87	$84	$190	$204

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$87	$84	$190	$204

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $7, ($1), $7, ($1)	(11)	1	(11)	1
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	—	(1)	1	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	1	1	1
Net actuarial loss, net of tax of ($1), ($1), ($2), ($1)	1	1	2	2
Total other comprehensive income (loss)	(9)	2	(7)	3

Comprehensive income	$78	$86	$183	$207

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$190	$204
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	210	199
Amortization	14	15
Defined benefit plans - expense	12	13
Deferred income taxes and investment tax credits	91	121
Other	—	(1)
Change in current assets and current liabilities
Accounts receivable	13	9
Accounts payable	(28)	28
Unbilled revenues	23	(14)
Fuel, materials and supplies	41	20
Taxes payable	3	(13)
Other	(21)	(23)
Other operating activities
Defined benefit plans - funding	(29)	(45)
Expenditures for asset retirement obligations	(12)	(8)
Other assets	(2)	1
Other liabilities	6	—
Net cash provided by operating activities	511	506
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(355)	(439)
Net cash used in investing activities	(355)	(439)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	(4)	123
Issuance of long-term debt	60	—
Retirement of long-term debt	(60)	—
Net increase (decrease) in short-term debt	73	(126)
Debt issuance and credit facility costs	(1)	(1)
Distributions to member	(218)	(114)
Contributions from member	—	37
Net cash used in financing activities	(150)	(81)
Net Increase (Decrease) in Cash and Cash Equivalents	6	(14)
Cash and Cash Equivalents at Beginning of Period	13	30
Cash and Cash Equivalents at End of Period	$19	$16

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$83	$105

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$19	$13
Accounts receivable (less reserve: 2017, $25; 2016, $24)
Customer	221	235
Other	40	17
Unbilled revenues	147	170
Fuel, materials and supplies	257	297
Prepayments	32	24
Regulatory assets	23	20
Other current assets	9	4
Total Current Assets	748	780

Property, Plant and Equipment
Regulated utility plant	12,852	12,746
Less: accumulated depreciation - regulated utility plant	1,630	1,465
Regulated utility plant, net	11,222	11,281
Construction work in progress	411	317
Property, Plant and Equipment, net	11,633	11,598

Other Noncurrent Assets
Regulatory assets	830	824
Goodwill	996	996
Other intangibles	90	95
Other noncurrent assets	80	78
Total Other Noncurrent Assets	1,996	1,993

Total Assets	$14,377	$14,371

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$258	$185
Long-term debt due within one year	98	194
Notes payable with affiliate	159	163
Accounts payable	225	251
Accounts payable to affiliates	6	6
Customer deposits	57	56
Taxes	42	39
Price risk management liabilities	5	4
Regulatory liabilities	14	18
Interest	31	32
Asset retirement obligations	73	60
Other current liabilities	115	119
Total Current Liabilities	1,083	1,127

Long-term Debt

Long-term debt	4,569	4,471
Long-term debt to affiliate	400	400
Total Long-term Debt	4,969	4,871

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,823	1,735
Investment tax credits	131	132
Accrued pension obligations	344	350
Asset retirement obligations	292	373
Regulatory liabilities	902	899
Price risk management liabilities	25	27
Other deferred credits and noncurrent liabilities	176	190
Total Deferred Credits and Other Noncurrent Liabilities	3,693	3,706

Commitments and Contingent Liabilities (Notes 6 and 9)

Member's Equity	4,632	4,667

Total Liabilities and Equity	$14,377	$14,371

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2016	$4,667
Net income	190
Distributions to member	(218)
Other comprehensive income	(7)
June 30, 2017	$4,632

December 31, 2015	$4,517
Net income	204
Contributions from member	37
Distributions to member	(114)
Other comprehensive income	3
June 30, 2016	$4,647

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues
Retail and wholesale	$320	$317	$694	$692
Electric revenue from affiliate	4	6	21	17
Total Operating Revenues	324	323	715	709

Operating Expenses
Operation
Fuel	69	69	149	147
Energy purchases	25	23	89	85
Energy purchases from affiliate	3	3	5	5
Other operation and maintenance	86	92	173	179
Depreciation	45	42	89	83
Taxes, other than income	9	7	17	15
Total Operating Expenses	237	236	522	514

Operating Income	87	87	193	195

Other Income (Expense) - net	1	(5)	(1)	(5)

Interest Expense	19	18	36	35

Income Before Income Taxes	69	64	156	155

Income Taxes	27	24	60	59

Net Income (a)	$42	$40	$96	$96

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$96	$96
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	89	83
Amortization	7	6
Defined benefit plans - expense	3	4
Deferred income taxes and investment tax credits	57	62
Change in current assets and current liabilities
Accounts receivable	9	2
Accounts receivable from affiliates	11	(7)
Accounts payable	(17)	20
Accounts payable to affiliates	(3)	8
Unbilled revenues	14	(1)
Fuel, materials and supplies	33	29
Taxes payable	(23)	—
Other	(3)	(6)
Other operating activities
Defined benefit plans - funding	(3)	(16)
Expenditures for asset retirement obligations	(7)	(6)
Other assets	—	(4)
Other liabilities	1	3
Net cash provided by operating activities	264	273
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(177)	(237)
Net cash used in investing activities	(177)	(237)
Cash Flows from Financing Activities
Issuance of long-term debt	60	—
Retirement of long-term debt	(60)	—
Net increase (decrease) in short-term debt	38	(32)
Debt issuance and credit facility costs	(1)	(1)
Payment of common stock dividends to parent	(122)	(61)
Contributions from parent	—	47
Net cash used in financing activities	(85)	(47)
Net Increase (Decrease) in Cash and Cash Equivalents	2	(11)
Cash and Cash Equivalents at Beginning of Period	5	19
Cash and Cash Equivalents at End of Period	$7	$8

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$40	$69

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$7	$5
Accounts receivable (less reserve: 2017, $1; 2016, $2)
Customer	101	109
Other	11	11
Accounts receivable from affiliates	17	28
Unbilled revenues	61	75
Fuel, materials and supplies	110	143
Prepayments	15	12
Regulatory assets	11	9
Other current assets	3	1
Total Current Assets	336	393

Property, Plant and Equipment
Regulated utility plant	5,440	5,357
Less: accumulated depreciation - regulated utility plant	566	498
Regulated utility plant, net	4,874	4,859
Construction work in progress	174	133
Property, Plant and Equipment, net	5,048	4,992

Other Noncurrent Assets
Regulatory assets	449	450
Goodwill	389	389
Other intangibles	55	59
Other noncurrent assets	17	17
Total Other Noncurrent Assets	910	915

Total Assets	$6,294	$6,300

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$207	$169
Long-term debt due within one year	98	194
Accounts payable	116	148
Accounts payable to affiliates	23	26
Customer deposits	27	27
Taxes	17	40
Price risk management liabilities	5	4
Regulatory liabilities	4	5
Interest	10	11
Asset retirement obligations	29	41
Other current liabilities	40	36
Total Current Liabilities	576	701

Long-term Debt	1,521	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,033	974
Investment tax credits	36	36
Accrued pension obligations	49	53
Asset retirement obligations	103	104
Regulatory liabilities	418	419
Price risk management liabilities	25	27
Other deferred credits and noncurrent liabilities	83	87
Total Deferred Credits and Other Noncurrent Liabilities	1,747	1,700

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,682	1,682
Earnings reinvested	344	370
Total Equity	2,450	2,476

Total Liabilities and Equity	$6,294	$6,300

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	21,294	$424	$1,682	$370	$2,476
Net income				96	96
Cash dividends declared on common stock				(122)	(122)
June 30, 2017	21,294	$424	$1,682	$344	$2,450

December 31, 2015	21,294	$424	$1,611	$295	$2,330
Net income				96	96
Capital contributions from LKE			47		47
Cash dividends declared on common stock				(61)	(61)
June 30, 2016	21,294	$424	$1,658	$330	$2,412

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Revenues
Retail and wholesale	$403	$404	$838	$855
Electric revenue from affiliate	3	3	5	5
Total Operating Revenues	406	407	843	860

Operating Expenses
Operation
Fuel	114	113	225	233
Energy purchases	4	5	9	9
Energy purchases from affiliate	4	6	21	17
Other operation and maintenance	100	107	209	213
Depreciation	61	58	121	116
Taxes, other than income	7	8	15	15
Total Operating Expenses	290	297	600	603

Operating Income	116	110	243	257

Other Income (Expense) - net	(2)	1	(3)	(1)

Interest Expense	24	23	48	47

Income Before Income Taxes	90	88	192	209

Income Taxes	34	34	73	80

Net Income (a)	$56	$54	$119	$129

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$119	$129
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	121	116
Amortization	6	7
Defined benefit plans - expense	2	3
Deferred income taxes and investment tax credits	70	77
Other	—	(1)
Change in current assets and current liabilities
Accounts receivable	5	11
Accounts receivable from affiliates	—	1
Accounts payable	(1)	11
Accounts payable to affiliates	(15)	12
Unbilled revenues	9	(13)
Fuel, materials and supplies	8	(9)
Taxes payable	(29)	(3)
Other	(13)	(11)
Other operating activities
Defined benefit plans - funding	(21)	(13)
Expenditures for asset retirement obligations	(5)	(2)
Other assets	(3)	(3)
Other liabilities	4	(1)
Net cash provided by operating activities	257	311
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(177)	(201)
Net cash used in investing activities	(177)	(201)
Cash Flows from Financing Activities
Net increase (decrease) in short-term debt	35	(19)
Debt issuance and credit facility costs	—	(1)
Payment of common stock dividends to parent	(110)	(113)
Contributions from parent	—	20
Net cash used in financing activities	(75)	(113)
Net Increase (Decrease) in Cash and Cash Equivalents	5	(3)
Cash and Cash Equivalents at Beginning of Period	7	11
Cash and Cash Equivalents at End of Period	$12	$8

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$43	$36

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$12	$7
Accounts receivable (less reserve: 2017, $2; 2016, $2)
Customer	120	126
Other	27	5
Unbilled revenues	86	95
Fuel, materials and supplies	147	154
Prepayments	15	12
Regulatory assets	12	11
Other current assets	6	3
Total Current Assets	425	413

Property, Plant and Equipment
Regulated utility plant	7,404	7,382
Less: accumulated depreciation - regulated utility plant	1,062	965
Regulated utility plant, net	6,342	6,417
Construction work in progress	236	181
Property, Plant and Equipment, net	6,578	6,598

Other Noncurrent Assets
Regulatory assets	381	374
Goodwill	607	607
Other intangibles	35	36
Other noncurrent assets	60	57
Total Other Noncurrent Assets	1,083	1,074

Total Assets	$8,086	$8,085

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$51	$16
Accounts payable	94	78
Accounts payable to affiliates	43	56
Customer deposits	30	29
Taxes	16	45
Regulatory liabilities	10	13
Interest	16	16
Asset retirement obligations	44	19
Other current liabilities	32	36
Total Current Liabilities	336	308

Long-term Debt	2,327	2,327

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,242	1,170
Investment tax credits	95	96
Accrued pension obligations	38	62
Asset retirement obligations	189	269
Regulatory liabilities	484	480
Other deferred credits and noncurrent liabilities	42	50
Total Deferred Credits and Other Noncurrent Liabilities	2,090	2,127

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,616	2,616
Accumulated other comprehensive loss	—	(1)
Earnings reinvested	409	400
Total Equity	3,333	3,323

Total Liabilities and Equity	$8,086	$8,085

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323
Net income				119		119
Cash dividends declared on common stock				(110)		(110)
Other comprehensive income					1	1
June 30, 2017	37,818	$308	$2,616	$409	$—	$3,333

December 31, 2015	37,818	$308	$2,596	$383	$—	$3,287
Capital contributions from LKE			20			20
Net income				129		129
Cash dividends declared on common stock				(113)		(113)
Other comprehensive income (loss)					(1)	(1)
June 30, 2016	37,818	$308	$2,616	$399	$(1)	$3,322

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2016 is derived from that Registrant's 2016 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2016 Form 10-K. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each indicated Registrant's 2016 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable (PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and six months ended June 30, 2017, PPL Electric purchased $288 million and $644 million of accounts receivable from alternative energy suppliers. During the three and six months ended June 30, 2016, PPL Electric purchased $297 million and $679 million of accounts receivable from alternative electricity suppliers.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2016 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2017	2016	2017	2016
Income Statement Data
Revenues from external customers
U.K. Regulated	$502	$563	$1,070	$1,158
Kentucky Regulated	723	721	1,532	1,547
Pennsylvania Regulated	500	495	1,073	1,080
Corporate and Other	—	6	1	11
Total	$1,725	$1,785	$3,676	$3,796

Net Income
U.K. Regulated (a)	$148	$345	$434	$634
Kentucky Regulated	79	76	174	188
Pennsylvania Regulated	77	78	156	172
Corporate and Other	(12)	(16)	(69)	(30)
Total	$292	$483	$695	$964

(a)	Includes unrealized gains and losses from hedging foreign-currency related economic activity. See Note 13 for additional information.

Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	June 30, 2017	December 31, 2016
Balance Sheet Data
Assets
U.K. Regulated (a)	$15,798	$14,537
Kentucky Regulated	14,043	14,037
Pennsylvania Regulated	10,175	9,426
Corporate and Other (b)	(52)	315
Total	$39,964	$38,315

(a)	Includes $11.5 billion and $10.8 billion of net PP&E as of June 30, 2017 and December 31, 2016. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2017	2016	2017	2016
Income (Numerator)
Net income	$292	$483	$695	$964
Less amounts allocated to participating securities	—	1	1	3
Net income available to PPL common shareowners - Basic and Diluted	$292	$482	$694	$961

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	683,841	677,145	682,370	676,293
Add incremental non-participating securities:
Share-based payment awards	2,510	3,584	2,355	3,480
Weighted-average shares - Diluted EPS	686,351	680,729	684,725	679,773

Basic EPS
Net Income available to PPL common shareowners	$0.43	$0.71	$1.02	$1.42

Diluted EPS
Net Income available to PPL common shareowners	$0.43	$0.71	$1.01	$1.41

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Six Months
	2017	2016	2017	2016
Stock-based compensation plans (a)	564	795	1,451	2,920
DRIP	369	370	814	772

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for additional information on common stock issued under the ATM Program.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2017	2016	2017	2016
Stock options	696	696	696	696
Performance units	—	78	—	39

5. Income Taxes

Reconciliations of income taxes for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$129	$236	$315	$467
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	9	23	22
Valuation allowance adjustments	—	3	5	9
Impact of lower U.K. income tax rates	(40)	(45)	(88)	(99)
U.S. income tax on foreign earnings - net of foreign tax credit (a)	(7)	—	(16)	(2)
Impact of the U.K. Finance Acts	(6)	(2)	(9)	(2)
Depreciation not normalized	(2)	(3)	(5)	(4)
Interest benefit on U.K. financing entities	(4)	(4)	(8)	(9)
Stock-based compensation	(4)	(3)	(7)	(11)
Other	—	1	(5)	—
Total increase (decrease)	(53)	(44)	(110)	(96)
Total income taxes	$76	$192	$205	$371

(a)
Lower income taxes primarily due to the tax benefit of accelerated pension contributions made in the first quarter of 2017. The related tax benefit is recognized over the annual period as a result of utilizing an estimated annual effective tax rate.

(PPL Electric)
	Three Months		Six Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$44	$44	$88	$97
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	8	17	18
Depreciation not normalized	(2)	(2)	(4)	(3)
Stock-based compensation	(3)	(2)	(5)	(7)
Other	(1)	—	(1)	(1)
Total increase (decrease)	3	4	7	7
Total income taxes	$47	$48	$95	$104

(LKE)
	Three Months		Six Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$49	$47	$107	$114
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	5	11	12
Other	(1)	(1)	(2)	(3)
Total increase (decrease)	4	4	9	9
Total income taxes	$53	$51	$116	$123

(LG&E)
	Three Months		Six Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$24	$22	$55	$54
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	2	6	6
Other	—	—	(1)	(1)
Total increase (decrease)	3	2	5	5
Total income taxes	$27	$24	$60	$59

(KU)
	Three Months		Six Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$32	$31	$67	$73
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3	3	7	7
Other	(1)	—	(1)	—
Total increase (decrease)	2	3	6	7
Total income taxes	$34	$34	$73	$80

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current Regulatory Assets:
Environmental cost recovery	$6	$6	$—	$—
Generation formula rate	10	11	—	—
Transmission service charge	—	7	—	7
Gas supply clause	7	3	—	—
Smart meter rider	10	6	10	6
Storm costs	3	5	3	5
Other	1	1	1	1
Total current regulatory assets (a)	$37	$39	$14	$19

Noncurrent Regulatory Assets:
Defined benefit plans	$920	$947	$537	$549
Taxes recoverable through future rates	345	340	345	340
Storm costs	40	58	—	10
Unamortized loss on debt	57	61	32	36
Interest rate swaps	124	129	—	—
Accumulated cost of removal of utility plant	162	159	162	159
AROs	245	211	—	—
Other	13	13	—	—
Total noncurrent regulatory assets	$1,906	$1,918	$1,076	$1,094

	PPL		PPL Electric
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current Regulatory Liabilities:
Generation supply charge	$19	$23	$19	$23
Transmission service charge	6	—	6	—
Universal service rider	14	14	14	14
Transmission formula rate	3	15	3	15
Fuel adjustment clause	13	11	—	—
Act 129 compliance rider	11	17	11	17
Storm damage expense	4	13	4	13
Other	1	8	—	1
Total current regulatory liabilities	$71	$101	$57	$83

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$703	$700	$—	$—
Power purchase agreement - OVEC (b)	72	75	—	—
Net deferred tax assets	21	23	—	—
Defined benefit plans	27	23	—	—
Interest rate swaps	76	78	—	—
Other	3	—	—	—
Total noncurrent regulatory liabilities	$902	$899	$—	$—

	LKE		LG&E		KU
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current Regulatory Assets:
Environmental cost recovery	$6	$6	$4	$6	$2	$—
Generation formula rate	10	11	—	—	10	11
Gas supply clause	7	3	7	3	—	—
Total current regulatory assets	$23	$20	$11	$9	$12	$11

Noncurrent Regulatory Assets:
Defined benefit plans	$383	$398	$238	$246	$145	$152
Storm costs	40	48	22	26	18	22
Unamortized loss on debt	25	25	16	16	9	9
Interest rate swaps	124	129	85	88	39	41
AROs	245	211	84	70	161	141
Plant retirement costs	3	4	—	—	3	4
Other	10	9	4	4	6	5
Total noncurrent regulatory assets	$830	$824	$449	$450	$381	$374

	LKE		LG&E		KU
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Current Regulatory Liabilities:
Demand side management	$—	$3	$—	$2	$—	$1
Fuel adjustment clause	13	11	4	2	9	9
Other	1	4	—	1	1	3
Total current regulatory liabilities	$14	$18	$4	$5	$10	$13

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$703	$700	$308	$305	$395	$395
Power purchase agreement - OVEC (b)	72	75	50	52	22	23
Net deferred tax assets	21	23	21	23	—	—
Defined benefit plans	27	23	—	—	27	23
Interest rate swaps	76	78	38	39	38	39
Other	3	—	1	—	2	—
Total noncurrent regulatory liabilities	$902	$899	$418	$419	$484	$480

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)	This liability was recorded as an offset to an intangible asset that was recorded at fair value upon the acquisition of LKE by PPL.

Regulatory Matters

Kentucky Activities

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

In November 2016, LG&E and KU filed requests with the KPSC for increases in annual base electricity and gas rates. LG&E's and KU's applications included requests for CPCNs for implementing an Advanced Metering System program and a Distribution Automation program.

On April 19, 2017 and May 1, 2017, LG&E and KU, along with all intervening parties to the proceeding, filed with the KPSC, stipulation and recommendation agreements (stipulations) resolving all issues with the parties. Among other things, the proposed stipulations provided for increases in annual revenue requirements associated with KU base electricity rates of $55 million, LG&E base electricity rates of $59 million and LG&E base gas rates of $8 million, reflecting a return on equity of 9.75%, the withdrawal of LG&E's and KU's request for a CPCN for the Advanced Metering System and other changes to the revenue requirements, which dealt primarily with the timing of cost recovery, including depreciation rates.

On June 22, 2017, the KPSC issued orders approving, with certain modifications, the proposed stipulations filed in April and May 2017. On June 29, 2017, the KPSC issued further orders correcting certain revenue requirement and rate calculations and making other technical corrections to the June 22, 2017 orders. The combined KPSC orders modified the stipulations to provide for increases in annual revenue requirements associated with KU base electricity rates of $52 million, LG&E base electricity rates of $57 million and LG&E base gas rates of $7 million, and incorporate an authorized return on equity of 9.7%. Consistent with the stipulations, the orders approved LG&E's and KU's request for implementing a Distribution Automation program and their withdrawal of a request for a CPCN for the Advanced Metering System program. The orders also approved new depreciation rates for LG&E and KU that will result in higher depreciation of approximately $15 million ($4 million for LG&E and $11 million for KU) in 2017, exclusive of net additions to PP&E. The orders result in a base electricity rate increase of 3.2% at KU and base electricity and gas rate increases of 5.2% and 2.1% at LG&E. The new base rates and all elements of the orders became effective July 1, 2017. On June 23, 2017, the KPSC also issued orders establishing an authorized return on equity of 9.7% for all of LG&E's and KU's existing approved ECR plans and projects, replacing the prior authorized return on equity levels of 9.8% for CCR projects and 10% for all other ECR approved projects, effective with bills issued in August 2017. The impact of the new authorized return for ECR projects is not expected to be significant in 2017.

Gas Franchise (LKE and LG&E)

LG&E’s gas franchise agreement for the Louisville/Jefferson County service area expired in March 2016. In August 2016, LG&E and Louisville/Jefferson County entered into a revised franchise agreement with a 5-year term (with renewal options). The franchise fee may be modified at Louisville/Jefferson County's election upon 60 days' notice. However, any franchise fee is capped at 3% of gross receipts for natural gas service within the franchise area. The agreement further provides that if the KPSC determines that the franchise fee should be recovered from LG&E's customers, the franchise fee will revert to zero. In August 2016, LG&E filed an application in a KPSC proceeding to review and rule upon the recoverability of the franchise fee.

In August 2016, Louisville/Jefferson County submitted a motion to dismiss the proceeding filed by LG&E and, in November 2016, filed an amended complaint against LG&E relating to these issues. LG&E submitted KPSC filings to respond to, request dismissal of and consolidate certain claims or aspects of the proceedings. In January 2017, the KPSC issued an order denying Louisville/Jefferson County's motion to dismiss, consolidating the matter with LG&E's filed application and establishing a procedural schedule for the case. Louisville/Jefferson County and LG&E continue to file certain procedural motions, testimony and discovery with the KPSC. Until the KPSC issues a final order in this proceeding, LG&E cannot predict the ultimate outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operation. LG&E continues to provide gas service to customers in this franchise area at existing rates, but without collecting or remitting a franchise fee.

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

	June 30, 2017					December 31, 2016
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2022	£210	£155	£—	£56	£160	£—
Term Loan Facility (b)	Dec. 2017	230	230	—	—	—	—
WPD (South West)
Syndicated Credit Facility (c)	July 2021	245	80	—	165	110	—
WPD (East Midlands)
Syndicated Credit Facility (d)	July 2021	300	116	—	184	9	—
WPD (West Midlands)
Syndicated Credit Facility	July 2021	300	—	—	300	—	—
Uncommitted Credit Facilities (e)		90	50	4	36	60	4
Total U.K. Credit Facilities (f)		£1,375	£631	£4	£741	£339	£4

	June 30, 2017					December 31, 2016
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2022	$950	$—	$424	$526	$—	$20
Syndicated Credit Facility	Nov. 2018	300	—	—	300	—	—
Bilateral Credit Facility	Mar. 2018	150	—	17	133	—	17
Total PPL Capital Funding Credit Facilities		$1,400	$—	$441	$959	$—	$37

PPL Electric
Syndicated Credit Facility	Jan. 2022	$650	$—	$1	$649	$—	$296

LKE
Syndicated Credit Facility	Oct. 2018	$75	$—	$—	$75	$—	$—

LG&E
Syndicated Credit Facility	Jan. 2022	$500	$—	$207	$293	$—	$169

KU
Syndicated Credit Facility	Jan. 2022	$400	$—	$51	$349	$—	$16
Letter of Credit Facility	Oct. 2017	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$249	$349	$—	$214

(a)
The amounts borrowed at June 30, 2017 and December 31, 2016 were USD-denominated borrowings of $200 million for both periods, which bore interest at 1.87% and 1.43%. The unused capacity reflects the amount borrowed in GBP of £154 million as of the date borrowed.

(b)	The amount borrowed at June 30, 2017 was a GBP-denominated borrowing which equated to $297 million and bore interest at 1.50%.

(c)	The amounts borrowed at June 30, 2017 and December 31, 2016 were GBP-denominated borrowings which equated to $103 million and $137 million and bore interest at 0.65% and 0.66%.

(d)	The amounts borrowed at June 30, 2017 and December 31, 2016 were GBP-denominated borrowings which equated to $150 million and $11 million and bore interest at 0.65% and 0.66%.

(e)	The amounts borrowed at June 30, 2017 and December 31, 2016 were GBP-denominated borrowings which equated to $65 million and $75 million and bore interest at 1.07% and 1.26%.

(f)	At June 30, 2017, the unused capacity under the U.K. credit facilities was $956 million.

(PPL, LKE and KU)

In August 2017, the expiration date for the KU letter of credit facility was extended to October 2020.

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	June 30, 2017				December 31, 2016
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	1.46%	$1,000	$424	$576	1.10%	$20
PPL Electric		650	—	650	1.05%	295
LG&E	1.35%	350	207	143	0.94%	169
KU	1.40%	350	51	299	0.87%	16
Total		$2,350	$682	$1,668		$500

(PPL Electric and LKE)

See Note 10 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In March 2017, WPD (South Wales) issued £50 million of 0.01% Index-linked Senior Notes due 2029. WPD (South Wales) received proceeds of £53 million, which equated to $64 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indenture. The proceeds were used for general corporate purposes.

(PPL and PPL Electric)

In May 2017, PPL Electric issued $475 million of 3.95% First Mortgage Bonds due 2047. PPL Electric received proceeds of $466 million, net of a discount and underwriting fees, which were used to repay short-term debt incurred primarily for capital expenditures.

(PPL, LKE and LG&E)

In June 2017, the County of Trimble, Kentucky issued $60 million of Environmental Facilities Revenue Refunding Bonds, 2017 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were issued bearing interest at a rate of 3.75% through their maturity and are subject to an optional redemption on or after June 1, 2027. The proceeds of the bonds were used to redeem $60 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series A (Louisville Gas and Electric Company Project) due 2033 previously issued by the County of Trimble, Kentucky on behalf of LG&E.

In June 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $31 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.25% through their mandatory purchase date of June 3, 2019.

In June 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $35 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series B (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.25% through their mandatory purchase date of June 3, 2019.

In April 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2003 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.50% through their mandatory purchase date of April 1, 2019.

(PPL)

ATM Program

In February 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. For the periods ended June 30, PPL issued the following:

	Three Months		Six Months
	2017	2016	2017	2016
Number of shares (in thousands)	2,113	—	3,477	—
Average share price	$39.15	$—	$38.17	$—
Net Proceeds	$82	$—	$132	$—

Distributions

In May 2017, PPL declared a quarterly common stock dividend, payable July 3, 2017, of 39.5 cents per share (equivalent to $1.58 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

8. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE and LG&E for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2017	2016	2017	2016	2017	2016	2017	2016
PPL
Service cost	$15	$16	$18	$18	$32	$33	$37	$36
Interest cost	42	44	44	62	84	87	87	124
Expected return on plan assets	(58)	(58)	(127)	(132)	(115)	(114)	(252)	(265)
Amortization of:
Prior service cost	3	3	—	—	5	4	—	—
Actuarial loss	14	10	36	36	34	25	71	73
Net periodic defined benefit costs (credits) before special termination benefits	16	15	(29)	(16)	40	35	(57)	(32)
Special termination benefits (a)	(1)	—	—	—	1	—	—	—
Net periodic defined benefit costs (credits)	$15	$15	$(29)	$(16)	$41	$35	$(57)	$(32)

(a)
Enhanced pension benefits offered to certain PPL Electric bargaining unit employees under a one-time voluntary retirement window offered as part of the new five year IBEW contract ratified in March 2017.

	Pension Benefits
	Three Months		Six Months
	2017	2016	2017	2016
LKE
Service cost	$5	$6	$12	$12
Interest cost	18	18	34	35
Expected return on plan assets	(24)	(24)	(46)	(45)
Amortization of:
Prior service cost	2	3	4	4
Actuarial loss	4	5	15	10
Net periodic defined benefit costs	$5	$8	$19	$16

	Pension Benefits
	Three Months		Six Months
	2017	2016	2017	2016
LG&E
Service cost	$1	$1	$1	$1
Interest cost	3	4	$6	$7
Expected return on plan assets	(6)	(5)	(11)	(10)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss	1	1	4	3
Net periodic defined benefit costs	$—	$2	$2	$3

	Other Postretirement Benefits
	Three Months		Six Months
	2017	2016	2017	2016
PPL
Service cost	$2	$2	$4	$4
Interest cost	6	7	12	13
Expected return on plan assets	(5)	(6)	(11)	(11)
Amortization of prior service cost	(1)	—	(1)	—
Net periodic defined benefit costs	$2	$3	$4	$6

LKE
Service cost	$1	$1	$2	$2
Interest cost	2	3	4	5
Expected return on plan assets	(2)	(1)	(3)	(3)
Amortization of prior service cost	—	—	—	1
Net periodic defined benefit costs	$1	$3	$3	$5

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

	Three Months		Six Months
	2017	2016	2017	2016
PPL Electric	$5	$5	$13	$11
LG&E	2	3	5	5
KU	1	3	5	6

Expected Cash Flows - U.K. Pension Plans

(PPL)

For the six months ended June 30, 2017, WPD contributed $485 million to its U.K. pension plans. These accelerated contributions fund all 2017 required contributions and a portion of 2018 required contributions. WPD does not expect to make additional contributions in 2017.

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

Cane Run Environmental Claims (PPL, LKE and LG&E)

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act and RCRA. In addition, these plaintiffs assert common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the Cane Run plant. In their individual capacities, these plaintiffs sought compensation for alleged adverse health effects. In response to a motion to dismiss filed by PPL and LG&E, in July 2014, the court dismissed the plaintiffs' RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In November 2016, plaintiffs filed an amended complaint removing the personal injury claims and removing certain previously named plaintiffs. In February 2017, the District Court issued an order dismissing PPL as a defendant and dismissing the final federal claim against LG&E under the Clean Air Act, and directed the parties to submit briefs regarding whether the court should continue to exercise supplemental jurisdiction regarding the remaining state law-only claims. On April 13, 2017, the District Court issued an order declining to exercise supplemental jurisdiction and dismissing the case in its entirety, subject to certain federal appeals or state court re-filing rights of the parties. On June 16, 2017, the plaintiffs filed a class action complaint in Jefferson Circuit Court, Kentucky, against LG&E regarding the state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

E.W. Brown Environmental Claims (PPL, LKE and KU)

On July 12, 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant’s water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs’ suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs seek injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act violations, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also seek assessment of civil penalties and an award of litigation costs and attorney fees. PPL, LKE and KU cannot predict the outcome of this matter or the potential impact on the operations of the E.W. Brown plant, including increased capital or operating costs, if any.

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

Trimble County Landfill

Various state and federal permits and regulatory approvals are required in order to construct a landfill at the Trimble County plant to be used for disposal of CCRs. In October 2016, the Kentucky Division of Water issued a water quality certification and in February 2017, the Kentucky Division of Waste Management issued a “special waste” landfill permit. In March 2017, the Sierra Club and a resident adjacent to the plant filed administrative challenges to the landfill permit before the KEEC. In June 2017, the U.S. Army Corps of Engineers issued a dredge and fill permit, the final approval required for construction of the landfill. PPL, LKE, LG&E and KU believe that all permits and regulatory approvals issued for the project comply with applicable state and federal laws, but cannot predict the outcome of legal challenges or the potential impact, if any, on plant operations, or future capital or operating costs. However, PPL, LKE, LG&E and KU believe that additional costs, if any, resulting from such legal challenges would be subject to cost recovery.

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

National Ambient Air Quality Standards (NAAQS)

Under the Clean Air Act, the EPA is required to reassess the NAAQS for certain air pollutants on a five-year schedule. In 2008, the EPA revised the NAAQS for ozone and proposed to further strengthen the standard in November 2014. The EPA released a new ozone standard on October 1, 2015. The states and the EPA will determine attainment with the new ozone standard through review of relevant ambient air monitoring data, with attainment or nonattainment designations scheduled no later than October 2018. States are also obligated to address interstate transport issues associated with new ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. States that are not in the ozone transport region, including Kentucky, worked together to evaluate the need for further nitrogen oxide reductions from fossil-fueled plants with SCRs. Based on regulatory developments to date, PPL, LKE, LG&E and KU do not anticipate requirements for nitrogen oxide reductions beyond those currently required under the Cross State Air Pollution Rule.

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

Climate Change

There is continuing world-wide attention focused on issues related to climate change. In June 2016, President Obama announced that the United States, Canada and Mexico established the North American Climate, Clean Energy, and Environment Partnership Plan, which specifies actions to promote clean energy, address climate change and protect the environment. The plan includes a goal to provide 50% of the energy used in North America from clean energy sources by 2025. The plan does not impose any nation-specific requirements.

In December 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate, which establishes a comprehensive framework for the reduction of GHG emissions from both developed and developing nations. Although the agreement does not establish binding reduction requirements, it requires each nation to prepare, communicate, and maintain GHG reduction commitments. Reductions can be achieved in a variety of ways, including energy conservation, power plant efficiency improvements, reduced utilization of coal-fired generation or replacing coal-fired generation with natural gas or renewable generation. Based on the EPA's Clean Power Plan described below, the U.S. committed to an initial reduction target of 26% to 28% below 2005 levels by 2025. However, on June 1, 2017, President Trump announced a plan to withdraw from the Paris Agreement and undertake negotiations to reenter the current agreement or enter a new agreement on terms more favorable to the U.S. Under the terms of the Paris Agreement, any U.S. withdrawal would not be complete until November 2020. Additionally, in March 2017, the President issued an Executive Order (the March 2017 Executive Order) directing the EPA to review proposed and final rules relating to GHG reductions for consistency with certain policy directives and suspend, revise, or rescind those rules as appropriate. The March 2017 Executive Order also directs rescission of specified guidance, directives, and prior Presidential actions regarding climate change. PPL, LKE, LG&E and KU cannot predict the outcome of such regulatory actions or the impact, if any, on plant operations, rate treatment or future capital or operating needs.

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon allowances to offset emissions associated with WPD's operations. The cost of these allowances is included in WPD's current operating expenses.

The EPA's Rules under Section 111 of the Clean Air Act, including the EPA's Clean Power Plan

As further described below, the EPA finalized rules imposing GHG emission standards for both new and existing power plants. The EPA has also issued a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan under these rules.

The future of these rules is uncertain. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act has been challenged in the D.C. Circuit Court by several states and industry groups. In February 2016, the U.S. Supreme Court stayed the rule for existing plants (the Clean Power Plan) pending the D.C. Circuit Court's review and subsequent review by the U.S. Supreme Court if a writ of certiorari is filed and granted. In addition, the President's March 2017 Executive Order requires the EPA to review the rules for new plants and existing power plants and suspend, revise or rescind them as appropriate.

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

LG&E and KU are monitoring developments at the state and federal level. Various states, industry groups and individual companies including LKE have filed petitions for reconsideration with the EPA and petitions for review with the D.C. Circuit Court challenging the Clean Power Plan. In February 2016, the U.S. Supreme Court stayed the rule pending the D.C. Circuit Court's review. The EPA has commenced review of the Clean Power Plan and related actions, as directed by the President's March 2017 Executive Order. In April 2017, in response to a motion filed by the EPA, the D.C. Circuit temporarily held the litigation in abeyance in light of the EPA's ongoing review of the Clean Power Plan. PPL, LKE, LG&E and KU cannot predict the outcome of the pending litigation, any changes in regulations, interpretations, or litigation positions that may be implemented by the U.S. presidential administration or the potential impact, if any, on plant operations, or future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to cost recovery.

In April 2014, the Kentucky General Assembly passed legislation limiting the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the EPA's regulations governing GHG emissions from existing sources, if enacted. The legislation provides that such state GHG performance standards will be based on emission reductions, efficiency measures and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions may make it more difficult for Kentucky to achieve the GHG reduction levels that the EPA has established for Kentucky, if enacted.

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

Recently enacted federal legislation has authorized the EPA to approve equally protective state programs that would operate in lieu of the CCR Rule. In January 2017, Kentucky issued a state rule, effective May 2017, aimed at reflecting the requirements of the federal rule. In May 2017, a resident adjacent to LG&E's and KU's Trimble County plant filed a lawsuit in state court against the Kentucky Energy and Environmental Cabinet and LG&E seeking to invalidate the new rule. PPL, LKE, LG&E and KU cannot predict the outcome of the litigation, but anticipate continued operation under the former program in the event that the new rule is struck down.

LG&E and KU have received KPSC approval for a compliance plan providing for construction of additional landfill capacity at the E.W. Brown station, closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with federal CCR rule requirements, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law requirements. See Note 6 in the Registrants' 2016 Form 10-K for additional information.

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs during 2015, 2016 and 2017. See Note 15 below and Note 19 in the Registrants' 2016 Form 10-K for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

Effluent Limitations Guidelines (ELGs)

In September 2015, the EPA released its final ELGs for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which have been consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In June 2017, the EPA published in the Federal Register a rule that would postpone applicable compliance dates until the agency completes reconsideration of the rule. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing at this time, although certain preliminary estimates are included in current capital forecasts for applicable periods. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits, which are expected to be significant, are subject to rate recovery.

Seepages and Groundwater Infiltration

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various LG&E and KU plants. LG&E and KU have completed, or are completing, assessments of seepages or groundwater infiltration at various facilities and have completed, or are working with agencies to implement, further testing, monitoring or abatement measures, where applicable. A range of reasonably possible costs cannot currently be estimated. Depending on the circumstances in each case, certain costs, which may be subject to rate recovery, could be significant.

(All Registrants)

Other Issues

In June 2016, the "Frank Lautenberg Chemical Safety Act" took effect as an amendment to the Toxic Substance Control Act (TSCA). The Act made no changes to the pre-existing TSCA rules as it pertains to polychlorinated biphenyls (PCB). The EPA continues to reassess its PCB regulations as part of the 2010 Advanced Notice of Proposed Rulemaking (ANPRM). The EPA's

ANPRM rulemaking is to occur in two phases. Only the second part of the rule, currently scheduled for November 2017, is applicable to PPL operations. This part of the rule relates to the use of PCBs in electrical equipment and natural gas pipelines, as well as continued use of PCB-contaminated porous surfaces. Although the first rulemaking will not directly affect the Registrants' operations, it may indicate certain approaches or principles to occur in the later rulemaking which may affect Registrants' facilities in the United States, including phase-out of some or all equipment containing PCBs. Should such a phase-out be required, the costs, which are subject to rate recovery, could be significant.

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

There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. PPL Electric, LG&E and KU lack sufficient information on such additional sites and are therefore unable to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these matters.

At June 30, 2017 and December 31, 2016, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites noted above. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

Other

Labor Union Agreements

(PPL and PPL Electric)

In March 2017, members of the IBEW ratified a new five-year labor agreement with PPL. The contract covers nearly 1,400 employees and was effective May 22, 2017. The terms of the new labor agreement are not expected to have a significant impact on the financial results of PPL or PPL Electric.

(LKE and KU)

In August 2017, KU and the United Steelworkers of America ratified a three-year labor agreement through August 2020. The agreement covers approximately 53 employees. The terms of the new labor agreement are not expected to have a significant impact on the financial results of LKE or KU.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2017. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at June 30, 2017 and December 31, 2016 was $22 million for PPL and $17 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at June 30, 2017		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2019
WPD guarantee of pension and other obligations of unconsolidated entities	92	(c)

PPL Electric
Guarantee of inventory value	15	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At June 30, 2017, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $120 million at June 30, 2017, consisting of LG&E's share of $83 million and KU's share of $37 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2016 Form 10-K for additional information on the OVEC power purchase contract. In connection with recent credit market related developments at OVEC or certain of its sponsors, such parties, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs and accelerated maturities of OVEC's existing short and long-term debt. The ultimate outcome of these matters, including any potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract cannot be predicted.

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

	Three Months		Six Months
	2017	2016	2017	2016
PPL Electric from PPL Services	$44	$28	$95	$65
LKE from PPL Services	5	4	11	9
PPL Electric from PPL EU Services	15	16	33	33
LG&E from LKS	38	41	82	88
KU from LKS	47	49	91	105

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a revolving line of credit with a PPL Electric subsidiary. At June 30, 2017, $270 million was outstanding and reflected in "Notes receivable from affiliate" on the Balance Sheet. No balance was outstanding at December 31, 2016. The interest rates on borrowings are equal to one-month LIBOR plus a spread. The interest rate on the outstanding borrowing at June 30, 2017 was 2.81%.

(LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At June 30, 2017 and December 31, 2016, $159 million and $163 million were outstanding and reflected in "Notes payable with affiliate" on the Balance Sheets. The interest rates on the outstanding borrowing at June 30, 2017 and December 31, 2016 were 2.56% and 2.12%.

LKE maintains a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At June 30, 2017 and December 31, 2016, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets.

Other (PPL Electric, LG&E and KU)

See Note 8 for discussions regarding intercompany allocations associated with defined benefits.

11. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three and six months ended June 30, 2017 and 2016 consisted primarily of gains (losses) on foreign currency contracts to economically hedge PPL's translation risk related to its GBP denominated earnings in the U.K. See Note 13 for additional information on these derivatives.

12. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and six months ended June 30, 2017 and 2016, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2016 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$467	$467	$—	$—	$341	$341	$—	$—
Restricted cash and cash equivalents (a)	25	25	—	—	26	26	—	—
Price risk management assets (b):
Foreign currency contracts	156	—	156	—	211	—	211	—
Cross-currency swaps	158	—	158	—	188	—	188	—
Total price risk management assets	314	—	314	—	399	—	399	—
Total assets	$806	$492	$314	$—	$766	$367	$399	$—

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$31	$—	$31	$—	$31	$—	$31	$—
Foreign currency contracts	104	—	104	—	27	—	27	—
Total price risk management liabilities	$135	$—	$135	$—	$58	$—	$58	$—

PPL Electric
Assets
Cash and cash equivalents	$59	$59	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$61	$61	$—	$—	$15	$15	$—	$—

LKE
Assets
Cash and cash equivalents	$19	$19	$—	$—	$13	$13	$—	$—
Cash collateral posted to counterparties (c)	2	2	—	—	3	3	—	—
Total assets	$21	$21	$—	$—	$16	$16	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$30	$—	$30	$—	$31	$—	$31	$—
Total price risk management liabilities	$30	$—	$30	$—	$31	$—	$31	$—

LG&E
Assets
Cash and cash equivalents	$7	$7	$—	$—	$5	$5	$—	$—
Cash collateral posted to counterparties (c)	2	2	—	—	3	3	—	—
Total assets	$9	$9	$—	$—	$8	$8	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$30	$—	$30	$—	$31	$—	$31	$—
Total price risk management liabilities	$30	$—	$30	$—	$31	$—	$31	$—

	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$12	$12	$—	$—	$7	$7	$—	$—
Total assets	$12	$12	$—	$—	$7	$7	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	June 30, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$19,068	$22,791	$18,326	$21,355
PPL Electric	3,298	3,705	2,831	3,148
LKE	5,067	5,535	5,065	5,439
LG&E	1,619	1,749	1,617	1,710
KU	2,327	2,572	2,327	2,514

(a)	Amounts are net of debt issuance costs.

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

Equity securities price risk

•
PPL and its subsidiaries are exposed to equity securities price risk associated with the fair value of the defined benefit plans' assets. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery mechanisms in place.

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

PPL had a $27 million obligation to return cash collateral under master netting arrangements at June 30, 2017 and a $19 million obligation to return cash collateral under master netting arrangements at December 31, 2016.

LKE and LG&E had no obligation to return cash collateral under master netting arrangements at June 30, 2017 and December 31, 2016.

PPL, LKE and LG&E posted $2 million of cash collateral under master netting arrangements at June 30, 2017 and $3 million of cash collateral under master netting arrangements at December 31, 2016.

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

Cash Flow Hedges

(PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At June 30, 2017, PPL held an aggregate notional value in interest rate swap contracts of £145 million (approximately $187 million based on spot rates) that mature in 2027 to hedge the interest payments of anticipated WPD debt issuances. These swaps require a mandatory early redemption on or before November 30, 2017.

For the three and six months ended June 30, 2017, PPL had no hedge ineffectiveness associated with interest rate derivatives. For the three and six months ended June 30, 2016, PPL had an insignificant amount of hedge ineffectiveness associated with interest rate derivatives.

At June 30, 2017, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $802 million that range in maturity from 2017 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three and six months ended June 30, 2017 and 2016, PPL had no hedge ineffectiveness associated with cross-currency interest rate swap derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2017, PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges. For the three and six months ended June 30, 2016, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2017, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2017, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no such contracts outstanding at June 30, 2017.

At June 30, 2017 and December 31, 2016, PPL had $21 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At June 30, 2017, the total exposure hedged by PPL was approximately £2.8 billion (approximately $3.7 billion based on contracted rates). These contracts had termination dates ranging from July 2017 through December 2019.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's and KU's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2017 and December 31, 2016.

See Notes 1 and 17 in each Registrant's 2016 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2017				December 31, 2016
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$1	$—	$5	$—	$—	$—	$4
Cross-currency swaps (b)	28	—	—	—	32	—	—	—
Foreign currency contracts	—	—	41	60	—	—	31	21
Total current	28	1	41	65	32	—	31	25
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	25	—	—	—	27
Cross-currency swaps (b)	130	—	—	—	156	—	—	—
Foreign currency contracts	—	—	115	44	—	—	180	6
Total noncurrent	130	—	115	69	156	—	180	33
Total derivatives	$158	$1	$156	$134	$188	$—	$211	$58

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2017.

				Three Months		Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Six Months
Cash Flow Hedges:
Interest rate swaps	$(2)	$(2)	Interest expense	$(2)	$—	$(4)	$(1)
Cross-currency swaps	(27)	(35)	Interest expense	(1)	—	—	—
			Other income (expense) - net	(29)	—	(26)	—
Total	$(29)	$(37)		$(32)	$—	$(30)	$(1)
Net Investment Hedges:
Foreign currency contracts	$—	$—

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$(113)	$(156)
Interest rate swaps	Interest expense	(1)	(3)
	Total	$(114)	$(159)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)	$1

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2016.

				Three Months		Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Six Months
Cash Flow Hedges:
Interest rate swaps	$(3)	$(21)	Interest expense	$(2)	$—	$(3)	$—
Cross-currency swaps	(104)	9	Interest expense	(1)	—	—	—
			Other income (expense) - net	(103)	—	(6)	—
Total	$(107)	$(12)		$(106)	$—	$(9)	$—
Net Investment Hedges:
Foreign currency contracts	$1	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$171	$231
Interest rate swaps	Interest expense	(2)	(4)
	Total	$169	$227
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(3)	$(9)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$5	$—	$4
Total current	—	5	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	25	—	27
Total noncurrent	—	25	—	27
Total derivatives	$—	$30	$—	$31

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2017.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$(1)	$(3)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)	$1

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2017
Treasury Derivatives
PPL	$314	$93	$27	$194	$135	$93	$2	$40
LKE	—	—	—	—	30	—	2	28
LG&E	—	—	—	—	30	—	2	28

December 31, 2016
Treasury Derivatives
PPL	$399	$27	$19	$353	$58	$27	$3	$28
LKE	—	—	—	—	31	—	3	28
LG&E	—	—	—	—	31	—	3	28

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

(PPL, LKE and LG&E)

At June 30, 2017, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$23	$12	$12
Aggregate fair value of collateral posted on these derivative instruments	2	2	2
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	21	10	10

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

14. Goodwill and Other Intangible Assets

(PPL)

The change in the carrying amount of goodwill for the six months ended June 30, 2017 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

The change in the carrying amount of other intangible assets for the six months ended June 30, 2017 was primarily due to a change in WPD’s approach in acquiring rights-of-way relating to WPD equipment impacting landowners' property. A shorter term agreement at a lower cost is now being offered which has also reduced the estimated liability for claims not yet settled.

15. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2016	$488	$433	$145	$288
Accretion	11	10	4	6
Effect of foreign exchange rates	2	—	—	—
Changes in estimated timing or cost	(73)	(66)	(10)	(56)
Obligations settled	(12)	(12)	(7)	(5)
Balance at June 30, 2017	$416	$365	$132	$233

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

LKE recorded decreases of $66 million ($56 million at KU and $10 million at LG&E) to the existing AROs during the three and six months ended June 30, 2017 related to the closure of CCR impoundments. These revisions are the result of changes in closure plans related to expected costs and timing of closures. Further changes to AROs, capital plans or operating costs may be required as estimates of future cash flows are refined based on closure developments and regulatory or legal proceedings.

16. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2017	$(1,651)	$(14)	$(1)	$(8)	$(2,103)	$(3,777)
Amounts arising during the period	231	(24)	—	—	(11)	196
Reclassifications from AOCI	—	25	1	1	31	58
Net OCI during the period	231	1	1	1	20	254
June 30, 2017	$(1,420)	$(13)	$—	$(7)	$(2,083)	$(3,523)

December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)
Amounts arising during the period	207	(30)	—	—	(11)	166
Reclassifications from AOCI	—	24	1	1	63	89
Net OCI during the period	207	(6)	1	1	52	255
June 30, 2017	$(1,420)	$(13)	$—	$(7)	$(2,083)	$(3,523)

March 31, 2016	$(984)	$(5)	$—	$(6)	$(2,164)	$(3,159)
Amounts arising during the period	268	(85)	—	—	2	185
Reclassifications from AOCI	—	85	(1)	1	32	117
Net OCI during the period	268	—	(1)	1	34	302
June 30, 2016	$(716)	$(5)	$(1)	$(5)	$(2,130)	$(2,857)

December 31, 2015	$(520)	$(7)	$—	$(6)	$(2,195)	$(2,728)
Amounts arising during the period	(196)	(5)	—	—	2	(199)
Reclassifications from AOCI	—	7	(1)	1	63	70
Net OCI during the period	(196)	2	(1)	1	65	(129)
June 30, 2016	$(716)	$(5)	$(1)	$(5)	$(2,130)	$(2,857)

LKE
March 31, 2017			$—	$(8)	$(60)	$(68)
Amounts arising during the period			—	—	(11)	(11)
Reclassifications from AOCI			—	1	1	2
Net OCI during the period			—	1	(10)	(9)
June 30, 2017			$—	$(7)	$(70)	$(77)

December 31, 2016			$(1)	$(8)	$(61)	$(70)
Amounts arising during the period			—	—	(11)	(11)
Reclassifications from AOCI			1	1	2	4
Net OCI during the period			1	1	(9)	(7)
June 30, 2017			$—	$(7)	$(70)	$(77)

March 31, 2016			$—	$(10)	$(35)	$(45)
Amounts arising during the period			—	—	1	1
Reclassifications from AOCI			(1)	1	1	1
Net OCI during the period			(1)	1	2	2
June 30, 2016			$(1)	$(9)	$(33)	$(43)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total

December 31, 2015			$—	$(10)	$(36)	$(46)
Amounts arising during the period			—	—	1	1
Reclassifications from AOCI			(1)	1	2	2
Net OCI during the period			(1)	1	3	3
June 30, 2016			$(1)	$(9)	$(33)	$(43)

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

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2017	2016	2017	2016	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	$(5)	$(3)	Interest Expense
Cross-currency swaps	(29)	(103)	(26)	(6)	Other Income (Expense) - net
	(1)	(1)	—	—	Interest Expense
Total Pre-tax	(32)	(106)	(31)	(9)
Income Taxes	7	21	7	2
Total After-tax	(25)	(85)	(24)	(7)

Equity investees' AOCI	(1)	1	(1)	1	Other Income (Expense) - net
Total Pre-tax	(1)	1	(1)	1
Income Taxes	—	—	—	—
Total After-tax	(1)	1	(1)	1

Defined benefit plans
Prior service costs	(1)	(1)	(1)	(1)
Net actuarial loss	(40)	(40)	(81)	(80)
Total Pre-tax	(41)	(41)	(82)	(81)
Income Taxes	9	8	18	17
Total After-tax	(32)	(33)	(64)	(64)

Total reclassifications during the period	$(58)	$(117)	$(89)	$(70)

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2017 with the same periods in 2016. For PPL, "Results of Operations" also includes "Segment Earnings" and "Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2017 Outlook" discussion identifies key factors expected to impact 2017 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and margins is also provided.

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

Rate base growth in the domestic utilities is expected to result in earnings growth for the foreseeable future. In 2017, earnings from the U.K. Regulated segment are expected to decline mainly due to the unfavorable impact of lower GBP to U.S. dollar exchange rates. RAV growth is expected in the U.K. Regulated segment through the RIIO-ED1 price control period which ends on March 31, 2023 and to result in earnings growth after 2017 through at least 2020 at WPD. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2016 Form 10-K for additional information on RIIO-ED1.

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

U.K. Membership in European Union (PPL)

On March 29, 2017, the U.K. formally notified the European Council of the European Union (EU) of its intent to withdraw from the EU, thereby commencing the two-year negotiation period to establish the terms of that withdrawal under Article 50 of the Lisbon Treaty. Article 50 specifies that if a member state decides to withdraw from the EU, it must notify the European Council of its intention to leave the EU, negotiate the terms of withdrawal and establish the legal grounds for its future relationship with the EU. Article 50 provides two years from the date of the Article 50 notification to conclude negotiations. Failure to complete negotiations within two years, unless negotiations are extended, would result in the treaties governing the EU no longer being applicable to the U.K. with there being no agreement in place governing the U.K.'s relationship with the EU. Under the terms of Article 50, negotiations can only be extended beyond two years if all of the 27 remaining EU states agree to an extension. Any withdrawal agreement will need to be approved by both the European Council and the European Parliament. There remains significant uncertainty as to the ultimate outcome of the withdrawal negotiations and the related impact on the U.K. economy and the GBP to U.S. dollar exchange rate.

PPL has executed hedges to mitigate the foreign exchange risk to the Company's U.K. earnings. As of August 2, 2017, PPL's foreign exchange exposure related to budgeted earnings is 98% hedged for the remainder of 2017 at an average rate of $1.18 per GBP, 99% hedged for 2018 and 2019 at an average rate of $1.37 and $1.35 per GBP and 7% hedged for 2020 at an average rate of $1.48 per GBP.

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

(PPL)

In July 2017, Ofgem published an open letter commencing its RIIO-2 framework review, which covers all U.K. gas and electricity, transmission and distribution price controls. The purpose of this framework review is to build on lessons learned from the current price controls and to develop a framework that will be adaptable to meeting the needs of an evolving U.K. energy sector.

The letter sets out the context for the development of the next price controls, RIIO-2, and seeks views from stakeholders on the RIIO-2 framework. Responses to the open letter will be used to guide the full RIIO-2 framework consultation which is expected to be published in the first quarter of 2018. The promulgation of sector specific price controls will begin with the gas and electricity transmission networks, with electricity distribution price control work scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document.

The current electricity distribution price control, RIIO-ED1, continues through March 31, 2023 and will not be impacted by this RIIO-2 consultation process. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHGs and ELGs. See Note 9 to the Financial Statements for a discussion of the other significant environmental matters.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

In November 2016, LG&E and KU filed requests with the KPSC for increases in annual base electricity and gas rates. LG&E's and KU's applications included requests for CPCNs for implementing an Advanced Metering System program and a Distribution Automation program.

On April 19, 2017 and May 1, 2017, LG&E and KU, along with all intervening parties to the proceeding, filed with the KPSC, stipulation and recommendation agreements (stipulations) resolving all issues with the parties. Among other things, the proposed stipulations provided for increases in annual revenue requirements associated with KU base electricity rates of $55 million, LG&E base electricity rates of $59 million and LG&E base gas rates of $8 million, reflecting a return on equity of 9.75%, the withdrawal of LG&E's and KU's request for a CPCN for the Advanced Metering System and other changes to the revenue requirements, which dealt primarily with the timing of cost recovery, including depreciation rates.

On June 22, 2017, the KPSC issued orders approving, with certain modifications, the proposed stipulations filed in April and May 2017. On June 29, 2017, the KPSC issued further orders correcting certain revenue requirement and rate calculations and making other technical corrections to the June 22, 2017 orders. The combined KPSC orders modified the stipulations to provide for increases in annual revenue requirements associated with KU base electricity rates of $52 million, LG&E base electricity rates of $57 million and LG&E base gas rates of $7 million, and incorporate an authorized return on equity of 9.7%. Consistent with the stipulations, the orders approved LG&E's and KU's request for implementing a Distribution Automation program and their withdrawal of a request for a CPCN for the Advanced Metering System program. The orders also approved new depreciation rates for LG&E and KU that will result in higher depreciation of approximately $15 million ($4 million for LG&E and $11 million for KU) in 2017, exclusive of net additions to PP&E. The orders result in a base electricity rate increase of 3.2% at KU and base electricity and gas rate increases of 5.2% and 2.1% at LG&E. The new base rates and all elements of the orders became effective July 1, 2017. On June 23, 2017, the KPSC also issued orders establishing an authorized return on equity of 9.7% for all of LG&E's and KU's existing approved ECR plans and projects, replacing the prior authorized return on equity levels of 9.8% for CCR projects and 10% for all other ECR approved projects, effective with bills issued in August 2017. The impact of the new authorized return for ECR projects is not expected to be significant in 2017.

(PPL, LKE and KU)

In October 2016, KU filed a request with the FERC to modify its formula rates to provide for the recovery of CCR impoundment closure costs from its departing municipal customers. In December 2016, the FERC accepted the revised rate schedules providing recovery of the costs effective December 31, 2016, subject to refund, and established limited hearing and settlement judge procedures relating to determining the applicable amortization period. In March 2017, the parties reached a settlement in principle regarding a suitable amortization period. In June 2017, a FERC judge issued an order implementing the settlement's rates on an interim basis, effective July 1, 2017, pending final review by the FERC.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2017 with the same periods in 2016. The "Segment Earnings" and "Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2017 Outlook" discussion identifies key factors expected to impact 2017 earnings.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Margins" is presented separately for PPL Electric, LKE, LG&E and KU.
The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income comparing the three and six months ended June 30, 2017 with the same periods in 2016. The "Earnings" discussion provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues	$1,725	$1,785	$(60)	$3,676	$3,796	$(120)
Operating Expenses
Operation
Fuel	183	183	—	374	380	(6)
Energy purchases	136	147	(11)	351	380	(29)
Other operation and maintenance	388	425	(37)	820	875	(55)
Depreciation	246	231	15	488	460	28
Taxes, other than income	70	74	(4)	145	153	(8)
Total Operating Expenses	1,023	1,060	(37)	2,178	2,248	(70)
Other Income (Expense) - net	(112)	174	(286)	(159)	235	(394)
Interest Expense	222	224	(2)	439	448	(9)
Income Taxes	76	192	(116)	205	371	(166)
Net Income	$292	$483	$(191)	$695	$964	$(269)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Domestic:
PPL Electric Distribution price (a)	$19	$31
PPL Electric Distribution volume	(7)	(10)
PPL Electric PLR Revenue (b)	(10)	(31)
PPL Electric Transmission Formula Rate	4	5
LKE Volumes	(8)	(45)
LKE Fuel and other energy prices (c)	7	18
LKE DSM	3	8
Other	(7)	(8)
Total Domestic	1	(32)
U.K.:
Price	20	78
Volume	(20)	(11)
Foreign currency exchange rates	(69)	(165)
Other	8	10
Total U.K.	(61)	(88)
Total	$(60)	$(120)

(a)	Distribution rider prices resulted in increases of $13 million and $24 million for the three and six months ended June 30, 2017.

(b)	Decreases primarily due to lower energy purchase prices at PPL Electric.

(c)	Increases due to higher recoveries of fuel and energy purchases primarily as a result of higher commodity costs at LKE.

Energy Purchases

Energy purchases decreased $11 million and $29 million for the three and six months ended June 30, 2017 compared with 2016, primarily due to lower PLR prices at PPL Electric.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Domestic:
LKE plant operations and maintenance	$(3)	$(3)
LKE timing and scope of generation maintenance outages	(6)	(5)
PPL Electric Act 129	3	8
PPL Electric vegetation management	(3)	(3)
PPL Electric bad debts	(3)	(6)
Other	(4)	8
U.K.:
Network maintenance	(2)	(9)
Foreign currency exchange rates	(6)	(15)
Pension (a)	(18)	(35)
Other	5	5
Total	$(37)	$(55)

(a)	The decreases were primarily due to increases in expected returns on higher asset balances and lower interest costs due to a lower discount rate.

Depreciation

Depreciation increased $15 million and $28 million for the three and six months ended June 30, 2017 compared with 2016, primarily due to additional assets placed into service, net of retirements, partially offset by the impact of foreign currency exchange rates at WPD.

Other Income (Expense) - net

Other income (expense) - net decreased $286 million and $394 million for the three and six months ended June 30, 2017 compared with 2016, primarily due to changes in realized and unrealized gains (losses) on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Long-term debt interest expense	$9	$13
Short-term debt interest expense	3	4
Foreign currency exchange rates	(12)	(27)
Other	(2)	1
Total	$(2)	$(9)

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Change in pre-tax income at current period tax rates	$(101)	$(140)
Valuation allowances adjustments	(3)	(4)
Impact of U.K. Finance Acts	(4)	(7)
U.S. income tax on foreign earnings - net of foreign tax credit (a)	(7)	(14)
Stock-based compensation	(1)	4
Other	—	(5)
Total	$(116)	$(166)

(a)
Lower income taxes primarily due to the tax benefit of accelerated pension contributions made in the first quarter of 2017. The related tax benefit is recognized over the annual period as a result of utilizing an estimated annual effective tax rate.

Segment Earnings

PPL's net income by reportable segments for the periods ended June 30 were as follows:

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
U.K. Regulated	$148	$345	$(197)	$434	$634	$(200)
Kentucky Regulated	79	76	3	174	188	(14)
Pennsylvania Regulated	77	78	(1)	156	172	(16)
Corporate and Other (a)	(12)	(16)	4	(69)	(30)	(39)
Net Income	$292	$483	$(191)	$695	$964	$(269)

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The changes in 2017 compared with 2016 are primarily due to the utilization of an estimated annual effective tax rate, which required the tax benefits realized in the first quarter of 2017 to be recognized over the annual period. This impact is expected to reverse through the remainder of the year.

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

• Unrealized gains or losses on foreign currency economic hedges (as discussed below).
• Gains and losses on sales of assets not in the ordinary course of business.
• Impairment charges.
• Significant workforce reduction and other restructuring effects.
• Acquisition and divestiture-related adjustments.
• Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

Unrealized gains or losses on foreign currency economic hedges include the changes in fair value of foreign currency contracts used to hedge GBP-denominated anticipated earnings. The changes in fair value of these contracts are recognized immediately within GAAP earnings. Management believes that excluding these amounts from Earnings from Ongoing Operations until settlement of the contracts provides a better matching of the financial impacts of those contracts with the economic value of PPL's underlying hedged earnings. See Note 13 to the Financial Statements and "Risk Management" below for additional information on foreign currency economic activity.

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
U.K. Regulated	$212	$241	$(29)	$519	$506	$13
Kentucky Regulated	79	76	3	175	188	(13)
Pennsylvania Regulated	77	78	(1)	156	172	(16)
Corporate and Other	(12)	(15)	3	(69)	(28)	(41)
Earnings from Ongoing Operations	$356	$380	$(24)	$781	$838	$(57)

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 62% of PPL's Net Income for the six months ended June 30, 2017 and 40% of PPL's assets at June 30, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating revenues	$502	$563	$(61)	$1,070	$1,158	$(88)
Other operation and maintenance	62	85	(23)	126	182	(56)
Depreciation	57	60	(3)	112	120	(8)
Taxes, other than income	30	35	(5)	61	70	(9)
Total operating expenses	149	180	(31)	299	372	(73)
Other Income (Expense) - net	(113)	172	(285)	(156)	233	(389)
Interest Expense	97	104	(7)	191	210	(19)
Income Taxes	(5)	106	(111)	(10)	175	(185)
Net Income	148	345	(197)	434	634	(200)
Less: Special Items	(64)	104	(168)	(85)	128	(213)
Earnings from Ongoing Operations	$212	$241	$(29)	$519	$506	$13

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2017	2016	2017	2016
Foreign currency economic hedges, net of tax of $34, ($56), $46, ($69) (a)	Other Income (Expense) - net	$(64)	$104	$(85)	$128
Total Special Items		$(64)	$104	$(85)	$128

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

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

	Three Months	Six Months
U.K.
Gross margins	$—	$70
Other operation and maintenance	21	44
Depreciation	(4)	(8)
Interest expense	(6)	(8)
Other	—	(2)
Income taxes	10	5
U.S.
Interest expense and other	2	—
Income taxes	(3)	31
Foreign currency exchange, after-tax	(49)	(119)
Earnings from Ongoing Operations	(29)	13
Special items, after-tax	(168)	(213)
Net Income	$(197)	$(200)

U.K.

•	See "Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•
Lower other operation and maintenance expense for the three month period primarily due to $18 million from lower pension expense due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate.

•
Lower other operation and maintenance expense for the six month period primarily due to $35 million from lower pension expense due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate and $9 million from lower network maintenance expense.

•	Higher interest expense for the three month period primarily due to $7 million higher interest expense on indexed linked bonds.

•
Lower income taxes for the three month period primarily due to decreases of $6 million from 2016 expense related to the finalization of U.K. tax returns and $4 million related to tax rate changes to deferred taxes.

•
Lower income taxes for the six month period primarily due to decreases of $10 million primarily related to accelerated tax deductions, $6 million from 2016 expense related to the finalization of U.K. tax returns and $6 million related to tax rate changes to deferred taxes, partially offset by an increase of $19 million from higher pre-tax income.

U.S.

•	Lower income taxes for the six month period primarily due to the tax benefit on accelerated pension contributions made in the first quarter of 2017.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 25% of PPL's Net Income for the six months ended June 30, 2017 and 35% of PPL's assets at June 30, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating revenues	$723	$721	$2	$1,532	$1,547	$(15)
Fuel	183	182	1	374	380	(6)
Energy purchases	29	28	1	98	94	4
Other operation and maintenance	192	204	(12)	399	406	(7)
Depreciation	105	100	5	210	199	11
Taxes, other than income	16	15	1	32	30	2
Total operating expenses	525	529	(4)	1,113	1,109	4
Other Income (Expense) - net	(4)	(5)	1	(6)	(6)	—
Interest Expense	66	64	2	131	129	2
Income Taxes	49	47	2	108	115	(7)
Net Income	79	76	3	174	188	(14)
Less: Special Items	—	—	—	(1)	—	(1)
Earnings from Ongoing Operations	$79	$76	$3	$175	$188	$(13)

The following after-tax gain (loss), which management considers a special item, impacted the Kentucky Regulated segment's results and is excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2017	2016	2017	2016
Adjustment to investment, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense) - net	$—	$—	$(1)	$—
Total Special Items		$—	$—	$(1)	$—

(a)	KU recorded a write-off of an equity method investment.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Kentucky Gross Margins	$(5)	$(23)
Other operation and maintenance	12	10
Depreciation	(2)	(5)
Taxes, other than income	1	(1)
Other Income (Expense) - net	1	1
Interest Expense	(2)	(2)
Income Taxes	(2)	7
Earnings from Ongoing Operations	3	(13)
Special items, after-tax	—	(1)
Net Income	$3	$(14)

•	See "Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

•
Lower other operation and maintenance expense for the three month period primarily due to lower costs related to the timing and scope of generation maintenance outages of $6 million and lower plant operations and maintenance of $4 million.

•
Lower other operation and maintenance expense for the six month period primarily due to lower costs related to the timing and scope of generation maintenance outages of $5 million and lower plant operations and maintenance of $4 million.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 22% of PPL's Net Income for the six months ended June 30, 2017 and 25% of PPL's assets at June 30, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating revenues	$500	$495	$5	$1,073	$1,080	$(7)
Energy purchases	107	118	(11)	253	285	(32)
Other operation and maintenance	139	138	1	303	288	15
Depreciation	76	62	14	151	121	30
Taxes, other than income	23	24	(1)	52	53	(1)
Total operating expenses	345	342	3	759	747	12
Other Income (Expense) - net	5	5	—	6	8	(2)
Interest Expense	36	32	4	69	65	4
Income Taxes	47	48	(1)	95	104	(9)
Net Income	77	78	(1)	156	172	(16)
Less: Special Items (a)	—	—	—	—	—	—
Earnings from Ongoing Operations	$77	$78	$(1)	$156	$172	$(16)

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Gross Margins	$7	$8
Other operation and maintenance	2	(8)
Depreciation	(9)	(21)
Taxes, other than income	2	2
Other Income (Expense) - net	—	(2)
Interest Expense	(4)	(4)
Income Taxes	1	9
Net Income	$(1)	$(16)

•	See "Margins - Changes in Margins" for an explanation of Pennsylvania Gross Margins.

•
Lower other operation and maintenance expense for the three month period primarily due to $3 million of lower bad debt expense, $3 million of lower vegetation management expenses and $3 million of lower payroll related expenses, partially offset by $9 million of higher corporate service costs allocated to PPL Electric.

•
Higher other operation and maintenance expense for the six month period primarily due to $17 million of higher corporate service costs allocated to PPL Electric, partially offset by $6 million of lower bad debt expense and $3 million of lower vegetation management expenses.

•
Higher depreciation expense for the three and six month periods primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2017 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$148	$79	$77	$(12)	$292
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $34	(64)	—	—	—	(64)
Total Special Items	(64)	—	—	—	(64)
Earnings from Ongoing Operations	$212	$79	$77	$(12)	$356

	2016 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$345	$76	$78	$(16)	$483
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($56)	104	—	—	—	104
Spinoff of the Supply segment, net of tax of $0	—	—	—	(1)	(1)
Total Special Items	104	—	—	(1)	103
Earnings from Ongoing Operations	$241	$76	$78	$(15)	$380

	2017 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$434	$174	$156	$(69)	$695
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $46	(85)	—	—	—	(85)
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Total Special Items	(85)	(1)	—	—	(86)
Earnings from Ongoing Operations	$519	$175	$156	$(69)	$781

	2016 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$634	$188	$172	$(30)	$964
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($69)	128	—	—	—	128
Spinoff of the Supply segment, net of tax of $1	—	—	—	(2)	(2)
Total Special Items	128	—	—	(2)	126
Earnings from Ongoing Operations	$506	$188	$172	$(28)	$838

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

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
U.K. Regulated
U.K. Gross Margins	$469	$534	$(65)	$1,005	$1,090	$(85)
Impact of changes in foreign currency exchange rates			(65)			(155)
U.K. Gross Margins excluding impact of foreign currency exchange rates			$—			$70

Kentucky Regulated
Kentucky Gross Margins
LG&E	$207	$209	$(2)	$433	$437	$(4)
KU	259	262	(3)	540	559	(19)
Total Kentucky Gross Margins	$466	$471	$(5)	$973	$996	$(23)

Pennsylvania Regulated
Pennsylvania Gross Margins
Distribution	$219	$216	$3	$477	$474	$3
Transmission	115	111	4	223	218	5
Total Pennsylvania Gross Margins	$334	$327	$7	$700	$692	$8

U.K. Gross Margins

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, were flat for the three months ended June 30, 2017 compared with 2016 primarily due to $27 million from the April 1, 2016 price increase offset by $20 million of lower volumes and $7 million from the April 1, 2017 price decrease, which includes lower true-up mechanisms partially offset by higher base demand revenue.

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the six months ended June 30, 2017 compared with 2016 primarily due to $85 million from the April 1, 2016 price increase partially offset by $11 million of lower volumes and $7 million from the April 1, 2017 price decrease, which includes lower true-up mechanisms partially offset by higher base demand revenue and the recovery of prior customer rebates.

Kentucky Gross Margins

Kentucky Gross Margins decreased for the three months ended June 30, 2017 compared with 2016 primarily due to $5 million of lower electricity sales volumes due to milder weather in the second quarter of 2017 ($1 million at LG&E and $4 million at KU).

Kentucky Gross Margins decreased for the six months ended June 30, 2017 compared with 2016 primarily due to $27 million of lower electricity sales volumes due to milder weather in 2017 ($6 million at LG&E and $21 million at KU).

Pennsylvania Gross Margins

Pennsylvania Gross Margins increased for the three months ended June 30, 2017 compared with 2016 primarily due to an increase of $11 million primarily from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by a $7 million decrease as a result of a lower PJM zonal peak load billing factor which affected transmission revenue in the second quarter of 2017.

Pennsylvania Gross Margins increased for the six months ended June 30, 2017 compared with 2016 primarily due to an increase of $22 million primarily from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by a $17 million decrease as a result of a lower PJM zonal peak load billing factor which affected transmission revenue in the first five months of 2017.

Reconciliation of Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2017 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$491	(c)	$723	$500	$11	$1,725
Operating Expenses
Fuel	—		183	—	—	183
Energy purchases	—		29	107	—	136
Other operation and maintenance	22		26	31	309	388
Depreciation	—		16	5	225	246
Taxes, other than income	—		3	23	44	70
Total Operating Expenses	22		257	166	578	1,023
Total	$469		$466	$334	$(567)	$702

	2016 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$553	(c)	$721	$495	$16	$1,785
Operating Expenses
Fuel	—		182	—	1	183
Energy purchases	—		28	118	1	147
Other operation and maintenance	19		26	28	352	425
Depreciation	—		13	—	218	231
Taxes, other than income	—		1	22	51	74
Total Operating Expenses	19		250	168	623	1,060
Total	$534		$471	$327	$(607)	$725

	2017 Six Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,050	(c)	$1,532	$1,073	$21	$3,676
Operating Expenses
Fuel	—		374	—	—	374
Energy purchases	—		98	253	—	351
Other operation and maintenance	45		52	60	663	820
Depreciation	—		32	9	447	488
Taxes, other than income	—		3	51	91	145
Total Operating Expenses	45		559	373	1,201	2,178
Total	$1,005		$973	$700	$(1,180)	$1,498

	2016 Six Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,137	(c)	$1,547	$1,080	$32	$3,796
Operating Expenses
Fuel	—		380	—	—	380
Energy purchases	—		94	285	1	380
Other operation and maintenance	47		49	53	726	875
Depreciation	—		26	—	434	460
Taxes, other than income	—		2	50	101	153
Total Operating Expenses	47		551	388	1,262	2,248
Total	$1,090		$996	$692	$(1,230)	$1,548

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $10 million and $20 million for the three and six months ended June 30, 2017 and $10 million and $21 million for the three and six months ended June 30, 2016.

2017 Outlook

(PPL)

The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Lower net income is projected in 2017 compared with 2016 primarily driven by a lower assumed GBP exchange rate in 2017, lower true-up mechanisms, lower incentive revenues, higher interest expense and higher depreciation expense, partially offset by lower operation and maintenance expense, including pension expense, and higher base revenue from the April 1, 2017 price reset.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Lower net income is projected in 2017 compared with 2016 primarily driven by lower electricity sales volumes due to unfavorable weather in 2017 and higher depreciation expense, partially offset by electricity and gas base rate increases.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Relatively flat net income is projected in 2017 compared with 2016 primarily driven by higher transmission earnings and lower operation and maintenance expense, offset by higher depreciation expense and higher interest expense.

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

PPL Electric: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues	$500	$495	$5	$1,073	$1,080	$(7)
Operating Expenses
Operation
Energy purchases	107	118	(11)	253	285	(32)
Other operation and maintenance	138	137	1	302	287	15
Depreciation	76	62	14	151	121	30
Taxes, other than income	23	24	(1)	52	53	(1)
Total Operating Expenses	344	341	3	758	746	12
Other Income (Expense) - net	3	5	(2)	4	8	(4)
Interest Income from Affiliate	1	—	1	1	—	1
Interest Expense	36	32	4	69	65	4
Income Taxes	47	48	(1)	95	104	(9)
Net Income	$77	$79	$(2)	$156	$173	$(17)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Distribution Price (a)	$19	$31
Distribution volume	(7)	(10)
PLR (b)	(10)	(31)
Transmission Formula Rate	4	5
Other	(1)	(2)
Total	$5	$(7)

(a)	Distribution rider prices resulted in increases of $13 million and $24 million for the three and six months ended June 30, 2017.

(b)	Decrease primarily due to lower energy prices as described below.

Energy Purchases

Energy purchases decreased $11 million for the three months ended June 30, 2017 compared with 2016 primarily due to lower PLR prices of $9 million and lower PLR volumes of $1 million.

Energy purchases decreased $32 million for the six months ended June 30, 2017 compared with 2016 primarily due to lower PLR prices of $32 million, partially offset by higher PLR volumes of $3 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Corporate service costs	$9	$17
Vegetation management	(3)	(3)
Payroll-related costs	(3)	(1)
Act 129	3	8
Bad debts	(3)	(6)
Other	(2)	—
Total	$1	$15

Depreciation

Depreciation increased $14 million and $30 million for the three and six months ended June 30, 2017 compared with 2016, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Interest Expense

Interest expense increased $4 million for the three and six months ended June 30, 2017, compared with 2016, primarily due to the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds due 2047.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Change in pre-tax income at current period tax rates	$—	$(10)
Stock-based compensation	(1)	2
Other	—	(1)
Total	$(1)	$(9)
Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$77	$79	$156	$173
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items that management considers special for the periods presented.

Earnings decreased for the three month period in 2017 compared with 2016 as higher transmission margins from additional capital investments were offset by the impact of a lower PJM zonal peak load billing factor and higher depreciation expense.

Earnings decreased for the six month period in 2017 compared with 2016 primarily due to higher depreciation expense, primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements, and higher other operation and maintenance expense, primarily due to higher corporate service costs. Higher transmission margins from additional capital investments were partially offset by the impact of a lower PJM zonal peak load billing factor.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Gross Margins	$7	$8
Other operation and maintenance	2	(8)
Depreciation	(9)	(21)
Taxes, other than income	2	2
Other Income (Expense) - net	(1)	(3)
Interest Expense	(4)	(4)
Income Taxes	1	9
Net Income	$(2)	$(17)

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

	2017 Three Months			2016 Three Months
	PA Gross Margins	Other (a)	Operating Income (b)	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$500	$—	$500	$495	$—	$495
Operating Expenses
Energy purchases	107	—	107	118	—	118
Other operation and maintenance	31	107	138	28	109	137
Depreciation	5	71	76	—	62	62
Taxes, other than income	23	—	23	22	2	24
Total Operating Expenses	166	178	344	168	173	341
Total	$334	$(178)	$156	$327	$(173)	$154

	2017 Six Months			2016 Six Months
	PA Gross Margins	Other (a)	Operating Income (b)	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,073	$—	$1,073	$1,080	$—	$1,080
Operating Expenses
Energy purchases	253	—	253	285	—	285
Other operation and maintenance	60	242	302	53	234	287
Depreciation	9	142	151	—	121	121
Taxes, other than income	51	1	52	50	3	53
Total Operating Expenses	373	385	758	388	358	746
Total	$700	$(385)	$315	$692	$(358)	$334

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues	$723	$721	$2	$1,532	$1,547	$(15)
Operating Expenses
Operation
Fuel	183	182	1	374	380	(6)
Energy purchases	29	28	1	98	94	4
Other operation and maintenance	192	204	(12)	399	406	(7)
Depreciation	105	100	5	210	199	11
Taxes, other than income	16	15	1	32	30	2
Total Operating Expenses	525	529	(4)	1,113	1,109	4
Other Income (Expense) - net	(4)	(5)	1	(6)	(6)	—
Interest Expense	50	48	2	99	97	2
Interest Expense with Affiliate	4	4	—	8	8	—
Income Taxes	53	51	2	116	123	(7)
Net Income	$87	$84	$3	$190	$204	$(14)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Volumes	$(8)	$(45)
Fuel and other energy prices (a)	7	18
DSM	3	8
Other	—	4
Total	$2	$(15)

(a)	Increases due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Plant operations and maintenance	$(3)	$(3)
Timing and scope of generation maintenance outages	(6)	(5)
Storm costs	(1)	—
Other	(2)	1
Total	$(12)	$(7)

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$87	$84	$190	$204
Special items, gains (losses), after-tax	—	—	(1)	—

Earnings increased for the three month period in 2017 compared with 2016 primarily due to lower other operation and maintenance expense.

Earnings decreased for the six month period in 2017 compared with 2016 primarily due to lower electricity sales volumes driven by milder weather in 2017.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and an item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Margins	$(5)	$(23)
Other operation and maintenance	12	10
Depreciation	(2)	(5)
Taxes, other than income	1	(1)
Other Income (Expense) - net	1	1
Interest Expense	(2)	(2)
Income Taxes	(2)	7
Special items, gains (losses), after-tax (a)	—	(1)
Net Income	$3	$(14)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$723	$—	$723	$721	$—	$721
Operating Expenses
Fuel	183	—	183	182	—	182
Energy purchases	29	—	29	28	—	28
Other operation and maintenance	26	166	192	26	178	204
Depreciation	16	89	105	13	87	100
Taxes, other than income	3	13	16	1	14	15
Total Operating Expenses	257	268	525	250	279	529
Total	$466	$(268)	$198	$471	$(279)	$192

	2017 Six Months			2016 Six Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,532	$—	$1,532	$1,547	$—	$1,547
Operating Expenses
Fuel	374	—	374	380	—	380
Energy purchases	98	—	98	94	—	94
Other operation and maintenance	52	347	399	49	357	406
Depreciation	32	178	210	26	173	199
Taxes, other than income	3	29	32	2	28	30
Total Operating Expenses	559	554	1,113	551	558	1,109
Total	$973	$(554)	$419	$996	$(558)	$438

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues
Retail and wholesale	$320	$317	$3	$694	$692	$2
Electric revenue from affiliate	4	6	(2)	21	17	4
Total Operating Revenues	324	323	1	715	709	6
Operating Expenses
Operation
Fuel	69	69	—	149	147	2
Energy purchases	25	23	2	89	85	4
Energy purchases from affiliate	3	3	—	5	5	—
Other operation and maintenance	86	92	(6)	173	179	(6)
Depreciation	45	42	3	89	83	6
Taxes, other than income	9	7	2	17	15	2
Total Operating Expenses	237	236	1	522	514	8
Other Income (Expense) - net	1	(5)	6	(1)	(5)	4
Interest Expense	19	18	1	36	35	1
Income Taxes	27	24	3	60	59	1
Net Income	$42	$40	$2	$96	$96	$—

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Volumes	$(5)	$(10)
Fuel and other energy prices (a)	4	8
DSM	1	4
Other	1	4
Total	$1	$6

(a)	Increases due to higher recoveries of fuel and energy purchases due to higher commodity costs.

Other Operation and Maintenance

The decrease in other operation and maintenance for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Plant operations and maintenance	$(1)	$(1)
Timing and scope of generation maintenance outages	(1)	(1)
Storm costs	(1)	(1)
Other	(3)	(3)
Total	$(6)	$(6)

Depreciation

Depreciation increased $3 million and $6 million for the three and six months ended June 30, 2017 compared with 2016 primarily due to additions to PP&E, net of retirements.

Income Taxes

Income taxes increased $3 million and $1 million for the three and six months ended June 30, 2017 compared with 2016 primarily due to higher pre-tax income.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$42	$40	$96	$96
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2017 compared with 2016 primarily due to lower other operation and maintenance expense.

Earnings remained flat for the six month period in 2017 compared with 2016 primarily due to lower other operation and maintenance expense, offset by lower sales volumes driven by milder weather in 2017 and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Margins	$(2)	$(4)
Other operation and maintenance	5	6
Depreciation	(2)	(2)
Taxes, other than income	(1)	(2)
Other Income (Expense) - net	6	4
Interest Expense	(1)	(1)
Income Taxes	(3)	(1)
Net Income	$2	$—

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$324	$—	$324	$323	$—	$323
Operating Expenses
Fuel	69	—	69	69	—	69
Energy purchases, including affiliate	28	—	28	26	—	26
Other operation and maintenance	10	76	86	11	81	92
Depreciation	8	37	45	7	35	42
Taxes, other than income	2	7	9	1	6	7
Total Operating Expenses	117	120	237	114	122	236
Total	$207	$(120)	$87	$209	$(122)	$87

	2017 Six Months			2016 Six Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$715	$—	$715	$709	$—	$709
Operating Expenses
Fuel	149	—	149	147	—	147
Energy purchases, including affiliate	94	—	94	90	—	90
Other operation and maintenance	20	153	173	20	159	179
Depreciation	17	72	89	13	70	83
Taxes, other than income	2	15	17	2	13	15
Total Operating Expenses	282	240	522	272	242	514
Total	$433	$(240)	$193	$437	$(242)	$195

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues
Retail and wholesale	$403	$404	$(1)	$838	$855	$(17)
Electric revenue from affiliate	3	3	—	5	5	—
Total Operating Revenues	406	407	(1)	843	860	(17)
Operating Expenses
Operation
Fuel	114	113	1	225	233	(8)
Energy purchases	4	5	(1)	9	9	—
Energy purchases from affiliate	4	6	(2)	21	17	4
Other operation and maintenance	100	107	(7)	209	213	(4)
Depreciation	61	58	3	121	116	5
Taxes, other than income	7	8	(1)	15	15	—
Total Operating Expenses	290	297	(7)	600	603	(3)
Other Income (Expense) - net	(2)	1	(3)	(3)	(1)	(2)
Interest Expense	24	23	1	48	47	1
Income Taxes	34	34	—	73	80	(7)
Net Income	$56	$54	$2	$119	$129	$(10)

Operating Revenue

The increase (decrease) in operating revenue for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Volumes	$(6)	$(30)
Fuel and other energy prices (a)	2	8
DSM	2	4
Other	1	1
Total	$(1)	$(17)

(a)	Increases due to higher recoveries of fuel due to higher commodity costs.

Fuel

Fuel decreased $8 million for the six months ended June 30, 2017 compared with 2016 primarily due to a $17 million decrease in volumes driven by milder weather in the first quarter of 2017, partially offset by a $9 million increase in fuel prices.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2017 compared with 2016 was due to:

	Three Months	Six Months
Plant operations and maintenance	$(2)	$(1)
Timing and scope of generation maintenance outages	(4)	(4)
Other	(1)	1
Total	$(7)	$(4)

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$56	$54	$119	$129
Special items, gains (losses), after-tax	—	—	(1)	—

Earnings increased for the three month period in 2017 compared with 2016 primarily due to lower other operation and maintenance expense.

Earnings decreased for the six month period in 2017 compared with 2016 primarily due to lower sales volumes driven by milder weather in 2017, partially offset by lower other operation and maintenance expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Margins	$(3)	$(19)
Other operation and maintenance	8	7
Depreciation	(1)	(3)
Taxes, other than income	2	1
Other Income (Expense) - net	(3)	(1)
Interest Expense	(1)	(1)
Income Taxes	—	7
Special items, gains (losses), after-tax (a)	—	(1)
Net Income	$2	$(10)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$406	$—	$406	$407	$—	$407
Operating Expenses
Fuel	114	—	114	113	—	113
Energy purchases, including affiliate	8	—	8	11	—	11
Other operation and maintenance	16	84	100	15	92	107
Depreciation	8	53	61	6	52	58
Taxes, other than income	1	6	7	—	8	8
Total Operating Expenses	147	143	290	145	152	297
Total	$259	$(143)	$116	$262	$(152)	$110

	2017 Six Months			2016 Six Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$843	$—	$843	$860	$—	$860
Operating Expenses
Fuel	225	—	225	233	—	233
Energy purchases, including affiliate	30	—	30	26	—	26
Other operation and maintenance	32	177	209	29	184	213
Depreciation	15	106	121	13	103	116
Taxes, other than income	1	14	15	—	15	15
Total Operating Expenses	303	297	600	301	302	603
Total	$540	$(297)	$243	$559	$(302)	$257

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
June 30, 2017
Cash and cash equivalents	$467	$59	$19	$7	$12
Notes receivable from affiliate		270	—	—	—
Short-term debt	1,497	—	258	207	51
Notes payable with affiliate		—	159	—	—
December 31, 2016
Cash and cash equivalents	$341	$13	$13	$5	$7
Short-term debt	923	295	185	169	16
Notes payable with affiliate		—	163	—	—

(a)
At June 30, 2017, $92 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2016 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2017
Operating activities	$790	$279	$511	$264	$257
Investing activities	(1,382)	(824)	(355)	(177)	(177)
Financing activities	711	591	(150)	(85)	(75)
2016
Operating activities	$1,170	$328	$506	$273	$311
Investing activities	(1,347)	(427)	(439)	(237)	(201)
Financing activities	(152)	87	(81)	(47)	(113)
Change - Cash Provided (Used)
Operating activities	$(380)	$(49)	$5	$(9)	$(54)
Investing activities	(35)	(397)	84	60	24
Financing activities	863	504	(69)	(38)	38

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2017 compared with 2016 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(269)	$(17)	$(14)	$—	$(10)
Non-cash components	233	13	(20)	1	(3)
Working capital	(57)	(15)	24	(24)	(35)
Defined benefit plan funding	(328)	(24)	16	13	(8)
Other operating activities	41	(6)	(1)	1	2
Total	$(380)	$(49)	$5	$(9)	$(54)

(PPL)

PPL's cash provided by operating activities in 2017 decreased $380 million compared with 2016.

•	The $233 million increase in non-cash components was primarily due to an increase in unrealized losses on derivatives partially offset by a decrease in deferred income tax expense.

•
The $57 million decrease in cash from changes in working capital was primarily due to a decrease in counterparty collateral, a decrease in accounts payable (primarily due to timing of payments) and a decrease in taxes payable (primarily due to an increase in current income tax benefit in 2017) partially offset by a decrease in unbilled revenue (primarily due to a decrease in volumes due to less favorable weather in 2017 compared to 2016) and a decrease in fuel, materials and supplies (primarily due to a decrease in fuel purchases due to less favorable weather in 2017 compared to 2016).

•
Defined benefit plan funding was $328 million higher in 2017. The increase was primarily due to the acceleration of WPD's contributions to its U.K. pension plans. See Note 8 to the Financial Statements for additional information.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2017 decreased $49 million compared with 2016.

•
The $15 million decrease in cash from changes in working capital was primarily due to an increase in prepayments (primarily due to higher tax payments) and a decrease in accounts payable (primarily due to timing of payments) partially offset by a net decrease in current regulatory assets and regulatory liabilities (due to the timing of rate recovery mechanisms) and decreases in accounts receivable from customers and unbilled revenues, primarily due to unfavorable weather in 2017.

•	Defined benefit plan funding was $24 million higher in 2017.

(LKE)

LKE's cash provided by operating activities in 2017 increased $5 million compared with 2016.

•
The increase in cash from changes in working capital was primarily driven by decreases in accounts receivable from customers and unbilled revenues due to less favorable weather in 2017 compared to 2016, an increase in taxes payable due to timing of payments, and a decrease in fuel purchases due to less favorable weather in 2017 compared to 2016, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments.

(LG&E)

LG&E's cash provided by operating activities in 2017 decreased $9 million compared with 2016.

•
The decrease in cash from changes in working capital was primarily driven by decreases in taxes payable due to timing of payments, accounts payable due to timing of fuel purchases and payments and accounts payable to affiliates due to timing of intercompany settlements associated with operational expenses and inventory, partially offset by decreases in accounts receivable from customers and unbilled revenues due to less favorable weather in 2017 compared to 2016 and accounts receivable from affiliates due to timing of intercompany settlements associated with inventory and energy sales to KU.

(KU)

KU's cash provided by operating activities in 2017 decreased $54 million compared with 2016.

•
The decrease in cash from changes in working capital was primarily driven by decreases in accounts payable due to the timing of fuel purchases and payments, taxes payable due to timing of payments and accounts payable to affiliates due to the timing of intercompany settlements associated with operational expenses and inventory, partially offset by a decrease in accounts receivable from customers and unbilled revenues due to less favorable weather in 2017 compared to 2016.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the six months ended June 30, 2017 compared with 2016 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$(27)	$(126)	$84	$60	$24

For PPL, the increase in expenditures was due to higher project expenditures at PPL Electric partially offset by lower project expenditures at WPD, LG&E and KU. The increase in expenditures for PPL Electric was primarily due to the Act 129 Smart Meter program and various enhancement reliability projects. The decrease in expenditures for WPD was primarily due to a decrease in foreign currency exchange rates partially offset by an increase in expenditures to enhance system reliability. The decrease in expenditures for LG&E was primarily due to reduced spending for environmental air projects at LG&E's Mill Creek plant. The decrease in expenditures for KU was primarily due to reduced spending for environmental air projects at KU's Ghent plant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2017 compared with 2016 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$198	$470	$—	$—	$—
Settlement of cross-currency swaps	(46)	—	—	—	—
Stock issuances/redemptions, net	101	—	—	—	—
Dividends	(16)	(37)	—	(61)	3
Capital contributions/distributions, net	—	375	(141)	(47)	(20)
Change in short-term debt, net	620	(301)	199	70	54
Notes payable with affiliate	—	—	(127)	—	—
Other financing activities	6	(3)	—	—	1
Total	$863	$504	$(69)	$(38)	$38

See Note 7 to the Financial Statements in this Form 10-Q for information on 2017 short and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2016 Form 10-K for information on 2016 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At June 30, 2017, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,400	$—	$441	$959
PPL Electric Credit Facility	650	—	1	649

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	500	—	207	293
KU Credit Facilities	598	—	249	349
Total LKE	1,173	—	456	717
Total U.S. Credit Facilities (a)	$3,223	$—	$898	$2,325
Total U.K. Credit Facilities (b)	£1,285	£581	£—	£705

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.

(b)
The amounts borrowed at June 30, 2017 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings which equated to $550 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £154 million as of the date borrowed. At June 30, 2017, the USD equivalent of unused capacity under the U.K. committed credit facilities was $910 million.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 20% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Other Used Capacity	Unused Capacity
LKE Credit Facility	$225	$159	$—	$66
LG&E Money Pool (a)	500	—	207	293
KU Money Pool (a)	500	—	51	449

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at June 30, 2017:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$424	$576
PPL Electric	650	—	650

LG&E	350	207	143
KU	350	51	299
Total LKE	700	258	442
Total PPL	$2,350	$682	$1,668

Long-term Debt

(PPL)

In March 2017, WPD (South Wales) issued £50 million of 0.01% Index-linked Senior Notes due 2029. WPD (South Wales) received proceeds of £53 million, which equated to $64 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indenture. The proceeds were used for general corporate purposes.

(PPL and PPL Electric)

In May 2017, PPL Electric issued $475 million of 3.95% First Mortgage Bonds due 2047. PPL Electric received proceeds of $466 million, net of a discount and underwriting fees, which were used to repay short-term debt incurred primarily for capital expenditures.

(PPL, LKE and LG&E)

In June 2017, the County of Trimble, Kentucky issued $60 million of Environmental Facilities Revenue Refunding Bonds, 2017 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were issued bearing interest at a rate of 3.75% through their maturity and are subject to optional redemption on or after June 1, 2027. The proceeds of the bonds were used to redeem $60 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series A (Louisville Gas and Electric Company Project) due 2033 previously issued by the County of Trimble, Kentucky on behalf of LG&E.

In June 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $31 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of

LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.25% through their mandatory purchase date of June 3, 2019.

In June 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $35 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series B (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.25% through their mandatory purchase date of June 3, 2019.

In April 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2003 Series A (Louisville Gas and Electric Company Project) due 2033 on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.50% through their mandatory purchase date of April 1, 2019.

(PPL)

ATM Program

For the periods ended June 30, 2017, PPL issued the following:

	Three Months	Six Months
Number of shares (in thousands)	2,113	3,477
Average share price	$39.15	$38.17
Net Proceeds	$82	$132

See Note 7 to the Financial Statements for further discussion of the ATM program.

Common Stock Dividends

In May 2017, PPL declared a quarterly common stock dividend, payable July 3, 2017, of 39.5 cents per share (equivalent to $1.58 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

(PPL and PPL Electric)

In January 2017, Moody's and S&P affirmed their commercial paper ratings for PPL Electric's $650 million commercial paper program.

In May 2017, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $475 million 3.95% First Mortgage Bonds due 2047.

(PPL, LKE and LG&E)

In March 2017, Moody's assigned a rating of A1 and S&P confirmed a rating of A to LG&E's $128 million 1.5% Series A Pollution Control Revenue Bonds due 2033.

In May 2017, Moody's assigned a rating of A1, and in June 2017, S&P confirmed a rating of A to LG&E's $31 million 1.25% Series A Environmental Facilities Revenue Refunding Bonds due 2033.

In May 2017, Moody's assigned a rating of A1, and in June 2017, S&P confirmed a rating of A to LG&E's $35 million 1.25% Series B Environmental Facilities Revenue Refunding Bonds due 2033.

In May 2017, Moody's and S&P assigned ratings of A1 and A to LG&E's $60 million 3.75% Series A Pollution Control Revenue Bonds due 2033.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 13 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at June 30, 2017.

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

The following interest rate hedges were outstanding at June 30, 2017.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Interest rate swaps (c)	$187	$(2)	$(2)	2027
Cross-currency swaps (c)	802	161	(91)	2028
Economic hedges
Interest rate swaps (d)	147	(30)	(2)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(30)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(30)	(2)	2033

(a)	Includes accrued interest, if applicable.

(b)
Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability. Sensitivities represent a 10% adverse movement in interest rates, except for cross-currency swaps which also includes a 10% adverse movement in foreign currency exchange rates.

(c)	Changes in the fair value of these instruments are recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.

(d)
Realized changes in the fair value of such economic hedges are recoverable through regulated rates and any subsequent changes in the fair value of these derivatives are included in regulatory assets or regulatory liabilities.

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2017 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2017 is shown below.

10% Adverse Movement in Rates
PPL	$578
PPL Electric	166
LKE	175
LG&E	64
KU	97

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates. Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at June 30, 2017.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£2,770	$52	$(335)	2019

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation gain of $207 million for the six months ended June 30, 2017, which primarily reflected a $367 million increase to PP&E and a $79 million increase to goodwill partially offset by a $216 million increase to long-term debt and a $23 million increase to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $199 million for the six months ended June 30, 2016, which primarily reflected a $398 million decrease to PP&E and $95 million decrease to goodwill partially offset by a $246 million decrease to long-term debt and a $48 million decrease to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2017, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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
Supplemental Indenture No. 19, dated as of May 1, 2017, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(b)	-
Loan Agreement dated as of June 1, 2017 between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(c)	-
Supplemental Indenture No. 6, dated as of May 15, 2017, of Louisville Gas and Electric Company to The Bank of New York Mellon, as Trustee (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

*10(a)	-
Amendment No. 1, dated as of August 1, 2017, to Letter of Credit Agreement, dated as of October 1, 2014, among Kentucky Utilities Company, as the Borrower, the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent

[_]10(b)	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan (Annex B to Definitive Proxy Statement on Schedule 14A filed on April 5, 2017)
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2017, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2017, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 3, 2017	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 3, 2017	/s/ Marlene C. Beers
Marlene C. Beers Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 3, 2017	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)