Form 10-Q
period 2017-09-30
PPL Corp; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP
filed 2017-11-01
CIK 922224, 55387, 1518339, 60549, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

PPL Corporation	[ ]
PPL Electric Utilities Corporation	[ ]
LG&E and KU Energy LLC	[ ]
Louisville Gas and Electric Company	[ ]
Kentucky Utilities Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 688,464,316 shares outstanding at October 25, 2017.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 25, 2017.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 25, 2017.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 25, 2017.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

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

ARO - asset retirement obligation.

ATM Program - PPL's at-the-market common stock offering program.

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

Performance Unit - A stock-based compensation award that represents a variable number of shares of PPL common stock that a recipient may receive based on PPL's attainment of total shareowner return over a three-year performance period as compared to companies in the Philadelphia Stock Exchange Utility Index.

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

•
continuing ability to access fuel supply for LG&E and KU, as well as the ability to recover fuel costs and environmental expenditures in a timely manner at LG&E and KU and natural gas supply costs at LG&E;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues	$1,845	$1,889	$5,521	$5,685

Operating Expenses
Operation
Fuel	202	227	576	607
Energy purchases	143	151	494	531
Other operation and maintenance	397	417	1,217	1,292
Depreciation	257	232	745	692
Taxes, other than income	69	76	214	229
Total Operating Expenses	1,068	1,103	3,246	3,351

Operating Income	777	786	2,275	2,334

Other Income (Expense) - net	(76)	49	(235)	284

Interest Expense	230	223	669	671

Income Before Income Taxes	471	612	1,371	1,947

Income Taxes	116	139	321	510

Net Income	$355	$473	$1,050	$1,437

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.52	$0.70	$1.53	$2.12
Diluted	$0.51	$0.69	$1.53	$2.11

Dividends Declared Per Share of Common Stock	$0.3950	$0.38	$1.185	$1.14

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	686,563	678,114	683,783	676,905
Diluted	688,746	680,348	686,081	679,969

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$355	$473	$1,050	$1,437

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($2), ($1), ($4)	(12)	(641)	195	(837)
Qualifying derivatives, net of tax of $0, ($16), $7, ($9)	1	62	(29)	57
Defined benefit plans:
Net actuarial gain (loss), net of tax of $2, $4, $9, $3	(3)	(6)	(14)	(4)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $1, $17, ($6), $15	—	(69)	24	(62)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	—	—	1	(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1), ($1)	—	—	1	1
Net actuarial (gain) loss, net of tax of ($10), ($10), ($28), ($27)	34	31	97	94
Total other comprehensive income (loss)	20	(623)	275	(752)

Comprehensive income (loss)	$375	$(150)	$1,325	$685

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$1,050	$1,437
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	745	692
Amortization	72	54
Defined benefit plans - expense (income)	(69)	(29)
Deferred income taxes and investment tax credits	284	436
Unrealized (gains) losses on derivatives, and other hedging activities	194	107
Stock-based compensation expense	30	23
Other	(8)	(12)
Change in current assets and current liabilities
Accounts receivable	25	(29)
Accounts payable	(93)	(40)
Unbilled revenues	81	32
Fuel, materials and supplies	35	8
Prepayments	(37)	(34)
Taxes payable	6	40
Regulatory assets and liabilities, net	(3)	(32)
Accrued interest	49	32
Other current liabilities	(53)	(48)
Other	5	(5)
Other operating activities
Defined benefit plans - funding	(558)	(345)
Other assets	4	18
Other liabilities	(5)	(75)
Net cash provided by operating activities	1,754	2,230
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,152)	(2,073)
Expenditures for intangible assets	(25)	(23)
Other investing activities	13	30
Net cash used in investing activities	(2,164)	(2,066)
Cash Flows from Financing Activities
Issuance of long-term debt	1,088	1,241
Retirement of long-term debt	(60)	(905)
Settlement of cross-currency swaps	—	46
Issuance of common stock	275	133
Payment of common stock dividends	(800)	(772)
Net increase (decrease) in short-term debt	269	(268)
Other financing activities	(34)	(33)
Net cash provided by (used in) financing activities	738	(558)
Effect of Exchange Rates on Cash and Cash Equivalents	7	(26)
Net Increase (Decrease) in Cash and Cash Equivalents	335	(420)
Cash and Cash Equivalents at Beginning of Period	341	836
Cash and Cash Equivalents at End of Period	$676	$416

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$373	$293
Accrued expenditures for intangible assets at September 30,	$60	$104

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$676	$341
Accounts receivable (less reserve: 2017, $52; 2016, $54)
Customer	617	666
Other	96	46
Unbilled revenues	405	480
Fuel, materials and supplies	323	356
Prepayments	101	63
Price risk management assets	57	63
Other current assets	56	52
Total Current Assets	2,331	2,067

Property, Plant and Equipment
Regulated utility plant	36,678	34,674
Less: accumulated depreciation - regulated utility plant	6,624	6,013
Regulated utility plant, net	30,054	28,661
Non-regulated property, plant and equipment	422	413
Less: accumulated depreciation - non-regulated property, plant and equipment	154	134
Non-regulated property, plant and equipment, net	268	279
Construction work in progress	1,494	1,134
Property, Plant and Equipment, net	31,816	30,074

Other Noncurrent Assets
Regulatory assets	1,869	1,918
Goodwill	3,134	3,060
Other intangibles	666	700
Pension benefit asset	532	9
Price risk management assets	267	336
Other noncurrent assets	143	151
Total Other Noncurrent Assets	6,611	6,174

Total Assets	$40,758	$38,315

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$1,211	$923
Long-term debt due within one year	448	518
Accounts payable	838	820
Taxes	110	101
Interest	322	270
Dividends	272	259
Customer deposits	291	276
Regulatory liabilities	87	101
Other current liabilities	570	569
Total Current Liabilities	4,149	3,837

Long-term Debt	19,110	17,808

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	4,224	3,889
Investment tax credits	130	132
Accrued pension obligations	796	1,001
Asset retirement obligations	312	428
Regulatory liabilities	873	899
Other deferred credits and noncurrent liabilities	472	422
Total Deferred Credits and Other Noncurrent Liabilities	6,807	6,771

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	10,122	9,841
Earnings reinvested	4,066	3,829
Accumulated other comprehensive loss	(3,503)	(3,778)
Total Equity	10,692	9,899

Total Liabilities and Equity	$40,758	$38,315

(a)	1,560,000 shares authorized; 688,133 and 679,731 shares issued and outstanding at September 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899
Common stock issued	8,402		303			303
Stock-based compensation			(22)			(22)
Net income				1,050		1,050
Dividends and dividend equivalents				(813)		(813)
Other comprehensive income (loss)					275	275
September 30, 2017	688,133	$7	$10,122	$4,066	$(3,503)	$10,692

December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919
Common stock issued	5,411		168			168
Stock-based compensation			(31)			(31)
Net income				1,437		1,437
Dividends and dividend equivalents				(773)		(773)
Other comprehensive income (loss)					(752)	(752)
Adoption of stock-based compensation guidance cumulative effect adjustment				7		7
September 30, 2016	679,268	$7	$9,824	$3,624	$(3,480)	$9,975

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues	$547	$539	$1,620	$1,619

Operating Expenses
Operation
Energy purchases	121	129	374	414
Other operation and maintenance	133	144	435	431
Depreciation	77	64	228	185
Taxes, other than income	27	26	79	79
Total Operating Expenses	358	363	1,116	1,109

Operating Income	189	176	504	510

Other Income (Expense) - net	4	4	8	12

Interest Income from Affiliate	2	—	3	—

Interest Expense	36	32	105	97

Income Before Income Taxes	159	148	410	425

Income Taxes	64	58	159	162

Net Income (a)	$95	$90	$251	$263

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$251	$263
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	228	185
Amortization	25	19
Defined benefit plans - expense	10	9
Deferred income taxes and investment tax credits	129	151
Other	(8)	(14)
Change in current assets and current liabilities
Accounts receivable	7	(6)
Accounts payable	(38)	(1)
Unbilled revenues	30	10
Prepayments	(31)	29
Regulatory assets and liabilities, net	—	(41)
Taxes payable	10	(6)
Other	(9)	(13)
Other operating activities
Defined benefit plans - funding	(24)	—
Other assets	(2)	15
Other liabilities	(3)	(5)
Net cash provided by operating activities	575	595

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(851)	(739)
Expenditures for intangible assets	(7)	(3)
Net increase in notes receivable from affiliate	(2)	—
Other investing activities	2	2
Net cash used in investing activities	(858)	(740)

Cash Flows from Financing Activities
Issuance of long-term debt	470	224
Retirement of long-term debt	—	(224)
Contributions from parent	575	200
Payment of common stock dividends to parent	(231)	(193)
Net increase (decrease) in short-term debt	(295)	130
Other financing activities	(6)	(3)
Net cash provided by financing activities	513	134

Net Increase (Decrease) in Cash and Cash Equivalents	230	(11)
Cash and Cash Equivalents at Beginning of Period	13	47
Cash and Cash Equivalents at End of Period	$243	$36

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$190	$166

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$243	$13
Accounts receivable (less reserve: 2017, $25; 2016, $28)
Customer	275	272
Other	10	21
Accounts receivable from affiliates	1	—
Notes receivable from affiliate	2	—
Unbilled revenues	84	114
Materials and supplies	31	32
Prepayments	40	9
Regulatory assets	14	19
Other current assets	11	8
Total Current Assets	711	488

Property, Plant and Equipment
Regulated utility plant	10,449	9,654
Less: accumulated depreciation - regulated utility plant	2,880	2,714
Regulated utility plant, net	7,569	6,940
Construction work in progress	699	641
Property, Plant and Equipment, net	8,268	7,581

Other Noncurrent Assets
Regulatory assets	1,073	1,094
Intangibles	256	251
Other noncurrent assets	15	12
Total Other Noncurrent Assets	1,344	1,357

Total Assets	$10,323	$9,426

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$295
Long-term debt due within one year	—	224
Accounts payable	397	367
Accounts payable to affiliates	38	42
Taxes	22	12
Interest	38	34
Regulatory liabilities	72	83
Other current liabilities	90	101
Total Current Liabilities	657	1,158

Long-term Debt	3,298	2,607

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,036	1,899
Accrued pension obligations	257	281
Other deferred credits and noncurrent liabilities	89	90
Total Deferred Credits and Other Noncurrent Liabilities	2,382	2,270

Commitments and Contingent Liabilities (Notes 6 and 9)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	2,729	2,154
Earnings reinvested	893	873
Total Equity	3,986	3,391

Total Liabilities and Equity	$10,323	$9,426

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	66,368	$364	$2,154	$873	$3,391
Net income				251	251
Capital contributions from PPL			575		575
Dividends declared on common stock				(231)	(231)
September 30, 2017	66,368	$364	$2,729	$893	$3,986

December 31, 2015	66,368	$364	$1,934	$821	$3,119
Net income				263	263
Capital contributions from PPL			200		200
Dividends declared on common stock				(193)	(193)
September 30, 2016	66,368	$364	$2,134	$891	$3,389

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues	$818	$835	$2,350	$2,382

Operating Expenses
Operation
Fuel	202	227	576	607
Energy purchases	22	24	120	118
Other operation and maintenance	199	197	598	603
Depreciation	114	102	324	301
Taxes, other than income	17	16	49	46
Total Operating Expenses	554	566	1,667	1,675

Operating Income	264	269	683	707

Other Income (Expense) - net	1	(3)	(5)	(9)

Interest Expense	49	50	148	147

Interest Expense with Affiliate	5	4	13	12

Income Before Income Taxes	211	212	517	539

Income Taxes	79	79	195	202

Net Income	$132	$133	$322	$337

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$132	$133	$322	$337

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0, $7, ($1)	(1)	—	(12)	1
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	—	—	1	(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1), ($1)	—	—	1	1
Net actuarial loss, net of tax of $0, $0, ($2), ($1)	1	1	3	3
Total other comprehensive income (loss)	—	1	(7)	4

Comprehensive income	$132	$134	$315	$341

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$322	$337
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	324	301
Amortization	19	21
Defined benefit plans - expense	19	20
Deferred income taxes and investment tax credits	173	212
Other	1	—
Change in current assets and current liabilities
Accounts receivable	18	(43)
Accounts payable	(30)	7
Accounts payable to affiliates	3	4
Unbilled revenues	19	6
Fuel, materials and supplies	34	7
Taxes payable	13	—
Accrued interest	41	42
Other	(1)	(4)
Other operating activities
Defined benefit plans - funding	(32)	(82)
Expenditures for asset retirement obligations	(22)	(15)
Other assets	5	1
Other liabilities	14	2
Net cash provided by operating activities	920	816
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(579)	(600)
Other investing activities	4	1
Net cash used in investing activities	(575)	(599)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	(4)	84
Issuance of long-term debt	60	221
Retirement of long-term debt	(60)	(221)
Net increase (decrease) in short-term debt	5	(130)
Debt issuance and credit facility costs	(3)	(3)
Distributions to member	(316)	(224)
Contributions from member	—	37
Net cash used in financing activities	(318)	(236)
Net Increase (Decrease) in Cash and Cash Equivalents	27	(19)
Cash and Cash Equivalents at Beginning of Period	13	30
Cash and Cash Equivalents at End of Period	$40	$11

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$142	$86

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$40	$13
Accounts receivable (less reserve: 2017, $25; 2016, $24)
Customer	215	235
Other	43	17
Accounts receivable from affiliates	1	—
Unbilled revenues	151	170
Fuel, materials and supplies	264	297
Prepayments	27	24
Regulatory assets	20	20
Other current assets	8	4
Total Current Assets	769	780

Property, Plant and Equipment
Regulated utility plant	12,906	12,746
Less: accumulated depreciation - regulated utility plant	1,685	1,465
Regulated utility plant, net	11,221	11,281
Construction work in progress	574	317
Property, Plant and Equipment, net	11,795	11,598

Other Noncurrent Assets
Regulatory assets	796	824
Goodwill	996	996
Other intangibles	88	95
Other noncurrent assets	71	78
Total Other Noncurrent Assets	1,951	1,993

Total Assets	$14,515	$14,371

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$190	$185
Long-term debt due within one year	98	194
Notes payable with affiliate	159	163
Accounts payable	283	251
Accounts payable to affiliates	8	6
Customer deposits	57	56
Taxes	52	39
Price risk management liabilities	5	4
Regulatory liabilities	15	18
Interest	73	32
Asset retirement obligations	94	60
Other current liabilities	125	119
Total Current Liabilities	1,159	1,127

Long-term Debt

Long-term debt	4,570	4,471
Long-term debt to affiliate	400	400
Total Long-term Debt	4,970	4,871

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,909	1,735
Investment tax credits	130	132
Accrued pension obligations	345	350
Asset retirement obligations	261	373
Regulatory liabilities	873	899
Price risk management liabilities	24	27
Other deferred credits and noncurrent liabilities	178	190
Total Deferred Credits and Other Noncurrent Liabilities	3,720	3,706

Commitments and Contingent Liabilities (Notes 6 and 9)

Member's Equity	4,666	4,667

Total Liabilities and Equity	$14,515	$14,371

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2016	$4,667
Net income	322
Distributions to member	(316)
Other comprehensive income	(7)
September 30, 2017	$4,666

December 31, 2015	$4,517
Net income	337
Contributions from member	37
Distributions to member	(224)
Other comprehensive income	4
September 30, 2016	$4,671

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues
Retail and wholesale	$361	$366	$1,055	$1,058
Electric revenue from affiliate	2	2	23	19
Total Operating Revenues	363	368	1,078	1,077

Operating Expenses
Operation
Fuel	76	86	225	233
Energy purchases	18	19	107	104
Energy purchases from affiliate	3	5	8	10
Other operation and maintenance	89	85	262	264
Depreciation	47	43	136	126
Taxes, other than income	8	9	25	24
Total Operating Expenses	241	247	763	761

Operating Income	122	121	315	316

Other Income (Expense) - net	(1)	(1)	(2)	(6)

Interest Expense	17	18	53	53

Income Before Income Taxes	104	102	260	257

Income Taxes	39	39	99	98

Net Income (a)	$65	$63	$161	$159

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$161	$159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	136	126
Amortization	11	10
Defined benefit plans - expense	5	6
Deferred income taxes and investment tax credits	96	117
Change in current assets and current liabilities
Accounts receivable	12	(17)
Accounts receivable from affiliates	6	(11)
Accounts payable	(12)	24
Accounts payable to affiliates	(10)	(6)
Unbilled revenues	11	10
Fuel, materials and supplies	6	11
Taxes payable	(15)	—
Accrued interest	12	13
Other	6	1
Other operating activities
Defined benefit plans - funding	(3)	(45)
Expenditures for asset retirement obligations	(13)	(11)
Other assets	5	(3)
Other liabilities	4	(1)
Net cash provided by operating activities	418	383
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(293)	(343)
Net cash used in investing activities	(293)	(343)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	10	—
Issuance of long-term debt	60	125
Retirement of long-term debt	(60)	(125)
Net increase (decrease) in short-term debt	21	(14)
Debt issuance and credit facility costs	(2)	(1)
Payment of common stock dividends to parent	(150)	(87)
Contributions from parent	—	47
Net cash used in financing activities	(121)	(55)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(15)
Cash and Cash Equivalents at Beginning of Period	5	19
Cash and Cash Equivalents at End of Period	$9	$4

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$83	$46

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$9	$5
Accounts receivable (less reserve: 2017, $1; 2016, $2)
Customer	96	109
Other	14	11
Accounts receivable from affiliates	22	28
Unbilled revenues	64	75
Fuel, materials and supplies	137	143
Prepayments	15	12
Regulatory assets	11	9
Other current assets	2	1
Total Current Assets	370	393

Property, Plant and Equipment
Regulated utility plant	5,447	5,357
Less: accumulated depreciation - regulated utility plant	575	498
Regulated utility plant, net	4,872	4,859
Construction work in progress	279	133
Property, Plant and Equipment, net	5,151	4,992

Other Noncurrent Assets
Regulatory assets	413	450
Goodwill	389	389
Other intangibles	54	59
Other noncurrent assets	13	17
Total Other Noncurrent Assets	869	915

Total Assets	$6,390	$6,300

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$190	$169
Long-term debt due within one year	98	194
Notes payable with affiliate	10	—
Accounts payable	166	148
Accounts payable to affiliates	17	26
Customer deposits	27	27
Taxes	25	40
Price risk management liabilities	5	4
Regulatory liabilities	5	5
Interest	23	11
Asset retirement obligations	33	41
Other current liabilities	46	36
Total Current Liabilities	645	701

Long-term Debt	1,521	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,073	974
Investment tax credits	36	36
Accrued pension obligations	47	53
Asset retirement obligations	85	104
Regulatory liabilities	388	419
Price risk management liabilities	24	27
Other deferred credits and noncurrent liabilities	84	87
Total Deferred Credits and Other Noncurrent Liabilities	1,737	1,700

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,682	1,682
Earnings reinvested	381	370
Total Equity	2,487	2,476

Total Liabilities and Equity	$6,390	$6,300

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2016	21,294	$424	$1,682	$370	$2,476
Net income				161	161
Cash dividends declared on common stock				(150)	(150)
September 30, 2017	21,294	$424	$1,682	$381	$2,487

December 31, 2015	21,294	$424	$1,611	$295	$2,330
Net income				159	159
Capital contributions from LKE			47		47
Cash dividends declared on common stock				(87)	(87)
September 30, 2016	21,294	$424	$1,658	$367	$2,449

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Revenues
Retail and wholesale	$457	$469	$1,295	$1,324
Electric revenue from affiliate	3	5	8	10
Total Operating Revenues	460	474	1,303	1,334

Operating Expenses
Operation
Fuel	126	141	351	374
Energy purchases	4	5	13	14
Energy purchases from affiliate	2	2	23	19
Other operation and maintenance	104	107	313	320
Depreciation	67	59	188	175
Taxes, other than income	9	7	24	22
Total Operating Expenses	312	321	912	924

Operating Income	148	153	391	410

Other Income (Expense) - net	—	(3)	(3)	(4)

Interest Expense	24	24	72	71

Income Before Income Taxes	124	126	316	335

Income Taxes	47	48	120	128

Net Income (a)	$77	$78	$196	$207

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$196	$207
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	188	175
Amortization	7	10
Defined benefit plans - expense	3	4
Deferred income taxes and investment tax credits	116	122
Other	—	(1)
Change in current assets and current liabilities
Accounts receivable	6	(24)
Accounts receivable from affiliates	(1)	—
Accounts payable	(6)	(11)
Accounts payable to affiliates	(16)	2
Unbilled revenues	8	(4)
Fuel, materials and supplies	28	(4)
Taxes payable	(21)	—
Accrued interest	22	22
Other	(6)	2
Other operating activities
Defined benefit plans - funding	(22)	(19)
Expenditures for asset retirement obligations	(9)	(4)
Other assets	—	(4)
Other liabilities	8	(4)
Net cash provided by operating activities	501	469
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(283)	(255)
Net increase in notes receivable with affiliates	(10)	—
Other investing activities	4	1
Net cash used in investing activities	(289)	(254)
Cash Flows from Financing Activities
Issuance of long-term debt	—	96
Retirement of long-term debt	—	(96)
Net decrease in short-term debt	(16)	(41)
Debt issuance and credit facility costs	(1)	(1)
Payment of common stock dividends to parent	(171)	(197)
Contributions from parent	—	20
Net cash used in financing activities	(188)	(219)
Net Increase (Decrease) in Cash and Cash Equivalents	24	(4)
Cash and Cash Equivalents at Beginning of Period	7	11
Cash and Cash Equivalents at End of Period	$31	$7

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$58	$40

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash and cash equivalents	$31	$7
Accounts receivable (less reserve: 2017, $1; 2016, $2)
Customer	119	126
Other	28	5
Accounts receivable from affiliates	1	—
Notes receivable from affiliate	10	—
Unbilled revenues	87	95
Fuel, materials and supplies	127	154
Prepayments	14	12
Regulatory assets	9	11
Other current assets	6	3
Total Current Assets	432	413

Property, Plant and Equipment
Regulated utility plant	7,452	7,382
Less: accumulated depreciation - regulated utility plant	1,110	965
Regulated utility plant, net	6,342	6,417
Construction work in progress	293	181
Property, Plant and Equipment, net	6,635	6,598

Other Noncurrent Assets
Regulatory assets	383	374
Goodwill	607	607
Other intangibles	34	36
Other noncurrent assets	55	57
Total Other Noncurrent Assets	1,079	1,074

Total Assets	$8,146	$8,085

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2017	December 31, 2016
Liabilities and Equity

Current Liabilities
Short-term debt	$—	$16
Accounts payable	105	78
Accounts payable to affiliates	42	56
Customer deposits	30	29
Taxes	24	45
Regulatory liabilities	10	13
Interest	38	16
Asset retirement obligations	61	19
Other current liabilities	35	36
Total Current Liabilities	345	308

Long-term Debt	2,328	2,327

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,289	1,170
Investment tax credits	94	96
Accrued pension obligations	37	62
Asset retirement obligations	176	269
Regulatory liabilities	485	480
Other deferred credits and noncurrent liabilities	43	50
Total Deferred Credits and Other Noncurrent Liabilities	2,124	2,127

Commitments and Contingent Liabilities (Notes 6 and 9)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,616	2,616
Accumulated other comprehensive loss	—	(1)
Earnings reinvested	425	400
Total Equity	3,349	3,323

Total Liabilities and Equity	$8,146	$8,085

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2017 and December 31, 2016.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323
Net income				196		196
Cash dividends declared on common stock				(171)		(171)
Other comprehensive income					1	1
September 30, 2017	37,818	$308	$2,616	$425	$—	$3,349

December 31, 2015	37,818	$308	$2,596	$383	$—	$3,287
Capital contributions from LKE			20			20
Net income				207		207
Cash dividends declared on common stock				(197)		(197)
Other comprehensive income (loss)					(1)	(1)
September 30, 2016	37,818	$308	$2,616	$393	$(1)	$3,316

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2016 is derived from that Registrant's 2016 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2016 Form 10-K. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(PPL and PPL Electric)

The following accounting policy disclosures represent updates to Note 1 in each indicated Registrant's 2016 Form 10-K and should be read in conjunction with those disclosures.

Accounts Receivable

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and nine months ended September 30, 2017, PPL Electric purchased $324 million and $968 million of accounts receivable from alternative energy suppliers. During the three and nine months ended September 30, 2016, PPL Electric purchased $365 million and $1.0 billion of accounts receivable from alternative electricity suppliers.

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2016 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2017	2016	2017	2016
Income Statement Data
Revenues from external customers
U.K. Regulated	$477	$515	$1,547	$1,673
Kentucky Regulated	818	835	2,350	2,382
Pennsylvania Regulated	547	539	1,620	1,619
Corporate and Other	3	—	4	11
Total	$1,845	$1,889	$5,521	$5,685

Net Income
U.K. Regulated (a)	$126	$281	$560	$915
Kentucky Regulated	125	126	299	314
Pennsylvania Regulated	95	91	251	263
Corporate and Other	9	(25)	(60)	(55)
Total	$355	$473	$1,050	$1,437

(a)	Includes unrealized gains and losses from hedging foreign-currency related economic activity. See Note 13 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	September 30, 2017	December 31, 2016
Balance Sheet Data
Assets
U.K. Regulated (a)	$16,052	$14,537
Kentucky Regulated	14,181	14,037
Pennsylvania Regulated	10,323	9,426
Corporate and Other (b)	202	315
Total	$40,758	$38,315

(a)
Includes $11.7 billion and $10.8 billion of net PP&E as of September 30, 2017 and December 31, 2016. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2017	2016	2017	2016
Income (Numerator)
Net income	$355	$473	$1,050	$1,437
Less amounts allocated to participating securities	1	1	2	4
Net income available to PPL common shareowners - Basic and Diluted	$354	$472	$1,048	$1,433

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	686,563	678,114	683,783	676,905
Add incremental non-participating securities:
Share-based payment awards	2,183	2,234	2,298	3,064
Weighted-average shares - Diluted EPS	688,746	680,348	686,081	679,969

Basic EPS
Net Income available to PPL common shareowners	$0.52	$0.70	$1.53	$2.12

Diluted EPS
Net Income available to PPL common shareowners	$0.51	$0.69	$1.53	$2.11

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Nine Months
	2017	2016	2017	2016
Stock-based compensation plans (a)	256	248	1,707	3,168
DRIP	355	761	1,169	1,533

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for additional information on common stock issued under the ATM Program.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2017	2016	2017	2016
Stock options	696	696	696	696
Performance units	—	316	—	210

5. Income Taxes

Reconciliations of income taxes for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$165	$214	$480	$681
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	14	13	37	37
Valuation allowance adjustments	4	4	9	13
Impact of lower U.K. income tax rates	(45)	(37)	(133)	(136)
U.S. income tax on foreign earnings - net of foreign tax credit (a)	(8)	(1)	(24)	(3)
Impact of the U.K. Finance Acts (b)	(3)	(42)	(12)	(42)
Depreciation not normalized	(2)	—	(7)	(6)
Interest benefit on U.K. financing entities	(4)	(4)	(12)	(13)
Stock-based compensation	—	(1)	(7)	(12)
Other	(5)	(7)	(10)	(9)
Total increase (decrease)	(49)	(75)	(159)	(171)
Total income taxes	$116	$139	$321	$510

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

(PPL Electric)
	Three Months		Nine Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$56	$52	$144	$149
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	9	26	27
Depreciation not normalized	(1)	(2)	(5)	(5)
Stock-based compensation	—	—	(5)	(7)
Other	—	(1)	(1)	(2)
Total increase (decrease)	8	6	15	13
Total income taxes	$64	$58	$159	$162

(LKE)
	Three Months		Nine Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$74	$74	$181	$189
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	8	19	20
Amortization of investment tax credit	(1)	(1)	(2)	(2)
Stock-based compensation	—	(1)	(1)	(2)
Other	(2)	(1)	(2)	(3)
Total increase (decrease)	5	5	14	13
Total income taxes	$79	$79	$195	$202

(LG&E)
	Three Months		Nine Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$36	$36	$91	$90
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	4	10	10
Other	(1)	(1)	(2)	(2)
Total increase (decrease)	3	3	8	8
Total income taxes	$39	$39	$99	$98

(KU)
	Three Months		Nine Months
	2017	2016	2017	2016
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$43	$44	$111	$117
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	5	11	12
Other	(1)	(1)	(2)	(1)
Total increase (decrease)	4	4	9	11
Total income taxes	$47	$48	$120	$128

6. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Current Regulatory Assets:
Environmental cost recovery	$4	$6	$—	$—
Generation formula rate	8	11	—	—
Transmission service charge	—	7	—	7
Gas supply clause	6	3	—	—
Smart meter rider	12	6	12	6
Storm costs	1	5	1	5
Other	3	1	1	1
Total current regulatory assets (a)	$34	$39	$14	$19

Noncurrent Regulatory Assets:
Defined benefit plans	$908	$947	$530	$549
Taxes recoverable through future rates	347	340	347	340
Storm costs	37	57	—	9
Unamortized loss on debt	55	61	30	36
Interest rate swaps	29	31	—	—
Terminated interest rate swaps	93	98	—	—
Accumulated cost of removal of utility plant	166	159	166	159
AROs	224	211	—	—
Other	10	14	—	1
Total noncurrent regulatory assets	$1,869	$1,918	$1,073	$1,094

	PPL		PPL Electric
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Current Regulatory Liabilities:
Generation supply charge	$29	$23	$29	$23
Transmission service charge	6	—	6	—
Universal service rider	19	14	19	14
Transmission formula rate	4	15	4	15
Fuel adjustment clause	11	11	—	—
Act 129 compliance rider	7	17	7	17
Storm damage expense	7	13	7	13
Other	4	8	—	1
Total current regulatory liabilities	$87	$101	$72	$83

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$678	$700	$—	$—
Power purchase agreement - OVEC (b)	69	75	—	—
Net deferred tax assets	21	23	—	—
Defined benefit plans	27	23	—	—
Terminated interest rate swaps	74	78	—	—
Other	4	—	—	—
Total noncurrent regulatory liabilities	$873	$899	$—	$—

	LKE		LG&E		KU
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Current Regulatory Assets:
Environmental cost recovery	$4	$6	$4	$6	$—	$—
Generation formula rate	8	11	—	—	8	11
Gas supply clause	6	3	6	3	—	—
Other	2	—	1	—	1	—
Total current regulatory assets	$20	$20	$11	$9	$9	$11

Noncurrent Regulatory Assets:
Defined benefit plans	$378	$398	$235	$246	$143	$152
Storm costs	37	48	20	26	17	22
Unamortized loss on debt	25	25	16	16	9	9
Interest rate swaps	29	31	29	31	—	—
Terminated interest rate swaps	93	98	54	57	39	41
AROs	224	211	57	70	167	141
Plant retirement costs	2	4	—	—	2	4
Other	8	9	2	4	6	5
Total noncurrent regulatory assets	$796	$824	$413	$450	$383	$374

	LKE		LG&E		KU
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Current Regulatory Liabilities:
Demand side management	$—	$3	$—	$2	$—	$1
Fuel adjustment clause	11	11	3	2	8	9
Other	4	4	2	1	2	3
Total current regulatory liabilities	$15	$18	$5	$5	$10	$13

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$678	$700	$281	$305	$397	$395
Power purchase agreement - OVEC (b)	69	75	48	52	21	23
Net deferred tax assets	21	23	21	23	—	—
Defined benefit plans	27	23	—	—	27	23
Terminated interest rate swaps	74	78	37	39	37	39
Other	4	—	1	—	3	—
Total noncurrent regulatory liabilities	$873	$899	$388	$419	$485	$480

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)	This liability was recorded as an offset to an intangible asset that was recorded at fair value upon the acquisition of LKE by PPL.

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

On June 22, 2017, the KPSC issued orders approving, with certain modifications, the proposed stipulations filed in April and May 2017. On June 29, 2017, the KPSC issued further orders correcting certain revenue requirement and rate calculations and making other technical corrections to the June 22, 2017 orders. The combined KPSC orders modified the stipulations to provide for increases in annual revenue requirements associated with KU base electricity rates of $52 million, LG&E base electricity rates of $57 million and LG&E base gas rates of $7 million, and incorporate an authorized return on equity of 9.7%. Consistent with the stipulations, the orders approved LG&E's and KU's request for implementing a Distribution Automation program and withdrawal of a request for a CPCN for the Advanced Metering System program. The orders also approved new depreciation rates for LG&E and KU that will result in higher depreciation of approximately $15 million ($4 million for LG&E and $11 million for KU) in 2017, exclusive of net additions to PP&E. The orders result in a base electricity rate increase of 3.2% at KU and base electricity and gas rate increases of 5.2% and 2.1% at LG&E. The new base rates and all elements of the orders became effective July 1, 2017. On June 23, 2017, the KPSC also issued orders establishing an authorized return on equity of 9.7% for all of LG&E's and KU's existing approved ECR plans and projects, replacing the prior authorized return on equity levels of 9.8% for CCR projects and 10% for all other ECR approved projects, effective with bills issued in August 2017. The impact of the new authorized return for ECR projects is not expected to be significant in 2017.

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

In August 2016, Louisville/Jefferson County submitted a motion to dismiss the proceeding filed by LG&E and, in November 2016, filed an amended complaint against LG&E relating to these issues. LG&E submitted KPSC filings to respond to, request dismissal of and consolidate certain claims or aspects of the proceedings. In January 2017, the KPSC issued an order denying Louisville/Jefferson County's motion to dismiss, consolidating the matter with LG&E's filed application and establishing a procedural schedule for the case. On September 28, 2017, oral arguments were heard by the KPSC and a final order is expected in 2017. Until the KPSC issues a final order in this proceeding, LG&E cannot predict the ultimate outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operation. LG&E continues to provide gas service to customers in this franchise area at existing rates, but without collecting or remitting a franchise fee.

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

	September 30, 2017					December 31, 2016
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2022	£210	£155	£—	£54	£160	£—
Term Loan Facility (b)	Dec. 2017	230	230	—	—	—	—
WPD (South West)
Syndicated Credit Facility (c)	July 2021	245	—	—	245	110	—
WPD (East Midlands)
Syndicated Credit Facility (d)	July 2021	300	116	—	184	9	—
WPD (West Midlands)
Syndicated Credit Facility	July 2021	300	—	—	300	—	—
Uncommitted Credit Facilities (e)		100	70	4	26	60	4
Total U.K. Credit Facilities (f)		£1,385	£571	£4	£809	£339	£4

	September 30, 2017					December 31, 2016
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2022	$950	$—	$285	$665	$—	$20
Syndicated Credit Facility	Nov. 2018	300	—	—	300	—	—
Bilateral Credit Facility	Mar. 2018	150	—	18	132	—	17
Total PPL Capital Funding Credit Facilities		$1,400	$—	$303	$1,097	$—	$37

PPL Electric
Syndicated Credit Facility	Jan. 2022	$650	$—	$1	$649	$—	$296

LKE
Syndicated Credit Facility	Oct. 2018	$75	$—	$—	$75	$—	$—

LG&E
Syndicated Credit Facility	Jan. 2022	$500	$—	$190	$310	$—	$169

KU
Syndicated Credit Facility	Jan. 2022	$400	$—	$—	$400	$—	$16
Letter of Credit Facility	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$198	$400	$—	$214

(a)
The amounts borrowed at September 30, 2017 and December 31, 2016 were USD-denominated borrowings of $200 million for both periods, which bore interest at 2.06% and 1.43%. The unused capacity reflects the amount borrowed in GBP of £156 million as of the date borrowed.

(b)	The amount borrowed at September 30, 2017 was a GBP-denominated borrowing which equated to $296 million and bore interest at 1.50%.

(c)	The amount borrowed at December 31, 2016 was a GBP-denominated borrowing which equated to $137 million and bore interest at 0.66%.

(d)	The amounts borrowed at September 30, 2017 and December 31, 2016 were GBP-denominated borrowings which equated to $150 million and $11 million and bore interest at 0.65% and 0.66%.

(e)	The amounts borrowed at September 30, 2017 and December 31, 2016 were GBP-denominated borrowings which equated to $90 million and $75 million and bore interest at 1.29% and 1.26%.

(f)	At September 30, 2017, the unused capacity under the U.K. credit facilities was $1.0 billion.

(PPL, LKE and LG&E)

In October 2017, LG&E entered into a $200 million term loan credit facility expiring in 2019. On October 26, 2017, LG&E borrowed $100 million under this facility bearing interest of 1.74%. The proceeds will be used to repay short-term debt and for general corporate purposes.

(All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	September 30, 2017				December 31, 2016
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	1.41%	$1,000	$285	$715	1.10%	$20
PPL Electric		650	—	650	1.05%	295
LG&E	1.38%	350	190	160	0.94%	169
KU		350	—	350	0.87%	16
Total		$2,350	$475	$1,875		$500
(PPL Electric, LKE, LG&E and KU)

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

In September 2017, PPL Capital Funding issued $500 million of 4.00% Senior Notes due 2047. PPL Capital Funding received proceeds of $490 million, net of a discount and underwriting fees, which were used to repay short-term debt obligations and for general corporate purposes.

(PPL and PPL Electric)

In May 2017, PPL Electric issued $475 million of 3.95% First Mortgage Bonds due 2047. PPL Electric received proceeds of $466 million, net of a discount and underwriting fees, which were used to repay short-term debt incurred primarily for capital expenditures.

In August 2017, the LCIDA remarketed $108 million of Pollution Control Revenue Refunding Bonds (PPL Electric Utilities Corporation Project), Series 2016B due 2027 previously issued on behalf of PPL Electric. The bonds were remarketed at a long-term rate and will bear interest at 1.80% through their mandatory purchase date of August 15, 2022.

In September 2017, the LCIDA remarketed $116 million of Pollution Control Revenue Refunding Bonds (PPL Electric Utilities Corporation Project), Series 2016A due 2029 previously issued on behalf of PPL Electric. The bonds were remarketed at a long-term rate and will bear interest at 1.80% through their mandatory purchase date of September 1, 2022.

(PPL, LKE and LG&E)

In April 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $128 million of Pollution Control Revenue Bonds, 2003 Series A (Louisville Gas and Electric Company Project) due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.50% through their mandatory purchase date of April 1, 2019.

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

In June 2017, the Louisville/Jefferson County Metro Government of Kentucky remarketed $35 million of Environmental Facilities Revenue Refunding Bonds, 2007 Series B (Louisville Gas and Electric Company Project) due 2033 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 1.25% through their mandatory purchase date of June 3, 2019.

(PPL)

ATM Program

In February 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. For the periods ended September 30, PPL issued the following:

	Three Months		Nine Months
	2017	2016	2017	2016
Number of shares (in thousands)	2,049	710	5,526	710
Average share price	$39.04	$35.23	$38.49	$35.23
Net Proceeds	$79	$25	$211	$25

Distributions

In August 2017, PPL declared a quarterly common stock dividend, payable October 2, 2017, of 39.5 cents per share (equivalent to $1.58 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

8. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE and LG&E for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2017	2016	2017	2016	2017	2016	2017	2016
PPL
Service cost	$17	$16	$20	$17	$49	$49	$57	$53
Interest cost	42	44	45	58	126	131	132	182
Expected return on plan assets	(58)	(57)	(130)	(124)	(173)	(171)	(382)	(389)
Amortization of:
Prior service cost	2	2	—	—	7	6	—	—
Actuarial loss	18	12	36	34	52	37	107	107
Net periodic defined benefit costs (credits) before settlements and special termination benefits	21	17	(29)	(15)	61	52	(86)	(47)
Settlements (a)	7	3	—	—	7	3	—	—
Special termination benefits (b)	—	—	—	—	1	—	—	—
Net periodic defined benefit costs (credits)	$28	$20	$(29)	$(15)	$69	$55	$(86)	$(47)

(a)
2017 includes settlement charges of $5 million from the LG&E qualified pension plan and $2 million from the PPL non-qualified pension plan and 2016 includes a settlement charge of $3 million from the PPL non-qualified pension plan. These settlements resulted from lump sum payments that exceeded service cost and interest cost components of net periodic pension cost for the year.

(b)
Enhanced pension benefits offered to certain PPL Electric bargaining unit employees under a one-time voluntary retirement window offered as part of the new five year IBEW contract ratified in March 2017.

	Pension Benefits
	Three Months		Nine Months
	2017	2016	2017	2016
LKE
Service cost	$6	$6	$18	$18
Interest cost	17	18	51	53
Expected return on plan assets	(23)	(23)	(69)	(68)
Amortization of:
Prior service cost	2	2	6	6
Actuarial loss (a)	8	5	23	15
Net periodic defined benefit costs before settlements	10	8	29	24
Settlements (b)	5	—	5	—
Net periodic defined benefit costs	$15	$8	$34	$24

LG&E
Service cost	$—	$—	$1	$1
Interest cost	3	4	9	11
Expected return on plan assets	(5)	(5)	(16)	(15)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss (a)	3	2	7	5
Net periodic defined benefit costs before settlements	2	2	4	5
Settlements (b)	5	—	5	—
Net periodic defined benefit costs	$7	$2	$9	$5

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $3 million and $8 million for the three and nine months ended September 30, 2017 and $4 million for the nine months ended September 30, 2016. The difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million and $3 million for the three and nine months ended September 30, 2017 and $1 million for the three months ended September 30, 2016. These differences are recorded as regulatory assets.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $5 million was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

	Other Postretirement Benefits
	Three Months		Nine Months
	2017	2016	2017	2016
PPL
Service cost	$2	$2	$6	$6
Interest cost	5	6	17	19
Expected return on plan assets	(6)	(6)	(17)	(17)
Amortization of prior service cost	—	—	(1)	—
Amortization of actuarial loss	1	1	1	1
Net periodic defined benefit costs	$2	$3	$6	$9

	Other Postretirement Benefits
	Three Months		Nine Months
	2017	2016	2017	2016
LKE
Service cost	$1	$1	$3	$3
Interest cost	2	2	6	7
Expected return on plan assets	(2)	(2)	(5)	(5)
Amortization of prior service cost	1	1	1	2
Net periodic defined benefit costs	$2	$2	$5	$7

(PPL Electric, LG&E and KU)

In addition to the specific plan it sponsors, LG&E is allocated costs of defined benefit plans sponsored by LKE. PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE. LG&E and KU are also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 10 for more information on costs allocated to LG&E and KU from LKS. These allocations are based on participation in those plans, which management believes are reasonable. For the periods ended September 30, PPL Services allocated the following net periodic defined benefit costs to PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU:

	Three Months		Nine Months
	2017	2016	2017	2016
PPL Electric	$6	$6	$19	$17
LG&E	3	2	8	7
KU	2	2	7	8

Expected Cash Flows - U.K. Pension Plans

(PPL)

For the nine months ended September 30, 2017, WPD contributed $485 million to its U.K. pension plans. These contributions fund all of 2017 contributions and a portion of 2018 contributions. WPD does not expect to make additional contributions in 2017.

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

Trimble County Landfill

Various state and federal permits and regulatory approvals are required in order to construct a landfill at the Trimble County plant to be used for disposal of CCRs. In October 2016, the Kentucky Division of Water issued a water quality certification and in February 2017, the Kentucky Division of Waste Management issued a “special waste” landfill permit. In March 2017, the Sierra Club and a resident adjacent to the plant filed administrative challenges to the landfill permit which were subsequently dismissed by agreed order entered in August 2017. In June 2017, the U.S. Army Corps of Engineers issued a dredge and fill permit, the final approval required for construction of the landfill. PPL, LKE, LG&E and KU believe that all permits and regulatory approvals issued for the project comply with applicable state and federal laws.

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

Air

(PPL, LKE, LG&E and KU)

NAAQS

The Clean Air Act, which regulates air pollutants from mobile and stationary sources in the United States, has a significant impact on the operation of fossil fuel plants. Among other things, the Clean Air Act requires the EPA periodically to review and establish concentration levels in the ambient air for six pollutants to protect public health and welfare. The six pollutants are carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. The established concentration levels for these six pollutants are known as NAAQS. Under the Clean Air Act, the EPA is required to reassess the NAAQS on a five-year schedule.

Federal environmental regulations of these six pollutants require states to adopt implementation plans, known as state implementation plans, which detail how the state will attain the standards that are mandated by the relevant law or regulation.

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

Ozone

The EPA issued the current ozone standard in October 2015. Under the Clean Air Act, the states and the EPA are required to determine (based on ambient air monitoring data) those areas that meet the standard and those that are in non-attainment. The EPA was scheduled to designate areas as being in attainment or nonattainment of the current ozone standard by no later than October 2017 which was to be followed by further regulatory proceedings identifying compliance measures and deadlines. However, the current implementation and compliance schedule is uncertain because the EPA failed to make nonattainment demonstrations by the applicable deadline. In addition, some industry groups have requested the EPA to defer implementation of the 2015 ozone standard, but the EPA has not yet acted on this request. While implementation of the 2015 ozone standard could potentially require the addition of SCRs at some LG&E and KU generating units, PPL, LKE, LG&E and KU are currently unable to determine what the compliance measures and deadlines may ultimately be with respect to the new standard.

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, are evaluating the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. While PPL, LKE, LG&E and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross State Air Pollution Rule.

Sulfur Dioxide

In 2010, the EPA issued the current NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in "non-attainment". In July 2013, the EPA finalized non-attainment designations for parts of the country, including part of Jefferson County in Kentucky. Attainment must be achieved by 2018. As a result of scrubber replacements completed by LG&E at the Mill Creek plant in 2016, all Jefferson County monitors now indicate compliance with the sulfur dioxide standards. Additionally, LG&E accepted a new sulfur dioxide emission limit to ensure continuing compliance with the NAAQS. PPL, LKE, LG&E and KU do not anticipate any further measures to achieve compliance with the new sulfur dioxide standards.

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

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon allowances to offset emissions associated with WPD's operations. The cost of these allowances is not significant and is included in WPD's current operating expenses.

The EPA's Rules under Section 111 of the Clean Air Act, including the EPA's Clean Power Plan

As further described below, in 2015 the EPA finalized rules imposing GHG emission standards for both new and existing power plants. The EPA has also issued a proposed federal implementation plan that would apply to any states that fail to submit an acceptable state implementation plan under these rules.

The future of these rules is uncertain. The EPA's authority to promulgate these regulations under Section 111 of the Clean Air Act has been challenged in the D.C. Circuit Court by several states, industry groups and individual companies, including LKE. The D.C. Circuit has temporarily held the litigation in abeyance in light of the EPA's ongoing review of the Clean Power Plan. In February 2016, the U.S. Supreme Court stayed the rule for existing plants (the Clean Power Plan) pending the D.C. Circuit Court's review and subsequent review by the U.S. Supreme Court if a writ of certiorari is filed and granted. In addition, the President's March 2017 Executive Order requires the EPA to review the rules for new plants and existing power plants and suspend, revise or rescind them as appropriate. In October 2017, the EPA proposed to rescind the rule and may seek comment on a possible replacement rule.

The EPA's rule for new power plants imposes separate emission standards for coal and natural gas units based on the application of different technologies. The coal standard is based on the application of partial carbon capture and sequestration technology, but because this technology is not presently commercially viable, the rule effectively precludes the construction of new coal-fired plants. The standard for NGCC power plants is the same as what the EPA proposed in 2012 and is not continuously achievable under all operating modes, such as frequent start-ups and shutdowns. The preclusion of new coal-fired plants could have a significant industry-wide impact.

The EPA's rule for existing power plants, referred to as the Clean Power Plan, was published in the Federal Register in October 2015. The Clean Power Plan contains state-specific rate-based and mass-based reduction goals and guidelines for the development, submission and implementation of state implementation plans to achieve the state goals. State-specific goals were calculated from 2012 data by applying the EPA's broad interpretation and definition of the BSER, resulting in the most stringent targets to be met in 2030, with interim targets to be met beginning in 2022. The EPA believes it has offered some flexibility to the states as to how their compliance plans can be crafted, including the option to use a rate-based approach (limit emissions per megawatt hour) or a mass-based approach (limit total tons of emissions per year), and the option to demonstrate compliance through emissions trading and multi-state collaborations. Under the rate-based approach, Kentucky would need to make a 41% reduction from its 2012 emissions rate and under a mass-based approach it would need to make a 36% reduction. These reductions are significantly greater than initially proposed and present significant challenges to the state. If the Clean Power Plan ultimately remains in place in its current form, and Kentucky fails to develop an approvable implementation plan by the applicable deadline, the EPA may impose a federal implementation plan that could be more stringent than what the state plan might provide. Depending on the provisions of the Kentucky implementation plan, LG&E and KU may need to modify their current portfolio of generating assets during the next decade and/or participate in an allowance trading program.

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

CCRs

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

ELGs

In September 2015, the EPA released its final ELGs for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which have been consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA published in the Federal Register a proposed rule that would postpone the compliance date for requirements relating to bottom ash transport waters and scrubber wastewaters discharge limits. The EPA expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits, which are expected to be significant, are subject to rate recovery.

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

At September 30, 2017 and December 31, 2016, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites noted above. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2017. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at September 30, 2017 was $21 million for PPL and $16 million for LKE. The total recorded liability at December 31, 2016 was $22 million for PPL and $17 million for LKE. See footnote (e) below for information regarding a settlement in principle for certain LKE indemnifications. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at September 30, 2017		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2019
WPD guarantee of pension and other obligations of unconsolidated entities	95	(c)

PPL Electric
Guarantee of inventory value	17	(d)	2018

LKE
Indemnification of lease termination and other divestitures	301	(e)	2021 - 2023

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At September 30, 2017, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

(e)
LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that may exceed the maximum. Another WKE-related LKE guarantee covers other indemnifications related to the purchase price of excess power, has a term expiring in 2023, and a maximum exposure of $100 million. In May 2012, LKE's indemnitee received an unfavorable arbitration panel's decision interpreting this matter. In October 2014, LKE's indemnitee filed a motion for discretionary review with the Kentucky Supreme Court seeking to overturn the arbitration decision, and such motion was denied by the court in September 2015. In September 2015, the counterparty issued a demand letter to LKE's indemnitee. In February 2016, the counterparty filed a complaint in Henderson, Kentucky Circuit Court, seeking an award of damages in the matter. The proceeding is currently in the discovery phase. LKE does not believe appropriate contractual, legal or commercial grounds exist for the claim made. LKE believes its indemnifications in the WKE matter remain subject to various uncertainties, including additional legal and contractual developments, as well as future prices, availability and demand for the subject excess power. Although the parties have conducted certain settlement discussions and reached a settlement in principle to resolve all claims for an aggregate amount within LKE's recorded liability, the ultimate outcomes of the WKE termination-related indemnifications cannot be predicted at this time. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum. LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the various indemnification scenarios, but does not expect such outcomes to result in significant losses above the amounts recorded.

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $118 million at September 30, 2017, consisting of LG&E's share of $82 million and KU's share of $36 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2016 Form 10-K for additional information on the OVEC power purchase contract. In connection with recent credit market related developments at OVEC or certain of its sponsors, such parties, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs. The ultimate outcome of these matters, including any potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract cannot be predicted.

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

	Three Months		Nine Months
	2017	2016	2017	2016
PPL Electric from PPL Services	$43	$33	$138	$98
LKE from PPL Services	4	4	15	13
PPL Electric from PPL EU Services	15	17	48	50
LG&E from LKS	38	40	120	128
KU from LKS	43	46	134	151

In addition to the charges for services noted above, LKS makes payments on behalf of LG&E and KU for fuel purchases and other costs for products or services provided by third parties. LG&E and KU also provide services to each other and to LKS. Billings between LG&E and KU relate to labor and overhead costs associated with union and hourly employees performing work for the other company, charges related to jointly owned generating units and other miscellaneous charges. Tax settlements between LKE and LG&E and KU are reimbursed through LKS.

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $400 million revolving line of credit with a PPL Electric subsidiary. At September 30, 2017, $2 million was outstanding and reflected in "Notes receivable from affiliate" on the Balance Sheet. No balance was outstanding at December 31, 2016. The interest rates on borrowings are equal to one-month LIBOR plus a spread. The interest rate on the outstanding borrowing at September 30, 2017 was 2.98%.

(LKE)

LKE maintains a $225 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At September 30, 2017 and December 31, 2016, $159 million and $163 million were outstanding and reflected in "Notes payable with affiliate" on the Balance Sheets. The interest rates on the outstanding borrowing at September 30, 2017 and December 31, 2016 were 2.73% and 2.12%.

LKE maintains a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At September 30, 2017 and December 31, 2016, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues. At September 30, 2017, $10 million was outstanding and was reflected in "Notes payable with affiliate" on the Balance Sheet. No balances were outstanding at December 31, 2016. The interest rate on the outstanding borrowings at September 30, 2017 was 1.46%. Interest expense incurred on the money pool agreement with KU was not significant for the three and nine months ended September 30, 2017.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues. At September 30, 2017, KU had no payable balance outstanding, but had a $10 million receivable balance outstanding, which was reflected in "Notes receivable from affiliate" on the Balance Sheet. No balances were outstanding at December 31, 2016. The interest rate on the outstanding receivable at September, 30, 2017 was 1.46%. Interest income incurred on the money pool agreement with LG&E was not significant for the three and nine months ended September 30, 2017.

Other (PPL Electric, LG&E and KU)

See Note 8 for discussions regarding intercompany allocations associated with defined benefits.

11. Other Income (Expense) - net

(PPL)

"Other Income (Expense) - net" for the three and nine months ended September 30, 2017 and 2016 consisted primarily of gains (losses) on foreign currency contracts to economically hedge PPL's translation risk related to its GBP denominated earnings in the U.K. See Note 13 for additional information on these derivatives.

12. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and nine months ended September 30, 2017 and 2016, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2016 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$676	$676	$—	$—	$341	$341	$—	$—
Restricted cash and cash equivalents (a)	24	24	—	—	26	26	—	—
Price risk management assets (b):
Foreign currency contracts	164	—	164	—	211	—	211	—
Cross-currency swaps	160	—	160	—	188	—	188	—
Total price risk management assets	324	—	324	—	399	—	399	—
Total assets	$1,024	$700	$324	$—	$766	$367	$399	$—

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$31	$—	$31	$—	$31	$—	$31	$—
Foreign currency contracts	167	—	167	—	27	—	27	—
Total price risk management liabilities	$198	$—	$198	$—	$58	$—	$58	$—

PPL Electric
Assets
Cash and cash equivalents	$243	$243	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$245	$245	$—	$—	$15	$15	$—	$—

LKE
Assets
Cash and cash equivalents	$40	$40	$—	$—	$13	$13	$—	$—
Cash collateral posted to counterparties (c)	1	1	—	—	3	3	—	—
Total assets	$41	$41	$—	$—	$16	$16	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$29	$—	$29	$—	$31	$—	$31	$—
Total price risk management liabilities	$29	$—	$29	$—	$31	$—	$31	$—

LG&E
Assets
Cash and cash equivalents	$9	$9	$—	$—	$5	$5	$—	$—
Cash collateral posted to counterparties (c)	1	1	—	—	3	3	—	—
Total assets	$10	$10	$—	$—	$8	$8	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$29	$—	$29	$—	$31	$—	$31	$—
Total price risk management liabilities	$29	$—	$29	$—	$31	$—	$31	$—

	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$31	$31	$—	$—	$7	$7	$—	$—
Total assets	$31	$31	$—	$—	$7	$7	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	September 30, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$19,558	$23,357	$18,326	$21,355
PPL Electric	3,298	3,724	2,831	3,148
LKE	5,068	5,592	5,065	5,439
LG&E	1,619	1,768	1,617	1,710
KU	2,328	2,602	2,327	2,514

(a)	Amounts are net of debt issuance costs.

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

Market Risk

Market risk includes the potential loss that may be incurred as a result of price changes associated with a particular financial or commodity instrument as well as market liquidity and volumetric risks. Forward contracts, futures contracts, options, swaps and structured transactions are utilized as part of risk management strategies to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, interest rates and foreign currency exchange rates. Many of these contracts meet the definition of a derivative. All derivatives are recognized on the Balance Sheets at their fair value, unless NPNS is elected.

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

•
PPL and its subsidiaries are exposed to interest rate risk associated with debt securities and derivatives held by defined benefit plans. This risk is significantly mitigated to the extent that the plans are sponsored at, or sponsored on behalf of, the regulated domestic utilities and for certain plans at WPD due to the recovery methods in place.

Foreign Currency Risk (PPL)

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

Equity Securities Price Risk

•
PPL and its subsidiaries are exposed to equity securities price risk associated with the fair value of the defined benefit plans' assets. This risk is significantly mitigated at the regulated domestic utilities and for certain plans at WPD due to the recovery methods in place.

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

In the event a supplier of PPL Electric, LG&E or KU defaults on its obligation, those Registrants would be required to seek replacement power or replacement fuel in the market. In general, subject to regulatory review or other processes, appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities.

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

Master Netting Arrangements (PPL, LKE and LG&E)

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL had a $17 million obligation to return cash collateral under master netting arrangements at September 30, 2017 and a $19 million obligation to return cash collateral under master netting arrangements at December 31, 2016.

LKE and LG&E had no obligation to return cash collateral under master netting arrangements at September 30, 2017 and December 31, 2016.

PPL, LKE and LG&E posted $1 million and $3 million of cash collateral under master netting arrangements at September 30, 2017 and December 31, 2016.

See "Offsetting Derivative Instruments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

Interest Rate Risk

(All Registrants)

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk. A variety of financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolio, adjust the duration of the debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate. Risk limits under PPL's risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in benchmark interest rates. In addition, the interest rate risk of certain subsidiaries is potentially mitigated as a result of the existing regulatory framework or the timing of rate cases.

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At September 30, 2017, PPL held an aggregate notional value in interest rate swap contracts of £188 million (approximately $242 million based on spot rates) that mature in 2027 to hedge the interest payments of anticipated WPD debt issuances. These swaps require a mandatory early redemption on or before November 30, 2017.

For the three and nine months ended September 30, 2017, PPL had no hedge ineffectiveness associated with interest rate derivatives. For the three months ended September 30, 2016, PPL had no hedge ineffectiveness associated with interest rate derivatives and for the nine months ended September 30, 2016, PPL had an insignificant amount of hedge ineffectiveness associated with interest rate derivatives.

At September 30, 2017, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $802 million that range in maturity from 2017 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three and nine months ended September 30, 2017 and 2016, PPL had no hedge ineffectiveness associated with cross-currency interest rate swap derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2017, PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges. For the three and nine months ended September 30, 2016, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2017, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2017, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. The contracts outstanding at September 30, 2017 had a notional amount of £92 million (approximately $125 million based on contracted rates). These contracts mature in December 2017.

At September 30, 2017 and December 31, 2016, PPL had $22 million and $21 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At September 30, 2017, the total exposure hedged by PPL was approximately £2.7 billion (approximately $3.7 billion based on contracted rates). These contracts had termination dates ranging from October 2017 through April 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2017 and December 31, 2016.

See Note 1 in each Registrant's 2016 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2017				December 31, 2016
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$2	$—	$5	$—	$—	$—	$4
Cross-currency swaps (b)	28	—	—	—	32	—	—	—
Foreign currency contracts	1	—	28	86	—	—	31	21
Total current	29	2	28	91	32	—	31	25
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	24	—	—	—	27
Cross-currency swaps (b)	132	—	—	—	156	—	—	—
Foreign currency contracts	—	—	135	81	—	—	180	6
Total noncurrent	132	—	135	105	156	—	180	33
Total derivatives	$161	$2	$163	$196	$188	$—	$211	$58

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2017.

				Three Months		Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Nine Months
Cash Flow Hedges:
Interest rate swaps	$—	$(2)	Interest expense	$(2)	$—	$(6)	$(1)
Cross-currency swaps	1	(34)	Interest expense	1	—	1	—
			Other income (expense) - net	2	—	(24)	—
Total	$1	$(36)		$1	$—	$(29)	$(1)
Net Investment Hedges:
Foreign currency contracts	$1	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$(81)	$(237)
Interest rate swaps	Interest expense	(1)	(4)
	Total	$(82)	$(241)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$2

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2016.

				Three Months		Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Nine Months
Cash Flow Hedges:
Interest rate swaps	$—	$(21)	Interest expense	$(2)	$—	$(5)	$—
Cross-currency swaps	78	87	Interest expense	2	—	2	—
			Other income (expense) - net	86	—	80	—
Total	$78	$66		$86	$—	$77	$—
Net Investment Hedges:
Foreign currency contracts	$—	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$49	$280
Interest rate swaps	Interest expense	(2)	(6)
	Total	$47	$274
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$(7)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$5	$—	$4
Total current	—	5	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	24	—	27
Total noncurrent	—	24	—	27
Total derivatives	$—	$29	$—	$31

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2017.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$(1)	$(4)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$2

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2017
Treasury Derivatives
PPL	$324	$138	$17	$169	$198	$138	$1	$59
LKE	—	—	—	—	29	—	1	28
LG&E	—	—	—	—	29	—	1	28

December 31, 2016
Treasury Derivatives
PPL	$399	$27	$19	$353	$58	$27	$3	$28
LKE	—	—	—	—	31	—	3	28
LG&E	—	—	—	—	31	—	3	28

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

(PPL, LKE and LG&E)

At September 30, 2017, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$43	$11	$11
Aggregate fair value of collateral posted on these derivative instruments	1	1	1
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	42	10	10

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

14. Goodwill and Other Intangible Assets

(PPL)

The change in the carrying amount of goodwill for the nine months ended September 30, 2017 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

The change in the carrying amount of other intangible assets for the nine months ended September 30, 2017 was primarily due to a change in WPD’s approach in acquiring rights-of-way relating to WPD equipment impacting landowners' property. A shorter term agreement at a lower cost is now being offered which has also reduced the estimated liability for claims not yet settled.

15. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2016	$488	$433	$145	$288
Accretion	16	15	5	10
Effect of foreign exchange rates	2	—	—	—
Changes in estimated timing or cost	(70)	(63)	(12)	(51)
Obligations settled	(30)	(30)	(20)	(10)
Balance at September 30, 2017	$406	$355	$118	$237

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

LKE recorded decreases of $66 million ($56 million at KU and $10 million at LG&E) to the existing AROs during the nine months ended September 30, 2017 related to the closure of CCR impoundments. These revisions are the result of changes in closure plans related to expected costs and timing of closures. Further changes to AROs, capital plans or operating costs may be required as estimates of future cash flows are refined based on closure developments and regulatory or legal proceedings.

16. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2017	$(1,420)	$(13)	$—	$(7)	$(2,083)	$(3,523)
Amounts arising during the period	(12)	1	—	—	(3)	(14)
Reclassifications from AOCI	—	—	—	—	34	34
Net OCI during the period	(12)	1	—	—	31	20
September 30, 2017	$(1,432)	$(12)	$—	$(7)	$(2,052)	$(3,503)

December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)
Amounts arising during the period	195	(29)	—	—	(14)	152
Reclassifications from AOCI	—	24	1	1	97	123
Net OCI during the period	195	(5)	1	1	83	275
September 30, 2017	$(1,432)	$(12)	$—	$(7)	$(2,052)	$(3,503)

June 30, 2016	$(716)	$(5)	$(1)	$(5)	$(2,130)	$(2,857)
Amounts arising during the period	(641)	62	—	—	(6)	(585)
Reclassifications from AOCI	—	(69)	—	—	31	(38)
Net OCI during the period	(641)	(7)	—	—	25	(623)
September 30, 2016	$(1,357)	$(12)	$(1)	$(5)	$(2,105)	$(3,480)

December 31, 2015	$(520)	$(7)	$—	$(6)	$(2,195)	$(2,728)
Amounts arising during the period	(837)	57	—	—	(4)	(784)
Reclassifications from AOCI	—	(62)	(1)	1	94	32
Net OCI during the period	(837)	(5)	(1)	1	90	(752)
September 30, 2016	$(1,357)	$(12)	$(1)	$(5)	$(2,105)	$(3,480)

LKE
June 30, 2017			$—	$(7)	$(70)	$(77)
Amounts arising during the period			—	—	(1)	(1)
Reclassifications from AOCI			—	—	1	1
Net OCI during the period			—	—	—	—
September 30, 2017			$—	$(7)	$(70)	$(77)

December 31, 2016			$(1)	$(8)	$(61)	$(70)
Amounts arising during the period			—	—	(12)	(12)
Reclassifications from AOCI			1	1	3	5
Net OCI during the period			1	1	(9)	(7)
September 30, 2017			$—	$(7)	$(70)	$(77)

June 30, 2016			$(1)	$(9)	$(33)	$(43)
Reclassifications from AOCI			—	—	1	1
Net OCI during the period			—	—	1	1
September 30, 2016			$(1)	$(9)	$(32)	$(42)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
December 31, 2015			$—	$(10)	$(36)	$(46)
Amounts arising during the period			—	—	1	1
Reclassifications from AOCI			(1)	1	3	3
Net OCI during the period			(1)	1	4	4
September 30, 2016			$(1)	$(9)	$(32)	$(42)

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

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2017	2016	2017	2016	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	$(7)	$(5)	Interest Expense
Cross-currency swaps	2	86	(24)	80	Other Income (Expense) - net
	1	2	1	2	Interest Expense
Total Pre-tax	1	86	(30)	77
Income Taxes	(1)	(17)	6	(15)
Total After-tax	—	69	(24)	62

Equity investees' AOCI	—	—	(1)	1	Other Income (Expense) - net
Total Pre-tax	—	—	(1)	1
Income Taxes	—	—	—	—
Total After-tax	—	—	(1)	1

Defined benefit plans
Prior service costs	(1)	(1)	(2)	(2)
Net actuarial loss	(44)	(41)	(125)	(121)
Total Pre-tax	(45)	(42)	(127)	(123)
Income Taxes	11	11	29	28
Total After-tax	(34)	(31)	(98)	(95)

Total reclassifications during the period	$(34)	$38	$(123)	$(32)

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

The Registrants have completed an assessment of substantially all of their revenue under this new guidance and, for those assessments that have been completed, have determined it will not have a material impact on their current revenue recognition policies. The Registrants' operating revenues are derived primarily from tariff-based sales that result from providing electricity and natural gas to customers with no defined contractual term. Tariff-based sales are within the scope of the new guidance, and operating revenues under the new guidance will be equivalent to the electricity and natural gas delivered and billed in that period (including estimated billings), which is consistent with current practice. Management is still assessing the impact of the new standard on certain revenues in the U.K. Regulated segment and does not expect there to be a material impact to current practice, however, the assessment is still ongoing.

The disclosure requirements included in the standard will result in increased information being provided to enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue arising from contracts with customers. These disclosures will include disaggregation of revenues by geographic location, customer class or type of service, as applicable for each Registrant. Some revenue arrangements, including alternative revenue programs and lease income, are excluded from the scope of the new guidance and will be accounted for and disclosed separately from revenues from contracts with customers. The Registrants will also be required to disclose the opening and closing balances of accounts receivable and any contract assets or contract liabilities resulting from contracts with customers.

For public business entities, this guidance can be applied using either a full retrospective or modified retrospective transition method, beginning in annual reporting periods after December 15, 2017 and interim periods within those years. The Registrants will adopt this guidance effective January 1, 2018 and will determine the transition method they will apply once they have completed their assessments and the implications of using either the full retrospective or modified retrospective transition methods are known.

Accounting for Leases

In February 2016, the FASB issued accounting guidance for leases. This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, the FASB retained a dual model for lessees, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright line tests.

Lessor accounting under the new guidance is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Similar to current practice, lessors will classify leases as operating, direct financing, or sales-type.

The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.

The Registrants are currently assessing the impact of adopting this guidance. The Registrants will adopt this guidance effective January 1, 2019.

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

For PPL’s, LKE’s and LG&E’s U.S. defined benefit pension and PPL's and LKE's other postretirement benefit plans, the adoption of this new guidance is not expected to have a material impact on either the presentation on the income statements or the amounts capitalized and related impact to expense, as the difference between the service cost and the non-service cost components of net periodic benefit costs has not historically been and is not expected to be material in 2018.

For PPL’s U.K. defined benefit pension plans, the non-service cost components of net periodic benefit cost has been in a net-credit position for the current reporting periods and is expected to continue to be in a net-credit position for 2018. Therefore, the estimated impact of adopting this new guidance related to the non-service cost component credits to be reclassified from “Other operation and maintenance” to “Other Income (Expense)-net” on the Statements of Income is approximately $130 million and $90 million for the nine months ended 2017 and 2016.

The Registrants are continuing to assess the expected 2018 impacts of adopting the guidance as the amounts will be affected by market conditions and assumptions selected at December 31, 2017.

Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued accounting guidance that reduces complexity when applying hedge accounting as well as improves transparency about an entity's risk management activities. This guidance eliminates recognizing hedge ineffectiveness for cash flow and net investment hedges and provides for the ability to perform subsequent effectiveness assessments qualitatively. The guidance also makes certain changes to allowable methodologies such as allowing entities to apply the short-cut method to partial-term fair value hedges of interest rate risk as well as expands the ability to apply the critical terms match method to cash flow hedges of groups of forecasted transactions. The guidance also updates certain recognition and presentation requirements as well as disclosure requirements.

For public business entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. This standard must be adopted using a modified retrospective approach and provides for certain transition elections that must be made prior to the first effectiveness testing date after adoption.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2017 with the same periods in 2016. For PPL, "Results of Operations" also includes "Segment Earnings" and "Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2017 Outlook" discussion identifies key factors expected to impact 2017 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and margins is also provided.

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

(KU)

KU, headquartered in Lexington, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee. KU is subject to regulation as a public utility by the KPSC, the VSCC and the Tennessee Public Utility Commission, and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act. KU serves its Virginia customers under the Old Dominion Power name and its Kentucky and Tennessee customers under the KU name.

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

PPL has executed hedges to mitigate the foreign exchange risk to the Company's U.K. earnings. As of October 18, 2017, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2017 at an average rate of $1.22 per GBP, 99% hedged for 2018 at an average rate of $1.32 per GBP, 100% hedged for 2019 at an average rate of $1.39 per GBP and 15% hedged for 2020 at an average rate of $1.47 per GBP.

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

The letter sets out the context for the development of the next price controls, RIIO-2, and seeks views from stakeholders on the RIIO-2 framework. Responses to the open letter were published in September 2017 and will be used to guide the full RIIO-2 framework consultation which is expected to be published in the first quarter of 2018. The promulgation of sector specific price controls will begin with the gas and electricity transmission networks, with electricity distribution price control work scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document.

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

Rate Case Proceedings

(LKE and KU)

On September 29, 2017, KU filed a request seeking approval from the VSCC to increase annual Virginia base electricity revenue by $7 million, representing an increase of 10.4%. KU's request is based on an authorized 10.42% return on equity. Subject to regulatory review and approval, new rates would become effective July 1, 2018.

(PPL, LKE and KU)

In October 2016, KU filed a request with the FERC to modify its formula rates to provide for the recovery of CCR impoundment closure costs from its departing municipal customers. In December 2016, the FERC accepted the revised rate schedules providing recovery of the costs effective December 31, 2016, subject to refund, and established limited hearing and settlement judge procedures relating to determining the applicable amortization period. In March 2017, the parties reached a settlement in principle regarding a suitable amortization period. In June 2017, a FERC judge issued an order implementing the settlement's rates on an interim basis, effective July 1, 2017. In August 2017, the FERC issued a final order approving the settlement.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2017 with the same periods in 2016. The "Segment Earnings" and "Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2017 Outlook" discussion identifies key factors expected to impact 2017 earnings.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Margins" is presented separately for PPL Electric, LKE, LG&E and KU.
The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income comparing the three and nine months ended September 30, 2017 with the same periods in 2016. The "Earnings" discussion provides a summary of earnings. The "Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues	$1,845	$1,889	$(44)	$5,521	$5,685	$(164)
Operating Expenses
Operation
Fuel	202	227	(25)	576	607	(31)
Energy purchases	143	151	(8)	494	531	(37)
Other operation and maintenance	397	417	(20)	1,217	1,292	(75)
Depreciation	257	232	25	745	692	53
Taxes, other than income	69	76	(7)	214	229	(15)
Total Operating Expenses	1,068	1,103	(35)	3,246	3,351	(105)
Other Income (Expense) - net	(76)	49	(125)	(235)	284	(519)
Interest Expense	230	223	7	669	671	(2)
Income Taxes	116	139	(23)	321	510	(189)
Net Income	$355	$473	$(118)	$1,050	$1,437	$(387)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric Distribution price (a)	$16	$46
PPL Electric Distribution volume	(20)	(30)
PPL Electric PLR Revenue (b)	(1)	(32)
PPL Electric Transmission Formula Rate	20	25
LKE Base rates	31	31
LKE Volumes	(41)	(86)
LKE Fuel and other energy prices	(8)	10
Other	(3)	(2)
Total Domestic	(6)	(38)
U.K.:
Price	(3)	74
Volume	(12)	(24)
Foreign currency exchange rates	(21)	(183)
Other	(2)	7
Total U.K.	(38)	(126)
Total	$(44)	$(164)

(a)	Distribution rider prices resulted in increases of $16 million and $40 million for the three and nine months ended September 30, 2017.

(b)	Decrease for the nine months ended September 30, 2017 compared with 2016, primarily due to lower energy prices at PPL Electric.

Fuel

Fuel decreased $25 million for the three months ended September 30, 2017 compared with 2016, primarily due to a $16 million decrease in volumes driven by milder weather in the third quarter of 2017 and a $9 million decrease in market prices for coal.

Fuel decreased $31 million for the nine months ended September 30, 2017 compared with 2016, primarily due to a $28 million decrease in volumes driven by milder weather in 2017 and a $4 million decrease in market prices for coal.

Energy Purchases

Energy purchases decreased $8 million for the three months ended September 30, 2017 compared with 2016, primarily due to a $12 million decrease in PLR volumes, partially offset by a $6 million increase in PLR prices at PPL Electric.

Energy purchases decreased $37 million for the nine months ended September 30, 2017 compared with 2016, primarily due to a $24 million decrease in PLR prices and an $11 million decrease in PLR volumes at PPL Electric.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric Act 129	$3	$11
PPL Electric payroll-related costs	(5)	(6)
PPL Electric vegetation management	(4)	(7)
PPL Electric bad debts	(4)	(10)
Other	(1)	1
U.K.:
Pension (a)	(17)	(52)
Foreign currency exchange rates	(2)	(18)
Network maintenance	4	(4)
Third-party engineering	(1)	5
Other	7	5
Total	$(20)	$(75)

(a)	The decreases were primarily due to increases in expected returns on higher asset balances and lower interest costs due to a lower discount rate.

Depreciation

Depreciation increased $25 million and $53 million for the three and nine months ended September 30, 2017 compared with 2016, primarily due to additional assets placed into service, net of retirements, and higher depreciation rates effective July 1, 2017 at LG&E and KU, partially offset by the impact of foreign currency exchange rates at WPD.

Other Income (Expense) - net

Other income (expense) - net decreased $125 million and $519 million for the three and nine months ended September 30, 2017 compared with 2016, primarily due to changes in realized and unrealized gains (losses) on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Long-term debt interest expense	$9	$22
Short-term debt interest expense	2	6
Foreign currency exchange rates	(4)	(31)
Other	—	1
Total	$7	$(2)

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Change in pre-tax income at current period tax rates	$(56)	$(198)
Valuation allowances adjustments	—	(4)
U.S. income tax on foreign earnings - net of foreign tax credit (a)	(7)	(21)
Impact of U.K. Finance Acts (b)	39	30
Stock-based compensation	1	5
Other	—	(1)
Total	$(23)	$(189)

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

Segment Earnings

PPL's net income by reportable segments for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
U.K. Regulated	$126	$281	$(155)	$560	$915	$(355)
Kentucky Regulated	125	126	(1)	299	314	(15)
Pennsylvania Regulated	95	91	4	251	263	(12)
Corporate and Other (a)	9	(25)	34	(60)	(55)	(5)
Net Income	$355	$473	$(118)	$1,050	$1,437	$(387)

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The changes in 2017 compared with 2016 are primarily due to the timing impact of recording annual estimated taxes. This impact is expected to continue to reverse through the remainder of the year.

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
U.K. Regulated	$163	$235	$(72)	$682	$741	$(59)
Kentucky Regulated	125	126	(1)	300	314	(14)
Pennsylvania Regulated	95	91	4	251	263	(12)
Corporate and Other	5	(25)	30	(64)	(53)	(11)
Earnings from Ongoing Operations	$388	$427	$(39)	$1,169	$1,265	$(96)

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 53% of PPL's Net Income for the nine months ended September 30, 2017 and 39% of PPL's assets at September 30, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating revenues	$477	$515	$(38)	$1,547	$1,673	$(126)
Other operation and maintenance	69	78	(9)	195	260	(65)
Depreciation	58	58	—	170	178	(8)
Taxes, other than income	33	34	(1)	94	104	(10)
Total operating expenses	160	170	(10)	459	542	(83)
Other Income (Expense) - net	(80)	50	(130)	(236)	283	(519)
Interest Expense	103	100	3	294	310	(16)
Income Taxes	8	14	(6)	(2)	189	(191)
Net Income	126	281	(155)	560	915	(355)
Less: Special Items	(37)	46	(83)	(122)	174	(296)
Earnings from Ongoing Operations	$163	$235	$(72)	$682	$741	$(59)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2017	2016	2017	2016
Foreign currency economic hedges, net of tax of $20, $103, $66, $34 (a)	Other Income (Expense) - net	$(37)	$(193)	$(122)	$(65)
Settlement of foreign currency contracts, net of tax of $0, ($108), $0, ($108) (b)	Other Income (Expense) - net	—	202	—	202
Change in U.K. tax rate (c)	Income Taxes	—	37	—	37
Total Special Items		$(37)	$46	$(122)	$174

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
The settlement did not have a material impact on net income as the contracts were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statements of Income.

(c)
The U.K. Finance Act 2016, enacted in September 2016, reduced the U.K.'s statutory income tax rate effective April 1, 2020 from 18% to 17%. As a result, PPL reduced its net deferred tax liability and recognized an income tax benefit of $42 million in the third quarter of 2016. Of this amount, $37 million relates to deferred taxes recorded in prior years and was treated as a special item.

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

	Three Months	Nine Months
U.K.
Gross margins	$(17)	$52
Other operation and maintenance	7	50
Depreciation	(3)	(12)
Interest expense	(7)	(15)
Other	(2)	(4)
Income taxes	(2)	2
U.S.
Interest expense and other	1	3
Income taxes	(3)	28
Foreign currency exchange, after-tax	(46)	(163)
Earnings from Ongoing Operations	(72)	(59)
Special items, after-tax	(83)	(296)
Net Income	$(155)	$(355)

U.K.

•	See "Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•
Lower other operation and maintenance expense for the three month period primarily due to $17 million from lower pension expense due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate, partially offset by $4 million from higher network maintenance expense.

•
Lower other operation and maintenance expense for the nine month period primarily due to $52 million from lower pension expense due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate.

•	Higher interest expense for the three and nine month periods primarily due to higher interest expense on indexed linked bonds.

•	Higher income taxes for the three month period primarily due to $9 million related to tax rate changes to deferred taxes, partially offset by a decrease of $4 million from lower pre-tax income.

•
Lower income taxes for the nine month period primarily due to decreases of $10 million related to accelerated tax deductions and $6 million from 2016 expense related to the finalization of U.K. tax returns, partially offset by increases of $14 million from higher pre-tax income.

U.S.

•	Lower income taxes for the nine month period primarily due to the tax benefit on accelerated pension contributions made in the first quarter of 2017.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 28% of PPL's Net Income for the nine months ended September 30, 2017 and 35% of PPL's assets at September 30, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating revenues	$818	$835	$(17)	$2,350	$2,382	$(32)
Fuel	202	227	(25)	576	607	(31)
Energy purchases	22	24	(2)	120	118	2
Other operation and maintenance	199	197	2	598	603	(5)
Depreciation	114	102	12	324	301	23
Taxes, other than income	17	16	1	49	46	3
Total operating expenses	554	566	(12)	1,667	1,675	(8)
Other Income (Expense) - net	1	(3)	4	(5)	(9)	4
Interest Expense	65	65	—	196	194	2
Income Taxes	75	75	—	183	190	(7)
Net Income	125	126	(1)	299	314	(15)
Less: Special Items	—	—	—	(1)	—	(1)
Earnings from Ongoing Operations	$125	$126	$(1)	$300	$314	$(14)

The following after-tax gain (loss), which management considers a special item, impacted the Kentucky Regulated segment's results and is excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2017	2016	2017	2016
Adjustment to investment, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense) - net	$—	$—	$(1)	$—
Total Special Items		$—	$—	$(1)	$—

(a)	KU recorded a write-off of an equity method investment.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Gross Margins and the item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Kentucky Gross Margins	$10	$(13)
Other operation and maintenance	(5)	6
Depreciation	(10)	(15)
Taxes, other than income	—	(2)
Other Income (Expense) - net	4	5
Interest Expense	—	(2)
Income Taxes	—	7
Earnings from Ongoing Operations	(1)	(14)
Special items, after-tax	—	(1)
Net Income	$(1)	$(15)

•	See "Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

•	Higher depreciation expense for the three and nine month periods primarily due to higher depreciation rates effective July 1, 2017, and additions to PP&E, net of retirements.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 24% of PPL's Net Income for the nine months ended September 30, 2017 and 25% of PPL's assets at September 30, 2017.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating revenues	$547	$539	$8	$1,620	$1,619	$1
Energy purchases	121	129	(8)	374	414	(40)
Other operation and maintenance	132	143	(11)	435	431	4
Depreciation	77	64	13	228	185	43
Taxes, other than income	27	26	1	79	79	—
Total operating expenses	357	362	(5)	1,116	1,109	7
Other Income (Expense) - net	5	4	1	11	12	(1)
Interest Expense	36	32	4	105	97	8
Income Taxes	64	58	6	159	162	(3)
Net Income	95	91	4	251	263	(12)
Less: Special Items (a)	—	—	—	—	—	—
Earnings from Ongoing Operations	$95	$91	$4	$251	$263	$(12)

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Gross Margins	$6	$14
Other operation and maintenance	16	8
Depreciation	(8)	(29)
Taxes, other than income	(1)	1
Other Income (Expense) - net	1	(1)
Interest Expense	(4)	(8)
Income Taxes	(6)	3
Net Income	$4	$(12)

•	See "Margins - Changes in Margins" for an explanation of Pennsylvania Gross Margins.

•
Lower other operation and maintenance expense for the three month period primarily due to $5 million of lower payroll related expenses, $4 million of lower bad debt expense and $4 million of lower vegetation management expenses.

•
Lower other operation and maintenance expense for the nine month period primarily due to $10 million of lower bad debt expenses, $7 million of lower vegetation management expenses and $7 million of lower payroll related expenses, partially offset by $17 million of higher corporate service costs allocated to PPL Electric.

•
Higher depreciation expense for the three and nine month periods primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements.

•	Higher interest expense for the nine month period primarily due to the issuance of $475 million of 3.950% First Mortgage Bonds in May 2017.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30.

	2017 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$126	$125	$95	$9	$355
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $20	(37)	—	—	—	(37)
Spinoff of the Supply segment, net of tax of ($2) (a)	—	—	—	4	4
Total Special Items	(37)	—	—	4	(33)
Earnings from Ongoing Operations	$163	$125	$95	$5	$388

	2016 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$281	$126	$91	$(25)	$473
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $103	(193)	—	—	—	(193)
Other:
Settlement of foreign currency contracts, net of tax of ($108)	202	—	—	—	202
Change in U.K. tax rate	37	—	—	—	37
Total Special Items	46	—	—	—	46
Earnings from Ongoing Operations	$235	$126	$91	$(25)	$427

	2017 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$560	$299	$251	$(60)	$1,050
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $66	(122)	—	—	—	(122)
Spinoff of the Supply segment, net of tax of ($2) (a)	—	—	—	4	4
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Total Special Items	(122)	(1)	—	4	(119)
Earnings from Ongoing Operations	$682	$300	$251	$(64)	$1,169

	2016 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$915	$314	$263	$(55)	$1,437
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $34	(65)	—	—	—	(65)
Spinoff of the Supply segment, net of tax of $2	—	—	—	(2)	(2)
Other:
Settlement of foreign currency contracts, net of tax of ($108)	202	—	—	—	202
Change in U.K. tax rate	37	—	—	—	37
Total Special Items	174	—	—	(2)	172
Earnings from Ongoing Operations	$741	$314	$263	$(53)	$1,265

(a)	Represents a tax settlement associated with the former Supply segment. Included in "Taxes, other than income" on the Statements of Income.

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

•
"Pennsylvania Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129 and Universal Service program costs), "Depreciation" (which is primarily related to the Act 129 Smart Meter program) and "Taxes, other than income," (which is primarily gross receipts tax) on the Statements of Income. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
U.K. Regulated
U.K. Gross Margins	$441	$476	$(35)	$1,446	$1,566	$(120)
Impact of changes in foreign currency exchange rates			(18)			(172)
U.K. Gross Margins excluding impact of foreign currency exchange rates			$(17)			$52

Kentucky Regulated
Kentucky Gross Margins
LG&E	$245	$237	$8	$678	$676	$2
KU	302	300	2	842	857	(15)
Total Kentucky Gross Margins	$547	$537	$10	$1,520	$1,533	$(13)

Pennsylvania Regulated
Pennsylvania Gross Margins
Distribution	$233	$246	$(13)	$710	$721	$(11)
Transmission	134	115	19	357	332	25
Total Pennsylvania Gross Margins	$367	$361	$6	$1,067	$1,053	$14

U.K. Gross Margins

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased for the three months ended September 30, 2017 compared with 2016, primarily due to $12 million of lower volumes and $3 million from the April 1, 2017 price decrease, which includes lower true-up mechanisms partially offset by higher base demand revenue.

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the nine months ended September 30, 2017 compared with 2016, primarily due to $83 million from the April 1, 2016 price increase partially offset by $24 million of lower volumes and $9 million from the April 1, 2017 price decrease, which includes lower true-up mechanisms partially offset by higher base demand revenue.

Kentucky Gross Margins

Kentucky Gross Margins increased for the three months ended September 30, 2017 compared with 2016, primarily due to higher base rates of $31 million ($18 million at LG&E and $13 million at KU) as new base rates were approved by the KPSC effective July 1, 2017, partially offset by $20 million of lower sales volumes due to milder weather in 2017 ($8 million at LG&E and $12 million at KU).

Kentucky Gross Margins decreased for the nine months ended September 30, 2017 compared with 2016, primarily due to $51 million of lower sales volumes due to milder weather in 2017 ($17 million at LG&E and $34 million at KU), partially offset by higher base rates of $31 million ($18 million at LG&E and $13 million at KU) as new base rates were approved by the KPSC effective July 1, 2017.

Pennsylvania Gross Margins

Distribution

Distribution margins decreased for the three and nine month periods ended September 30, 2017 compared with 2016, primarily due to $11 million and $16 million of lower electricity sales volumes due to milder weather in 2017.

Transmission

Transmission margins increased for the three months ended September 30, 2017 compared with 2016, primarily due to an increase of $20 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability.

Transmission margins increased for the nine months ended September 30, 2017 compared with 2016, primarily due to an increase of $42 million primarily from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by a $17 million decrease as a result of a lower PPL zonal peak load billing factor which affected transmission revenue in the first five months of 2017.

Reconciliation of Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended September 30.

	2017 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$467	(c)	$818	$547	$13	$1,845
Operating Expenses
Fuel	—		202	—	—	202
Energy purchases	—		22	121	—	143
Other operation and maintenance	26		30	29	312	397
Depreciation	—		16	5	236	257
Taxes, other than income	—		1	25	43	69
Total Operating Expenses	26		271	180	591	1,068
Total	$441		$547	$367	$(578)	$777

	2016 Three Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$504	(c)	$835	$539	$11	$1,889
Operating Expenses
Fuel	—		227	—	—	227
Energy purchases	—		24	129	(2)	151
Other operation and maintenance	28		33	24	332	417
Depreciation	—		14	—	218	232
Taxes, other than income	—		—	25	51	76
Total Operating Expenses	28		298	178	599	1,103
Total	$476		$537	$361	$(588)	$786

	2017 Nine Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,517	(c)	$2,350	$1,620	$34	$5,521
Operating Expenses
Fuel	—		576	—	—	576
Energy purchases	—		120	374	—	494
Other operation and maintenance	71		82	89	975	1,217
Depreciation	—		48	14	683	745
Taxes, other than income	—		4	76	134	214
Total Operating Expenses	71		830	553	1,792	3,246
Total	$1,446		$1,520	$1,067	$(1,758)	$2,275

	2016 Nine Months
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,641	(c)	$2,382	$1,619	$43	$5,685
Operating Expenses
Fuel	—		607	—	—	607
Energy purchases	—		118	414	(1)	531
Other operation and maintenance	75		81	77	1,059	1,292
Depreciation	—		40	—	652	692
Taxes, other than income	—		3	75	151	229
Total Operating Expenses	75		849	566	1,861	3,351
Total	$1,566		$1,533	$1,053	$(1,818)	$2,334

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)
Excludes ancillary revenues of $11 million and $30 million for the three and nine months ended September 30, 2017 and $11 million and $32 million for the three and nine months ended September 30, 2016.

2017 Outlook

(PPL)

The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Lower net income is projected in 2017 compared with 2016, primarily driven by a lower assumed GBP exchange rate in 2017, lower true-up mechanisms, lower incentive revenues, higher interest expense and higher depreciation expense, partially offset by lower operation and maintenance expense, including pension expense, and higher base revenue from the April 1, 2017 price reset.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Lower net income is projected in 2017 compared with 2016, primarily driven by lower electricity sales volumes due to unfavorable weather in 2017 and higher depreciation expense, partially offset by electricity and gas base rate increases.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Relatively flat net income is projected in 2017 compared with 2016, primarily driven by higher transmission earnings and lower operation and maintenance expense, offset by higher depreciation expense and higher interest expense.

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

PPL Electric: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues	$547	$539	$8	$1,620	$1,619	$1
Operating Expenses
Operation
Energy purchases	121	129	(8)	374	414	(40)
Other operation and maintenance	133	144	(11)	435	431	4
Depreciation	77	64	13	228	185	43
Taxes, other than income	27	26	1	79	79	—
Total Operating Expenses	358	363	(5)	1,116	1,109	7
Other Income (Expense) - net	4	4	—	8	12	(4)
Interest Income from Affiliate	2	—	2	3	—	3
Interest Expense	36	32	4	105	97	8
Income Taxes	64	58	6	159	162	(3)
Net Income	$95	$90	$5	$251	$263	$(12)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Distribution Price (a)	$16	$46
Distribution volume	(20)	(30)
PLR (b)	(1)	(32)
Transmission Formula Rate	20	25
Other	(7)	(8)
Total	$8	$1

(a)	Distribution rider prices resulted in increases of $16 million and $40 million for the three and nine months ended September 30, 2017.

(b)	The decrease for the nine month period was primarily due to lower energy prices as described below.

Energy Purchases

Energy purchases decreased $8 million for the three months ended September 30, 2017 compared with 2016, primarily due to lower PLR volumes of $12 million partially offset by higher PLR prices of $6 million.

Energy purchases decreased $40 million for the nine months ended September 30, 2017 compared with 2016, primarily due to lower PLR prices of $24 million and lower PLR volumes of $11 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Corporate service costs	$—	$17
Vegetation management	(4)	(7)
Payroll-related costs	(5)	(6)
Act 129	3	11
Bad debts	(4)	(10)
Other	(1)	(1)
Total	$(11)	$4

Depreciation

Depreciation increased $13 million and $43 million for the three and nine months ended September 30, 2017 compared with 2016, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Interest Expense

Interest expense increased $4 million and $8 million for the three and nine months ended September 30, 2017 compared with 2016, primarily due to the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds due 2047.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Change in pre-tax income at current period tax rates	$3	$(7)
Stock-based compensation	—	2
Other	3	2
Total	$6	$(3)

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$95	$90	$251	$263
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items that management considers special for the periods presented.

Earnings increased for the three month period in 2017 compared with 2016 as higher transmission margins from additional capital investments and lower other operation and maintenance expense were offset by lower sales volumes due to unfavorable weather and higher depreciation expense.

Earnings decreased for the nine month period in 2017 compared with 2016, primarily due to higher depreciation expense, primarily due to transmission and distribution additions placed into service related to the ongoing efforts to improve reliability and replace aging infrastructure, net of retirements, higher interest expense, and lower distribution margins primarily due to lower sales volumes due to unfavorable weather in 2017. Higher transmission margins from additional capital investments were partially offset by a lower PPL zonal peak load billing factor.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Gross Margins	$6	$14
Other operation and maintenance	16	8
Depreciation	(8)	(29)
Taxes, other than income	(1)	1
Other Income (Expense) - net	2	(1)
Interest Expense	(4)	(8)
Income Taxes	(6)	3
Net Income	$5	$(12)

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

	2017 Three Months			2016 Three Months
	PA Gross Margins	Other (a)	Operating Income (b)	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$547	$—	$547	$539	$—	$539
Operating Expenses
Energy purchases	121	—	121	129	—	129
Other operation and maintenance	29	104	133	24	120	144
Depreciation	5	72	77	—	64	64
Taxes, other than income	25	2	27	25	1	26
Total Operating Expenses	180	178	358	178	185	363
Total	$367	$(178)	$189	$361	$(185)	$176

	2017 Nine Months			2016 Nine Months
	PA Gross Margins	Other (a)	Operating Income (b)	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,620	$—	$1,620	$1,619	$—	$1,619
Operating Expenses
Energy purchases	374	—	374	414	—	414
Other operation and maintenance	89	346	435	77	354	431
Depreciation	14	214	228	—	185	185
Taxes, other than income	76	3	79	75	4	79
Total Operating Expenses	553	563	1,116	566	543	1,109
Total	$1,067	$(563)	$504	$1,053	$(543)	$510

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues	$818	$835	$(17)	$2,350	$2,382	$(32)
Operating Expenses
Operation
Fuel	202	227	(25)	576	607	(31)
Energy purchases	22	24	(2)	120	118	2
Other operation and maintenance	199	197	2	598	603	(5)
Depreciation	114	102	12	324	301	23
Taxes, other than income	17	16	1	49	46	3
Total Operating Expenses	554	566	(12)	1,667	1,675	(8)
Other Income (Expense) - net	1	(3)	4	(5)	(9)	4
Interest Expense	49	50	(1)	148	147	1
Interest Expense with Affiliate	5	4	1	13	12	1
Income Taxes	79	79	—	195	202	(7)
Net Income	$132	$133	$(1)	$322	$337	$(15)

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Base rates	$31	$31
Volumes	(41)	(86)
Fuel and other energy prices	(8)	10
Other	1	13
Total	$(17)	$(32)

Fuel

Fuel decreased $25 million for the three months ended September 30, 2017 compared with 2016, primarily due to a $16 million decrease in volumes driven by milder weather in the third quarter of 2017 and a $9 million decrease in market prices for coal.

Fuel decreased $31 million for the nine months ended September 30, 2017 compared with 2016, primarily due to a $28 million decrease in volumes driven by milder weather in 2017 and a $4 million decrease in market prices for coal.

Depreciation

Depreciation increased $12 million for the three months ended September 30, 2017 compared with 2016 due to a $7 million increase related to higher depreciation rates effective July 1, 2017 and a $5 million increase related to additions to PP&E, net of retirements.

Depreciation increased $23 million for the nine months ended September 30, 2017 compared with 2016 due to a $16 million increase related to additions to PP&E, net of retirements, and a $7 million increase related to higher depreciation rates effective July 1, 2017.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$132	$133	$322	$337
Special items, gains (losses), after-tax	—	—	(1)	—

Earnings decreased for the three and nine month periods in 2017 compared with 2016, primarily due to lower sales volumes driven by milder weather and higher depreciation expense, partially offset by higher base rates effective July 1, 2017.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and an item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Margins	$10	$(13)
Other operation and maintenance	(5)	6
Depreciation	(10)	(15)
Taxes, other than income	—	(2)
Other Income (Expense) - net	4	5
Interest Expense	—	(2)
Income Taxes	—	7
Special items, gains (losses), after-tax (a)	—	(1)
Net Income	$(1)	$(15)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$818	$—	$818	$835	$—	$835
Operating Expenses
Fuel	202	—	202	227	—	227
Energy purchases	22	—	22	24	—	24
Other operation and maintenance	30	169	199	33	164	197
Depreciation	16	98	114	14	88	102
Taxes, other than income	1	16	17	—	16	16
Total Operating Expenses	271	283	554	298	268	566
Total	$547	$(283)	$264	$537	$(268)	$269

	2017 Nine Months			2016 Nine Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,350	$—	$2,350	$2,382	$—	$2,382
Operating Expenses
Fuel	576	—	576	607	—	607
Energy purchases	120	—	120	118	—	118
Other operation and maintenance	82	516	598	81	522	603
Depreciation	48	276	324	40	261	301
Taxes, other than income	4	45	49	3	43	46
Total Operating Expenses	830	837	1,667	849	826	1,675
Total	$1,520	$(837)	$683	$1,533	$(826)	$707

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues
Retail and wholesale	$361	$366	$(5)	$1,055	$1,058	$(3)
Electric revenue from affiliate	2	2	—	23	19	4
Total Operating Revenues	363	368	(5)	1,078	1,077	1
Operating Expenses
Operation
Fuel	76	86	(10)	225	233	(8)
Energy purchases	18	19	(1)	107	104	3
Energy purchases from affiliate	3	5	(2)	8	10	(2)
Other operation and maintenance	89	85	4	262	264	(2)
Depreciation	47	43	4	136	126	10
Taxes, other than income	8	9	(1)	25	24	1
Total Operating Expenses	241	247	(6)	763	761	2
Other Income (Expense) - net	(1)	(1)	—	(2)	(6)	4
Interest Expense	17	18	(1)	53	53	—
Income Taxes	39	39	—	99	98	1
Net Income	$65	$63	$2	$161	$159	$2

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Base rates	$18	$18
Volumes	(16)	(26)
Fuel and other energy prices	(4)	4
Other	(3)	5
Total	$(5)	$1

Fuel

Fuel decreased $10 million for the three months ended September 30, 2017 compared with 2016, primarily due to a $6 million decrease in market prices for coal and a $5 million decrease in volumes driven by milder weather in the third quarter of 2017.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Plant operations and maintenance	$1	$(1)
Pension expense	1	1
Timing and scope of generation maintenance outages	—	(1)
Storm costs	—	(1)
Other	2	—
Total	$4	$(2)

Depreciation

Depreciation increased $4 million for the three months ended September 30, 2017 compared with 2016 due to a $2 million increase related to higher depreciation rates effective July 1, 2017 and a $2 million increase related to additions to PP&E, net of retirements.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$65	$63	$161	$159
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2017 compared with 2016, primarily due to higher base rates effective July 1, 2017, partially offset by lower sales volumes driven by milder weather.

Earnings increased for the nine month period in 2017 compared with 2016, primarily due to higher base rates effective July 1, 2017 and lower other operation and maintenance expense, partially offset by lower sales volumes driven by milder weather.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Margins	$8	$2
Other operation and maintenance	(4)	3
Depreciation	(5)	(6)
Taxes, other than income	2	—
Other Income (Expense) - net	—	4
Interest Expense	1	—
Income Taxes	—	(1)
Net Income	$2	$2

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$363	$—	$363	$368	$—	$368
Operating Expenses
Fuel	76	—	76	86	—	86
Energy purchases, including affiliate	21	—	21	24	—	24
Other operation and maintenance	13	76	89	13	72	85
Depreciation	7	40	47	8	35	43
Taxes, other than income	1	7	8	—	9	9
Total Operating Expenses	118	123	241	131	116	247
Total	$245	$(123)	$122	$237	$(116)	$121

	2017 Nine Months			2016 Nine Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,078	$—	$1,078	$1,077	$—	$1,077
Operating Expenses
Fuel	225	—	225	233	—	233
Energy purchases, including affiliate	115	—	115	114	—	114
Other operation and maintenance	33	229	262	32	232	264
Depreciation	24	112	136	20	106	126
Taxes, other than income	3	22	25	2	22	24
Total Operating Expenses	400	363	763	401	360	761
Total	$678	$(363)	$315	$676	$(360)	$316

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2017	2016	$ Change	2017	2016	$ Change
Operating Revenues
Retail and wholesale	$457	$469	$(12)	$1,295	$1,324	$(29)
Electric revenue from affiliate	3	5	(2)	8	10	(2)
Total Operating Revenues	460	474	(14)	1,303	1,334	(31)
Operating Expenses
Operation
Fuel	126	141	(15)	351	374	(23)
Energy purchases	4	5	(1)	13	14	(1)
Energy purchases from affiliate	2	2	—	23	19	4
Other operation and maintenance	104	107	(3)	313	320	(7)
Depreciation	67	59	8	188	175	13
Taxes, other than income	9	7	2	24	22	2
Total Operating Expenses	312	321	(9)	912	924	(12)
Other Income (Expense) - net	—	(3)	3	(3)	(4)	1
Interest Expense	24	24	—	72	71	1
Income Taxes	47	48	(1)	120	128	(8)
Net Income	$77	$78	$(1)	$196	$207	$(11)

Operating Revenue

The increase (decrease) in operating revenue for the periods ended September 30, 2017 compared with 2016 was due to:

	Three Months	Nine Months
Base rates	$13	$13
Volumes	(27)	(57)
Fuel and other energy prices	(3)	5
Other	3	8
Total	$(14)	$(31)

Fuel

Fuel decreased $15 million for the three months ended September 30, 2017 compared with 2016, primarily due to an $11 million decrease in volumes driven by milder weather in the third quarter of 2017 and a $3 million decrease in market prices for coal.

Fuel decreased $23 million for the nine months ended September 30, 2017 compared with 2016, primarily due to a $29 million decrease in volumes driven by milder weather in 2017.

Depreciation

Depreciation increased $8 million for the three months ended September 30, 2017 compared with 2016 due to a $5 million increase related to higher depreciation rates effective July 1, 2017 and a $3 million increase related to additions to PP&E, net of retirements.

Depreciation increased $13 million for the nine months ended September 30, 2017 compared with 2016 due to an $8 million increase related to additions to PP&E, net of retirements, and a $5 million increase related to higher depreciation rates effective July 1, 2017.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$77	$78	$196	$207
Special items, gains (losses), after-tax	—	—	(1)	—

Earnings decreased for the three month period in 2017 compared with 2016, primarily due to lower electricity sales volumes driven by milder weather and higher depreciation expense, partially offset by higher base rates effective July 1, 2017.

Earnings decreased for the nine month period in 2017 compared with 2016, primarily due to lower electricity sales volumes driven by milder weather and higher depreciation expense, partially offset by higher base rates effective July 1, 2017 and lower other operation and maintenance expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Margins	$2	$(15)
Other operation and maintenance	—	7
Depreciation	(5)	(9)
Taxes, other than income	(2)	(2)
Other Income (Expense) - net	3	2
Interest Expense	—	(1)
Income Taxes	1	8
Special items, gains (losses), after-tax (a)	—	(1)
Net Income	$(1)	$(11)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2017 Three Months			2016 Three Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$460	$—	$460	$474	$—	$474
Operating Expenses
Fuel	126	—	126	141	—	141
Energy purchases, including affiliate	6	—	6	7	—	7
Other operation and maintenance	17	87	104	20	87	107
Depreciation	9	58	67	6	53	59
Taxes, other than income	—	9	9	—	7	7
Total Operating Expenses	158	154	312	174	147	321
Total	$302	$(154)	$148	$300	$(147)	$153

	2017 Nine Months			2016 Nine Months
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,303	$—	$1,303	$1,334	$—	$1,334
Operating Expenses
Fuel	351	—	351	374	—	374
Energy purchases, including affiliate	36	—	36	33	—	33
Other operation and maintenance	49	264	313	49	271	320
Depreciation	24	164	188	20	155	175
Taxes, other than income	1	23	24	1	21	22
Total Operating Expenses	461	451	912	477	447	924
Total	$842	$(451)	$391	$857	$(447)	$410

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
September 30, 2017
Cash and cash equivalents	$676	$243	$40	$9	$31
Notes receivable from affiliate		2	—	—	10
Short-term debt	1,211	—	190	190	—
Notes payable with affiliate		—	159	10	—

December 31, 2016
Cash and cash equivalents	$341	$13	$13	$5	$7
Short-term debt	923	295	185	169	16
Notes payable with affiliate		—	163	—	—

(a)
At September 30, 2017, $86 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate a material incremental U.S. tax cost. Historically, dividends paid by foreign subsidiaries have been limited to distributions of the current year's earnings. See Note 5 to the Financial Statements in PPL's 2016 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2017
Operating activities	$1,754	$575	$920	$418	$501
Investing activities	(2,164)	(858)	(575)	(293)	(289)
Financing activities	738	513	(318)	(121)	(188)
2016
Operating activities	$2,230	$595	$816	$383	$469
Investing activities	(2,066)	(740)	(599)	(343)	(254)
Financing activities	(558)	134	(236)	(55)	(219)
Change - Cash Provided (Used)
Operating activities	$(476)	$(20)	$104	$35	$32
Investing activities	(98)	(118)	24	50	(35)
Financing activities	1,296	379	(82)	(66)	31

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2017 compared with 2016 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$(387)	$(12)	$(15)	$2	$(11)
Non-cash components	(23)	34	(18)	(11)	4
Working capital	91	(3)	78	(9)	31
Defined benefit plan funding	(213)	(24)	50	42	(3)
Other operating activities	56	(15)	9	11	11
Total	$(476)	$(20)	$104	$35	$32

(PPL)

PPL's cash provided by operating activities in 2017 decreased $476 million compared with 2016.

•
The $27 million decrease in non-cash components was primarily due to a decrease in deferred income tax expense (primarily due to lower income taxes from tax benefits related to accelerated pension contributions to the U.K. pension plans) and an increase in the U.K. net periodic defined benefit credits (primarily due to a decrease in the U.K. pension plan discount rates used to calculate the interest cost component of the net periodic defined benefit costs), partially offset by an increase in unrealized losses on hedging activities and an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, and higher depreciation rates effective July 1, 2017, partially offset by the impact of foreign currency exchange rates at WPD).

•
The $91 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable and unbilled revenue (primarily due to a decrease in volumes due to milder weather in 2017 compared to 2016), a decrease in net regulatory assets and liabilities (due to timing of rate recovery mechanisms), a decrease in fuel, material and supplies (primarily due to a decrease in fuel purchases due to milder weather in 2017 compared to 2016), and an increase in accrued interest, partially offset by a decrease in accounts payable (primarily due to an increase in accrued expenditures for property, plant and equipment and timing of payments) and a decrease in taxes payable (primarily due to an increase in current income tax benefit in 2017).

•
Defined benefit plan funding was $213 million higher in 2017. The increase was primarily due to the acceleration of WPD's contributions to its U.K. pension plans. See Note 8 to the Financial Statements for additional information.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2017 decreased $20 million compared with 2016.

•
The $34 million increase in non-cash components was primarily due to an increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements), partially offset by a decrease in deferred income taxes (primarily due to book versus tax plant timing differences).

•
The $3 million decrease in cash from changes in working capital was primarily due to an increase in prepayments (primarily due to an increase in the 2017 gross receipts tax prepayment compared to 2016) and a decrease in accounts payable (primarily due to timing of payments), partially offset by a decrease in net regulatory assets and liabilities (due to timing of rate recovery mechanisms), a decrease in unbilled revenue (primarily due to lower volumes due to milder weather in 2017 compared to 2016), an increase in taxes payable (primarily due to a decrease in the current income tax benefit) and a decrease in accounts receivable (primarily due to a decrease in volumes due to milder weather in 2017 and income tax refunds received).

•	Defined benefit plan funding was $24 million higher in 2017.

(LKE)

LKE's cash provided by operating activities in 2017 increased $104 million compared with 2016.

•
The increase in cash from changes in working capital was primarily driven by decreases in accounts receivable from customers and unbilled revenues due to milder weather in 2017 compared to 2016, a decrease in fuel purchases due to lower generation driven by weather in 2017 compared to 2016, and an increase in taxes payable due to timing of payments, partially offset by a decrease in accounts payable due to the timing of fuel purchases and payments.

•	Defined benefit plan funding was $50 million lower in 2017.

(LG&E)

LG&E's cash provided by operating activities in 2017 increased $35 million compared with 2016.

•
The decrease in cash from changes in working capital was primarily driven by decreases in accounts payable due to fuel purchases from lower generation and timing of payments and taxes payable due to timing of payments, partially offset by decreases in accounts receivable from customers and unbilled revenues due to milder weather in 2017 compared to 2016 and accounts receivable from affiliates due to timing of intercompany settlements associated with inventory and energy sales to KU.

•	Defined benefit plan funding was $42 million lower in 2017.

(KU)

KU's cash provided by operating activities in 2017 increased $32 million compared with 2016.

•
The increase in cash from changes in working capital was primarily driven by a decrease in accounts receivable from customers and unbilled revenues due to milder weather in 2017 compared to 2016, a decrease in fuel purchases due to lower generation driven by weather in 2017 compared to 2016, and an increase in accounts payable due to the timing of fuel purchases and payments, partially offset by a decrease in taxes payable due to timing of payments and accounts payable to affiliates due to timing of intercompany settlements associated with inventory and energy purchases from LG&E.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the nine months ended September 30, 2017 compared with 2016 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$(79)	$(112)	$21	$50	$(28)

For PPL, the increase in expenditures was due to higher project expenditures at PPL Electric and KU partially offset by lower project expenditures at WPD and LG&E. The increase in expenditures for PPL Electric was primarily due to an increase in capital spending related to the ongoing efforts to improve reliability and replace aging infrastructure, as well as the roll-out of the Act 129 Smart Meter program. The decrease in expenditures for WPD was primarily due to a decrease in foreign currency exchange rates partially offset by an increase in expenditures to enhance system reliability. The decrease in expenditures for LG&E was primarily due to reduced spending for environmental air projects at LG&E's Mill Creek plant, partially offset by increased spending for environmental water projects at LG&E’s Mill Creek plant. The increase in expenditures for KU was primarily due to increased spending for environmental water projects at KU’s Ghent plant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2017 compared with 2016 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$692	$470	$—	$—	$—
Settlement of cross-currency swaps	(46)	—	—	—	—
Stock issuances/redemptions, net	142	—	—	—	—
Dividends	(28)	(38)	—	(63)	26
Capital contributions/distributions, net	—	375	(129)	(47)	(20)
Change in short-term debt, net	537	(425)	135	35	25
Notes payable with affiliate	—	—	(88)	10	—
Other financing activities	(1)	(3)	—	(1)	—
Total	$1,296	$379	$(82)	$(66)	$31

See Note 7 to the Financial Statements in this Form 10-Q for information on 2017 short-term and long-term debt activity, equity transactions and PPL dividends. See the Registrants' 2016 Form 10-K for information on 2016 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At September 30, 2017, the total committed borrowing capacity and the use of that capacity under these credit facilities was as follows:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,400	$—	$303	$1,097
PPL Electric Credit Facility	650	—	1	649

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	500	—	190	310
KU Credit Facilities	598	—	198	400
Total LKE	1,173	—	388	785
Total U.S. Credit Facilities (a)	$3,223	$—	$692	$2,531
Total U.K. Credit Facilities (b)	£1,285	£501	£—	£783

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 7%, LKE - 21%, LG&E - 7% and KU - 37%.

(b)
The amounts borrowed at September 30, 2017 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings which equated to $446 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £156 million as of the date borrowed. At September 30, 2017, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.0 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 20% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Other Used Capacity	Unused Capacity
LKE Credit Facility	$225	$159	$—	$66
LG&E Money Pool (a)	500	10	190	300
KU Money Pool (a)	500	—	—	500

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at September 30, 2017:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$285	$715
PPL Electric	650	—	650

LG&E	350	190	160
KU	350	—	350
Total LKE	700	190	510
Total PPL	$2,350	$475	$1,875

Long-term Debt (All Registrants)

See Note 7 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

ATM Program

For the periods ended September 30, 2017, PPL issued the following:

	Three Months	Nine Months
Number of shares (in thousands)	2,049	5,526
Average share price	$39.04	$38.49
Net Proceeds	$79	$211

See Note 7 to the Financial Statements for further discussion of the ATM program.

Common Stock Dividends

In August 2017, PPL declared a quarterly common stock dividend, payable October 2, 2017, of 39.5 cents per share (equivalent to $1.58 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2017:

(PPL)

In March 2017, Moody's and S&P assigned ratings of Baa1 and A- to WPD (South Wales)’s £50 million 0.01% Index-linked Senior Notes due 2029.

In September 2017, Moody's and S&P assigned ratings of Baa2 and BBB+ to PPL Capital Funding’s $500 million 4.00% Senior Notes due 2047.

(PPL and PPL Electric)

In January 2017, Moody's and S&P affirmed their commercial paper ratings for PPL Electric's $650 million commercial paper program.

In May 2017, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $475 million 3.95% First Mortgage Bonds due 2047.

In August 2017, Moody's assigned a rating of A1 and S&P confirmed its rating of A for LCIDA's $116 million 1.80% Pollution Control Revenue Refunding Bonds (PPL Electric Utilities Corporation Project) Series 2016A due 2029 and LCIDA's $108 million 1.80% Pollution Control Revenue Refunding Bonds (PPL Electric Utilities Corporation Project) Series 2016B due 2027, each previously issued on behalf of PPL Electric.

(PPL, LKE and LG&E)

In March 2017, Moody’s assigned a rating of A1 and S&P confirmed its rating of A for the Louisville/Jefferson Metro Government of Kentucky's $128 million 1.5% Pollution Control Revenue Bonds, 2003 Series A (Louisville Gas and Electric Company Project) due 2033, previously issued on behalf of LG&E.

In May 2017, Moody’s and S&P assigned ratings of A1 and A to the County of Trimble, Kentucky's $60 million 3.75% Environmental Facilities Revenue Bonds, 2017 Series A (Louisville Gas and Electric Company Project) due 2033, issued on behalf of LG&E.

In May 2017, Moody’s assigned a rating of A1 and in June 2017, S&P confirmed its rating of A for the Louisville/Jefferson Metro Government of Kentucky's $31 million 1.25% Environmental Facilities Revenue Refunding Bonds, 2007 Series A (Louisville Gas and Electric Company Project) due 2033, previously issued on behalf of LG&E.

In May 2017, Moody’s assigned a rating of A1 and in June 2017, S&P confirmed its rating of A for the Louisville/Jefferson Metro Government of Kentucky's $35 million 1.25% Environmental Facilities Revenue Refunding Bonds, 2007 Series B (Louisville Gas and Electric Company Project) due 2033, previously issued on behalf of LG&E.

(PPL, LKE and KU)

In July 2017, Moody’s affirmed its rating of Aa2 and in August 2017, S&P confirmed its rating of AA for the County of Mercer, Kentucky's $13 million Solid Waste Disposal Facility Revenue Bonds, 2000 Series A (Kentucky Utilities Company Project) due 2023, the County of Carroll, Kentucky's $50 million Environmental Facilities Revenue Bonds, 2004 Series A (Kentucky Utilities Company Project) due 2034, the County of Carroll, Kentucky's $78 million Environmental Facilities Revenue Bonds, 2008 Series A (Kentucky Utilities Company Project) due 2032 and the County of Carroll, Kentucky's $54 million Environmental Facilities Revenue Refunding Bonds, 2006 Series B (Kentucky Utilities Company Project) due 2034, each previously issued on behalf of KU.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 13 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at September 30, 2017.

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

The following interest rate hedges were outstanding at September 30, 2017.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Interest rate swaps (c)	$242	$(2)	$(3)	2027
Cross-currency swaps (c)	802	162	(90)	2028
Economic hedges
Interest rate swaps (d)	147	(29)	(1)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(29)	(1)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(29)	(1)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at September 30, 2017 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2017 is shown below.

10% Adverse Movement in Rates
PPL	$600
PPL Electric	165
LKE	172
LG&E	63
KU	95

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates. Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at September 30, 2017.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Net investment hedges (b)	£92	$1	$(12)	2017
Economic hedges (c)	2,728	(4)	(340)	2020

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.

(c)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation gain of $194 million for the nine months ended September 30, 2017, which primarily reflected a $345 million increase to PP&E and a $75 million increase to goodwill partially offset by a $203 million increase to long-term debt and a $23 million increase to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $840 million for the nine months ended September 30, 2016, which primarily reflected a $1.6 billion decrease to PP&E and $375 million decrease to goodwill partially offset by a $995 million decrease to long-term debt and a $160 million decrease to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

See Note 9 to the Financial Statements for a discussion of the more significant environmental matters including:

•	Legal Matters,

•	Climate Change,

•	CCRs,

•	ELGs, and

•	NAAQS.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2017, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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
Supplemental Indenture No. 16, dated as of September 8, 2017, among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank)), as Trustee (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

*4(b)	-
£3,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 15, 2017

*4(c)	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017
*10(a)-1	-
£20,000,000 Uncommitted Facility Letter entered into between Western Power Distribution (South West) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (East Midlands) plc and BNP Paribas, dated as of January 23, 2014

*10(a)-2	-	Amendment to said Uncommitted Facility Letter, dated as of July 28, 2017
*10(b)	-
$200,000,000 Term Loan Credit Agreement, dated as of October 26, 2017, among Louisville Gas and Electric Company, as the Borrower, the Lenders from time to time party hereto and U.S. Bank National Association, as Administrative Agent

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2017, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2017, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 1, 2017	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 1, 2017	/s/ Marlene C. Beers
Marlene C. Beers Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 1, 2017	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)