Form 10-K
period 2017-12-31
PPL Corp; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP
filed 2018-02-22
CIK 922224, 55387, 1518339, 60549, 317187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, Kentucky 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange
2013 Series B due 2073	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies or emerging growth companies. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, PPL Corporation had 685,472,890 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $26,500,381,927. As of January 31, 2018, PPL Corporation had 694,049,792 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2018, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

As of January 31, 2018, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2018, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2018 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2017

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

PPL WPD Limited - an indirect U.K. subsidiary of PPL Global, which carries a liability for a closed defined benefit pension plan and a receivable from WPD plc. Following a reorganization in October 2015 and October 2017, PPL WPD Limited is an indirect parent to WPD plc having previously been a sister company.

WPD - refers to PPL WPD Limited and its subsidiaries.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.

WPD plc - Western Power Distribution plc, an indirect U.K. subsidiary of PPL WPD Limited. Its principal indirectly owned subsidiaries are WPD (East Midlands), WPD (South Wales), WPD (South West) and WPD (West Midlands).

WPD Midlands - refers to WPD (East Midlands) and WPD (West Midlands), collectively.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electricity distribution utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electricity distribution utility company.

WPD (West Midlands) - Western Power Distribution (West Midlands) plc, a British regional electricity distribution utility company.

i

WKE - Western Kentucky Energy Corp., a subsidiary of LKE that leased certain non-regulated utility generating plants in western Kentucky until July 2009.

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

Act 129 Smart Meter program - PPL Electric's system-wide meter replacement program that installs wireless digital meters that provide secure communication between PPL Electric and the meter as well as all related infrastructure.

Advanced Metering System - meters and meter-reading systems that provide two-way communication capabilities, which communicate usage and other relevant data to LG&E and KU at regular intervals, and are also able to receive information from LG&E and KU, such as software upgrades and requests to provide meter readings in real time.

AFUDC - allowance for funds used during construction. The cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction costs.

AIP - annual iteration process.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

ATM Program - at-the-market stock offering program.

Cane Run Unit 7 - a natural gas combined-cycle generating unit in Kentucky, jointly owned by LG&E and KU.

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

ELG(s) - Effluent Limitation Guidelines, regulations promulgated by the EPA.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Fast pot - Under RIIO-ED1, Totex costs that are recovered in the period they are incurred.

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

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MPR- Mid-period review, which is a review of output requirements in RIIO-ED1 that can be initiated by Ofgem halfway through the price control covering material changes to existing outputs that can be justified by clear changes in government policy or new outputs that may be needed to meet the needs of consumers and other network users.

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

PEDFA - Pennsylvania Economic Development Financing Authority.

Performance unit - stock-based compensation award that represents a variable number of shares of PPL common stock that a recipient may receive based on PPL's attainment of (i) total shareowner return (TSR) over a three-year performance period as compared to companies in the Philadelphia Stock Exchange Utility Index; or (ii) corporate return on equity (ROE) based on the average of the annual ROE for each year of the three-year performance period.

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

RAV - regulatory asset value. This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base. RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital. RAV is indexed to Retail Price Index (RPI) in order to allow for the effects of inflation. RAV additions have been based on a percentage of annual total expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses that are generally included in rate base).

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

SIP - PPL Corporation's Amended and Restated 2012 Stock Incentive Plan.

Slow pot - Under RIIO-ED1, Totex costs that are added (capitalized) to RAV and recovered through depreciation over a 20 to 45 year period.

Smart meter - an electric meter that utilizes smart metering technology.

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals. The use of this technology also has the potential to strengthen network reliability.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

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

Talen Energy Marketing - Talen Energy Marketing, LLC, the new name of PPL EnergyPlus subsequent to the spinoff of PPL Energy Supply.

TCJA - Tax Cuts and Jobs Act. Comprehensive U.S. federal tax legislation enacted on December 22, 2017.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

Forward-looking Information

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•	the outcome of rate cases or other cost recovery or revenue filings;

•	changes in U.S. or U.K. tax laws or regulations, including the TCJA;

•	effects of cyber-based intrusions or natural disasters, threatened or actual terrorism, war or other hostilities;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the results of the potential RIIO-ED1 MPR currently being evaluated by Ofgem, with a decision as to whether to engage in such a review and the scope thereof to be announced in the spring of 2018;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	developments related to ongoing negotiations regarding the U.K.'s intent to withdraw from European Union and any actions in response thereto;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

•
significant decreases in the fair value of debt and equity securities and its impact on the value of assets in defined benefit plans, and the potential cash funding requirements if fair value declines;

•	interest rates and their effect on pension and retiree medical liabilities, ARO liabilities and interest payable on certain debt securities;

•	volatility in or the impact of other changes in financial markets and economic conditions;

•	the potential impact of any unrecorded commitments and liabilities of the Registrants and their subsidiaries;

•	new accounting requirements or new interpretations or applications of existing requirements;

•	changes in the corporate credit ratings or securities analyst rankings of the Registrants and their securities;

•	any requirement to record impairment charges pursuant to GAAP with respect to any of our significant investments;

•	laws or regulations to reduce emissions of GHGs or the physical effects of climate change;

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

Any forward-looking statements should be considered in light of these important factors and in conjunction with other documents of the Registrants on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Registrants to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update the information contained in the statement to reflect subsequent developments or information.

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

PPL's principal subsidiaries at December 31, 2017 are shown below (* denotes a Registrant).

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

PPL Global is not a registrant. Unaudited annual consolidated financial statements for the U.K. Regulated Segment are furnished contemporaneously with this report on a Form 8-K with the SEC.

In addition to PPL, the other Registrants included in this filing are as follows.

PPL Electric Utilities Corporation, headquartered in Allentown, Pennsylvania, is a wholly owned subsidiary of PPL organized in Pennsylvania in 1920 and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania. PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

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

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: U.K. Regulated, Kentucky Regulated, and Pennsylvania Regulated. The U.K. Regulated segment has no related subsidiary Registrants. PPL's other reportable segments' results primarily represent the results of its related subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing and other costs that are not included in the results of the applicable subsidiary Registrants. PPL also has corporate and other costs which primarily include financing costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain other unallocated costs. As a result of the June 1, 2015 spinoff of PPL Energy Supply, PPL no longer has a Supply segment. The operations of the Supply segment are included in "Loss from Discontinued Operations (net of income taxes)" on the Statements of Income.

A comparison of PPL's three regulated segments is shown below.

		Kentucky	Pennsylvania
	U.K. Regulated	Regulated	Regulated
For the year ended December 31, 2017:
Operating Revenues (in billions)	$2.1	$3.2	$2.2
Net Income (in millions)	$652	$286	$359
Electricity delivered (GWh)	74,317	31,839	35,996
At December 31, 2017:
Regulatory Asset Base (in billions) (a)	$9.8	$9.2	$6.9
Service area (in square miles)	21,600	9,400	10,000
End-users (in millions)	7.9	1.3	1.4

(a)	Represents RAV for U.K. Regulated, capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated.

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

WPD operates four of the 14 Ofgem regulated DNOs providing electricity service in the U.K. through indirect wholly owned subsidiaries: WPD (South West), WPD (South Wales), WPD (East Midlands) and WPD (West Midlands). The number of network customers (end-users) served by WPD totals 7.9 million across 21,600 square miles in south Wales and southwest and central England.

Revenues, in millions, for the years ended December 31 are shown below.

	2017	2016	2015
Operating Revenues (a)	$2,091	$2,207	$2,410

(a)
WPD’s Operating Revenues are translated from GBP to U.S. dollars using the average GBP to U.S. dollar exchange rates in effect each month. The annual weighted average of the monthly GBP to U.S. dollar exchange rates used for the years ended December 31, 2017, 2016 and 2015 were $1.28 per GBP, $1.37 per GBP and $1.53 per GBP.

Franchise and Licenses

WPD’s operations are regulated by Ofgem under the direction of the Gas and Electricity Markets Authority. Ofgem is a non-ministerial government department and an independent National Regulatory Authority that is responsible for protecting the interests of existing and future electricity and natural gas consumers. The Electricity Act 1989 provides the fundamental framework for electricity companies and established licenses that require each of the DNOs to develop, maintain and operate efficient distribution networks. WPD’s operations are regulated under these licenses which set the outputs WPD needs to deliver for their customers and associated revenues WPD is allowed to earn. WPD operates under a regulatory year that begins April 1 and ends March 31 of each year.

Ofgem has the formal power to propose modifications to each distribution license; however licensees can appeal such changes to the U.K.’s Competition and Markets Authority in the event of a disagreement with the regulator. Generally, any potential changes to these licenses are reviewed with stakeholders in a formal regulatory consultation process prior to a formal change proposal.

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

WPD’s costs make up approximately 16% of a U.K. end-user customer’s electricity bill.

U.K. Regulation and Rates
Overview
Ofgem has adopted a price control regulatory framework with a balanced objective of enhancing and developing electricity networks for the future, controlling costs to customers and allowing DNOs, such as WPD's DNOs, to earn a fair return on their investments. This regulatory structure is focused on outputs and performance in contrast to traditional U.S. utility ratemaking that operates under a cost recovery model. Price controls are established based on long-term business plans developed by each DNO with substantial input from its stakeholders. To measure the outputs and performance, each DNO business plan includes incentive targets that allow for increases and/or reductions in revenues based on operational performance, which are intended to align returns with quality of service, innovation and customer satisfaction.

For comparative purposes, amounts listed below are in British pounds sterling, nominal prices and in calendar years unless otherwise noted.

Key Ratemaking Mechanisms

PPL believes the U.K. electricity utility model is a premium jurisdiction in which to do business due to its significant stakeholder engagement, incentive-based structure and high-quality ratemaking mechanisms.

Current Price Control: RIIO-ED1
WPD is currently operating under an eight-year price control period called RIIO-ED1, which commenced for electricity distribution companies on April 1, 2015. The regulatory framework is based on an updated approach for sustainable network regulation known as the "RIIO" model where Revenue = Incentives + Innovation + Outputs.

The RIIO framework allows for a MPR, which is a review halfway through the price control period to assess potential changes in outputs during the price control period. The scope of the potential MPR was originally limited to material changes to outputs that can be justified by clear changes in government policy and the introduction of new outputs that are needed to meet the needs of consumers and other network users. Ofgem is currently consulting on the scope of the potential MPR. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Financial and Operational Developments - Regulatory Requirements" for additional information.

In coordination with numerous stakeholders, WPD developed its business plans for RIIO-ED1 building off its historical track record and long-term strategy of delivering industry-leading levels of performance at an efficient level of cost. As a result, all four of WPD’s DNOs' business plans were accepted by Ofgem as "well justified" and were "fast-tracked" ahead of all of the other DNOs. WPD's DNOs were rewarded for being fast-tracked with preferential financial incentives, a higher return on equity and higher cost savings retention under their business plans as discussed further below.

WPD's combined RIIO-ED1 business plans include funding for total expenditures of approximately £12.8 billion (nominal) over the eight-year period, broken down as follows:

•	Totex - £8.5 billion (£6.8 billion recovered as additions to RAV over time ("Slow pot"); £1.7 billion recovered in the year spent in the plan ("Fast pot"));

•	Pension deficit funding - £1.2 billion;

•	Cost of debt recovery - £1.0 billion;

•	Pass Through Charges - £1.6 billion (Property taxes, Ofgem fees and National Grid transmissions charges); and

•	Corporate income taxes recovery - £0.5 billion.

The chart below illustrates the building blocks of allowed revenue and GAAP net income for the U.K. Regulated Segment. The revenue components are shown in either 2012/13 prices or nominal prices, consistent with the formulas Ofgem established for RIIO-ED1. The reference numbers included in each block correspond with the descriptions that follow.

(a)	Primarily pension deficit funding, pass through costs, profiling adjustments and legacy price control adjustments.

(b)	Primarily pass through true-ups and £5 per residential customer reduction.

(c)	Reference Form 8-K filed February 22, 2018 for U.K. Regulated Segment GAAP Statement of Income component values.

(d)	Includes GAAP pension costs/income (see “Defined Benefits, Net periodic defined benefit costs (credits)” in Note 11 to the Financial Statements).

(e)	Primarily property taxes.

(f)	Primarily gains and losses on foreign currency hedges.

(g)	Includes WPD interest and $32 million of allocated interest expense to finance the acquisition of WPD Midlands.

(h)	GAAP income taxes represent an effective tax rate of 19% for 2017, 16% for 2016 and approximately 17% going forward.

(1) Base Revenue

The base revenue that a DNO can collect in each year of the current price control period is the sum of the following which are discussed further below:

•	a return on capital from RAV;

•	a return of capital from RAV (i.e., depreciation);

•	the Fast pot recovery, see discussion “(4) Expenditure efficiency mechanisms” below;

•	an allowance for cash taxes paid less a potential reduction for tax benefits from excess leverage if a DNO is levered more than 65% Debt/RAV;

•	pension deficit funding

•	certain pass-through costs over which the DNO has no control;

•	profiling adjustments, see discussion “(6) Other revenue included in base revenue” below;

•	certain legacy price control adjustments from preceding price control periods, including the information quality incentive (also known as the rolling RAV incentive); and

•	fast-track incentive - because WPD's four DNOs were fast-tracked through the price control review process for RIIO-ED1, their base demand revenue also includes the fast-track incentive.

(2) Real Return on capital from RAV

Real-time returns on cost of regulated equity (real) - Ofgem establishes an allowed return on regulated equity that DNOs earn in their base business plan revenues as a consideration of the financial parameters for each RIIO-ED1 business plan. For WPD, the base cost of equity collected in revenues was set at 6.4% (real). Base equity returns exclude inflation adjustments, allowances for incentive rewards/penalties and over/under collections driven by cost efficiencies. WPD’s base equity returns are calculated using an equity ratio of 35% of RAV at the DNO. The equity ratio was reviewed and set during the RIIO-ED1 business plan process taking various stakeholder impacts into consideration such as costs to consumers, credit ratings and investor needs. The amounts of base real equity return, for 2017 and 2016 were £151 million and £144 million.

Indexed cost of debt recovery (real) - As part of WPD’s fast-track agreement with Ofgem for RIIO-ED1, WPD collects in revenues an assumed real cost of debt that is derived from a historical 10-year bond index (iBoxx) and adjusted annually for inflation. This calculated real cost of debt is then applied to 65% of RAV at the DNOs to determine the cost of debt revenue recovery. The cost of debt was set at 2.55% in the original "well justified" business plans. The recovery amounts are trued up annually as a component of the MOD true-up mechanism described within "(9) MOD and Inflation True-Up (TRU)" below.

Actual interest expense is reflective of prior financing activities and any financing required to fund capital expenditures. Therefore, the amount collected in revenues may differ from the actual interest expense recorded in the Statements of Income. Currently, WPD is under-recovering its DNO-related interest expense and is expected to continue to under-recover through the remainder of RIIO-ED1.

Interest costs relating to debt issued at WPD’s holding companies are not recovered in revenues and for 2017 and 2016 were approximately £49 million and £54 million.

(3) Recovery of depreciation in revenues - Recovery of depreciation in regulatory revenues is one of the key mechanisms Ofgem uses to support financeable business plans that provide incentives to attract the continued substantial investment required in the U.K. Differences between GAAP and regulatory depreciation exist primarily due to differing assumptions on asset lives and because RAV is adjusted for inflation using RPI.

Compared to asset lives established for GAAP, asset lives established for ratemaking are set by Ofgem based on economic lives which results in improved near-term revenues and cash flows for DNOs during investment cycles. Under U.K. regulation prior to RIIO-ED1, electric distribution assets were depreciated on a 20-year asset life for the purpose of setting revenues. After review and consultation, Ofgem decided to use 45-year asset lives for RAV additions after April 1, 2015, with transitional arrangements available for DNOs that fully demonstrated a need to ensure a financeable plan. WPD adopted a transition that has a linear increase in asset lives from 20 to 45 years for additions to RAV in each year of RIIO-ED1 (with additions averaging a life of approximately 35 years over this period), which adds support to its credit metrics. RAV additions prior to March 31, 2015 continue to be recovered in revenues over 20 years.

The asset lives used to determine depreciation expense for GAAP purposes are not the same as those used for the depreciation of the RAV in setting revenues and, as such, vary by asset type and are based on the expected useful lives of the assets. Effective January 1, 2015 after completing a review of the useful lives of its distribution network assets, WPD set the weighted average useful lives to 69 years for GAAP depreciation expense.

Because Ofgem uses a real cost of capital, the RAV and recovery of depreciation are adjusted for inflation using RPI. The inflation revenues collected in this line item help recover the cost of equity and debt returns on a "nominal" basis, compared to the "real" rates used to set the return component of base revenues.

This regulatory construct, in combination with the different assets lives used for ratemaking and GAAP, results in amounts collected by WPD as recovery of depreciation in revenues being significantly higher than the amounts WPD recorded for depreciation expense under GAAP. For 2017 and 2016, this difference was £424 million and £415 million (pre-tax) and positively impacted net income. We expect this difference to continue in the £400 million to £450 million (pre-tax) range at least through 2022 (the last full calendar year of RIIO-ED1) assuming RPI of approximately 3.0% per year from 2018 through 2022 and based on expected RAV additions of approximately £800 million per year to prepare the distribution system for future U.K. energy objectives while maintaining premier levels of reliability and customer service.

(4) Expenditure efficiency mechanisms - Ofgem introduced the concept of Totex in RIIO to ensure all DNOs face equal incentives in choosing between operating and capital solutions. Totex is split between immediate recovery (called "Fast pot") and deferred recovery as an addition to the RAV (called "Slow pot"). The ratio of Slow pot to Fast pot was determined by each DNO in their business plan development. WPD established a Totex split of 80% Slow pot and 20% Fast pot for RIIO-ED1 to balance maximizing RAV growth with immediate cost recovery to support investment grade credit ratings. Comparatively, other DNOs on average used a ratio of approximately 70% Slow pot and 30% Fast pot for RIIO-ED1.

Ofgem also allows a Totex Incentive Mechanism that is intended to reward DNOs for cost efficiency. WPD's DNOs are able to retain 70% of any amounts not spent against its RIIO-ED1 plan and bear 70% of any over-spends. Any amounts to be returned to customers are trued up in the AIP discussed below.

Because Fast pot cost recovery represents 20% of Totex expenditures and certain other costs are recovered in other aspects of revenue, Fast pot will not equal operation and maintenance expenses recorded for GAAP purposes.

(5) Income Tax Allowance - For price control purposes, WPD collects income tax based on Ofgem’s notional tax charge, which will not equal the amount of income tax expense recorded for GAAP purposes. The following table shows the amount of taxes collected in revenues and recorded under GAAP.

	2017	2016
Taxes collected in revenues	£57	£53
Taxes recorded under GAAP	139	119

(6) Other revenue included in base revenue - Other revenue included in base revenue primarily consists of pension deficit funding, pass through costs, profiling adjustments and legacy price control adjustments.

Recovery of annual (normal) pension cost and pension deficit funding - Ofgem allows DNOs to recover annual (normal) pension costs through the Totex allocation, split between the previously described Fast pot (immediate recovery) and Slow pot recovery (as an addition to RAV). The amount of normal pension cost is computed by the pension trustees, using assumptions that differ from those used in calculating pension costs/income under GAAP. In addition, the timing of the revenue collection may not match the actual pension payment schedule, resulting in a timing difference of cash flows.

In addition, WPD recovers approximately 80% of pension deficit funding for certain of WPD's defined benefit pension plans in conjunction with actual costs similar to the Fast pot mechanism. The pension deficit is determined by the pension trustees on a triennial basis in accordance with their funding requirements. Pension deficit funding recovered in revenues was £142 million and £139 million in 2017 and 2016.

See Note 11 to the Financial Statements for additional information on pension costs/income recognized under GAAP.

Recovery of pass through costs - WPD recovers certain pass-through costs over which the DNO has no control such as property taxes, National Grid transmission charges and Ofgem fees. Although these items are intended to be pass-through charges there could be timing differences, primarily related to property taxes, as to when amounts are collected in revenues and when amounts are expensed in the Statements of Income. WPD over-collected property taxes by £19 million and £8 million in 2017 and 2016. WPD expects to continue to over-recover property taxes until the end of RIIO-ED1. Amounts under-or over-recovered in revenues in a regulatory year are trued up through revenues two regulatory years later.

Profiling adjustments - Ofgem permitted DNOs the flexibility to make profiling adjustments to their base revenues within their business plans. These adjustments do not affect the total base revenue in real terms over the eight-year price control period, but change the year in which the revenue is collected. In the first year of RIIO-ED1, WPD’s base revenue decreased by 11.8% compared to the final year of the prior price control period (DPCR5), primarily due to a change in profiling methodology and a lower weighted-average cost of capital. Base revenue then increases by approximately 2.5% per annum before inflation for regulatory years up to March 31, 2018 and by approximately 1% per annum before inflation for each regulatory year thereafter for the remainder of RIIO-ED1.

(7) Incentives for developing high-quality business plans (known as fast-tracking) - For RIIO-ED1, Ofgem incentivized DNOs with certain financial rewards to develop "well justified" business plans that drive value to customers. WPD was awarded the following incentives for being fast-tracked by Ofgem:

•	an annual fast-track revenue incentive worth 2.5% of Totex (approximately £25 million annually for WPD);

•	a real cost of equity rate of 6.4% compared to 6.0% for slow-tracked DNOs; and,

•	cost savings retention was established at 70% for WPD compared to approximately 55% for slow-tracked DNOs.

(8) Allowed Revenue - Allowed revenue is the amount that a DNO can collect from its customers in order to fund its investment requirements.

Base revenues are adjusted annually during RIIO-ED1 to arrive at allowed revenues. These adjustments are discussed in sections (9) through (13) below.

(9) MOD and Inflation True-Up (TRU)

MOD - RIIO-ED1 includes an AIP that allows future base revenues, agreed with the regulator as part of the price control review, to be updated during the price control period for financial adjustments including taxes, pensions, cost of debt, legacy price control adjustments from preceding price control periods and adjustments relating to actual and allowed total expenditure together with the Totex Incentive Mechanism (TIM). The AIP calculates an incremental change to base revenue, known as the "MOD" adjustment.

•
The MOD provided by Ofgem in November 2016 included the TIM for the 2015/16 regulatory year, as well as the cost of debt calculation based on the 10-year trailing average to October 2016. This MOD of £12 million reduced base revenue in calendar years 2017 and 2018 by £8 million and £4 million.

•
The MOD provided by Ofgem in November 2017 for the 2016/17 regulatory year is a £39 million reduction to revenue and will reduce base revenue in calendar years 2018 and 2019 by £26 million and £13 million.

•	The projected MOD for the 2017/18 regulatory year is a £45 million reduction to revenue and is expected to reduce base revenue in calendar years 2019 and 2020 by £30 million and £15 million.

TRU - As discussed below in "(10) Inflation adjusted, multi-year rate cycle," the base revenue for the RIIO-ED1 period was set based on 2012/13 prices. Therefore an inflation factor as determined by forecasted RPI, provided by HM Treasury, is applied to base revenue. Forecasted RPI is trued up to actuals and affects future base revenue two regulatory years later. This revenue change is called the "TRU" adjustment.

•	The TRU for the 2015/16 regulatory year was a £31 million reduction to revenue and reduced base revenue in calendar years 2017 and 2018 by £21 million and £10 million.

•	The TRU for the 2016/17 regulatory year was a £6 million reduction to revenue and will reduce base revenue in calendar years 2018 and 2019 by £4 million and £2 million.

•	The projected TRU for the 2017/18 regulatory year is a £5 million increase to revenue and is expected to increase base revenue in calendar years 2019 and 2020 by £3 million and £2 million.

As both MOD and TRU are changes to future base revenues as determined by Ofgem, these adjustments are recognized as a component of revenues in future years in which service is provided and revenues are collected or returned to customers. PPL's projected earnings per share growth rate through 2020 includes both the TRU and MOD for regulatory years 2015/16 and 2016/17 and the estimated TRU and MOD for 2017/18.

(10) Inflation adjusted, multi-year rate cycle - Ofgem built its price control framework to better coincide with the long-term nature of electricity distribution investments. The current price control for electricity distribution is for the eight-year period from April 1, 2015 through March 31, 2023. This both required and enabled WPD to design a base business plan with predictable revenues and expenses over the long-term to drive value for its customers through predetermined outputs and for its investors through preset base returns. A key aspect to the multi-year cycle is an annual inflation adjustment for revenue and cost components, which are inflated using RPI from the base 2012/13 prices used to establish the business plans. Consistent with Ofgem’s formulas, the inflation adjustment is applied to base revenue, MOD and TRU when determining allowed revenue. This inflation adjustment also has the effect of inflating RAV, and real returns are earned on the inflated RAV.

(11) Incentive revenues for strong operational performance and innovation - Ofgem has established incentives to provide opportunities for DNOs to enhance overall returns by improving network efficiency, reliability and customer service. These incentives can result in an increase or reduction in revenues based on incentives or penalties for actual performance against pre-established targets based on past performance. Some of the more significant incentives that may affect allowed revenue include the Interruptions Incentive Scheme (IIS), the broad measure of customer service (BMCS) and the time to connect (TTC) incentive:

•
The IIS has two major components: (1) Customer interruptions (CIs) and (2) Customer minutes lost (CMLs), and both are designed to incentivize the DNOs to invest in and operate their networks to manage and reduce both the frequency and duration of power outages.

•	The BMCS encompasses customer satisfaction in supply interruptions, connections and general inquiries, complaints, stakeholder engagement and delivery of social obligations.

•	The TTC incentive rewards DNOs for reducing connection times for minor connections against an Ofgem set target.

The annual incentives and penalties are reflected in customer rates on a two-year lag from the time they are earned and/or assessed. Based on applicable GAAP, incentive revenues and penalties are recorded in revenues when they are billed to customers. The following table shows the amount of incentive revenues (in total), primarily from IIS, BMCS and TTC that WPD has received and is projected to receive on a calendar year basis:

	Incentive Received	Calendar Year Ended Incentive
Calendar Year Ended Incentive Earned	(in millions)	Included in Revenue
2014	£83	2016
2015	79	2017
2016	76	2018
2017 (a)	65-80	2019
2018 (a)	70-85	2020

(a)	Reflects projected incentive revenues.

(12) Correction Factor (K-factor) - During the price control period, WPD sets its tariffs to recover allowed revenue. However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the allowed revenue for a particular period. Conversely, WPD could over-recover revenue. Over- and under-recoveries are subtracted from or added to allowed revenue in future years, known as the "Correction Factor" or "K-factor." Over and under-recovered amounts during RIIO-ED1 will be refunded/recovered two regulatory years later. The K-factors created in the 2016/17 and 2015/16 regulatory years were not significant.

Historically, tariffs have been set a minimum of three months prior to the beginning of the regulatory year (April 1). In February 2015, Ofgem determined that, beginning with the 2017/18 regulatory year, tariffs would be established a minimum of fifteen months in advance. Therefore, in December 2015, WPD was required to establish tariffs for the 2016/17 and 2017/18 regulatory years. This change will potentially increase volatility in future revenue forecasts due to the need to forecast components of allowed revenue including MOD, TRU, K-factor and incentive revenues.

(13) Other Allowed Revenue - Other Allowed Revenue primarily consists of pass through true-ups and £5 per residential customer reduction. For a discussion on property tax true-ups, see recovery of pass through costs in "(6) Other revenue included in base revenue" above.

In the 2016/17 regulatory year, WPD recovered a £5 per residential network customer reduction given through reduced tariffs in 2014/15. As a result, revenues were positively affected in calendar years 2017 and 2016 by £13 million and £25 million.

(14) GAAP Operating Revenue - Operating revenue under GAAP primarily consists of allowed revenue that has been collected in the calendar year converted to U.S. dollars. It also includes miscellaneous revenue primarily from engineering recharge work and ancillary activity revenue. Engineering recharge is work performed for a third party by WPD which is not for general network maintenance or to increase reliability. Examples are diversions and running new lines and equipment for a new housing complex. Ancillary activity revenue includes revenue primarily from WPD’s Telecoms and Property companies. For additional information on ancillary activity revenue, see footnote c in "Item 7. Combined Management’s Discussion and Analysis of Financial Conditions and Results of Operation - Reconciliation of Margins." The amounts of miscellaneous revenue for 2017 and 2016 were £90 million and £84 million, however, the margin or profit on these activities was not significant.

(15) Currency Hedging - Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. Due to the significant earnings contributed from WPD, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. These hedges do not receive hedge accounting treatment under GAAP. See "Overview- Financial and Operational Developments - U.K. Membership in European Union" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of U.K. earnings hedging activity.

GAAP Accounting implications:

As the regulatory model in the U.K. is incentive based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. Therefore, the accounting treatment for the accelerated recovery of depreciation, pension deficit funding, cost of debt recovery, income tax recovery and the adjustments to base revenue and/or allowed revenue is evaluated primarily based on revenue recognition guidance.

See "Revenue Recognition" in Note 1 to the Financial Statements for additional information.

See "Item 1A. Risk Factors - Risks related to our U.K. Regulated Segment" for additional information on the risks associated with the U.K. Regulated Segment.

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

(PPL, LKE, LG&E and KU)

LG&E and KU, direct subsidiaries of LKE, are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia and Tennessee. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electric service to approximately 411,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 326,000 customers in its electric service area and eight additional counties in Kentucky. KU provides electric service to approximately 525,000 customers in 77 counties in central, southeastern and western Kentucky, approximately 28,000 customers in five counties in southwestern Virginia, and three customers in Tennessee, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to 10 municipalities in Kentucky under load following contracts.

Details of operating revenues, in millions, by customer class for the years ended December 31 are shown below.

	2017		2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
LKE
Commercial	$854	27	$834	27	$816	26
Industrial	603	19	601	19	628	20
Residential	1,259	40	1,261	40	1,245	40
Other (a)	280	9	288	9	267	9
Wholesale - municipal	112	4	116	4	114	4
Wholesale - other (b)	48	1	41	1	45	1
Total	$3,156	100	$3,141	100	$3,115	100

(a)	Primarily includes revenues from street lighting and other public authorities.

(b)	Includes wholesale power and transmission revenues.

	2017		2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
LG&E
Commercial	$453	31	$442	31	$436	30
Industrial	187	13	185	13	199	14
Residential	637	44	627	44	633	44
Other (a)	123	8	135	9	117	8
Wholesale - other (b)	53	4	41	3	59	4
Total	$1,453	100	$1,430	100	$1,444	100

(a)	Primarily includes revenues from street lighting and other public authorities.

(b)	Includes wholesale power and transmission revenues. Also includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

	2017		2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
KU
Commercial	$401	23	$392	22	$380	22
Industrial	416	24	416	24	429	25
Residential	622	36	634	36	612	35
Other (a)	157	9	153	9	150	9
Wholesale - municipal	112	6	116	7	114	7
Wholesale - other (b)	36	2	38	2	43	2
Total	$1,744	100	$1,749	100	$1,728	100

(a)	Primarily includes revenues from street lighting and other public authorities.

(b)	Includes wholesale power and transmission revenues. Also includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

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

Alternative energy sources such as electricity, oil, propane and other fuels indirectly impact LG&E's natural gas revenues. Marketers may also compete to sell natural gas to certain large end-users. LG&E's natural gas tariffs include gas price pass-through mechanisms relating to its sale of natural gas as a commodity; therefore, customer natural gas purchases from alternative suppliers do not generally impact LG&E's profitability. Some large industrial and commercial customers, however, may physically bypass LG&E's facilities and seek delivery service directly from interstate pipelines or other natural gas distribution systems.

Power Supply

At December 31, 2017, LKE owned, controlled or had a minority ownership interest in generating capacity of 8,017 MW, of which 2,920 MW related to LG&E and 5,097 MW related to KU, in Kentucky, Indiana, and Ohio. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2017, LKE's power plants generated the following amounts of electricity.

	GWh
Fuel Source	LKE	LG&E	KU
Coal (a)	28,519	12,161	16,358
Gas	4,625	1,105	3,520
Hydro	337	278	59
Solar	18	7	11
Total (b)	33,499	13,551	19,948

(a)	Includes 794 GWh of power generated by and purchased from OVEC for LKE, 549 GWh for LG&E and 245 GWh for KU.

(b)	This generation represents a 3.7% decrease for LKE, a 0.3% increase for LG&E and a 6.3% decrease for KU from 2016 output.

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

As a result of environmental requirements and energy efficiency measures, KU anticipates retiring two older coal-fired units at the E.W. Brown plant in 2019 with a combined summer rating capacity of 272 MW.

In 2016, LG&E and KU completed construction activities and placed into commercial operation a 10 MW solar generating facility at the E.W. Brown generating site. Additionally, LG&E and KU received approval from the KPSC to develop a 4 MW solar share facility to service a solar share program. The solar share program is an optional, voluntary program that allows customers to subscribe capacity in the solar share facility. Construction is expected to begin, in 500-kilowatt phases, when subscription is complete. As of December 31, 2017, LG&E and KU have not yet constructed the first solar share facility and are actively marketing the program and continue to receive interest from customers.

In 2015, KU retired two coal-fired units, with a combined capacity of 161 MW, at the Green River plant. Additionally, LG&E retired three coal-fired units with a combined capacity of 563 MW, at the Cane Run plant.

Fuel Supply

Coal and natural gas will continue to be the predominant fuel used by LG&E and KU for generation for the foreseeable future. Natural gas used for generation is primarily purchased using contractual arrangements separate from LG&E's natural gas distribution operations. Natural gas and oil will continue to be used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

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

To enhance the reliability of natural gas supply, LG&E and KU have secured firm long-term pipeline transport capacity with contracts of various durations from 2019 to 2024 on the interstate pipeline serving Cane Run Unit 7. This pipeline also serves the six simple cycle combustion turbine units located at the Trimble County site as well as four other simple cycle units at the Cane Run and Paddy's Run sites. LG&E has also secured long-term firm pipeline transport capacity on an interstate pipeline for the summer months through October 2018 to serve an additional simple cycle gas turbine operated under a tolling agreement that ends April 30, 2019. For the seven simple cycle combustion turbines at the E.W. Brown facility, no firm long-term pipeline transport capacity has been purchased due to the facility being interconnected to two pipelines and some of the units having dual fuel capability.

LG&E and KU have firm contracts for a portion of the natural gas fuel for Cane Run Unit 7 for delivery in future months. The bulk of the natural gas fuel remains purchased on the spot market.

(PPL, LKE and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 billion cubic feet (Bcf), are used in providing natural gas service to LG&E's firm sales customers. By using natural gas storage facilities, LG&E avoids the costs typically associated with more expensive pipeline transportation capacity to serve peak winter heating loads. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would be required to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services can be expected to be at their highest. At December 31, 2017, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $43 million.

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

LG&E purchases natural gas supply transportation services from two pipelines. LG&E has contracts with one pipeline that are subject to termination by LG&E between 2020 and 2023. Total winter season capacity under these contracts is 184,900 MMBtu/day and summer season capacity is 60,000 MMBtu/day. With this same pipeline, LG&E also has another contract for pipeline capacity through 2026 in the amount of 60,000 MMBtu/day during both the winter and summer seasons. LG&E has a single contract with a second pipeline with a total capacity of 20,000 MMBtu/day during both the winter and summer seasons that expires in 2023.

LG&E expects to purchase natural gas supplies for its gas distribution operations from onshore producing regions in South Texas, East Texas, North Louisiana and Arkansas, as well as gas originating in the Marcellus and Utica production areas.

(PPL, LKE, LG&E and KU)

Transmission

LG&E and KU contract with the Tennessee Valley Authority to act as their transmission reliability coordinator and contract with TranServ International, Inc. to act as their independent transmission organization.

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

KU's rates to 10 municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions). As all regulatory assets and liabilities, except regulatory assets recorded for AROs related to CCR impoundments, are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets. In April 2014, nine municipalities submitted notices of termination, under the notice period provisions, to cease taking power under the wholesale requirements contracts. Such terminations are to be effective in 2019, except in the case of one municipality that terminated service in 2017.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

In November 2016, LG&E and KU filed requests with the KPSC for increases in annual base electricity and gas rates. LG&E's and KU's applications included requests for CPCNs for implementing an Advanced Metering System program and a Distribution Automation program.

In April and May 2017, LG&E and KU, along with all intervening parties to the proceeding, filed with the KPSC, stipulation and recommendation agreements (stipulations) resolving all issues with the parties. Among other things, the proposed stipulations provided for increases in annual revenue requirements associated with LG&E base electricity rates of $59 million, LG&E base gas rates of $8 million and KU base electricity rates of $55 million, reflecting a return on equity of 9.75%, the withdrawal of LG&E's and KU's request for a CPCN for the Advanced Metering System and other changes to the revenue requirements, which dealt primarily with the timing of cost recovery, including depreciation rates.

In June 2017, the KPSC issued orders approving, with certain modifications, the proposed stipulations filed in April and May 2017. The orders modified the stipulations to provide for increases in annual revenue requirements associated with LG&E base electricity rates of $57 million, LG&E base gas rates of $7 million, KU base electricity rates of $52 million and incorporated an authorized return on equity of 9.7%. Consistent with the stipulations, the orders approved LG&E's and KU's request for implementing a Distribution Automation program and their withdrawal of a request for a CPCN for the Advanced Metering System program. The orders also approved new depreciation rates for LG&E and KU that resulted in higher depreciation of approximately $15 million ($4 million for LG&E and $11 million for KU) in 2017, exclusive of net additions to PP&E. The orders resulted in base electricity and gas rate increases of 5.2% and 2.1% at LG&E and a base electricity rate increase of 3.2% at KU. The new base rates and all elements of the orders became effective July 1, 2017. On June 23, 2017, the KPSC issued orders establishing an authorized return on equity of 9.7% for all of LG&E's and KU's existing approved ECR plans and projects, replacing the prior authorized return on equity levels of 9.8% for CCR projects and 10% for all other ECR approved projects, effective with bills issued in August 2017. The annual impact of the new authorized return for ECR projects is not expected to be significant.

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

TCJA Impact on LG&E and KU Rates

(PPL, LKE, LG&E and KU)

On December 21, 2017, Kentucky Industrial Utility Customers, Inc. submitted a complaint with the KPSC against LG&E and KU, as well as other utility companies in Kentucky, alleging that their respective rates would no longer be fair, just and reasonable following the enactment of the TCJA reducing the federal corporate tax rate from 35% to 21%. The complaint requested the KPSC to issue an order requiring LG&E and KU to begin deferring, as of January 1, 2018, the revenue requirement effect of all income tax expense savings resulting from the federal corporate income tax reduction, including the amortization of excess deferred income taxes by recording those savings in a regulatory liability account and establishing a process by which the federal corporate income tax savings will be passed back to customers.

On December 27, 2017, as a result of the complaint, the KPSC ordered LG&E and KU to satisfy or address the complaint and commence recording regulatory liabilities to reflect the reduction in the federal corporate tax rate to 21% and the associated savings in excess deferred taxes on an interim basis until utility rates are adjusted to reflect the federal tax savings.

On January 8, 2018, LG&E and KU responded to the complaint, denying certain claims in the complaint but concurring that the TCJA will result in savings for their customers. LG&E and KU have stated in their responses that the companies have recorded regulatory liabilities as of December 31, 2017 to reflect the reduction in the federal corporate tax rate and the associated savings in excess deferred taxes and will make changes to their ECR, DSM and LG&E's GLT rate mechanisms to begin providing the applicable savings to customers. LG&E and KU also offered to establish a new bill credit mechanism effective with the April 2018 billing cycle to begin distributing the tax savings associated with base rates to customers.

On January 29, 2018, LG&E and KU reached a settlement agreement to commence returning savings related to the TCJA to their customers. The savings will be distributed through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues, $69 million in LG&E electricity revenues and $17 million in LG&E gas revenues for the period January 2018 through April 2019. Ongoing tax savings are expected to also be addressed in LG&E's and KU's next Kentucky base rate case. LG&E and KU have indicated their intent to file an application for base rate changes during 2018 to be effective during spring 2019. The settlement agreement is subject to review and approval by the KPSC. An order in the proceeding may occur during the first quarter of 2018.

Additionally, on January 8, 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate.

The FERC has not issued any guidance on the effect on rates of the TCJA.

LG&E and KU cannot predict the outcome of these proceedings.

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

Details of revenues, in millions, by customer class for the years ended December 31 are shown below.

	2017		2016		2015
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Distribution
Residential	$1,351	62	$1,327	61	$1,338	63
Industrial	44	2	42	2	58	3
Commercial	349	16	338	16	377	18
Other (a)	(36)	(2)	(4)	—	(44)	(2)
Transmission	487	22	453	21	395	18
Total	$2,195	100	$2,156	100	$2,124	100

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

As a transmission owner, PPL Electric's transmission revenues are recovered through PJM and billed in accordance with a FERC-approved Open Access Transmission Tariff that allows recovery of incurred transmission costs, a return on transmission-related plant and an automatic annual update based on a formula-based rate recovery mechanism. Under this formula, rates are put into effect in June of each year based upon prior year actual expenditures and current year forecasted capital additions. Rates are then adjusted the following year to reflect actual annual expenses and capital additions, as reported in PPL Electric’s annual FERC Form 1, filed under the FERC’s Uniform System of Accounts. Any difference between the revenue requirement in effect for the prior year and actual expenditures incurred for that year is recorded as a regulatory asset or regulatory liability. Any change in the prior year PPL zonal peak load billing factor applied on January 1st of each year, will result in an increase or decrease in revenue until the next annual rate update goes into effect on June 1st of that same year.

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

Act 11 authorizes the PUC to approve two specific ratemaking mechanisms: the use of a fully projected future test year in base rate proceedings and, subject to certain conditions, the use of a DSIC. Such alternative ratemaking procedures and mechanisms provide opportunity for accelerated cost-recovery and, therefore, are important to PPL Electric as it is in a period of significant capital investment to maintain and enhance the reliability of its delivery system, including the replacement of aging assets. PPL Electric has utilized the fully projected future test year mechanism in its 2015 base rate proceeding. PPL has had the ability to utilize the DSIC recovery mechanism since July 2013.

See "Regulatory Matters - Pennsylvania Activities" in Note 6 to the Financial Statements for additional information regarding Act 129 and other legislative and regulatory impacts.

PLR

The Customer Choice Act requires Electric Distribution Companies (EDCs), including PPL Electric, or an alternative supplier approved by the PUC to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PUC regulations. In 2017, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 46% of residential, 85% of small commercial and industrial and 98% of large commercial and industrial customers. The PUC continues to favor expanding the competitive market for electricity. See "Regulatory Matters - Pennsylvania Activities - Act 129" in Note 6 to the Financial Statements for additional information.

PPL Electric's cost of electricity generation is based on a competitive solicitation process. The PUC approved PPL Electric's default service plan for the period June 2015 through May 2017, which included 4 solicitations for electricity supply held semiannually in April and October. The PUC approved PPL Electric's default service plan for the period June 2017 through May 2021, which includes a total of 8 solicitations for electricity supply held semiannually in April and October. Pursuant to both the current and future plans, PPL Electric contracts for all of the electricity supply for residential customers and commercial and industrial customers who elect to take that service from PPL Electric. These solicitations include a mix of 6- and 12-month fixed-price load-following contracts for residential and small commercial and industrial customers, and 12-

month real-time pricing contracts for large commercial and industrial customers to fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

Numerous alternative suppliers have offered to provide generation supply in PPL Electric's service territory. Since the cost of generation supply is a pass-through cost for PPL Electric, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers.

TCJA Impact on PPL Electric Rates

The PUC issued a Secretarial Letter on February 12, 2018 regarding the TCJA. The Commission is requesting comments from interested parties addressing whether the Commission should adjust current customer rates to reflect the reduced federal income tax expense and, if so, the appropriate negative surcharge or other methodology that would permit immediate adjustment to consumer rates, and whether the surcharge or other said methodology should provide that any refunds to customers due to reduced taxes be effective as of January 1, 2018. In addition, the Secretarial Letter requests certain Pennsylvania regulated utilities, including PPL Electric, to provide certain data related to the effect of the TCJA on PPL Electric’s income tax expense and rate base including whether any of the potential tax savings from the reduced federal corporate tax rate can be used for purposes other than to reduce customer rates. PPL Electric’s responses are due to the PUC not later than March 9, 2018.

The FERC has not issued any guidance on the effect on rates of the TCJA.

(PPL)

•	Corporate and Other

PPL Services provides PPL subsidiaries with administrative, management and support services. The costs of these services are charged directly to the respective recipients for the services provided or indirectly charged to applicable recipients based on an average of the recipients' relative invested capital, operation and maintenance expenses and number of employees or a ratio of overall direct and indirect costs.

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

(All Registrants)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather. As a result, the Registrants' operating results in the future may fluctuate substantially on a seasonal basis, especially when unpredictable weather conditions make such fluctuations more pronounced. The pattern of this fluctuation may change depending on the type and location of the facilities owned. See "Environmental Matters" in Note 13 to the Financial Statements for additional information regarding climate change.

FINANCIAL CONDITION

See "Financial Condition" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2018 through 2022. See Note 13 to the Financial Statements for additional information concerning the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. The EPA has issued numerous environmental regulations relating to air, water and waste that directly affect the electric power industry. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2018 through 2022. Also, see "Environmental Matters" in Note 13 to the Financial Statements for additional information and Note 6 to the Financial Statements for information related to the recovery of environmental compliance costs.

EMPLOYEE RELATIONS

At December 31, 2017, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions.

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	12,512	6,113	49%
PPL Electric	1,755	1,084	62%
LKE	3,470	782	23%
LG&E	986	660	67%
KU	910	122	13%

PPL's domestic workforce has 2,001 employees, or 34%, that are members of labor unions.

WPD has 4,112 employees who are members of labor unions (or 62% of PPL's U.K. workforce). WPD recognizes four unions, the largest of which represents 42% of its union workforce. WPD's Electricity Business Agreement, which covers 4,047 union employees, may be amended by agreement between WPD and the unions and can be terminated with 12 months' notice by either side.

CYBERSECURITY MANAGEMENT

The Registrants and their subsidiaries are subject to risks from cyber-attacks that have the potential to cause significant interruptions to the operation of their businesses. The frequency of these attempted intrusions has increased in recent years and the sources, motivations and techniques of attack continue to evolve and change rapidly. PPL has undertaken a variety of actions to monitor and address cyber-related risks. Cybersecurity and the effectiveness of PPL’s cybersecurity strategy are regular topics of discussion at Board and Audit Committee meetings. PPL's strategy for managing cyber-related risks is risk-based and, where appropriate, integrated within the company's enterprise risk management processes. PPL’s Chief Information Security Officer (CISO), who reports directly to the Chief Executive Officer, leads a dedicated cybersecurity team and is responsible for the design, implementation, and execution of cyber-risk management strategy. Among other things, the CISO and the cybersecurity team actively monitor the Registrants' systems, regularly review policies, compliance, regulations and best practices, perform penetration testing, lead response exercises and internal campaigns, and provide training and communication across the organization to strengthen secure behavior. The cybersecurity team also routinely participates in industry-wide programs to further information sharing, intelligence gathering, and unity of effort in responding to potential or actual attacks. In addition to these enterprise-wide initiatives, PPL’s Kentucky and Pennsylvania operations are subject to extensive and rigorous mandatory cybersecurity requirements that are developed and enforced by NERC and approved by FERC to protect grid security and reliability. Finally, PPL purchases insurance to protect against a wide range of costs that could be incurred in connection with cyber-related incidents. There can be no assurance, however, that these efforts will be effective to prevent interruption of services or other damage to the Registrants' businesses or operations or that PPL's insurance coverage will cover all costs incurred in connection with any cyber-related incident.
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

•
regulatory reviews of tariffs for DNOs, including the potential RIIO-EDI mid-period review currently being evaluated by Ofgem, with a decision as to whether to engage in such a review and the scope thereof to be announced in the spring of 2018;

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

PPL's earnings may be adversely affected as a result of the March 2017 formal notification by the U.K. of its intent to withdraw from the European Union.

Significant uncertainty continues to exist concerning the effects of the March 2017 formal notification by the U.K. of its intent to withdraw from the European Union, including the duration and outcome of negotiations between the U.K. and European Union as to the terms of the withdrawal. PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL’s long-term financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the European Union, although such impacts could be significant.

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

In RIIO-ED1, WPD's base demand revenue was established by Ofgem based on 2012/13 prices. Base demand revenue is subsequently adjusted to reflect any increase or decrease in RPI for each year to determine the amount of revenue WPD can collect in tariffs. The RPI is forecasted annually by HM Treasury and subject to true-up in subsequent years. Consequently, the fluctuations between forecasted and actual RPI can result in variances in base demand revenue. Although WPD also has debt that is indexed to RPI and certain components of operations and maintenance expense are affected by inflation, these may not offset changes in base demand revenue and timing of such offsets would likely not be correlated precisely with the calendar year in which the variance in demand revenue was initially incurred. Further, as RAV is indexed to RPI under U.K. rate regulations, a reduction in RPI could adversely affect a borrower's debt-to-RAV ratio, potentially limiting future borrowings at WPD's holding company.

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

Risks Related to All Segments

(All Registrants)

The operation of our businesses is subject to cyber-based security and integrity risks.

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of our transmission and distribution operations, as well as our generation plants, are all reliant on cyber-based technologies and, therefore, subject to the risk that such systems could be the target of disruptive actions, principally by terrorists or criminals, or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation. In addition, under the Energy Policy Act of 2005, users, owners and operators of the bulk power transmission system, including PPL Electric, LG&E and KU, are subject to mandatory reliability standards promulgated by NERC and SERC and enforced by FERC. As the operator of natural gas distribution systems, LG&E is also subject to mandatory reliability standards of the U.S. Department of Transportation. Failure to comply with such standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of such standards.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law, including the recent enactment of the TCJA, as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts, franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize tax benefits and tax credits. Due to the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict changes in tax law or regulation or the effect of any such changes on our businesses. Any such changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows.

The TCJA had a significant impact on our 2017 financial statements and expected future operating cash flows. We have completed or made reasonable estimates of the effects of the TCJA reflected in our December 31, 2017 financial statements, but we continue to evaluate the application of various components of the law in the calculation of income tax expense.

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

Our businesses are subject to seasonal demand cycles. For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months. As a result, our overall operating results may fluctuate substantially on a seasonal basis if weather conditions diverge adversely from seasonal norms.

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

We are involved in legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Federal Matters" in Note 6 to the Financial Statements and "Legal Matters," "Regulatory Issues" and "Environmental Matters" in Note 13 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

We are experiencing an increase in attrition due primarily to the number of retiring employees, with the risk that critical knowledge will be lost and that it may be difficult to replace departed personnel, and to attract and retain new personnel, with appropriate skills and experience, due to a declining trend in the number of available skilled workers and an increase in competition for such workers.

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

The domestic regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LG&E and KU) and transmission, distribution and other infrastructure projects, such as projects for environmental compliance and system reliability. The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•	approval, licensing and permitting;

•	land acquisition and the availability of suitable land;

•	skilled labor or equipment shortages;

•	construction problems or delays, including disputes with third-party intervenors;

•	increases in commodity prices or labor rates; and

•	contractor performance.

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

Certain regulatory initiatives have been implemented or are under development which could represent significant developments or changes in environmental regulation and compliance costs or risk associated with the combustion of coal as occurs at LG&E's and KU's coal-fired generation facilities. In particular, such developments include the federal Coal Combustion Residuals regulations governing coal by-product storage activities and the federal Effluent Limitations Guidelines governing water discharge activities. Such initiatives have the potential to require significant changes in generation portfolio composition and in coal combustion byproduct handling and disposal or water treatment and release facilities and methods from those historically used or currently available. Consequently, such developments may involve increased risks relating to the uncertain cost, efficacy and reliability of new technologies, equipment or methods. Compliance with such regulations could result in significant changes to LG&E's and KU's operations or commercial practices and material additional capital or operating expenditures. Such circumstances could also involve higher risks of compliance violations or of variations in rate or regulatory treatment when compared to existing frameworks.

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

Other

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

U.K. Regulated Segment (PPL)

For a description of WPD's service territory, see "Item 1. Business - General - Segment Information - U.K. Regulated Segment." WPD has electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners. At December 31, 2017, WPD's distribution system in the U.K. includes 1,877 substations with a total capacity of 73 million kVA, 56,080 circuit miles of overhead lines and 83,465 underground cable miles.

Kentucky Regulated Segment (PPL, LKE, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2017 was:

		LKE	LG&E		KU
Primary Fuel/Plant	Total MW Capacity Summer	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW
Coal
Ghent - Units 1- 4	1,919	1,919			100.00	1,919
Mill Creek - Units 1- 4	1,465	1,465	100.00	1,465
E.W. Brown - Units 1-3	681	681			100.00	681
Trimble County - Unit 1 (a)	493	370	75.00	370
Trimble County - Unit 2 (a)	732	549	14.25	104	60.75	445
OVEC - Clifty Creek (b)	1,164	95	5.63	66	2.50	29
OVEC - Kyger Creek (b)	956	78	5.63	54	2.50	24
	7,410	5,157		2,059		3,098
Natural Gas/Oil
E.W. Brown Unit 5 (c)	130	130	53.00	69	47.00	61
E.W. Brown Units 6 - 7	292	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (c)	484	484			100.00	484
Trimble County Units 5 - 6	318	318	29.00	92	71.00	226
Trimble County Units 7 - 10	636	636	37.00	235	63.00	401
Paddy's Run Units 11 - 12	35	35	100.00	35
Paddy's Run Unit 13	147	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24	24			100.00	24
Zorn Unit	14	14	100.00	14
Cane Run Unit 7	662	662	22.00	146	78.00	516
Cane Run Unit 11	14	14	100.00	14
	2,756	2,756		794		1,962
Hydro
Ohio Falls - Units 1-8	64	64	100.00	64
Dix Dam - Units 1-3	32	32			100.00	32
	96	96		64		32
Solar
E.W. Brown Solar (d)	8	8	39.00	3	61.00	5

Total	10,270	8,017		2,920		5,097

(a)
Trimble County Unit 1 and Trimble County Unit 2 are jointly owned with Illinois Municipal Electric Agency and Indiana Municipal Power Agency. Each owner is entitled to its proportionate share of the units' total output and funds its proportionate share of capital, fuel and other operating costs. See Note 12 to the Financial Statements for additional information.

(b)
These units are owned by OVEC. LG&E and KU have a power purchase agreement that entitles LG&E and KU to their proportionate share of these units' total output and LG&E and KU fund their proportionate share of fuel and other operating costs, including debt service. Clifty Creek is located in Indiana and Kyger Creek is located in Ohio. See Note 13 to the Financial Statements for additional information.

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

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2017, LG&E's transmission system included in the aggregate, 45 substations (31 of which are shared with the distribution system) with a total capacity of 8 million kVA and 669 pole miles of lines. LG&E's distribution system included 97 substations (31 of which are shared with the transmission system) with a total capacity of 5 million kVA, 3,892 circuit miles of overhead lines and 2,553 underground cable miles. KU's transmission system included 142 substations (60 of which are shared with the distribution system) with a total capacity of 14 million kVA and 4,066 pole miles of lines. KU's distribution system included 469 substations (60 of which are shared with the transmission system) with a total capacity of 7 million kVA, 14,016 circuit miles of overhead lines and 2,484 underground cable miles.

LG&E's natural gas transmission system includes 4,310 miles of gas distribution mains and 396 miles of gas transmission mains, consisting of 260 miles of gas transmission pipeline, 117 miles of gas transmission storage lines, 18 miles of gas combustion turbine lines and one mile of gas transmission pipeline in regulator facilities. Five underground natural gas storage fields, with a total working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to ultimate consumers. KU's service area includes an additional 11 miles of gas transmission pipeline providing gas supply to natural gas combustion turbine electricity generating units.

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

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options. In 2016, LG&E and KU received approval from the KPSC to develop a 4 MW solar share facility to service a solar share program. The solar share program is an optional, voluntary program that allows customers to subscribe capacity in the solar share facility. Construction is expected to begin, in 500-kilowatt phases, when subscription is complete. As of December 31, 2017, LG&E and KU have not yet constructed the first solar share facility and are actively marketing the program and continue to receive interest from customers.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service territory, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2017, PPL Electric's transmission system includes 49 substations with a total capacity of 28 million kVA and 5,400 circuit miles in service. PPL Electric's distribution system includes 351 substations with a total capacity of 14 million kVA, 37,195 circuit miles of overhead lines and 8,549 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 7 to the Financial Statements for additional information.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2018, there were 55,409 common stock shareowners of record.

Issuer Purchase of Equity Securities during the Fourth Quarter of 2017.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares(or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2017
November 1 to November 30, 2017
December 1 to December 31, 2017	6,956	$36.27
Total	6,956	$36.27

(1)
Represents shares of common stock withheld by PPL at the request of its executive officers to pay income taxes upon the vesting of the officer's restricted stock awards, as permitted under the terms of PPL's ICP.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $336 million in 2017 and $288 million in 2016.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests. PPL owns all of LKE's outstanding membership interests. Distributions on the membership interests are paid as determined by LKE's Board of Directors. LKE made cash distributions to PPL of $402 million in 2017 and $316 million in 2016.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $192 million in 2017 and $128 million in 2016.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $226 million in 2017 and $248 million in 2016.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2017	2016	2015	2014	2013
Income Items (in millions)
Operating revenues	$7,447	$7,517	$7,669	$7,852	$7,263
Operating income	3,068	3,048	2,831	2,867	2,561
Income from continuing operations after income taxes attributable to PPL shareowners	1,128	1,902	1,603	1,437	1,368
Income (loss) from discontinued operations (net of income taxes) (f)	—	—	(921)	300	(238)
Net income attributable to PPL shareowners (f)	1,128	1,902	682	1,737	1,130
Balance Sheet Items (in millions)
Total assets (d)	41,479	38,315	39,301	48,606	45,889
Short-term debt (d)	1,080	923	916	836	701
Long-term debt (d)	20,195	18,326	19,048	18,054	18,269
Common equity (d)	10,761	9,899	9,919	13,628	12,466
Total capitalization (d)	32,036	29,148	29,883	32,518	31,436
Financial Ratios
Return on common equity - % (d)(f)	10.9	19.2	5.8	13.0	9.8
Ratio of earnings to fixed charges (c)	3.1	3.8	2.8	2.8	2.4
Common Stock Data
Number of shares outstanding - Basic (in thousands)
Year-end	693,398	679,731	673,857	665,849	630,321
Weighted-average	685,240	677,592	669,814	653,504	608,983
Income from continuing operations after income taxes available to PPL common shareowners - Basic EPS	$1.64	$2.80	$2.38	$2.19	$2.24
Income from continuing operations after income taxes available to PPL common shareowners - Diluted EPS	$1.64	$2.79	$2.37	$2.16	$2.12
Net income available to PPL common shareowners - Basic EPS	$1.64	$2.80	$1.01	$2.64	$1.85
Net income available to PPL common shareowners - Diluted EPS	$1.64	$2.79	$1.01	$2.61	$1.76
Dividends declared per share of common stock	$1.58	$1.52	$1.50	$1.49	$1.47
Book value per share (d)	$15.52	$14.56	$14.72	$20.47	$19.78
Market price per share	$30.95	$34.05	$34.13	$36.33	$30.09
Dividend payout ratio - % (e)(f)	96	55	149	57	84
Dividend yield - % (g)	5.1	4.5	4.4	4.1	4.9
Price earnings ratio (e)(f)(g)	18.9	12.2	33.8	13.9	17.1
Sales Data - GWh
Domestic - Electric energy supplied - wholesale	2,084	2,177	2,241	2,365	2,383
Domestic - Electric energy delivered - retail	65,751	67,474	67,798	68,569	67,848
U.K. - Electric energy delivered	74,317	74,728	75,907	75,813	78,219

(a)
The earnings each year were affected by several items that management considers special. See "Results of Operations - Segment Earnings" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2017, 2016 and 2015. The earnings for 2015, 2014 and 2013 were also affected by the spinoff of PPL Energy Supply and the sale of the Montana hydroelectric generating facilities. See Note 8 to the Financial Statements for a discussion of discontinued operations in 2015.

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

(f)
2015 includes an $879 million loss on the spinoff of PPL Energy Supply, reflecting the difference between PPL's recorded value for the Supply segment and the estimated fair value determined in accordance with GAAP. 2015 also includes five months of Supply segment earnings, compared to 12 months in 2014 and 2013.

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

The following should be read in conjunction with the Registrants' Consolidated Financial Statements and the accompanying Notes. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2017 with 2016 and 2016 with 2015. For PPL, "Results of Operations" also includes "Segment Earnings" and "Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and margins is also provided.

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

Business Strategy

(All Registrants)

Following the June 1, 2015 spinoff of PPL Energy Supply, PPL completed its strategic transformation to a fully regulated business model operating seven diverse, high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky and each jurisdiction has different regulatory structures and customer classes. The Company believes this diverse portfolio provides strong earnings and dividend growth potential that will create significant value for its shareowners and positions PPL well for continued growth and success.

PPL's businesses of WPD, PPL Electric, LG&E and KU plan to achieve growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve strong, long-term growth in rate base in the U.S. and RAV in the U.K., driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and

KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities. Additionally, significant transmission rate base growth is expected through at least 2020 at PPL Electric.

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

Rate base growth in the domestic utilities is expected to result in earnings growth for the foreseeable future. In 2017, earnings from the U.K. Regulated segment declined mainly due to the unfavorable impact of lower GBP to U.S. dollar exchange rates. RAV growth is expected in the U.K. Regulated segment during the RIIO-ED1 price control period which ends on March 31, 2023 and to result in earnings growth in 2018 through at least 2020. See "Item 1. Business - Segment Information - U.K. Regulated Segment" for additional information on RIIO-ED1.

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

Earnings generated by PPL's U.K. subsidiaries are subject to foreign currency translation risk. Because WPD's earnings represent such a significant portion of PPL's consolidated earnings, PPL enters into foreign currency contracts to economically hedge the value of the GBP versus the U.S. dollar. These hedges do not receive hedge accounting treatment under GAAP. See "Financial and Operational Developments - U.K. Membership in European Union" for additional discussion of the U.K. earnings hedging activity.

The U.K. subsidiaries also have currency exposure to the U.S. dollar to the extent of their U.S. dollar denominated debt. To manage these risks, PPL generally uses contracts such as forwards, options and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.

As discussed above, a key component of this strategy is to maintain constructive relationships with regulators in all jurisdictions in which we operate (U.K., U.S. federal and state). This is supported by our strong culture of integrity and delivering on commitments to customers, regulators and shareowners, and a commitment to continue to improve our customer service, reliability and operational efficiency.

Financial and Operational Developments

U.S. Tax Reform (All Registrants)

On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the taxation of corporations, including provisions specifically applicable to regulated public utilities. The more significant changes that impact the Registrants are:

•	The reduction in the U.S. federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018;

•	The exclusion from U.S. federal taxable income of dividends from foreign subsidiaries and the associated "transition tax;"

•	Limitations on the tax deductibility of interest expense, with an exception to these limitations for regulated public utilities;

•	Full current year expensing of capital expenditures with an exception for regulated public utilities that qualify for the exception to the interest expense limitation; and

•
The continuation of certain rate normalization requirements for accelerated depreciation benefits. For non-regulated businesses, the TCJA generally provides for full expensing of property acquired after September 27, 2017.

As a result, PPL expects cash flows at its domestic utilities to decline as the benefit of the lower U.S. federal corporate income tax rate is passed through to its utility customers. In addition, as PPL is not a current federal tax payer because of available net operating loss carry forwards, there is no immediate corporate cash benefit associated with the lower tax rate. The lack of cash benefit resulted in degradation of PPL’s projected financial credit metrics. In an effort to maintain its current credit rating, PPL, among other things, currently plans to issue about $1 billion of equity in 2018. This compares to PPL's actual 2017 equity issuances of $482 million.

The changes enacted by the TCJA were recorded as an adjustment to the Registrants' deferred tax provision, and have been reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$321	$(13)	$112	$—	$—

The components of these adjustments are discussed below:

Reduction of U.S. Federal Corporate Income Tax Rate

At the date of enactment, the Registrants' deferred taxes were remeasured based upon the new U.S. federal corporate income tax rate of 21%. For PPL’s regulated entities, the changes in deferred taxes were, in large part, recorded as an offset to either a regulatory asset or regulatory liability and will be reflected in future rates charged to customers. The rate reduction on non-regulated deferred tax assets and liabilities were recorded as an adjustment to the Registrants' deferred tax provision, and have been reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$220	$(13)	$112	$—	$—

For PPL's U.S. regulated operations, reductions in accumulated deferred income tax balances due to the reduction in the U.S. federal corporate income tax rate to 21% under the provisions of the TCJA may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers over a period of time. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by the Registrants’ regulators. The Balance Sheets at December 31, 2017 reflect the increase to the Registrants' net regulatory liabilities as a result of the TCJA as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Net Increase in Regulatory Liabilities	$2,185	$1,019	$1,166	$532	$634

Transition Tax

The TCJA included a conversion from a worldwide tax system to a territorial tax system, effective January 1, 2018. In the transition to the territorial regime, a one-time transition tax was imposed on PPL’s unrepatriated accumulated foreign earnings in 2017. These earnings were treated as a taxable deemed dividend to PPL of approximately $462 million. As the PPL consolidated U.S. group had a taxable loss for 2017, inclusive of the taxable deemed dividend, the foreign tax credits associated with the deemed dividend were recorded as a deferred tax asset. However, it is expected that under the TCJA, the current and prior year foreign tax credit carryforwards will not be fully realizable.

As a result, the net deferred income tax expense impact of the deemed repatriation was $101 million and was recorded in "Income Taxes" on the PPL Statement of Income for the year ended December 31, 2017 and "Deferred tax liabilities" on the PPL Balance Sheet at December 31, 2017.

See Note 5 to the Financial Statements for additional information.

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

PPL has executed hedges to mitigate the foreign exchange risk to the Company's U.K. earnings. As of February 20, 2018, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2018 at an average rate of $1.34 per GBP, 100% hedged for 2019 at an average rate of $1.39 per GBP and 35% hedged for 2020 at an average rate of $1.46 per GBP.

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

RIIO-2 Framework Review

In July 2017, Ofgem published an open letter commencing its RIIO-2 framework review, which covers all U.K. gas and electricity, transmission and distribution price controls. The purpose of this framework review is to build on lessons learned from the current price controls and to develop a framework that will be adaptable to meeting the needs of an evolving U.K. energy sector.

The letter sets out the context for the development of the next price controls, RIIO-2, and seeks views from stakeholders on the RIIO-2 framework. Responses to the open letter were published in September 2017 and will be used to guide the full RIIO-2 framework consultation which is expected to be published in March of 2018. The promulgation of sector specific price controls will begin with the gas and electricity transmission networks, with electricity distribution price control work scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document.

The current electricity distribution price control, RIIO-ED1, continues through March 31, 2023 and will not be impacted by this RIIO-2 consultation process. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

RIIO-ED1 Mid-period Review

In December 2017, Ofgem initiated a consultation on a potential RIIO-ED1 mid-period review (MPR). The RIIO framework allows for a MPR of outputs halfway through the price control. Ofgem is consulting on three potential approaches:

•	whether to implement a MPR as currently defined;

•	whether to implement a MPR with an extension for WPD rail electrification; and

•	whether to implement a MPR with a significant extension of scope to include financial parameters.

Ofgem’s initial assessment as set forth in its December 2017 consultation publication is that a MPR as currently defined under RIIO-ED1 is not required. In addition, Ofgem recognized that the rail electrification is outside the scope of the MPR and that implementing a MPR to include financial parameters could undermine the stability of the regulatory regime. The consultation, however, requests interested party comments on those conclusions. The period for submission of comments to the consultation closed on February 2, 2018. Formal consultation responses have been submitted by PPL and WPD. A decision on whether to proceed with a MPR is expected in spring 2018. If Ofgem decides to launch a MPR, it will consult on detailed proposals in summer 2018 and any associated changes to DNO licenses would be in place by April 1, 2019. Although, PPL cannot predict the outcome of the consultation process, a MPR is not expected to have a significant impact on PPL's financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, ELGs and the Clean Power Plan. See Note 6, Note 13 and Note 19 to the Financial Statements for a discussion of these significant environmental matters. These and other stringent environmental requirements led PPL, LKE, LG&E and KU to retire approximately 800 MW of coal-fired generating plants in Kentucky, primarily in 2015. Additionally, KU anticipates retiring two older coal-fired units at the E.W. Brown plant in 2019 with a combined summer rating capacity of 272 MW.

Also as a result of the environmental requirements discussed above, LKE projects $828 million ($335 million at LG&E and $493 million at KU) in environmental capital investment over the next five years. See PPL's "Financial Condition - Forecasted Uses of Cash - Capital Expenditures", Note 6 and Note 13 for additional information.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

In November 2016, LG&E and KU filed requests with the KPSC for increases in annual base electricity and gas rates. LG&E's and KU's applications included requests for CPCNs for implementing an Advanced Metering System program and a Distribution Automation program.

In April and May 2017, LG&E and KU, along with all intervening parties to the proceeding, filed with the KPSC, stipulation and recommendation agreements (stipulations) resolving all issues with the parties. Among other things, the proposed stipulations provided for increases in annual revenue requirements associated with LG&E base electricity rates of $59 million, LG&E base gas rates of $8 million and KU base electricity rates of $55 million, reflecting a return on equity of 9.75%, the withdrawal of LG&E's and KU's request for a CPCN for the Advanced Metering System and other changes to the revenue requirements, which dealt primarily with the timing of cost recovery, including depreciation rates.

In June 2017, the KPSC issued orders approving, with certain modifications, the proposed stipulations filed in April and May 2017. The orders modified the stipulations to provide for increases in annual revenue requirements associated with LG&E base electricity rates of $57 million, LG&E base gas rates of $7 million, KU base electricity rates of $52 million and incorporated an authorized return on equity of 9.7%. Consistent with the stipulations, the orders approved LG&E's and KU's request for implementing a Distribution Automation program and their withdrawal of a request for a CPCN for the Advanced Metering System program. The orders also approved new depreciation rates for LG&E and KU that resulted in higher depreciation of approximately $15 million ($4 million for LG&E and $11 million for KU) in 2017, exclusive of net additions to PP&E. The orders resulted in base electricity and gas rate increases of 5.2% and 2.1% at LG&E and a base electricity rate increase of 3.2% at KU. The new base rates and all elements of the orders became effective July 1, 2017. On June 23, 2017, the KPSC issued orders establishing an authorized return on equity of 9.7% for all of LG&E's and KU's existing approved ECR plans and projects, replacing the prior authorized return on equity levels of 9.8% for CCR projects and 10% for all other ECR approved projects, effective with bills issued in August 2017. The annual impact of the new authorized return for ECR projects is not expected to be significant.

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

TCJA Impact on LG&E and KU Rates (PPL, LKE, LG&E and KU)

On December 21, 2017, Kentucky Industrial Utility Customers, Inc. submitted a complaint with the KPSC against LG&E and KU, as well as other utility companies in Kentucky, alleging that their respective rates would no longer be fair, just and reasonable following the enactment of the TCJA reducing the federal corporate tax rate from 35% to 21%. The complaint requested the KPSC to issue an order requiring LG&E and KU to begin deferring, as of January 1, 2018, the revenue requirement effect of all income tax expense savings resulting from the federal corporate income tax reduction, including the amortization of excess deferred income taxes by recording those savings in a regulatory liability account and establishing a process by which the federal corporate income tax savings will be passed back to customers.

On December 27, 2017, as a result of the complaint, the KPSC ordered LG&E and KU to satisfy or address the complaint and commence recording regulatory liabilities to reflect the reduction in the federal corporate tax rate to 21% and the associated savings in excess deferred taxes on an interim basis until utility rates are adjusted to reflect the federal tax savings.

On January 8, 2018, LG&E and KU responded to the complaint, denying certain claims in the complaint but concurring that the TCJA will result in savings for their customers. LG&E and KU have stated in their responses that the companies have recorded regulatory liabilities as of December 31, 2017 to reflect the reduction in the federal corporate tax rate and the associated savings in excess deferred taxes and will make changes to their ECR, DSM and LG&E's GLT rate mechanisms to begin providing the applicable savings to customers. LG&E and KU also offered to establish a new bill credit mechanism effective with the April 2018 billing cycle to begin distributing the tax savings associated with base rates to customers.

On January 29, 2018, LG&E and KU reached a settlement agreement to commence returning savings related to the TCJA to their customers. The savings will be distributed through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues, $69 million in LG&E electricity revenues and $17 million in LG&E gas revenues for the period January 2018 through April 2019. Ongoing tax savings are expected to also be addressed in LG&E's and KU's next Kentucky base rate case. LG&E and KU have indicated their intent to file an application for base rate changes during 2018 to be effective during spring 2019. The settlement agreement is subject to review and approval by the KPSC. An order in the proceeding may occur during the first quarter of 2018.

Additionally, on January 8, 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate.

The FERC has not issued any guidance on the effect on rates of the TCJA.

LG&E and KU cannot predict the outcome of these proceedings.

TCJA Impact on PPL Electric Rates (PPL and PPL Electric)

The PUC issued a Secretarial Letter on February 12, 2018 regarding the TCJA. The Commission is requesting comments from interested parties addressing whether the Commission should adjust current customer rates to reflect the reduced federal income tax expense and, if so, the appropriate negative surcharge or other methodology that would permit immediate adjustment to consumer rates, and whether the surcharge or other said methodology should provide that any refunds to customers due to reduced taxes be effective as of January 1, 2018. In addition, the Secretarial Letter requests certain Pennsylvania regulated utilities, including PPL Electric, to provide certain data related to the effect of the TCJA on PPL Electric’s income tax expense and rate base including whether any of the potential tax savings from the reduced federal corporate tax rate can be used for purposes other than to reduce customer rates. PPL Electric’s responses are due to the PUC not later than March 9, 2018.

The FERC has not issued any guidance on the effect on rates of the TCJA.

Discontinued Operations (PPL)

The operations of PPL's Supply segment prior to its June 1, 2015 spinoff are included in "Loss from Discontinued Operations (net of income taxes)" on the 2015 Statement of Income.

See Note 8 to the Financial Statements for additional information related to the spinoff of PPL Energy Supply, including the components of Discontinued Operations.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing year-to-year changes. The "Segment Earnings" and "Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings.

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

PPL: Statement of Income Analysis, Segment Earnings and Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Revenues	$7,447	$7,517	$7,669	$(70)	$(152)
Operating Expenses
Operation
Fuel	759	791	863	(32)	(72)
Energy purchases	685	706	855	(21)	(149)
Other operation and maintenance	1,635	1,745	1,938	(110)	(193)
Depreciation	1,008	926	883	82	43
Taxes, other than income	292	301	299	(9)	2
Total Operating Expenses	4,379	4,469	4,838	(90)	(369)
Other Income (Expense) - net	(255)	390	108	(645)	282
Interest Expense	901	888	871	13	17
Income Taxes	784	648	465	136	183
Income from Continuing Operations After Income Taxes	1,128	1,902	1,603	(774)	299
Loss from Discontinued Operations (net of income taxes)	—	—	(921)	—	921
Net Income	$1,128	$1,902	$682	$(774)	$1,220

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2017 vs. 2016	2016 vs. 2015
Domestic:
PPL Electric Distribution price (a)	$53	$126
PPL Electric Distribution volume	(21)	(9)
PPL Electric PLR Revenue (b)	(16)	(135)
PPL Electric Transmission Formula Rate	34	59
LKE Base rates	58	68
LKE Volumes (c)	(73)	1
LKE Fuel and other energy prices (d)	10	(81)
LKE ECR	10	39
Other	(9)	(17)
Total Domestic	46	51
U.K.:
Price	60	98
Volume	(30)	(36)
Foreign currency exchange rates	(154)	(255)
Other	8	(10)
Total U.K.	(116)	(203)
Total	$(70)	$(152)

(a)
Distribution rider prices resulted in an increase of $47 million in 2017 compared with 2016. Distribution rate case effective January 1, 2016, resulted in an increase of $160 million in 2016 compared with 2015.

(b)	Decrease in 2016 compared with 2015 was primarily due to lower energy purchase prices.

(c)	Decrease in 2017 compared with 2016 was primarily due to milder weather in 2017.

(d)	Decrease in 2016 compared with 2015 was due to lower recoveries of fuel and energy purchases due to lower commodity costs.

Fuel

Fuel decreased $32 million in 2017 compared with 2016 primarily due to a decrease in fuel usage driven by milder weather in 2017.

Fuel decreased $72 million in 2016 compared with 2015 primarily due to a decrease in market prices for coal and natural gas.

Energy Purchases

Energy purchases decreased $21 million in 2017 compared with 2016 primarily due to lower PLR prices of $17 million.

Energy purchases decreased $149 million in 2016 compared with 2015 primarily due to a $124 million decrease in PLR prices and a $12 million decrease in PLR volumes at PPL Electric and a $9 million decrease in the market price of natural gas and a $5 million decrease in natural gas volumes at LKE.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2017 vs. 2016	2016 vs. 2015
Domestic:
LKE plant operations and maintenance (a)	$(2)	$(19)
LKE pension expense	1	(12)
PPL Electric payroll-related costs	(12)	(26)
PPL Electric Act 129	9	(15)
PPL Electric contractor related expenses	(4)	7
PPL Electric vegetation management	(17)	4
PPL Electric universal service programs	(3)	3
Storm costs	4	6
Bad debts	(17)	(5)
Stock compensation expense	5	(6)
Third-party costs related to the spinoff of PPL Energy Supply (Note 8)	—	(13)
Separation benefits related to the spinoff of PPL Energy Supply (Note 8)	—	(8)
Corporate costs previously included in discontinued operations	—	8
Other	(1)	18
U.K.:
Pension expense (b)	(67)	(86)
Foreign currency exchange rates	(15)	(33)
Third-party engineering	6	(8)
Other	3	(8)
Total	$(110)	$(193)

(a)
Includes a $29 million reduction of costs in 2016 compared with 2015 due to the retirement of Cane Run and Green River coal units partially offset by $5 million of additional costs for Cane Run Unit 7 plant operations.

(b)	The decreases were primarily due to increases in expected returns on higher asset balances and lower interest costs.

Depreciation

The increase (decrease) in depreciation was due to:

	2017 vs. 2016	2016 vs. 2015
Additions to PP&E, net	$93	$76
Foreign currency exchange rates	(16)	(27)
Depreciation rates (a)	15	—
Other	(10)	(6)
Total	$82	$43

(a)	Higher depreciation rates were effective July 1, 2017 at LG&E and KU.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	2017 vs. 2016	2016 vs. 2015
State gross receipts tax (a)	$3	$11
Domestic property tax expense	4	4
Domestic capital stock tax	(6)	—
Foreign currency exchange rates	(8)	(15)
Other	(2)	2
Total	$(9)	$2

(a)	2016 increased compared with 2015 due to the settlement of a 2011 gross receipts tax audit that resulted in the reversal of $17 million of previously recognized reserves in 2015.

Other Income (Expense) - net

Other income (expense) - net decreased $645 million in 2017 compared with 2016 and increased $282 million in 2016 compared with 2015 primarily due to changes in realized and unrealized gains (losses) on foreign currency contracts to economically hedge GBP denominated earnings from WPD.

Interest Expense

The increase (decrease) in interest expense was due to:

	2017 vs. 2016	2016 vs. 2015
Long-term debt interest expense (a)	$34	$63
Short-term debt interest	7	2
Hedging activities and ineffectiveness	1	(4)
Foreign currency exchange rates	(26)	(43)
Other	(3)	(1)
Total	$13	$17

(a)	Interest expense increased in 2017 compared with 2016, primarily due to accretion on Index linked bonds at WPD and a debt issuance at PPL Electric in May 2017.

Interest expense increased in 2016 compared with 2015 primarily due to debt issuances at WPD in November 2015, LG&E and KU in September 2015 and PPL Capital Funding in May 2016 as well as higher interest rates on bonds refinanced in September 2015 at LG&E and KU.

Income Taxes

The increase (decrease) in income taxes was due to:

	2017 vs. 2016	2016 vs. 2015
Change in pre-tax income at current period tax rates	$(223)	$184
Valuation allowance adjustments (a)	20	(8)
Federal and state tax reserve adjustments (b)	—	22
Foreign income tax return adjustments	(10)	2
U.S. income tax on foreign earnings net of foreign tax credit (c)	89	(50)
Impact of U.K. Finance Acts (d)	33	42
Deferred tax impact of U.S. tax reform (e)	220	—
Stock-based compensation (f)	7	(10)
Other	—	1
Total	$136	$183

(a)
During 2017, PPL recorded an increase in valuation allowances of $23 million primarily related to foreign tax credits recorded in 2016. The future utilization of these credits is expected to be lower as a result of the TCJA.

During 2017 and 2016, PPL recorded deferred income tax expense of $16 million and $13 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.

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

(b)
During 2015, PPL recorded a $9 million income tax benefit related to a planned amendment of a prior period tax return and a $12 million income tax benefit related to the settlement of an IRS audit for the tax years 1998-2011.

(c)	During 2017, PPL recorded a federal income tax benefit of $35 million primarily attributable to UK pension contributions.

During 2017, PPL recorded deferred income tax expense of $83 million primarily related to enactment of the TCJA. The enacted tax law included a conversion from a worldwide tax system to a territorial tax system, effective January 1, 2018. In the transition to the territorial regime, a one-time transition tax was imposed on PPL’s unrepatriated accumulated foreign earnings in 2017. These earnings were treated as a taxable deemed dividend to PPL of approximately $462 million, including $205 million of foreign tax credits. As the PPL consolidated U.S. group had a taxable loss for 2017, inclusive of the taxable deemed dividend, these credits were recorded as a deferred tax asset. However, it is expected that under the TCJA, only $83 million of the $205 million of foreign tax credits will be realized in the carry forward period. Accordingly, a valuation allowance on the current year foreign tax credits in the amount of $122 million has been recorded to reflect the reduction in the future utilization of the credits. The foreign tax credits associated with the deemed repatriation result in a gross carryforward and corresponding deferred tax asset of $205 million offset by a valuation allowance of $122 million.

PPL recorded lower income taxes in 2016 compared with 2015 primarily attributable to foreign tax credit carryforwards, arising from a decision to amend prior year tax returns to claim foreign tax credits rather than deduct foreign taxes. This decision was prompted by changes to the Company's most recent business plan.

(d)
The U.K. Finance Act 2016, enacted in September 2016, reduced the U.K. statutory income tax rate effective April 1, 2020 from 18% to 17%. As a result, PPL reduced its net deferred tax liabilities and recognized a $42 million deferred income tax benefit during 2016.

The U.K. Finance Act 2015, enacted in November 2015, reduced the U.K. statutory income tax rate from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. As a result, PPL reduced its net deferred tax liabilities and recognized a $90 million deferred income tax benefit during 2015, related to both rate decreases.

(e)	During 2017, PPL recorded deferred income tax expense for the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(f)	During 2016, PPL recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 1 to the Financial Statements for additional information.

See Note 5 to the Financial Statements for additional information on income taxes.

Loss from Discontinued Operations (net of income taxes)

Loss from Discontinued Operations (net of income taxes) for 2015 includes the results of operations of PPL Energy Supply, which was spun off from PPL on June 1, 2015 and substantially represents PPL's former Supply segment. See "Discontinued Operations" in Note 8 to the Financial Statements for additional information.

Segment Earnings

PPL's net income by reportable segments were as follows:

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
U.K. Regulated	$652	$1,246	$1,121	$(594)	$125
Kentucky Regulated	286	398	326	(112)	72
Pennsylvania Regulated	359	338	252	21	86
Corporate and Other (a)	(169)	(80)	(96)	(89)	16
Discontinued Operations (b)	—	—	(921)	—	921
Net Income	$1,128	$1,902	$682	$(774)	$1,220

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. 2017 includes $97 million of additional income tax expense related to the enactment of the TCJA. See Note 5 to the Financial Statements for additional information. 2015 includes certain costs related to the spinoff of PPL Energy Supply. See Note 8 to the Financial Statements for additional information.

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

Earnings from Ongoing Operations is adjusted for the impact of special items. Special items are presented in the financial tables on an after-tax basis with the related income taxes on special items separately disclosed. Income taxes on special items, when applicable, are calculated based on the effective tax rate of the entity where the activity is recorded. Special items include:

•	Unrealized gains or losses on foreign currency economic hedges (as discussed below).

•	Spinoff of the Supply segment.

•	Gains and losses on sales of assets not in the ordinary course of business.

•	Impairment charges.

•	Significant workforce reduction and other restructuring effects.

•	Acquisition and divestiture-related adjustments.

•	Other charges or credits that are, in management's view, non-recurring or otherwise not reflective of the company's ongoing operations.

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

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
U.K. Regulated	$885	$1,015	$968	$(130)	$47
Kentucky Regulated	395	398	343	(3)	55
Pennsylvania Regulated	349	338	252	11	86
Corporate and Other	(76)	(77)	(74)	1	(3)
Earnings from Ongoing Operations	$1,553	$1,674	$1,489	$(121)	$185

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and certain acquisition-related financing costs. The U.K. Regulated segment represents 58% of PPL's Net Income for 2017 and 41% of PPL's assets at December 31, 2017.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenues	$2,091	$2,207	$2,410	$(116)	$(203)
Other operation and maintenance	272	344	477	(72)	(133)
Depreciation	230	233	242	(3)	(9)
Taxes, other than income	127	135	148	(8)	(13)
Total operating expenses	629	712	867	(83)	(155)
Other Income (Expense) - net	(261)	386	123	(647)	263
Interest Expense	397	402	417	(5)	(15)
Income Taxes	152	233	128	(81)	105
Net Income	652	1,246	1,121	(594)	125
Less: Special Items	(233)	231	153	(464)	78
Earnings from Ongoing Operations	$885	$1,015	$968	$(130)	$47

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations.

	Income Statement Line Item	2017	2016	2015
Foreign currency economic hedges, net of tax of $59, $4, ($30) (a)	Other Income (Expense) - net	$(111)	$(8)	$55
U.S. tax reform (b)	Income Taxes	(122)	—	—
Settlement of foreign currency contracts, net of tax of $0, ($108), $0 (c)	Other Income (Expense) - net	—	202	—
Change in U.K. tax rate (d)	Income Taxes	—	37	78
WPD Midlands acquisition-related adjustment, net of tax of $0, $0, ($1)	Other operation and maintenance	—	—	2
Settlement of certain income tax positions (e)	Income Taxes	—	—	18
Total		$(233)	$231	$153

(a)
Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings. 2016 includes the reversal of $310 million ($202 million after-tax) of unrealized gains related to the settlement of 2017 and 2018 contracts.

(b)	During 2017, PPL recorded deferred income tax expense for the enactment of the TCJA. See Note 5 to the Financial Statements for additional information.

(c)
In 2016, PPL settled 2017 and 2018 foreign currency contracts, resulting in $310 million of cash received ($202 million after-tax). The settlement did not have a material impact on net income as the contracts were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statement of Income. See Note 17 to the Financial Statements for additional information.

(d)
The U.K. Finance Acts of 2016 and 2015 reduced the U.K.'s statutory income tax rates. As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in 2016 and 2015. See Note 5 to the Financial Statements for additional information.

(e)	Relates to the April 2015 settlement of the IRS audit for the tax years 1998-2011. See Note 5 to the Financial Statements for additional information.

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

	2017 vs. 2016	2016 vs. 2015
U.K.
Gross margins	$30	$62
Other operation and maintenance	64	94
Depreciation	(14)	(18)
Interest expense	(21)	(28)
Other	(6)	(3)
Income taxes	11	(18)
U.S.
Interest expense and other	1	(2)
Income taxes	(10)	41
Foreign currency exchange, after-tax	(185)	(81)
Earnings from Ongoing Operations	(130)	47
Special items, after-tax	(464)	78
Net Income	$(594)	$125

U.K.

•	See "Margins - Changes in Margins" for an explanation of U.K. Gross Margins.

•
Lower other operation and maintenance expense in 2017 compared with 2016 primarily due to $67 million from higher pension income due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate.

•
Lower other operation and maintenance expense in 2016 compared with 2015 primarily due to $86 million from higher pension income due to an increase in expected returns on higher asset balances and lower interest costs due to a change in the discount rate methodology.

•	Higher depreciation expense in 2017 compared with 2016 and 2016 compared with 2015, primarily due to additions to PP&E, net of retirements.

•	Higher interest expense in 2017 compared with 2016 primarily due to higher interest expense on indexed linked bonds.

•
Higher interest expense in 2016 compared with 2015 primarily due to $16 million higher long-term debt interest expense due to a debt issuance in November 2015 and $12 million higher interest expense on indexed linked bonds.

•
Lower income taxes in 2017 compared with 2016 primarily due to decreases of $10 million related to accelerated tax deductions and $7 million from lower U.K. tax rates, partially offset by an increase of $11 million from higher pre-tax income.

•	Higher income taxes in 2016 compared with 2015 primarily due to an increase of $21 million from higher pre-tax income, partially offset by a decrease of $7 million from lower U.K. tax rates.

U.S.

•
Higher income taxes in 2017 compared with 2016 primarily due to a $37 million benefit related to foreign tax credit carryforwards in 2016, partially offset by a $29 million tax benefit on accelerated pension contributions made in the first quarter of 2017.

•	Lower income taxes in 2016 compared with 2015 primarily due to a benefit related to foreign tax credit carryforwards in 2016.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 25% of PPL's Net Income for 2017 and 35% of PPL's assets at December 31, 2017.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenues	$3,156	$3,141	$3,115	$15	$26
Fuel	759	791	863	(32)	(72)
Energy purchases	178	171	184	7	(13)
Other operation and maintenance	806	804	837	2	(33)
Depreciation	439	404	382	35	22
Taxes, other than income	65	62	57	3	5
Total operating expenses	2,247	2,232	2,323	15	(91)
Other Income (Expense) - net	(3)	(9)	(13)	6	4
Interest Expense	261	260	232	1	28
Income Taxes	359	242	221	117	21
Net Income	286	398	326	(112)	72
Less: Special Items	(109)	—	(17)	(109)	17
Earnings from Ongoing Operations	$395	$398	$343	$(3)	$55

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations.

	Income Statement Line Item	2017	2016	2015
U.S. tax reform (a)	Income Taxes	$(112)	$—	$—
Adjustment to investment, net of tax of $0, $0, $0 (b)	Other Income (Expense) - net	(1)	—	—
Settlement of indemnification agreement, net of tax of ($2), $0, $0 (c)	Other Income (Expense) - net	4	—	—
Certain income tax valuation allowances (d)	Income Taxes	—	—	(12)
LKE acquisition - related adjustment, net of tax of $0, $0, $0 (e)	Other Income (Expense) - net	—	—	(5)
Total		$(109)	$—	$(17)

(a)
During 2017, LKE recorded deferred income tax expense related to the enactment of the TCJA associated with LKE's non-regulated entities. See Note 5 to the Financial Statements for additional information.

(b)	KU recorded a write-off of an equity method investment.

(c)	Recorded at LKE and represents the settlement of a WKE indemnification. See Note 13 to the financial statements for additional information.

(d)	Recorded at LKE and represents a valuation allowance against tax credits expiring through 2020 that are more likely than not to expire before being utilized.

(e)
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

	2017 vs. 2016	2016 vs. 2015
Kentucky Gross Margins	$29	$83
Other operation and maintenance	—	42
Depreciation	(27)	(4)
Taxes, other than income	(2)	(4)
Other Income (Expense) - net	1	(1)
Interest Expense	(1)	(28)
Income Taxes	(3)	(33)
Earnings from Ongoing Operations	(3)	55
Special Items, after-tax	(109)	17
Net Income	$(112)	$72

•	See "Margins - Changes in Margins" for an explanation of Kentucky Gross Margins.

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

•	Higher depreciation expense in 2017 compared with 2016 primarily due to additions to PP&E, net of retirements, and higher depreciation rates effective July 1, 2017.

•	Higher income taxes in 2016 compared with 2015 primarily due to higher pre-tax income at current period tax rates.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 32% of PPL's Net Income for 2017 and 24% of PPL's assets at December 31, 2017.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating revenues	$2,195	$2,156	$2,124	$39	$32
Energy purchases
External	507	535	657	(28)	(122)
Intersegment	—	—	14	—	(14)
Other operation and maintenance	571	601	607	(30)	(6)
Depreciation	309	253	214	56	39
Taxes, other than income	107	105	94	2	11
Total operating expenses	1,494	1,494	1,586	—	(92)
Other Income (Expense) - net	16	17	8	(1)	9
Interest Expense	142	129	130	13	(1)
Income Taxes	216	212	164	4	48
Net Income	359	338	252	21	86
Less: Special Items	10	—	—	10	—
Earnings from Ongoing Operations	$349	$338	$252	$11	$86

The following after-tax gain, which management considers a special item, impacted the Pennsylvania Regulated segment's results and is excluded from Earnings from Ongoing Operations.

	Income Statement Line Item	2017	2016	2015
U.S. tax reform (a)	Income Taxes	$10	$—	$—
Total		$10	$—	$—

(a)	During 2017, PPL recorded a deferred income tax benefit for the enactment of the TCJA. See Note 5 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Gross Margins and the item that management considers special on separate lines and not in their respective Statement of Income line items.

	2017 vs. 2016	2016 vs. 2015
Pennsylvania Gross Margins	$31	$177
Other operation and maintenance	42	—
Depreciation	(35)	(39)
Taxes, other than income	1	(14)
Other Income (Expense) - net	(1)	9
Interest Expense	(13)	1
Income Taxes	(14)	(48)
Earnings from Ongoing Operations	11	86
Special Item, after-tax	10	—
Net Income	$21	$86

•	See "Margins - Changes in Margins" for an explanation of Pennsylvania Gross Margins.

•
Lower other operation and maintenance expense for 2017 compared with 2016 primarily due to $17 million of lower bad debt expense, $17 million of lower vegetation management expense and $12 million of lower payroll related expenses, partially offset by $19 million of higher corporate service costs allocated to PPL Electric.

•
Other operation and maintenance expense for 2016 was comparable with 2015 primarily due to $26 million of lower payroll related expenses, partially offset by $8 million of higher corporate service costs allocated to PPL Electric, $8 million of higher costs for additional work done by outside vendors and other costs, which were not individually significant in comparison to the prior year.

•
Higher depreciation expense for both periods primarily due to transmission and distribution additions placed into service related to the ongoing efforts to replace aging infrastructure and improve reliability, net of retirements.

•
Higher taxes, other than income for 2016 compared with 2015 primarily due to the settlement of a 2011 gross receipts tax audit resulting in the reversal of $17 million of previously recognized reserves in 2015.

•	Higher interest expense for 2017 compared with 2016 primarily due to the issuance of $475 million of 3.950% First Mortgage Bonds in May 2017.

•	Higher income taxes for both periods primarily due to higher pre-tax income at current period tax rates.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the years ended December 31.

	2017
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$652	$286	$359	$(169)	$1,128
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $59	(111)	—	—	—	(111)
Spinoff of the Supply segment, net of tax of ($1)	—	—	—	4	4
Other:
U.S. tax reform (a)	(122)	(112)	10	(97)	(321)
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Settlement of indemnification agreement, net of tax of ($2)	—	4	—	—	4
Total Special Items	(233)	(109)	10	(93)	(425)
Earnings from Ongoing Operations	$885	$395	$349	$(76)	$1,553

(a)	During 2017, PPL recorded deferred income tax (expense) benefit related to the enactment of the TCJA. See Note 5 to the Financial Statements for additional information.

	2016
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$1,246	$398	$338	$(80)	$1,902
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $4	(8)	—	—	—	(8)
Spinoff of the Supply segment, net of tax of $2	—	—	—	(3)	(3)
Other:
Settlement of foreign currency contracts, net of tax of ($108)	202	—	—	—	202
Change in U.K. tax rate	37	—	—	—	37
Total Special Items	231	—	—	(3)	228
Earnings from Ongoing Operations	$1,015	$398	$338	$(77)	$1,674

	2015
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Discontinued Operations	Total
Net Income	$1,121	$326	$252	$(96)	$(921)	$682
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($30)	55	—	—	—	—	55
Spinoff of the Supply segment:
Discontinued operations, net of tax of $30	—	—	—	—	(921)	(921)
Transition and transaction costs, net of tax of $6	—	—	—	(12)	—	(12)
Employee transitional services, net of tax of $2	—	—	—	(5)	—	(5)
Separation benefits, net of tax of $3	—	—	—	(5)	—	(5)
Other
Change in U.K. tax rate	78	—	—	—	—	78
Settlement of certain income tax positions	18	—	—	—	—	18
WPD Midlands acquisition-related adjustment, net of tax of ($1)	2	—	—	—	—	2
Certain income tax valuation allowances	—	(12)	—	—	—	(12)
LKE acquisition-related adjustment, net of tax of $0	—	(5)	—	—	—	(5)
Total Special Items	153	(17)	—	(22)	(921)	(807)
Earnings from Ongoing Operations	$968	$343	$252	$(74)	$—	$1,489

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

•
"Pennsylvania Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129 and Universal Service program costs), "Depreciation" (which is primarily related to the Act 129 Smart Meter program) and "Taxes, other than income," (which is primarily gross receipts tax) on the Statements of Income. This performance measure includes PLR energy purchases by PPL Electric from PPL EnergyPlus, which are reflected in "Energy purchases from affiliate" in the 2015 reconciliation table. As a result of the June 2015 spinoff of PPL Energy Supply and the formation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are reflected in "Energy Purchases" in the reconciliation tables. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
U.K. Regulated
U.K. Gross Margins	$1,952	$2,067	$2,243	$(115)	$(176)
Impact of changes in foreign currency exchange rates				(145)	(238)
U.K. Gross Margins excluding impact of foreign currency exchange rates				$30	$62

Kentucky Regulated
Kentucky Gross Margins
LG&E	$910	$887	$867	$23	$20
KU	1,128	1,122	1,059	6	63
Total Kentucky Gross Margins	$2,038	$2,009	$1,926	$29	$83

Pennsylvania Regulated
Pennsylvania Gross Margins
Distribution	$958	$960	$842	$(2)	$118
Transmission	487	454	395	33	59
Total Pennsylvania Gross Margins	$1,445	$1,414	$1,237	$31	$177

U.K. Gross Margins

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased in 2017 compared with 2016 primarily due to $81 million from the April 1, 2016 price increase, partially offset by $30 million from lower volumes and $21 million from the April 1, 2017 price decrease, which includes lower true-up mechanisms partially offset by higher base demand revenue.

U.K. Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased in 2016 compared with 2015 primarily due to $166 million from the April 1, 2016 price increase, which included $39 million of the recovery of prior customer rebates, and $21 million of other revenue adjustments in the first quarter of 2016, partially offset by $89 million from the April 1, 2015 price decrease resulting from the commencement of RIIO-ED1 and $36 million from lower volumes.

Kentucky Gross Margins

Kentucky Gross Margins increased in 2017 compared with 2016 primarily due to higher base rates of $58 million ($32 million at LG&E and $26 million at KU) and gas cost recoveries added to base rates of $5 million at LG&E, partially offset by $41 million of lower sales volumes due to milder weather in 2017 ($15 million at LG&E and $26 million at KU).

The increases in base rates were the result of new rates approved by the KPSC effective July 1, 2017. The gas cost recoveries added to base rates were the result of the transfer of certain GLT expenses into base rates as a result of the 2016 Kentucky rate case. This transfer results in depreciation and other operation and maintenance expenses associated with the GLT program being excluded from margins in the second half of 2017, while the recovery of such costs remain in Kentucky Gross Margins through base rates.

Kentucky Gross Margins increased in 2016 compared with 2015 primarily due to higher base rates of $68 million ($4 million at LG&E and $64 million at KU) and returns on additional environmental capital investments of $13 million at LG&E. The increases in base rates were the result of new rates approved by the KPSC effective July 1, 2015.

Pennsylvania Gross Margins

Distribution

Distribution margins decreased in 2017 compared with 2016 primarily due to $10 million of lower electricity sales volumes due to milder weather in 2017, partially offset by $7 million of returns on additional Smart Meter capital investments.

Distribution margins increased in 2016 compared with 2015 primarily due to $121 million of higher base rates, effective January 1, 2016 as a result of the 2015 rate case.

Transmission

Transmission margins increased in 2017 compared with 2016 primarily due to an increase of $51 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by a $17 million decrease as a result of a lower PPL zonal peak load billing factor which affected transmission revenue in the first five months of 2017.

Transmission margins increased in 2016 compared with 2015 primarily due to returns on additional capital investments focused on replacing aging infrastructure and improving reliability.

Reconciliation of Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31.

	2017
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,050	(c)	$3,156	$2,195	$46	$7,447
Operating Expenses
Fuel	—		759	—	—	759
Energy purchases	—		178	507	—	685
Other operation and maintenance	98		111	120	1,306	1,635
Depreciation	—		64	21	923	1,008
Taxes, other than income	—		6	102	184	292
Total Operating Expenses	98		1,118	750	2,413	4,379
Total	$1,952		$2,038	$1,445	$(2,367)	$3,068

	2016
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,165	(c)	$3,141	$2,156	$55	$7,517
Operating Expenses
Fuel	—		791	—	—	791
Energy purchases	—		171	535	—	706
Other operation and maintenance	98		109	108	1,430	1,745
Depreciation	—		56	—	870	926
Taxes, other than income	—		5	99	197	301
Total Operating Expenses	98		1,132	742	2,497	4,469
Total	$2,067		$2,009	$1,414	$(2,442)	$3,048

	2015
	U.K. Gross Margins		Kentucky Gross Margins	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,364	(c)	$3,115	$2,124	$66	$7,669
Operating Expenses
Fuel	—		863	—	—	863
Energy purchases	—		184	657	14	855
Energy purchases from affiliate	—		—	14	(14)	—
Other operation and maintenance	121		100	114	1,603	1,938
Depreciation	—		38	—	845	883
Taxes, other than income	—		4	102	193	299
Total Operating Expenses	121		1,189	887	2,641	4,838
Total	$2,243		$1,926	$1,237	$(2,575)	$2,831

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

(c)	2017, 2016 and 2015 exclude $41 million, $42 million and $46 million of ancillary activity revenues.

2018 Outlook

(PPL)

Higher net income is projected in 2018 compared with 2017. The increase in net income reflects the 2017 unfavorable impact of U.S. tax reform and unrealized losses on foreign currency economic hedges. Excluding these 2017 special items, the increase is primarily attributable to increases in the U.K. Regulated and Pennsylvania Regulated segments. The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Higher net income is projected in 2018 compared with 2017. The increase in net income reflects the 2017 unfavorable impact of U.S. tax reform and unrealized losses on foreign currency economic hedges. Excluding these 2017 special items, the increase is expected to be driven primarily by higher assumed GBP exchange rates and higher pension income, partially offset by higher taxes.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Higher net income is projected in 2018 compared with 2017, which reflects the 2017 unfavorable impact of U.S. tax reform.
Excluding this 2017 special item, earnings in 2018 compared with 2017 are projected to be lower, driven primarily by higher operation and maintenance expense, higher depreciation expense, higher interest expense and a lower tax shield on holding company interest and expenses, partially offset by an assumed return to normal weather and higher base electricity and gas rates effective July 1, 2017.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Higher net income is projected in 2018 compared with 2017, driven primarily by higher transmission earnings and lower operation and maintenance expense, partially offset by higher depreciation expense and higher interest expense.

(PPL's Corporate and Other Category)

Lower costs are projected in 2018 compared with 2017, which reflects the 2017 unfavorable impact of U.S. tax reform. Excluding this 2017 special item, costs are projected to be flat in 2018 compared to 2017, due to a lower tax shield on holding company interest expense offset by lower financing costs.

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

PPL Electric: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Revenues	$2,195	$2,156	$2,124	$39	$32
Operating Expenses
Operation
Energy purchases	507	535	657	(28)	(122)
Energy purchases from affiliate	—	—	14	—	(14)
Other operation and maintenance	571	599	607	(28)	(8)
Depreciation	309	253	214	56	39
Taxes, other than income	107	105	94	2	11
Total Operating Expenses	1,494	1,492	1,586	2	(94)
Other Income (Expense) - net	11	17	8	(6)	9
Interest Income from Affiliate	5	—	—	5	—
Interest Expense	142	129	130	13	(1)
Income Taxes	213	212	164	1	48
Net Income	$362	$340	$252	$22	$88

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2017 vs. 2016	2016 vs. 2015
Distribution Price (a)	$53	$126
Distribution volume	(21)	(9)
PLR (b)	(16)	(135)
Transmission Formula Rate	34	59
Other	(11)	(9)
Total	$39	$32

(a)
Distribution rider prices resulted in an increase of $47 million in 2017 compared with 2016. Distribution rate case effective January 1, 2016, resulted in an increase of $160 million in 2016 compared with 2015.

(b)	Decrease in 2016 compared with 2015 was primarily due to lower energy purchase prices as described below.

Energy Purchases

Energy purchases decreased $28 million in 2017 compared with 2016 and $122 million in 2016 compared with 2015 primarily due to lower PLR prices.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased $14 million in 2016 compared with 2015 as a result of the June 1, 2015 PPL Energy Supply spinoff.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2017 vs. 2016	2016 vs. 2015
Act 129	$9	$(15)
Universal service programs	(3)	3
Contractor-related expenses	(4)	7
Vegetation management	(17)	4
Payroll-related costs	(12)	(26)
Corporate service costs	19	8
Storm costs	5	9
Bad debts	(17)	(4)
Environmental costs	—	(6)
Other	(8)	12
Total	$(28)	$(8)

Depreciation

Depreciation increased by $56 million in 2017 compared with 2016 primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Depreciation increased by $39 million in 2016 compared with 2015 primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

Taxes, Other Than Income

Taxes, other than income increased by $11 million in 2016 compared with 2015 primarily due to the settlement of a 2011 gross receipts tax audit that resulted in the reversal of $17 million of previously recognized reserves in 2015.

Interest Expense

Interest expense increased $13 million in 2017 compared with 2016, primarily due to the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds due 2047.

Income Taxes

The increase (decrease) in income taxes was due to:

	2017 vs. 2016	2016 vs. 2015
Change in pre-tax income at current period tax rates	$10	$58
Depreciation not normalized	—	(5)
Deferred tax impact of U.S. tax reform (a)	(13)	—
Stock-based compensation (b)	4	(6)
Other	—	1
Total	$1	$48

(a)	During 2017, PPL Electric recorded a deferred income tax benefit related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(b)
During 2016, PPL Electric recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 1 to the Financial Statements for additional information.

See Note 5 to the Financial Statements for additional information on income taxes.

Earnings

	2017	2016	2015
Net Income	$362	$340	$252
Special item, gain (loss), after-tax	10	—	—

Excluding special items, earnings increased in 2017 compared with 2016, primarily due to lower operation and maintenance expense and higher transmission margins from additional capital investments, partially offset by a lower PPL zonal peak load billing factor, lower distribution sales volumes due to unfavorable weather, higher depreciation expense, higher interest expense and higher income taxes.

Earnings increased in 2016 compared with 2015, primarily due to higher base electricity rates for distribution effective January 1, 2016, and higher transmission margins from additional capital investments, partially offset by higher depreciation expense and the release of a gross receipts tax reserve in 2015.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Gross Margins and an item that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	2017 vs. 2016	2016 vs. 2015
Pennsylvania Gross Margins	$31	$177
Other operation and maintenance	40	2
Depreciation	(35)	(39)
Taxes, other than income	1	(14)
Other Income (Expense) - net	(1)	9
Interest Expense	(13)	1
Income Taxes	(11)	(48)
Special Item, after-tax	10	—
Net Income	$22	$88

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

	2017			2016
	PA Gross Margins	Other (a)	Operating Income (b)	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,195	$—	$2,195	$2,156	$—	$2,156
Operating Expenses
Energy purchases	507	—	507	535	—	535
Other operation and maintenance	120	451	571	108	491	599
Depreciation	21	288	309	—	253	253
Taxes, other than income	102	5	107	99	6	105
Total Operating Expenses	750	744	1,494	742	750	1,492
Total	$1,445	$(744)	$701	$1,414	$(750)	$664

	2015
	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,124	$—	$2,124
Operating Expenses
Energy purchases	657	—	657
Energy purchases from affiliate	14	—	14
Other operation and maintenance	114	493	607
Depreciation	—	214	214
Taxes, other than income	102	(8)	94
Total Operating Expenses	887	699	1,586
Total	$1,237	$(699)	$538

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Revenues	$3,156	$3,141	$3,115	$15	$26
Operating Expenses
Operation
Fuel	759	791	863	(32)	(72)
Energy purchases	178	171	184	7	(13)
Other operation and maintenance	806	804	837	2	(33)
Depreciation	439	404	382	35	22
Taxes, other than income	65	62	57	3	5
Total Operating Expenses	2,247	2,232	2,323	15	(91)
Other Income (Expense) - net	(3)	(9)	(8)	6	(1)
Interest Expense	197	197	178	—	19
Interest Expense with Affiliate	18	17	3	1	14
Income Taxes	375	257	239	118	18
Net Income	$316	$429	$364	$(113)	$65

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2017 vs. 2016	2016 vs. 2015
Base rates	$58	$68
Volumes (a)	(73)	1
Fuel and other energy prices (b)	10	(81)
ECR	10	39
Other	10	(1)
Total	$15	$26

(a)	Decrease in 2017 compared with 2016 was primarily due to milder weather in 2017.

(b)	Decrease in 2016 compared with 2015 was due to lower recoveries of fuel due to lower commodity costs.

Fuel

Fuel decreased $32 million in 2017 compared with 2016 primarily due to a decrease in fuel usage driven by milder weather in 2017.

Fuel decreased $72 million in 2016 compared with 2015 primarily due to a decrease in market prices for coal and natural gas.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2017 vs. 2016	2016 vs. 2015
Plant operations and maintenance (a)	$(2)	$(19)
Pension expense	1	(12)
Timing and scope of scheduled generation maintenance outages	(1)	(5)
Storm costs	(1)	(3)
Bad debts	—	(1)
Energy efficiency programs	—	5
Other	5	2
Total	$2	$(33)

(a)
Decrease in 2016 compared with 2015 was due to a $29 million reduction of costs in 2016 due to the retirement of Cane Run and Green River coal units partially offset by $5 million of additional costs for Cane Run Unit 7 plant operations.

Depreciation

Depreciation increased $35 million in 2017 compared with 2016 primarily due to a $19 million increase related to additions to PP&E, net of retirements, and a $15 million increase related to higher depreciation rates effective July 1, 2017.

Depreciation increased $22 million in 2016 compared with 2015 due to additions to PP&E, net of retirements.

Income Taxes

The increase (decrease) in income taxes was due to:

	2017 vs. 2016	2016 vs. 2015
Change in pre-tax income at current period tax rates	$2	$32
Certain income tax valuation allowances	—	(12)
U.S. tax reform (a)	112	—
Other	4	(2)
Total	$118	$18

(a)	During 2017, LKE recorded deferred tax expense related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA associated with LKE's non-regulated entities.

See Note 5 to the Financial Statements for additional information on income taxes.

Earnings

	2017	2016	2015
Net Income	$316	$429	$364
Special items, gains (losses), after-tax	(109)	—	(12)

Excluding special items, earnings decreased in 2017 compared with 2016 primarily due to lower sales volumes driven by milder weather in 2017 and higher depreciation expense, partially offset by higher base electricity and gas rates effective July 1, 2017.

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

	2017 vs. 2016	2016 vs. 2015
Margins	$29	$83
Other operation and maintenance	—	42
Depreciation	(27)	(4)
Taxes, Other than income	(2)	(4)
Other Income (Expense) - net	1	(1)
Interest Expense	(1)	(33)
Income Taxes	(4)	(30)
Special items, gains (losses), after-tax (a)	(109)	12
Net Income	$(113)	$65

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special items.

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

	2017			2016
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$3,156	$—	$3,156	$3,141	$—	$3,141
Operating Expenses
Fuel	759	—	759	791	—	791
Energy purchases	178	—	178	171	—	171
Other operation and maintenance	111	695	806	109	695	804
Depreciation	64	375	439	56	348	404
Taxes, other than income	6	59	65	5	57	62
Total Operating Expenses	1,118	1,129	2,247	1,132	1,100	2,232
Total	$2,038	$(1,129)	$909	$2,009	$(1,100)	$909

	2015
	Margins	Other (a)	Operating Income (b)
Operating Revenues	$3,115	$—	$3,115
Operating Expenses
Fuel	863	—	863
Energy purchases	184	—	184
Other operation and maintenance	100	737	837
Depreciation	38	344	382
Taxes, other than income	4	53	57
Total Operating Expenses	1,189	1,134	2,323
Total	$1,926	$(1,134)	$792

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Revenues
Retail and wholesale	$1,422	$1,406	$1,407	$16	$(1)
Electric revenue from affiliate	31	24	37	7	(13)
Total Operating Revenues	1,453	1,430	1,444	23	(14)
Operating Expenses
Operation
Fuel	292	301	329	(9)	(28)
Energy purchases	160	153	166	7	(13)
Energy purchases from affiliates	10	14	20	(4)	(6)
Other operation and maintenance	355	355	377	—	(22)
Depreciation	183	170	162	13	8
Taxes, other than income	33	32	28	1	4
Total Operating Expenses	1,033	1,025	1,082	8	(57)
Other Income (Expense) - net	(5)	(5)	(6)	—	1
Interest Expense	71	71	57	—	14
Income Taxes	131	126	114	5	12
Net Income	$213	$203	$185	$10	$18

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2017 vs. 2016	2016 vs. 2015
Base rates	$32	$4
Volumes (a)	(20)	(8)
Fuel and other energy prices (b)	—	(36)
ECR	5	26
Other	6	—
Total	$23	$(14)

(a)	Decrease in 2017 compared with 2016 was primarily due to milder weather in 2017.

(b)	Decrease in 2016 compared with 2015 was due to lower recoveries of fuel due to lower commodity costs.

Fuel

Fuel decreased $28 million in 2016 compared with 2015 primarily due to a $24 million decrease in market prices for coal and natural gas.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2017 vs. 2016	2016 vs. 2015
Plant operations and maintenance (a)	$(1)	$(21)
Pension expense	1	(6)
Timing and scope of scheduled generation maintenance outages	—	3
Storm costs	(1)	(2)
Energy efficiency programs	—	2
Other	1	2
Total	$—	$(22)

(a)	Decrease in 2016 compared with 2015 was due to a $23 million reduction of costs in 2016 due to the retirement of Cane Run coal units.

Interest Expense

Interest expense increased $14 million in 2016 compared with 2015 primarily due to the issuance of $300 million of incremental First Mortgage Bonds in September 2015 and higher interest rates on $250 million of First Mortgage Bonds refinanced by LG&E.

Earnings

	2017	2016	2015
Net Income	$213	$203	$185
Special items, gains (losses), after-tax (a)	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings in 2017 compared with 2016 increased primarily due to higher base electricity and gas rates effective July 1, 2017, partially offset by lower sales volumes driven by milder weather in 2017 and higher depreciation expense.

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

	2017 vs. 2016	2016 vs. 2015
Margins	$23	$20
Other operation and maintenance	2	23
Depreciation	(10)	3
Taxes, other than income	—	(3)
Other Income (Expense) - net	—	1
Interest Expense	—	(14)
Income Taxes	(5)	(12)
Net Income	$10	$18

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

	2017			2016
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,453	$—	$1,453	$1,430	$—	$1,430
Operating Expenses
Fuel	292	—	292	301	—	301
Energy purchases	170	—	170	167	—	167
Other operation and maintenance	45	310	355	43	312	355
Depreciation	32	151	183	29	141	170
Taxes, other than income	4	29	33	3	29	32
Total Operating Expenses	543	490	1,033	543	482	1,025
Total	$910	$(490)	$420	$887	$(482)	$405

	2015
	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,444	$—	$1,444
Operating Expenses
Fuel	329	—	329
Energy purchases	186	—	186
Other operation and maintenance	42	335	377
Depreciation	18	144	162
Taxes, other than income	2	26	28
Total Operating Expenses	577	505	1,082
Total	$867	$(505)	$362

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Operating Revenues
Retail and wholesale	$1,734	$1,735	$1,708	$(1)	$27
Electric revenue from affiliate	10	14	20	(4)	(6)
Total Operating Revenues	1,744	1,749	1,728	(5)	21
Operating Expenses
Operation
Fuel	467	490	534	(23)	(44)
Energy purchases	18	18	18	—	—
Energy purchases from affiliates	31	24	37	7	(13)
Other operation and maintenance	424	424	435	—	(11)
Depreciation	255	234	220	21	14
Taxes, other than income	32	30	29	2	1
Total Operating Expenses	1,227	1,220	1,273	7	(53)
Other Income (Expense) - net	(3)	(5)	1	2	(6)
Interest Expense	96	96	82	—	14
Income Taxes	159	163	140	(4)	23
Net Income	$259	$265	$234	$(6)	$31

Operating Revenue

The increase (decrease) in operating revenue was due to:

	2017 vs. 2016	2016 vs. 2015
Base rates	$26	$64
Volumes (a)	(48)	(8)
Fuel and other energy prices (b)	8	(47)
ECR	5	13
Other	4	(1)
Total	$(5)	$21

(a)	Decrease in 2017 compared with 2016 was primarily due to milder weather in 2017.

(b)	Decrease in 2016 compared with 2015 was due to lower recoveries of fuel due to lower commodity costs.

Fuel

Fuel decreased $23 million in 2017 compared with 2016 primarily due to a $31 million decrease in fuel usage driven by milder weather in 2017, partially offset by an $8 million increase in market prices for natural gas.

Fuel decreased $44 million in 2016 compared with 2015 primarily due to a $46 million decrease in market prices for coal and natural gas.

Depreciation

Depreciation increased $21 million in 2017 compared with 2016 primarily due to an $11 million increase related to higher depreciation rates effective July 1, 2017, and a $9 million increase related to additions to PP&E, net of retirements.

Income Taxes

Income taxes increased $23 million in 2016 compared with 2015 primarily due to higher pre-tax income at current period tax rates.

See Note 5 to the Financial Statements for additional information on income taxes.

Earnings

	2017	2016	2015
Net Income	$259	$265	$234
Special items, gains (losses), after tax	(1)	—	—

Excluding special items, earnings in 2017 compared with 2016 decreased primarily due to lower electricity sales volumes driven by milder weather in 2017 and higher depreciation expense, partially offset by higher base electricity rates effective July 1, 2017.

Excluding special items, earnings in 2016 compared with 2015 increased primarily due to higher base electricity rates effective July 1, 2015 and lower other operation and maintenance expense partially offset by higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins on separate line and not in their respective Statement of Income line items.

	2017 vs. 2016	2016 vs. 2015
Margins	$6	$63
Other operation and maintenance	—	19
Depreciation	(16)	(7)
Taxes, Other than income	(2)	(1)
Other Income (Expense) - net	3	(6)
Interest Expense	—	(14)
Income Taxes	4	(23)
Special items, gains (losses), after-tax (a)	(1)	—
Net Income	$(6)	$31

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2017			2016
	Margins	Other (a)	Operating Income (b)	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,744	$—	$1,744	$1,749	$—	$1,749
Operating Expenses
Fuel	467	—	467	490	—	490
Energy purchases	49	—	49	42	—	42
Other operation and maintenance	66	358	424	66	358	424
Depreciation	32	223	255	27	207	234
Taxes, other than income	2	30	32	2	28	30
Total Operating Expenses	616	611	1,227	627	593	1,220
Total	$1,128	$(611)	$517	$1,122	$(593)	$529

	2015
	Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,728	$—	$1,728
Operating Expenses
Fuel	534	—	534
Energy purchases	55	—	55
Other operation and maintenance	58	377	435
Depreciation	20	200	220
Taxes, other than income	2	27	29
Total Operating Expenses	669	604	1,273
Total	$1,059	$(604)	$455

(a)	Represents amounts excluded from Margins.

(b)	As reported on the Statements of Income.

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

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
December 31, 2017
Cash and cash equivalents	$485	$49	$30	$15	$15
Short-term debt	1,080	—	244	199	45
Long-term debt due within one year	348	—	98	98	—
Notes payable with affiliates		—	225	—	—

December 31, 2016
Cash and cash equivalents	$341	$13	$13	$5	$7
Short-term debt	923	295	185	169	16
Long-term debt due within one year	518	224	194	194	—
Notes payable with affiliates		—	163	—	—

December 31, 2015
Cash and cash equivalents	$836	$47	$30	$19	$11
Short-term debt	916	—	265	142	48
Long-term debt due within one year	485	—	25	25	—
Notes payables with affiliates		—	54	—	—

(a)
At December 31, 2017, $58 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 5 to the Financial Statements for additional information on undistributed earnings of WPD.

(PPL)

The Statements of Cash Flows separately report the cash flows of the discontinued operations. The "Operating Activities," "Investing Activities" and "Financing Activities" sections below include only the cash flows of continuing operations.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2017
Operating activities	$2,461	$880	$1,099	$512	$634
Investing activities	(3,156)	(1,252)	(888)	(458)	(428)
Financing activities	824	408	(194)	(44)	(198)

2016
Operating activities	$2,890	$872	$1,027	$482	$606
Investing activities	(2,918)	(1,130)	(790)	(439)	(349)
Financing activities	(439)	224	(254)	(57)	(261)

2015
Operating activities	$2,272	$602	$1,063	$554	$608
Investing activities	(3,439)	(1,108)	(1,203)	(689)	(512)
Financing activities	482	339	149	144	(96)

2017 vs. 2016 Change
Operating activities	$(429)	$8	$72	$30	$28
Investing activities	(238)	(122)	(98)	(19)	(79)
Financing activities	1,263	184	60	13	63

2016 vs. 2015 Change
Operating activities	$618	$270	$(36)	$(72)	$(2)
Investing activities	521	(22)	413	250	163
Financing activities	(921)	(115)	(403)	(201)	(165)

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2017 vs. 2016
Change - Cash Provided (Used):
Net income	$(774)	$22	$(113)	$10	$(6)
Non-cash components	363	100	31	(8)	42
Working capital	38	(87)	93	(33)	(14)
Defined benefit plan funding	(138)	(24)	50	42	(3)
Other operating activities	82	(3)	11	19	9
Total	$(429)	$8	$72	$30	$28

2016 vs. 2015
Change - Cash Provided (Used):
Net income	$299	$88	$65	$18	$31
Non-cash components	195	40	66	20	(20)
Working capital	47	101	(206)	(100)	(51)
Defined benefit plan funding	72	33	(15)	(20)	1
Other operating activities	5	8	54	10	37
Total	$618	$270	$(36)	$(72)	$(2)

(PPL)

PPL had a $429 million decrease in cash provided by operating activities from continuing operations in 2017 compared with 2016.

•
Net income declined $774 million between periods and included net non-cash benefits of $363 million. The increase in net non-cash benefits was primarily due to an increase in unrealized losses on hedging activities, an increase in deferred income taxes (primarily due to the impact of the TCJA) and an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, and higher depreciation rates at LG&E and KU effective July 1, 2017, partially offset by the impact of foreign currency at WPD), partially offset by an increase in the U.K. net periodic defined benefit credits (primarily due to a decrease in the U.K. pension plan discount rates used to calculate the interest cost component of the net periodic defined benefit costs (credits) and increase in expected returns).

•
The $38 million increase in cash from changes in working capital was primarily due a decrease in net regulatory assets and liabilities (due to timing of rate recovery mechanisms), a decrease in fuel, materials and supplies (primarily due to a decrease in fuel purchases due to lower generation driven by milder weather in 2017 compared to 2016) and a decrease in unbilled revenue (primarily due to lower growth in volumes in 2017 compared to 2016), partially offset by a decrease in accounts payable (due to timing of payments), a decrease in taxes payable (primarily due to the timing of payments) and an increase in accounts receivable.

•	Defined benefit plan funding was $138 million higher in 2017. The increase was primarily due to the acceleration of WPD's contributions to its U.K. pension plans.

PPL had a $618 million increase in cash provided by operating activities from continuing operations in 2016 compared with 2015.

•
Net income improved by $299 million between the periods. This included an additional $195 million of net non-cash benefits, including a $132 million increase in deferred income taxes and $96 million of lower unrealized gains on hedging activity (primarily due to the settlement of hedges in the third quarter of 2016) partially offset by a $96 million increase in defined benefit plan income (primarily due to an increase in estimated returns on higher asset balances and lower interest costs due to a change in the discount rate for the U.K. pension plans).

•
The $47 million increase in cash from changes in working capital was primarily due to an increase in taxes payable (due to timing of payments) and an increase in accounts payable (primarily due to timing of payments), partially offset by an increase in unbilled revenues (primarily due to favorable weather compared to December 2015), an increase in net regulatory assets/liabilities (due to timing of rate recovery mechanisms) and an increase in accounts receivable (primarily due to increased volumes and favorable weather in 2016).

•	Defined benefit plan funding was $72 million lower in 2016.

(PPL Electric)

PPL Electric had an $8 million increase in cash provided by operating activities in 2017 compared with 2016.

•
Net income improved by $22 million between the periods. This included an additional $100 million of net non-cash benefits primarily due to a $56 million increase in depreciation expense (primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements) and a $37 million increase in deferred income taxes (primarily due to book versus tax plant timing differences).

•
The $87 million decrease in cash from changes in working capital was primarily due to an increase in accounts receivable (primarily due to a 2017 federal income tax benefit refund, not yet received), a decrease in accounts payable (primarily due to timing of payments) and an increase in prepayments (primarily due to an increase in the 2017 gross receipts tax prepayment compared to 2016), partially offset by an decrease in net regulatory assets and liabilities (due to timing of rate recovery mechanisms) and a decrease in unbilled revenue (primarily due to lower growth in volumes in 2017 compared to 2016).

•	Pension funding was $24 million higher in 2017 due to contributions made in 2017 to the PPL Retirement Plan.

PPL Electric had an $270 million increase in cash provided by operating activities in 2016 compared with 2015.

•
Net income improved by $88 million between the periods. This included an additional $40 million of net non-cash benefits primarily due to a $39 million increase in depreciation expense (primarily due to the replacement of aging infrastructure and to ensure system reliability).

•
The $101 million increase in cash from changes in working capital was primarily due to an increase in accounts payable (primarily due to timing of payments), an increase in taxes payable (primarily due to timing of payments) and a decrease in prepayments (primarily due to higher tax payments in 2015), partially offset by an increase in net regulatory assets and liabilities (due to timing of rate recovery mechanisms), an increase in unbilled revenues (primarily due to higher volumes and favorable weather compared to December 2015) and an increase in accounts receivable.

•	Pension funding was $33 million lower in 2016.

(LKE)

LKE had a $72 million increase in cash provided by operating activities in 2017 compared with 2016.

•
Net income declined by $113 million and included an increase of $31 million of net non-cash charges primarily due to a $35 million increase in depreciation expense and a $3 million increase in deferred income taxes due to the impact of the TCJA, largely offset by book versus tax plant timing differences and reduced benefit from net operating losses.

•
The increase in cash from changes in working capital was driven primarily by an increase in other current liabilities due to customer advances and the timing of payments, a decrease in fuel purchases due to lower generation driven by milder weather in 2017 compared to 2016, an increase in taxes payable due to the timing of payments, partially offset by a decrease in accounts payable due to the timing of payments.

•	Defined benefit plan funding was $50 million lower in 2017.

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

(LG&E)

LG&E had a $30 million increase in cash provided by operating activities in 2017 compared with 2016.

•
Net income improved by $10 million and included a decrease of $8 million of net non-cash charges primarily due to a $21 million decrease in deferred income taxes largely due to book versus tax plant timing differences, partially offset by a $13 million increase in depreciation expense.

•
The decrease in cash from changes in working capital was driven primarily by decreases in accounts payable and taxes payable due to the timing of payments, partially offset by a decrease in accounts receivable from affiliates due to lower intercompany settlements associated with energy sales and inventory and an increase in other current liabilities due to customer advances and the timing of payments.

•	Defined benefit plan funding was $42 million lower in 2017.

•	The increase in cash from LG&E's other operating activities was driven primarily by lower payments for the settlement of interest rate swaps.

LG&E had a $72 million decrease in cash provided by operating activities in 2016 compared with 2015.

•	Net income improved by $18 million and included an increase of $20 million of net non-cash charges primarily due to a $21 million increase in deferred income taxes.

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

(KU)

KU had a $28 million increase in cash provided by operating activities in 2017 compared with 2016.

•
Net income declined by $6 million and included an increase of $42 million of net non-cash charges primarily due to an increase of $26 million in deferred income taxes largely due to the utilization of net operating losses and an increase of $21 million in depreciation expense.

•
The decrease in cash from changes in working capital was driven primarily by a decrease in taxes payable due to the timing of payments and a decrease in accounts payable to affiliates due to lower intercompany settlements associated with energy purchases and inventory, partially offset by a decrease in fuel purchases due to lower generation driven by milder weather in 2017 compared to 2016 and an increase in accounts payable due to the timing of payments.

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

•	The increase in cash from KU's other operating activities was driven primarily by lower payments for the settlement of interest rate swaps, partially offset by an increase in ARO expenditures.

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2017 vs. 2016
Change - Cash Provided (Used):
Expenditures for PP&E	$(213)	$(119)	$(101)	$(19)	$(82)
Investment activity, net	(2)	—	—	—	—
Other investing activities	(23)	(3)	3	—	3
Total	$(238)	$(122)	$(98)	$(19)	$(79)

	PPL	PPL Electric	LKE	LG&E	KU
2016 vs. 2015
Change - Cash Provided (Used):
Expenditures for PP&E	$613	$(28)	$419	$250	$169
Investment activity, net	(134)	—	—	—	—
Other investing activities	42	6	(6)	—	(6)
Total	$521	$(22)	$413	$250	$163

For PPL, in 2017 compared with 2016, higher project expenditures at PPL Electric, LKE, LG&E and KU were partially offset by lower project expenditures at WPD. The increase in project expenditures for PPL Electric was primarily due to an increase in capital spending related to the ongoing efforts to improve reliability and replace aging infrastructure, as well as the roll-out of the Act 129 Smart Meter program. The increase in expenditures for LKE, LG&E and KU was primarily due to increased spending for environmental water projects at LG&E’s Mill Creek plant, CCR projects at the Trimble County plant and increased spending on various transmission projects at KU, partially offset by lower spending driven by completion of environmental air projects. The decrease in expenditures at WPD was primarily due to a decrease in foreign currency exchange rates partially offset by an increase in expenditures to enhance system reliability.

For PPL, in 2016 compared with 2015, lower project expenditures at WPD, LKE, LG&E and KU were partially offset by higher project expenditures at PPL Electric. The decrease in expenditures for WPD was primarily due to a decrease in expenditures to enhance system reliability and a decrease in foreign currency exchange rates. The decrease in expenditures for LG&E was primarily driven by the completion of the environmental air projects at LG&E's Mill Creek Plant. The decrease in expenditures for KU was primarily driven by the completion of the environmental air projects at KU's Ghent plant and the CCR project at KU's E.W. Brown plant. The increase in expenditures for PPL Electric was primarily due to the Northern Lehigh and Greater Scranton transmission reliability projects and other various transmission and distribution projects, partially offset by the completion of the Northeast Pocono reliability project and Susquehanna-Roseland transmission project.

The change in "Investment activity, net" for 2016 compared with 2015 resulted from PPL receiving $136 million during 2015 for the sale of short-term investments.

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2018 through 2022.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2017 vs. 2016
Change - Cash Provided (Used):
Debt issuance/retirement, net	$935	$470	$115	$115	$—
Stock issuances/redemptions, net	309	—	—	—	—
Dividends	(42)	(48)	—	(64)	22
Capital contributions/distributions, net		355	(147)	(41)	(20)
Changes in net short-term debt (a)	86	(590)	92	3	61
Other financing activities	(25)	(3)	—	—	—
Total	$1,263	$184	$60	$13	$63

	PPL	PPL Electric	LKE	LG&E	KU
2016 vs. 2015
Change - Cash Provided (Used):
Debt issuance/retirement, net	$(824)	$(248)	$(175)	$(325)	$(250)
Debt issuance/retirement, affiliate		—	(400)	—	—
Stock issuances/redemptions, net	(59)	—	—	—	—
Dividends	(26)	(107)	—	(9)	(95)
Capital contributions/distributions, net		(55)	(161)	(19)	20
Changes in net short-term debt (a)	(65)	295	326	149	156
Other financing activities	53	—	7	3	4
Total	$(921)	$(115)	$(403)	$(201)	$(165)

(a)	Includes net increase (decrease) in notes payable with affiliates.

(PPL)

For PPL, in 2017 compared with 2016, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general corporate expenditures and a decrease in cash from operations of $429 million.

For PPL, in 2016 compared with 2015, cash provided by financing activities decreased primarily due to improvements in cash from operations of $618 million.

(PPL Electric)

For PPL Electric, in 2017 compared with 2016, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general expenditures.

For PPL Electric, in 2016 compared with 2015, cash provided by financing activities decreased primarily due to improvements in cash from operations of $270 million.

(LKE, LG&E and KU)

For LKE, LG&E and KU, in 2017 compared with 2016, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general corporate expenditures.

For LKE, LG&E and KU, in 2016 compared with 2015, cash provided by financing activities decreased primarily as a result of a decrease in cash required to fund capital and general corporate expenditures.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2017 included:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances
Cash Flow Impact:
PPL	$1,515	$168	$453
PPL Electric	470	—
LKE	160	70
LG&E	160	70
KU	—	—

(a)	Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs.

See Note 7 to the Financial Statements for additional information about long-term debt.

ATM Program (PPL)

During 2017, PPL issued 10,373 thousand shares of common stock under the program, receiving net proceeds of $377 million. The compensation paid to the selling agents by PPL may be up to 1% of the gross offering proceeds of the shares sold with respect to each equity distribution agreement. See Note 7 to the Financial Statements for additional information about the ATM Program.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2018.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets except for borrowings under LG&E's term loan agreement which are reflected in "Long-term debt" on the Balance Sheets. At December 31, 2017, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,400	$—	$248	$1,152
PPL Electric Credit Facility	650	—	1	649

LKE Credit Facility	75	—	—	75
LG&E Credit Facilities	700	100	199	401
KU Credit Facilities	598	—	243	355
Total LKE Consolidated	1,373	100	442	831
Total U.S. Credit Facilities (a) (b)	$3,423	$100	$691	$2,632

Total U.K. Credit Facilities (b) (c)	£1,055	£448	£—	£605

(a)
The syndicated credit facilities, as well as KU's letter of credit facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.

The commitments under the domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric 7%, LKE - 18%, LG&E - 33% and KU - 37%.

(b)
Each company pays customary fees under its respective syndicated credit facility, as does LG&E under its term loan agreement and KU under its letter of credit facility. Borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(c)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

The amounts borrowed at December 31, 2017, include a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £300 million, which equated to $406 million. The unused capacity reflects the USD-denominated amount borrowed in GBP of £150 million as of the date borrowed. At December 31, 2017, the USD equivalent of unused capacity under the U.K. committed credit facilities was $819 million.

The commitments under the U.K.'s credit facilities are provided by a diverse bank group with no one bank providing more than 20% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2017, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$275	$225	$—	$50
LG&E Money Pool (a)	500	—	199	301
KU Money Pool (a)	500	—	45	455

(a)
LG&E and KU participate in an intercompany agreement whereby LKE, LG&E and/or KU make available funds up to $500 million at an interest rate based on a market index of commercial paper issues. However, the FERC has authorized a maximum aggregate short-term debt limit for each utility at $500 million from all covered sources.

See Note 14 to the Financial Statements for further discussion of intercompany credit facilities.

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	December 31, 2017
	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$230	$770
PPL Electric	650	—	650

LG&E	350	199	151
KU	350	45	305
Total LKE	700	244	456
Total PPL	$2,350	$474	$1,876

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are authorized to incur, subject to market conditions, up to $3.2 billion of long-term indebtedness in 2018, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

PPL is authorized to issue, subject to market conditions, up to $3.5 billion of equity over three years.

(PPL Electric)

PPL Electric is authorized to incur, subject to market conditions, up to $650 million of long-term indebtedness in 2018, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(LKE, LG&E and KU)

LG&E is authorized to incur, subject to market conditions and regulatory approvals, up to $200 million of long-term indebtedness in 2018, of which $100 million was issued in January 2018. The proceeds would be used to fund capital expenditures and for general corporate purposes. LG&E currently plans to remarket, subject to market conditions, $98 million of its Pollution Control Bonds with put dates in 2018.

KU is authorized to incur, subject to market conditions and regulatory approvals, up to $100 million of long-term indebtedness in 2018, the proceeds of which would be used to fund capital expenditures.

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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2018 through 2022. Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2018 (b)	2019	2020	2021	2022
PPL
Construction expenditures (a)
Generating facilities	$892	$238	$253	$124	$204	$73
Distribution facilities	9,244	1,875	1,819	1,851	1,863	1,836
Transmission facilities	3,771	902	854	883	628	504
Environmental	828	429	191	91	62	55
Other	685	127	201	193	117	47
Total Capital Expenditures	$15,420	$3,571	$3,318	$3,142	$2,874	$2,515

PPL Electric (a)
Distribution facilities	$2,077	$476	$404	$403	$396	$398
Transmission facilities	2,901	757	686	692	404	362
Total Capital Expenditures	$4,978	$1,233	$1,090	$1,095	$800	$760

LKE
Generating facilities	$892	$238	$253	$124	$204	$73
Distribution facilities	1,699	347	388	360	338	266
Transmission facilities	870	144	169	190	225	142
Environmental	828	429	191	91	62	55
Other	663	119	196	189	114	45
Total Capital Expenditures	$4,952	$1,277	$1,197	$954	$943	$581

LG&E
Generating facilities	$408	$127	$108	$35	$94	$44
Distribution facilities	1,084	223	265	233	210	153
Transmission facilities	161	27	36	36	40	22
Environmental	335	176	83	38	22	16
Other	331	58	97	94	58	24
Total Capital Expenditures	$2,319	$611	$589	$436	$424	$259

		Projected
	Total	2018 (b)	2019	2020	2021	2022

KU
Generating facilities	$484	$111	$145	$89	$110	$29
Distribution facilities	615	124	123	127	128	113
Transmission facilities	709	117	133	154	185	120
Environmental	493	253	108	53	40	39
Other	332	61	99	95	56	21
Total Capital Expenditures	$2,633	$666	$608	$518	$519	$322

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $84 million for PPL and $62 million for PPL Electric.

(b)	The 2018 total excludes amounts included in accounts payable as of December 31, 2017.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. For the years presented, this table includes PPL Electric's asset optimization program to replace aging transmission and distribution assets.

In addition to cash on hand and cash from operations, the Registrants plan to fund capital expenditures in 2018 with proceeds from the sources noted below.

Source	PPL	PPL Electric	LKE	LG&E	KU
Issuance of common stock	X
Issuance of long-term debt securities	X	X	X	X
Equity contributions from parent/member		X		X	X
Short-term debt	X	X	X	X	X

X = Expected funding source.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2017, estimated contractual cash obligations were as follows:

	Total	2018	2019 - 2020	2021 - 2022	After 2022
PPL
Long-term Debt (a)	$20,282	$348	$1,708	$2,424	$15,802
Interest on Long-term Debt (b)	15,318	868	1,723	1,529	11,198
Operating Leases (c)	96	28	27	16	25
Purchase Obligations (d)	3,636	1,121	1,374	563	578
Other Long-term Liabilities Reflected on the Balance Sheet (e)	565	293	272	—	—
Total Contractual Cash Obligations	$39,897	$2,658	$5,104	$4,532	$27,603

PPL Electric
Long-term Debt (a)	$3,339	$—	$100	$874	$2,365
Interest on Long-term Debt (b)	2,894	141	282	260	2,211
Unconditional Power Purchase Obligations	77	23	45	9	—
Total Contractual Cash Obligations	$6,310	$164	$427	$1,143	$4,576

	Total	2018	2019 - 2020	2021 - 2022	After 2022

LKE
Long-term Debt (a)	$5,200	$98	$1,405	$250	$3,447
Interest on Long-term Debt (b)	3,120	199	388	300	2,233
Operating Leases (c)	82	26	27	14	15
Coal and Natural Gas Purchase Obligations (f)	1,955	582	930	375	68
Unconditional Power Purchase Obligations (g)	593	29	53	54	457
Construction Obligations (h)	500	305	147	48	—
Pension Benefit Plan Obligations (e)	105	105	—	—	—
Other Obligations	417	151	143	70	53
Total Contractual Cash Obligations	$11,972	$1,495	$3,093	$1,111	$6,273

LG&E
Long-term Debt (a)	$1,724	$98	$334	$—	$1,292
Interest on Long-term Debt (b)	1,185	63	117	108	897
Operating Leases (c)	39	15	13	5	6
Coal and Natural Gas Purchase Obligations (f)	839	252	403	154	30
Unconditional Power Purchase Obligations (g)	411	20	37	38	316
Construction Obligations (h)	256	185	62	9	—
Pension Benefit Plan Obligations (e)	54	54	—	—	—
Other Obligations	149	47	59	26	17
Total Contractual Cash Obligations	$4,657	$734	$1,025	$340	$2,558

KU
Long-term Debt (a)	$2,351	$—	$596	$—	$1,755
Interest on Long-term Debt (b)	1,719	93	186	153	1,287
Operating Leases (c)	41	10	14	9	8
Coal and Natural Gas Purchase Obligations (f)	1,115	330	527	221	37
Unconditional Power Purchase Obligations (g)	182	9	16	16	141
Construction Obligations (h)	218	101	80	37	—
Pension Benefit Plan Obligations (e)	46	46	—	—	—
Other Obligations	187	49	64	38	36
Total Contractual Cash Obligations	$5,859	$638	$1,483	$474	$3,264

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

(e)
The amounts for PPL include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2016. The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit. The amounts also include contributions made or committed to be made in 2018 for PPL's and LKE's U.S. pension plans (for PPL Electric, LG&E and KU includes their share of these amounts). Based on the current funded status of these plans, except for WPD's plans, no cash contributions are required. See Note 11 to the Financial Statements for a discussion of expected contributions.

(f)	Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 13 to the Financial Statements for additional information.

(g)	Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 13 to the Financial Statements for additional information.

(h)
Represents construction commitments, including commitments for LG&E's and KU's Trimble County landfill construction and CCR Rule Closure and Process Water Program along with LG&E's Mill Creek Gypsum Dewatering and Cane Run plant demolition, which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts that are within the context of maintaining a capitalization structure that supports investment grade credit ratings. In November 2017, PPL declared its quarterly common stock dividend, payable January 2, 2018, at 39.5 cents per share (equivalent to $1.58 per annum). On February 22, 2018, PPL announced that the company is increasing its common stock dividend to 41.0 cents per share on a quarterly basis (equivalent to 1.64 per annum). Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other relevant factors.

See Note 8 to the Financial Statements for information regarding the June 1, 2015 distribution to PPL's shareowners of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2017, no interest payments were deferred.

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

Rating Agency Actions

Moody's and S&P periodically review the credit ratings of the debt of the Registrants and their subsidiaries. Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2017.

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

(PPL)

In March 2017, Moody's and S&P assigned ratings of Baa1 and A- to WPD (South Wales)’s £50 million 0.01% Index-linked Senior Notes due 2029.

In September 2017, Moody's and S&P assigned ratings of Baa2 and BBB+ to PPL Capital Funding’s $500 million 4.00% Senior Notes due 2047.

In September 2017, S&P affirmed its ratings with a stable outlook for PPL and PPL Capital Funding.

In November 2017, Moody's and S&P assigned ratings of Baa1 and A- to WPD (South West)'s £250 million 2.375% Senior Notes due 2029.

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

In September 2017, S&P affirmed its ratings with a stable outlook for PPL Electric.

(LKE)

In September 2017, S&P affirmed its ratings with a stable outlook for LKE.

(LG&E)

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

In September 2017, S&P affirmed its ratings with a stable outlook for LG&E.

(KU)

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

In September 2017, S&P affirmed its ratings with a stable outlook for KU.

In January 2018, S&P affirmed its rating of AA for the County of Mercer, Kentucky's $13 million Solid Waste Disposal Facility Revenue Bonds, 2000 Series A (Kentucky Utilities Company Project) due 2023, the County of Carroll, Kentucky's $50 million Environmental Facilities Revenue Bonds, 2004 Series A (Kentucky Utilities Company Project) due 2034, the County of Carroll, Kentucky's $78 million Environmental Facilities Revenue Bonds, 2008 Series A (Kentucky Utilities Company Project) due 2032 and the County of Carroll, Kentucky's $54 million Environmental Facilities Revenue Refunding Bonds, 2006 Series B (Kentucky Utilities Company Project) due 2034, each previously issued on behalf of KU.

Ratings Triggers

(PPL)

As discussed in Note 7 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event for each company. These notes totaled £4.7 billion (approximately $6.4 billion) nominal value at December 31, 2017.

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 17 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at December 31, 2017.

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

The following interest rate hedges were outstanding at December 31.

	2017				2016
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL
Cash flow hedges
Cross-currency swaps (c)	$702	$103	$(84)	2028	$802	$191	$(90)
Economic hedges
Interest rate swaps (d)	147	(27)	(1)	2033	147	(32)	(2)
LKE
Economic hedges
Interest rate swaps (d)	147	(27)	(1)	2033	147	(32)	(2)
LG&E
Economic hedges
Interest rate swaps (d)	147	(27)	(1)	2033	147	(32)	(2)

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2017 and 2016 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates
	2017	2016
PPL	$620	$590
PPL Electric	162	138
LKE	168	182
LG&E	62	66
KU	92	100

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in U.K. affiliates. Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at December 31.

	2017				2016
	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)
Economic hedges (b)	£2,563	$15	$(323)	2020	£1,909	$184	$(215)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation of expected earnings denominated in GBP.

(All Registrants)

Commodity Price Risk

PPL is exposed to commodity price risk through its domestic subsidiaries as described below.

•
PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is mitigated through its PUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.

•
LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.

Volumetric Risk

PPL is exposed to volumetric risk through its subsidiaries as described below.

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 to the Financial Statements for additional information on revenue recognition under RIIO-ED1.

•	PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Defined Benefit Plans - Equity Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of equity securities price risk on plan assets.

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

(PPL and PPL Electric)

In January 2017, the PUC issued a Final Order approving PPL Electric's PLR procurement plan for the period June 2017 through May 2021, which includes a total of eight solicitations for electricity supply semi-annually in April and October. To date, PPL Electric has conducted two of its planned eight competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit. In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market. All incremental costs incurred by PPL Electric would be recoverable from customers in future rates. At December 31, 2017, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement. A small portion of bidders were required to post an insignificant amount of collateral under the Agreement. There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Note 17 to the Financial Statements for additional information on credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. In 2017, changes in this exchange rate resulted in a foreign currency translation gain of $537 million, which primarily reflected a $935 million increase to PP&E and $198 million increase to goodwill partially offset by a $549 million increase to long-term debt and an increase of $47 million to other net liabilities. In 2016, changes in this exchange rate resulted in a foreign currency translation loss of $1.1 billion, which primarily reflected a $2.1 billion decrease to PP&E and $490 million decrease to goodwill partially offset by a $1.3 billion decrease to long-term debt and a decrease of $208 million to other net liabilities. In 2015, changes in this exchange rate resulted in a foreign currency translation loss of $240 million, which primarily reflected a $472 million decrease to PP&E and $117 million decrease to goodwill partially offset by a $285 million decrease to long-term debt and a decrease of $64 million to other net liabilities.

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

See Note 13 to the Financial Statements for a discussion of the more significant environmental matters including: Legal Matters, NAAQS, Climate Change, CCRs, and ELGs. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2018 through 2022. See Note 19 to the Financial Statements for information related to the impacts of CCRs on AROs.

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

Cybersecurity

See “Cybersecurity Management” in “Item 1. Business” and “Item 1A. Risk factors” for a discussion of cybersecurity risks affecting the Registrants and the related strategies for managing these risks.

Competition

See "Competition" under each of PPL's reportable segments in "Item 1. Business - General - Segment Information" and "Item 1A. Risk Factors" for a discussion of competitive factors affecting the Registrants.

New Accounting Guidance

See Note 21 to the Financial Statements for a discussion of new accounting guidance pending adoption.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following accounting policies are particularly important to an understanding of the reported financial condition or results of operations and require management to make estimates or other judgments of matters that are inherently uncertain. Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements). Senior management has reviewed with PPL's Audit Committee these critical accounting policies, the following disclosures regarding their application, and the estimates and assumptions regarding them.

Defined Benefits

(All Registrants)

Certain of the Registrants and/or their subsidiaries sponsor or participate in, as applicable, certain qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. These plans are applicable to the majority of the Registrants' employees (based on eligibility for their applicable plans). The Registrants and certain of their subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or, in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates. Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets. See Notes 6 and 11 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

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

•
U.S. - at December 31, 2014, the plan sponsors adopted the mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables) for all U.S. defined benefit pension and other postretirement benefit plans. In addition, at December 31, 2017, the plan sponsors updated the basis for estimating projected mortality improvements and selected the MP-2017 improvement scale for all U.S. defined benefit pension and other postretirement benefit plans. This new mortality assumption reflects the expectation of lower ongoing improvements in life expectancies.

•
U.K. - at March 31 2016, the U.K. plan sponsors adopted the new mortality assumptions based on the “SAPS S2 All” tables issued by the Self-Administered Pensions Schemes’ (SAPS) study for all U.K. defined benefit pension plans. In addition, the U.K. plan sponsors updated the basis for estimating projected mortality improvements and selected the CMI 2015 Core Projections model published by the Continuous Mortality Investigation study with a long-term future improvement rate of 1% for all U.K. defined benefit pension plans. These new mortality assumptions reflect the impact of the most recently available actual scheme mortality data (which has been higher than previously expected) on both current life expectancies and the expectation of continuing improvements in life expectancies. The use of the new base tables and improvement scale resulted in a decrease to U.K. defined benefit pension obligations, a decrease to future expense and an increase to funded status.

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

Assumption / Registrant	2017	2016
Discount rate
Pension - PPL (U.S.)	3.70%	4.21%
Pension - PPL (U.K.) Obligations	2.65%	2.87%
Pension - PPL (U.K.) Service Cost (a)	2.73%	2.99%
Pension - PPL (U.K.) Interest Cost (a)	2.31%	2.41%
Pension - LKE	3.69%	4.19%
Pension - LG&E	3.65%	4.13%
Other Postretirement - PPL	3.64%	4.11%
Other Postretirement - LKE	3.65%	4.12%

Expected return on plan assets
Pension - PPL (U.S.)	7.25%	7.00%
Pension - PPL (U.K.)	7.23%	7.22%
Pension - LKE	7.25%	7.00%
Pension - LG&E	7.25%	7.00%
Other Postretirement - PPL	6.40%	6.21%
Other Postretirement - LKE	7.15%	6.82%

Rate of compensation increase
Pension - PPL (U.S.)	3.78%	3.95%
Pension - PPL (U.K.)	3.50%	3.50%
Pension - LKE	3.50%	3.50%
Other Postretirement - PPL	3.75%	3.92%
Other Postretirement - LKE	3.50%	3.50%

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

In selecting health care cost trend rates, plan sponsors consider past performance and forecasts of health care costs. At December 31, 2017, the health care cost trend rate for all plans was 6.6% for 2018, gradually declining to an ultimate trend rate of 5.0% in 2022.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities. At December 31, 2017, the defined benefit plans were recorded in the Registrants' financial statements as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Balance Sheet:
Regulatory assets (a)	$880	$504	$376	$234	$142
Regulatory liabilities	27		27		27
Pension assets	284
Pension liabilities	813	246	369	45	36
Other postretirement and postemployment benefit liabilities	184	62	107	74	32
AOCI (pre-tax)	3,144		150

Statement of Income:
Defined benefits expense	$(87)	$12	$33	$11	$5
Increase (decrease) from prior year	(52)	1	3	—	(2)

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15 year amortization period for actuarial gains and losses is recorded as a regulatory asset. At December 31, 2017, the balances were $33 million for PPL and LKE, $18 million for LG&E and $15 million for KU. See Note 6 to the Financial Statements for additional information.

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

Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%
Health Care Cost Trend Rate (a)	1%

(a)	Only impacts other postretirement benefits.

	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$520	$416	$104	$43
Expected return on plan assets	n/a	n/a	n/a	27
Rate of compensation increase	72	60	12	9
Health care cost trend rate (a)	4	—	4	—

PPL Electric
Discount rates	64	—	64	4
Expected return on plan assets	n/a	—	n/a	4
Rate of compensation increase	8	—	8	1
Health care cost trend rate (a)	1	—	1	—

LKE
Discount rates	68	28	40	8
Expected return on plan assets	n/a	n/a	n/a	3
Rate of compensation increase	10	5	5	2
Health care cost trend rate (a)	3	—	3	—

LG&E
Discount rates	21	n/a	21	3
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	2	n/a	2	—
Health care cost trend rate (a)	1	n/a	1	—

KU
Discount rates	18	n/a	18	2
Expected return on plan assets	n/a	n/a	n/a	1
Rate of compensation increase	3	n/a	3	—
Health care cost trend rate (a)	2	n/a	2	—

(a)	Only impacts other postretirement benefits.

Income Taxes (All Registrants)

The Registrants have completed or made reasonable estimates of the effects of the TCJA and reflected these amounts in their December 31, 2017 financial statements. The Registrants continue to evaluate the application of the TCJA and have used significant management judgment to make certain assumptions concerning the application of various components of the law in the calculation of 2017 income tax expense. The current and deferred components of the income tax expense calculations that the Registrants consider provisional due to uncertainty either with respect to the technical application of the law or the quantification of the impact of the law include (but are not limited to): tax depreciation, deductible executive compensation, and the accumulated foreign earnings used to calculate the deemed dividend included in PPL's taxable income in 2017 along with the impact of associated foreign tax credits and related valuation allowances. The Registrants believe that classification of these items as provisional is appropriate. The Registrants have accounted for these items based on their interpretation of the TCJA.

Further interpretive guidance on the TCJA from the IRS, Treasury, the Joint Committee on Taxation through its "Blue Book" or from Congress in the form of Technical Corrections may differ from the Registrants' interpretation of the TCJA.

Significant management judgment is also required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

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

At December 31, 2017, no significant changes in unrecognized tax benefits are projected over the next 12 months.

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

See Note 5 to the Financial Statements for income tax disclosures, including the impact of the TCJA and management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested. Based on this conclusion, PPL Global does not record U.S. federal income taxes on WPD's undistributed earnings.

Regulatory Assets and Liabilities

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

See Note 6 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2017 and 2016, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem. As the regulatory model is incentive-based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP for entities subject to cost-based rate regulation. Therefore, the accounting treatment of adjustments to base demand revenue and/or allowed revenue is primarily evaluated based on revenue recognition guidance. See Note 1 to the Financial Statements for additional information.

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

PPL's goodwill was $3.3 billion at December 31, 2017, which consists of $2.6 billion related to the acquisition of WPD and $662 million related to the acquisition of LKE. PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to perform the qualitative step zero evaluation of goodwill, as of October 1, 2017. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2015, and the relevant events and circumstances that occurred since those tests were performed including:

•	current year financial performance versus the prior year;

•	changes in planned capital expenditures;

•	the consistency of forecasted free cash flows;

•	earnings quality and sustainability;

•	changes in market participant discount rates;

•	changes in long-term growth rates;

•	changes in PPL's market capitalization; and

•	the overall economic and regulatory environments in which these regulated entities operate.

Based on these evaluations, management concluded it was not more likely than not that the fair value of these reporting units was less than their carrying values. As such, the two-step quantitative impairment test was not performed.

Asset Retirement Obligations (PPL, LKE, LG&E and KU)

ARO liabilities are required to be recognized for legal obligations associated with the retirement of long-lived assets. The initial obligation is measured at its estimated fair value. An ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated. An equivalent amount is recorded as an increase in the value of the capitalized asset and amortized to expense over the useful life of the asset. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

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

At December 31, 2017, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
PPL	$397	$284	72	Ponds, landfills and natural gas mains
LKE	356	284	80	Ponds, landfills and natural gas mains
LG&E	121	89	74	Ponds, landfills and natural gas mains
KU	235	195	83	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including the settlement dates and the timing of cash flows), the discount rates and the inflation rates. At December 31, 2017, a 10% increase to retirement cost would increase these ARO liabilities by $32 million. A 0.25% decrease in the discount rate would increase these ARO liabilities by $4 million and a 0.25% increase in the inflation rate would increase these ARO liabilities by $2 million. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

Revenue Recognition - Unbilled Revenues (LKE, LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of the actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. For LG&E and KU, such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data and where applicable, the impact of weather normalization or other regulatory provisions of rate structures. See "Unbilled revenues" on the Registrants' Balance Sheets for balances at December 31, 2017 and 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the years then ended, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 22, 2018

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting at Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 22, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated statements of income, comprehensive income, equity, and cash flows of PPL Corporation and subsidiaries for the year ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PPL Corporation and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 22, 2018

We have served as the Company's auditor since 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareowner of PPL Electric Utilities Corporation

We have audited the accompanying consolidated statements of income, equity, and cash flows of PPL Electric Utilities Corporation and subsidiaries for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of PPL Electric Utilities Corporation and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Member and the Board of Directors of LG&E and KU Energy LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows, for the years then ended, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 22, 2018

We have served as the Company’s auditor since 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member of LG&E and KU Energy LLC

We have audited the accompanying consolidated statements of income, comprehensive income, equity, and cash flows of LG&E and KU Energy LLC and subsidiaries for the year ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2) for the year ended December 31, 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of LG&E and KU Energy LLC and subsidiaries for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Louisville Gas and Electric Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the “Company”) as of December 31, 2017 and 2016, the related statements of income, equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 22, 2018

We have served as the Company’s auditor since 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Louisville Gas and Electric Company

We have audited the accompanying statements of income, equity and cash flows of Louisville Gas and Electric Company for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Louisville Gas and Electric Company for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Kentucky Utilities Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kentucky Utilities Company (the “Company”) as of December 31, 2017 and 2016, the related statements of income, equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 22, 2018
We have served as the Company’s auditor since 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of Kentucky Utilities Company

We have audited the statements of income, equity and cash flows of Kentucky Utilities Company for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kentucky Utilities Company for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Louisville, Kentucky
February 19, 2016

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2017	2016	2015
Operating Revenues	$7,447	$7,517	$7,669

Operating Expenses
Operation
Fuel	759	791	863
Energy purchases	685	706	855
Other operation and maintenance	1,635	1,745	1,938
Depreciation	1,008	926	883
Taxes, other than income	292	301	299
Total Operating Expenses	4,379	4,469	4,838

Operating Income	3,068	3,048	2,831

Other Income (Expense) - net	(255)	390	108

Interest Expense	901	888	871

Income from Continuing Operations Before Income Taxes	1,912	2,550	2,068

Income Taxes	784	648	465

Income from Continuing Operations After Income Taxes	1,128	1,902	1,603

Loss from Discontinued Operations (net of income taxes) (Note 8)	—	—	(921)

Net Income	$1,128	$1,902	$682

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Common Shareowners:
Basic	$1.64	$2.80	$2.38
Diluted	$1.64	$2.79	$2.37
Net Income Available to PPL Common Shareowners:
Basic	$1.64	$2.80	$1.01
Diluted	$1.64	$2.79	$1.01

Dividends Declared Per Share of Common Stock	$1.58	$1.52	$1.50

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	685,240	677,592	669,814
Diluted	687,334	680,446	672,586

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2017	2016	2015
Net income	$1,128	$1,902	$682

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($1), ($4), $1	538	(1,107)	(234)
Available-for-sale securities, net of tax of $0, $0, ($9)	—	—	8
Qualifying derivatives, net of tax of $19, ($18), $0	(79)	91	26
Defined benefit plans:
Prior service costs, net of tax of $0, $2, $6	—	(3)	(9)
Net actuarial gain (loss), net of tax of $72, $40, $67	(308)	(61)	(366)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $0, $2	—	—	(2)
Qualifying derivatives, net of tax of ($18), $21, ($15)	73	(91)	2
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0	1	(1)	(1)
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), $0	1	1	—
Net actuarial (gain) loss, net of tax of ($37), ($35), ($46)	130	121	146
Total other comprehensive income (loss)	356	(1,050)	(430)

Comprehensive income	$1,484	$852	$252

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$1,128	$1,902	$682
Loss from discontinued operations (net of income taxes)	—	—	921
Income from continuing operations (net of income taxes)	1,128	1,902	1,603
Adjustments to reconcile Income from continuing operations (net of taxes) to net cash provided by (used in) operating activities - continuing operations
Depreciation	1,008	926	883
Amortization	97	80	59
Defined benefit plans - expense (income)	(95)	(40)	56
Deferred income taxes and investment tax credits	707	560	428
Unrealized (gains) losses on derivatives, and other hedging activities	178	19	(77)
Stock compensation expense	38	28	31
Other	(9)	(12)	(14)
Change in current assets and current liabilities
Accounts receivable	(33)	(15)	47
Accounts payable	(10)	57	(116)
Unbilled revenues	(48)	(63)	54
Fuel, materials and supplies	40	(3)	24
Taxes payable	3	31	(175)
Regulatory assets and liabilities, net	(12)	(59)	42
Other	14	(32)	(7)
Other operating activities
Defined benefit plans - funding	(565)	(427)	(499)
Settlement of interest rate swaps	2	(9)	(101)
Other assets	30	42	(19)
Other liabilities	(12)	(95)	53
Net cash provided by operating activities - continuing operations	2,461	2,890	2,272
Net cash provided by operating activities - discontinued operations	—	—	343
Net cash provided by operating activities	2,461	2,890	2,615
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(3,133)	(2,920)	(3,533)
Expenditures for intangible assets	(38)	(37)	(37)
Proceeds from the sale of other investments	—	2	136
Other investing activities	15	37	(5)
Net cash used in investing activities - continuing operations	(3,156)	(2,918)	(3,439)
Net cash used in investing activities - discontinued operations	—	—	(149)
Net cash used in investing activities	(3,156)	(2,918)	(3,588)
Cash Flows from Financing Activities
Issuance of long-term debt	1,515	1,342	2,236
Retirement of long-term debt	(168)	(930)	(1,000)
Issuance of common stock	453	144	203
Payment of common stock dividends	(1,072)	(1,030)	(1,004)
Net increase in short-term debt	115	29	94
Other financing activities	(19)	6	(47)
Net cash provided by (used in) financing activities - continuing operations	824	(439)	482
Net cash used in financing activities - discontinued operations	—	—	(546)
Net cash distributions to parent from discontinued operations	—	—	132
Net cash provided by (used in) financing activities	824	(439)	68
Effect of Exchange Rates on Cash and Cash Equivalents	15	(28)	(10)
Net (Increase) Decrease in Cash and Cash Equivalents included in Discontinued Operations	—	—	352
Net Increase (Decrease) in Cash and Cash Equivalents	144	(495)	(563)
Cash and Cash Equivalents at Beginning of Period	341	836	1,399
Cash and Cash Equivalents at End of Period	$485	$341	$836

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$845	$854	$822
Income taxes - net	$65	$70	$179
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$360	$281	$310
Accrued expenditures for intangible assets at December 31,	$68	$117	$55

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$485	$341
Accounts receivable (less reserve: 2017, $51; 2016, $54)
Customer	681	666
Other	100	46
Unbilled revenues	543	480
Fuel, materials and supplies	320	356
Prepayments	66	63
Price risk management assets	49	63
Other current assets	50	52
Total Current Assets	2,294	2,067

Property, Plant and Equipment
Regulated utility plant	38,228	34,674
Less: accumulated depreciation - regulated utility plant	6,785	6,013
Regulated utility plant, net	31,443	28,661
Non-regulated property, plant and equipment	384	413
Less: accumulated depreciation - non-regulated property, plant and equipment	110	134
Non-regulated property, plant and equipment, net	274	279
Construction work in progress	1,375	1,134
Property, Plant and Equipment, net	33,092	30,074

Other Noncurrent Assets
Regulatory assets	1,504	1,918
Goodwill	3,258	3,060
Other intangibles	697	700
Pension benefit asset	284	9
Price risk management assets	215	336
Other noncurrent assets	135	151
Total Other Noncurrent Assets	6,093	6,174

Total Assets	$41,479	$38,315

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2017	2016
Liabilities and Equity
Current Liabilities
Short-term debt	$1,080	$923
Long-term debt due within one year	348	518
Accounts payable	924	820
Taxes	105	101
Interest	282	270
Dividends	273	259
Customer deposits	292	276
Regulatory liabilities	95	101
Other current liabilities	624	569
Total Current Liabilities	4,023	3,837

Long-term Debt	19,847	17,808

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,462	3,889
Investment tax credits	129	132
Accrued pension obligations	800	1,001
Asset retirement obligations	312	428
Regulatory liabilities	2,704	899
Other deferred credits and noncurrent liabilities	441	422
Total Deferred Credits and Other Noncurrent Liabilities	6,848	6,771

Commitments and Contingent Liabilities (Notes 6 and 13)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	10,305	9,841
Earnings reinvested	3,871	3,829
Accumulated other comprehensive loss	(3,422)	(3,778)
Total Equity	10,761	9,899

Total Liabilities and Equity	$41,479	$38,315

(a)	1,560,000 shares authorized; 693,398 and 679,731 shares issued and outstanding at December 31, 2017 and December 31, 2016.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2014	665,849	$7	$9,433	$6,462	$(2,274)	$13,628
Common stock issued	8,008		249			249
Stock-based compensation			5			5
Net income				682		682
Dividends and dividend equivalents				(1,010)		(1,010)
Distribution of PPL Energy Supply (Note 8)				(3,181)	(24)	(3,205)
Other comprehensive income (loss)					(430)	(430)
December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919

Common stock issued	5,874		185			185
Stock-based compensation			(31)			(31)
Net income				1,902		1,902
Dividends and dividend equivalents				(1,033)		(1,033)
Other comprehensive income (loss)					(1,050)	(1,050)
Adoption of stock-based compensation guidance cumulative effect adjustment (Note 1)				7		7
December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899

Common stock issued	13,667		482			482
Stock-based compensation			(18)			(18)
Net income				1,128		1,128
Dividends and dividend equivalents				(1,086)		(1,086)
Other comprehensive income (loss)					356	356
December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2017	2016	2015
Operating Revenues	$2,195	$2,156	$2,124

Operating Expenses
Operation
Energy purchases	507	535	657
Energy purchases from affiliate	—	—	14
Other operation and maintenance	571	599	607
Depreciation	309	253	214
Taxes, other than income	107	105	94
Total Operating Expenses	1,494	1,492	1,586

Operating Income	701	664	538

Other Income (Expense) - net	11	17	8

Interest Income from Affiliate	5	—	—

Interest Expense	142	129	130

Income Before Income Taxes	575	552	416

Income Taxes	213	212	164

Net Income (a)	$362	$340	$252

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$362	$340	$252
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	309	253	214
Amortization	33	32	26
Defined benefit plans - expense	12	11	16
Deferred income taxes and investment tax credits	258	221	220
Other	(8)	(13)	(12)
Change in current assets and current liabilities
Accounts receivable	(57)	16	50
Accounts payable	3	58	(107)
Unbilled revenues	(13)	(23)	22
Prepayments	3	43	(1)
Regulatory assets and liabilities	(5)	(62)	35
Taxes payable	(4)	(12)	(108)
Other	(1)	(7)	21
Other operating activities
Defined benefit plans - funding	(24)	—	(33)
Other assets	15	19	(10)
Other liabilities	(3)	(4)	17
Net cash provided by operating activities	880	872	602

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,244)	(1,125)	(1,097)
Expenditures for intangible assets	(10)	(9)	(10)
Other investing activities	2	4	(1)
Net cash used in investing activities	(1,252)	(1,130)	(1,108)

Cash Flows from Financing Activities
Issuance of long-term debt	470	224	348
Retirement of long-term debt	—	(224)	(100)
Contributions from PPL	575	220	275
Payment of common stock dividends to parent	(336)	(288)	(181)
Net increase (decrease) in short-term debt	(295)	295	—
Other financing activities	(6)	(3)	(3)
Net cash provided by financing activities	408	224	339

Net Increase (Decrease) in Cash and Cash Equivalents	36	(34)	(167)
Cash and Cash Equivalents at Beginning of Period	13	47	214
Cash and Cash Equivalents at End of Period	$49	$13	$47

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$128	$115	$117
Income taxes - net	$4	$(48)	$38
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$133	$126	$98

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$49	$13
Accounts receivable (less reserve: 2017, $24; 2016, $28)
Customer	279	272
Other	71	21
Unbilled revenues	127	114
Materials and supplies	34	32
Prepayments	6	9
Regulatory assets	16	19
Other current assets	6	8
Total Current Assets	588	488

Property, Plant and Equipment
Regulated utility plant	10,785	9,654
Less: accumulated depreciation - regulated utility plant	2,778	2,714
Regulated utility plant, net	8,007	6,940
Construction work in progress	508	641
Property, Plant and Equipment, net	8,515	7,581

Other Noncurrent Assets
Regulatory assets	709	1,094
Intangibles	259	251
Other noncurrent assets	11	12
Total Other Noncurrent Assets	979	1,357

Total Assets	$10,082	$9,426

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2017	2016
Liabilities and Equity
Current Liabilities
Short-term debt	$—	$295
Long-term debt due within one year	—	224
Accounts payable	386	367
Accounts payable to affiliates	31	42
Taxes	8	12
Interest	36	34
Regulatory liabilities	86	83
Other current liabilities	98	101
Total Current Liabilities	645	1,158

Long-term Debt	3,298	2,607

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,154	1,899
Accrued pension obligations	246	281
Regulatory liabilities	668	—
Other deferred credits and noncurrent liabilities	79	90
Total Deferred Credits and Other Noncurrent Liabilities	2,147	2,270

Commitments and Contingent Liabilities (Notes 6 and 13)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	2,729	2,154
Earnings reinvested	899	873
Total Equity	3,992	3,391

Total Liabilities and Equity	$10,082	$9,426

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2017 and December 31, 2016.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2014	66,368	$364	$1,603	$750	$2,717
Net income				252	252
Capital contributions from PPL (b)			331		331
Dividends declared on common stock				(181)	(181)
December 31, 2015	66,368	$364	$1,934	$821	$3,119

Net income				340	340
Capital contributions from PPL			220		220
Dividends declared on common stock				(288)	(288)
December 31, 2016	66,368	$364	$2,154	$873	$3,391

Net income				362	362
Capital contributions from PPL			575		575
Dividends declared on common stock				(336)	(336)
December 31, 2017	66,368	$364	$2,729	$899	$3,992

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

(b)	Includes non-cash contributions of $56 million. See Note 11 for additional information.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2017	2016	2015
Operating Revenues	$3,156	$3,141	$3,115

Operating Expenses
Operation
Fuel	759	791	863
Energy purchases	178	171	184
Other operation and maintenance	806	804	837
Depreciation	439	404	382
Taxes, other than income	65	62	57
Total Operating Expenses	2,247	2,232	2,323

Operating Income	909	909	792

Other Income (Expense) - net	(3)	(9)	(8)

Interest Expense	197	197	178

Interest Expense with Affiliate	18	17	3

Income Before Income Taxes	691	686	603

Income Taxes	375	257	239

Net Income	$316	$429	$364

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2017	2016	2015
Net income	$316	$429	$364

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Prior service costs, net of tax of $1, $0, $2	(2)	—	(3)
Net actuarial gain (loss), net of tax of $13, $18, $2	(23)	(27)	(4)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0	1	(1)	—
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1)	1	2	1
Net actuarial (gain) loss, net of tax of ($2), ($1), ($3)	5	2	5
Total other comprehensive income (loss)	(18)	(24)	(1)

Comprehensive income	$298	$405	$363

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$316	$429	$364
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	439	404	382
Amortization	24	29	27
Defined benefit plans - expense	25	27	38
Deferred income taxes and investment tax credits	294	291	236
Other	—	—	2
Change in current assets and current liabilities
Accounts receivable	(12)	(31)	24
Accounts payable	(9)	24	(58)
Accounts payable to affiliates	2	1	(2)
Unbilled revenues	(33)	(23)	20
Fuel, materials and supplies	45	2	6
Income tax receivable	—	1	135
Taxes payable	27	(7)	10
Accrued interest	—	—	9
Other	34	(6)	23
Other operating activities
Defined benefit plans - funding	(35)	(85)	(70)
Settlement of interest rate swaps	—	(9)	(88)
Expenditures for asset retirement obligations	(34)	(26)	(7)
Other assets	8	2	(7)
Other liabilities	8	4	19
Net cash provided by operating activities	1,099	1,027	1,063
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(892)	(791)	(1,210)
Other investing activities	4	1	7
Net cash used in investing activities	(888)	(790)	(1,203)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	62	109	13
Issuance of long-term note with affiliate	—	—	400
Issuance of long-term debt	160	221	1,050
Retirement of long-term debt	(70)	(246)	(900)
Distributions to member	(402)	(316)	(219)
Contributions from member	—	61	125
Net increase (decrease) in short-term debt	59	(80)	(310)
Other financing activities	(3)	(3)	(10)
Net cash provided by (used in) financing activities	(194)	(254)	149
Net Increase (Decrease) in Cash and Cash Equivalents	17	(17)	9
Cash and Cash Equivalents at Beginning of Period	13	30	21
Cash and Cash Equivalents at End of Period	$30	$13	$30

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$204	$198	$163
Income taxes - net	$48	$(24)	$(139)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$174	$104	$150

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$30	$13
Accounts receivable (less reserve: 2017, $25; 2016, $24)
Customer	246	235
Other	44	17
Unbilled revenues	203	170
Fuel, materials and supplies	254	297
Prepayments	25	24
Regulatory assets	18	20
Other current assets	8	4
Total Current Assets	828	780

Property, Plant and Equipment
Regulated utility plant	13,187	12,746
Less: accumulated depreciation - regulated utility plant	1,785	1,465
Regulated utility plant, net	11,402	11,281
Construction work in progress	627	317
Property, Plant and Equipment, net	12,029	11,598

Other Noncurrent Assets
Regulatory assets	795	824
Goodwill	996	996
Other intangibles	86	95
Other noncurrent assets	68	78
Total Other Noncurrent Assets	1,945	1,993

Total Assets	$14,802	$14,371

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2017	2016
Liabilities and Equity
Current Liabilities
Short-term debt	$244	$185
Long-term debt due within one year	98	194
Notes payable with affiliates	225	163
Accounts payable	338	251
Accounts payable to affiliates	7	6
Customer deposits	58	56
Taxes	66	39
Price risk management liabilities	4	4
Regulatory liabilities	9	18
Interest	32	32
Asset retirement obligations	85	60
Other current liabilities	161	119
Total Current Liabilities	1,327	1,127

Long-term Debt
Long-term debt	4,661	4,471
Long-term debt to affiliate	400	400
Total Long-term Debt	5,061	4,871

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	866	1,735
Investment tax credits	129	132
Price risk management liabilities	22	27
Accrued pension obligations	365	350
Asset retirement obligations	271	373
Regulatory liabilities	2,036	899
Other deferred credits and noncurrent liabilities	162	190
Total Deferred Credits and Other Noncurrent Liabilities	3,851	3,706

Commitments and Contingent Liabilities (Notes 6 and 13)

Member's equity	4,563	4,667

Total Liabilities and Equity	$14,802	$14,371

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

Member's Equity
December 31, 2014	$4,248
Net income	364
Contributions from member	125
Distributions to member	(219)
Other comprehensive income (loss)	(1)
December 31, 2015	$4,517

Net income	$429
Contributions from member	61
Distributions to member	(316)
Other comprehensive income (loss)	(24)
December 31, 2016	$4,667

Net income	$316
Distributions to member	(402)
Other comprehensive income (loss)	(18)
December 31, 2017	$4,563

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2017	2016	2015
Operating Revenues
Retail and wholesale	$1,422	$1,406	$1,407
Electric revenue from affiliate	31	24	37
Total Operating Revenues	1,453	1,430	1,444

Operating Expenses
Operation
Fuel	292	301	329
Energy purchases	160	153	166
Energy purchases from affiliate	10	14	20
Other operation and maintenance	355	355	377
Depreciation	183	170	162
Taxes, other than income	33	32	28
Total Operating Expenses	1,033	1,025	1,082

Operating Income	420	405	362

Other Income (Expense) – net	(5)	(5)	(6)

Interest Expense	71	71	57

Income Before Income Taxes	344	329	299

Income Taxes	131	126	114

Net Income (a)	$213	$203	$185

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$213	$203	$185
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	183	170	162
Amortization	14	14	11
Defined benefit plans - expense	7	8	12
Deferred income taxes and investment tax credits	126	147	126
Other	1	—	8
Change in current assets and current liabilities
Accounts receivable	(7)	(22)	19
Accounts receivable from affiliates	4	(16)	11
Accounts payable	(7)	31	(29)
Accounts payable to affiliates	(4)	1	5
Unbilled revenues	(16)	(8)	9
Fuel, materials and supplies	12	8	3
Income tax receivable	—	4	70
Taxes payable	(15)	20	1
Accrued interest	—	—	5
Other	11	(7)	17
Other operating activities
Defined benefit plans - funding	(4)	(46)	(26)
Settlement of interest rate swaps	—	(9)	(44)
Expenditures for asset retirement obligations	(15)	(18)	(6)
Other assets	5	—	11
Other liabilities	4	2	4
Net cash provided by operating activities	512	482	554
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(458)	(439)	(689)
Net cash used in investing activities	(458)	(439)	(689)
Cash Flows from Financing Activities
Issuance of long-term debt	160	125	550
Retirement of long-term debt	(70)	(150)	(250)
Payment of common stock dividends to parent	(192)	(128)	(119)
Contributions from parent	30	71	90
Net increase (decrease) in short-term debt	30	27	(122)
Other financing activities	(2)	(2)	(5)
Net cash provided by (used in) financing activities	(44)	(57)	144
Net Increase (Decrease) in Cash and Cash Equivalents	10	(14)	9
Cash and Cash Equivalents at Beginning of Period	5	19	10
Cash and Cash Equivalents at End of Period	$15	$5	$19

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$65	$65	$48
Income taxes - net	$22	$(43)	$(81)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$92	$56	$97

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$15	$5
Accounts receivable (less reserve: 2017, $1; 2016, $2)
Customer	116	109
Other	13	11
Unbilled revenues	91	75
Accounts receivable from affiliates	24	28
Fuel, materials and supplies	131	143
Prepayments	11	12
Regulatory assets	12	9
Other current assets	3	1
Total Current Assets	416	393

Property, Plant and Equipment
Regulated utility plant	5,587	5,357
Less: accumulated depreciation - regulated utility plant	614	498
Regulated utility plant, net	4,973	4,859
Construction work in progress	305	133
Property, Plant and Equipment, net	5,278	4,992

Other Noncurrent Assets
Regulatory assets	411	450
Goodwill	389	389
Other intangibles	53	59
Other noncurrent assets	12	17
Total Other Noncurrent Assets	865	915

Total Assets	$6,559	$6,300

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2017	2016
Liabilities and Equity
Current Liabilities
Short-term debt	$199	$169
Long-term debt due within one year	98	194
Accounts payable	179	148
Accounts payable to affiliates	23	26
Customer deposits	27	27
Taxes	25	40
Price risk management liabilities	4	4
Regulatory liabilities	3	5
Interest	11	11
Asset retirement obligations	24	41
Other current liabilities	52	36
Total Current Liabilities	645	701

Long-term Debt	1,611	1,423

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	572	974
Investment tax credits	35	36
Price risk management liabilities	22	27
Accrued pension obligations	45	53
Asset retirement obligations	97	104
Regulatory liabilities	919	419
Other deferred credits and noncurrent liabilities	86	87
Total Deferred Credits and Other Noncurrent Liabilities	1,776	1,700

Commitments and Contingent Liabilities (Notes 6 and 13)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,712	1,682
Earnings reinvested	391	370
Total Equity	2,527	2,476

Total Liabilities and Equity	$6,559	$6,300

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2017 and December 31, 2016.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2014	21,294	$424	$1,521	$229	$2,174
Net income				185	185
Capital contributions from LKE			90		90
Cash dividends declared on common stock				(119)	(119)
December 31, 2015	21,294	$424	$1,611	$295	$2,330

Net income				203	203
Capital contributions from LKE			71		71
Cash dividends declared on common stock				(128)	(128)
December 31, 2016	21,294	$424	$1,682	$370	$2,476

Net income				213	213
Capital contributions from LKE			30		30
Cash dividends declared on common stock				(192)	(192)
December 31, 2017	21,294	$424	$1,712	$391	$2,527

(a) Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2017	2016	2015
Operating Revenues
Retail and wholesale	$1,734	$1,735	$1,708
Electric revenue from affiliate	10	14	20
Total Operating Revenues	1,744	1,749	1,728

Operating Expenses
Operation
Fuel	467	490	534
Energy purchases	18	18	18
Energy purchases from affiliate	31	24	37
Other operation and maintenance	424	424	435
Depreciation	255	234	220
Taxes, other than income	32	30	29
Total Operating Expenses	1,227	1,220	1,273

Operating Income	517	529	455

Other Income (Expense) – net	(3)	(5)	1

Interest Expense	96	96	82

Income Before Income Taxes	418	428	374

Income Taxes	159	163	140

Net Income (a)	$259	$265	$234

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$259	$265	$234
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	255	234	220
Amortization	9	14	13
Defined benefit plans - expense	4	5	10
Deferred income taxes and investment tax credits	152	126	160
Other	—	(1)	(5)
Change in current assets and current liabilities
Accounts receivable	(5)	(8)	5
Accounts receivable from affiliates	—	1	(1)
Accounts payable	—	(10)	(32)
Accounts payable to affiliates	(6)	15	(10)
Unbilled revenues	(17)	(15)	11
Fuel, materials and supplies	32	(6)	3
Income tax receivable	—	—	59
Taxes payable	(26)	25	6
Accrued interest	—	—	5
Other	7	(3)	4
Other operating activities
Defined benefit plans - funding	(23)	(20)	(21)
Settlement of interest rate swaps	—	—	(44)
Expenditures for asset retirement obligations	(19)	(8)	(1)
Other assets	3	(6)	(11)
Other liabilities	9	(2)	3
Net cash provided by operating activities	634	606	608
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(432)	(350)	(519)
Other investing activities	4	1	7
Net cash used in investing activities	(428)	(349)	(512)
Cash Flows from Financing Activities
Issuance of long-term debt	—	96	500
Retirement of long-term debt	—	(96)	(250)
Payment of common stock dividends to parent	(226)	(248)	(153)
Contributions from parent	—	20	—
Net increase (decrease) in short-term debt	29	(32)	(188)
Other financing activities	(1)	(1)	(5)
Net cash used in financing activities	(198)	(261)	(96)
Net Increase (Decrease) in Cash and Cash Equivalents	8	(4)	—
Cash and Cash Equivalents at Beginning of Period	7	11	11
Cash and Cash Equivalents at End of Period	$15	$7	$11

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$92	$89	$75
Income taxes - net	$34	$13	$(84)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$82	$47	$53

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$15	$7
Accounts receivable (less reserve: 2017, $1; 2016, $2)
Customer	130	126
Other	30	5
Unbilled revenues	112	95
Fuel, materials and supplies	123	154
Prepayments	14	12
Regulatory assets	6	11
Other current assets	5	3
Total Current Assets	435	413

Property, Plant and Equipment
Regulated utility plant	7,592	7,382
Less: accumulated depreciation - regulated utility plant	1,170	965
Regulated utility plant, net	6,422	6,417
Construction work in progress	321	181
Property, Plant and Equipment, net	6,743	6,598

Other Noncurrent Assets
Regulatory assets	384	374
Goodwill	607	607
Other intangibles	33	36
Other noncurrent assets	52	57
Total Other Noncurrent Assets	1,076	1,074

Total Assets	$8,254	$8,085

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2017	2016
Liabilities and Equity
Current Liabilities
Short-term debt	$45	$16
Accounts payable	137	78
Accounts payable to affiliates	53	56
Customer deposits	31	29
Taxes	19	45
Regulatory liabilities	6	13
Interest	16	16
Asset retirement obligations	61	19
Other current liabilities	46	36
Total Current Liabilities	414	308

Long-term Debt	2,328	2,327

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	691	1,170
Investment tax credits	94	96
Accrued pension obligations	36	62
Asset retirement obligations	174	269
Regulatory liabilities	1,117	480
Other deferred credits and noncurrent liabilities	43	50
Total Deferred Credits and Other Noncurrent Liabilities	2,155	2,127

Commitments and Contingent Liabilities (Notes 6 and 13)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,616	2,616
Accumulated other comprehensive loss	—	(1)
Earnings reinvested	433	400
Total Equity	3,357	3,323

Total Liabilities and Equity	$8,254	$8,085

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2017 and December 31, 2016.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive income (loss)	Total
December 31, 2014	37,818	$308	$2,596	$302	$—	$3,206
Net income				234		234
Cash dividends declared on common stock				(153)		(153)
December 31, 2015	37,818	$308	$2,596	$383	$—	$3,287

Net income				265		265
Capital contributions from LKE			20			20
Cash dividends declared on common stock				(248)		(248)
Other comprehensive income (loss)					(1)	(1)
December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323

Net income				259		259
Cash dividends declared on common stock				(226)		(226)
Other comprehensive income (loss)					1	1
December 31, 2017	37,818	$308	$2,616	$433	$—	$3,357

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

(PPL)

"Loss from Discontinued Operations (net of income taxes)" on the 2015 Statement of Income includes the activities of PPL Energy Supply, substantially representing PPL's former Supply segment, which was spun off and distributed to PPL shareowners on June 1, 2015. In addition, the Statement of Cash Flows for the same period separately reports the cash flows of the discontinued operations. See Note 8 for additional information.

(All Registrants)

The financial statements of the Registrants include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest. Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for Variable Interest Entities (VIEs). The Registrants consolidate a VIE when they are determined to have a controlling interest in the VIE, and as a result are the primary beneficiary of the entity. The Registrants are not the primary beneficiary in any VIEs. Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method. All other investments are carried at cost or fair value. All significant intercompany transactions have been eliminated.

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

(PPL Electric, LG&E and KU)

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

(All Registrants)

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

Earnings Per Share (PPL)

EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareowners. Share-

based payment awards that provide recipients a non-forfeitable right to dividends or dividend equivalents are considered participating securities.

Price Risk Management

(All Registrants)

Interest rate contracts are used to hedge exposure to changes in the fair value of debt instruments and to hedge exposure to variability in expected cash flows associated with existing floating-rate debt instruments or forecasted fixed-rate issuances of debt. Foreign currency exchange contracts are used to hedge foreign currency exposures, primarily associated with PPL's investments in U.K. subsidiaries. Similar derivatives may receive different accounting treatment, depending on management's intended use and documentation.

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

(PPL)

Processes exist that allow for subsequent review and validation of the contract information as it relates to interest rate and foreign currency derivatives. The accounting department provides the treasury department with guidelines on appropriate accounting classifications for various contract types and strategies. Examples of accounting guidelines provided to the treasury department staff include, but are not limited to:

•	Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges, to the extent the forecasted debt issuances remain probable of occurring.

•	Cross-currency transactions to hedge interest and principal repayments can be designated as cash flow hedges.

•	Transactions to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

•	Transactions to hedge the value of a net investment of foreign operations can be designated as net investment hedges.

•
Derivative transactions that do not qualify for cash flow or net investment hedge treatment are marked to fair value through earnings. These transactions generally include foreign currency forwards and options to hedge GBP-denominated earnings translation risk associated with PPL's U.K. subsidiaries that report their financial statements in GBP. As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates.

(All Registrants)

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

Revenue

(PPL)

Operating Revenues

For the years ended December 31, the Statements of Income "Operating Revenues" line item contains revenue from the following:

	2017	2016	2015
Domestic electric and gas revenues (a)	$5,351	$5,297	$5,239
U.K. operating revenues (b)	2,091	2,207	2,410
Domestic - other	5	13	20
Total	$7,447	$7,517	$7,669

(a)	Represents revenues from cost-based rate-regulated generation, transmission and/or distribution in Pennsylvania, Kentucky, Virginia and Tennessee, including regulated wholesale revenue.

(b)	Primarily represents regulated electricity distribution revenues from the operation of WPD's distribution networks.

Revenue Recognition

(All Registrants)

Operating revenues are primarily recorded based on energy deliveries through the end of the calendar month. Unbilled retail revenues result because customers' bills are rendered throughout the month, rather than bills being rendered at the end of the month. For LKE, LG&E and KU, unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. For PPL Electric, unbilled revenues for a month are calculated by multiplying the actual unbilled kWh by an average rate per customer class.

(PPL)

WPD is currently operating under the eight-year price control period of RIIO-ED1, which commenced for electric distribution companies on April 1, 2015. Ofgem has adopted a price control mechanism that establishes the amount of base demand revenue WPD can earn, subject to certain true-ups, and provides for an increase or reduction in revenues based on incentives or penalties for performance relative to pre-established targets. WPD's allowed revenue primarily includes base demand revenue (adjusted for inflation using RPI), performance incentive revenues/penalties and adjustments for over or under-recovery from prior periods.

As the regulatory model is incentive based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. Therefore, the accounting treatment of adjustments to base demand revenue and/or allowed revenue is evaluated primarily based on revenue recognition accounting guidance.

Unlike prior price control reviews, base demand revenue under RIIO-ED1 is adjusted during the price control period. The most significant of those adjustments are:

•
Inflation True-Up - The base demand revenue for the RIIO-ED1 period was set based on 2012/13 prices. Therefore an inflation factor as determined by forecasted RPI, provided by HM Treasury, is applied to base demand revenue.

Forecasted RPI is trued up to actuals and affects future base demand revenue two regulatory years later. This revenue change is called the "TRU" adjustment.

•
Annual Iteration Process (AIP) - The RIIO-ED1 price control period also includes an AIP. This will allow future base demand revenues agreed with the regulator as part of the price control review, to be updated during the price control period for financial adjustments including tax, pensions, cost of debt, legacy price control adjustments from preceding price control periods and adjustments relating to actual and allowed total expenditure together with the Totex Incentive Mechanism (TIM). Under the TIM, WPD's DNOs are able to retain 70% of any amounts not spent against the RIIO-ED1 plan and bear 70% of any over-spends. The AIP calculates an incremental change to base demand revenue, known as the "MOD" adjustment.

As both MOD and TRU are changes to future base demand revenues as determined by Ofgem, these adjustments are recognized as a component of revenues in future years in which service is provided and revenues are collected or returned to customers.

In addition to base demand revenue, certain other items are added or subtracted to arrive at allowed revenue. The most significant of these are:

•
Incentives - Ofgem has established incentives to provide opportunities for DNO's to enhance overall returns by improving network efficiency, reliability and customer service. These incentives can result in an increase or reduction in revenues based on incentives or penalties for actual performance against pre-established targets based on past performance. The annual incentives and penalties are reflected in customers' rates on a two-year lag from the time they are earned and/or assessed. Incentive revenues and penalties are included in revenues when they are billed to customers.

•
Correction Factor - During the current price control period, WPD sets its tariffs to recover allowed revenue. However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the revenue allowed for a particular period. Conversely, WPD could also over-recover revenue. Over and under-recoveries are subtracted from or added to allowed revenue in future years when they are billed to customers, known as the "Correction Factor" or "K-factor." Over and under-recovered amounts arising for the periods beginning with the 2014/15 regulatory year and refunded/recovered under RIIO-ED1 will be refunded/recovered on a two year lag (previously one year). Therefore the 2014/15 over/under-recovery adjustment occurred in the 2016/17 regulatory year.

Accounts Receivable

(All Registrants)

Accounts receivable are reported on the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts.

Allowance for Doubtful Accounts

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

Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (a)	Balance at End of Period
PPL
2017	$54	$28	$(1)	$30	$51
2016	41	44	—	31	54
2015	44	49	(2)	50	41

PPL Electric
2017	$28	$18	$—	$22	$24
2016	16	35	—	23	28
2015	17	39	—	40	16

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (a)	Balance at End of Period

LKE
2017	$24	$8	$(1)	$6	$25
2016	23	8	—	7	24
2015	25	9	(2)	9	23

LG&E
2017	$2	$2	$(1)	$2	$1
2016	1	2	1	2	2
2015	2	2	—	3	1

KU
2017	$2	$4	$(1)	$4	$1
2016	2	4	—	4	2
2015	2	5	—	5	2

(a)	Primarily related to uncollectible accounts written off.

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

At December 31, the balances of restricted cash and cash equivalents included the following:

	PPL		PPL Electric
	2017	2016	2017	2016
Low carbon network fund (a)	$17	$17	$—	$—
Other	9	9	2	2
Total	$26	$26	$2	$2

(a)	Funds received by WPD, which are to be spent on approved initiatives to support a low carbon environment.

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

(PPL)

PPL capitalizes interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC for PPL, was $11 million in 2017, 2016 and 2015.

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

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2017	2016	2015
PPL	2.65%	2.73%	2.57%
PPL Electric	2.86%	2.63%	2.46%
LKE	3.64%	3.69%	3.69%
LG&E	3.63%	3.58%	3.65%
KU	3.66%	3.77%	3.71%

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

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, PPL and its subsidiaries consider:

•	the expected use of the asset;

•	the expected useful life of other assets to which the useful life of the intangible asset may relate;

•	legal, regulatory, or contractual provisions that may limit the useful life;

•	the company's historical experience as evidence of its ability to support renewal or extension;

•	the effects of obsolescence, demand, competition, and other economic factors; and,

•	the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

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

PPL (for its U.K. Regulated and Kentucky Regulated segments), and individually, LKE, LG&E and KU elected to perform the qualitative step zero evaluation of goodwill as of October 1, 2017. These evaluations considered the excess of fair value over the carrying value of each reporting unit that was calculated during step one of the quantitative impairment tests performed in the fourth quarter of 2015, and the relevant events and circumstances that occurred since those tests were performed including:

•	current year financial performance versus the prior year;

•	changes in planned capital expenditures;

•	the consistency of forecasted free cash flows;

•	earnings quality and sustainability;

•	changes in market participant discount rates;

•	changes in long-term growth rates

•	changes in PPL's market capitalization; and,

•	the overall economic and regulatory environments in which these regulated entities operate.

Based on these evaluations, management concluded it was not more likely than not that the fair value of these reporting units was less than their carrying value. As such, the two-step quantitative impairment test was not performed and no impairment was recognized.

(PPL, LKE, LG&E and KU)

Asset Retirement Obligations

PPL and its subsidiaries record liabilities to reflect various legal obligations associated with the retirement of long-lived assets. Initially, this obligation is measured at fair value and offset with an increase in the value of the capitalized asset, which is depreciated over the asset's useful life. Until the obligation is settled, the liability is increased through the recognition of accretion expense classified within "Other operation and maintenance" on the Statements of Income to reflect changes in the obligation due to the passage of time. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset. See Note 6 and Note 19 for additional information on AROs.

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

Stock-Based Compensation (PPL, PPL Electric and LKE)

PPL has several stock-based compensation plans for purposes of granting stock options, restricted stock, restricted stock units and performance units to certain employees as well as stock units and restricted stock units to directors. PPL grants most stock-

based awards in the first quarter of each year. PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method. Forfeitures of awards are recognized when they occur. See Note 10 for a discussion of stock-based compensation. All awards are recorded as equity or a liability on the Balance Sheets. Stock-based compensation is primarily included in "Other operation and maintenance" on the Statements of Income. Stock-based compensation expense for PPL Electric and LKE includes an allocation of PPL Services' expense.

Taxes

Income Taxes

(All Registrants)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

The Registrants have completed or made reasonable estimates of the effects of the TCJA and reflected these amounts in their December 31, 2017 financial statements. The Registrants continue to evaluate the application of the TCJA and have used significant management judgment to make certain assumptions concerning the application of various components of the law in the calculation of 2017 income tax expense. The current and deferred components of the income tax expense calculations that the Registrants consider provisional due to uncertainty either with respect to the technical application of the law or the quantification of the impact of the law include (but are not limited to): tax depreciation, deductible executive compensation, and the accumulated foreign earnings used to calculate the deemed dividend included in PPL's taxable income in 2017 along with the impact of associated foreign tax credits and related valuation allowances. The Registrants believe that classification of these items as provisional is appropriate. The Registrants have accounted for these items based on their interpretation of the TCJA.

Further interpretive guidance on the TCJA from the IRS, Treasury, the Joint Committee on Taxation through its "Blue Book" or from Congress in the form of Technical Corrections may differ from the Registrants' interpretation of the TCJA.

Significant management judgment is also required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

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

See Note 5 for additional discussion regarding income taxes, including the impact of the TCJA and management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested.

The provision for PPL's, PPL Electric's, LKE's, LG&E's and KU's deferred income taxes for regulatory assets and liabilities is based upon the ratemaking principles reflected in rates established by the regulators. The difference in the provision for deferred income taxes for regulatory assets and liabilities and the amount that otherwise would be recorded under GAAP is deferred and included on the Balance Sheets in noncurrent "Regulatory assets" or "Regulatory liabilities."

(PPL Electric, LKE, LG&E and KU)

The income tax provision for PPL Electric, LG&E and KU is calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if PPL Electric, LG&E, KU and any domestic subsidiaries each filed a separate return. Tax benefits are not shared between companies. The entity that generates a tax benefit is the entity that is entitled to the tax benefit. The effect of PPL filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.

At December 31, the following intercompany tax receivables (payables) were recorded:

	2017	2016
PPL Electric	$61	$13
LKE	(23)	1
LG&E	—	(18)
KU	—	(29)

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

(PPL, LKE, LG&E and KU)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	PPL		LKE		LG&E		KU
	2017	2016	2017	2016	2017	2016	2017	2016
Fuel	$107	$158	$107	$158	$45	$60	$62	$98
Natural gas stored underground	43	42	43	42	43	42	—	—
Materials and supplies	170	156	104	97	43	41	61	56
Total	$320	$356	$254	$297	$131	$143	$123	$154

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

Treasury Stock (PPL)

PPL restores all shares of common stock acquired to authorized but unissued shares of common stock upon acquisition.

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

On June 1, 2015, PPL completed the spinoff of PPL Energy Supply, which substantially represented PPL's Supply segment. As a result of this transaction, PPL no longer has a Supply segment and its results are presented in "Discontinued Operations". See Note 8 for additional information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2017	2016	2015
Operating Revenues from external customers (a)
U.K. Regulated	$2,091	$2,207	$2,410
Kentucky Regulated	3,156	3,141	3,115
Pennsylvania Regulated	2,195	2,156	2,124
Corporate and Other	5	13	20
Total	$7,447	$7,517	$7,669

Depreciation
U.K. Regulated	$230	$233	$242
Kentucky Regulated	439	404	382
Pennsylvania Regulated	309	253	214
Corporate and Other	30	36	45
Total	$1,008	$926	$883

Amortization (b)
U.K. Regulated	$34	$16	$6
Kentucky Regulated	24	29	27
Pennsylvania Regulated	33	32	26
Corporate and Other	6	3	—
Total	$97	$80	$59

Unrealized (gains) losses on derivatives and other hedging activities (c)
U.K. Regulated	$166	$13	$(88)
Kentucky Regulated	6	6	11
Corporate and Other	6	—	—
Total	$178	$19	$(77)

Interest Expense
U.K. Regulated	$397	$402	$417
Kentucky Regulated	261	260	232
Pennsylvania Regulated	142	129	130
Corporate and Other	101	97	92
Total	$901	$888	$871

Income from Continuing Operations Before Income Taxes
U.K. Regulated	$804	$1,479	$1,249
Kentucky Regulated	645	640	547
Pennsylvania Regulated	575	550	416
Corporate and Other (d)	(112)	(119)	(144)
Total	$1,912	$2,550	$2,068

Income Taxes (e)
U.K. Regulated	$152	$233	$128
Kentucky Regulated	359	242	221
Pennsylvania Regulated	216	212	164
Corporate and Other (d)	57	(39)	(48)
Total	$784	$648	$465

Deferred income taxes and investment tax credits (f)
U.K. Regulated	$66	$31	$45
Kentucky Regulated	294	291	236
Pennsylvania Regulated	257	221	220
Corporate and Other (d)	90	17	(73)
Total	$707	$560	$428

	2017	2016	2015

Net Income
U.K. Regulated	$652	$1,246	$1,121
Kentucky Regulated	286	398	326
Pennsylvania Regulated	359	338	252
Corporate and Other (d)	(169)	(80)	(96)
Discontinued Operations (g)	—	—	(921)
Total	$1,128	$1,902	$682

(a)	See Note 1 for additional information on Operating Revenues.

(b)	Represents non-cash expense items that include amortization of regulatory assets, debt discounts and premiums, debt issuance costs, emission allowances and RECs.

(c)	Includes unrealized gains and losses from economic activity. See Note 17 for additional information.

(d)
2015 includes certain costs related to the spinoff of PPL Energy Supply, including deferred income tax expense, transition costs and separation benefits for PPL Services employees. See Note 8 for additional information.

(e)	Represents both current and deferred income taxes, including investment tax credits. See Note 5 for additional information on the impact of the TCJA in 2017.

(f)	Represents a non-cash expense item that is also included in "Income Taxes."

(g)	2015 includes an $879 million loss on the spinoff of PPL Energy Supply and five months of Supply segment earnings. See Note 8 for additional information on these transactions.

Cash Flow data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2017	2016	2015
Expenditures for long-lived assets
U.K. Regulated	$1,015	$1,031	$1,242
Kentucky Regulated	892	791	1,210
Pennsylvania Regulated	1,254	1,134	1,107
Corporate and Other	10	1	11
Total	$3,171	$2,957	$3,570

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2017	2016
Total Assets
U.K. Regulated (a)	$16,813	$14,537
Kentucky Regulated	14,468	14,037
Pennsylvania Regulated	10,082	9,426
Corporate and Other (b)	116	315
Total	$41,479	$38,315

(a)
Includes $12.5 billion and $10.8 billion of net PP&E as of December 31, 2017 and December 31, 2016. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

Geographic data for the years ended December 31 are as follows:

	2017	2016	2015
Revenues from external customers
U.K.	$2,091	$2,207	$2,410
U.S.	5,356	5,310	5,259
Total	$7,447	$7,517	$7,669

	As of December 31,
	2017	2016
Long-Lived Assets
U.K.	$12,851	$11,177
U.S.	20,936	19,595
Total	$33,787	$30,772

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments that are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

3. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2017, 2016 or 2015.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2017, 2016 or 2015.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2017, 2016 or 2015.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2017, 2016 or 2015.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2017	2016	2015
Income (Numerator)
Income from continuing operations after income taxes	$1,128	$1,902	$1,603
Less amounts allocated to participating securities	2	6	6
Income from continuing operations after income taxes available to PPL common shareowners - Basic and Diluted	$1,126	$1,896	$1,597

Income (loss) from discontinued operations (net of income taxes) available to PPL common shareowners - Basic and Diluted	$—	$—	$(921)

Net income	$1,128	$1,902	$682
Less amounts allocated to participating securities	2	6	2
Net income available to PPL common shareowners - Basic and Diluted	$1,126	$1,896	$680

	2017	2016	2015

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	685,240	677,592	669,814
Add incremental non-participating securities:
Share-based payment awards (a)	2,094	2,854	2,772
Weighted-average shares - Diluted EPS	687,334	680,446	672,586

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.64	$2.80	$2.38
Income (loss) from discontinued operations (net of income taxes)	—	—	(1.37)
Net Income	$1.64	$2.80	$1.01
Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$1.64	$2.79	$2.37
Income (loss) from discontinued operations (net of income taxes)	—	—	(1.36)
Net Income	$1.64	$2.79	$1.01

(a)	The Treasury Stock Method was applied to non-participating share-based payment awards.

For the year ended December 31, PPL issued common stock related to stock-based compensation plans and DRIP as follows (in thousands):

2017
Stock-based compensation plans (a)	1,748
DRIP	1,552

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 7 for additional information on common stock issued under ATM Program.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2017	2016	2015
Stock options	696	696	1,087
Performance units	—	176	36

5. Income and Other Taxes

(All Registrants)
Tax Cuts and Jobs Act (TCJA)

On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the taxation of corporations, including provisions specifically applicable to regulated public utilities. The more significant changes that impact the Registrants are:

•	The reduction in the U.S. federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, effective January 1, 2018;

•	The exclusion from U.S. federal taxable income of dividends from foreign subsidiaries and the associated "transition tax;"

•	Limitations on the tax deductibility of interest expense, with an exception to these limitations for regulated public utilities;

•	Full current year expensing of capital expenditures with an exception for regulated public utilities that qualify for the exception to the interest expense limitation; and

•
The continuation of certain rate normalization requirements for accelerated depreciation benefits. For non-regulated businesses, the TCJA generally provides for full expensing of property acquired after September 27, 2017.

Under GAAP, the tax effect of changes in tax laws must be recognized in the period in which the law is enacted, or December 2017 for TCJA. The changes enacted by the TCJA were recorded as an adjustment to the Registrants' deferred tax provision, and have been reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$321	$(13)	$112	$—	$—

The components of these adjustments are discussed below:

Reduction of U.S. Federal Corporate Income Tax Rate

GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Registrants' deferred taxes were remeasured based upon the new U.S. federal corporate income tax rate of 21%. For PPL’s regulated entities, the changes in deferred taxes were, in large part, recorded as an offset to either a regulatory asset or regulatory liability and will be reflected in future rates charged to customers. The rate reduction on non-regulated deferred tax assets and liabilities were recorded as an adjustment to the Registrants' deferred tax provision, and have been reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$220	$(13)	$112	$—	$—

As indicated in Note 1 - "Summary of Significant Accounting Policies - Income Taxes", PPL’s U.S. regulated operations' accounting for income taxes are impacted by rate regulation. Therefore, reductions in accumulated deferred income tax balances due to the reduction in the U.S. federal corporate income tax rate to 21% under the provisions of the TCJA may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers over a period of time. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Potential refunds of other deferred taxes will be determined by the Registrants’ regulators. The Balance Sheets at December 31, 2017 reflect the increase to the Registrants' net regulatory liabilities as a result of the TCJA as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Net Increase in Regulatory Liabilities	$2,185	$1,019	$1,166	$532	$634

Prior to the TCJA, PPL Electric had recorded a net regulatory asset related to taxes recoverable on certain property related deferred taxes, the tax benefit of which was received by the customer. The net regulatory asset represents the future taxes owed in excess of taxes paid by the customer to date, with an additional tax gross-up. As a result of the U.S. federal corporate income tax rate reduction enacted by the TCJA, the future taxes expected to be due are now less than taxes funded through rates, resulting in a net regulatory liability.

Transition Tax

The TCJA included a conversion from a worldwide tax system to a territorial tax system, effective January 1, 2018. In the transition to the territorial regime, a one-time transition tax was imposed on PPL’s unrepatriated accumulated foreign earnings in 2017. These earnings were treated as a taxable deemed dividend to PPL of approximately $462 million. As the PPL consolidated U.S. group had a taxable loss for 2017, inclusive of the taxable deemed dividend, the foreign tax credits associated with the deemed dividend were recorded as a deferred tax asset. However, it is expected that under the TCJA, the current and prior year foreign tax credit carryforwards will not be fully realizable.

As a result, the net deferred income tax expense impact of the deemed repatriation was $101 million and was recorded in "Income Taxes" on the PPL Statement of Income for the year ended December 31, 2017 and "Deferred tax liabilities" on the PPL Balance Sheet at December 31, 2017.

SEC Guidance on Accounting for TCJA

On December 22, 2017, the SEC issued guidance for accounting for income taxes in the event that information is not available or is incomplete for purposes of reflecting the impact of the TCJA. The SEC guidance provides a period of up to one year (the measurement period) to complete the analysis and accounting to properly reflect the TCJA. The SEC guidance provides a three-step process that companies should apply to each reporting period within the measurement period:

1.	A company should record the effects of the TCJA for which the accounting is complete.

2.
A company should report provisional amounts (or adjustments to provisional amounts) for the effects of the TCJA for which the accounting is not complete, but for which a reasonable estimate can be determined. Provisional amounts and any related adjustments to such provisional amounts should be recorded to income tax expense through continuing operations in the period they are identified.

3.	A company should continue to apply GAAP based on the tax law in effect just prior to enactment of TCJA if a reasonable estimate of the specific effect of the TCJA cannot be made.

The measurement period ends at the earlier of the time the company finalizes its accounting for the impact of the TCJA or one year.

The Registrants have completed or made reasonable estimates of the effects of the TCJA and reflected these amounts in their December 31, 2017 financial statements. The Registrants continue to evaluate the application of the TCJA and have made certain assumptions concerning the application of various components of the law in the calculation of 2017 income tax expense. The current and deferred components of the income tax expense calculations that the Registrants consider provisional within the meaning of the SEC guidance due to uncertainty either with respect to the technical application of the law or the quantification of the impact of the law include (but are not limited to): tax depreciation, deductible executive compensation, and the accumulated foreign earnings used to calculate the deemed dividend included in PPL’s taxable income in 2017 along with the impact of associated foreign tax credits and related valuation allowances. The Registrants believe that classification of these items as provisional is appropriate. The Registrants have accounted for these items based on their interpretation of the TCJA.

Further interpretive guidance on the TCJA from the IRS, Treasury, the Joint Committee on Taxation through its “Blue Book” or from Congress in the form of Technical Corrections may differ from the Registrants' interpretation of the TCJA.

(PPL)

"Income from Continuing Operations Before Income Taxes" included the following:

	2017	2016	2015
Domestic income	$874	$1,463	$968
Foreign income	1,038	1,087	1,100
Total	$1,912	$2,550	$2,068

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

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and the U.K.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2017 (a)	2016
Deferred Tax Assets
Deferred investment tax credits	$33	$51
Regulatory liabilities	62	94
Income taxes due to customer (b)	499	—
Accrued pension costs	159	250
Federal loss carryforwards	356	565
State loss carryforwards	409	326
Federal and state tax credit carryforwards	455	256
Foreign capital loss carryforwards	329	302
Foreign loss carryforwards	2	3
Foreign - pensions	(32)	41
Foreign - regulatory obligations	2	6
Foreign - other	7	5
Contributions in aid of construction	134	141
Domestic - other	104	188
Unrealized losses on qualifying derivatives	10	20
Valuation allowances	(838)	(593)
Total deferred tax assets	1,691	1,655

Deferred Tax Liabilities
Domestic plant - net (b)	3,168	4,325
Taxes recoverable through future rates (b)	—	170
Regulatory assets	211	343
Reacquired debt costs	15	25
Foreign plant - net	726	640
Domestic - other	9	14
Total deferred tax liabilities	4,129	5,517
Net deferred tax liability	$2,438	$3,862

(a)	Deferred tax assets and liabilities at December 31, 2017 reflect the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(b)
The impact on net deferred tax liabilities as a result of the U.S. federal corporate income tax rate reduction enacted by the TCJA is primarily related to plant (net of net operating losses) and resulted in a regulatory liability for income taxes due to customers, the deferred tax impact of which is reflected as a deferred tax asset.

State deferred taxes are determined on a by entity, by jurisdiction basis. As a result, $24 million and $27 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2017 and 2016.

At December 31, 2017, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets.

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss carryforwards
Federal net operating losses (a)	$1,662	$349	$—	2029-2037
Federal charitable contributions (a)	36	7	—	2020-2022
State net operating losses (a)	5,512	407	(348)	2018-2037
State charitable contributions (a)	26	2	—	2018-2022
Foreign net operating losses	10	2	—	Indefinite
Foreign capital losses	1,938	329	(329)	Indefinite

Credit carryforwards
Federal investment tax credit	133	—	2025-2036
Federal alternative minimum tax credit (b)	30	—	Indefinite
Federal foreign tax credits (c)	267	(148)	2024-2027
Federal - other	24	(8)	2019-2037
State - other	1	—	Indefinite

(a)	Due to the enactment of the TCJA, deferred tax assets are reflected at the new U.S. federal corporate income tax rate of 21%.

(b)	The TCJA repealed the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017. The existing indefinite carryforward period for AMT credits was retained.

(c)	Includes $62 million of foreign tax credits carried forward from 2016 and $205 million of additional foreign tax credits in 2017 related to the taxable deemed dividend associated with the TCJA.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts		Deductions		Balance at End of Period
2017	$593	$256	(a)	$—		$11		$838
2016	662	17		2		88	(b)	593
2015	622	24		77	(c)	61	(b)	662

(a)
Increase in valuation allowance of approximately $145 million related to expected future utilization of both 2017 foreign tax credits and pre-2017 foreign tax credits carried forward. For additional information, see the "Reconciliation of Income Tax Expense" and associated notes below.

In addition, the reduction of the U.S. federal corporate income tax rate enacted by the TCJA in 2017 resulted in a $62 million increase in federal deferred tax assets and a corresponding valuation allowance related to the federal tax benefits of state net operating losses.

(b)
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

(c)
Valuation allowance related to the deferred tax assets previously reflected on the PPL Energy Supply Segment. The deferred tax assets and related valuation allowance remained with PPL after the spinoff.

PPL Global does not record U.S. income taxes on the unremitted earnings of WPD, as management has determined that such earnings are indefinitely reinvested. Current year distributions from WPD to the U.S. are sourced from a portion of the current year’s earnings of the WPD group. As noted above, the TCJA includes a conversion from a worldwide tax system to a territorial tax system, effective January 1, 2018. In the transition to the territorial regime, a one-time transition tax was imposed on PPL’s unrepatriated accumulated foreign earnings in 2017. These earnings were treated as a taxable deemed dividend from the U.K. The total amount of the taxable deemed dividend was approximately $462 million, including $205 million of foreign tax credits. The U.S. tax consequences of the deemed dividend have been recorded in PPL’s 2017 tax provision and are explained below. Despite this 2017 deemed dividend, there have been no material changes to the facts underlying PPL’s assertion that historically reinvested earnings of WPD as well as some portion of current year earnings will continue to be indefinitely reinvested. WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings. Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate annual distributions from WPD in excess of some portion of WPD's future annual earnings. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheets. The amount considered indefinitely reinvested at December 31, 2017 was $6.0 billion. It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings in the event of repatriation to the U.S.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2017	2016	2015
Income Tax Expense (Benefit)
Current - Federal	$6	$(14)	$(26)
Current - State	25	21	25
Current - Foreign	45	80	89
Total Current Expense	76	87	88
Deferred - Federal (a)	532	385	699
Deferred - State	88	89	68
Deferred - Foreign	133	86	41
Total Deferred Expense, excluding operating loss carryforwards	753	560	808

	2017	2016	2015
Income Tax Expense (Benefit)

Amortization of investment tax credit	(3)	(3)	(4)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal (b)	(16)	25	(396)
Deferred - State	(26)	(21)	(31)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(42)	4	(427)
Total income taxes from continuing operations	$784	$648	$465

Total income tax expense - Federal	$519	$393	$273
Total income tax expense - State	87	89	62
Total income tax expense - Foreign	178	166	130
Total income taxes from continuing operations	$784	$648	$465

(a)	Due to the enactment of the TCJA in 2017, PPL recorded the following:

•	$220 million of deferred income tax expense related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities;

•	$162 million of deferred tax expense related to the utilization of current year losses resulting from the taxable deemed dividend; partially offset by,

•	$60 million of deferred tax benefits related to the $205 million of 2017 foreign tax credits partially offset by $145 million of valuation allowances.

(b)	Increase in federal loss carryforwards for 2015 primarily relates to the extension of bonus depreciation and the impact of bonus depreciation related to provision to return adjustments.

In the table above, the following income tax expense (benefit) are excluded from income taxes from continuing operations:

	2017	2016	2015
Discontinued operations - PPL Energy Supply Segment	$—	$—	$(30)
Stock-based compensation recorded to Earnings Reinvested	—	(7)	—
Other comprehensive income	(34)	(6)	(2)
Valuation allowance on state deferred taxes recorded to other comprehensive income	(1)	1	(4)
Total	$(35)	$(12)	$(36)

	2017	2016	2015
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$669	$893	$724
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	46	46	31
Valuation allowance adjustments (a)	36	16	24
Impact of lower U.K. income tax rates (b)	(176)	(177)	(176)
U.S. income tax on foreign earnings - net of foreign tax credit (c)	47	(42)	8
Federal and state tax reserves adjustments (d)	—	—	(22)
Foreign income return adjustments	(8)	2	—
Impact of the U.K. Finance Acts on deferred tax balances (b)	(16)	(49)	(91)
Depreciation not normalized	(10)	(10)	(5)
Interest benefit on U.K. financing entities	(16)	(17)	(20)
Stock-based compensation (e)	(3)	(10)	—
Deferred tax impact of U.S. tax reform (f)	220	—	—
Other	(5)	(4)	(8)
Total increase (decrease)	115	(245)	(259)
Total income taxes from continuing operations	$784	$648	$465
Effective income tax rate	41.0%	25.4%	22.5%

(a)
During 2017, PPL recorded an increase in valuation allowances of $23 million primarily related to foreign tax credits recorded in 2016. The future utilization of these credits is expected to be lower as a result of the TCJA.

During 2017 and 2016, PPL recorded deferred income tax expense of $16 million and $13 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.

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

(b)
The U.K. Finance Act 2016, enacted in September 2016, reduced the U.K. statutory income tax rate effective April 1, 2020 from 18% to 17%. As a result, PPL reduced its net deferred tax liabilities and recognized a $42 million deferred income tax benefit during 2016.

The U.K. Finance Act 2015, enacted in November 2015, reduced the U.K. statutory income tax rate from 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. As a result, PPL reduced its net deferred tax liabilities and recognized a $90 million deferred income tax benefit during 2015, related to both rate decreases.

(c)	During 2017, PPL recorded a federal income tax benefit of $35 million primarily attributable to U.K. pension contributions.

During 2017, PPL recorded deferred income tax expense of $83 million primarily related to enactment of the TCJA. The enacted tax law included a conversion from a worldwide tax system to a territorial tax system, effective January 1, 2018. In the transition to the territorial regime, a one-time transition tax was imposed on PPL’s unrepatriated accumulated foreign earnings in 2017. These earnings were treated as a taxable deemed dividend to PPL of approximately $462 million, including $205 million of foreign tax credits. As the PPL consolidated U.S. group had a taxable loss for 2017, inclusive of the taxable deemed dividend, these credits were recorded as a deferred tax asset. However, it is expected that under the TCJA, only $83 million of the $205 million of foreign tax credits will be realized in the carry forward period. Accordingly, a valuation allowance on the current year foreign tax credits in the amount of $122 million has been recorded to reflect the reduction in the future utilization of the credits. The foreign tax credits associated with the deemed repatriation result in a gross carryforward and corresponding deferred tax asset of $205 million offset by a valuation allowance of $122 million.

During 2016, PPL recorded lower income taxes primarily attributable to foreign tax credit carryforwards, arising from a decision to amend prior year tax returns to claim foreign tax credits rather than deduct foreign taxes. This decision was prompted by changes to the Company's most recent business plan.

(d)
During 2015, PPL recorded a $9 million income tax benefit related to a planned amendment of a prior period tax return and a $12 million income tax benefit related to the settlement of the IRS audit for the tax years 1998-2011.

(e)	During 2016, PPL recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 1 for additional information.

(f)	During 2017, PPL recorded deferred income tax expense related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

	2017	2016	2015
Taxes, other than income
State gross receipts (a)	$102	$100	$89
State capital stock	(6)	—	—
Foreign property	127	135	148
Domestic Other	69	66	62
Total	$292	$301	$299

(a)	In 2015, the settlement of a 2011 gross receipts tax audit resulted in the reversal of $17 million of previously recognized reserves.

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2017 (a)	2016
Deferred Tax Assets
Accrued pension costs	$63	$107
Contributions in aid of construction	117	112
Regulatory liabilities	25	34
Income taxes due to customers (b)	193	—
State loss carryforwards	19	22
Federal loss carryforwards	91	147
Other	45	81
Total deferred tax assets	553	503

Deferred Tax Liabilities
Electric utility plant - net (b)	1,544	2,001
Taxes recoverable through future rates (b)	—	141
Reacquired debt costs	8	15
Regulatory assets	150	240
Other	5	5
Total deferred tax liabilities	1,707	2,402
Net deferred tax liability	$1,154	$1,899

(a)	Deferred tax assets and liabilities at December 31, 2017 reflect the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(b)
The impact on net deferred tax liabilities as a result of the U.S. federal tax rate reduction enacted by the TCJA is primarily related to plant (net of net operating losses) and resulted in a regulatory liability for income taxes due to customers, the deferred tax impact of which is reflected as a deferred tax asset.

At December 31, 2017, PPL Electric had the following loss carryforwards and related deferred tax assets:

	Gross	Deferred Tax Asset	Expiration
Loss carryforwards (a)
Federal net operating losses	$426	$89	2031-2037
Federal charitable contributions	8	2	2020-2022
State net operating losses	233	18	2030-2032
State charitable contributions	13	1	2018-2022

(a)	Due to the enactment of the TCJA, deferred tax assets are reflected at the new U.S. federal corporate income tax rate of 21%.

Credit carryforwards were insignificant at December 31, 2017.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows.

	2017	2016	2015
Income Tax Expense (Benefit)
Current - Federal	$(65)	$(29)	$(80)
Current - State	20	19	23
Total Current Expense (Benefit)	(45)	(10)	(57)
Deferred - Federal (a)	234	193	287
Deferred - State	29	29	12
Total Deferred Expense, excluding operating loss carryforwards	263	222	299

	2017	2016	2015
Amortization of investment tax credit	—	—	—
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	(5)	—	(75)
Deferred - State	—	—	(3)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(5)	—	(78)
Total income tax expense	$213	$212	$164

Total income tax expense - Federal	$164	$164	$132
Total income tax expense - State	49	48	32
Total income tax expense	$213	$212	$164

(a)
Due to the enactment of the TCJA in 2017, PPL Electric recorded a $13 million deferred tax benefit related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities.

	2017	2016	2015
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$201	$193	$146
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	36	36	25
Depreciation not normalized	(8)	(8)	(4)
Stock-based compensation (a)	(2)	(6)	—
Deferred tax impact of U.S. tax reform (b)	(13)	—	—
Other	(1)	(3)	(3)
Total increase (decrease)	12	19	18
Total income tax expense	$213	$212	$164
Effective income tax rate	37.0%	38.4%	39.4%

(a)	During 2016, PPL Electric recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 1 for additional information.

(b)	During 2017, PPL Electric recorded a deferred tax benefit related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

	2017	2016	2015
Taxes, other than income
State gross receipts (a)	$102	$100	$89
Property and other	5	5	5
Total	$107	$105	$94

(a)	In 2015, the settlement of a 2011 gross receipts tax audit resulted in the reversal of $17 million of previously recognized reserves.

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

Significant components of LKE's deferred income tax assets and liabilities were as follows:

	2017 (a)	2016
Deferred Tax Assets
Federal loss carryforwards	$150	$248
State loss carryforwards	41	35
Federal tax credit carryforwards	181	186
Contributions in aid of construction	17	29
Regulatory liabilities	37	60
Accrued pension costs	29	58
Income taxes due to customers (b)	305	15
Deferred investment tax credits	33	51
Derivative liability	7	12
Other	26	49
Valuation allowances	(8)	(11)
Total deferred tax assets	818	732

Deferred Tax Liabilities
Plant - net (b)	1,615	2,352
Regulatory assets	61	102
Other	8	13
Total deferred tax liabilities	1,684	2,467
Net deferred tax liability	$866	$1,735

(a)	Deferred tax assets and liabilities at December 31, 2017 reflect the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(b)
The impact on net deferred tax liabilities as a result of the U.S. federal tax rate reduction enacted by the TCJA is primarily related to plant (net of net operating losses) and resulted in a regulatory liability for income taxes due to customers, the deferred tax impact of which is reflected as a deferred tax asset.

At December 31, 2017, LKE had the following loss and tax credit carryforwards, related deferred tax assets, and valuation allowances recorded against the deferred tax assets.

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss carryforwards (a)
Federal net operating losses	$713	$150	$—	2028-2037
Federal charitable contributions	14	3	—	2020-2022
State net operating losses	874	41	—	2028-2037

Credit carryforwards
Federal investment tax credit	133	—	2025-2036
Federal alternative minimum tax credit (b)	27	—	Indefinite
Federal - other	21	(8)	2019-2037
State - other	1	—	Indefinite

(a)	Due to the enactment of the TCJA, deferred tax assets are reflected at the new U.S. federal corporate income tax rate of 21%.

(b)	The TCJA repealed the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017. The existing indefinite carryforward period for AMT credits was retained.

Changes in deferred tax valuation allowances were:

	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
2017	$11	$4	(a)	$7	(b)	$8
2016	12	—		1	(b)	11
2015	—	12	(c)	—		12

(a)	Federal tax credits expiring in 2021 that are more likely than not to expire before being utilized.

(b)	Federal tax credit expiring.

(c)	Federal tax credits expiring in 2016 through 2020 that are more likely than not to expire before being utilized.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2017	2016	2015
Income Tax Expense (Benefit)
Current - Federal	$74	$(36)	$2
Current - State	6	1	1
Total Current Expense (Benefit)	80	(35)	3
Deferred - Federal (a)	268	248	405
Deferred - State	32	38	32
Total Deferred Expense, excluding benefits of operating loss carryforwards	300	286	437
Amortization of investment tax credit - Federal	(3)	(3)	(3)
Tax benefit of operating loss carryforwards
Deferred - Federal	(2)	10	(198)
Deferred - State	—	(1)	—
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(2)	9	(198)
Total income tax expense from continuing operations (b)	$375	$257	$239

Total income tax expense - Federal	$337	$219	$206
Total income tax expense - State	38	38	33
Total income tax expense from continuing operations (b)	$375	$257	$239

(a)
Due to the enactment of the TCJA in 2017, LKE recorded $112 million of deferred income tax expense, of which $108 million related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities and $4 million related to valuation allowances on tax credits expiring in 2021.

(b)	Excludes deferred federal and state tax expense (benefit) recorded to OCI of $(10) million in 2017, $(16) million in 2016 and less than $(1) million in 2015.

	2017	2016	2015
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$242	$240	$211
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	25	25	22
Amortization of investment tax credit	(3)	(3)	(3)
Valuation allowance adjustment (a)	—	—	12
Stock-based compensation (b)	1	(3)	—
Deferred tax impact of U.S. tax reform (c)	112	—	—
Other	(2)	(2)	(3)
Total increase	133	17	28
Total income tax expense	$375	$257	$239
Effective income tax rate	54.3%	37.5%	39.6%

(a)	Represents a valuation allowance against tax credits expiring through 2020 that are more likely than not to expire before being utilized.

(b)	During 2016, LKE recorded lower income tax expense related to the application of new stock-based compensation accounting guidance. See Note 1 for additional information.

(c)	During 2017, LKE recorded deferred income tax expense primarily due to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

	2017	2016	2015
Taxes, other than income
Property and other	$65	$62	$57
Total	$65	$62	$57

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2017 (a)	2016
Deferred Tax Assets
Federal loss carryforwards	$29	$80
Contributions in aid of construction	11	18
Regulatory liabilities	21	34
Deferred investment tax credits	9	14
Income taxes due to customers (b)	142	17
Derivative liability	7	12
Other	12	17
Total deferred tax assets	231	192

Deferred Tax Liabilities
Plant - net (b)	724	1,058
Regulatory assets	40	65
Accrued pension costs	34	35
Other	5	8
Total deferred tax liabilities	803	1,166
Net deferred tax liability	$572	$974

(a)	Deferred tax assets and liabilities at December 31, 2017 reflect the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(b)
The impact on net deferred tax liabilities as a result of the U.S. federal tax rate reduction enacted by the TCJA is primarily related to plant (net of net operating losses) and resulted in a regulatory liability for income taxes due to customers, the deferred tax impact of which is reflected as a deferred tax asset.

LG&E expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2017, LG&E had $140 million of federal net operating loss carryforwards that expire in 2035 and $6 million of federal credit carryforwards that expire from 2034 to 2037.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2017	2016	2015
Income Tax Expense (Benefit)
Current - Federal	$—	$(22)	$(15)
Current - State	5	1	3
Total current Expense (Benefit)	5	(21)	(12)
Deferred - Federal	112	134	190
Deferred - State	14	18	13
Total Deferred Expense, excluding benefits of operating loss carryforwards	126	152	203
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Tax benefit of operating loss carryforwards
Deferred - Federal	1	(4)	(76)
Total Tax Benefit of Operating Loss Carryforwards	1	(4)	(76)
Total income tax expense	$131	$126	$114

Total income tax expense - Federal	$112	$107	$98
Total income tax expense - State	19	19	16
Total income tax expense	$131	$126	$114

	2017	2016	2015
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at
statutory tax rate - 35%	$120	$115	$105
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	12	11
Amortization of investment tax credit	(1)	(1)	(1)
Other	(1)	—	(1)
Total increase	11	11	9
Total income tax expense	$131	$126	$114
Effective income tax rate	38.1%	38.3%	38.1%

	2017	2016	2015
Taxes, other than income
Property and other	$33	$32	$28
Total	$33	$32	$28

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2017 (a)	2016
Deferred Tax Assets
Federal loss carryforwards	$13	$79
Contributions in aid of construction	6	11
Regulatory liabilities	16	26
Deferred investment tax credits	24	37
Income taxes due to customers (b)	163	—
Other	9	11
Total deferred tax assets	231	164

Deferred Tax Liabilities
Plant - net (b)	882	1,280
Regulatory assets	21	37
Accrued pension costs	17	12
Other	2	5
Total deferred tax liabilities	922	1,334
Net deferred tax liability	$691	$1,170

(a)	Deferred tax assets and liabilities at December 31, 2017 reflect the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(b)
The impact on net deferred tax liabilities as a result of the U.S. federal tax rate reduction enacted by the TCJA is primarily related to plant (net of net operating losses) and resulted in a regulatory liability for income taxes due to customers, the deferred tax impact of which is reflected as a deferred tax asset.

KU expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2017, KU had $61 million of federal net operating loss carryforwards that expire in 2035 and $6 million of federal credit carryforwards that expire from 2034 to 2037.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2017	2016	2015
Income Tax Expense (Benefit)
Current - Federal	$—	$31	$(21)
Current - State	7	5	1
Total Current Expense (Benefit)	7	36	(20)
Deferred - Federal	138	131	240
Deferred - State	16	19	19
Total Deferred Expense, excluding benefits of operating loss carryforwards	154	150	259
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Tax benefit of operating loss carryforwards
Deferred - Federal	—	(21)	(97)
Total Tax Benefit of Operating Loss Carryforwards	—	(21)	(97)
Total income tax expense (a)	$159	$163	$140

Total income tax expense - Federal	$136	$139	$120
Total income tax expense - State	23	24	20
Total income tax expense (a)	$159	$163	$140

(a)	Excludes deferred federal and state tax expense (benefit) recorded to OCI of less than $1 million in 2017, and less than $(1) million in 2016 and 2015.

	2017	2016	2015
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$146	$150	$131
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	16	13
Amortization of investment tax credit	(2)	(2)	(2)
Other	—	(1)	(2)
Total increase	13	13	9
Total income tax expense	$159	$163	$140
Effective income tax rate	38.0%	38.1%	37.4%

	2017	2016	2015
Taxes, other than income
Property and other	$32	$30	$29
Total	$32	$30	$29

Unrecognized Tax Benefits (All Registrants)

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. Based on this tax sharing agreement, PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2017, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
U.S. (federal)	2013 and prior	2013 and prior	2013 and prior	2013 and prior	2013 and prior
Pennsylvania (state)	2011 and prior	2011 and prior
Kentucky (state)	2012 and prior		2012 and prior	2012 and prior	2012 and prior
U.K. (foreign)	2014 and prior

Other (PPL)

In 2015, PPL recorded a tax benefit of $24 million, related to the settlement of the IRS audit for tax years 1998-2011. Of this amount, $12 million is reflected in continuing operations. PPL finalized the settlement of interest in 2016 and recorded an additional $3 million tax benefit.

6. Utility Rate Regulation

Regulatory Assets and Liabilities

(All Registrants)

PPL, PPL Electric, LKE, LG&E and KU reflect the effects of regulatory actions in the financial statements for their cost-based rate-regulated utility operations. Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to an item will be recovered or refunded within a year of the balance sheet date.

(PPL)

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

As a result of purchase accounting requirements, certain fair value amounts related to contracts that had favorable or unfavorable terms relative to market were recorded on the Balance Sheets with an offsetting regulatory asset or liability. LG&E and KU recover in customer rates the cost of power purchases. As a result, management believes the regulatory assets and liabilities created to offset the fair value amounts at LKE's acquisition date meet the recognition criteria established by existing accounting guidance and eliminate any rate-making impact of the fair value adjustments. LG&E's and KU's customer rates continue to reflect the original contracted prices for remaining contracts.

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

KU's rates to municipal customers for wholesale requirements are calculated based on annual updates to a rate formula that utilizes a return on rate base (net utility plant plus working capital less deferred taxes and miscellaneous deductions). All regulatory assets and liabilities, except regulatory assets recorded for AROs related to certain CCR impoundments, are excluded from the return on rate base utilized in the development of municipal rates. Therefore, no return is earned on the related assets.

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

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31,:

	PPL		PPL Electric
	2017	2016	2017	2016
Current Regulatory Assets:
Environmental cost recovery	$5	$6	$—	$—
Generation formula rate	6	11	—	—
Transmission service charge	—	7	—	7
Gas supply clause	4	3	—	—
Smart meter rider	15	6	15	6
Storm costs	—	5	—	5
Other	4	1	1	1
Total current regulatory assets (a)	$34	$39	$16	$19

Noncurrent Regulatory Assets:
Defined benefit plans	$880	$947	$504	$549
Taxes recoverable through future rates	3	340	3	340
Storm costs	33	57	—	9
Unamortized loss on debt	54	61	29	36
Interest rate swaps	26	31	—	—
Terminated interest rate swaps	92	98	—	—
Accumulated cost of removal of utility plant	173	159	173	159
AROs	234	211	—	—
Other	9	14	—	1
Total noncurrent regulatory assets	$1,504	$1,918	$709	$1,094

Current Regulatory Liabilities:
Generation supply charge	$34	$23	$34	$23
Transmission service charge	9	—	9	—
Universal service rider	26	14	26	14
Transmission formula rate	9	15	9	15
Fuel adjustment clauses	3	11	—	—
Act 129 compliance rider	—	17	—	17
Storm damage expense rider	8	13	8	13
Other	6	8	—	1
Total current regulatory liabilities	$95	$101	$86	$83

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$677	$700	$—	$—
Power purchase agreement - OVEC (b)	68	75	—	—
Net deferred taxes (c)	1,853	23	668	—
Defined benefit plans	27	23	—	—
Terminated interest rate swaps	74	78	—	—
Other	5	—	—	—
Total noncurrent regulatory liabilities	$2,704	$899	$668	$—

	LKE		LG&E		KU
	2017	2016	2017	2016	2017	2016
Current Regulatory Assets:
Environmental cost recovery	$5	$6	$5	$6	$—	$—
Generation formula rate	6	11	—	—	6	11
Gas supply clause	4	3	4	3	—	—
Other	3	—	3	—	—	—
Total current regulatory assets	$18	$20	$12	$9	$6	$11

	LKE		LG&E		KU
	2017	2016	2017	2016	2017	2016

Noncurrent Regulatory Assets:
Defined benefit plans	$376	$398	$234	$246	$142	$152
Storm costs	33	48	18	26	15	22
Unamortized loss on debt	25	25	16	16	9	9
Interest rate swaps	26	31	26	31	—	—
Terminated interest rate swaps	92	98	54	57	38	41
AROs	234	211	61	70	173	141
Other	9	13	2	4	7	9
Total noncurrent regulatory assets	$795	$824	$411	$450	$384	$374

Current Regulatory Liabilities:
Demand side management	$—	$3	$—	$2	$—	$1
Fuel adjustment clause	3	11	—	2	3	9
Gas line tracker	3	—	3	—	—	—
Other	3	4	—	1	3	3
Total current regulatory liabilities	$9	$18	$3	$5	$6	$13

Noncurrent Regulatory Liabilities:
Accumulated cost of removal
of utility plant	$677	$700	$282	$305	$395	$395
Power purchase agreement - OVEC (b)	68	75	47	52	21	23
Net deferred taxes (c)	1,185	23	552	23	633	—
Defined benefit plans	27	23	—	—	27	23
Terminated interest rate swaps	74	78	37	39	37	39
Other	5	—	1	—	4	—
Total noncurrent regulatory liabilities	$2,036	$899	$919	$419	$1,117	$480

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)	This liability was recorded as an offset to an intangible asset that was recorded at fair value upon the acquisition of LKE by PPL.

(c)
Primarily relates to excess deferred taxes recorded as a result of the TCJA, which lowered the federal corporate income tax rate effective January 1, 2018 requiring deferred tax balances and the associated regulatory liabilities to be remeasured as of December 31, 2017.

Following is an overview of selected regulatory assets and liabilities detailed in the preceding tables. Specific developments with respect to certain of these regulatory assets and liabilities are discussed in "Regulatory Matters."

Defined Benefit Plans

(All Registrants)

Defined benefit plan regulatory assets and liabilities represent prior service cost and net actuarial gains and losses that will be recovered in defined benefit plans expense through future base rates based upon established regulatory practices and, generally, are amortized over the average remaining service lives of plan participants. These regulatory assets and liabilities are adjusted at least annually or whenever the funded status of defined benefit plans is remeasured. Of the regulatory asset and liability balances recorded, costs of $68 million for PPL, $30 million for PPL Electric, $38 million for LKE, $26 million for LG&E and $12 million for KU, are expected to be amortized into net periodic defined benefit costs in 2018 in accordance with PPL's, PPL Electric's, LKE's, LG&E's and KU's pension accounting policy.

(PPL, LKE, LG&E and KU)

As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses is recorded as a regulatory asset. As of December 31, 2017, the balances were $33 million for PPL and LKE, $18 million for LG&E and $15 million for KU. As of December 31, 2016, the balances were $20 million for PPL and LKE, $11 million for LG&E and $9 million for KU. Of the costs expected to be amortized into net periodic defined benefit costs in 2018, $16 million for PPL and LKE, $10 million for LG&E and $6 million for KU, are expected to be recorded as a regulatory asset in 2018.

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

Regulatory Liability Associated with Net Deferred Taxes

Regulatory liabilities associated with net deferred taxes represent the future revenue impact from the adjustment of deferred income taxes required primarily for excess deferred taxes and unamortized investment tax credits. At December 31, 2017, excess deferred taxes recorded as a result of the TCJA were $2.2 billion at PPL, $1.0 billion at PPL Electric, $1.2 billion at LKE, $532 million at LG&E and $634 million at KU, which include the gross-up associated with the excess deferred taxes.

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

Smart Meter Rider (SMR)

Act 129, which became effective November 14, 2008, requires each electric distribution company (EDC) with more than 100,000 customers to have a PUC approved Smart Meter Technology Procurement and Installation Plan (SMP). PPL Electric filed its initial SMP in 2009. However, in 2010, the PUC found that PPL Electric's "Advanced Metering Infrastructure" (AMI) system did not fully meet the standards of Act 129. In 2014, PPL Electric filed its current SMP, which was approved by the PUC in 2015. Under its SMP, PPL Electric will replace its current meters with new meters that meet the Act 129 requirements by the end of 2019. Under Act 129, EDCs are able to recover the costs of providing smart metering technology. PPL Electric uses a mechanism known as the Smart Meter Rider (SMR) to recover the costs to implement its SMP on a full and current basis. The SMR is a reconciliation mechanism whereby any over-or under-recovery from prior years is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent quarters.

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

(PPL, LKE, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements, which apply to coal combustion wastes and by-products from coal-fired electricity generating facilities. The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period. In December 2017, the KPSC issued orders continuing the use of an authorized return on equity of 9.7% for all existing approved ECR plans and projects. The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered within 12 months.

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

AROs

As discussed in Note 1, for LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

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

Interest Rate Swaps

LG&E's unrealized gains and losses are recorded as regulatory assets or regulatory liabilities until they are realized as interest expense. Interest expense from existing swaps is realized and recovered over the terms of the associated debt, which matures through 2033.

Terminated Interest Rate Swaps

Net realized gains and losses on all interest rate swaps are probable of recovery through regulated rates; as such, any gains and losses on these derivatives are included in regulatory assets or liabilities and are primarily recognized in "Interest Expense" on the Statements of Income over the life of the associated debt.

A net cash settlement of $9 million was paid on a swap that was terminated by LG&E in December 2016. The KPSC authorized the recording of a regulatory asset and the recovery of such costs. As part of the Stipulation to the 2016 Kentucky rate case that became effective July 1, 2017, the KPSC authorized LG&E to recover the swap termination payment through amortization of the regulatory asset using a straight-line method over 17 years. The amortization of the regulatory asset is recognized in "Interest Expense" on the Statements of Income.

Plant Outage Costs

The Stipulation to the 2016 Kentucky rate case that became effective July 1, 2017 provided for the normalization of expenses associated with plant outages using an eight-year average. The eight-year average is comprised of four historical years' and four forecasted years' expenses. Plant outage expenses that are greater or less than the eight-year average will be collected from or returned to customers, through future base rates. These amounts are included in other current regulatory assets or other current regulatory liabilities above.

(PPL, LKE and LG&E)

Gas Line Tracker

The GLT authorizes LG&E to recover its incremental operating expenses, depreciation, property taxes and cost of capital, including a return on equity, for capital associated with the five year gas service riser, leak mitigation and customer service line ownership programs. As part of this program, LG&E makes necessary repairs to the gas distribution system and assumes ownership of service lines when replaced. In the 2016 rate case, the KPSC approved additional projects for recovery through the GLT mechanism related to further gas line replacements and transmission pipeline modernizations. Effective July 1, 2017, LG&E is authorized to earn a 9.7% return on equity for the GLT mechanism. As part of the 2016 rate case, LG&E now annually files a combined application which includes revised rates based on projected costs and a balancing adjustment calculation with rates effective on the first billing cycle in May. After the completion of a plan year, the balancing adjustment, as part of the combined application filing to the KPSC, amends rates charged for the differences between the actual costs and actual GLT charges for the preceding year. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to these cost differences.

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

(PPL, LKE and KU)

Generation Formula Rates

KU provides wholesale requirements service to its municipal customers and bills for this service pursuant to a FERC approved generation formula rate. Under this formula, rates are put into effect in July of each year utilizing a return on rate base calculation and actual expenses from the preceding year. The regulatory asset represents the difference between the revenue requirement in effect for the preceding year and actual expenditures incurred for the current year.

Regulatory Matters

(PPL)

U.K. Activities

RIIO-ED1

On April 1, 2015, the RIIO-ED1 eight-year price control period commenced for WPD's four DNOs.

(PPL, LKE, LG&E and KU)

Kentucky Activities

Rate Case Proceedings

In November 2016, LG&E and KU filed requests with the KPSC for increases in annual base electricity and gas rates. LG&E's and KU's applications included requests for CPCNs for implementing an Advanced Metering System program and a Distribution Automation program.

In April and May 2017, LG&E and KU, along with all intervening parties to the proceeding, filed with the KPSC, stipulation and recommendation agreements (stipulations) resolving all issues with the parties. Among other things, the proposed stipulations provided for increases in annual revenue requirements associated with LG&E base electricity rates of $59 million, LG&E base gas rates of $8 million and KU base electricity rates of $55 million, reflecting a return on equity of 9.75%, the withdrawal of LG&E's and KU's request for a CPCN for the Advanced Metering System and other changes to the revenue requirements, which dealt primarily with the timing of cost recovery, including depreciation rates.

In June 2017, the KPSC issued orders approving, with certain modifications, the proposed stipulations filed in April and May 2017. The orders modified the stipulations to provide for increases in annual revenue requirements associated with LG&E base electricity rates of $57 million, LG&E base gas rates of $7 million, KU base electricity rates of $52 million and incorporated an authorized return on equity of 9.7%. Consistent with the stipulations, the orders approved LG&E's and KU's request for implementing a Distribution Automation program and their withdrawal of a request for a CPCN for the Advanced Metering System program. The orders also approved new depreciation rates for LG&E and KU that resulted in higher depreciation of approximately $15 million ($4 million for LG&E and $11 million for KU) in 2017, exclusive of net additions to PP&E. The orders resulted in base electricity and gas rate increases of 5.2% and 2.1% at LG&E and a base electricity rate increase of 3.2% at KU. The new base rates and all elements of the orders became effective July 1, 2017. On June 23, 2017, the KPSC issued orders establishing an authorized return on equity of 9.7% for all of LG&E's and KU's existing approved ECR plans and projects, replacing the prior authorized return on equity levels of 9.8% for CCR projects and 10% for all other ECR approved projects, effective with bills issued in August 2017. The annual impact of the new authorized return for ECR projects is not expected to be significant.

CPCN Filing

On January 10, 2018, LG&E and KU filed an application for a CPCN with the KPSC requesting approval for implementing Advanced Metering Systems across their Kentucky service territories, including gas operations for LG&E. The full deployment is expected to be completed in 2021 with estimated capital costs of $155 million and $104 million for KU and LG&E electric service and $62 million for LG&E gas service. The full Advanced Metering Systems deployment will also result in incremental operation and maintenance costs during the deployment phase of $17 million and $11 million for KU and LG&E electric service and $3 million for LG&E gas service.

TCJA Impact on LG&E and KU Rates

On December 21, 2017, Kentucky Industrial Utility Customers, Inc. submitted a complaint with the KPSC against LG&E and KU, as well as other utility companies in Kentucky, alleging that their respective rates would no longer be fair, just and reasonable following the enactment of the TCJA reducing the federal corporate tax rate from 35% to 21%. The complaint requested the KPSC to issue an order requiring LG&E and KU to begin deferring, as of January 1, 2018, the revenue requirement effect of all income tax expense savings resulting from the federal corporate income tax reduction, including the amortization of excess deferred income taxes by recording those savings in a regulatory liability account and establishing a process by which the federal corporate income tax savings will be passed back to customers.

On December 27, 2017, as a result of the complaint, the KPSC ordered LG&E and KU to satisfy or address the complaint and commence recording regulatory liabilities to reflect the reduction in the federal corporate tax rate to 21% and the associated savings in excess deferred taxes on an interim basis until utility rates are adjusted to reflect the federal tax savings.

On January 8, 2018, LG&E and KU responded to the complaint, denying certain claims in the complaint but concurring that the TCJA will result in savings for their customers. LG&E and KU have stated in their responses that the companies have recorded regulatory liabilities as of December 31, 2017 to reflect the reduction in the federal corporate tax rate and the associated savings in excess deferred taxes and will make changes to their ECR, DSM and LG&E's GLT rate mechanisms to begin providing the applicable savings to customers. LG&E and KU also offered to establish a new bill credit mechanism effective with the April 2018 billing cycle to begin distributing the tax savings associated with base rates to customers.

On January 29, 2018, LG&E and KU reached a settlement agreement to commence returning savings related to the TCJA to their customers. The savings will be distributed through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues, $69 million in LG&E electricity revenues and $17 million in LG&E gas revenues for the period January 2018 through April 2019. Ongoing tax savings are expected to also be addressed in LG&E's and KU's next Kentucky base rate case. LG&E and KU have indicated their intent to file an application for base rate changes during 2018 to be effective during spring 2019. The settlement agreement is subject to review and approval by the KPSC. An order in the proceeding may occur during the first quarter of 2018.

Additionally, on January 8, 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate.

The FERC has not issued any guidance on the effect on rates of the TCJA.

LG&E and KU cannot predict the outcome of these proceedings.

(LKE and LG&E)

Gas Franchise

LG&E’s gas franchise agreement for the Louisville/Jefferson County service area expired in March 2016. In August 2016, LG&E and Louisville/Jefferson County entered into a revised franchise agreement with a five-year term (with renewal options). The franchise fee may be modified at Louisville/Jefferson County's election upon 60 days' notice. However, any franchise fee is capped at 3% of gross receipts for natural gas service within the franchise area. The agreement further provides that if the KPSC determines that the franchise fee should be recovered from LG&E's customers, the franchise fee shall revert to zero. In August 2016, LG&E filed an application in a KPSC proceeding to review and rule upon the recoverability of the franchise fee.

In August 2016, Louisville/Jefferson County submitted a motion to dismiss the proceeding filed by LG&E and, in November 2016, filed an amended complaint against LG&E relating to these issues. LG&E submitted KPSC filings to respond to, request dismissal of and consolidate certain claims or aspects of the proceedings. In January 2017, the KPSC issued an order denying Louisville/Jefferson County's motion to dismiss, consolidating the matter with LG&E's filed application and establishing a procedural schedule for the case. In September 2017, oral arguments were heard by the KPSC and a final order is expected in 2018. Until the KPSC issues a final order in this proceeding, LG&E cannot predict the ultimate outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operation. LG&E continues to provide gas service to customers in this franchise area at existing rates, but without collecting or remitting a franchise fee.

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

Act 129 also requires Default Service Providers (DSP) to provide electricity generation supply service to customers pursuant to a PUC-approved default service procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP. PPL Electric is a DSP. Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years), with long-term contracts limited to 25% of load unless otherwise approved by the PUC. A DSP is able to recover the costs associated with its default service procurement plan.

TCJA Impact on PPL Electric Rates (PPL and PPL Electric)

The PUC issued a Secretarial Letter on February 12, 2018 regarding the TCJA. The Commission is requesting comments from interested parties addressing whether the Commission should adjust current customer rates to reflect the reduced federal income tax expense and, if so, the appropriate negative surcharge or other methodology that would permit immediate adjustment to consumer rates, and whether the surcharge or other said methodology should provide that any refunds to customers due to reduced taxes be effective as of January 1, 2018. In addition, the Secretarial Letter requests certain Pennsylvania regulated utilities, including PPL Electric, to provide certain data related to the effect of the TCJA on PPL Electric’s income tax expense and rate base including whether any of the potential tax savings from the reduced federal corporate tax rate can be used for purposes other than to reduce customer rates. PPL Electric’s responses are due to the PUC not later than March 9, 2018.

The FERC has not issued any guidance on the effect on rates of the TCJA.

Federal Matters

FERC Formula Rate

In April 2017, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement. The filing establishes the revenue requirement used to set rates that took effect in June 2017. The time period for any challenges to PPL Electric's annual update has expired. No formal challenges were submitted.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2017, 2016 and 2015, PPL Electric purchased $1.3 billion, $1.4 billion and $1.3 billion of accounts receivable from unaffiliated third parties. During 2015, PPL Electric purchased $146 million of accounts receivable from PPL EnergyPlus. PPL Electric's purchases from PPL EnergyPlus for 2015 included purchases through May 31, 2015, which is the period during which PPL Electric and PPL EnergyPlus were affiliated entities. As a result of the June 1, 2015 spinoff of PPL Energy Supply and creation of Talen Energy, PPL EnergyPlus (renamed Talen Energy Marketing) is no longer an affiliate of PPL Electric. PPL Electric's purchases from Talen Energy Marketing subsequent to May 31, 2015 are included as purchases from unaffiliated third parties.

7. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under LG&E's Term Loan Facility which are recorded as "Long-term debt" on the Balance Sheets. The following credit facilities were in place at:

	December 31, 2017					December 31, 2016
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a) (c)	Jan. 2022	£210	£148	£—	£60	£160	£—
WPD (South West)
Syndicated Credit Facility (a) (c)	July 2021	245	—	—	245	110	—
WPD (East Midlands)
Syndicated Credit Facility (a) (c)	July 2021	300	180	—	120	9	—
WPD (West Midlands)
Syndicated Credit Facility (a) (c)	July 2021	300	120	—	180	—	—
Uncommitted Credit Facilities		100	—	4	96	60	4
Total U.K. Credit Facilities (b)		£1,155	£448	£4	£701	£339	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility (c) (d)	Jan. 2022	$950	$—	$230	$720	$—	$20
Syndicated Credit Facility (c) (d)	Nov. 2018	300	—	—	300	—	—
Bilateral Credit Facility (c) (d)	Mar. 2018	150	—	18	132	—	17
Total PPL Capital Funding Credit Facilities		$1,400	$—	$248	$1,152	$—	$37
PPL Electric
Syndicated Credit Facility (c) (d)	Jan. 2022	$650	$—	$1	$649	$—	$296
LKE
Syndicated Credit Facility (c) (d)	Oct. 2018	$75	$—	$—	$75	$—	$—
LG&E
Syndicated Credit Facility (c) (d)	Jan. 2022	$500	$—	$199	$301	$—	$169
Term Loan Credit Facility (c) (e)	Oct. 2019	200	100	—	100	—	—
Total LG&E Credit Facilities		$700	$100	$199	$401	$—	$169
KU
Syndicated Credit Facility (c) (d)	Jan. 2022	$400	$—	$45	$355	$—	$16
Letter of Credit Facility (c) (d) (f)	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$243	$355	$—	$214

(a)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(b)
The WPD plc amounts borrowed at December 31, 2017 and 2016 included USD-denominated borrowings of $200 million for both periods, which bore interest at 2.17% and 1.43%. The unused capacity reflects the amount borrowed in GBP of £150 million as of the date borrowed. The WPD (East Midlands) amount borrowed at December 31, 2017 was a GBP-denominated borrowing, which equated to $244 million and bore interest at 0.89%. The WPD (West Midlands) amount borrowed at December 31, 2017 was a GBP-denominated borrowing, which equated to $162 million and bore interest at 0.89%. At December 31, 2017, the unused capacity under the U.K. credit facilities was approximately $949 million.

(c)	Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(d)
The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, as it relates to the syndicated and bilateral credit facilities and subject to certain conditions, PPL Capital Funding may request that the capacity of its facilities expiring in November 2018 and March 2018 be increased by up to $30 million, LG&E and KU each may request up to a $100 million increase in its facility's capacity and LKE may request up to a $25 million increase in its facility's capacity.

(e)	LG&E entered into a term loan credit agreement in October 2017 whereby it may borrow up to $200 million. The outstanding borrowings at December 31, 2017 bore interest at a rate of 2.06%.

(f)	KU's letter of credit facility agreement allows for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.

In January 2018, LG&E borrowed the remaining $100 million available under its $200 million term loan facility. The proceeds were used to repay short-term debt and for general corporate purposes.

In January 2018, the expiration dates for the PPL Capital Funding, PPL Electric, LG&E and KU syndicated credit facilities expiring in January 2022 were extended to January 2023.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	December 31, 2017				December 31, 2016
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	1.64%	$1,000	$230	$770	1.10%	$20
PPL Electric		650	—	650	1.05%	295
LG&E	1.83%	350	199	151	0.94%	169
KU	1.97%	350	45	305	0.87%	16
Total		$2,350	$474	$1,876		$500

(PPL Electric, LKE, LG&E and KU)

See Note 14 for discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2017	2016
PPL
U.S.
Senior Unsecured Notes	3.78%	2020 - 2047	$4,575	$4,075
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	3.96%	2018 - 2047	7,314	6,849
Junior Subordinated Notes	5.10%	2067 - 2073	930	930
Term Loan Credit Facility	2.06%	2019	100	—
Total U.S. Long-term Debt			12,919	11,854

U.K.
Senior Unsecured Notes (d)	5.24%	2020 - 2040	6,351	5,707
Index-linked Senior Unsecured Notes (e)	1.56%	2026 - 2056	1,012	838
Total U.K. Long-term Debt (f)			7,363	6,545
Total Long-term Debt Before Adjustments			20,282	18,399

Fair market value adjustments			21	22
Unamortized premium and (discount), net (e)			14	20
Unamortized debt issuance costs			(122)	(115)
Total Long-term Debt			20,195	18,326
Less current portion of Long-term Debt			348	518
Total Long-term Debt, noncurrent			$19,847	$17,808

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2017	2016

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	4.23%	2020 - 2047	$3,339	$2,864
Total Long-term Debt Before Adjustments			3,339	2,864

Unamortized discount			(16)	(12)
Unamortized debt issuance costs			(25)	(21)
Total Long-term Debt			3,298	2,831
Less current portion of Long-term Debt			—	224
Total Long-term Debt, noncurrent			$3,298	$2,607

LKE
Senior Unsecured Notes	3.97%	2020 - 2021	$725	$725
Term Loan Credit Facility	2.06%	2019	100	—
First Mortgage Bonds (a) (c)	3.73%	2018 - 2045	3,975	3,985
Long-term debt to affiliate	3.50%	2026	400	400
Total Long-term Debt Before Adjustments			5,200	5,110

Fair market value adjustments			—	(1)
Unamortized discount			(14)	(15)
Unamortized debt issuance costs			(27)	(29)
Total Long-term Debt			5,159	5,065
Less current portion of Long-term Debt			98	194
Total Long-term Debt, noncurrent			$5,061	$4,871

LG&E
Term Loan Credit Facility	2.06%	2019	$100	$—
First Mortgage Bonds (a) (c)	3.48%	2018 - 2045	1,624	1,634
Total Long-term Debt Before Adjustments			1,724	1,634

Fair market value adjustments			—	(1)
Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(11)	(12)
Total Long-term Debt			1,709	1,617
Less current portion of Long-term Debt			98	194
Total Long-term Debt, noncurrent			$1,611	$1,423

KU
First Mortgage Bonds (a) (c)	3.91%	2019 - 2045	$2,351	$2,351
Total Long-term Debt Before Adjustments			2,351	2,351

Unamortized discount			(9)	(9)
Unamortized debt issuance costs			(14)	(15)
Total Long-term Debt			2,328	2,327
Less current portion of Long-term Debt			—	—
Total Long-term Debt, noncurrent			$2,328	$2,327

(a)
Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric. The carrying value of PPL Electric's property, plant and equipment was approximately $8.5 billion and $7.6 billion at December 31, 2017 and 2016.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $4.7 billion and $4.4 billion at December 31, 2017 and 2016.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $6.0 billion and $5.8 billion at December 31, 2017 and 2016.

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

At December 31, 2017, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $514 million for LKE, comprised of $391 million and $123 million for LG&E and KU. At December 31, 2017, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $375 million for LKE, comprised of $147 million and $228 million for LG&E and KU. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.

(d)
Includes £225 million ($304 million at December 31, 2017) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

(e)
The principal amount of the notes issued by WPD (South West), WPD (East Midlands) and WPD (South Wales) is adjusted based on changes in a specified index, as detailed in the terms of the related indentures. The adjustment to the principal amounts from 2016 to 2017 was an increase of approximately £27 million ($37 million) resulting from inflation. In addition, this amount includes £225 million ($304 million at December 31, 2017) of notes issued by WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.

(f)
Includes £4.7 billion ($6.4 billion at December 31, 2017) of notes that may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event, which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.

(g)	The table reflects principal maturities only, based on stated maturities or earlier put dates, and the weighted-average rates as of December 31, 2017.

None of the outstanding debt securities noted above have sinking fund requirements. The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2018 through 2022 and thereafter are as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2018	$348	$—	$98	$98	$—
2019	430	—	430	334	96
2020	1,278	100	975	—	500
2021	1,150	400	250	—	—
2022	1,274	474	—	—	—
Thereafter	15,802	2,365	3,447	1,292	1,755
Total	$20,282	$3,339	$5,200	$1,724	$2,351

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

In November 2017, WPD (South West) issued £250 million of 2.375% Senior Notes due 2029. WPD (South West) received proceeds of £247 million, which equated to $326 million at the time of issuance, net of fees and a discount. The proceeds were used for general corporate purposes, including the re-financing of existing debt.

In December 2017, WPD repaid the entire $100 million principal amount of its 7.25% Senior Notes upon maturity.

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

In October 2017, LG&E entered into a $200 million term loan credit facility with a term expiring in October 2019. As of December 31, 2017, LG&E had outstanding borrowings of $100 million under this agreement at a rate of 2.06%. In January 2018, LG&E borrowed the remaining $100 million available under this facility.

In November 2017, LG&E redeemed, at par, its $10 million Louisville/Jefferson County Metro Government Environmental Facilities Revenue Bonds, 2001 Series A (Louisville Gas and Electric Company Project) due 2027.

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

(PPL)

ATM Program

In February 2015, PPL entered into two separate equity distribution agreements, pursuant to which PPL may sell, from time to time, up to an aggregate of $500 million of its common stock. The compensation paid to the selling agents by PPL may be up to 1% of the gross offering proceeds of the shares sold with respect to each equity distribution agreement. PPL issued the following for the years ended December 31:

	2017	2016	2015
Number of shares (in thousands)	10,373	710	1,477
Net Proceeds	$377	$25	$49

Distributions and Related Restrictions

In November 2017, PPL declared its quarterly common stock dividend, payable January 2, 2018, at 39.5 cents per share (equivalent to $1.58 per annum). On February 22, 2018, PPL announced that the company is increasing its common stock dividend to 41.0 cents per share on a quarterly basis (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

See Note 8 for information regarding the June 1, 2015 distribution to PPL's shareowners of a newly formed entity, Holdco, which at closing owned all of the membership interests of PPL Energy Supply and all of the common stock of Talen Energy.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2017, no interest payments were deferred.

WPD subsidiaries have financing arrangements that limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LKE primarily relies on dividends from its subsidiaries to fund its distributions to PPL. LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for the acquisition of LKE by PPL. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2017, net assets of $2.7 billion ($1.1 billion for LG&E and $1.6 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $3.1 billion ($1.4 billion for LG&E and $1.7 billion for KU) were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

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

Costs of Spinoff

Following the announcement of the transaction to form Talen Energy, efforts were initiated to identify the appropriate staffing for Talen Energy and for PPL and its subsidiaries following completion of the spinoff. Organizational plans were substantially completed and estimated charges for employee separation benefits were recorded in 2014. In 2015, the organizational structures were finalized for both PPL and Talen Energy, which resulted in an additional charge of $10 million for employee separation benefits. Of this amount, $2 million related to Energy Supply positions and is reflected in discontinued operations. The remaining $8 million is reflected in "Other operation and maintenance" on the 2015 PPL Consolidated Statement of Income. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments and outplacement services.

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

PPL recorded $45 million of third-party costs related to this transaction in 2015. Of these costs, $32 million were primarily for bank advisory, legal and accounting fees to facilitate the transaction, and are reflected in discontinued operations. An additional $13 million of consulting and other costs were incurred in 2015, related to the formation of the Talen Energy organization and to reconfigure the remaining PPL service functions. These costs are recorded primarily in "Other operation and maintenance" on the 2015 Statement of Income.

At the close of the transaction in 2015, $72 million ($42 million after-tax) of cash flow hedges, primarily unamortized losses on PPL interest rate swaps recorded in AOCI and designated as cash flow hedges of PPL Energy Supply's future interest payments, were reclassified into earnings and reflected in discontinued operations.

Continuing Involvement (PPL and PPL Electric)

As a result of the spinoff, PPL and PPL Energy Supply entered into a Transition Services Agreement (TSA) that terminated on May 31, 2017. The TSA set forth the terms and conditions for PPL and Talen Energy to provide certain transition services to one another. PPL provided Talen Energy certain information technology, financial and accounting, human resource and other specified services. PPL billed Talen Energy $1 million, $35 million and $25 million for these services in 2017, 2016 and 2015. In general, the fees for the transition services allow the provider to recover its cost of the services, including overheads, but without margin or profit.

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

Subsequent to the spinoff, PPL Electric's energy purchases from Talen Energy Marketing were $106 million and $27 million for 2016 and 2015. There were no energy purchases from Talen Energy Marketing in 2017. These energy purchases are no longer considered affiliate transactions.

(PPL)

Summarized Results of Discontinued Operations

The operations of the Supply segment are included in "Loss from Discontinued Operations (net of income taxes)" on the Statement of Income. Following are the components of Discontinued Operations in the Statement of Income for the period ended December 31:

2015
Operating revenues	$1,427
Operating expenses	1,328
Other Income (Expense) - net	(21)
Interest expense (a)	150
Income tax expense (benefit)	(30)
Loss on spinoff	(879)
Loss from Discontinued Operations (net of income taxes)	$(921)

(a)	Includes interest associated with the Supply segment with no additional allocation as the Supply segment was sufficiently capitalized.

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

Capacity Needs (PPL, LKE, LG&E and KU)

As a result of environmental requirements and energy efficiency measures, KU anticipates retiring two older coal-fired electricity generating units at the E.W. Brown plant in 2019 with a combined summer rating capacity of 272 MW.

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

9. Leases

(PPL, LKE, LG&E and KU)

PPL and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land, gas storage and other equipment.

Rent - Operating Leases

Rent expense for the years ended December 31 for operating leases was as follows:

	2017	2016	2015
PPL	$45	$50	$49
LKE	26	26	24
LG&E	15	15	12
KU	11	11	11

Total future minimum rental payments for all operating leases are estimated to be:

	PPL	LKE	LG&E	KU
2018	$32	$26	$15	$10
2019	19	16	8	8
2020	13	11	5	6
2021	10	8	3	5
2022	8	6	2	4
Thereafter	22	15	6	8
Total	$104	$82	$39	$41

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

The following table details the award limits under each of the Plans.

	Total Plan	Annual Grant Limit Total As % of Outstanding	Annual Grant	Annual Grant Limit For Individual Participants - Performance Based Awards
	Award Limit	PPL Common Stock On First Day of	Limit Options	For awards denominated in	For awards denominated in
Plan	(Shares)	Each Calendar Year	(Shares)	shares (Shares)	cash (in dollars)
SIP	15,000,000		2,000,000	750,000	$15,000,000
ICPKE	14,199,796	2%	3,000,000

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

Restricted Stock Units

Restricted stock units are awards based on the fair value of PPL common stock on the date of grant. Actual PPL common shares will be issued upon completion of a restriction period, generally three years.

Under the SIP, each restricted stock unit entitles the executive to accrue additional restricted stock units equal to the amount of quarterly dividends paid on PPL stock. These additional restricted stock units are deferred and payable in shares of PPL common stock at the end of the restriction period. Dividend equivalents on restricted stock unit awards granted under the ICPKE are currently paid in cash when dividends are declared by PPL.

The fair value of restricted stock units granted is recognized on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility. The fair value of restricted stock units granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. Recipients of restricted stock units granted under the ICPKE may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited. Restricted stock units are subject to forfeiture or accelerated payout under the plan provisions for termination, retirement, disability and death of employees. Restrictions lapse on restricted stock units fully, in certain situations, as defined by each of the Plans.

The weighted-average grant date fair value of restricted stock units granted was:

	2017	2016	2015
PPL	$35.30	$33.84	$34.50
PPL Electric	35.45	34.32	34.41
LKE	35.25	33.73	34.89

Restricted stock unit activity for 2017 was:

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	1,337,025	$31.57
Granted	538,441	35.30
Vested	(567,001)	29.28
Forfeited	(16,816)	34.28
Nonvested, end of period (a)	1,291,649	34.10

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value Per Share

PPL Electric
Nonvested, beginning of period	204,570	$31.27
Transfer between registrants	(5,250)	32.05
Granted	79,321	35.45
Vested	(91,117)	28.83
Forfeited	(3,108)	34.68
Nonvested, end of period	184,416	34.20

LKE
Nonvested, beginning of period	243,281	$31.53
Transfer between registrants	25,337	31.61
Granted	97,775	35.25
Vested	(125,612)	29.68
Forfeited	(9,224)	34.04
Nonvested, end of period	231,557	34.01

(a)
Excludes 252,850 restricted stock units for which restrictions lapsed for former PPL Energy Supply employees as a result of the spinoff, but for which distribution will not occur until the end of the original restriction period of the awards.

Substantially all restricted stock unit awards are expected to vest.

The total fair value of restricted stock units vesting for the years ended December 31 was:

	2017	2016	2015
PPL	$20	$30	$28
PPL Electric	3	3	4
LKE	4	5	4

Performance Units - Total Shareowner Return

Performance units based on Total Shareowner Return (TSR) are intended to encourage and reward future corporate performance. Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal. Performance is determined based on TSR during a three-year performance period. At the end of the period, payout is determined by comparing PPL's performance to the TSR of the companies included in the Philadelphia Stock Exchange Utility Index. Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each years' awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved. Under the plan provisions, TSR performance units are subject to forfeiture upon termination of employment except for retirement, one year or more from commencement of the performance period, disability or death of an employee.

The fair value of TSR performance units granted to retirement-eligible employees is recognized as compensation expense on a straight-line basis over a one-year period, the minimum vesting period required for an employee to be entitled to payout of the awards with no proration. For employees who are not retirement-eligible, compensation expense is recognized over the shorter of the three-year performance period or the period until the employee is retirement-eligible, with a minimum vesting and recognition period of one-year. If an employee retires before the one-year vesting period, the performance units are forfeited. Performance units vest on a pro rata basis, in certain situations, as defined by each of the Plans.

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

The weighted-average assumptions used in the model were:

	2017	2016	2015
Expected stock volatility	17.40%	19.60%	15.90%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of TSR performance units granted was:

	2017	2016	2015
PPL	$38.38	$35.74	$36.76
PPL Electric	38.37	35.68	37.93
LKE	38.24	35.28	37.10

TSR performance unit activity for 2017 was:

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	1,070,536	$34.65
Granted	293,642	38.38
Vested	(243,983)	32.42
Forfeited	(141,964)	32.27
Nonvested, end of period (a)	978,231	36.67

PPL Electric
Nonvested, beginning of period	76,726	$34.68
Granted	26,086	38.37
Vested	(14,713)	32.14
Forfeited	(12,586)	35.45
Nonvested, end of period	75,513	37.00

LKE
Nonvested, beginning of period	191,601	$34.34
Transfer between registrants	8,307	35.96
Granted	64,555	38.24
Vested	(48,980)	32.09
Forfeited	(35,194)	35.25
Nonvested, end of period	180,289	36.69

(a)
Excludes 41,405 TSR awards for which the service vesting requirement was waived for former PPL Energy Supply employees as a result of the spinoff, but for which the ultimate number of shares to be distributed will depend on the actual attainment of the performance goals at the end of the specified performance periods.

The total fair value of TSR performance units vesting for the year ended December 31, 2017, 2016 and 2015 was $8 million, $12 million and $6 million for PPL and insignificant for PPL Electric and LKE.

Performance Units - Return on Equity

Beginning in 2017, PPL changed its executive compensation mix to add performance units based on achievement of a corporate Return on Equity (ROE). ROE performance units are intended to further align compensation with the company’s strategy and reward for future corporate performance.

Payout of these performance units will be based on the calculated average of the annual corporate ROE for each year of the three-year performance period for PPL Corporation. ROE performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable ROE performance goal. ROE performance units can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved. Under the plan provisions, these performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee.

The fair value of each ROE performance unit is based on the closing price of PPL Common Stock on the date of grant. The fair value of ROE performance units is recognized on a straight-line basis over the service period or through the date at which the employee reaches retirement eligibility. The fair value awards granted to retirement-eligible employees is recognized as compensation expense immediately upon the date of grant. As these awards are based on performance conditions, the level of attainment is monitored each reporting period and compensation expense is adjusted based on the expected attainment level.

ROE performance unit activity for 2017 was:

	ROE Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Granted	97,925	$34.42
Forfeited	(997)	34.41
Nonvested, end of period	96,928	34.42

PPL Electric
Granted	8,696	$34.41
Nonvested, end of period	8,696	34.41

LKE
Granted	21,536	$34.29
Forfeited	(997)	34.41
Nonvested, end of period	20,539	34.29

Stock Options

PPL's CGNC eliminated the use of stock options due to changes in its long-term incentive mix beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant. Options outstanding at December 31, 2017, are fully vested. All options expire no later than 10 years from the grant date. The options become exercisable immediately in certain situations, as defined by each of the Plans.

Stock option activity for 2017 was:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Total Intrinsic Value
PPL
Outstanding at beginning of period	4,481,160	$28.98
Exercised	(718,977)	26.67
Outstanding and exercisable at end of period	3,762,183	29.42	3.5	$14

PPL Electric
Outstanding at beginning of period	240,939	$27.48
Exercised	(42,659)	26.99
Outstanding and exercisable at end of period	198,280	27.58	3.8	$1

	Number of Options	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Total Intrinsic Value

LKE
Outstanding at beginning of period	61,896	$25.81
Exercised	(28,164)	26.59
Outstanding and exercisable at end of period	33,732	25.15	4.1	$—

For 2017, 2016 and 2015, PPL received $19 million, $52 million and $97 million in cash from stock options exercised. The related income tax benefits realized were not significant.

The total intrinsic value of stock options exercised for 2017, 2016 and 2015 were $8 million, $18 million and $21 million.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards, which for PPL Electric and LKE includes an allocation of PPL Services' expense, was:

	2017	2016	2015
PPL	$32	$27	$33
PPL Electric	18	16	14
LKE	8	7	8

See Note 8 for details of the costs recognized in discontinued operations related to the accelerated vesting of awards for former PPL Energy Supply employees.

The income tax benefit related to above compensation expense was as follows:

	2017	2016	2015
PPL	$13	$12	$14
PPL Electric	8	7	6
LKE	3	3	3

At December 31, 2017, unrecognized compensation expense related to nonvested stock awards was:

	Unrecognized Compensation Expense	Weighted- Average Period for Recognition
PPL	$10	1.7
PPL Electric	2	1.7
LKE	1	1.6

11. Retirement and Postemployment Benefits

(All Registrants)

Defined Benefits

The majority of the employees of PPL's domestic subsidiaries are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans. Effective January 1, 2012, PPL's primary defined benefit pension plan was closed to all newly hired salaried employees. Effective July 1, 2014, PPL's primary defined benefit pension plan was closed to all newly hired bargaining unit employees. Newly hired employees are eligible to participate in the PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer contributions.

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

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Net periodic defined benefit costs (credits):
Service cost	$65	$66	$96	$76	$69	$79	$7	$7	$11
Interest cost	168	174	194	178	235	314	23	26	26
Expected return on plan assets	(231)	(228)	(258)	(514)	(504)	(523)	(22)	(22)	(26)
Amortization of:
Prior service cost (credit)	10	8	7	—	—	—	(1)	—	1
Actuarial (gain) loss	69	50	84	144	138	158	1	1	—
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	81	70	123	(116)	(62)	28	8	12	12
Settlements	1	3	—	—	—	—	—	—	—
Termination benefits	1	—	—	—	—	—	—	—	—
Net periodic defined benefit costs (credits)	$83	$73	$123	$(116)	$(62)	$28	$8	$12	$12

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Divestiture (a)	$—	$—	$(353)	$—	$—	$—	$—	$—	$(6)
Settlement	(1)	(3)	—	—	—	—	—	—	—
Net (gain) loss	27	253	63	346	7	508	(28)	9	(9)
Prior service cost (credit)	(1)	15	18	—	—	—	8	—	—
Amortization of:
Prior service (cost) credit	(10)	(8)	(7)	—	—	—	1	(1)	(1)
Actuarial gain (loss)	(69)	(50)	(85)	(144)	(138)	(158)	(1)	(1)	—
Total recognized in OCI and regulatory assets/liabilities (b)	(54)	207	(364)	202	(131)	350	(20)	7	(16)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities (b)	$29	$280	$(241)	$86	$(193)	$378	$(12)	$19	$(4)

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

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
OCI	$(53)	$236	$(269)	$(25)	$7	$12
Regulatory assets/liabilities	(1)	(29)	(95)	5	—	(28)
Total recognized in OCI and regulatory assets/liabilities	$(54)	$207	$(364)	$(20)	$7	$(16)

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs in 2018 are as follows:

	Pension Benefits
	U.S.	U.K.
Prior service cost (credit)	$10	$—
Actuarial (gain) loss	86	152
Total	$96	$152

Amortization from Balance Sheet:
AOCI	$28	$152
Regulatory assets/liabilities	68	—
Total	$96	$152

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Net periodic defined benefit costs (credits):
Service cost	$24	$23	$26	$4	$5	$5
Interest cost	68	71	68	9	9	9
Expected return on plan assets	(92)	(91)	(88)	(7)	(6)	(6)
Amortization of:
Prior service cost	8	8	7	1	3	3
Actuarial (gain) loss (a)	31	21	37	—	(1)	—
Net periodic defined benefit costs (b)	$39	$32	$50	$7	$10	$11

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Net (gain) loss	$30	$119	$20	$(14)	$6	$(15)
Prior service cost	7	—	19	8	—	—
Amortization of:
Prior service credit	(8)	(8)	(7)	(1)	(3)	(3)
Actuarial gain (loss)	(32)	(21)	(37)	—	1	—
Total recognized in OCI and regulatory assets/liabilities	(3)	90	(5)	(7)	4	(18)

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$36	$122	$45	$—	$14	$(7)

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LKE's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $11 million in 2017, $6 million in 2016 and $9 million in 2015.

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

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
OCI	$33	$42	$4	$(2)	$2	$(2)
Regulatory assets/liabilities	(36)	48	(9)	(5)	2	(16)
Total recognized in OCI and regulatory assets/liabilities	$(3)	$90	$(5)	$(7)	$4	$(18)

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic defined benefit costs for LKE in 2018 are as follows.

	Pension Benefits	Other Postretirement Benefits
Prior service cost	$9	$1
Actuarial Loss	39	—
Total	$48	$1

Amortization from Balance Sheet:
AOCI	$11	$—
Regulatory assets/liabilities	37	1
Total	$48	$1

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31.

	Pension Benefits
	2017	2016	2015
Net periodic defined benefit costs (credits):
Service cost	$1	$1	$1
Interest cost	13	15	14
Expected return on plan assets	(22)	(21)	(20)
Amortization of:
Prior service cost	5	4	3
Actuarial loss (a)	9	7	11
Net periodic defined benefit costs (b)	$6	$6	$9

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets - Gross:
Net (gain) loss	$(9)	$22	$8
Prior service cost	7	—	10
Amortization of:
Prior service credit	(5)	(4)	(3)
Actuarial gain	(9)	(7)	(11)
Total recognized in regulatory assets/liabilities	(16)	11	4

Total recognized in net periodic defined benefit costs and regulatory assets	$(10)	$17	$13

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LG&E's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $7 million in 2017, $5 million in 2016 and $3 million in 2015.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $5 million was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

The estimated amounts to be amortized from regulatory assets into net periodic defined benefit costs for LG&E in 2018 are as follows.

Pension Benefits
Prior service cost	$5
Actuarial loss	9
Total	$14

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to operating expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
PPL	$59	$53	$71	$(151)	$(95)	$(21)	$5	$7	$8
PPL Electric (a)	12	10	15				—	1	—
LKE (b)	28	24	37				5	6	8
LG&E (b)	8	8	12				3	3	4
KU (a) (b)	4	5	9				1	2	2

(a)
PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric and KU were allocated these costs of defined benefit plans sponsored by PPL Services (for PPL Electric) and by LKE (for KU), based on their participation in those plans, which management believes are reasonable. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 14 for additional information on costs allocated to KU from LKS.

(b)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between net periodic defined benefit costs calculated in accordance with LKE's, LG&E's and KU's pension accounting policy and the net periodic defined benefit costs calculated using a 15 year amortization period for gains and losses is recorded as a regulatory asset. Of the costs charged to operating expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts, $4 million for LG&E and $2 million for KU were recorded as regulatory assets in 2017, $3 million for LG&E and $2 million for KU were recorded as regulatory assets in 2016 and $4 million for LG&E and $1 million for KU were recorded as regulatory assets in 2015.

In the table above, LG&E amounts include costs for the specific plans it sponsors and the following allocated costs of defined benefit plans sponsored by LKE. LG&E is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 14 for additional information on costs allocated to LG&E from LKS. These allocations are based on LG&E's participation in those plans, which management believes are reasonable:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
LG&E Non-Union Only	$5	$4	$5	$3	$3	$4

(PPL, LKE and LG&E)

PPL, LKE and LG&E adopted the new mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables with collar and factor adjustments, where applicable) for all U.S. defined benefit pension and other postretirement benefit plans. In addition, in 2014, PPL, LKE and LG&E updated the basis for estimating projected mortality improvements and selected the IRS BB-2D two-dimensional improvement scale on a generational basis for all U.S. defined benefit pension and other postretirement benefit plans. In 2017, PPL, LKE and LG&E updated to the MP-2017 mortality improvement scale from 2006 on a generational basis. This new mortality assumption reflects the expectation of lower ongoing improvements in life expectancies.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
PPL
Discount rate	3.70%	4.21%	2.65%	2.87%	3.64%	4.11%
Rate of compensation increase	3.78%	3.95%	3.50%	3.50%	3.75%	3.92%

LKE
Discount rate	3.69%	4.19%			3.65%	4.12%
Rate of compensation increase	3.50%	3.50%			3.50%	3.50%

LG&E
Discount rate	3.65%	4.13%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
PPL
Discount rate service cost (b)	4.21%	4.59%	4.25%	2.99%	3.90%	3.85%	4.11%	4.48%	4.09%
Discount rate interest cost (b)	4.21%	4.59%	4.25%	2.41%	3.14%	3.85%	4.11%	4.48%	4.09%
Rate of compensation increase	3.95%	3.93%	3.91%	3.50%	4.00%	4.00%	3.92%	3.91%	3.86%
Expected return on plan assets (a)	7.00%	7.00%	7.00%	7.22%	7.20%	7.19%	6.21%	6.11%	6.06%

LKE
Discount rate	4.19%	4.56%	4.25%				4.12%	4.49%	4.06%
Rate of compensation increase	3.50%	3.50%	3.50%				3.50%	3.50%	3.50%
Expected return on plan assets (a)	7.00%	7.00%	7.00%				6.82%	6.82%	6.82%

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015

LG&E
Discount rate	4.13%	4.49%	4.20%
Expected return on plan assets (a)	7.00%	7.00%	7.00%

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

(PPL and LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2017	2016	2015
PPL and LKE
Health care cost trend rate assumed for next year
– obligations	6.6%	7.0%	6.8%
– cost	7.0%	6.8%	7.2%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.0%	5.0%	5.0%
– cost	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
– obligations	2022	2022	2020
– cost	2022	2020	2020

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects on the other postretirement benefit plans in 2017:

	One Percentage Point
	Increase	Decrease
Effect on accumulated postretirement benefit obligation
PPL	$4	$(4)
LKE	3	(3)

(PPL)

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Change in Benefit Obligation
Benefit Obligation, beginning of period	$4,079	$3,863	$7,383	$8,404	$591	$596
Service cost	65	66	76	69	7	7
Interest cost	168	174	178	235	23	26
Participant contributions	—	—	13	14	14	14
Plan amendments	(1)	14	—	—	8	—
Actuarial (gain) loss	233	214	293	484	4	11
Settlements	(6)	(9)	(1)	—	—	—
Termination benefits	1	—	—	—	—	—
Gross benefits paid	(251)	(243)	(345)	(357)	(59)	(64)
Federal subsidy	—	—	—	—	1	1
Currency conversion	—	—	622	(1,466)	—	—
Benefit Obligation, end of period	4,288	4,079	8,219	7,383	589	591

Change in Plan Assets
Plan assets at fair value, beginning of period	3,243	3,227	7,211	7,625	378	379
Actual return on plan assets	437	189	480	979	54	25
Employer contributions	65	79	486	330	15	19
Participant contributions	—	—	13	14	13	14
Settlements	(6)	(9)	(1)	—	—	—
Gross benefits paid	(251)	(243)	(345)	(357)	(55)	(59)
Currency conversion	—	—	646	(1,380)	—	—
Plan assets at fair value, end of period	3,488	3,243	8,490	7,211	405	378

Funded Status, end of period	$(800)	$(836)	$271	$(172)	$(184)	$(213)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$—	$—	$284	$10	$2	$2
Current liability	(13)	(17)	—	—	(3)	(3)
Noncurrent liability	(787)	(819)	(13)	(182)	(183)	(212)
Net amount recognized, end of period	$(800)	$(836)	$271	$(172)	$(184)	$(213)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$49	$59	$—	$—	$9	$—
Net actuarial (gain) loss	1,134	1,178	2,755	2,553	16	45
Total (a)	$1,183	$1,237	$2,755	$2,553	$25	$45

Total accumulated benefit obligation for defined benefit pension plans	$4,000	$3,807	$7,542	$6,780

(a)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP and as a result, does not record regulatory assets/liabilities.

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
AOCI	$374	$357	$15	$20
Regulatory assets/liabilities	809	880	10	25
Total	$1,183	$1,237	$25	$45

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	U.S.		U.K.
	PBO in excess of plan assets		PBO in excess of plan assets
	2017	2016	2017	2016
Projected benefit obligation	$4,288	$4,079	$3,083	$3,403
Fair value of plan assets	3,488	3,243	3,070	3,221

	U.S.		U.K.
	ABO in excess of plan assets		ABO in excess of plan assets
	2017	2016	2017	2016
Accumulated benefit obligation	$4,000	$3,807	$10	$657
Fair value of plan assets	3,488	3,243	—	643

(LKE)

The funded status of LKE's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,669	$1,588	$220	$216
Service cost	24	23	4	5
Interest cost	68	71	9	9
Participant contributions	—	—	8	7
Plan amendments (a)	6	—	8	—
Actuarial (gain) loss	113	96	(7)	4
Gross benefits paid (a)	(109)	(109)	(19)	(21)
Benefit Obligation, end of period	1,771	1,669	223	220

Change in Plan Assets
Plan assets at fair value, beginning of period	1,315	1,289	98	88
Actual return on plan assets	175	69	14	4
Employer contributions	21	66	15	20
Participant contributions	—	—	8	7
Gross benefits paid	(109)	(109)	(19)	(21)
Plan assets at fair value, end of period	1,402	1,315	116	98

Funded Status, end of period	$(369)	$(354)	$(107)	$(122)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$—	$—	$2	$2
Current liability	(4)	(4)	(3)	(3)
Noncurrent liability	(365)	(350)	(106)	(121)
Net amount recognized, end of period	$(369)	$(354)	$(107)	$(122)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost	$44	$45	$13	$6
Net actuarial (gain) loss	434	436	(26)	(13)
Total	$478	$481	$(13)	$(7)

Total accumulated benefit obligation for defined benefit pension plans	$1,616	$1,531

(a)
The pension plans were amended in December 2015 to allow active participants and terminated vested participants who had not previously elected a form of payment of their benefit to elect to receive their accrued pension benefit as a one-time lump-sum payment effective January 1, 2016. The projected benefit obligation at December 31, 2016 increased by $19 million as a result of the amendment. Gross benefits paid by the plans include lump-sum cash payments made to participants during 2017 and 2016 of $50 million and $53 million in connection with these offerings.

The amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
AOCI	$144	$111	$6	$8
Regulatory assets/liabilities	334	370	(19)	(15)
Total	$478	$481	$(13)	$(7)

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligations (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2017	2016
Projected benefit obligation	$1,771	$1,669
Fair value of plan assets	1,402	1,315

	ABO in excess of plan assets
	2017	2016
Accumulated benefit obligation	$1,616	$1,531
Fair value of plan assets	1,402	1,315

(LG&E)

The funded status of LG&E's plan at December 31, was as follows:

	Pension Benefits
	2017	2016
Change in Benefit Obligation
Benefit Obligation, beginning of period	$329	$326
Service cost	1	1
Interest cost	13	15
Plan amendments (a)	6	—
Actuarial (gain) loss	11	15
Gross benefits paid (a)	(34)	(28)
Benefit Obligation, end of period	326	329

Change in Plan Assets
Plan assets at fair value, beginning of period	318	297
Actual return on plan assets	41	14
Employer contributions	—	35
Gross benefits paid	(34)	(28)
Plan assets at fair value, end of period	325	318

Funded Status, end of period	$(1)	$(11)

Amounts recognized in the Balance Sheets consist of:
Noncurrent liability	$(1)	$(11)
Net amount recognized, end of period	$(1)	$(11)

Amounts recognized in regulatory assets (pre-tax) consist of:
Prior service cost	$27	$25
Net actuarial loss	92	110
Total	$119	$135

Total accumulated benefit obligation for defined benefit pension plan	$326	$329

(a)
The pension plan was amended in December 2015 to allow active participants and terminated vested participants who had not previously elected a form of payment of their benefit to elect to receive their accrued pension benefit as a one-time lump-sum payment effective January 1, 2016. The projected benefit obligation at December 31, 2015 increased by $10 million as a result of the amendment. Gross benefits paid by the plan include lump-sum cash payments made to participants during 2017 and 2016 of $19 million and $14 million in connection with this offering.

LG&E's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2017 and 2016.

In addition to the plan it sponsors, LG&E is allocated a portion of the funded status and costs of certain defined benefit plans sponsored by LKE. LG&E is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 14 for additional information on costs allocated to LG&E from LKS. These allocations are based on LG&E's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to LG&E resulted in liabilities at December 31 as follows:

	2017	2016
Pension	$44	$42
Other postretirement benefits	74	76

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

	2017	2016
Pension	$246	$281
Other postretirement benefits	62	72

(KU)

Although KU does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by LKE. KU is also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 14 for additional information on costs allocated to KU from LKS. These allocations are based on KU's participation in those plans, which management believes are reasonable. The actuarially determined obligations of current active employees and retired employees of KU are used as a basis to allocate total plan activity, including active and retiree costs and obligations. Allocations to KU resulted in liabilities at December 31 as follows.

	2017	2016
Pension	$36	$62
Other postretirement benefits	32	40

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2017 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2017
	2017 (a)	2016	Target Asset Allocation (a)
Growth Portfolio	56%	52%	55%
Equity securities	32%	30%
Debt securities (b)	14%	12%
Alternative investments	10%	10%
Immunizing Portfolio	43%	46%	43%
Debt securities (b)	39%	43%
Derivatives	4%	3%
Liquidity Portfolio	1%	2%	2%
Total	100%	100%	100%

(a)	Allocations exclude consideration of a group annuity contract held by the LG&E and KU Retirement Plan.

(b)	Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(LKE)

LKE has pension plans, including LG&E's plan, whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of these plans' assets of $1.4 billion and $1.3 billion at December 31, 2017 and 2016 represents an interest of approximately 40% and 41% in the Master Trust.

(LG&E)

LG&E has a pension plan whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of this plan's assets of $325 million and $318 million at December 31, 2017 and 2016 represents an interest of approximately 9% and 10% in the Master Trust.

(PPL, LKE and LG&E)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2017				December 31, 2016
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$301	$301	$—	$—	$181	$181	$—	$—
Equity securities:
U.S. Equity	229	229	—	—	152	152	—	—
U.S. Equity fund measured at NAV (a)	364	—	—	—	272	—	—	—
International equity fund at NAV (a)	538	—	—	—	551	—	—	—
Commingled debt measured at NAV (a)	611	—	—	—	546	—	—	—

	December 31, 2017				December 31, 2016
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury and U.S. government sponsored agency	186	186	—	—	381	381	—	—
Corporate	883	—	870	13	850	—	837	13
Other	10	—	10	—	8	—	8	—
Alternative investments:
Real estate measured at NAV (a)	109	—	—	—	102	—	—	—
Private equity measured at NAV (a)	80	—	—	—	80	—	—	—
Hedge funds measured at NAV (a)	175	—	—	—	167	—	—	—
Derivatives:
Interest rate swaps and swaptions	50	—	50	—	61	—	61	—
Other	1	—	1	—	3	—	3	—
Insurance contracts	24	—	—	24	27	—	—	27
PPL Services Corporation Master Trust assets, at fair value	3,561	$716	$931	$37	3,381	$714	$909	$40
Receivables and payables, net (b)	72				(15)
401(h) accounts restricted for other postretirement benefit obligations	(145)				(123)
Total PPL Services Corporation Master Trust pension assets	$3,488				$3,243

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

(b)	Receivables and payables represent amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2017 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$13	$27	$40
Actual return on plan assets
Relating to assets still held at the reporting date	—	1	1
Purchases, sales and settlements	—	(4)	(4)
Balance at end of period	$13	$24	$37

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2016 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$10	$32	$42
Actual return on plan assets
Relating to assets still held at the reporting date	—	1	1
Purchases, sales and settlements	3	(6)	(3)
Balance at end of period	$13	$27	$40

The fair value measurements of cash and cash equivalents are based on the amounts on deposit.

The market approach is used to measure fair value of equity securities. The fair value measurements of equity securities (excluding commingled funds), which are generally classified as Level 1, are based on quoted prices in active markets. These securities represent actively and passively managed investments that are managed against various equity indices.

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

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies. The partnerships have limited lives of at least 10 years, after which liquidating distributions will be received. Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval. The Master Trust has unfunded commitments of $28 million that may be required during the lives of the partnerships. Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

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

	Percentage of plan assets		Target Asset Allocation
	2017	2016	2017
Asset Class
U.S. Equity securities	47%	48%	45%
Debt securities (a)	49%	50%	50%
Cash and cash equivalents (b)	4%	2%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds and debt securities.

(b)	Includes money market funds.

LKE's other postretirement benefit plan is invested primarily in a 401(h) account, as disclosed in the PPL Services Corporation Master Trust, with insignificant amounts invested in money market funds within VEBA trusts for liquidity.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2017				December 31, 2016
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$10	$10	$—	$—	$5	$5	$—	$—
U.S. Equity securities:
Large-cap equity fund measure at NAV (a)	123	—	—	—	123	—	—	—
Commingled debt fund measured at NAV (a)	96	—	—	—	114	—	—	—
Debt securities:
Corporate bonds	30	—	30	—	—	—	—	—
Municipalities	—	—	—	—	12	—	12	—
Total VEBA trust assets, at fair value	259	$10	$30	$—	254	$5	$12	$—
Receivables and payables, net (b)	1				1
401(h) account assets	145				123
Total other postretirement benefit plan assets	$405				$378

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

Investments in corporate bonds represent investment in a diversified portfolio of investment grade long-duration fixed income securities. The fair value of debt securities are generally based on evaluations that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.

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

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2017	2016	2017
Asset Class
Cash and cash equivalents	2%	1%	—%
Equity securities
U.K.	2%	3%	2%
European (excluding the U.K.)	1%	2%	1%
Asian-Pacific	1%	2%	1%
North American	1%	3%	1%
Emerging markets	1%	3%	1%
Global equities	16%	6%	10%
Global Tactical Asset Allocation	33%	33%	41%
Debt securities (a)	37%	41%	38%
Alternative investments	6%	6%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2017				December 31, 2016
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$216	$216	$—	$—	$42	$42	$—	$—
Equity securities measured at NAV (a) :
U.K. companies	157	—	—	—	210	—	—	—
European companies (excluding the U.K.)	98	—	—	—	177	—	—	—
Asian-Pacific companies	60	—	—	—	140	—	—	—
North American companies	123	—	—	—	227	—	—	—
Emerging markets companies	62	—	—	—	209	—	—	—
Global Equities	1,335	—	—	—	466	—	—	—
Other	2,807	—	—	—	2,363	—	—	—
Debt Securities:
U.K. corporate bonds	3	—	3	—	2	—	2	—
U.K. gilts	3,137	—	3,137	—	2,940	—	2,940	—
Alternative investments:
Real estate measured at NAV (a)	492	—	—	—	435	—	—	—
Fair value - U.K. pension plans	$8,490	$216	$3,140	$—	$7,211	$42	$2,942	$—

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

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

While PPL's U.S. defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements, PPL contributed $145 million to its U.S. pension plans in January 2018. No additional contributions are expected in 2018.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $13 million of benefit payments under these plans in 2018.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $14 million to its other postretirement benefit plans in 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2018	$260	$51	$1
2019	269	51	—
2020	268	50	1
2021	270	49	—
2022	272	48	—
2023-2027	1,328	218	2

(LKE)

While LKE's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements, LKE contributed $105 million to its pension plans in January 2018. No additional contributions are expected in 2018.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. LKE expects to make $4 million of benefit payments under these plans in 2018.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause LKE to contribute a projected $14 million to its other postretirement benefit plan in 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by LKE.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2018	$109	$14	$—
2019	113	15	—
2020	114	16	1
2021	115	16	—
2022	116	16	—
2023-2027	573	79	2

(LG&E)

While LG&E's defined benefit pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements, LG&E contributed $54 million to its pension plan in January 2018. No additional contributions are expected in 2018.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan.

Pension
2018	$26
2019	26
2020	26
2021	25
2022	24
2023-2027	104

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Contribution requirements were evaluated in accordance with the valuation performed as of March 31, 2016. WPD expects to make contributions of approximately $191 million in 2018. WPD is currently permitted to recover in current revenues approximately 78% of its pension funding requirements for its primary pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

Pension
2018	$343
2019	349
2020	353
2021	356
2022	362
2023-2027	1,843

Savings Plans (All Registrants)

Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2017	2016	2015
PPL	$36	$35	$34
PPL Electric	6	6	6
LKE	18	17	16
LG&E	5	5	5
KU	4	4	4

Separation Benefits

Certain PPL subsidiaries provide separation benefits to eligible employees. These benefits may be provided in the case of separations due to performance issues, loss of job-related qualifications or organizational changes. These benefits include cash severance payments and a single sum payment approximating the dollar amount of premium payments that would be incurred for continuation of group health and welfare coverage based on an employee's years of service along with outplacement services. Separation benefits are recorded when such amounts are probable and estimable.

See Note 8 for a discussion of separation benefits recognized in 2015 related to the spinoff of PPL Energy Supply. Separation benefits were not significant in 2017 and 2016.

12. Jointly Owned Facilities

(PPL, LKE, LG&E and KU)

At December 31, 2017 and 2016, the Balance Sheets reflect the owned interests in the facilities listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL and LKE
December 31, 2017
Generating Plants
Trimble County Unit 1	75.00%	$427	$69	$1
Trimble County Unit 2	75.00%	1,032	176	198

December 31, 2016
Generating Plants
Trimble County Unit 1	75.00%	$407	$55	$1
Trimble County Unit 2	75.00%	1,026	161	83

LG&E
December 31, 2017
Generating Plants
E.W. Brown Units 6-7	38.00%	$41	$17	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	15	—
Trimble County Unit 1	75.00%	427	69	1
Trimble County Unit 2	14.25%	215	36	102
Trimble County Units 5-6	29.00%	32	9	—
Trimble County Units 7-10	37.00%	73	21	—
Cane Run Unit 7	22.00%	120	8	1
E.W. Brown Solar Unit	39.00%	10	1	—

December 31, 2016
Generating Plants
E.W. Brown Units 6-7	38.00%	$40	$15	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	55	12	1
Trimble County Unit 1	75.00%	407	55	1
Trimble County Unit 2	14.25%	214	32	43
Trimble County Units 5-6	29.00%	30	8	1
Trimble County Units 7-10	37.00%	71	17	1
Cane Run Unit 7	22.00%	114	5	2
E.W. Brown Solar Unit	39.00%	10	—	—

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress

KU
December 31, 2017
Generating Plants
E.W. Brown Units 6-7	62.00%	$66	$27	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	13	—
Trimble County Unit 2	60.75%	817	140	96
Trimble County Units 5-6	71.00%	76	20	—
Trimble County Units 7-10	63.00%	120	34	—
Cane Run Unit 7	78.00%	431	31	4
E.W. Brown Solar Unit	61.00%	16	1	—

December 31, 2016
Generating Plants
E.W. Brown Units 6-7	62.00%	$65	$23	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	50	11	1
Trimble County Unit 2	60.75%	812	129	40
Trimble County Units 5-6	71.00%	74	19	—
Trimble County Units 7-10	63.00%	121	29	1
Cane Run Unit 7	78.00%	412	18	4
E.W. Brown Solar Unit	61.00%	15	—	—

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

Energy Purchase Commitments (PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2019
Natural Gas Retail Supply	2019
Coal	2023
Coal Transportation and Fleeting Services	2024
Natural Gas Transportation	2026

LG&E and KU have a power purchase agreement with OVEC expiring in June 2040. See footnote (f) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract, including recent developments in credit or debt conditions relating to OVEC. Future obligations for power purchases from OVEC are unconditional demand payments, comprised of debt-service payments and contractually-required reimbursements of plant operating, maintenance and other expenses, and are projected as follows:

	LG&E	KU	Total
2018	$20	$9	$29
2019	19	8	27
2020	18	8	26
2021	19	8	27
2022	19	8	27
Thereafter	316	141	457
Total	$411	$182	$593

LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2017	2016	2015
LG&E	$14	$16	$15
KU	6	7	7
Total	$20	$23	$22

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

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the Cane Run plant. In their individual capacities, these plaintiffs sought compensation for alleged adverse health effects. In July 2014, the court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In November 2016, the plaintiffs filed an amended complaint removing the personal injury claims and removing certain previously named plaintiffs. In February 2017, the District Court issued an order dismissing PPL as a defendant and dismissing the final federal claim against LG&E. On April 13, 2017, the federal District Court issued an order declining to exercise supplemental jurisdiction on the state law claims and dismissed the case in its entirety. On June 16, 2017, the plaintiffs filed a class action complaint in Jefferson Circuit Court, Kentucky, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. Proceedings are currently underway regarding potential class certification, for which a decision may occur in late 2018 or in 2019. PPL, LKE and LG&E cannot predict the outcome of this matter. LG&E retired one coal-fired unit at the Cane Run plant in March 2015 and the remaining two coal-fired units at the plant in June 2015.

(PPL, LKE and KU)

E.W. Brown Environmental Claims

On July 12, 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. On December 28, 2017 the U.S. District Court for the Eastern District of Kentucky issued an order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. On January 26, 2018, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit. KU is undertaking extensive remedial measures at the Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan, and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. PPL, LKE and KU cannot predict the outcome of these matters.

(PPL, LKE, LG&E and KU)

Trimble County Water Discharge Permit

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet (KEEC) challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County plant. In November 2010, the KEEC issued a final order upholding the permit, which was subsequently appealed by the environmental groups. In September 2013, the Franklin Circuit Court reversed the KEEC order and remanded the permit to the agency for further proceedings. LG&E and the KEEC appealed the order to the Kentucky Court of Appeals. In July 2015, the Court of Appeals upheld the lower court ruling. LG&E and the KEEC moved for discretionary review by the Kentucky Supreme Court. In February 2016, the Kentucky Supreme Court issued an order granting discretionary review and oral arguments were held in September 2016. On April 27, 2017, the Kentucky Supreme Court issued an order reversing the decision of the appellate court and upholding the permit issued to LG&E by the KEEC.

Trimble County Landfill

Various state and federal permits and regulatory approvals are required in order to construct a landfill at the Trimble County plant to be used for disposal of CCRs. In October 2016, the Kentucky Division of Water issued a water quality certification and in February 2017, the Kentucky Division of Waste Management issued a "special waste" landfill permit. In March 2017, the Sierra Club and a resident adjacent to the plant filed administrative challenges to the landfill permit which were subsequently dismissed by agreed order entered in August 2017. In June 2017, the U.S. Army Corps of Engineers issued a dredge and fill permit, the final approval required for construction of the landfill. PPL, LKE, LG&E and KU believe that all permits and regulatory approvals issued for the project comply with applicable state and federal laws.

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

Air

(PPL, LKE, LG&E and KU)

NAAQS

The Clean Air Act, which regulates air pollutants from mobile and stationary sources in the United States, has a significant impact on the operation of fossil fuel generation plants. Among other things, the Clean Air Act requires the EPA periodically to review and establish concentration levels in the ambient air for six pollutants to protect public health and welfare. The six pollutants are carbon monoxide, lead, nitrogen dioxide, ozone (contributed to by nitrogen oxide emissions), particulate matter and sulfur dioxide. The established concentration levels for these six pollutants are known as NAAQS. Under the Clean Air Act, the EPA is required to reassess the NAAQS on a five-year schedule.

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

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, are evaluating the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. While PPL, LKE, LG&E, and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross State Air Pollution Rule.

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

In December 2015, 195 nations, including the U.S., signed the Paris Agreement on Climate, which establishes a comprehensive framework for the reduction of GHG emissions from both developed and developing nations. Although the agreement does not establish binding reduction requirements, it requires each nation to prepare, communicate, and maintain GHG reduction commitments. Reductions can be achieved in a variety of ways, including energy conservation, power plant efficiency improvements, reduced utilization of coal-fired generation or replacing coal-fired generation with natural gas or renewable generation. Based on the EPA's rules issued in 2015 imposing GHG emission standards for both new and existing power plants, the U.S. committed to an initial reduction target of 26% to 28% below 2005 levels by 2025. However, on June 1, 2017, President Trump announced a plan to withdraw from the Paris Agreement and undertake negotiations to reenter the current agreement or enter a new agreement on terms more favorable to the U.S. Under the terms of the Paris Agreement, any U.S. withdrawal would not be complete until November 2020.

Additionally, the March 2017 Executive Order directed the EPA to review its 2015 greenhouse gas rules for consistency with certain policy directives and suspend, revise, or rescind those rules as appropriate. The March 2017 Executive Order also directs rescission of specified guidance, directives, and prior Presidential actions regarding climate change. PPL, LKE, LG&E, and KU cannot predict the outcome of such regulatory actions or the impact, if any, on plant operations, rate treatment or future capital or operating needs.

The U.K. has enacted binding carbon reduction requirements that are applicable to WPD. Under the U.K. law, WPD must purchase carbon allowances to offset emissions associated with WPD's operations. The cost of these allowances is not significant and is included in WPD's current operating expenses.

The EPA's Rules under Section 111 of the Clean Air Act

There continues to be uncertainty around the EPA's regulation of existing coal-fired power plants. In 2015 the EPA had finalized rules imposing GHG emission standards for both new and existing power plants and had proposed a federal implementation plan that would apply to any states that failed to submit an acceptable state implementation plan to reduce GHG emissions on a state-by-state basis (the 2015 EPA Rules).

Following legal challenges to the 2015 EPA Rules, a stay of those rules by the U.S. Supreme Court, and the President's March 2017 Executive Order (requiring the EPA to review the 2015 EPA Rules), however, in October 2017, the EPA proposed to rescind the 2015 EPA Rules and in December 2017, released an advanced notice of proposed rulemaking for a replacement rule (Replacement Rules) which contemplates GHG reductions based on "inside the fence" measures implemented at individual plants. The contemplated approach in the Replacement Rules is a more limited approach than that taken in the 2015 EPA Rules which had included assumed increased levels of fuel switching and renewable energy in determining the level of emission reduction required by each state. At present, the 2015 EPA Rules remain stayed and the Replacement Rules have not yet been published.

In April 2014, the Kentucky General Assembly passed legislation limiting the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the 2015 EPA Rules, if enacted. The legislation provides that such state GHG performance standards will be based on emission reductions, efficiency measures and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions are consistent with the EPA's notice of proposed rulemaking on the Replacement Rules.

LG&E and KU are monitoring developments at the state and federal level. Until there is more clarity about the potential requirements that may be imposed under the Replacement Rules and Kentucky's implementation plan, PPL, LKE, LG&E and KU cannot predict the potential impact, if any, on plant operations, future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to rate recovery.

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. The parties have entered into a tolling agreement with respect to this matter through December 2018. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

CCRs

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. The EPA has advised the court that it expects to reconsider certain aspects of the CCR Rule in the near future.

In January 2017, Kentucky issued a new state rule relating to CCR matters, effective May 2017, aimed at reflecting the requirements of the federal CCR Rule. In May 2017, a resident adjacent to LG&E's and KU's Trimble County plant filed a lawsuit in Franklin County, Kentucky Circuit Court against the Kentucky Energy and Environmental Cabinet and LG&E seeking to invalidate the new rule. On January 31, 2018, the state court issued an opinion invalidating certain elements of the new rule. PPL, LKE, LG&E and KU cannot predict the ultimate outcome of the litigation. LG&E and KU presently operate their Trimble County facilities under continuing permits authorized via the former program and do not currently anticipate material impacts as a result of the challenge to the new rule. Separately, in December 2016, federal legislation was enacted that authorized the EPA to approve equally protective state programs that would operate in lieu of the CCR Rule. The Kentucky Energy and Environmental Cabinet indicated it may propose rules under such authority in the future.

LG&E and KU received KPSC approval for a compliance plan providing for construction of additional landfill capacity at the E.W. Brown station, closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with federal CCR rule requirements, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law requirements. See Note 6 for additional information.

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

PPL Electric, LG&E and KU are investigating, responding to agency inquiries, taking various measures, remediating, or have completed the remediation of, for several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation. These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU. To date, the costs of these sites have not been significant.

There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. PPL Electric, LG&E and KU lack sufficient information on such additional sites and are therefore unable to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these matters.

At December 31, 2017, PPL Electric had a recorded liability of $10 million representing its best estimate of the probable loss incurred to remediate the sites noted above. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

(LKE and KU)

In August 2017, KU and the United Steelworkers of America ratified a three-year labor agreement through August 2020. The agreement covers approximately 54 employees. The terms of the new labor agreement do not have a significant impact on the financial results of LKE or KU.

(LKE and LG&E)

In November 2017, LG&E and the IBEW ratified a three-year labor agreement through November 2020. The agreement covers approximately 671 employees. The terms of the new labor agreement do not have a significant impact on the financial results of LKE or LG&E.

The Registrants cannot predict the outcome of future union labor negotiations.

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

(All Registrants)

The table below details guarantees provided as of December 31, 2017. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities" and "Indemnification of lease termination and other divestitures." The total recorded liability at December 31, 2017 was $17 million for PPL and $11 million for LKE. The $11 million recorded at LKE represents the settlement amount related to WKE's excess power matter. See footnote (e) for additional information. The total recorded liability at December 31, 2016 was $22 million for PPL and $17 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at December 31, 2017		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$11	(b)	2020
WPD guarantee of pension and other obligations of unconsolidated entities	95	(c)
PPL Electric
Guarantee of inventory value	16	(d)	2018
LKE
Indemnification of lease termination and other divestitures	201	(e)	2021-2023
LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At December 31, 2017, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold. In January 2018, this agreement was superseded by a new contract which extends the guarantee until 2020.

(e)
LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that may exceed the maximum. Another WKE-related LKE guarantee formerly covered other indemnifications related to the purchase price of excess power, had a term expiring in 2023, and a maximum exposure of $100 million, which excess power matter and related indemnifications had been the subject of a dispute and legal proceeding among the parties. In December 2017, the parties executed settlement agreements which resolved all claims relating to the excess power matter, and terminated such guarantee, for $11 million. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum. LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the various indemnification scenarios, but does not expect such outcomes to result in significant losses above the amounts recorded.

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $117 million at December 31, 2017, consisting of LG&E's share of $81 million and KU's share of $36 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract. In connection with recent credit market related developments at OVEC or certain of its sponsors, such parties, including LG&E and KU, have allowed implementation of a limited, partial OVEC reserve fund for debt costs and are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs and accelerated maturities of OVEC's existing short and long-term debt. The ultimate outcome of these matters, including any potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract cannot be predicted.

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

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services, PPL EU Services and LKS provide PPL, PPL Electric and LKE, their respective subsidiaries, including LG&E and KU, and each other with administrative, management and support services. For all service companies, the costs of these services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the years ended December 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	2017	2016	2015
PPL Electric from PPL Services	$182	$132	$125
LKE from PPL Services	20	18	16
PPL Electric from PPL EU Services	64	69	60
LG&E from LKS	169	178	155
KU from LKS	190	194	185

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a $400 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at December 31, 2017 and 2016. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income on the revolving line of credit was not significant for 2017, 2016 or 2015.

(LKE)

LKE maintains a revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. In December 2017, the revolving line of credit was increased by $50 million and the limit as of December 31, 2017 was $275 million. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At December 31, 2017 and 2016, $225 million and $163 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rate on the outstanding borrowings at December 31, 2017 and 2016 was 2.87% and 2.12%. Interest expense on the revolving line of credit was not significant for 2017, 2016 or 2015.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at December 31, 2017 and 2016. The interest rate on the loan based on the PPL affiliates credit rating is currently equal to one-month LIBOR plus a spread. Interest income on this note was not significant for 2017, 2016 or 2015.

LKE maintains a $400 million ten-year-note with a PPL affiliate with an interest rate of 3.5%. At December 31, 2017 and 2016, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was $14 million for 2017 and 2016 and not significant for 2015.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2017 and 2016. Interest expense incurred on the money pool agreement with KU was not significant for 2017 or 2016. There was no money pool activity with KU in 2015.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2017 and 2016. Interest income incurred on the money pool agreement with LG&E was not significant for 2017 and 2016. There was no money pool activity with LG&E in 2015.

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

15. Other Income (Expense) - net

(PPL)

The breakdown of "Other Income (Expense) - net" for the years ended December 31, was:

	2017	2016	2015
Other Income
Economic foreign currency exchange contracts (Note 17)	$(261)	$384	$122
Interest income	2	3	4
AFUDC - equity component	16	19	14
Miscellaneous	17	6	6
Total Other Income	(226)	412	146
Other Expense
Charitable contributions	8	9	21
Miscellaneous	21	13	17
Total Other Expense	29	22	38
Other Income (Expense) - net	$(255)	$390	$108

16. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During 2017 and 2016, there were no transfers between Level 1 and Level 2. See Note 1 for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$485	$485	$—	$—	$341	$341	$—	$—
Restricted cash and cash equivalents (a)	26	26	—	—	26	26	—	—
Price risk management assets (b):
Foreign currency contracts	163	—	163	—	211	—	211	—
Cross-currency swaps	101	—	101	—	188	—	188	—
Total price risk management assets	264	—	264	—	399	—	399	—
Total assets	$775	$511	$264	$—	$766	$367	$399	$—

	December 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities (b):
Interest rate swaps	$26	$—	$26	$—	$31	$—	$31	$—
Foreign currency contracts	148	—	148	—	27	—	27	—
Total price risk management liabilities	$174	$—	$174	$—	$58	$—	$58	$—

PPL Electric
Assets
Cash and cash equivalents	$49	$49	$—	$—	$13	$13	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$51	$51	$—	$—	$15	$15	$—	$—

LKE
Assets
Cash and cash equivalents	$30	$30	$—	$—	$13	$13	$—	$—
Cash collateral posted to counterparties (c)	—	—	—	—	3	3	—	—
Total assets	$30	$30	$—	$—	$16	$16	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$26	$—	$26	$—	$31	$—	$31	$—
Total price risk management liabilities	$26	$—	$26	$—	$31	$—	$31	$—

LG&E
Assets
Cash and cash equivalents	$15	$15	$—	$—	$5	$5	$—	$—
Cash collateral posted to counterparties (c)	—	—	—	—	3	3	—	—
Total assets	$15	$15	$—	$—	$8	$8	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$26	$—	$26	$—	$31	$—	$31	$—
Total price risk management liabilities	$26	$—	$26	$—	$31	$—	$31	$—

KU
Assets
Cash and cash equivalents	$15	$15	$—	$—	$7	$7	$—	$—
Total assets	$15	$15	$—	$—	$7	$7	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	December 31, 2017		December 31, 2016
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$20,195	$23,783	$18,326	$21,355
PPL Electric	3,298	3,769	2,831	3,148
LKE	5,159	5,670	5,065	5,439
LG&E	1,709	1,865	1,617	1,710
KU	2,328	2,605	2,327	2,514

(a)	Amounts are net of debt issuance costs.

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

•
PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is mitigated through its PUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.

•
LG&E's and KU's rates include certain mechanisms for fuel, fuel-related expenses and energy purchases. In addition, LG&E's rates include a mechanism for natural gas supply expenses. These mechanisms generally provide for timely recovery of market price fluctuations associated with these expenses.

Volumetric Risk

PPL is exposed to volumetric risk through its subsidiaries as described below.

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 for additional information on revenue recognition under RIIO-ED1.

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

Master Netting Arrangements (PPL, LKE, LG&E and KU)

Net derivative positions on the balance sheets are not offset against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

PPL had a $20 million and $19 million obligation to return cash collateral under master netting arrangements at December 31, 2017 and 2016.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at December 31, 2017 and 2016.

PPL, LKE, and LG&E had no cash collateral posted under master netting arrangements at December 31, 2017. PPL, LKE and LG&E posted $3 million of cash collateral under master netting arrangements at December 31, 2016.

KU did not post any cash collateral under master netting arrangements at December 31, 2017 and 2016.

See "Offsetting Derivative Instruments" below for a summary of derivative positions presented in the balance sheets where a right of setoff exists under these arrangements.

Interest Rate Risk

(All Registrants)

PPL and its subsidiaries issue debt to finance their operations, which exposes them to interest rate risk. A variety of financial derivative instruments are utilized to adjust the mix of fixed and floating interest rates in their debt portfolios, adjust the duration of the debt portfolios and lock in benchmark interest rates in anticipation of future financing, when appropriate. Risk limits under PPL's risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of the debt portfolio due to changes in benchmark interest rates. In addition, the interest rate risk of certain subsidiaries is potentially mitigated as a result of the existing regulatory framework or the timing of rate cases.

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL held no such contracts at December 31, 2017.

For 2017, PPL had no hedge ineffectiveness associated with interest rate derivatives. For 2016 and 2015, hedge ineffectiveness associated with interest rate derivatives was insignificant.

At December 31, 2017, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes. In December 2017, $100 million of WPD’s U.S. dollar-denominated senior notes were repaid upon maturity and $100 million notional value of cross-currency interest rate swap contracts matured. PPL recorded a $19 million gain upon settlement of the cross-currency interest rate swap contracts, which largely offset a loss recorded on the revaluation of U.S. dollar-denominated senior notes.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges in 2017 and 2016.

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

At December 31, 2017, the accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. In December 2016, a swap with a notional amount of $32 million was terminated. A cash settlement of $9 million was paid on the terminated swap. The settlement is included in noncurrent regulatory assets on the Balance Sheet and in "Cash Flows from Operating Activities" on the Statement of Cash Flows. At December 31, 2017, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at December 31, 2017.

At December 31, 2017 and 2016, PPL had $22 million and $21 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At December 31, 2017, the total exposure hedged by PPL was approximately £2.6 billion (approximately $3.5 billion based on contracted rates). These contracts had termination dates ranging from January 2018 through June 2020.

In the third quarter of 2016, PPL settled foreign currency hedges related to 2017 and 2018 anticipated earnings, resulting in receipt of $310 million of cash and entered into new hedges at current market rates. The notional amount of the settled hedges was approximately £1.3 billion (approximately $2.0 billion based on contracted rates) with termination dates from January 2017 through November 2018. The settlement did not have a significant impact on net income as the hedge values were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statement of Income.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 6 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2017 and 2016.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2017				December 31, 2016
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	4	—	—	—	32	—	—	—
Foreign currency contracts	—	—	45	67	—	—	31	21
Total current	4	—	45	71	32	—	31	25
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	22	—	—	—	27
Cross-currency swaps (b)	97	—	—	—	156	—	—	—
Foreign currency contracts	—	—	118	81	—	—	180	6
Total noncurrent	97	—	118	103	156	—	180	33
Total derivatives	$101	$—	$163	$174	$188	$—	$211	$58

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities.

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2017
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(9)	$—
Cross-currency swaps	(98)	Other Income (Expense) - net	(82)	—
Total	$(98)		$(91)	$—
Net Investment Hedges:
Foreign currency contracts	$1

2016
Cash Flow Hedges:
Interest rate swaps	$(21)	Interest Expense	$(7)	$—
Cross-currency swaps	130	Other Income (Expense) - net	116	—
		Interest Expense	3	—
Total	$109		$112	$—
Net Investment Hedges:
Foreign currency contracts	$2

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

2015
Cash Flow Hedges:
Interest rate swaps	$(34)	Interest Expense	$(11)	$—
		Discontinued operations	—	(77)
Cross-currency swaps	60	Other Income (Expense) - net	49	—
		Interest Expense	2	—
Commodity contracts		Discontinued operations	13	7
Total	$26		$53	$(70)
Net Investment Hedges:
Foreign currency contracts	$9

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2017	2016	2015
Foreign currency contracts	Other Income (Expense) - net	$(261)	$384	$122
Interest rate swaps	Interest Expense	(6)	(7)	(8)
	Total	$(267)	$377	$114

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2017	2016	2015
Interest rate swaps	Regulatory assets - noncurrent	$—	$—	$(22)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2017	2016	2015
Interest rate swaps	Regulatory assets - noncurrent	$5	$7	$1

(LKE)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets. All derivative instruments designated as cash flow hedges were terminated in 2015 and there is no activity in the current period.

Derivative Instruments	Location of Gain (Loss)	2017	2016	2015
Interest rate swaps	Regulatory assets - noncurrent	$—	$—	$(22)

(LG&E)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets. All derivative instruments designated as cash flow hedges were terminated in 2015 and there is no activity in the current period.

Derivative Instruments	Location of Gain (Loss)	2017	2016	2015
Interest rate swaps	Regulatory asset - noncurrent	$—	$—	$(11)

(KU)

The following table presents the pre-tax effect of derivative instruments designated as cash flow hedges that are recognized in regulatory assets. All derivative instruments designated as cash flow hedges were terminated in 2015 and there is no activity in the current period.

Derivative Instruments	Location of Gain (Loss)	2017	2016	2015
Interest rate swaps	Regulatory assets - noncurrent	$—	$—	$(11)

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	December 31, 2017		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	22	—	27
Total noncurrent	—	22	—	27
Total derivatives	$—	$26	$—	$31

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets.

Derivative Instruments	Location of Gain (Loss)	2017	2016	2015
Interest rate swaps	Interest Expense	$(6)	$(7)	$(8)

Derivative Instruments	Location of Gain (Loss)	2017	2016	2015
Interest rate swaps	Regulatory assets - noncurrent	$5	$7	$1

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2017
Treasury Derivatives
PPL	$264	$107	$20	$137	$174	$107	$—	$67
LKE	—	—	—	—	26	—	—	26
LG&E	—	—	—	—	26	—	—	26

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2016
Treasury Derivatives
PPL	$399	$27	$19	$353	$58	$27	$3	$28
LKE	—	—	—	—	31	—	3	28
LG&E	—	—	—	—	31	—	3	28

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

(PPL, LKE and LG&E)

At December 31, 2017, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$51	$10	$10
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	51	10	10

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

18. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	U.K. Regulated		Kentucky Regulated		Total
	2017	2016	2017	2016	2017	2016
Balance at beginning of period (a)	$2,398	$2,888	$662	$662	$3,060	$3,550
Effect of foreign currency exchange rates	198	(490)			198	(490)
Balance at end of period (a)	$2,596	$2,398	$662	$662	$3,258	$3,060

(a)	There were no accumulated impairment losses related to goodwill.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$138	$67	$405	$325
Land and transmission rights	382	120	362	115
Emission allowances/RECs (b)	1	—	2	—
Licenses and other	7	3	6	2
Total subject to amortization	528	190	775	442

Not subject to amortization due to indefinite life:
Land and transmission rights	12	—	19	—
Easements	347	—	348	—
Total not subject to amortization due to indefinite life	359	—	367	—
Total	$887	$190	$1,142	$442

(a)
Gross carrying amount in 2017 and 2016 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL. Gross carrying amount in 2016 also includes the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL. At December 31, 2016, these coal contracts were fully amortized. Offsetting regulatory liabilities were recorded related to these contracts, which are being amortized over the same period as the intangible assets, eliminating any income statement impact. This is referred to as "regulatory offset" in the tables below. See Note 6 for additional information.

(b)	Emission allowances/RECs are expensed when consumed or sold; therefore, there is no accumulated amortization.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization Expense was as follows:
	2017	2016	2015
Intangible assets with no regulatory offset	$6	$6	$6
Intangible assets with regulatory offset	9	24	51
Total	$15	$30	$57

Amortization expense for each of the next five years, excluding insignificant amounts for consumption of emission allowances/RECs, is estimated to be:

	2018	2019	2020	2021	2022
Intangible assets with no regulatory offset	$6	$6	$6	$6	$6
Intangible assets with regulatory offset	9	9	8	8	8
Total	$15	$15	$14	$14	$14

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land and transmission rights	$361	$117	$341	$112
Licenses and other	3	1	3	1
Total subject to amortization	364	118	344	113

Not subject to amortization due to indefinite life:
Land and transmission rights	13	—	20	—
Total	$377	$118	$364	$113

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was insignificant in 2017, 2016 and 2015 and is expected to be insignificant in future years.

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Coal contracts (a)	$—	$—	$269	$269
Land and transmission rights	21	3	21	3
OVEC power purchase agreement (b)	126	58	126	49
Total subject to amortization	$147	$61	$416	$321

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to these contracts, which was amortized over the same period as the intangible asset, eliminating any income statement impact.

(b)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 6 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2017	2016	2015
Intangible assets with no regulatory offset	$—	$1	$—
Intangible assets with regulatory offset	9	24	51
Total	$9	$25	$51

Amortization expense for each of the next five years is estimated to be:

	2018	2019	2020	2021	2022
Intangible assets with regulatory offset	$9	$9	$8	$8	$8

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Coal contracts (a)	$—	$—	$124	$124
Land and transmission rights	7	1	7	1
OVEC power purchase agreement (b)	87	40	87	34
Total subject to amortization	$94	$41	$218	$159

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to these contracts, which was amortized over the same period as the intangible asset, eliminating any income statement impact.

(b)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 6 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2017	2016	2015
Intangible assets with regulatory offset	$6	$13	$24

Amortization expense for each of the next five years is estimated to be:

	2018	2019	2020	2021	2022
Intangible assets with regulatory offset	$6	$6	$6	$6	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Coal contracts (a)	$—	$—	$145	$145
Land and transmission rights	14	2	14	2
OVEC power purchase agreement (b)	39	18	39	15
Total subject to amortization	$53	$20	$198	$162

(a)
Gross carrying amount represents the fair value at the acquisition date of coal contracts with terms favorable to market recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to these contracts, which was amortized over the same period as the intangible asset, eliminating any income statement impact.

(b)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 6 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2017	2016	2015
Intangible assets with no regulatory offset	$—	$1	$—
Intangible assets with regulatory offset	3	11	27
Total	$3	$12	$27

 Amortization expense for each of the next five years is estimated to be:

	2018	2019	2020	2021	2022
Intangible assets with regulatory offset	$3	$3	$2	$2	$2

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

(PPL, LKE, LG&E and KU)

LG&E's and KU's AROs are primarily related to the final retirement of assets associated with generating units. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. As described in Notes 1 and 6, for LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows:

	PPL		LKE		LG&E		KU
	2017	2016	2017	2016	2017	2016	2017	2016
ARO at beginning of period	$488	$586	$433	$535	$145	$175	$288	$360
Accretion	21	24	20	22	7	7	13	15
Changes in estimated timing or cost (a)	(73)	(84)	(54)	(95)	(8)	(19)	(46)	(76)
Effect of foreign currency exchange rates	4	(9)	—	—	—	—	—	—
Obligations settled	(43)	(29)	(43)	(29)	(23)	(18)	(20)	(11)
ARO at end of period	$397	$488	$356	$433	$121	$145	$235	$288

(a)
LKE recorded decreases of $60 million ($52 million at KU and $8 million at LG&E) and $114 million ($90 million at KU and $24 million at LG&E) to the existing AROs during 2017 and 2016 related to the closure of CCR impoundments. These revisions are the result of changes in closure plans related to expected costs and timing of closures. Further changes to AROs, capital plans or operating costs may be required as estimates of future cash flows are refined based on closure developments and regulatory or legal proceedings.

See Note 13 for information on the final CCR rule and Note 6 for information on the rate recovery applications.

20. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

		Unrealized gains (losses)			Defined benefit plans
	Foreign currency translation adjustments	Available- for-sale securities	Qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2014	$(286)	$201	$20	$1	$3	$(2,213)	$(2,274)
Amounts arising during the year	(234)	8	26	—	(9)	(366)	(575)
Reclassifications from AOCI	—	(2)	2	(1)	—	146	145
Net OCI during the year	(234)	6	28	(1)	(9)	(220)	(430)
Distribution of PPL Energy Supply (See Note 8)	—	(207)	(55)	—	—	238	(24)
December 31, 2015	$(520)	$—	$(7)	$—	$(6)	$(2,195)	$(2,728)

Amounts arising during the year	(1,107)	—	91	—	(3)	(61)	(1,080)
Reclassifications from AOCI	—	—	(91)	(1)	1	121	30
Net OCI during the year	(1,107)	—	—	(1)	(2)	60	(1,050)
December 31, 2016	$(1,627)	$—	$(7)	$(1)	$(8)	$(2,135)	$(3,778)

Amounts arising during the year	538	—	(79)	—	—	(308)	151
Reclassifications from AOCI	—	—	73	1	1	130	205
Net OCI during the year	538	—	(6)	1	1	(178)	356
December 31, 2017	$(1,089)	$—	$(13)	$—	$(7)	$(2,313)	$(3,422)

LKE
December 31, 2014				$—	$(8)	$(37)	$(45)
Amounts arising during the year				—	(3)	(4)	(7)
Reclassifications from AOCI				—	1	5	6
Net OCI during the year				—	(2)	1	(1)
December 31, 2015				$—	$(10)	$(36)	$(46)

Amounts arising during the year				—	—	(27)	(27)
Reclassifications from AOCI				(1)	2	2	3
Net OCI during the year				(1)	2	(25)	(24)
December 31, 2016				$(1)	$(8)	$(61)	$(70)

Amounts arising during the year				—	(2)	(23)	(25)
Reclassifications from AOCI				1	1	5	7
Net OCI during the year				1	(1)	(18)	(18)
December 31, 2017				$—	$(9)	$(79)	$(88)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2017, 2016 and 2015. LKE amounts are insignificant for the years ended December 31, 2017, 2016 and 2015. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 11 for additional information.

	PPL
Details about AOCI	2017	2016	2015	Affected Line Item on the Statements of Income
Available-for-sale securities	$—	$—	$4	Other Income (Expense) - net
Total Pre-tax	—	—	4
Income Taxes	—	—	(2)
Total After-tax	—	—	2

	PPL
Details about AOCI	2017	2016	2015	Affected Line Item on the Statements of Income

Qualifying derivatives
Interest rate swaps	(9)	(7)	(11)	Interest Expense
	—	—	(77)	Discontinued operations
Cross-currency swaps	(82)	116	49	Other Income (Expense) - net
	—	3	2	Interest Expense
Commodity contracts	—	—	20	Discontinued operations
Total Pre-tax	(91)	112	(17)
Income Taxes	18	(21)	15
Total After-tax	(73)	91	(2)

Equity Investees' AOCI	(1)	1	1	Other Income (Expense) - net
Total Pre-tax	(1)	1	1
Income Taxes	—	—	—
Total After-tax	(1)	1	1

Defined benefit plans
Prior service costs	(2)	(2)	—
Net actuarial loss	(167)	(156)	(192)
Total Pre-tax	(169)	(158)	(192)
Income Taxes	38	36	46
Total After-tax	(131)	(122)	(146)
Total reclassifications during the year	$(205)	$(30)	$(145)

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

The Registrants have completed an assessment of their revenue under this new guidance and have determined it will not have a material impact on their current revenue recognition policies. The Registrants' operating revenues are derived primarily from tariff-based sales that result from providing electricity and natural gas to customers with no defined contractual term. Tariff-based sales are within the scope of the new guidance, and operating revenues under the new guidance will be equivalent to the electricity and natural gas delivered and billed in that period (including estimated billings), which is consistent with current practice.

The disclosure requirements included in the standard will result in increased information being provided to enable the users of the financial statements to understand the nature, amount, timing and uncertainty of revenue arising from contracts with customers. The Registrants will include disaggregation of revenues by geographic location, customer class or type of service, as applicable. Some revenue arrangements, including alternative revenue programs and lease income, are excluded from the scope of the new guidance and will be accounted for and disclosed separately from revenues from contracts with customers. The Registrants will also disclose the opening and closing balances of accounts receivable and any contract assets or contract liabilities resulting from contracts with customers.

The Registrants adopted this guidance effective January 1, 2018 using the modified retrospective transition method.

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

The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. One of these practical expedients allows entities to elect to not evaluate land easements as leases that exist or expired before the adoption date and were not previously accounted for as leases under current lease guidance. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.

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

For public business entities, the guidance on the presentation of the components of net periodic benefit costs will be applied retrospectively. The guidance that limits the capitalization to the service cost component of net periodic benefit costs will be applied prospectively. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. The Registrants adopted this guidance effective January 1, 2018.

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

For PPL’s U.K. defined benefit pension plans, the non-service cost components of net periodic benefit cost has been in a net-credit position for the current reporting periods and is expected to continue to be in a net-credit position for 2018. Therefore, the estimated impact of adopting this new guidance related to the non-service cost component credits to be reclassified from “Other operation and maintenance” to “Other Income (Expense)-net” on the Statements of Income is approximately $175 million and $120 million for the years ended 2017 and 2016.

The Registrants are finalizing the expected 2018 impacts of adopting the guidance as the amounts are affected by market conditions and assumptions selected at December 31, 2017.

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

(PPL and LKE)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued accounting guidance that gives entities the option to reclassify tax effects stranded within AOCI as a result of the TCJA to retained earnings. The reclassification applies only to those stranded tax effects arising from the TCJA enactment. Certain disclosures related to the stranded tax effects, including a description of the accounting policy for releasing income tax effects from AOCI, are required.
For all entities, this guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized.
The Registrants are currently assessing this guidance and the period in which they will adopt it.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars, except share data)

	2017	2016	2015
Operating Revenues	$—	$—	$—

Operating Expenses
Other operation and maintenance	2	2	9
Total Operating Expenses	2	2	9

Operating Loss	(2)	(2)	(9)

Other Income (Expense) - net
Equity in earnings of subsidiaries	1,175	1,915	711
Other income (expense)	(1)	(1)	(15)
Total	1,174	1,914	696

Interest Expense	8	8	9

Interest Expense with Affiliates	16	10	10

Income Before Income Taxes	1,148	1,894	668

Income Taxes	20	(8)	(14)

Net Income	$1,128	$1,902	$682

Total other comprehensive income (loss)	356	(1,050)	(430)

Comprehensive Income Attributable to PPL Shareowners	$1,484	$852	$252

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$1.64	$2.80	$1.01
Diluted	$1.64	$2.79	$1.01
Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	685,240	677,592	669,814
Diluted	687,334	680,446	672,586

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$1,108	$1,563	$993

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries	(585)	(308)	(491)
Return of capital from affiliated subsidiaries	—	—	112
Net cash provided by (used in) investing activities	(585)	(308)	(379)

Cash Flows from Financing Activities
Issuance of equity, net of issuance costs	453	144	203
Net increase (decrease) in short-term debt with affiliates	113	(341)	215
Payment of common stock dividends	(1,072)	(1,030)	(1,004)
Other	(21)	(24)	(28)
Net cash provided by (used in) financing activities	(527)	(1,251)	(614)

Net Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	4	—	—
Cash and Cash Equivalents at End of Period	$—	$4	$—

Supplemental Disclosures of Cash Flow Information:
Cash Dividends Received from Subsidiaries	$1,253	$1,510	$1,198

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars, shares in thousands)

	2017	2016
Assets

Current Assets
Cash and cash equivalents	$—	$4
Accounts Receivable
Other	7	7
Affiliates	17	10
Price risk management assets	196	63
Total Current Assets	220	84

Investments
Affiliated companies at equity	11,141	10,160

Other Noncurrent Assets
Deferred income taxes	46	70
Price risk management assets	186	284
Other noncurrent assets	1	1
Total Other Noncurrent Assets	233	355

Total Assets	$11,594	$10,599

Liabilities and Equity

Current Liabilities
Short-term debt with affiliates	$157	$44
Accounts payable with affiliates	2	30
Dividends	273	259
Price risk management liabilities	233	237
Other current liabilities	19	20
Total Current Liabilities	684	590

Deferred Credits and Other Noncurrent Liabilities	149	110

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	10,305	9,841
Earnings reinvested	3,871	3,829
Accumulated other comprehensive loss	(3,422)	(3,778)
Total Equity	10,761	9,899

Total Liabilities and Equity	$11,594	$10,599

(a)	1,560,000 shares authorized; 693,398 and 679,731 shares issued and outstanding at December 31, 2017 and December 31, 2016.

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

PPL Corporation fully and unconditionally guarantees the payment of principal, premium and interest on all of the debt securities of PPL Capital Funding. The estimated maximum potential amount of future payments that could be required under the guarantees at December 31, 2017 was $9.7 billion. These guarantees will expire in 2073. The probability of expected payment under these guarantees is remote.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2017	2016	2015
Other Income (Expense) - net
Equity in Earnings of Subsidiaries	$397	$452	$390
Interest Income with Affiliate	14	9	4
Total	411	461	394

Interest Expense	30	29	39

Interest Expense with Affiliate	20	18	5

Income Before Income Taxes	361	414	350

Income Tax Expense (Benefit)	45	(15)	(14)

Net Income	$316	$429	$364

Total other comprehensive loss	(18)	(24)	(1)

Comprehensive Income Attributable to Member	$298	$405	$363

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$401	$285	$246

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries	(30)	(91)	(140)
Net decrease (increase) in notes receivable from affiliates	(28)	47	73
Net cash provided by (used in) investing activities	(58)	(44)	(67)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	58	90	315
Net increase (decrease) in short-term debt	—	(75)	—
Retirement of long-term debt	—	—	(400)
Contribution from member	—	61	125
Distribution to member	(402)	(316)	(219)
Net cash provided by (used in) financing activities	(344)	(240)	(179)

Net Increase (Decrease) in Cash and Cash Equivalents	(1)	1	—
Cash and Cash Equivalents at Beginning of Period	1	—	—
Cash and Cash Equivalents at End of Period	$—	$1	$—

Supplemental disclosures of cash flow information:
Cash Dividends Received from Subsidiaries	$418	$376	$272

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$—	$1
Accounts receivable	1	—
Accounts receivable from affiliates	8	23
Income taxes receivable	1	31
Notes receivable from affiliates	1,035	1,007
Total Current Assets	1,045	1,062

Investments
Affiliated companies at equity	5,209	5,219

Other Noncurrent Assets
Deferred income taxes	263	227

Total Assets	$6,517	$6,508

Liabilities and Equity

Current Liabilities
Notes payable to affiliates	$241	$179
Accounts payable to affiliates	469	450
Taxes	35	—
Other current liabilities	5	6
Total Current Liabilities	750	635

Long-term Debt
Long-term debt	722	721
Notes payable to affiliates	476	480
Total Long-term Debt	1,198	1,201

Deferred Credits and Other Noncurrent Liabilities	6	5

Equity	4,563	4,667

Total Liabilities and Equity	$6,517	$6,508

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

Guarantees

LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that may exceed the maximum. Another WKE-related LKE guarantee formerly covered other indemnifications related to the purchase price of excess power, had a term expiring in 2023, and a maximum exposure of $100 million, which excess power matter and related indemnifications had been the subject of a dispute and legal proceeding among the parties. In December 2017, the parties executed settlement agreements which resolved all claims relating to the excess power matter, and terminated such guarantee, for $11 million.

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

3. Long-Term Debt

See Note 7 to LKE's consolidated financial statements for the terms of LKE's outstanding senior unsecured notes outstanding. Of the total outstanding, $475 million matures in 2020 and $250 million matures in 2021. These maturities are based on stated maturities. Also see Note 7 to LKE's consolidated financial statements for the terms of LKE's $400 million note payable to a PPL affiliate. This note matures in 2026. LKE's $76 million note payable to LG&E and KU Services Company bears a variable interest rate, which resets each quarter based on LIBOR. The rate at December 31, 2017 was 2.1%. This note matures in 2019.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2017
Operating revenues	$1,951	$1,725	$1,845	$1,926
Operating income	796	702	777	793
Net income	403	292	355	78
Net income available to PPL common shareowners: (b)
Basic EPS	0.59	0.43	0.52	0.11
Diluted EPS	0.59	0.43	0.51	0.11
Dividends declared per share of common stock (c)	0.3950	0.3950	0.3950	0.3950
Price per common share:
High	$37.70	$40.06	$39.83	$38.37
Low	33.94	37.11	37.36	30.76

2016
Operating revenues	$2,011	$1,785	$1,889	$1,832
Operating income	823	725	786	714
Net income	481	483	473	465
Net income available to PPL common shareowners: (b)
Basic EPS	0.71	0.71	0.70	0.68
Diluted EPS	0.71	0.71	0.69	0.68
Dividends declared per share of common stock (c)	0.38	0.38	0.38	0.38
Price per common share:
High	$38.07	$39.68	$37.71	$34.74
Low	32.80	36.27	33.63	32.19

(a)	Quarterly results can vary depending on, among other things, weather. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.

(c)
PPL has paid quarterly cash dividends on its common stock in every year since 1946. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2017
Operating revenues	$573	$500	$547	$575
Operating income	159	156	189	197
Net income	79	77	95	111

2016
Operating revenues	$585	$495	$539	$537
Operating income	180	154	176	154
Net income	94	79	90	77

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

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2017, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective December 31, 2017. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report contained on page 95.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2017. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - Board Committee Membership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2018 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017, and which information is incorporated herein by reference. There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2017 Notice of Annual Meeting and Proxy Statement.

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

Listed below are the executive officers at December 31, 2017.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
William H. Spence	60	Chairman, President and Chief Executive Officer	April 2012 - present

Joanne H. Raphael	58	Senior Vice President, General Counsel and Secretary	June 2015 - present
		Senior Vice President and Chief External Affairs Officer-PPL Services	October 2012 - May 2015

Vincent Sorgi	46	Senior Vice President and Chief Financial Officer	June 2014 - present
		Vice President and Controller	March 2010 - June 2014

Gregory N. Dudkin (a)	60	President-PPL Electric	March 2012 - present

Victor A. Staffieri (a)	62	Chairman of the Board and Chief Executive Officer-LKE	January 2017 - present
		Chairman of the Board, Chief Executive Officer and President-LKE	May 2001 - December 2016

Paul W. Thompson (a)	60	President and Chief Operating Officer-LKE	January 2017 - present
		Chief Operating Officer-LKE	February 2013 - December 2016

Robert A. Symons (a)	64	Chief Executive-WPD	January 2000 - present

Joseph P. Bergstein, Jr. (b)	47	Vice President-Investor Relations and Treasurer	January 2016 - December 31, 2017
		Vice President-Investor Relations and Financial Planning-PPL Services	February 2015 - December 2015
		Investor Relations Vice President-PPL Services	April 2012 - February 2015

Stephen K. Breininger	44	Vice President and Controller	January 2015 - present
		Controller	June 2014 - January 2015
		Assistant Controller-Business Lines	March 2013 - June 2014
		Controller-Supply Accounting	April 2010 - March 2013

(a)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

(b)
Effective January 1, 2018, Tadd J. Henninger was elected Vice President and Treasurer of PPL and was deemed to be an executive officer of PPL as of that date. Mr. Bergstein's title changed on that date to Vice President-Investor Relations and Corporate Development & Planning of PPL.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "The Board's Role in Risk Oversight," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2018 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2018 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2017, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

 Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)		Weighted-average exercise price of outstanding options, warrants and rights (3)		Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation
plans approved by	495,422	– ICP	$39.88	– ICP	1,720,050	– DDCP
security holders (1)	1,329,058	– SIP	$26.21	– SIP	10,506,026	– SIP
	1,937,703	– ICPKE	$28.95	– ICPKE	1,598,811	– ICPKE
	3,762,183	– Total	$29.42	– Combined	13,824,887	– Total

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

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2017. In addition, as of December 31, 2017, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  602,975 restricted stock units, 643,372 TSR performance awards and 67,916 ROE performance awards under the SIP; 941,524 restricted stock units 376,265 TSR performance awards and 29,013 ROE performance awards under the ICPKE; and 425,859 stock units under the DDCP.

(4)
Based upon the following aggregate award limitations under the ICP, SIP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the SIP, 15,000,000 awards; (c) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (d) under the DDCP, the number of stock units available for issuance was reduced to 2,000,000 stock units in March 2012. In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2018 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017, and is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2017 and 2016" in PPL's 2018 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2017, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation

For the fiscal year ended 2017 and 2016, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audit of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2017	2016
	(in thousands)
Audit fees (a)	$1,086	$1,104
Audit-related fees (b)	28	—
All other fees (c)	253	—

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed upon procedures related to Annual EPA filings.

(c)	Fees for a systems portfolio analysis.

LG&E and KU Energy LLC

For the fiscal years ended 2017 and 2016, Deloitte served as LKE's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LKE, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by Deloitte.

	2017	2016
	(in thousands)
Audit fees (a)	$1,717	$1,767

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Louisville Gas and Electric Company

For the fiscal years ended 2017 and 2016, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2017	2016
	(in thousands)
Audit fees (a)	$826	$814

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

Kentucky Utilities Company

For the fiscal years ended 2017 and 2016, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2017	2016
	(in thousands)
Audit fees (a)	$874	$936

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

The Audit Committee of PPL approved 100% of the 2017 and 2016 services provided by Deloitte.

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

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2018 annual meeting of shareowners of PPL will be held on Wednesday, May 16, 2018, at The PPL Center, 701 Hamilton Street, Allentown, Pennsylvania.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 28, 2018. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 28, 2018. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2018 record dates for dividends are expected to be March 9, June 8, September 10 and December 10.

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

Direct Stock Purchase and Dividend Reinvestment Plans (Plan): PPL offers investors the opportunity to acquire shares of PPL common stock through its Plan. Through the Plan, participants are eligible to invest up to $25,000 per calendar month in PPL common stock. Shareowners may choose to have dividends on their PPL common stock fully or partially reinvested in PPL common stock or can receive full payment of cash dividends by check or electronic funds transfer. Participants in the Plan may choose to have their common stock certificates deposited into their Plan account.

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
Equiniti Trust Company
Shareowner Services
1110 Centre Pointe Curve, Suite 101
Mendota Heights, MN 55120

Toll Free: 1-800-345-3085
Outside U.S.: 651-450-4064
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

1(d)	-
Final Terms, dated November 14, 2017, of Western Power Distribution (South West) plc £250,000,000 2.375% Notes due May 2029 (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 16, 2017)

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

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(b)	-
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

4(c)-2	-	Supplemental Indenture No. 8, dated as of June 14, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2012)

4(c)-3	-	Supplemental Indenture No. 9, dated as of October 15, 2012, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated October 15, 2012)

4(c)-4	-	Supplemental Indenture No. 10, dated as of May 24, 2013, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(c)-5	-	Supplemental Indenture No. 11, dated as of May 24, 2013, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(c)-6	-	Supplemental Indenture No. 12, dated as of May 24, 2013, to said Indenture (Exhibit 4.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2013)

4(c)-7	-	Supplemental Indenture No. 13, dated as of March 10, 2014, to said Indenture (Exhibit 4.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(c)-8	-	Supplemental Indenture No. 14, dated as of March 10, 2014, to said Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 10, 2014)

4(c)-9	-	Supplemental Indenture No. 15, dated as of May 17, 2016, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 17, 2016)

4(c)-10	-	Supplemental Indenture No. 16, dated as of September 8, 2017, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 6, 2017)

4(d)-1	-
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

4(d)-3	-	Second Supplemental Indenture, dated as of January 30, 2003, to said Indenture (Exhibit 4(n)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(d)-4	-	Third Supplemental Indenture, dated as of October 31, 2014, to said Indenture (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(d)-5	-	Fourth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4(d)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(e)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(e)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(e)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(e)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(e)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(e)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(e)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(e)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(e)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(e)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(e)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(e)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(f)-1	-
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

4(o)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(r)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(r)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(o)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(o)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated September 28, 2015)

4(o)-6	-	Supplemental Indenture No. 5, dated as of September 1, 2016, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(o)-7	-	Supplemental Indenture No. 6, dated as of May 15, 2017, to said Indenture (Exhibit 4(b) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(p)-1	-
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

4(gg)	-
2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky (Exhibit 4(oo) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(hh)-1	-
2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky (Exhibit 4(qq)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(hh)-2	-
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

4(jj)	-
2016 Series A Trimble County Loan Agreement dated as of September 1, 2016 between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K (File No. 1-2893) dated September 15, 2016)

4(kk)	-
Trust Deed, dated November 26, 2010, between Central Networks East plc and Central Networks West plc, the Issuers, and Deutsche Trustee Company Limited relating to Central Networks East plc and Central Network West plc £3 billion Euro Medium Term Note Programme (Exhibit 4(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

4(ll)-1	-
Indenture, dated April 21, 2011, between PPL WEM Holdings PLC, as Issuer, and The Bank of New York Mellon, as Trustee (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(ll)-2	-	Supplemental Indenture No. 1, dated April 21, 2011, to said Indenture (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(ll)-3	-	Second Supplemental Indenture, dated as of October 30, 2014, to said Indenture (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(mm)-1	-
Trust Deed, dated April 27, 2011, by and among Western Power Distribution (East Midlands) plc and Western Power Distribution (West Midlands) plc, as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No.1-11459) dated May 17, 2011)

4(mm)-2	-
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

4(mm)-3	-
£3,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 9, 2016 (Exhibit 4(oo)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(mm)-4	-
£3,000,000,000 Euro Medium Term Note Programme entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 15, 2017 (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

4(nn)	-
Trust Deed constituting £500 million 3.625% Senior Unsecured Notes due 2023, dated November 6, 2015, by and among Western Power Distribution plc as Issuer, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 6, 2015)

4(oo)	-
2017 Series A Trimble County Loan Agreement, dated as of June 1, 2017, by and between Louisville Gas and Electric Company and the County of Trimble, Kentucky (Exhibit 4(a) to Louisville Gas and Electric Company Form 8-K Report (File No. 1-2893) dated June 1, 2017)

4(pp)	-
Subscription Agreement, dated November 14, 2017, by and among Western Power Distribution(South West) plc as Issuer, HSBC Bank plc, Mizuho International plc, The Royal Bank of Scotland plc (trading as NatWest Markets), Banco Santander, S.A., Barclays Bank PLC, Lloyds Bank plc, Merrill Lynch International, MUFG Securities EMEA plc and RBC Europe Limited. (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 14, 2017).

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

10(c)-2	-	First Amendment to said Revolving Credit Agreement, dated as of March 17, 2015 (Exhibit 10(c)-2 to PPL Corporation Form 10-K Report (File No. 1-1459) for the year ended December 31, 2015)

10(c)-3	-	Second Amendment to said Revolving Credit Agreement, dated as of March 17, 2016 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-1459) for the quarter ended June 30, 2016)

10(c)-4	-	Third Amendment to said Revolving Credit Agreement, dated as of March 17, 2017, (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-1459) for the quarter ended March 31, 2017)

10(d)	-
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

10(e)-3	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(e)-4	-
Commitment Extension and Increase Agreement and Amendment No. 2 to said Credit Agreement, dated as of December 1, 2016 (Exhibit 10(e)-4 to PPL Corporation Form 10-K Report (File No. 1-1459) for the year ended December 31, 2016)

*10(e)-5	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018

10(f)-1	-
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

10(f)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(f)-3	-
Commitment Extension and Increase Agreement and Amendment No. 2 to said Credit Agreement, dated as of December 1, 2016 (Exhibit 10(f)-3 to PPL Corporation Form 10-K Report (File No. 1-1459) for the year ended December 31, 2016)

*10(f)-4	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018

10(g)-1	-
$400 million Amended and Restated Revolving Credit Agreement, dated as of July 28, 2014, among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Issuing Lender and Swingline Lender (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

10(g)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(g)-3	-
Commitment Extension Agreement and Amendment No. 2 to said Credit Agreement, dated as of January 4, 2017 (Exhibit 10(g)-3 to PPL Corporation Form 10-K Report (File No. 1-1459) for the year ended December 31, 2016)

*10(g)-4	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018

10(h)-1	-
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

10(h)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(h)-3	-
Commitment Extension Agreement and Amendment No. 2 to said Credit Agreement, dated as of January 4, 2017 (Exhibit 10(h)-3 to PPL Corporation Form 10-K Report (File No. 1-1459) for the year ended December 31, 2016)

*10(h)-4	-	Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018

10(i)	-
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

10(l)-1	-
$198,309,583.05 Letter of Credit Agreement dated as of October 1, 2014 among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party hereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (Exhibit 10.1 to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated October 2, 2014)

10(l)-2	-	Amendment No. 1 to said Letter of Credit Agreement, dated as of August 1, 2017 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-1459) for the quarter ended June 30, 2017)

10(m)	-
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

10(p)	-
£230,000,000 Term Loan Agreement, dated March 28, 2017, between Western Power Distribution plc and HSBC Bank, PLC and Mizuho Bank, Ltd., as Mandated Lead Arrangers, and Mizuho Bank, Ltd., as Facility Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 5, 2017)

10(q)-1	-
£20,000,000 Uncommitted Facility Letter entered into between Western Power Distribution (South West) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (West Midlands) plc, Western Power Distribution (East Midlands) plc and BNP Paribas, dated as of January 23, 2014 (Exhibit 10(a)-1 to PPL Corporation Form 10-Q Report (File No. 1-1459) for the quarter ended September 30, 2017)

10(q)-2	-	Amendment to said Uncommitted Facility Letter, dated as of July 28, 2017 (Exhibit 10(a)-2 to PPL Corporation Form 10-Q Report (File No. 1-1459) for the quarter ended September 30, 2017)

10(r)	-
$200,000,000 Term Loan Credit Agreement, dated as of October 26, 2017, among Louisville Gas and Electric Company, as the Borrower, the Lenders from time to time party hereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-1459) for the quarter ended September 30, 2017)

[_]10(s)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(s)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(s)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(s)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(s)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(s)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(s)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(t)-1	-
PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-2	-
PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(t)-3	-
PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(t)-4	-
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

[_]10(u)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(u)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(u)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(u)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(u)-5	-
Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(u)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(u)-7	-
Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-1459) for the year ended December 31, 2015)

[_]10(v)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(v)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(v)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(v)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(v)-5	-
Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(v)-6	-
Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(w)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(w)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(w)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(w)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(w)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(w)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(w)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(w)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(w)-9	-
Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(x)-1	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(x)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(x)-3	-
Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(x)-4	-
Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(x)-5	-
Amendment No. 4 to said Incentive Compensation Plan for Key Employees, dated as of December 15, 2008 (Exhibit 10(cc)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(x)-6	-
Amendment No. 5 to said Incentive Compensation Plan for Key Employees, dated as of March 24, 2011 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2011)

[_]10(y)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(z)	-
Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(aa)	-	Form of Retention Agreement entered into between PPL Corporation and Gregory N. Dudkin (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(bb)-1	-	Form of Severance Agreement entered into between PPL Corporation and William H. Spence (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(bb)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(cc)	-
Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Gregory N. Dudkin, Joanne H. Raphael, Vincent Sorgi and Victor A. Staffieri (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(dd)-1	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan (Annex B to Definitive Proxy Statement on Schedule 14A filed on April 5, 2017)

[_]10(dd)-2	-
Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(dd)-3	-
Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(dd)-4	-
Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

*[_]10(dd)-5	-	Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan

*[_]10(dd)-6	-	Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan

[_]10(ee)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(ff)	-
Form of Western Power Distribution Phantom Stock Option Award Agreement for stock option awards under the Western Power Distribution Long-Term Incentive Plan (Exhibit [_]10(bbb)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2014)

[_]10(gg)	-
Service Agreement (including Change in Control Agreement as Exhibit A), dated March 16, 2015, between Western Power Distribution (South West) plc and Robert A. Symons (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(hh)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges

*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - LG&E and KU Energy LLC

*23(d)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(e)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*23(f)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(g)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(h)	-	Consent of Ernst & Young LLP - LG&E and KU Energy LLC

*23(i)	-	Consent of Ernst & Young LLP - Louisville Gas and Electric Company

*23(j)	-	Consent of Ernst & Young LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LKE's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LKE's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(i)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(j)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LKE's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-
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

/s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Vincent Sorgi
Vincent Sorgi -
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Rodney C. Adkins	William H. Spence
John W. Conway	Natica von Althann
Steven G. Elliott	Keith H. Williamson
Venkata Rajamannar Madabhushi	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima

/s/ William H. Spence
William H. Spence, Attorney-in-fact	Date: February 22, 2018

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

Date: February 22, 2018

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

Date: February 22, 2018

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

Date: February 22, 2018

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

Date: February 22, 2018