Form 10-Q
period 2018-03-31
PPL Corp; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC; LOUISVILLE GAS & ELECTRIC CO /KY/; PPL ELECTRIC UTILITIES CORP
filed 2018-05-03
CIK 922224, 55387, 1518339, 60549, 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2018.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

PPL Corporation	[ ]
PPL Electric Utilities Corporation	[ ]
LG&E and KU Energy LLC	[ ]
Louisville Gas and Electric Company	[ ]
Kentucky Utilities Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 699,042,874 shares outstanding at April 25, 2018.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 25, 2018.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at April 25, 2018.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at April 25, 2018.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

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

Other terms and abbreviations

£ - British pound sterling.

2017 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2017.

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

Adjusted Gross Margins - a non-GAAP financial measure of performance used in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

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

DUoS - Distribution Use of System, the charge to licensed third party energy suppliers who are WPD's customers and use WPD's networks to deliver electricity to their customers, the end-users.

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

kWh - kilowatt hour, basic unit of electrical energy.

LIBOR - London Interbank Offered Rate.

Mcf - one thousand cubic feet, a unit of measure for natural gas.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MPR- Mid-period review, which is a review of output requirements in RIIO-ED1 that can be initiated by Ofgem halfway through the price control covering material changes to existing outputs that can be justified by clear changes in government policy or new outputs that may be needed to meet the needs of consumers and other network users. On April 30, 2018, Ofgem decided not to engage in a mid-period review of the RIIO-ED1 price-control period.

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

RAV - regulatory asset value. This term, used within the U.K. regulatory environment, is also commonly known as RAB or regulatory asset base. RAV is based on historical investment costs at time of privatization, plus subsequent allowed additions less annual regulatory depreciation, and represents the value on which DNOs earn a return in accordance with the regulatory cost of capital. RAV is indexed to Retail Price Index (RPI) in order to allow for the effects of inflation. RAV additions have been and continue to be based on a percentage of annual total expenditures that have a long-term benefit to WPD (similar to capital projects for the U.S. regulated businesses that are generally included in rate base).

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

v

THIS PAGE INTENTIONALLY LEFT BLANK.

Forward-looking Information

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in each Registrant's 2017 Form 10-K and in "Item 2. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•	the outcome of rate cases or other cost recovery or revenue proceedings;

•	changes in U.S. state or federal, or U.K. tax laws or regulations, including the TCJA;

•	effects of cyber-based intrusions or natural disasters, threatened or actual terrorism, war or other hostilities;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	developments related to ongoing negotiations regarding the U.K.'s intent to withdraw from the European Union and any actions in response thereto;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2018	2017
Operating Revenues	$2,126	$1,951

Operating Expenses
Operation
Fuel	214	191
Energy purchases	241	215
Other operation and maintenance	468	470
Depreciation	269	242
Taxes, other than income	83	75
Total Operating Expenses	1,275	1,193

Operating Income	851	758

Other Income (Expense) - net	(43)	(9)

Interest Expense	239	217

Income Before Income Taxes	569	532

Income Taxes	117	129

Net Income	$452	$403

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.65	$0.59
Diluted	$0.65	$0.59

Dividends Declared Per Share of Common Stock	$0.41	$0.395

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	694,514	680,882
Diluted	695,322	683,084

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Net income	$452	$403

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($1)	116	(24)
Qualifying derivatives, net of tax of $4, $2	(20)	(6)
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0	(1)	—
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of ($2), $0	12	(1)
Defined benefit plans:
Net actuarial (gain) loss, net of tax of ($9), ($9)	36	32
Total other comprehensive income	143	1

Comprehensive income	$595	$404

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$452	$403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	269	242
Amortization	21	23
Defined benefit plans - (income)	(50)	(19)
Deferred income taxes and investment tax credits	59	161
Unrealized losses on derivatives, and other hedging activities	85	35
Stock-based compensation expense	15	19
Other	(3)	(1)
Change in current assets and current liabilities
Accounts receivable	(71)	(43)
Accounts payable	(36)	(84)
Unbilled revenues	58	52
Fuel, materials and supplies	43	44
Prepayments	(73)	(110)
Taxes payable	22	(21)
Regulatory assets and liabilities, net	64	(17)
Other current liabilities	(120)	(60)
Other	23	22
Other operating activities
Defined benefit plans - funding	(150)	(520)
Other assets	(30)	5
Other liabilities	(12)	4
Net cash provided by operating activities	566	135
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(750)	(677)
Expenditures for intangible assets	(7)	(3)
Other investing activities	4	1
Net cash used in investing activities	(753)	(679)
Cash Flows from Financing Activities
Issuance of long-term debt	144	64
Issuance of common stock	100	73
Payment of common stock dividends	(273)	(258)
Net increase in short-term debt	369	744
Other financing activities	(9)	(16)
Net cash provided by financing activities	331	607
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(2)	3
Net Increase in Cash, Cash Equivalents and Restricted Cash	142	66
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	511	367
Cash, Cash Equivalents and Restricted Cash at End of Period	$653	$433

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$313	$236
Accrued expenditures for intangible assets at March 31,	$65	$62

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$629	$485
Accounts receivable (less reserve: 2018, $56; 2017, $51)
Customer	760	681
Other	89	100
Unbilled revenues	489	543
Fuel, materials and supplies	279	320
Prepayments	139	66
Price risk management assets	56	49
Other current assets	49	50
Total Current Assets	2,490	2,294

Property, Plant and Equipment
Regulated utility plant	38,891	38,228
Less: accumulated depreciation - regulated utility plant	7,003	6,785
Regulated utility plant, net	31,888	31,443
Non-regulated property, plant and equipment	387	384
Less: accumulated depreciation - non-regulated property, plant and equipment	114	110
Non-regulated property, plant and equipment, net	273	274
Construction work in progress	1,575	1,375
Property, Plant and Equipment, net	33,736	33,092

Other Noncurrent Assets
Regulatory assets	1,519	1,504
Goodwill	3,302	3,258
Other intangibles	703	697
Pension benefit asset	378	284
Price risk management assets	120	215
Other noncurrent assets	140	135
Total Other Noncurrent Assets	6,162	6,093

Total Assets	$42,388	$41,479

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$1,457	$1,080
Long-term debt due within one year	250	348
Accounts payable	836	924
Taxes	128	105
Interest	323	282
Dividends	285	273
Customer deposits	286	292
Regulatory liabilities	158	95
Other current liabilities	515	624
Total Current Liabilities	4,238	4,023

Long-term Debt	20,214	19,847

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,557	2,462
Investment tax credits	128	129
Accrued pension obligations	653	800
Asset retirement obligations	292	312
Regulatory liabilities	2,689	2,704
Other deferred credits and noncurrent liabilities	441	441
Total Deferred Credits and Other Noncurrent Liabilities	6,760	6,848

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	10,411	10,305
Earnings reinvested	4,037	3,871
Accumulated other comprehensive loss	(3,279)	(3,422)
Total Equity	11,176	10,761

Total Liabilities and Equity	$42,388	$41,479

(a)	1,560,000 shares authorized; 697,383 and 693,398 shares issued and outstanding at March 31, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761
Common stock issued	3,985		115			115
Stock-based compensation			(9)			(9)
Net income				452		452
Dividends and dividend equivalents				(286)		(286)
Other comprehensive income (loss)					143	143
March 31, 2018	697,383	$7	$10,411	$4,037	$(3,279)	$11,176

December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899
Common stock issued	2,696		97			97
Stock-based compensation			(21)			(21)
Net income				403		403
Dividends and dividend equivalents				(270)		(270)
Other comprehensive income (loss)					1	1
March 31, 2017	682,427	$7	$9,917	$3,962	$(3,777)	$10,109

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Operating Revenues	$639	$573

Operating Expenses
Operation
Energy purchases	161	146
Other operation and maintenance	133	163
Depreciation	85	75
Taxes, other than income	32	29
Total Operating Expenses	411	413

Operating Income	228	160

Other Income (Expense) - net	6	—

Interest Expense	37	33

Income Before Income Taxes	197	127

Income Taxes	49	48

Net Income (a)	$148	$79

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$148	$79
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	85	75
Amortization	6	8
Defined benefit plans - expense	2	5
Deferred income taxes and investment tax credits	21	41
Other	(5)	—
Change in current assets and current liabilities
Accounts receivable	(30)	(27)
Accounts payable	(36)	(18)
Unbilled revenues	16	12
Prepayments	(69)	(75)
Regulatory assets and liabilities, net	5	(11)
Taxes payable	4	—
Other	(19)	(14)
Other operating activities
Defined benefit plans - funding	(28)	(24)
Other assets	(25)	5
Other liabilities	1	(1)
Net cash provided by operating activities	76	55

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(245)	(274)
Expenditures for intangible assets	(1)	(2)
Net cash used in investing activities	(246)	(276)

Cash Flows from Financing Activities
Contributions from parent	—	100
Payment of common stock dividends to parent	(72)	(76)
Net increase in short-term debt	213	204
Net cash provided by financing activities	141	228

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(29)	7
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	15
Cash, Cash Equivalents and Restricted Cash at End of Period	$22	$22

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$147	$122

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$20	$49
Accounts receivable (less reserve: 2018, $27; 2017, $24)
Customer	328	279
Other	10	71
Accounts receivable from affiliates	42	—
Unbilled revenues	111	127
Materials and supplies	34	34
Prepayments	75	6
Regulatory assets	16	16
Other current assets	12	6
Total Current Assets	648	588

Property, Plant and Equipment
Regulated utility plant	10,950	10,785
Less: accumulated depreciation - regulated utility plant	2,815	2,778
Regulated utility plant, net	8,135	8,007
Construction work in progress	560	508
Property, Plant and Equipment, net	8,695	8,515

Other Noncurrent Assets
Regulatory assets	726	709
Intangibles	259	259
Other noncurrent assets	15	11
Total Other Noncurrent Assets	1,000	979

Total Assets	$10,343	$10,082

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$213	$—
Accounts payable	362	386
Accounts payable to affiliates	32	31
Taxes	12	8
Interest	38	36
Regulatory liabilities	95	86
Other current liabilities	83	98
Total Current Liabilities	835	645

Long-term Debt	3,298	3,298

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,184	1,154
Accrued pension obligations	215	246
Regulatory liabilities	662	668
Other deferred credits and noncurrent liabilities	81	79
Total Deferred Credits and Other Noncurrent Liabilities	2,142	2,147

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	2,729	2,729
Earnings reinvested	975	899
Total Equity	4,068	3,992

Total Liabilities and Equity	$10,343	$10,082

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	66,368	$364	$2,729	$899	$3,992
Net income				148	148
Dividends declared on common stock				(72)	(72)
March 31, 2018	66,368	$364	$2,729	$975	$4,068

December 31, 2016	66,368	$364	$2,154	$873	$3,391
Net income				79	79
Capital contributions from PPL			100		100
Dividends declared on common stock				(76)	(76)
March 31, 2017	66,368	$364	$2,254	$876	$3,494

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Operating Revenues	$872	$809

Operating Expenses
Operation
Fuel	214	191
Energy purchases	80	69
Other operation and maintenance	205	205
Depreciation	117	105
Taxes, other than income	17	16
Total Operating Expenses	633	586

Operating Income	239	223

Other Income (Expense) - net	(3)	(4)

Interest Expense	50	49

Interest Expense with Affiliate	5	4

Income Before Income Taxes	181	166

Income Taxes	39	63

Net Income (a)	$142	$103

(a) Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$142	$103
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	117	105
Amortization	5	7
Defined benefit plans - expense	3	8
Deferred income taxes and investment tax credits	8	48
Change in current assets and current liabilities
Accounts receivable	(5)	21
Accounts payable	10	(28)
Accounts payable to affiliates	2	7
Unbilled revenues	31	22
Fuel, materials and supplies	42	41
Taxes payable	7	(2)
Accrued interest	42	42
Other	(7)	(38)
Other operating activities
Defined benefit plans - funding	(108)	(22)
Expenditures for asset retirement obligations	(9)	(6)
Other assets	(3)	1
Other liabilities	1	3
Net cash provided by operating activities	278	312
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(294)	(184)
Net cash used in investing activities	(294)	(184)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	12	(81)
Issuance of long-term debt	100	—
Distributions to member	(69)	(102)
Net increase (decrease) in short-term debt	(29)	58
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	13	(126)
Net Increase (Decrease) in Cash and Cash Equivalents	(3)	2
Cash and Cash Equivalents at Beginning of Period	30	13
Cash and Cash Equivalents at End of Period	$27	$15

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$124	$75

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$27	$30
Accounts receivable (less reserve: 2018, $26; 2017, $25)
Customer	247	246
Other	41	44
Accounts receivable from affiliates	1	—
Unbilled revenues	172	203
Fuel, materials and supplies	212	254
Prepayments	28	25
Regulatory assets	12	18
Other current assets	5	8
Total Current Assets	745	828

Property, Plant and Equipment
Regulated utility plant	13,226	13,187
Less: accumulated depreciation - regulated utility plant	1,866	1,785
Regulated utility plant, net	11,360	11,402
Construction work in progress	775	627
Property, Plant and Equipment, net	12,135	12,029

Other Noncurrent Assets
Regulatory assets	793	795
Goodwill	996	996
Other intangibles	84	86
Other noncurrent assets	81	68
Total Other Noncurrent Assets	1,954	1,945

Total Assets	$14,834	$14,802

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	March 31, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$215	$244
Long-term debt due within one year	—	98
Notes payable with affiliates	237	225
Accounts payable	292	338
Accounts payable to affiliates	9	7
Customer deposits	59	58
Taxes	73	66
Price risk management liabilities	4	4
Regulatory liabilities	63	9
Interest	74	32
Asset retirement obligations	91	85
Other current liabilities	94	161
Total Current Liabilities	1,211	1,327

Long-term Debt
Long-term debt	4,859	4,661
Long-term debt to affiliate	400	400
Total Long-term Debt	5,259	5,061

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	882	866
Investment tax credits	128	129
Price risk management liabilities	18	22
Accrued pension obligations	265	365
Asset retirement obligations	249	271
Regulatory liabilities	2,027	2,036
Other deferred credits and noncurrent liabilities	158	162
Total Deferred Credits and Other Noncurrent Liabilities	3,727	3,851

Commitments and Contingent Liabilities (Notes 7 and 10)

Member's Equity	4,637	4,563

Total Liabilities and Equity	$14,834	$14,802

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2017	$4,563
Net income	142
Distributions to member	(69)
Other comprehensive income	1
March 31, 2018	$4,637

December 31, 2016	$4,667
Net income	103
Distributions to member	(102)
Other comprehensive income	2
March 31, 2017	$4,670

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Operating Revenues
Retail and wholesale	$407	$374
Electric revenue from affiliate	12	17
Total Operating Revenues	419	391

Operating Expenses
Operation
Fuel	79	80
Energy purchases	76	64
Energy purchases from affiliate	6	2
Other operation and maintenance	89	85
Depreciation	48	44
Taxes, other than income	9	8
Total Operating Expenses	307	283

Operating Income	112	108

Other Income (Expense) - net	(1)	(4)

Interest Expense	18	17

Income Before Income Taxes	93	87

Income Taxes	21	33

Net Income (a)	$72	$54

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$72	$54
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	48	44
Amortization	4	3
Defined benefit plans - expense	1	2
Deferred income taxes and investment tax credits	7	31
Change in current assets and current liabilities
Accounts receivable	2	13
Accounts receivable from affiliates	(7)	1
Accounts payable	8	(12)
Accounts payable to affiliates	(2)	(4)
Unbilled revenues	16	9
Fuel, materials and supplies	36	33
Taxes payable	(1)	(28)
Accrued interest	13	13
Other	12	(11)
Other operating activities
Defined benefit plans - funding	(55)	(1)
Expenditures for asset retirement obligations	(5)	(4)
Other assets	—	2
Other liabilities	(3)	(3)
Net cash provided by operating activities	146	142
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(150)	(94)
Net cash used in investing activities	(150)	(94)
Cash Flows from Financing Activities
Issuance of long-term debt	100	—
Net increase (decrease) in short-term debt	(62)	38
Payment of common stock dividends to parent	(34)	(87)
Other financing activities	(1)	—
Net cash provided by (used in) financing activities	3	(49)
Net Decrease in Cash and Cash Equivalents	(1)	(1)
Cash and Cash Equivalents at Beginning of Period	15	5
Cash and Cash Equivalents at End of Period	$14	$4

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$75	$34

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$14	$15
Accounts receivable (less reserve: 2018, $1; 2017, $1)
Customer	111	116
Other	14	13
Unbilled revenues	75	91
Accounts receivable from affiliates	31	24
Fuel, materials and supplies	95	131
Prepayments	12	11
Regulatory assets	10	12
Other current assets	1	3
Total Current Assets	363	416

Property, Plant and Equipment
Regulated utility plant	5,597	5,587
Less: accumulated depreciation - regulated utility plant	646	614
Regulated utility plant, net	4,951	4,973
Construction work in progress	401	305
Property, Plant and Equipment, net	5,352	5,278

Other Noncurrent Assets
Regulatory assets	406	411
Goodwill	389	389
Other intangibles	51	53
Other noncurrent assets	26	12
Total Other Noncurrent Assets	872	865

Total Assets	$6,587	$6,559

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$137	$199
Long-term debt due within one year	—	98
Accounts payable	170	179
Accounts payable to affiliates	21	23
Customer deposits	28	27
Taxes	24	25
Price risk management liabilities	4	4
Regulatory liabilities	29	3
Interest	24	11
Asset retirement obligations	19	24
Other current liabilities	34	52
Total Current Liabilities	490	645

Long-term Debt	1,808	1,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	582	572
Investment tax credits	35	35
Price risk management liabilities	18	22
Accrued pension obligations	—	45
Asset retirement obligations	92	97
Regulatory liabilities	912	919
Other deferred credits and noncurrent liabilities	85	86
Total Deferred Credits and Other Noncurrent Liabilities	1,724	1,776

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,712	1,712
Earnings reinvested	429	391
Total Equity	2,565	2,527

Total Liabilities and Equity	$6,587	$6,559

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at March 31, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	21,294	$424	$1,712	$391	$2,527
Net income				72	72
Cash dividends declared on common stock				(34)	(34)
March 31, 2018	21,294	$424	$1,712	$429	$2,565

December 31, 2016	21,294	$424	$1,682	$370	$2,476
Net income				54	54
Cash dividends declared on common stock				(87)	(87)
March 31, 2017	21,294	$424	$1,682	$337	$2,443

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Operating Revenues
Retail and wholesale	$465	$435
Electric revenue from affiliate	6	2
Total Operating Revenues	471	437

Operating Expenses
Operation
Fuel	135	111
Energy purchases	4	5
Energy purchases from affiliate	12	17
Other operation and maintenance	105	108
Depreciation	68	60
Taxes, other than income	8	8
Total Operating Expenses	332	309

Operating Income	139	128

Other Income (Expense) - net	(3)	(2)

Interest Expense	25	24

Income Before Income Taxes	111	102

Income Taxes	24	39

Net Income (a)	$87	$63

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$87	$63
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	68	60
Amortization	1	4
Defined benefit plans - expense	—	2
Deferred income taxes and investment tax credits	1	37
Change in current assets and current liabilities
Accounts receivable	(7)	8
Accounts payable	11	(4)
Accounts payable to affiliates	—	(7)
Unbilled revenues	15	13
Fuel, materials and supplies	6	8
Taxes payable	14	(34)
Accrued interest	22	22
Other	17	(12)
Other operating activities
Defined benefit plans - funding	(47)	(19)
Expenditures for asset retirement obligations	(4)	(2)
Other assets	(3)	(1)
Other liabilities	4	1
Net cash provided by operating activities	185	139
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(143)	(89)
Net cash used in investing activities	(143)	(89)
Cash Flows from Financing Activities
Payment of common stock dividends to parent	(79)	(70)
Net increase in short-term debt	33	20
Net cash used in financing activities	(46)	(50)
Net Decrease in Cash and Cash Equivalents	(4)	—
Cash and Cash Equivalents at Beginning of Period	15	7
Cash and Cash Equivalents at End of Period	$11	$7

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at March 31,	$48	$41

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$11	$15
Accounts receivable (less reserve: 2018, $2; 2017, $1)
Customer	136	130
Other	26	30
Unbilled revenues	97	112
Fuel, materials and supplies	117	123
Prepayments	14	14
Regulatory assets	2	6
Other current assets	4	5
Total Current Assets	407	435

Property, Plant and Equipment
Regulated utility plant	7,620	7,592
Less: accumulated depreciation - regulated utility plant	1,218	1,170
Regulated utility plant, net	6,402	6,422
Construction work in progress	373	321
Property, Plant and Equipment, net	6,775	6,743

Other Noncurrent Assets
Regulatory assets	387	384
Goodwill	607	607
Other intangibles	33	33
Other noncurrent assets	67	52
Total Other Noncurrent Assets	1,094	1,076

Total Assets	$8,276	$8,254

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$78	$45
Accounts payable	109	137
Accounts payable to affiliates	54	53
Customer deposits	31	31
Taxes	33	19
Regulatory liabilities	34	6
Interest	38	16
Asset retirement obligations	72	61
Other current liabilities	30	46
Total Current Liabilities	479	414

Long-term Debt	2,329	2,328

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	696	691
Investment tax credits	93	94
Accrued pension obligations	—	36
Asset retirement obligations	157	174
Regulatory liabilities	1,115	1,117
Other deferred credits and noncurrent liabilities	42	43
Total Deferred Credits and Other Noncurrent Liabilities	2,103	2,155

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,616	2,616
Earnings reinvested	441	433
Total Equity	3,365	3,357

Total Liabilities and Equity	$8,276	$8,254

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at March 31, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2017	37,818	$308	$2,616	$433	$—	$3,357
Net income				87		87
Cash dividends declared on common stock				(79)		(79)
March 31, 2018	37,818	$308	$2,616	$441	$—	$3,365

December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323
Net income				63		63
Cash dividends declared on common stock				(70)		(70)
Other comprehensive income (loss)					1	1
March 31, 2017	37,818	$308	$2,616	$393	$—	$3,317

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2017 is derived from that Registrant's 2017 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2017 Form 10-K. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each indicated Registrant's 2017 Form 10-K and should be read in conjunction with those disclosures.

New Accounting Guidance Adopted (All Registrants)

Accounting for Revenue from Contracts with Customers

Effective January 1, 2018, the Registrants adopted accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Registrants adopted this guidance using the modified retrospective transition method. No cumulative effect adjustment was required as of the January 1, 2018 adoption date.

The adoption of this guidance did not have a material impact on the Registrants' revenue recognition policies. See Note 4 for the required disclosures as a result of the adoption of this standard.

Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Effective January 1, 2018, the Registrants adopted accounting guidance that changes the income statement presentation of net periodic benefit cost. Retrospectively, this guidance requires the service cost component to be disaggregated from other components of net benefit cost and presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefits are presented separately from the line items that include the service cost and outside of any subtotal of operating income. Prospectively, the guidance limits the capitalization to the service cost component of net periodic benefit costs.

For PPL, the non-service cost components of net periodic benefit costs are in a net credit position for the three months ended March 31, 2018. The non-service cost credits that would have been capitalized under previous guidance, but are now recorded as income within "Other Income (Expense) - net," were $5 million ($4 million after-tax or $0.01 per share) for the three months ended March 31, 2018. For PPL Electric, LG&E and KU, non-service costs or credits that would have been capitalized under previous guidance are now recognized as a regulatory asset or regulatory liability, as applicable, in accordance with regulatory approvals.

The following provides the non-service cost components of net periodic benefits (costs) or credits presented in "Other Income (Expense) - net" in 2018 and reclassified from "Other operation and maintenance" to "Other Income (Expense) - net" in 2017 on the Statements of Income as a result of the adoption.

	Three Months
	2018	2017
PPL	$68	$38
PPL Electric	2	(1)
LKE	2	(2)
LG&E	1	(2)
KU	1	(1)

PPL and PPL Electric elected to use the practical expedient that permits using the amounts disclosed in the defined benefit plan note for the prior comparative period as the estimation basis for applying the retrospective presentation requirements.

Presentation of Restricted Cash in the Statement of Cash Flows (PPL and PPL Electric)

Effective January 1, 2018, PPL and PPL Electric adopted accounting guidance that changes the cash flow statement presentation of restricted cash. Under the new guidance, amounts considered restricted cash are presented with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts on the Statements of Cash Flows. The guidance requires a reconciliation of the total cash, cash equivalents and restricted cash from the Statement of Cash Flows to amounts on the Balance Sheets and disclosure of the nature of the restrictions. PPL and PPL Electric have applied this guidance on a retrospective basis for all periods presented. The adoption of this guidance did not have a material impact on the Statements of Cash Flows.

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cash and cash equivalents	$629	$485	$20	$49
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	21	23	—	—
Total Cash, Cash Equivalents and Restricted Cash	$653	$511	$22	$51

(a)
Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2017 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended March 31 are as follows:

	Three Months
	2018	2017
Operating Revenues from external customers
U.K. Regulated	$615	$568
Kentucky Regulated	872	809
Pennsylvania Regulated	639	573
Corporate and Other	—	1
Total	$2,126	$1,951

Net Income
U.K. Regulated (a)	$197	$286
Kentucky Regulated	133	95
Pennsylvania Regulated	148	79
Corporate and Other	(26)	(57)
Total	$452	$403

(a)	Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 14 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	March 31, 2018	December 31, 2017
Assets
U.K. Regulated (a)	$17,444	$16,813
Kentucky Regulated	14,500	14,468
Pennsylvania Regulated	10,356	10,082
Corporate and Other (b)	88	116
Total	$42,388	$41,479

(a)	Includes $12.9 billion and $12.5 billion of net PP&E as of March 31, 2018 and December 31, 2017. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E and the elimination of inter-segment transactions.

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments that are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

4. Revenue from Contracts with Customers

(All Registrants)

The following is a description of the principal activities from which the Registrants and PPL’s segments generate their revenues.

U.K. Regulated Segment Revenue (PPL)

The U.K. Regulated Segment generates revenues from contracts with customers primarily from WPD’s DUoS operations.

DUoS revenues result from WPD charging licensed third-party energy suppliers for their use of WPD’s distribution systems to deliver energy to their customers. WPD satisfies its performance obligation and DUoS revenue is recognized over-time as electricity is delivered. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by a per-unit energy tariff, plus fixed charges. This method of recognition fairly presents WPD's transfer of electric service to the customer as the calculation is based on actual volumes, and the tariff rate is set by WPD using a methodology prescribed by Ofgem. Customers are billed monthly and outstanding amounts are typically due within 14 days of the invoice date.

DUoS customers are “at will” customers of WPD with no term contract and no minimum purchase commitment. Performance obligations are limited to the service requested and received to date. Accordingly, there is no unsatisfied performance obligation associated with WPD’s DUoS contracts.

Pennsylvania Regulated Segment Revenue (PPL and PPL Electric)

The Pennsylvania Regulated Segment generates substantially all of its revenues from contracts with customers from PPL Electric’s tariff-based distribution and transmission of electricity.

Distribution Revenue

PPL Electric provides distribution services to residential, commercial, industrial, municipal and governmental end users of energy. PPL Electric satisfies its performance obligation to its distribution customers and revenue is recognized over-time as electricity is delivered and simultaneously consumed by the customer. The amount of revenue recognized is the volume of electricity delivered during the period multiplied by a per-unit of energy tariff, plus a monthly fixed charge. This method of recognition fairly presents PPL Electric's transfer of electric service to the customer as the calculation is based on actual volumes, and the per-unit of energy tariff rate and the monthly fixed charge are set by the PUC. Customers are typically billed monthly and outstanding amounts are typically due within 21 days of the date of the bill.

Distribution customers are "at will" customers of PPL Electric with no term contract and no minimum purchase commitment. Performance obligations are limited to the service requested and received to date. Accordingly, there is no unsatisfied performance obligation associated with PPL Electric’s retail account contracts.

Transmission Revenue

PPL Electric generates transmission revenues from a FERC-approved PJM Open Access Transmission Tariff. An annual revenue requirement for PPL Electric to provide transmission services is calculated using a formula-based rate. This revenue requirement is converted into a daily rate (dollars per day). PPL Electric satisfies its performance obligation to provide transmission services and revenue is recognized over-time as transmission services are provided and consumed. This method of recognition fairly presents PPL Electric's transfer of transmission services as the daily rate is set by a FERC approved formula-based rate. PJM remits payment on a weekly basis.

PPL Electric's agreement to provide transmission services contains no minimum purchase commitment. The performance obligation is limited to the service requested and received to date. Accordingly, PPL Electric has no unsatisfied performance obligations.

Kentucky Regulated Segment Revenue (PPL, LKE, LG&E and KU)

The Kentucky Regulated Segment generates substantially all of its revenues from contracts with customers primarily from LG&E's and KU's regulated tariff-based sales of electricity and LG&E's regulated tariff-based sales of natural gas.

LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. Revenue from these activities is generated from tariffs approved by applicable regulatory authorities including the FERC, KPSC and VSCC. LG&E and KU satisfy their performance obligations upon LG&E's and KU's delivery of electricity and LG&E's delivery of natural gas to customers. This revenue is recognized over-time as the customer simultaneously receives and consumes the benefits provided by LG&E and KU. The amount of revenue recognized is the billed volume of electricity or natural gas delivered multiplied by a tariff rate per-unit of energy, plus any applicable fixed charges or additional regulatory mechanisms. Customers are billed monthly and outstanding amounts are typically due within 22 days of the date of the bill. Additionally, unbilled revenues are recognized as a result of customers' bills rendered throughout the month, rather than bills being rendered at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh or Mcf delivered but not yet billed by the estimated average cents per kWh or Mcf. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. This method of recognition fairly presents LG&E's and KU's transfer of electricity and LG&E's transfer of natural gas to the customer as the amount recognized is based on actual or estimated volumes delivered and the tariff rate per-unit of energy and any applicable fixed charges or regulatory mechanisms as set by the respective regulatory body.

LG&E's and KU's customers primarily have no minimum purchase commitment. Performance obligations are limited to the service requested and received to date. Accordingly, there is no unsatisfied performance obligation associated with these customers.

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the period ended March 31, 2018.

	Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$2,126	$639	$872	$419	$471
Revenues derived from:
Alternative revenue programs (b)	32	2	30	14	16
Other (c)	(16)	(4)	(5)	(1)	(4)
Revenues from Contracts with Customers	$2,142	$637	$897	$432	$483

(a)
PPL includes $615 million of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

(b)
Alternative revenue programs for PPL Electric include the over/under-collection of its transmission formula rate. Alternative revenue programs for LKE, LG&E and KU include the over/under collection for the ECR and DSM programs as well as LG&E's over/under collection of its GLT program and KU's over/under collection of its generation formula rate. Over-collections of revenue are shown as positive amounts in the table above; under-collections are shown as negative amounts.

(c)	Represents additional revenues outside the scope of revenues from contracts with customers such as leases and other miscellaneous revenues.

As discussed in Note 3, PPL's segments are segmented by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the table above. For PPL Electric, revenues from contracts with customers are further disaggregated by distribution and transmission, which were $532 million and $105 million for the three months ended March 31, 2018.

The following table shows revenues from contracts with customers disaggregated by customer class for the period ended March 31, 2018.

	Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$584	$—	$—	$—	$—
Residential	804	408	396	197	199
Commercial	325	98	227	124	103
Industrial	155	13	142	44	98
Other (b)	105	13	68	31	37
Wholesale - municipal	30	—	30	—	30
Wholesale - other (c)	34	—	34	36	16
Transmission	105	105	—	—	—
Revenues from Contracts with Customers	$2,142	$637	$897	$432	$483

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting and other public authorities.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Contract receivables from customers are primarily included in "Account receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable balances that were impaired for the period ended March 31, 2018.

Three Months
PPL	$10
PPL Electric	7
LKE	2
LG&E	1
KU	1

The following table shows the balances and certain activity of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities as of December 31, 2017	$29	$19	$8	$4	$4
Contract liabilities as of March 31, 2018	20	11	7	3	4
Revenue recognized during the period that was included in the opening contract liability balance	17	8	8	4	4

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are recognized as revenue ratably over the billing period. Payments received in excess of revenues earned to date are recognized as revenue as electricity is delivered in subsequent periods.

5. Earnings Per Share

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended March 31 used in the EPS calculation are:

	Three Months
	2018	2017
Income (Numerator)
Net income	$452	$403
Less amounts allocated to participating securities	1	1
Net income available to PPL common shareowners - Basic and Diluted	$451	$402

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	694,514	680,882
Add incremental non-participating securities:
Share-based payment awards	808	2,202
Weighted-average shares - Diluted EPS	695,322	683,084

	Three Months
	2018	2017
Basic EPS
Net Income available to PPL common shareowners	$0.65	$0.59

Diluted EPS
Net Income available to PPL common shareowners	$0.65	$0.59

For the periods ended March 31, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months
	2018	2017
Stock-based compensation plans (a)	476	887
DRIP	485	445

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock units and conversion of stock units granted to directors.

See Note 8 for additional information on common stock issued under the ATM Program.

For the periods ended March 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months
	2018	2017
Stock options	230	696
Restricted stock units	20	—

6. Income Taxes

Reconciliations of income taxes for the periods ended March 31 are as follows.

(PPL)
	Three Months
	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$119	$186
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	13
Valuation allowance adjustments	7	5
Impact of lower U.K. income tax rates relative to U.S. income tax rates (a)	(7)	(48)
U.S. income tax on foreign earnings - net of foreign tax credit (a) (b)	1	(9)
Impact of the U.K. Finance Acts	(1)	(3)
Depreciation and other items not normalized (a)	(12)	(3)
Interest benefit on U.K. financing entities	(5)	(4)
Stock-based compensation	1	(3)
Other	(1)	(5)
Total increase (decrease)	(2)	(57)
Total income taxes	$117	$129

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
Lower income taxes in 2017 primarily due to the tax benefit of accelerated pension contributions made in the first quarter of 2017. The related tax benefit was recognized over the annual period as a result of utilizing an estimated annual effective tax rate.

(PPL Electric)
	Three Months
	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$41	$44
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	15	8
Depreciation and other items not normalized (a)	(7)	(2)
Stock-based compensation	—	(2)
Total increase (decrease)	8	4
Total income taxes	$49	$48

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(LKE)
	Three Months
	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$38	$58
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	6
Amortization of excess deferred income taxes (a)	(5)	—
Other	(2)	(1)
Total increase (decrease)	1	5
Total income taxes	$39	$63

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(LG&E)
	Three Months
	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$20	$30
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3
Amortization of excess deferred income taxes (a)	(2)	—
Other	(1)	—
Total increase (decrease)	1	3
Total income taxes	$21	$33

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(KU)
	Three Months
	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$23	$36
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	5	4
Amortization of excess deferred income taxes (a)	(3)	—
Other	(1)	(1)
Total increase (decrease)	1	3
Total income taxes	$24	$39

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Kentucky Tax Reform

(All Registrants)

On April 14, 2018, the Kentucky House of Representatives and Kentucky Senate passed House Bill 487 (HB 487). HB 487 provides for significant changes to the Kentucky tax code including (1) adopting mandatory combined reporting for corporate members of unitary business groups for taxable years beginning on or after January 1, 2019 (members of a unitary business group may make an eight-year binding election to file consolidated corporate income tax returns with all members of their federal affiliated group) and (2) a reduction in the Kentucky corporate income tax rate from 6% to 5% for taxable years beginning after December 31, 2017. HB 487 became law on April 27, 2018. LKE continues to evaluate the impacts of Kentucky tax reform, but expects to incur a deferred tax charge of approximately $9 million in the second quarter of 2018 associated with the remeasurement of accumulated deferred income tax balances.

As indicated in Note 1 in the Registrants' 2017 Form 10-K, LG&E’s and KU’s accounting for income taxes is impacted by rate regulation. Therefore, reductions in accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers over a period of time. LG&E and KU currently estimate the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, to be an increase in regulatory liabilities of $16 million and $19 million. LG&E and KU continue to evaluate other impacts of Kentucky tax reform along with the associated regulatory considerations. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current Regulatory Assets:
Environmental cost recovery	$—	$5	$—	$—
Generation formula rate	2	6	—	—
Smart meter rider	15	15	15	15
Plant outage costs	6	3	—	—
Other	5	5	1	1
Total current regulatory assets (a)	$28	$34	$16	$16

Noncurrent Regulatory Assets:
Defined benefit plans	$866	$880	$496	$504
Taxes recoverable through future rates	3	3	3	3
Storm costs (b)	47	33	17	—
Unamortized loss on debt	51	54	27	29
Interest rate swaps	22	26	—	—
Terminated interest rate swaps	91	92	—	—
Accumulated cost of removal of utility plant	176	173	176	173
AROs	247	234	—	—
Act 129 compliance rider	7	—	7	—
Other	9	9	—	—
Total noncurrent regulatory assets	$1,519	$1,504	$726	$709

	PPL		PPL Electric
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current Regulatory Liabilities:
Generation supply charge	$33	$34	$33	$34
Transmission service charge	16	9	16	9
Environmental cost recovery	18	1	—	—
Universal service rider	24	26	24	26
Transmission formula rate	10	9	10	9
Fuel adjustment clause	2	3	—	—
TCJA bill credit (c)	34	—	—	—
Storm damage expense rider	12	8	12	8
Other	9	5	—	—
Total current regulatory liabilities	$158	$95	$95	$86

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$677	$677	$—	$—
Power purchase agreement - OVEC (d)	66	68	—	—
Net deferred taxes (e)	1,839	1,853	660	668
Defined benefit plans	28	27	—	—
Terminated interest rate swaps	74	74	—	—
Other	5	5	2	—
Total noncurrent regulatory liabilities	$2,689	$2,704	$662	$668

	LKE		LG&E		KU
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current Regulatory Assets:
Environmental cost recovery	$—	$5	$—	$5	$—	$—
Generation formula rate	2	6	—	—	2	6
Plant outage costs	6	3	6	3	—	—
Other	4	4	4	4	—	—
Total current regulatory assets	$12	$18	$10	$12	$2	$6

Noncurrent Regulatory Assets:
Defined benefit plans	$370	$376	$230	$234	$140	$142
Storm costs	30	33	16	18	14	15
Unamortized loss on debt	24	25	15	16	9	9
Interest rate swaps	22	26	22	26	—	—
Terminated interest rate swaps	91	92	53	54	38	38
AROs	247	234	67	61	180	173
Other	9	9	3	2	6	7
Total noncurrent regulatory assets	$793	$795	$406	$411	$387	$384

	LKE		LG&E		KU
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Current Regulatory Liabilities:
Environmental cost recovery	$18	$1	$7	$—	$11	$1
Fuel adjustment clause	2	3	—	—	2	3
Gas line tracker	2	3	2	3	—	—
TCJA bill credit (c)	34	—	16	—	18	—
Other	7	2	4	—	3	2
Total current regulatory liabilities	$63	$9	$29	$3	$34	$6

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$677	$677	$280	$282	$397	395
Power purchase agreement - OVEC (d)	66	68	46	47	20	21
Net deferred taxes (e)	1,179	1,185	549	552	630	633
Defined benefit plans	28	27	—	—	28	27
Terminated interest rate swaps	74	74	37	37	37	37
Other	3	5	—	1	3	4
Total noncurrent regulatory liabilities	$2,027	$2,036	$912	$919	$1,115	$1,117

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)	Storm costs incurred in PPL Electric's territory from a March 2018 storm will be amortized from 2019 through 2021.

(c)	Relates to estimated amounts owed to customers as a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, effective January 1, 2018, not yet reflected in customer rates.

(d)	This liability was recorded as an offset to an intangible asset that was recorded at fair value upon the acquisition of LKE by PPL.

(e)
Primarily relates to excess deferred taxes recorded as a result of the TCJA, which reduced the U.S. federal corporate income tax rate effective January 1, 2018, requiring deferred tax balances and the associated regulatory liabilities to be remeasured as of December 31, 2017.

Regulatory Matters

Kentucky Activities

(PPL, LKE, LG&E and KU)

CPCN Filing

On January 10, 2018, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to implement Advanced Metering Systems across their Kentucky service territories, including gas operations for LG&E. The full deployment is expected to be completed in 2021 with estimated capital costs of $155 million and $104 million for KU and LG&E electric service and $62 million for LG&E gas service. The full Advanced Metering Systems deployment is expected to result in incremental operation and maintenance costs during the deployment phase of $17 million and $11 million for KU and LG&E electric service and $3 million for LG&E gas service.

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

On January 29, 2018, LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General reached a settlement agreement to commence returning savings related to the TCJA to their customers. The savings will be distributed through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues ($70 million through the new bill credit and $21 million through existing rate mechanisms), $69 million in LG&E electricity revenues ($49 million through the new bill credit and $20 million through existing rate mechanisms) and $17 million in LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. Ongoing tax savings are expected to also be addressed in LG&E's and KU's next Kentucky base rate case. LG&E and KU have indicated their intent to file an application for base rate changes during 2018 to be effective during spring 2019.

On March 20, 2018, the KPSC issued an order approving, with certain modifications, the settlement agreement reached between LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General. The KPSC estimates that, pursuant to its modifications, electricity revenues would incorporate reductions of approximately $108 million for KU ($87 million through the new bill credit and $21 million through existing rate mechanisms) and $79 million for LG&E ($59 million through the new bill credit and $20 million through existing rate mechanisms). This represents $27 million ($17 million at KU and $10 million at LG&E) in additional reductions from the amounts proposed by the settlement. The KPSC's modifications to the settlement include certain changes in assumptions or inputs used in assessing tax reform or calculating LG&E's and KU's electricity rates. LG&E gas rate reductions were not modified significantly from the amount included in the settlement agreement.

On March 26, 2018, LG&E and KU filed a petition for reconsideration and request for hearing with the KPSC, taking exception to the KPSC's modifications and the process, and also requested certain relief from implementing the amounts represented by the additional reductions until the matter is fully resolved. On March 28, 2018, the Office of the Attorney General filed a response to the petition and gave notice of its withdrawal from the settlement agreement.

On March 28, 2018, the KPSC issued an Order granting LG&E's and KU's request for reconsideration and amending its March 20, 2018 Order by suspending the approved rates, allowing LG&E and KU, on an interim basis, to return savings related to the TCJA at the rates agreed to in the January 29, 2018 settlement. On March 30, 2018, following receipt of the Attorney General's response, the KPSC issued an Order amending its March 28, 2018 Order to allow the parties to raise any relevant issue related to the TCJA. A hearing on this matter is scheduled for May 24, 2018.

LG&E and KU cannot predict the outcome of these proceedings.

Additionally, on January 8, 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate. On March 22, 2018, KU reached a settlement agreement regarding its ongoing rate case in Virginia. New rates, inclusive of TCJA impacts, will be effective June 1, 2018. The settlement also stipulates that actual tax savings for the five month period prior to new rates taking effect will be addressed through KU's annual information filing for calendar year 2018. The settlement agreement is subject to review and approval by the VSCC. On April 16, 2018, the hearing examiner issued a report recommending that the VSCC approve the settlement agreement. The TCJA and rate case are not expected to have a significant impact on KU's financial condition or results of operations related to Virginia.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA on FERC-jurisdictional rates. LG&E and KU have not made any submission in response to the Notice of Inquiry, but do not anticipate the impact of the TCJA related to their FERC-jurisdictional rates to be significant.

Gas Franchise (LKE and LG&E)

LG&E’s gas franchise agreement for the Louisville/Jefferson County service area expired in March 2016. In August 2016, LG&E and Louisville/Jefferson County entered into a revised franchise agreement with a 5-year term (with renewal options). The franchise fee may be modified at Louisville/Jefferson County's election upon 60 days' notice. However, any franchise fee is capped at 3% of gross receipts for natural gas service within the franchise area. The agreement further provides that if the KPSC determines that the franchise fee should be recovered from LG&E's Louisville/Jefferson county customers in the franchise areas as a separate line item on their bill, the franchise fee will revert to zero. In August 2016, LG&E filed an application requesting the KPSC to review and rule upon the recoverability of the franchise fee.

On March 14, 2018, the KPSC issued an order authorizing the franchise fee to be recovered only from LG&E's Louisville/Jefferson County customers in the franchise area. As a result, the franchise fee will continue to be zero in accordance with the terms of the August 2016, 5-year gas franchise agreement.

(PPL and PPL Electric)

Pennsylvania Activities

TCJA Impact on PPL Electric Rates

The PUC issued a Secretarial Letter on February 12, 2018 regarding the TCJA, requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order which will remain in effect for up to six months and may be extended for an additional six months. The PUC anticipates that the process to determine the manner in which rates will be adjusted in response to the TCJA will require further review and analysis of the responses to data requests, financial information and public comments submitted in response to the Secretarial Letter. For the period ended March 31, 2018, PPL Electric has not recorded an accrual with respect to any potential rate adjustment due to the adoption of the TCJA, as PPL Electric believes it is not probable that a loss has been incurred. Under applicable law, it is reasonably possible that the PUC could seek to adjust rates as of March 15, 2018, the date of the Temporary Rates Order. In that case, PPL Electric's estimated maximum loss exposure would be the excess amounts collected in customer rates related to applicable federal income taxes since the date of the Temporary Rates Order, which amount is immaterial as of March 31, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. In a news release issued the same day, the FERC acknowledged that many transmission rates automatically adjust with changes in the tax rates and the adjustments for much of the industry are already taking place. PPL Electric has not made any submission in response to the Notice of Inquiry. On March 16, 2018, PPL Electric filed a waiver pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the Federal Energy Regulatory Commission with the FERC to request the incorporation of the changes to the federal income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA reduction in the federal income tax rate to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, which was inclusive of the federal income tax rate as set by the TCJA, on April 27, 2018.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three months ended March 31, 2018 and 2017, PPL Electric purchased $376 million and $356 million of accounts receivable from alternate suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and act as a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under LG&E's term loan agreement, which are reflected in "Long-term debt" on the Balance Sheets. The following credit facilities were in place at:

	March 31, 2018					December 31, 2017
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2022	£210	£145	£—	£67	£148	£—
Term Loan Facility (b)	Dec. 2018	130	130	—	—	—	—
WPD (South West)
Syndicated Credit Facility	July 2021	245	—	—	245	—	—
WPD (East Midlands)
Syndicated Credit Facility (c)	July 2021	300	157	—	143	180	—
WPD (West Midlands)
Syndicated Credit Facility (d)	July 2021	300	65	—	235	120	—
Uncommitted Credit Facilities		130	—	4	126	—	4
Total U.K. Credit Facilities (e)		£1,315	£497	£4	£816	£448	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2023	$950	$—	$345	$605	$—	$230
Syndicated Credit Facility	Nov. 2018	300	—	—	300	—	—
Bilateral Credit Facility	Mar. 2019	100	—	24	76	—	18
Total PPL Capital Funding Credit Facilities		$1,350	$—	$369	$981	$—	$248

PPL Electric
Syndicated Credit Facility	Jan. 2023	$650	$—	$214	$436	$—	$1

LKE
Syndicated Credit Facility	Oct. 2018	$75	$—	$—	$75	$—	$—

LG&E
Syndicated Credit Facility	Jan. 2023	$500	$—	$137	$363	$—	$199
Term Loan Credit Facility	Oct. 2019	200	200	—	—	100	—
Total LG&E Credit Facilities		$700	$200	$137	$363	$100	$199

KU
Syndicated Credit Facility	Jan. 2023	$400	$—	$78	$322	$—	$45
Letter of Credit Facility	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$276	$322	$—	$243

(a)
The amounts borrowed at March 31, 2018 and December 31, 2017 were USD-denominated borrowings of $200 million for both periods, which bore interest at 2.47% and 2.17%. The unused capacity reflects the amount borrowed in GBP of £143 million as of the date borrowed.

(b)	The amount borrowed at March 31, 2018 was a GBP-denominated borrowing which equated to $179 million and bore interest at 1.77%.

(c)	The amounts borrowed at March 31, 2018 and December 31, 2017 were GBP-denominated borrowings which equated to $216 million and $244 million and bore interest at 0.90% and 0.89%.

(d)	The amounts borrowed at March 31, 2018 and December 31, 2017 were GBP-denominated borrowings which equated to $89 million and $162 million and bore interest at 0.90% and 0.89%.

(e)	At March 31, 2018, the unused capacity under the U.K. credit facilities was $1.1 billion.

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

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	March 31, 2018				December 31, 2017
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.44%	$1,000	$345	$655	1.64%	$230
PPL Electric	2.42%	650	213	437		—
LG&E	2.23%	350	137	213	1.83%	199
KU	2.35%	350	78	272	1.97%	45
Total		$2,350	$773	$1,577		$474

(PPL Electric, LKE, and LG&E)

See Note 11 for discussion of intercompany borrowings.

Long-term Debt

(PPL)

In March 2018, WPD (South Wales) issued £30 million of 0.01% Index-linked Senior Notes due 2036. WPD (South Wales) received proceeds of £31 million, which equated to $44 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indenture. The proceeds were used for general corporate purposes.

(PPL, LKE and LG&E)

In March 2018, the County of Trimble, Kentucky remarketed $28 million of Pollution Control Revenue Bonds, 2001 Series A (Louisville Gas and Electric Company Project) due 2026 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 2.30% through their mandatory purchase date of September 1, 2021.

In May 2018, the County of Trimble, Kentucky remarketed $35 million of Pollution Control Revenue Bonds, 2001 Series B (Louisville Gas and Electric Company Project) due 2027 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 2.55% through their mandatory purchase date of May 3, 2021.

In May 2018, the County of Jefferson, Kentucky remarketed $35 million of Pollution Control Revenue Bonds, 2001 Series B (Louisville Gas and Electric Company Project) due 2027 previously issued on behalf of LG&E. The bonds were remarketed at a long-term rate and will bear interest at 2.55% through their mandatory purchase date of May 3, 2021.

(LKE)

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028. The proceeds were used to repay its outstanding notes payable with a PPL Energy Funding subsidiary. See Note 11 for more information related to intercompany borrowings.

(PPL)

ATM Program

In February 2018, PPL entered into a distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares sold with respect to the equity distribution agreement. PPL issued 3.0 million shares of common stock and received gross proceeds of $85 million for the three months ended March 31, 2018.

Distributions

In February 2018, PPL declared a quarterly common stock dividend, payable April 2, 2018, of 41.0 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE and its subsidiaries, and LG&E for the periods ended March 31:

	Pension Benefits
	Three Months
	U.S.		U.K.
	2018	2017	2018	2017
PPL
Service cost	$16	$17	$21	$19
Interest cost	39	42	47	43
Expected return on plan assets	(62)	(57)	(150)	(125)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss	22	20	39	35
Net periodic defined benefit costs (credits) before settlements and special termination benefits	17	24	(43)	(28)
Special termination benefits (a)	—	2	—	—
Net periodic defined benefit costs (credits)	$17	$26	$(43)	$(28)

(a)
Enhanced pension benefits offered to certain PPL Electric bargaining unit employees under a one-time voluntary retirement window offered as part of the new five year IBEW contract ratified in March 2017.

	Pension Benefits
	Three Months
	2018	2017
LKE
Service cost	$7	$7
Interest cost	16	16
Expected return on plan assets	(26)	(22)
Amortization of:
Prior service cost	2	2
Actuarial loss (a)	10	11
Net periodic defined benefit costs	$9	$14

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $4 million and $5 million for the three months ended March 31, 2018 and 2017. This difference is recorded as a regulatory asset.

	Pension Benefits
	Three Months
	2018	2017
LG&E
Interest cost	$3	$3
Expected return on plan assets	(5)	(5)
Amortization of:
Prior service cost	1	1
Actuarial loss (a)	2	3
Net periodic defined benefit costs	$1	$2

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million for the three months ended March 31, 2018 and 2017. This difference is recorded as a regulatory asset.

	Other Postretirement Benefits
	Three Months
	2018	2017
PPL
Service cost	$1	$2
Interest cost	3	6
Expected return on plan assets	(4)	(6)
Amortization of prior service cost	(1)	—
Net periodic defined benefit costs (credits)	$(1)	$2

LKE
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(2)	(1)
Net periodic defined benefit costs	$1	$2

(PPL Electric, LG&E and KU)

In addition to the specific plan it sponsors, LG&E is allocated costs of defined benefit plans sponsored by LKE. PPL Electric and KU do not directly sponsor any defined benefit plans. PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services and KU is allocated costs of defined benefit plans sponsored by LKE. LG&E and KU are also allocated costs of defined benefit plans from LKS for defined benefit plans sponsored by LKE. See Note 11 for additional information on costs allocated to LG&E and KU from LKS. These allocations are based on participation in those plans, which management believes are reasonable. For the periods ended March 31, PPL Services allocated the following net periodic defined benefit costs to PPL Electric, and LKE allocated the following net periodic defined benefit costs to LG&E and KU:

	Three Months
	2018	2017
PPL Electric	$4	$8
LG&E	2	3
KU	1	4

(All Registrants)

The non-service cost components of net periodic defined benefit costs (credits) (interest cost, expected return on plan assets, amortization of prior service cost and amortization of actuarial loss) are presented in "Other Income (Expense) - net" on the Statements of Income. See Note 12 for details.

10. Commitments and Contingencies

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Cane Run Environmental Claims (PPL, LKE and LG&E)

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the Cane Run plant, which had three coal-fired units retired in 2015. In their individual capacities, these plaintiffs sought compensation for alleged adverse health effects. In July 2014, the court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In November 2016, the plaintiffs filed an amended complaint removing the personal injury claims and removing certain previously named plaintiffs. In February 2017, the District Court issued an order dismissing PPL as a defendant and dismissing the final federal claim against LG&E. On April 13, 2017, the federal District Court issued an order declining to exercise supplemental jurisdiction on the state law claims and dismissed the case in its entirety. On June 16, 2017, the plaintiffs filed a class action complaint in Jefferson Circuit Court, Kentucky, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. Proceedings are currently underway regarding potential class certification, for which a decision may occur in late 2018 or in 2019. PPL, LKE and LG&E cannot predict the outcome of this matter and an estimate or range of possible losses cannot be determined.

E.W. Brown Environmental Claims (PPL, LKE and KU)

On July 12, 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant’s water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs’ suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. On December 28, 2017 the U.S. District Court for the Eastern District of Kentucky issued an order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. On January 26, 2018, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit. KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan, and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

Regulatory Issues (All Registrants)

See Note 7 for information on regulatory matters related to utility rate regulation.

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

In the course of implementing their programs to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time. The Registrants cannot predict the outcome of these matters, and an estimate or range of possible losses cannot be determined.

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

Ozone

The EPA issued the current ozone standard in October 2015. The states and the EPA are required to determine (based on ambient air monitoring data) those areas that meet the standard and those that are in non-attainment. The EPA was scheduled to designate areas as being in attainment or nonattainment of the current ozone standard by no later than October 2017 which was to be followed by further regulatory proceedings identifying compliance measures and deadlines. However, the current implementation and compliance schedule is uncertain because the EPA failed to make nonattainment designations by the applicable deadline. In addition, some industry groups have requested the EPA to defer implementation of the 2015 ozone standard, but the EPA has not yet acted on this request. Although implementation of the 2015 ozone standard could potentially require the addition of SCRs at some LG&E and KU generating units, PPL, LKE, LG&E and KU are currently unable to determine what the compliance measures and deadlines may ultimately be with respect to the new standard.

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, are evaluating the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. Although PPL, LKE, LG&E and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross State Air Pollution Rule.

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

The EPA's Rules under Section 111 of the Clean Air Act, including the EPA's Clean Power Plan

There continues to be uncertainty about the EPA's regulation of existing coal-fired power plants. In 2015 the EPA had finalized rules imposing GHG emission standards for both new and existing power plants and had proposed a federal implementation plan that would apply to any states that failed to submit an acceptable state implementation plan to reduce GHG emissions on a state-by-state basis (the 2015 EPA Rules).

Following legal challenges to the 2015 EPA Rules, a stay of those rules by the U.S. Supreme Court and the March 2017 Executive Order requiring the EPA to review the 2015 EPA Rules, in October 2017, the EPA proposed to rescind the 2015 EPA Rules and, in December 2017, released an advanced notice of proposed rulemaking for a replacement (Replacement Rules) which contemplates GHG reductions based on "inside the fence" measures implemented at individual plants. The contemplated approach in the Replacement Rules is a more limited approach than that taken in the 2015 EPA Rules which had included assumed increased levels of fuel switching and renewable energy in determining the level of emission reduction required by each state. At present, the 2015 EPA Rules remain stayed and the Replacement Rules have not yet been published.

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

Water/Waste

(PPL, LKE, LG&E and KU)

CCRs

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. On March 1, 2018, the EPA proposed amendments to the CCR rule primarily relating to impoundment closure and remediation requirements. PPL, LKE, LG&E and KU are unable to predict the outcome of the proposed rulemaking or potential impacts on current LG&E and KU compliance plans, revisions to the current rule could potentially result in additional costs.

In January 2017, Kentucky issued a new state rule relating to CCR matters, effective May 2017, aimed at reflecting the requirements of the federal CCR rule. In May 2017, a resident adjacent to LG&E's and KU's Trimble County plant filed a lawsuit in Franklin County, Kentucky Circuit Court against the Kentucky Energy and Environmental Cabinet and LG&E seeking to invalidate the new rule. On January 31, 2018, the state court issued an opinion invalidating certain procedural elements of the new rule but finding the substantive requirements of the new rule to be consistent with those of the federal CCR rule. This ruling was not appealed by any party to the litigation and is now final. Accordingly, LG&E and KU presently operate their facilities under continuing permits authorized via the former program and do not currently anticipate material impacts as a result of the judicial ruling. Separately, in December 2016, federal legislation was enacted that authorized the EPA to approve equally protective state programs that would operate in lieu of the CCR rule. The Kentucky Energy and Environmental Cabinet has indicated it may propose rules under such authority in the future.

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. On January 26, 2018, KU filed an application requesting a CPCN and approval of amendments to the second phase of its compliance plan for the landfill at the E.W. Brown station. A hearing related to this matter is set for June 21, 2018. KU is unable to predict the outcome of this matter but does not anticipate that it will have a material effect on its financial condition or results of operations.

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 16 below and Note 19 in the Registrants' 2017 Form 10-K for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

On February 20, 2018, the EPA issued a notice requesting comment on the scope of discharges subject to regulation under the Clean Water Act. Specifically, the EPA seeks comments on whether Clean Water Act jurisdiction should cover discharges to groundwater that reach surface water via a direct hydrologic connection. Extending Clean Water Act jurisdiction to such discharges could potentially subject certain releases from CCR impoundments to additional permitting and remediation requirements. PPL, LKE, LG&E and KU are unable to predict the future regulatory developments or potential impacts on current LG&E and KU compliance plans.

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

Seepages and Groundwater Infiltration

Seepages or groundwater infiltration have been detected at active and retired wastewater basins and landfills at various LG&E and KU plants. LG&E and KU have completed, or are completing, assessments of seepages or groundwater infiltration at various facilities and have completed, or are working with agencies to implement, further testing, monitoring or abatement measures, where applicable. Depending on the circumstances in each case, certain costs, which may be subject to rate recovery, could be significant. LG&E and KU cannot currently estimate a possible loss or range of possible losses related to this matter.

(All Registrants)

Other Issues

In June 2016, the "Frank Lautenberg Chemical Safety Act" took effect as an amendment to the Toxic Substance Control Act (TSCA). The Act made no changes to the pre-existing TSCA rules as it pertains to polychlorinated biphenyls (PCB). The EPA continues to reassess its PCB regulations as part of the 2010 Advanced Notice of Proposed Rulemaking (ANPRM). The EPA's ANPRM rulemaking is to occur in two phases. Only the second part of the rule is applicable to PPL operations. This part of the rule relates to the use of PCBs in electrical equipment and natural gas pipelines, as well as continued use of PCB-contaminated porous surfaces. Although the first rulemaking will not directly affect the Registrants' operations, it may indicate certain approaches or principles to occur in the later rulemaking which may affect Registrants' facilities in the United States, including phase-out of some or all equipment containing PCBs. Should such a phase-out be required, the costs, which are subject to rate recovery, could be significant. Currently the EPA is planning a review of part two later in 2018.

Superfund and Other Remediation

PPL Electric is potentially responsible for a share of the costs at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant site and the Brodhead site. Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been, and are not expected to be, significant to PPL Electric.

PPL Electric, LG&E and KU are investigating, responding to agency inquiries, implementing various preventative measures, remediating, or have completed the remediation of, several sites that were not addressed under a regulatory program such as Superfund, but for which PPL Electric, LG&E and KU may be liable for remediation. These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU. To date, the costs of these sites have not been significant.

There are additional sites, formerly owned or operated by PPL Electric, LG&E and KU predecessors or affiliates. PPL Electric, LG&E and KU lack sufficient information about such additional sites to estimate any potential liability they may have or a range of reasonably possible losses, if any, related to these matters.

As of March 31, 2018 and December 31, 2017, PPL Electric had a recorded liability of $11 million and $10 million representing its best estimate of the probable loss incurred to remediate the sites noted above. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

From time to time, PPL's subsidiaries in the United States undertake testing, monitoring or remedial action in response to notices of violations, spills or other releases at various on-site and off-site locations, negotiate with the EPA and state and local agencies regarding actions necessary to comply with applicable requirements, negotiate with property owners and other third parties alleging impacts from PPL's operations and undertake similar actions necessary to resolve environmental matters that arise in the course of normal operations. Based on analyses to date, resolution of these environmental matters is not expected to have a significant adverse impact on the operations of PPL Electric, LG&E and KU.

Future cleanup or remediation work at sites under review, or at sites not yet identified, may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be available to cover certain of the costs or other obligations related to these matters but the amount of insurance coverage or reimbursement cannot be estimated or assured.

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

(All Registrants)

The table below details guarantees provided as of March 31, 2018. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities." The total recorded liability at March 31, 2018 was $7 million for PPL and not significant for LKE. The total recorded liability at December 31, 2017 was $17 million for PPL and $11 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at March 31, 2018		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$11	(b)	2020
WPD guarantee of pension and other obligations of unconsolidated entities	99	(c)

PPL Electric
Guarantee of inventory value	17	(d)	2020

LKE
Indemnification of lease termination and other divestitures	201	(e)	2021

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At March 31, 2018, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

(d)
A third party logistics firm provides inventory procurement and fulfillment services. The logistics firm has title to the inventory, however, upon termination of the contracts, PPL Electric has guaranteed to purchase any remaining inventory that has not been used or sold.

(e)
LKE provides certain indemnifications covering the due and punctual payment, performance and discharge by each party of its respective obligations. The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under a 2009 Transaction Termination Agreement. This guarantee has a term of 12 years ending July 2021, and a maximum exposure of $200 million, exclusive of certain items such as government fines and penalties that may exceed the maximum. Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates. The indemnifications vary by entity and the maximum exposures range from being capped at the sale price to no specified maximum. LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party. LKE cannot predict the ultimate outcomes of the various indemnification scenarios, but does not expect such outcomes to result in significant losses.

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $117 million at March 31, 2018, consisting of LG&E's share of $81 million and KU's share of $36 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2017 Form 10-K for additional information on the OVEC power purchase contract. In connection with recent credit market related developments at OVEC or certain of its sponsors, such parties, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs. The ultimate outcome of these matters, including any potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract cannot be predicted.

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

11. Related Party Transactions

Support Costs (PPL Electric, LKE, LG&E and KU)

PPL Services, PPL EU Services and LKS provide PPL, PPL Electric, LKE, their respective subsidiaries, including LG&E and KU, and each other with administrative, management and support services. For all service companies, the costs of these services are charged to the respective recipients as direct support costs. General costs that cannot be directly attributed to a specific entity are allocated and charged to the respective recipients as indirect support costs. PPL Services and PPL EU Services use a three-factor methodology that includes the applicable recipients' invested capital, operation and maintenance expenses and number of employees to allocate indirect costs. PPL Services may also use a ratio of overall direct and indirect costs or a weighted average cost ratio. LKS bases its indirect allocations on the subsidiaries' number of employees, total assets, revenues, number of customers and/or other statistical information. PPL Services, PPL EU Services and LKS charged the following amounts for the periods ended March 31, including amounts applied to accounts that are further distributed between capital and expense on the books of the recipients, based on methods that are believed to be reasonable.

	Three Months
	2018	2017
PPL Electric from PPL Services	$16	$51
LKE from PPL Services	7	6
PPL Electric from PPL EU Services	35	18
LG&E from LKS	38	44
KU from LKS	42	44

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

Intercompany Borrowings
(PPL Electric)

PPL Energy Funding maintains a $400 million revolving line of credit with a PPL Electric subsidiary. No balance was outstanding at March 31, 2018 and December 31, 2017. The interest rates on borrowings are equal to one-month LIBOR plus a spread.

(LKE)

LKE maintains a revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. In February 2018, the revolving line of credit was increased by $25 million and the limit as of March 31, 2018 was $300 million. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At March 31, 2018 and December 31, 2017, $237 million and $225 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowing at March 31, 2018 and December 31, 2017 were 3.17% and 2.87%.

LKE maintains a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At March 31, 2018 and December 31, 2017, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was $4 million for the three months ending March 31, 2018 and 2017.

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028 with interest due in May and November. The proceeds were used to repay its outstanding notes payable with a PPL Energy Funding subsidiary.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the three months ended March 31, were:

	PPL
	2018	2017
Other Income
Defined benefit plans - non-service credits (Note 9)	$68	$38
AFUDC - equity component	5	2
Miscellaneous	1	9
Total Other Income	74	49
Other Expense
Economic foreign currency exchange contracts (Note 14)	112	43
Charitable contributions	4	4
Miscellaneous	1	11
Total Other Expense	117	58
Other Income (Expense) - net	$(43)	$(9)

(PPL Electric)

The details of "Other Income (Expense) - net" for the three months ended March 31, were:

	PPL Electric
	2018	2017
Other Income
AFUDC - equity component	$5	$2
Defined benefit plans - non-service credits (Note 9)	2	—
Total Other Income	7	2
Other Expense
Charitable contributions	1	1
Defined benefit plans - non-service costs (Note 9)	—	1
Total Other Expense	1	2
Other Income (Expense) - net	$6	$—

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three months ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2017 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$629	$629	$—	$—	$485	$485	$—	$—
Restricted cash and cash equivalents (a)	24	24	—	—	26	26	—	—
Price risk management assets (b):
Foreign currency contracts	97	—	97	—	163	—	163	—
Cross-currency swaps	79	—	79	—	101	—	101	—
Total price risk management assets	176	—	176	—	264	—	264	—
Total assets	$829	$653	$176	$—	$775	$511	$264	$—

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$22	$—	$22	$—	$26	$—	$26	$—
Foreign currency contracts	167	—	167	—	148	—	148	—
Total price risk management liabilities	$189	$—	$189	$—	$174	$—	$174	$—

PPL Electric
Assets
Cash and cash equivalents	$20	$20	$—	$—	$49	$49	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$22	$22	$—	$—	$51	$51	$—	$—

LKE
Assets
Cash and cash equivalents	$27	$27	$—	$—	$30	$30	$—	$—
Total assets	$27	$27	$—	$—	$30	$30	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$22	$—	$22	$—	$26	$—	$26	$—
Total price risk management liabilities	$22	$—	$22	$—	$26	$—	$26	$—

LG&E
Assets
Cash and cash equivalents	$14	$14	$—	$—	$15	$15	$—	$—
Total assets	$14	$14	$—	$—	$15	$15	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$22	$—	$22	$—	$26	$—	$26	$—
Total price risk management liabilities	$22	$—	$22	$—	$26	$—	$26	$—

	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$11	$11	$—	$—	$15	$15	$—	$—
Total assets	$11	$11	$—	$—	$15	$15	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	March 31, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$20,464	$23,577	$20,195	$23,783
PPL Electric	3,298	3,632	3,298	3,769
LKE	5,259	5,654	5,159	5,670
LG&E	1,808	1,925	1,709	1,865
KU	2,329	2,546	2,328	2,605

(a)	Amounts are net of debt issuance costs.

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2017 Form 10-K for additional information on revenue recognition under RIIO-ED1.

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

PPL had a $16 million obligation to return cash collateral under master netting arrangements at March 31, 2018 and a $20 million obligation to return cash collateral under master netting arrangements at December 31, 2017.

PPL had a $5 million obligation to post cash collateral under master netting arrangements at March 31, 2018 and no cash collateral posted under master netting arrangements at December 31, 2017.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at March 31, 2018 and December 31, 2017.

LKE, LG&E and KU had no cash collateral posted under master netting arrangements at March 31, 2018 and December 31, 2017.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL held no such contracts at March 31, 2018.

For the three months ended March 31, 2018 and 2017, PPL had no hedge ineffectiveness associated with interest rate derivatives.

At March 31, 2018, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three months ended March 31, 2018 and 2017, PPL had no hedge ineffectiveness associated with cross-currency interest rate swap derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three months ended March 31, 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges. For the three months ended March 31, 2017, PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At March 31, 2018, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At March 31, 2018, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. The contracts outstanding at March 31, 2018 had a notional amount of £140 million (approximately $195 million based on contracted rates). The settlement dates of these contracts are in June 2018.

At March 31, 2018 and December 31, 2017, PPL had $20 million and $22 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At March 31, 2018, the total exposure hedged by PPL was approximately £2.1 billion (approximately $2.9 billion based on contracted rates). These contracts have termination dates ranging from April 2018 through August 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at March 31, 2018 and December 31, 2017.

See Note 1 in each Registrant's 2017 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2018				December 31, 2017
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	4	—	—	—	4	—	—	—
Foreign currency contracts	1	2	51	75	—	—	45	67
Total current	5	2	51	79	4	—	45	71
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	18	—	—	—	22
Cross-currency swaps (b)	75	—	—	—	97	—	—	—
Foreign currency contracts	—	—	45	90	—	—	118	81
Total noncurrent	75	—	45	108	97	—	118	103
Total derivatives	$80	$2	$96	$187	$101	$—	$163	$174

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended March 31, 2018.

			Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(2)	$—
Cross-currency swaps	(24)	Other income (expense) - net	(12)	—
Total	$(24)		$(14)	$—
Net Investment Hedges:
Foreign currency contracts	$(1)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$(112)
Interest rate swaps	Interest expense	(1)
	Total	$(113)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$4

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended March 31, 2017.

			Three Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months
Cash Flow Hedges:
Interest rate swaps	$—	Interest expense	$(2)	$(1)
Cross-currency swaps	(8)	Interest expense	1	—
		Other income (expense) - net	3	—
Total	$(8)		$2	$(1)
Net Investment Hedges:
Foreign currency contracts	$—

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months
Foreign currency contracts	Other income (expense) - net	$(43)
Interest rate swaps	Interest expense	(2)
	Total	$(45)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$2

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	March 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	18	—	22
Total noncurrent	—	18	—	22
Total derivatives	$—	$22	$—	$26

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended March 31, 2018.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months
Interest rate swaps	Interest expense	$(1)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months
Interest rate swaps	Regulatory assets - noncurrent	$4

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
March 31, 2018
Treasury Derivatives
PPL	$176	$78	$16	$82	$189	$78	$5	$106
LKE	—	—	—	—	22	—	—	22
LG&E	—	—	—	—	22	—	—	22

December 31, 2017
Treasury Derivatives
PPL	$264	$107	$20	$137	$174	$107	$—	$67
LKE	—	—	—	—	26	—	—	26
LG&E	—	—	—	—	26	—	—	26

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

(PPL, LKE and LG&E)

At March 31, 2018, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$101	$8	$8
Aggregate fair value of collateral posted on these derivative instruments	10	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	91	8	8

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Goodwill and Other Intangible Assets

(PPL)

The change in the carrying amount of goodwill for the three months ended March 31, 2018 was due to the effect of foreign currency exchange rates on the U.K. Regulated segment.

16. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

PPL's, LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the final CCR rule. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2017	$397	$356	$121	$235
Accretion	3	3	—	3
Effect of foreign exchange rates	1	—	—	—
Changes in estimated timing or cost (a)	(10)	(10)	(5)	(5)
Obligations settled	(9)	(9)	(5)	(4)
Balance at March 31, 2018	$382	$340	$111	$229

(a)
LG&E and KU recorded decreases to the existing AROs during the three months ended March 31, 2018 primarily related to the closure of CCR impoundments and associated groundwater monitoring. These revisions are the result of changes in closure plans related to expected costs and timing of closures. Further changes to AROs, capital plans or operating costs may be required as estimates of future cash flows are refined based on closure developments and regulatory or legal proceedings.

17. Accumulated Other Comprehensive Income (Loss)

(PPL)

The after-tax changes in AOCI by component for the periods ended March 31 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2017	$(1,089)	$(13)	$—	$(7)	$(2,313)	$(3,422)
Amounts arising during the period	116	(20)	—	—	(1)	95
Reclassifications from AOCI	—	12	—	—	36	48
Net OCI during the period	116	(8)	—	—	35	143
March 31, 2018	$(973)	$(21)	$—	$(7)	$(2,278)	$(3,279)

December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)
Amounts arising during the period	(24)	(6)	—	—	—	(30)
Reclassifications from AOCI	—	(1)	—	—	32	31
Net OCI during the period	(24)	(7)	—	—	32	1
March 31, 2017	$(1,651)	$(14)	$(1)	$(8)	$(2,103)	$(3,777)

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

	Three Months		Affected Line Item on the
Details about AOCI	2018	2017	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(3)	Interest Expense
Cross-currency swaps	(12)	3	Other Income (Expense) - net
	—	1	Interest Expense
Total Pre-tax	(14)	1
Income Taxes	2	—
Total After-tax	(12)	1

Defined benefit plans
Net actuarial loss	(45)	(41)
Total Pre-tax	(45)	(41)
Income Taxes	9	9
Total After-tax	(36)	(32)

Total reclassifications during the period	$(48)	$(31)

18. New Accounting Guidance Pending Adoption

(All Registrants)

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

The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. One of these practical expedients allows entities to elect to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. In January 2018, the FASB also issued additional guidance that provides for a practical expedient that allows entities to elect to not evaluate land easements as leases that exist or expired before the adoption date and were not previously accounted for as leases under current lease guidance. The Registrants plan to elect these practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.

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

For public business entities, this guidance will be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2019, and interim periods within those years. All entities may early adopt this guidance in beginning after December 15, 2018, including interim periods within those years.

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

The adoption of this guidance will result in PPL and LKE reclassifying $50 million and $18 million of deferred tax effects (primarily related to pension and other post-retirement benefits) stranded in AOCI as a result of the TCJA to retained earnings. The Registrants are assessing the period in which they will adopt this guidance.

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

The following should be read in conjunction with the Registrants' Condensed Consolidated Financial Statements and the accompanying Notes and with the Registrants' 2017 Form 10-K. Capitalized terms and abbreviations are defined in the glossary. Dollars are in millions, except per share data, unless otherwise noted.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes the following information:

•	"Overview" provides a description of each Registrant's business strategy and a discussion of important financial and operational developments.

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2018 with the same period in 2017. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and adjusted gross margins is also provided.

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

PPL's principal subsidiaries are shown below (* denotes a Registrant).

PPL Corporation*

PPL Capital Funding ● Provides financing for the operations of PPL and certain subsidiaries

PPL Global ● Engages in the regulated distribution of electricity in the U.K.	LKE*	PPL Electric* ● Engages in the regulated transmission and distribution of electricity in Pennsylvania

LG&E* ● Engages in the regulated generation, transmission, distribution and sale of electricity and regulated distribution and sale of natural gas in Kentucky		KU* ● Engages in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky

U.K. Regulated Segment	Kentucky Regulated Segment	Pennsylvania Regulated Segment

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

(PPL Electric)

PPL Electric, headquartered in Allentown, Pennsylvania, is a wholly owned subsidiary of PPL and a regulated public utility that is an electricity transmission and distribution service provider in eastern and central Pennsylvania. PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act. PPL Electric delivers electricity in its Pennsylvania service area and provides electricity supply to retail customers in that area as a PLR under the Customer Choice Act.

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

(KU)

KU, headquartered in Lexington, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky, Virginia and Tennessee. KU is subject to regulation as a public utility by the KPSC, the VSCC and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act. KU serves its Virginia customers under the Old Dominion Power name and its Kentucky and Tennessee customers under the KU name.

Business Strategy

(All Registrants)

PPL's businesses are fully regulated and operate seven diverse, high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky and each jurisdiction has different regulatory structures and customer classes. PPL believes this diverse portfolio provides strong earnings and dividend growth potential that will create significant value for its shareowners and positions PPL well for continued growth and success.

PPL's businesses plan to achieve growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve strong, long-term growth in rate base in the U.S. and RAV in the U.K., driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.

For the U.S. businesses, our strategy is to recover capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on construction work-in-progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital expenditures to materially affect the utility's financial condition. Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

Rate base growth in the domestic utilities is expected to result in earnings growth for the foreseeable future. RAV growth is expected in the U.K. Regulated segment during the RIIO-ED1 price control period, which ends on March 31, 2023, and to result in earnings growth in 2018 through at least 2020. See "Item 1. Business - Segment Information - U.K. Regulated Segment" of PPL's 2017 Form 10-K for additional information on RIIO-ED1.

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

Financial and Operational Developments

U.S. Tax Reform (All Registrants)

Substantially all of the provisions of the TCJA, signed into law on December 22, 2017, are effective for taxable years beginning after December 31, 2017 and, to the extent such provisions are relevant to the Registrants, their impact has been reflected in the financial results for the first quarter of 2018. With respect to the TCJA provisions applicable to the period ended December 31, 2017, although additional guidance has been issued by the U.S. Department of the Treasury and the IRS concerning the application or operation of those provisions, such guidance has not materially impacted the related amounts reported in the Registrants' financial statements for the period ended March 31, 2018.

Kentucky Tax Reform (All Registrants)

On April 14, 2018, the Kentucky House of Representatives and Kentucky Senate passed House Bill 487 (HB 487). HB 487 provides for significant changes to the Kentucky tax code including (1) adopting mandatory combined reporting for corporate members of unitary business groups for taxable years beginning on or after January 1, 2019 (members of a unitary business group may make an eight-year binding election to file consolidated corporate income tax returns with all members of their federal affiliated group) and (2) a reduction in the Kentucky corporate income tax rate from 6% to 5% for taxable years beginning after December 31, 2017. HB 487 became law on April 27, 2018. LKE continues to evaluate the impacts of Kentucky tax reform, but expects to incur a deferred tax charge of approximately $9 million in the second quarter of 2018 associated with the remeasurement of accumulated deferred income tax balances.

As indicated in Note 1 in the Registrants' 2017 Form 10-K, LG&E’s and KU’s accounting for income taxes is impacted by rate regulation. Therefore, reductions in accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers over a period of time. LG&E and KU currently estimate the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, to be an increase in regulatory liabilities of $16 million and $19 million. LG&E and KU continue to evaluate other impacts of Kentucky tax reform along with the associated regulatory considerations. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

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

PPL has executed hedges to mitigate the foreign exchange risk to the Company's U.K. earnings. As of April 27, 2018, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2018 at an average rate of $1.32 per GBP, 100% hedged for 2019 at an average rate of $1.39 per GBP and 50% hedged for 2020 at an average rate of $1.49 per GBP.

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

(PPL)

RIIO-ED1 Mid-period Review

In December 2017, Ofgem initiated a consultation on a potential RIIO-ED1 mid-period review (MPR). The RIIO framework allows for an MPR of outputs halfway through the price control. Ofgem was consulting on three potential approaches:

•	whether to implement an MPR as currently defined;

•	whether to implement an MPR with an extension for WPD rail electrification; and

•	whether to implement an MPR with a significant extension of scope to include financial parameters.

Ofgem's initial assessment as set forth in its December 2017 consultation publication was that an MPR as currently defined under RIIO-ED1 was not required. In addition, Ofgem recognized that the U.K. rail electrification program applicable in the WPD distribution areas was outside the scope of the MPR and that implementing an MPR to include financial parameters could undermine the stability of the regulatory regime. The consultation, however, requested interested party comments on those conclusions. The period for submission of comments to the consultation closed on February 2, 2018. Formal consultation responses were submitted by PPL and WPD. On April 30, 2018, Ofgem announced its decision not to conduct an MPR.

RIIO-2 Framework Review

On March 7, 2018, Ofgem issued its consultation document on the RIIO-2 framework, which covers all U.K. gas and electricity transmission and distribution price controls. Ofgem is consulting on a wide range of issues, including cost of debt and equity methodologies, the length of the price control period, indexation methodologies, innovation, stakeholder engagement in the business planning process and performance incentive mechanisms. The purpose of the RIIO-2 framework consultation is to build on lessons learned from the current price controls while supporting low costs to consumers, improved customer service and reliability, and the U.K.'s continued shift to a low-carbon future. Comments on the RIIO-2 framework were due by May 2, 2018. The promulgation of sector-specific price controls will begin with the gas and electricity transmission networks in 2018, with electricity distribution price control work scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document.

The current electricity distribution price control, RIIO-ED1, continues through March 31, 2023 and will not be impacted by this RIIO-2 consultation process. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHGs and ELGs. See Note 10 to the Financial Statements for a discussion of the other significant environmental matters.

Rate Case Proceedings

(LKE and KU)

In September 2017, KU filed a request seeking approval from the VSCC to increase annual Virginia base electricity revenue by $7 million, representing an increase of 10.4%. On March 22, 2018, KU reached a settlement agreement regarding the case, including the impact of the TCJA on rates, resulting in an increase in annual Virginia base electricity revenue by $2 million. This represents an increase of 2.8% with rates effective June 1, 2018. The settlement agreement is subject to review and approval by the VSCC. On April 16, 2018, the hearing examiner issued a report recommending that the VSCC approve the settlement agreement.

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

On January 29, 2018, LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General reached a settlement agreement to commence returning savings related to the TCJA to their customers. The savings will be distributed through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues ($70 million through the new bill credit and $21 million through existing rate mechanisms), $69 million in LG&E electricity revenues ($49 million through the new bill credit and $20 million through existing rate mechanisms) and $17 million in LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. Ongoing tax savings are expected to also be addressed in LG&E's and KU's next Kentucky base rate case. LG&E and KU have indicated their intent to file an application for base rate changes during 2018 to be effective during spring 2019.

On March 20, 2018, the KPSC issued an order approving, with certain modifications, the settlement agreement reached between LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General. The KPSC estimates that, pursuant to its modifications, electricity revenues would incorporate reductions of approximately $108 million for KU ($87 million through the new bill credit and $21 million through existing rate mechanisms) and $79 million for LG&E ($59 million through the new bill credit and $20 million through existing rate mechanisms). This represents $27 million ($17 million at KU and $10 million at LG&E) in additional reductions from the amounts proposed by the settlement. The KPSC's modifications to the settlement include certain changes in assumptions or inputs used in assessing tax reform or calculating LG&E's and KU's electricity rates. LG&E gas rate reductions were not modified significantly from the amount included in the settlement agreement.

On March 26, 2018, LG&E and KU filed a petition for reconsideration and request for hearing with the KPSC, taking exception to the KPSC's modifications and the process, and also requested certain relief from implementing the amounts represented by the additional reductions until the matter is fully resolved. On March 28, 2018, the Office of the Attorney General filed a response to the petition and gave notice of its withdrawal from the settlement agreement.

On March 28, 2018, the KPSC issued an Order granting LG&E's and KU's request for reconsideration and amending its March 20, 2018 Order by suspending the approved rates, allowing LG&E and KU, on an interim basis, to return savings related to the TCJA at the rates agreed to in the January 29, 2018 settlement. On March 30, 2018, following receipt of the Attorney General's response, the KPSC issued an Order amending its March 28, 2018 Order to allow the parties to raise any relevant issue related to the TCJA. A hearing on this matter is scheduled for May 24, 2018.

LG&E and KU cannot predict the outcome of these proceedings.

Additionally, on January 8, 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate. On March 22, 2018, KU reached a settlement agreement regarding its ongoing rate case in Virginia. New rates, inclusive of TCJA impacts, will be effective June 1, 2018. The settlement also stipulates that actual tax savings for the five month period prior to new rates taking effect will be addressed through KU's annual information filing for calendar year 2018. The settlement agreement is subject to review and approval by the VSCC. On April 16, 2018, the hearing examiner issued a report recommending that the VSCC approve the settlement agreement. The TCJA and rate case are not expected to have a significant impact on KU's financial condition or results of operations related to Virginia.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA on FERC-jurisdictional rates. LG&E and KU have not made any submission in response to the Notice of Inquiry, but do not anticipate the impact of the TCJA related to their FERC-jurisdictional rates to be significant.

TCJA Impact on PPL Electric Rates (PPL and PPL Electric)

The PUC issued a Secretarial Letter on February 12, 2018 regarding the TCJA, requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order which will remain in effect for up to six months and may be extended for an additional six months. The PUC anticipates that the process to determine the manner in which rates will be adjusted in response to the TCJA will require further review and analysis of the responses to data requests, financial information and public comments submitted in response to the Secretarial Letter. For the period ended March 31, 2018, PPL Electric has not recorded an accrual with respect to any potential rate adjustment due to the adoption of the TCJA, as PPL Electric believes it is not probable that a loss has been incurred. Under applicable law, it is reasonably possible that the PUC could seek to adjust rates as of March 15, 2018, the date of the Temporary Rates Order. In that case, PPL Electric's estimated maximum loss exposure would be the excess amounts collected in customer rates related to applicable federal income taxes since the date of the Temporary Rates Order, which amount is immaterial as of March 31, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. In a news release issued the same day, the FERC acknowledged that many transmission rates automatically adjust with changes in the tax rates and the adjustments for much of the industry are already taking place. PPL Electric has not made any submission in response to the Notice of Inquiry. On March 16, 2018, PPL Electric filed a waiver pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the Federal Energy Regulatory Commission with the FERC to request the incorporation of the changes to the federal income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA reduction in the federal income tax rate to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, which was inclusive of the federal income tax rate as set by the TCJA, on April 27, 2018.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three months ended March 31, 2018 with the same period in 2017. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings.

Tables analyzing changes in amounts between periods within "Statement of Income Analysis," "Segment Earnings" and "Adjusted Gross Margins" are presented on a constant GBP to U.S. dollar exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained. Results computed on a constant GBP to U.S. dollar exchange rate basis are calculated by translating current year results at the prior year weighted-average GBP to U.S. dollar exchange rate.

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Adjusted Gross Margins" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three months ended March 31, 2018 with the same period in 2017. The "Earnings" discussion provides a summary of earnings. The "Adjusted Gross Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2018	2017	$ Change
Operating Revenues	$2,126	$1,951	$175
Operating Expenses
Operation
Fuel	214	191	23
Energy purchases	241	215	26
Other operation and maintenance	468	470	(2)
Depreciation	269	242	27
Taxes, other than income	83	75	8
Total Operating Expenses	1,275	1,193	82
Other Income (Expense) - net	(43)	(9)	(34)
Interest Expense	239	217	22
Income Taxes	117	129	(12)
Net Income	$452	$403	$49

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Domestic:
PPL Electric Distribution volume	$20
PPL Electric PLR Revenue (a)	17
PPL Electric Transmission Formula Rate	28
LKE Volumes	67
LKE Base rates	30
LKE TCJA (b)	(34)
Total Domestic	128
U.K.:
Price	(10)
Volume	(8)
Foreign currency exchange rates	58
Other	7
Total U.K.	47
Total	$175

(a)	The increase was primarily due to higher energy volumes at PPL Electric.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. A regulatory liability was recorded for this amount. See Note 7 for additional information.

Fuel

Fuel increased $23 million for the three months ended March 31, 2018 compared with 2017, primarily due to an increase in volumes driven by colder weather in 2018.

Energy Purchases

Energy purchases increased $26 million for the three months ended March 31, 2018 compared with 2017, primarily due to a $15 million increase in PLR volumes at PPL Electric and a $20 million increase in natural gas volumes at LG&E driven by colder weather in 2018, partially offset by an $8 million decrease in market prices for natural gas at LG&E.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Domestic:
PPL Electric Act 129	$(3)
PPL Electric payroll-related costs	(13)
PPL Electric vegetation management	(5)
Other	(2)
U.K.:
Foreign currency exchange rates	11
Third-party engineering	5
Other	5
Total	$(2)

Depreciation

Depreciation increased $27 million for the three months ended March 31, 2018 compared with 2017, primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program at PPL Electric, higher depreciation rates effective July 1, 2017 at LG&E and KU and the impact of foreign currency exchange rates at WPD.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Pennsylvania gross receipts tax	$3
Foreign currency exchange rates	3
Other	2
Total	$8

Other Income (Expense) - net

Other income (expense) - net decreased $34 million for the three months ended March 31, 2018 compared with 2017, primarily due to higher realized and unrealized losses on foreign currency contracts to economically hedge GBP denominated earnings from WPD of $69 million, partially offset by an increase in non-service cost credits from defined benefit plans of $30 million.

Interest Expense

The increase (decrease) in interest expense for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Long-term debt interest expense	$12
Foreign currency exchange rates	9
Other	1
Total	$22

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Change in pre-tax income	$8
Reduction in U.S. federal income tax rate	(32)
U.S. income tax on foreign earnings - net of foreign tax credit (a)	10
Depreciation and other items not normalized (b)	(9)
Stock-based compensation	4
Other	7
Total	$(12)

(a)	The increase is primarily due to the tax benefit of accelerated pension contributions made in the first quarter of 2017.

(b)
The decrease is primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, on the flow-through of tax benefits associated with the regulatory treatment of taxes on plant related activity.

Segment Earnings

PPL's net income by reportable segments for the period ended March 31 were as follows:

	Three Months
	2018	2017	$ Change
U.K. Regulated	$197	$286	$(89)
Kentucky Regulated	133	95	38
Pennsylvania Regulated	148	79	69
Corporate and Other (a)	(26)	(57)	31
Net Income	$452	$403	$49

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The change in 2018 compared with 2017 is primarily due to the utilization of an estimated tax rate, which required tax benefits realized in the first quarter of 2017 to be recognized over the annual period.

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

PPL's Earnings from Ongoing Operations by reportable segment for the period ended March 31 were as follows:

	Three Months
	2018	2017	$ Change
U.K. Regulated	$262	$307	$(45)
Kentucky Regulated	133	96	37
Pennsylvania Regulated	148	79	69
Corporate and Other	(26)	(57)	31
Earnings from Ongoing Operations	$517	$425	$92

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 44% of PPL's Net Income for the three months ended March 31, 2018 and 41% of PPL's assets at March 31, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2018	2017	$ Change
Operating revenues	$615	$568	$47
Other operation and maintenance	132	107	25
Depreciation	62	55	7
Taxes, other than income	34	31	3
Total operating expenses	228	193	35
Other Income (Expense) - net	(47)	—	(47)
Interest Expense	107	94	13
Income Taxes	36	(5)	41
Net Income	197	286	(89)
Less: Special Items	(65)	(21)	(44)
Earnings from Ongoing Operations	$262	$307	$(45)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2018	2017
Foreign currency economic hedges, net of tax of $17, $12 (a)	Other Income (Expense) - net	$(65)	$(21)
Total Special Items		$(65)	$(21)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

The changes in the components of the U.K. Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as U.K. Adjusted Gross Margins, the items that management considers special and the effects of movements in foreign currency exchange, including the effects of foreign currency hedge contracts, on separate lines and not in their respective Statement of Income line items.

Three Months
U.K.
U.K. Adjusted Gross Margins	$(17)
Other operation and maintenance	(5)
Depreciation	—
Other Income (Expense) - net	15
Interest expense	(4)
Other	(1)
Income taxes	(5)
U.S.
Income taxes	(43)
Foreign currency exchange, after-tax	15
Earnings from Ongoing Operations	(45)
Special items, after-tax	(44)
Net Income	$(89)

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other income (expense) - net primarily due to $15 million from higher pension income due to an increase in expected returns on higher asset balances.

•	Higher income taxes primarily due to an increase of $9 million related to accelerated tax deductions in the first quarter of 2017.

U.S.

•
Higher income taxes primarily due to a $35 million tax benefit on accelerated pension contributions in the first quarter of 2017 and a $7 million increase from a reduction in tax benefits on interest deductibility due to the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 29% of PPL's Net Income for the three months ended March 31, 2018 and 34% of PPL's assets at March 31, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2018	2017	$ Change
Operating revenues	$872	$809	$63
Fuel	214	191	23
Energy purchases	80	69	11
Other operation and maintenance	205	205	—
Depreciation	117	105	12
Taxes, other than income	17	16	1
Total operating expenses	633	586	47
Other Income (Expense) - net	(3)	(4)	1
Interest Expense	67	65	2
Income Taxes	36	59	(23)
Net Income	133	95	38
Less: Special Items	—	(1)	1
Earnings from Ongoing Operations	$133	$96	$37

The following after-tax gain (loss), which management considers a special item, impacted the Kentucky Regulated segment's results and is excluded from Earnings from Ongoing Operations during the periods ended March 31.

	Income Statement Line Item	Three Months
		2018	2017
Adjustment to investment, net of tax of $0, $0 (a)	Other Income (Expense) - net	$—	$(1)
Total Special Items		$—	$(1)

(a)	KU recorded a write-off of an equity method investment.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the item that management considers special on separate lines and not in their respective Statement of Income line items.

Three Months
Kentucky Adjusted Gross Margins	$28
Other operation and maintenance	(1)
Depreciation	(11)
Interest Expense	(2)
Income Taxes	23
Earnings from Ongoing Operations	37
Special items, after-tax	1
Net Income	$38

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•	Higher depreciation expense primarily due to higher depreciation rates effective July 1, 2017, and additions to PP&E, net of retirements.

•	Lower income taxes primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 33% of PPL's Net Income for the three months ended March 31, 2018 and 24% of PPL's assets at March 31, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended March 31 include the following results.

	Three Months
	2018	2017	$ Change
Operating revenues	$639	$573	$66
Energy purchases	161	146	15
Other operation and maintenance	133	163	(30)
Depreciation	85	75	10
Taxes, other than income	32	29	3
Total operating expenses	411	413	(2)
Other Income (Expense) - net	6	—	6
Interest Expense	37	33	4
Income Taxes	49	48	1
Net Income	148	79	69
Less: Special Items (a)	—	—	—
Earnings from Ongoing Operations	$148	$79	$69

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Pennsylvania Adjusted Gross Margins	$48
Other operation and maintenance	27
Depreciation	(6)
Taxes, other than income	(1)
Other Income (Expense) - net	6
Interest Expense	(4)
Income Taxes	(1)
Net Income	$69

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•	Lower other operation and maintenance expense primarily due to $16 million of lower corporate service costs allocated to PPL Electric and $13 million of lower payroll related expenses.

•
Income taxes are relatively flat due to an increase in pre-tax income resulting in $29 million of additional tax, partially offset by the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, of $25 million.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended March 31.

	2018 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$197	$133	$148	$(26)	$452
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $17	(65)	—	—	—	(65)
Total Special Items	(65)	—	—	—	(65)
Earnings from Ongoing Operations	$262	$133	$148	$(26)	$517

	2017 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$286	$95	$79	$(57)	$403
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $12	(21)	—	—	—	(21)
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Total Special Items	(21)	(1)	—	—	(22)
Earnings from Ongoing Operations	$307	$96	$79	$(57)	$425

Adjusted Gross Margins

Management also utilizes the following non-GAAP financial measures as indicators of performance for its businesses:

•
"U.K. Adjusted Gross Margins" is a single financial performance measure of the electricity distribution operations of the U.K. Regulated segment. In calculating this measure, direct costs such as connection charges from National Grid, which owns and manages the electricity transmission network in England and Wales, and Ofgem license fees (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from operating revenues, as they are costs passed through to customers. As a result, this measure represents the net revenues from the delivery of electricity across WPD's distribution network in the U.K. and directly related activities.

•
"Kentucky Adjusted Gross Margins" is a single financial performance measure of the electricity generation, transmission and distribution operations of the Kentucky Regulated segment, LKE, LG&E and KU, as well as the Kentucky Regulated segment's, LKE's and LG&E's distribution and sale of natural gas. In calculating this measure, fuel, energy purchases and certain variable costs of production (recorded in "Other operation and maintenance" on the Statements of Income) are deducted from operating revenues. In addition, certain other expenses, recorded in "Other operation and maintenance", "Depreciation" and "Taxes, other than income" on the Statements of Income, associated with approved cost recovery mechanisms are offset against the recovery of those expenses, which are included in revenues. These mechanisms allow for direct recovery of these expenses and, in some cases, returns on capital investments and performance incentives. As a result, this measure represents the net revenues from electricity and gas operations.

•
"Pennsylvania Adjusted Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129 and Universal Service program costs), "Depreciation" (which is primarily related to the Act 129 Smart Meter program) and "Taxes, other than income," (which is primarily gross receipts tax) on the Statements of Income. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segment and by component, as applicable, for the periods ended March 31 as well as the change between periods. The factors that gave rise to the changes are described following the table.

	Three Months
	2018	2017	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$572	$536	$36
Impact of changes in foreign currency exchange rates			53
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$(17)

Kentucky Regulated
Kentucky Adjusted Gross Margins
LG&E	$241	$226	$15
KU	294	281	13
Total Kentucky Adjusted Gross Margins	$535	$507	$28

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$278	$258	$20
Transmission	136	108	28
Total Pennsylvania Adjusted Gross Margins	$414	$366	$48

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, decreased primarily due to $10 million from the April 1, 2017 price decrease, driven by lower true-up mechanisms partially offset by higher base demand revenue, and $8 million of lower volumes.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased primarily due to $31 million of increased sales volumes related to colder weather in 2018 ($8 million at LG&E and $23 million at KU) and higher base rates of $30 million ($17 million at LG&E and $13 million at KU) as new base rates were approved by the KPSC effective July 1, 2017, partially offset by $34 million of estimated income tax savings owed to customers ($16 million at LG&E and $18 million at KU) through the new TCJA bill credit related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution adjusted gross margins increased primarily due to $14 million of higher electricity sales volumes due to favorable weather in 2018 and $3 million of returns on additional Smart Meter capital investments.

Transmission

Transmission adjusted gross margins increased primarily due to an increase of $22 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and a $6 million increase as a result of a higher PPL zonal peak load billing factor in the first quarter of 2018.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended March 31.

	2018 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$604	(c)	$872	$639	$11	$2,126
Operating Expenses
Fuel	—		214	—	—	214
Energy purchases	—		80	161	—	241
Other operation and maintenance	32		25	26	385	468
Depreciation	—		17	8	244	269
Taxes, other than income	—		1	30	52	83
Total Operating Expenses	32		337	225	681	1,275
Total	$572		$535	$414	$(670)	$851

	2017 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$559	(c)	$809	$573	$10	$1,951
Operating Expenses
Fuel	—		191	—	—	191
Energy purchases	—		69	146	—	215
Other operation and maintenance	23		26	29	392	470
Depreciation	—		16	4	222	242
Taxes, other than income	—		—	28	47	75
Total Operating Expenses	23		302	207	661	1,193
Total	$536		$507	$366	$(651)	$758

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $11 million and $9 million for the three months ended March 31, 2018 and 2017.

2018 Outlook

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

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Higher net income is projected in 2018 compared with 2017, primarily driven by higher transmission earnings and lower operation and maintenance expense, partially offset by higher depreciation expense and higher interest expense.

(PPL's Corporate and Other Category)

Lower costs are projected in 2018 compared with 2017, which reflects the 2017 unfavorable impact of U.S. tax reform. Excluding this 2017 special item, costs are projected to be flat in 2018 compared to 2017, due to a lower tax shield on holding company interest expense offset by lower financing costs.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," the rest of this Item 2, Notes 7 and 10 to the Financial Statements and "Item 1A. Risk Factors" in this Form 10-Q (as applicable) and "Item 1. Business" and "Item 1A. Risk Factors" in the Registrants' 2017 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

PPL Electric: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2018	2017	$ Change
Operating Revenues	$639	$573	$66
Operating Expenses
Operation
Energy purchases	161	146	15
Other operation and maintenance	133	163	(30)
Depreciation	85	75	10
Taxes, other than income	32	29	3
Total Operating Expenses	411	413	(2)
Other Income (Expense) - net	6	—	6
Interest Expense	37	33	4
Income Taxes	49	48	1
Net Income	$148	$79	$69

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Distribution volume	$20
PLR (a)	17
Transmission Formula Rate	28
Other	1
Total	$66

(a)	The increase for the three month period was primarily due to higher energy volumes as described below.

Energy Purchases

Energy purchases increased $15 million for the three months ended March 31, 2018 compared with 2017, primarily due to higher PLR volumes.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Corporate service costs	$(16)
Vegetation management	(5)
Storm costs	4
Payroll-related costs	(13)
Act 129	(3)
Bad debts	3
Total	$(30)

Depreciation

Depreciation increased $10 million for the three months ended March 31, 2018 compared with 2017, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Other Income (Expense) - net

Other income (expense) - net increased $6 million for the three months ended March 31, 2018 compared with 2017, primarily due to a $3 million increase related to higher AFUDC equity rates and a $3 million increase in non-service cost credits from defined benefit plans.

Interest Expense

Interest expense increased $4 million for the three months ended March 31, 2018 compared with 2017, primarily due to the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds due 2047.

Income Taxes

The increase (decrease) in income taxes for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Change in pre-tax income	$29
Reduction in U.S. federal income tax rate	(25)
Depreciation and other items not normalized (a)	(5)
Other	2
Total	$1

(a)
The decrease is primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, on the flow-through of tax benefits associated with the regulatory treatment of taxes on plant related activity.

Earnings

	Three Months Ended
	March 31,
	2018	2017
Net Income	$148	$79
Special items, gains (losses), after-tax (a)	—	—

(a)	There are no items that management considers special for the periods presented.

Earnings increased for the three month period in 2018 compared with 2017, driven primarily by higher revenues and lower operation and maintenance expense. The higher revenues were driven by returns on additional capital investments in transmission and higher sales volumes in distribution due to favorable weather.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Pennsylvania Adjusted Gross Margins	$48
Other operation and maintenance	27
Depreciation	(6)
Taxes, other than income	(1)
Other Income (Expense) - net	6
Interest Expense	(4)
Income Taxes	(1)
Net Income	$69

Adjusted Gross Margins

"Adjusted Gross Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Adjusted Gross Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods. Within PPL's discussion, PPL Electric's Adjusted Gross Margins are referred to as "Pennsylvania Adjusted Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$639	$—	$639	$573	$—	$573
Operating Expenses
Energy purchases	161	—	161	146	—	146
Other operation and maintenance	26	107	133	29	134	163
Depreciation	8	77	85	4	71	75
Taxes, other than income	30	2	32	28	1	29
Total Operating Expenses	225	186	411	207	206	413
Total	$414	$(186)	$228	$366	$(206)	$160

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2018	2017	$ Change
Operating Revenues	$872	$809	$63
Operating Expenses
Operation
Fuel	214	191	23
Energy purchases	80	69	11
Other operation and maintenance	205	205	—
Depreciation	117	105	12
Taxes, other than income	17	16	1
Total Operating Expenses	633	586	47
Other Income (Expense) - net	(3)	(4)	1
Interest Expense	50	49	1
Interest Expense with Affiliate	5	4	1
Income Taxes	39	63	(24)
Net Income	$142	$103	$39

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Volumes	$67
Base rates	30
TCJA (a)	(34)
Total	$63

(a)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. A regulatory liability was recorded for this amount. See Note 7 for additional information.

Fuel

Fuel increased $23 million for the three months ended March 31, 2018 compared with 2017, primarily due to an increase in volumes driven by colder weather in 2018.

Energy Purchases

Energy purchases increased $11 million for the three months ended March 31, 2018 compared with 2017, primarily due to a $20 million increase in natural gas volumes driven by colder weather in 2018, partially offset by an $8 million decrease in market prices for natural gas.

Depreciation

Depreciation increased $12 million for the three months ended March 31, 2018 compared with 2017, primarily due to an $8 million increase related to higher depreciation rates effective July 1, 2017 and a $3 million increase related to additions to PP&E, net of retirements.

Income Taxes

Income taxes decreased $24 million for the three months ended March 31, 2018 compared with 2017, primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Earnings

	Three Months Ended
	March 31,
	2018	2017
Net Income	$142	$103
Special items, gains (losses), after-tax	—	(1)

Earnings increased for the three month period in 2018 compared with 2017, primarily due to higher sales volumes driven by colder weather, higher base electricity and gas rates effective July 1, 2017 and lower income taxes due to the reduction in the U.S. federal corporate income tax rate effective January 1, 2018, partially offset by higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins and an item that management considers special on separate lines and not in their respective Statement of Income line items.

Three Months
Adjusted Gross Margins	$28
Other operation and maintenance	(1)
Depreciation	(11)
Interest Expense	(2)
Income Taxes	24
Special items, gains (losses), after-tax (a)	1
Net Income	$39

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

Adjusted Gross Margins

"Adjusted Gross Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Adjusted Gross Margins" for an explanation of why management believes this measure is useful and the factors underlying changes between periods. Within PPL's discussion, LKE's Adjusted Gross Margins are referred to as "Kentucky Adjusted Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$872	$—	$872	$809	$—	$809
Operating Expenses
Fuel	214	—	214	191	—	191
Energy purchases	80	—	80	69	—	69
Other operation and maintenance	25	180	205	26	179	205
Depreciation	17	100	117	16	89	105
Taxes, other than income	1	16	17	—	16	16
Total Operating Expenses	337	296	633	302	284	586
Total	$535	$(296)	$239	$507	$(284)	$223

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2018	2017	$ Change
Operating Revenues
Retail and wholesale	$407	$374	$33
Electric revenue from affiliate	12	17	(5)
Total Operating Revenues	419	391	28
Operating Expenses
Operation
Fuel	79	80	(1)
Energy purchases	76	64	12
Energy purchases from affiliate	6	2	4
Other operation and maintenance	89	85	4
Depreciation	48	44	4
Taxes, other than income	9	8	1
Total Operating Expenses	307	283	24
Other Income (Expense) - net	(1)	(4)	3
Interest Expense	18	17	1
Income Taxes	21	33	(12)
Net Income	$72	$54	$18

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Volumes	$28
Base rates	16
TCJA (a)	(16)
Total	$28

(a)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. A regulatory liability was recorded for this amount. See Note 7 for additional information.

Energy Purchases

Energy purchases increased $12 million for the three months ended March 31, 2018 compared with 2017, due to a $20 million increase in natural gas volumes driven by colder weather in 2018, partially offset by an $8 million decrease in market prices for natural gas.

Energy Purchases from Affiliate

Energy purchases from affiliate increased $4 million for the three months ended March 31, 2018 compared with 2017, primarily due to increased generation available from KU.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended March 31, 2018 compared with 2017 was due to:

Three Months
Timing and scope of generation maintenance outages	1
Storm costs	1
Other	2
Total	$4

Depreciation

Depreciation increased $4 million for the three months ended March 31, 2018 compared with 2017, due to a $2 million increase related to higher depreciation rates effective July 1, 2017 and a $2 million increase related to additions to PP&E, net of retirements.

Income Taxes

Income taxes decreased $12 million for the three months ended March 31, 2018 compared with 2017, primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Earnings

	Three Months Ended
	March 31,
	2018	2017
Net Income	$72	$54
Special items, gains (losses), after-tax (a)	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three month period in 2018 compared with 2017, primarily due to higher sales volumes driven by colder weather, higher base electricity and gas rates effective July 1, 2017 and lower income taxes due to the reduction in the U.S. federal corporate income tax rate effective January 1, 2018, partially offset by higher depreciation expense and higher other operation and maintenance expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Adjusted Gross Margins	$15
Other operation and maintenance	(5)
Depreciation	(5)
Taxes, other than income	(1)
Other Income (Expense) - net	3
Interest Expense	(1)
Income Taxes	12
Net Income	$18

Adjusted Gross Margins

"Adjusted Gross Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Adjusted Gross Margins" for an explanation of why management believes this measure is useful and the factors underlying changes between periods. Within PPL's discussion, LG&E's Adjusted Gross Margins are included in "Kentucky Adjusted Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$419	$—	$419	$391	$—	$391
Operating Expenses
Fuel	79	—	79	80	—	80
Energy purchases, including affiliate	82	—	82	66	—	66
Other operation and maintenance	9	80	89	10	75	85
Depreciation	8	40	48	9	35	44
Taxes, other than income	—	9	9	—	8	8
Total Operating Expenses	178	129	307	165	118	283
Total	$241	$(129)	$112	$226	$(118)	$108

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended March 31 includes the following results.

	Three Months
	2018	2017	$ Change
Operating Revenues
Retail and wholesale	$465	$435	$30
Electric revenue from affiliate	6	2	4
Total Operating Revenues	471	437	34
Operating Expenses
Operation
Fuel	135	111	24
Energy purchases	4	5	(1)
Energy purchases from affiliate	12	17	(5)
Other operation and maintenance	105	108	(3)
Depreciation	68	60	8
Taxes, other than income	8	8	—
Total Operating Expenses	332	309	23
Other Income (Expense) - net	(3)	(2)	(1)
Interest Expense	25	24	1
Income Taxes	24	39	(15)
Net Income	$87	$63	$24

Operating Revenues

The increase (decrease) in operating revenues for the period ended March 31, 2018 compared with 2017 was due to:

Three Months
Volumes	$38
Base rates	14
TCJA (a)	(18)
Total	$34

(a)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. A regulatory liability was recorded for this amount. See Note 7 for additional information.

Fuel

Fuel increased $24 million for the three months ended March 31, 2018 compared with 2017, primarily due to an increase in volumes driven by colder weather in 2018.

Energy Purchases from Affiliate

Energy purchases from affiliate decreased $5 million for the three months ended March 31, 2018 compared with 2017, primarily due to increased generation by KU.

Depreciation

Depreciation increased $8 million for the three months ended March 31, 2018 compared with 2017, primarily due to a $6 million increase related to higher depreciation rates effective July 1, 2017.

Income Taxes

Income taxes decreased $15 million for the three months ended March 31, 2018 compared with 2017, primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Earnings

	Three Months Ended
	March 31,
	2018	2017
Net Income	$87	$63
Special items, gains (losses), after-tax	—	(1)

Earnings increased for the three month period in 2018 compared with 2017, primarily due to higher sales volumes driven by colder weather, higher base electricity rates effective July 1, 2017 and lower income taxes due to the reduction in the U.S federal corporate income tax rate effective January 1, 2018, partially offset by higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

Three Months
Adjusted Gross Margins	$13
Other operation and maintenance	3
Depreciation	(6)
Taxes, other than income	1
Other Income (Expense) - net	(2)
Interest Expense	(1)
Income Taxes	15
Special items, gains (losses), after-tax (a)	1
Net Income	$24

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

Adjusted Gross Margins

"Adjusted Gross Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Adjusted Gross Margins" for an explanation of why management believes this measure is useful and the factors underlying changes between periods. Within PPL's discussion, KU's Adjusted Gross Margins are included in "Kentucky Adjusted Gross Margins."

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income" for the periods ended March 31.

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$471	$—	$471	$437	$—	$437
Operating Expenses
Fuel	135	—	135	111	—	111
Energy purchases, including affiliate	16	—	16	22	—	22
Other operation and maintenance	16	89	105	16	92	108
Depreciation	9	59	68	7	53	60
Taxes, other than income	1	7	8	—	8	8
Total Operating Expenses	177	155	332	156	153	309
Total	$294	$(155)	$139	$281	$(153)	$128

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
March 31, 2018
Cash and cash equivalents	$629	$20	$27	$14	$11
Short-term debt	1,457	213	215	137	78
Long-term debt due within one year	250	—	—	—	—
Notes payable with affiliates		—	237	—	—

December 31, 2017
Cash and cash equivalents	$485	$49	$30	$15	$15
Short-term debt	1,080	—	244	199	45
Long-term debt due within one year	348	—	98	98	—
Notes payable with affiliates		—	225	—	—

(a)
At March 31, 2018, $263 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 5 to the Financial Statements in PPL's 2017 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the three month periods ended March 31, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2018
Operating activities	$566	$76	$278	$146	$185
Investing activities	(753)	(246)	(294)	(150)	(143)
Financing activities	331	141	13	3	(46)
2017
Operating activities	$135	$55	$312	$142	$139
Investing activities	(679)	(276)	(184)	(94)	(89)
Financing activities	607	228	(126)	(49)	(50)
Change - Cash Provided (Used)
Operating activities	$431	$21	$(34)	$4	$46
Investing activities	(74)	30	(110)	(56)	(54)
Financing activities	(276)	(87)	139	52	4

Operating Activities

The components of the change in cash provided by (used in) operating activities for the three months ended March 31, 2018 compared with 2017 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$49	$69	$39	$18	$24
Non-cash components	(64)	(20)	(35)	(20)	(33)
Working capital	127	4	57	63	84
Defined benefit plan funding	370	(4)	(86)	(54)	(28)
Other operating activities	(51)	(28)	(9)	(3)	(1)
Total	$431	$21	$(34)	$4	$46

(PPL)

PPL's cash provided by operating activities in 2018 increased $431 million compared with 2017.

•
Net income increased $49 million between periods and included a decrease in non-cash charges of $64 million. The decrease in non-cash charges was primarily due to a decrease in deferred income tax expense (primarily due to lower income taxes from tax benefits related to accelerated pension contributions to the U.K. pension plans in 2017 and book versus tax plant timing differences and net operating losses at EU) and an increase in the U.K. net periodic defined benefit credits (primarily due to an increase in expected returns on higher asset balances), partially offset by an increase in unrealized losses on hedging activities and an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, and higher depreciation rates effective July 1, 2017 at LG&E and KU and the impact of foreign currency exchange rates at WPD).

•
The $127 million increase in cash from changes in working capital was primarily due to a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms) and an increase in taxes payable (primarily due to an increase in current income tax benefits in 2017).

•	Defined benefit plan funding was $370 million lower in 2018. The decrease was primarily due to the acceleration of WPD's contributions to its U.K. pension plans in 2017.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2018 increased $21 million compared with 2017.

•
Net income increased $69 million between the periods and included a decrease in non-cash charges of $20 million. The decrease in non-cash charges was primarily driven by a $20 million decrease in deferred income taxes (primarily due to book versus tax plant timing differences and net operating losses).

•
The $28 million decrease in cash provided by other operating activities was primarily due to an increase in non-current regulatory assets (primarily due to $17 million of storm costs incurred in March 2018).

(LKE)

LKE's cash provided by operating activities in 2018 decreased $34 million compared with 2017.

•
The increase in cash from changes in working capital was primarily driven by a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), an increase in accounts payable (primarily due to timing of payments) and an increase in taxes payable (primarily due to timing of payments), partially offset by an increase in accounts receivable (primarily due to colder weather in 2018 compared with 2017) and a decrease in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $86 million higher in 2018.

(LG&E)

LG&E's cash provided by operating activities in 2018 increased $4 million compared with 2017.

•
The increase in cash from changes in working capital was primarily driven by lower tax payments in 2018 compared with 2017, a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), and an increase in accounts payable (primarily due to timing of payments), partially offset by an increase in accounts receivable (primarily due to colder weather in 2018 compared with 2017) and a decrease in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $54 million higher in 2018.

(KU)

KU's cash provided by operating activities in 2018 increased $46 million compared with 2017.

•
The increase in cash from changes in working capital was primarily driven by an increase in taxes payable (primarily due to the timing of payments), a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms) and an increase in accounts payable (primarily due to timing of payments), partially offset by an increase in accounts receivable (due to colder weather in 2018 compared with 2017) and a decrease in other current liabilities (primarily due to the timing of payments).

•	Defined benefit plan funding was $28 million higher in 2018.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the three months ended March 31, 2018 compared with 2017 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$(73)	$29	$(110)	$(56)	$(54)

For PPL, the increase in expenditures was due to higher project expenditures at LKE, LG&E and KU partially offset by lower project expenditures at PPL Electric and WPD. The decrease in expenditures for PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure. The decrease in expenditures at WPD was primarily due to a decrease in expenditures to enhance system reliability partially offset by an increase in foreign currency exchange rates. The increase in expenditures for LKE, LG&E and KU was primarily due to increased spending for environmental water projects at LG&E's Mill Creek and Trimble County plants and increased spending for environmental water projects at KU's Ghent plant.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the three months ended March 31, 2018 compared with 2017 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$80	$—	$100	$100	$—
Stock issuances/redemptions, net	27	—	—	—	—
Dividends	(15)	4	—	53	(9)
Capital contributions/distributions, net		(100)	33	—	—
Change in short-term debt, net	(375)	9	(87)	(100)	13
Notes payable with affiliate		—	93	—	—
Other financing activities	7	—	—	(1)	—
Total	$(276)	$(87)	$139	$52	$4

See Note 8 to the Financial Statements in this Form 10-Q for information on 2018 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 7 to the Financial Statements in the Registrants' 2017 Form 10-K for information on 2017 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets except for borrowings under LG&E's term loan agreement which are reflected in "Long-term debt" on the Balance Sheets. At March 31, 2018, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,350	$—	$369	$981
PPL Electric Credit Facility	650	—	214	436

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	700	200	137	363
KU Credit Facilities	598	—	276	322
Total LKE	1,373	200	413	760
Total U.S. Credit Facilities (a)	$3,373	$200	$996	$2,177
Total U.K. Credit Facilities (b)	£1,185	£497	£—	£690

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 7%, LKE - 18%, LG&E - 33% and KU - 37%.

(b)
The amounts borrowed at March 31, 2018 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings which equated to $484 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £143 million as of the date borrowed. At March 31, 2018, the USD equivalent of unused capacity under the U.K. committed credit facilities was $949 million.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 17% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$300	$237	$—	$63
LG&E Money Pool (a)	500	—	137	363
KU Money Pool (a)	500	—	78	422

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at March 31, 2018:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$345	$655
PPL Electric	650	213	437

LG&E	350	137	213
KU	350	78	272
Total LKE	700	215	485
Total PPL	$2,350	$773	$1,577

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

ATM Program

For the three months ended March 31, 2018, PPL issued 3.0 million shares of common stock and received proceeds of $85 million. See Note 8 to the Financial Statements for further discussion of the ATM program.

Common Stock Dividends

In February 2018, PPL declared a quarterly common stock dividend, payable April 2, 2018, of 41.0 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2018:

(PPL)

In March 2018, Moody's and S&P assigned ratings of Baa1 and A- to WPD (South Wales)'s £30 million 0.01% Index-linked Senior Notes due 2036.

(LG&E)

In February 2018, Moody’s assigned a rating of A1 and S&P confirmed its rating of A to the County of Trimble, Kentucky's $28 million 2.30% Pollution Control Revenue Bonds, 2001 Series A (Louisville Gas and Electric Company Project) due 2026, previously issued on behalf of LG&E.

In April 2018, Moody's assigned a rating of A1 and S&P confirmed its rating of A to the County of Trimble, Kentucky's $35 million 2.55% Pollution Control Revenue Bonds, 2001 Series B (Louisville Gas and Electric Company Project) due 2027, previously issued on behalf of LG&E.

In April 2018, Moody's assigned a rating of A1 and S&P confirmed its rating of A to the County of Jefferson, Kentucky's $35 million 2.55% Pollution Control Revenue Bonds, 2001 Series B (Louisville Gas and Electric Company Project) due 2027, previously issued on behalf of LG&E.

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at March 31, 2018.

(All Registrants)

For additional information on the Registrants' liquidity and capital resources, see "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Registrants' 2017 Form 10-K.

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

The following interest rate hedges were outstanding at March 31, 2018.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	702	80	(85)	2028
Economic hedges
Interest rate swaps (d)	147	(23)	(2)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(23)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(23)	(2)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at March 31, 2018 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at March 31, 2018 is shown below.

10% Adverse Movement in Rates
PPL	$629
PPL Electric	163
LKE	171
LG&E	63
KU	94

Foreign Currency Risk (PPL)

PPL is exposed to foreign currency risk primarily through investments in and earnings of U.K. affiliates. Under its risk management program, PPL may enter into financial instruments to hedge certain foreign currency exposures, including translation risk of expected earnings, firm commitments, recognized assets or liabilities, anticipated transactions and net investments.

The following foreign currency hedges were outstanding at March 31, 2018.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Net investment hedges (b)	£140	$(1)	$(20)	2018
Economic hedges (c)	2,094	(69)	(276)	2020

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.

(c)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

•
WPD is exposed to volumetric risk which is significantly mitigated as a result of the method of regulation in the U.K. Under the RIIO-ED1 price control regulations, recovery of such exposure occurs on a two year lag. See Note 1 in PPL's 2017 Form 10-K for additional information on revenue recognition under RIIO-ED1.

•	PPL Electric, LG&E and KU are exposed to volumetric risk on retail sales, mainly due to weather and other economic conditions for which there is limited mitigation between rate cases.

Credit Risk (All Registrants)

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Risk Management - Credit Risk" in the Registrants' 2017 Form 10-K for additional information.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation gain of $117 million for the three months ended March 31, 2018, which primarily reflected a $212 million increase to PP&E and a $44 million increase to goodwill partially offset by a $125 million increase to long-term debt and a $14 million increase to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation loss of $24 million for the three months ended March 31, 2017, which primarily reflected a $46 million decrease to PP&E and $10 million decrease to goodwill partially offset by a $28 million decrease to long-term debt and a $4 million decrease to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

Acquisitions, Development and Divestitures (All Registrants)

The Registrants from time to time evaluate opportunities for potential acquisitions, divestitures and development projects. Development projects are reexamined based on market conditions and other factors to determine whether to proceed with, modify or terminate the projects. Any resulting transactions may impact future financial results. See Note 8 to the Financial Statements in the Registrants' 2017 Form 10-K for information on the more significant activities.

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

See Note 10 to the Financial Statements for a discussion of the more significant environmental matters including Legal Matters, NAAQS, Climate Change, CCRs, and ELGs. Additionally, see "Item 1. Business - Environmental Matters" in the Registrants' 2017 Form 10-K for additional information.

New Accounting Guidance (All Registrants)

See Note 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies (All Registrants)

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. The following table summarizes the accounting policies by Registrant that are particularly important to an understanding of the reported financial condition or results of operations, and require management to make estimates or other judgments of matters that are inherently uncertain. See "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrants' 2017 Form 10-K for a discussion of each critical accounting policy.

PPL
	PPL	Electric	LKE	LG&E	KU

Defined Benefits	X	X	X	X	X
Income Taxes	X	X	X	X	X
Regulatory Assets and Liabilities	X	X	X	X	X
Price Risk Management	X
Goodwill Impairment	X		X	X	X
AROs	X		X	X	X
Revenue Recognition - Unbilled Revenue			X	X	X

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2018, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding pending administrative and judicial proceedings involving tax litigation, regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2017 Form 10-K; and

•	Notes 7 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2017 Form 10-K.

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
Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

*1(b)	-	Final Terms, dated March 23, 2018, of Western Power Distribution (South Wales) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2036
*4(a)-1	-
Amended and Restated Trust Deed, relating to the £3,000,000,000 Euro Medium Term Note Programme of the Issuers, dated September 9, 2016, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee

*4(a)-2	-
Supplement Prospectus, dated March 15, 2018 to the £3,000,000,000 Euro Medium Term Note Programme, entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 15, 2017

*10(a)	-
Amendment Agreement, dated March 13, 2018, between Western Power Distribution (West Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300 million Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011 and amended and restated on July 29, 2014

*10(b)	-
Amendment Agreement, dated March 13, 2018, between Western Power Distribution (East Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300 million Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011 and amended and restated on July 29, 2014

*10(c)	-
£130,000,000 Term Facility Agreement, dated March 20, 2018, between Western Power Distribution plc and HSBC Bank plc and Mizuho Bank, Ltd., as Mandated Lead Arrangers, and Mizuho Bank, Ltd., as Facility Agent.

*10(d)	-
Amendment Agreement, dated March 21, 2018, between Western Power Distribution (South West) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Mizuho Bank, Ltd., as Facility Agent, relating to the £245 million Multicurrency Revolving Credit Facility Agreement originally dated January 12, 2012 and amended and restated on July 29, 2014

*10(e)	-	£5,000,000 Letter of Credit Facility entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 20, 2018
*10(f)	-	£75,000,000 Facility Letter entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 28, 2018
*[_]10(g)	-	Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2018, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2018, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	May 3, 2018	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	May 3, 2018	/s/ Marlene C. Beers
Marlene C. Beers Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	May 3, 2018	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)