Form 10-Q
period 2018-06-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2018-08-07
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2018.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

PPL Corporation	[ ]
PPL Electric Utilities Corporation	[ ]
LG&E and KU Energy LLC	[ ]
Louisville Gas and Electric Company	[ ]
Kentucky Utilities Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 699,570,660 shares outstanding at July 31, 2018.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 31, 2018.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2018.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at July 31, 2018.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

CPIH - Consumer Price Index including owner-occupiers' housing costs. An aggregate measure of changes in the cost of living in the U.K., including a measure of owner-occupiers' housing costs.

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

HB 487 - House Bill 487. Comprehensive Kentucky state tax legislation enacted on April 27, 2018.

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

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MPR - Mid-period review, which is a review of output requirements in RIIO-ED1 that can be initiated by Ofgem halfway through the price control covering material changes to existing outputs that can be justified by clear changes in government policy or new outputs that may be needed to meet the needs of consumers and other network users. On April 30, 2018, Ofgem decided not to engage in a mid-period review of the RIIO-ED1 price-control period.

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

VEBA - Voluntary Employee Beneficiary Association. A tax-exempt trust under the Internal Revenue Code Section 501(c)(9) used by employers to fund and pay eligible medical, life and similar benefits.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues	$1,848	$1,725	$3,974	$3,676

Operating Expenses
Operation
Fuel	189	183	403	374
Energy purchases	148	136	389	351
Other operation and maintenance	506	432	974	902
Depreciation	273	246	542	488
Taxes, other than income	74	70	157	145
Total Operating Expenses	1,190	1,067	2,465	2,260

Operating Income	658	658	1,509	1,416

Other Income (Expense) - net	234	(68)	191	(77)

Interest Expense	235	222	474	439

Income Before Income Taxes	657	368	1,226	900

Income Taxes	142	76	259	205

Net Income	$515	$292	$967	$695

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.74	$0.43	$1.39	$1.02
Diluted	$0.73	$0.43	$1.38	$1.01

Dividends Declared Per Share of Common Stock	$0.41	$0.395	$0.82	$0.79

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	699,006	683,841	696,772	682,370
Diluted	700,976	686,351	698,161	684,725

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$515	$292	$967	$695

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($2), $0, ($2), ($1)	(250)	231	(134)	207
Qualifying derivatives, net of tax of ($4), $5, $0, $7	19	(24)	(1)	(30)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	(1)	—	(1)	—
Net actuarial gain (loss), net of tax of $0, $7, $0, $7	—	(11)	(1)	(11)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $3, ($7), $1, ($7)	(19)	25	(7)	24
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	—	1	—	1
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	1	1	1
Net actuarial (gain) loss, net of tax of ($9), ($9), ($18), ($18)	34	31	70	63
Total other comprehensive income (loss)	(216)	254	(73)	255

Comprehensive income	$299	$546	$894	$950

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$967	$695
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	542	488
Amortization	34	45
Defined benefit plans - (income)	(101)	(45)
Deferred income taxes and investment tax credits	171	201
Unrealized (gains) losses on derivatives, and other hedging activities	(91)	135
Stock-based compensation expense	16	22
Other	(9)	(5)
Change in current assets and current liabilities
Accounts receivable	46	26
Accounts payable	(90)	(92)
Unbilled revenues	91	70
Fuel, materials and supplies	32	42
Prepayments	(60)	(66)
Taxes payable	28	(27)
Regulatory assets and liabilities, net	42	(19)
Accrued interest	(79)	(77)
Other current liabilities	(47)	(52)
Other	(16)	13
Other operating activities
Defined benefit plans - funding	(206)	(552)
Proceeds from transfer of excess benefit plan funds	65	—
Other assets	(67)	(1)
Other liabilities	57	(11)
Net cash provided by operating activities	1,325	790
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,527)	(1,373)
Purchase of available-for-sale securities	(65)	—
Other investing activities	(57)	(12)
Net cash used in investing activities	(1,649)	(1,385)
Cash Flows from Financing Activities
Issuance of long-term debt	584	594
Retirement of long-term debt	(250)	(60)
Issuance of common stock	147	177
Payment of common stock dividends	(558)	(529)
Net increase in short-term debt	788	554
Other financing activities	(16)	(25)
Net cash provided by financing activities	695	711
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(7)	7
Net Increase in Cash, Cash Equivalents and Restricted Cash	364	123
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	511	367
Cash, Cash Equivalents and Restricted Cash at End of Period	$875	$490

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$329	$284
Accrued expenditures for intangible assets at June 30,	$59	$56

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$852	$485
Accounts receivable (less reserve: 2018, $55; 2017, $51)
Customer	675	681
Other	66	100
Unbilled revenues	453	543
Fuel, materials and supplies	288	320
Prepayments	126	66
Price risk management assets	78	49
Other current assets	62	50
Total Current Assets	2,600	2,294

Property, Plant and Equipment
Regulated utility plant	38,999	38,228
Less: accumulated depreciation - regulated utility plant	7,083	6,785
Regulated utility plant, net	31,916	31,443
Non-regulated property, plant and equipment	370	384
Less: accumulated depreciation - non-regulated property, plant and equipment	108	110
Non-regulated property, plant and equipment, net	262	274
Construction work in progress	1,645	1,375
Property, Plant and Equipment, net	33,823	33,092

Other Noncurrent Assets
Regulatory assets	1,530	1,504
Goodwill	3,308	3,258
Other intangibles	694	697
Pension benefit asset	498	284
Price risk management assets	185	215
Other noncurrent assets	192	135
Total Other Noncurrent Assets	6,407	6,093

Total Assets	$42,830	$41,479

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$1,864	$1,080
Long-term debt due within one year	203	348
Accounts payable	804	924
Taxes	132	105
Interest	203	282
Dividends	287	273
Customer deposits	271	292
Regulatory liabilities	137	95
Other current liabilities	547	624
Total Current Liabilities	4,448	4,023

Long-term Debt	20,217	19,847

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,632	2,462
Investment tax credits	128	129
Accrued pension obligations	665	800
Asset retirement obligations	297	312
Regulatory liabilities	2,747	2,704
Other deferred credits and noncurrent liabilities	456	441
Total Deferred Credits and Other Noncurrent Liabilities	6,925	6,848

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	10,462	10,305
Earnings reinvested	4,266	3,871
Accumulated other comprehensive loss	(3,495)	(3,422)
Total Equity	11,240	10,761

Total Liabilities and Equity	$42,830	$41,479

(a)	1,560,000 shares authorized; 699,128 and 693,398 shares issued and outstanding at June 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761
Common stock issued	5,730		163			163
Stock-based compensation			(6)			(6)
Net income				967		967
Dividends and dividend equivalents				(572)		(572)
Other comprehensive income (loss)					(73)	(73)
June 30, 2018	699,128	$7	$10,462	$4,266	$(3,495)	$11,240

December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899
Common stock issued	5,742		202			202
Stock-based compensation			(20)			(20)
Net income				695		695
Dividends and dividend equivalents				(541)		(541)
Other comprehensive income (loss)					255	255
June 30, 2017	685,473	$7	$10,023	$3,983	$(3,523)	$10,490

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues	$517	$500	$1,156	$1,073

Operating Expenses
Operation
Energy purchases	115	107	276	253
Other operation and maintenance	159	139	292	302
Depreciation	88	76	173	151
Taxes, other than income	22	23	54	52
Total Operating Expenses	384	345	795	758

Operating Income	133	155	361	315

Other Income (Expense) - net	7	4	13	4

Interest Income from Affiliate	1	1	1	1

Interest Expense	39	36	76	69

Income Before Income Taxes	102	124	299	251

Income Taxes	27	47	76	95

Net Income (a)	$75	$77	$223	$156

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$223	$156
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	173	151
Amortization	11	15
Defined benefit plans - expense	—	7
Deferred income taxes and investment tax credits	53	84
Other	(9)	(4)
Change in current assets and current liabilities
Accounts receivable	37	13
Accounts payable	(60)	(59)
Unbilled revenues	30	17
Prepayments	(47)	(52)
Regulatory assets and liabilities, net	(27)	(12)
Taxes payable	(1)	(4)
Other	1	(6)
Other operating activities
Defined benefit plans - funding	(28)	(24)
Other assets	(41)	(4)
Other liabilities	49	1
Net cash provided by operating activities	364	279

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(518)	(550)
Net decrease in notes receivable from affiliate	—	(270)
Other investing activities	(3)	(4)
Net cash used in investing activities	(521)	(824)

Cash Flows from Financing Activities
Issuance of long-term debt	398	470
Contributions from parent	425	575
Payment of common stock dividends to parent	(222)	(154)
Net decrease in short-term debt	—	(295)
Other financing activities	(4)	(5)
Net cash provided by financing activities	597	591

Net Increase in Cash, Cash Equivalents and Restricted Cash	440	46
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	15
Cash, Cash Equivalents and Restricted Cash at End of Period	$491	$61

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$180	$157

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$489	$49
Accounts receivable (less reserve: 2018, $27; 2017, $24)
Customer	289	279
Other	23	71
Accounts receivable from affiliates	11	—
Unbilled revenues	97	127
Materials and supplies	28	34
Prepayments	53	6
Regulatory assets	16	16
Other current assets	13	6
Total Current Assets	1,019	588

Property, Plant and Equipment
Regulated utility plant	11,140	10,785
Less: accumulated depreciation - regulated utility plant	2,815	2,778
Regulated utility plant, net	8,325	8,007
Construction work in progress	586	508
Property, Plant and Equipment, net	8,911	8,515

Other Noncurrent Assets
Regulatory assets	737	709
Intangibles	260	259
Other noncurrent assets	56	11
Total Other Noncurrent Assets	1,053	979

Total Assets	$10,983	$10,082

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Accounts payable	$374	$386
Accounts payable to affiliates	29	31
Taxes	7	8
Interest	37	36
Regulatory liabilities	66	86
Other current liabilities	99	98
Total Current Liabilities	612	645

Long-term Debt	3,693	3,298

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,225	1,154
Accrued pension obligations	212	246
Regulatory liabilities	692	668
Other deferred credits and noncurrent liabilities	131	79
Total Deferred Credits and Other Noncurrent Liabilities	2,260	2,147

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,154	2,729
Earnings reinvested	900	899
Total Equity	4,418	3,992

Total Liabilities and Equity	$10,983	$10,082

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	66,368	$364	$2,729	$899	$3,992
Net income				223	223
Capital contributions from PPL			425		425
Dividends declared on common stock				(222)	(222)
June 30, 2018	66,368	$364	$3,154	$900	$4,418

December 31, 2016	66,368	$364	$2,154	$873	$3,391
Net income				156	156
Capital contributions from PPL			575		575
Dividends declared on common stock				(154)	(154)
June 30, 2017	66,368	$364	$2,729	$875	$3,968

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues	$743	$723	$1,615	$1,532

Operating Expenses
Operation
Fuel	189	183	403	374
Energy purchases	33	29	113	98
Other operation and maintenance	211	192	416	397
Depreciation	118	105	235	210
Taxes, other than income	18	16	35	32
Total Operating Expenses	569	525	1,202	1,111

Operating Income	174	198	413	421

Other Income (Expense) - net	1	(4)	(2)	(8)

Interest Expense	52	50	102	99

Interest Expense with Affiliate	6	4	11	8

Income Before Income Taxes	117	140	298	306

Income Taxes	31	53	70	116

Net Income	$86	$87	$228	$190

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$86	$87	$228	$190

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $7, $0, $7	1	(11)	—	(11)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	—	—	—	1
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	1	1	1	1
Net actuarial (gain) loss, net of tax of $0, ($1), ($1), ($2)	(1)	1	1	2
Total other comprehensive income (loss)	1	(9)	2	(7)

Comprehensive income	$87	$78	$230	$183

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$228	$190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	235	210
Amortization	9	14
Defined benefit plans - expense	8	12
Deferred income taxes and investment tax credits	30	91
Other	(1)	—
Change in current assets and current liabilities
Accounts receivable	16	13
Accounts payable	(10)	(28)
Accounts payable to affiliates	1	—
Unbilled revenues	40	23
Fuel, materials and supplies	26	41
Regulatory assets and liabilities, net	69	(7)
Taxes payable	(25)	3
Other	(40)	(14)
Other operating activities
Defined benefit plans - funding	(122)	(29)
Expenditures for asset retirement obligations	(26)	(12)
Other assets	(1)	(2)
Other liabilities	3	6
Net cash provided by operating activities	440	511
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(564)	(355)
Net cash used in investing activities	(564)	(355)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	(126)	(4)
Issuance of long-term debt with affiliate	250	—
Issuance of long-term debt	100	60
Retirement of long-term debt	—	(60)
Distributions to member	(161)	(218)
Net increase in short-term debt	72	73
Other financing activities	(2)	(1)
Net cash provided by (used in) financing activities	133	(150)
Net Increase in Cash and Cash Equivalents	9	6
Cash and Cash Equivalents at Beginning of Period	30	13
Cash and Cash Equivalents at End of Period	$39	$19

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$112	$83

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$39	$30
Accounts receivable (less reserve: 2018, $26; 2017, $25)
Customer	229	246
Other	45	44
Unbilled revenues	163	203
Fuel, materials and supplies	229	254
Prepayments	31	25
Regulatory assets	11	18
Other current assets	6	8
Total Current Assets	753	828

Property, Plant and Equipment
Regulated utility plant	13,346	13,187
Less: accumulated depreciation - regulated utility plant	1,955	1,785
Regulated utility plant, net	11,391	11,402
Construction work in progress	880	627
Property, Plant and Equipment, net	12,271	12,029

Other Noncurrent Assets
Regulatory assets	793	795
Goodwill	996	996
Other intangibles	82	86
Other noncurrent assets	75	68
Total Other Noncurrent Assets	1,946	1,945

Total Assets	$14,970	$14,802

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	June 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$316	$244
Long-term debt due within one year	203	98
Notes payable with affiliates	99	225
Accounts payable	266	338
Accounts payable to affiliates	8	7
Customer deposits	59	58
Taxes	41	66
Price risk management liabilities	4	4
Regulatory liabilities	71	9
Interest	32	32
Asset retirement obligations	84	85
Other current liabilities	124	161
Total Current Liabilities	1,307	1,327

Long-term Debt
Long-term debt	4,657	4,661
Long-term debt to affiliate	650	400
Total Long-term Debt	5,307	5,061

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	878	866
Investment tax credits	127	129
Price risk management liabilities	17	22
Accrued pension obligations	259	365
Asset retirement obligations	248	271
Regulatory liabilities	2,055	2,036
Other deferred credits and noncurrent liabilities	140	162
Total Deferred Credits and Other Noncurrent Liabilities	3,724	3,851

Commitments and Contingent Liabilities (Notes 7 and 10)

Member's Equity	4,632	4,563

Total Liabilities and Equity	$14,970	$14,802

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2017	$4,563
Net income	228
Distributions to member	(161)
Other comprehensive income	2
June 30, 2018	$4,632

December 31, 2016	$4,667
Net income	190
Distributions to member	(218)
Other comprehensive income	(7)
June 30, 2017	$4,632

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues
Retail and wholesale	$331	$320	$738	$694
Electric revenue from affiliate	4	4	16	21
Total Operating Revenues	335	324	754	715

Operating Expenses
Operation
Fuel	72	69	151	149
Energy purchases	28	25	104	89
Energy purchases from affiliate	2	3	8	5
Other operation and maintenance	93	86	182	171
Depreciation	49	45	97	89
Taxes, other than income	9	9	18	17
Total Operating Expenses	253	237	560	520

Operating Income	82	87	194	195

Other Income (Expense) - net	(1)	1	(2)	(3)

Interest Expense	19	19	37	36

Income Before Income Taxes	62	69	155	156

Income Taxes	12	27	33	60

Net Income (a)	$50	$42	$122	$96

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$122	$96
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	97	89
Amortization	7	7
Defined benefit plans - expense	2	3
Deferred income taxes and investment tax credits	18	57
Change in current assets and current liabilities
Accounts receivable	11	9
Accounts receivable from affiliates	6	11
Accounts payable	(12)	(17)
Accounts payable to affiliates	(3)	(3)
Unbilled revenues	24	14
Fuel, materials and supplies	31	33
Regulatory assets and liabilities, net	32	(3)
Taxes payable	(2)	(23)
Other	(7)	—
Other operating activities
Defined benefit plans - funding	(57)	(3)
Expenditures for asset retirement obligations	(10)	(7)
Other liabilities	(4)	1
Net cash provided by operating activities	255	264
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(296)	(177)
Net cash used in investing activities	(296)	(177)
Cash Flows from Financing Activities
Issuance of long-term debt	100	60
Retirement of long-term debt	—	(60)
Net increase (decrease) in short-term debt	(16)	38
Payment of common stock dividends to parent	(81)	(122)
Contributions from parent	43	—
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	45	(85)
Net Increase in Cash and Cash Equivalents	4	2
Cash and Cash Equivalents at Beginning of Period	15	5
Cash and Cash Equivalents at End of Period	$19	$7

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$57	$40

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$19	$15
Accounts receivable (less reserve: 2018, $1; 2017, $1)
Customer	104	116
Other	14	13
Unbilled revenues	67	91
Accounts receivable from affiliates	18	24
Fuel, materials and supplies	100	131
Prepayments	16	11
Regulatory assets	11	12
Other current assets	2	3
Total Current Assets	351	416

Property, Plant and Equipment
Regulated utility plant	5,653	5,587
Less: accumulated depreciation - regulated utility plant	678	614
Regulated utility plant, net	4,975	4,973
Construction work in progress	455	305
Property, Plant and Equipment, net	5,430	5,278

Other Noncurrent Assets
Regulatory assets	406	411
Goodwill	389	389
Other intangibles	50	53
Other noncurrent assets	23	12
Total Other Noncurrent Assets	868	865

Total Assets	$6,649	$6,559

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$183	$199
Long-term debt due within one year	194	98
Accounts payable	132	179
Accounts payable to affiliates	21	23
Customer deposits	28	27
Taxes	23	25
Price risk management liabilities	4	4
Regulatory liabilities	34	3
Interest	11	11
Asset retirement obligations	17	24
Other current liabilities	47	52
Total Current Liabilities	694	645

Long-term Debt	1,614	1,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	581	572
Investment tax credits	34	35
Price risk management liabilities	17	22
Accrued pension obligations	—	45
Asset retirement obligations	95	97
Regulatory liabilities	922	919
Other deferred credits and noncurrent liabilities	81	86
Total Deferred Credits and Other Noncurrent Liabilities	1,730	1,776

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,755	1,712
Earnings reinvested	432	391
Total Equity	2,611	2,527

Total Liabilities and Equity	$6,649	$6,559

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at June 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	21,294	$424	$1,712	$391	$2,527
Net income				122	122
Capital contributions from LKE			43		43
Cash dividends declared on common stock				(81)	(81)
June 30, 2018	21,294	$424	$1,755	$432	$2,611

December 31, 2016	21,294	$424	$1,682	$370	$2,476
Net income				96	96
Cash dividends declared on common stock				(122)	(122)
June 30, 2017	21,294	$424	$1,682	$344	$2,450

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Revenues
Retail and wholesale	$412	$403	$877	$838
Electric revenue from affiliate	2	3	8	5
Total Operating Revenues	414	406	885	843

Operating Expenses
Operation
Fuel	117	114	252	225
Energy purchases	5	4	9	9
Energy purchases from affiliate	4	4	16	21
Other operation and maintenance	112	100	217	208
Depreciation	70	61	138	121
Taxes, other than income	9	7	17	15
Total Operating Expenses	317	290	649	599

Operating Income	97	116	236	244

Other Income (Expense) - net	3	(2)	—	(4)

Interest Expense	25	24	50	48

Income Before Income Taxes	75	90	186	192

Income Taxes	14	34	38	73

Net Income (a)	$61	$56	$148	$119

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$148	$119
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	138	121
Amortization	2	6
Defined benefit plans - expense	—	2
Deferred income taxes and investment tax credits	9	70
Other	(1)	—
Change in current assets and current liabilities
Accounts receivable	4	5
Accounts payable	11	(1)
Accounts payable to affiliates	(12)	(15)
Unbilled revenues	16	9
Fuel, materials and supplies	(5)	8
Regulatory assets and liabilities, net	37	(4)
Taxes payable	4	(29)
Other	(11)	(9)
Other operating activities
Defined benefit plans - funding	(52)	(21)
Expenditures for asset retirement obligations	(16)	(5)
Other assets	(1)	(3)
Other liabilities	3	4
Net cash provided by operating activities	274	257
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(266)	(177)
Net cash used in investing activities	(266)	(177)
Cash Flows from Financing Activities
Net increase in short-term debt	88	35
Payment of common stock dividends to parent	(136)	(110)
Contributions from parent	45	—
Net cash used in financing activities	(3)	(75)
Net Increase in Cash and Cash Equivalents	5	5
Cash and Cash Equivalents at Beginning of Period	15	7
Cash and Cash Equivalents at End of Period	$20	$12

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at June 30,	$55	$43

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$20	$15
Accounts receivable (less reserve: 2018, $1; 2017, $1)
Customer	125	130
Other	31	30
Unbilled revenues	96	112
Fuel, materials and supplies	129	123
Prepayments	15	14
Regulatory assets	—	6
Other current assets	4	5
Total Current Assets	420	435

Property, Plant and Equipment
Regulated utility plant	7,683	7,592
Less: accumulated depreciation - regulated utility plant	1,275	1,170
Regulated utility plant, net	6,408	6,422
Construction work in progress	424	321
Property, Plant and Equipment, net	6,832	6,743

Other Noncurrent Assets
Regulatory assets	387	384
Goodwill	607	607
Other intangibles	32	33
Other noncurrent assets	75	52
Total Other Noncurrent Assets	1,101	1,076

Total Assets	$8,353	$8,254

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	June 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$133	$45
Long-term debt due within one year	9	—
Accounts payable	121	137
Accounts payable to affiliates	42	53
Customer deposits	31	31
Taxes	23	19
Regulatory liabilities	37	6
Interest	16	16
Asset retirement obligations	67	61
Other current liabilities	35	46
Total Current Liabilities	514	414

Long-term Debt	2,320	2,328

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	690	691
Investment tax credits	93	94
Accrued pension obligations	—	36
Asset retirement obligations	153	174
Regulatory liabilities	1,133	1,117
Other deferred credits and noncurrent liabilities	36	43
Total Deferred Credits and Other Noncurrent Liabilities	2,105	2,155

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,661	2,616
Earnings reinvested	445	433
Total Equity	3,414	3,357

Total Liabilities and Equity	$8,353	$8,254

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at June 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2017	37,818	$308	$2,616	$433	$—	$3,357
Capital contributions from LKE			45			45
Net income				148		148
Cash dividends declared on common stock				(136)		(136)
June 30, 2018	37,818	$308	$2,661	$445	$—	$3,414

December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323
Net income				119		119
Cash dividends declared on common stock				(110)		(110)
Other comprehensive income (loss)					1	1
June 30, 2017	37,818	$308	$2,616	$409	$—	$3,333

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2017 is derived from that Registrant's 2017 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2017 Form 10-K. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each indicated Registrant's 2017 Form 10-K and should be read in conjunction with those disclosures.

New Accounting Guidance Adopted (All Registrants)

Accounting for Revenue from Contracts with Customers

Effective January 1, 2018, the Registrants adopted accounting guidance that establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Registrants adopted this guidance using the modified retrospective transition method. No cumulative effect adjustment was required as of the January 1, 2018 adoption date.

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

For PPL, the non-service cost components of net periodic benefit costs were in a net credit position for the three and six months ended June 30, 2018. The non-service cost credits that would have been capitalized under previous guidance, but are now recorded as income within "Other Income (Expense) - net," were $6 million ($5 million after-tax or $0.01 per share) and $11 million ($9 million after-tax or $0.01 per share) for the three and six months ended June 30, 2018. For PPL Electric, LG&E and KU, non-service costs or credits that would have been capitalized under previous guidance are now recognized as a regulatory asset or regulatory liability, as applicable, in accordance with regulatory approvals.

The following provides the non-service cost components of net periodic benefits (costs) or credits presented in "Other Income (Expense) - net" in 2018 and reclassified from "Other operation and maintenance" to "Other Income (Expense) - net" in 2017 on the Statements of Income as a result of the adoption.

	Three Months		Six Months
	2018	2017	2018	2017
PPL	$66	$44	$134	$82
PPL Electric	1	1	3	—
LKE	—	—	2	(2)
LG&E	(2)	—	(1)	(2)
KU	1	—	2	(1)

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cash and cash equivalents	$852	$485	$489	$49
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	20	23	—	—
Total Cash, Cash Equivalents and Restricted Cash	$875	$511	$491	$51

(a)
Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2017 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended June 30 are as follows:

	Three Months		Six Months
	2018	2017	2018	2017
Operating Revenues from external customers
U.K. Regulated	$584	$502	$1,199	$1,070
Kentucky Regulated	743	723	1,615	1,532
Pennsylvania Regulated	517	500	1,156	1,073
Corporate and Other	4	—	4	1
Total	$1,848	$1,725	$3,974	$3,676

Net Income
U.K. Regulated (a)	$394	$148	$591	$434
Kentucky Regulated	77	79	210	174
Pennsylvania Regulated	75	77	223	156
Corporate and Other	(31)	(12)	(57)	(69)
Total	$515	$292	$967	$695

(a)	Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 14 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	June 30, 2018	December 31, 2017
Assets
U.K. Regulated (a)	$16,839	$16,813
Kentucky Regulated	14,636	14,468
Pennsylvania Regulated	10,995	10,082
Corporate and Other (b)	360	116
Total	$42,830	$41,479

(a)	Includes $12.6 billion and $12.5 billion of net PP&E as of June 30, 2018 and December 31, 2017. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E, goodwill and the elimination of inter-segment transactions.

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

DUoS revenues result from WPD charging licensed third-party energy suppliers for their use of WPD’s distribution systems to deliver energy to their customers. WPD satisfies its performance obligation and DUoS revenue is recognized over-time as electricity is delivered. The amount of revenue recognized is based on actual and forecasted volumes of electricity delivered during the period multiplied by a per-unit energy tariff, plus fixed charges. This method of recognition fairly presents WPD's transfer of electric service to the customer as the calculation is based on volumes, and the tariff rate is set by WPD using a methodology prescribed by Ofgem. Customers are billed monthly and outstanding amounts are typically due within 14 days of the invoice date.

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

LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. Revenue from these activities is generated from tariffs approved by applicable regulatory authorities including the FERC, KPSC and VSCC. LG&E and KU satisfy their performance obligations upon LG&E's and KU's delivery of electricity and LG&E's delivery of natural gas to customers. This revenue is recognized over-time as the customer simultaneously receives and consumes the benefits provided by LG&E and KU. The amount of revenue recognized is the billed volume of electricity or natural gas delivered multiplied by a tariff rate per-unit of energy, plus any applicable fixed charges or additional regulatory mechanisms. Customers are billed monthly and outstanding amounts are typically due within 22 days of the date of the bill. Additionally, unbilled revenues are recognized as a result of customers' bills rendered throughout the month, rather than bills being rendered at the end of the month. Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh or Mcf delivered but not yet billed by the estimated average cents per kWh or Mcf. Any difference between estimated and actual revenues is adjusted the following month when the previous unbilled estimate is reversed and actual billings occur. This method of recognition fairly presents LG&E's and KU's transfer of electricity and LG&E's transfer of natural gas to the customer as the amount recognized is based on actual and estimated volumes delivered and the tariff rate per-unit of energy and any applicable fixed charges or regulatory mechanisms as set by the respective regulatory body.

LG&E's and KU's customers generally have no minimum purchase commitment. Performance obligations are limited to the service requested and received to date. Accordingly, there is no unsatisfied performance obligation associated with these customers.

(All Registrants)

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended June 30, 2018.

	Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,848	$517	$743	$335	$414
Revenues derived from:
Alternative revenue programs (b)	9	—	9	6	3
Other (c)	(13)	(2)	(4)	(2)	(2)
Revenues from Contracts with Customers	$1,844	$515	$748	$339	$415

	Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$3,974	$1,156	$1,615	$754	$885
Revenues derived from:
Alternative revenue programs (b)	41	2	39	20	19
Other (c)	(28)	(6)	(9)	(3)	(6)
Revenues from Contracts with Customers	$3,987	$1,152	$1,645	$771	$898

(a)
PPL includes $584 million and $1,199 million for the three and six months ended June 30, 2018 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

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

As discussed in Note 2 in PPL's 2017 Form 10-K, PPL's segments are segmented by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the table above. For PPL Electric, revenues from contracts with customers are further disaggregated by distribution and transmission, which were $414 million and $101 million for the three months ended June 30, 2018 and $946 million and $206 million for the six months ended June 30, 2018.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended June 30, 2018.

	Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$547	$—	$—	$—	$—
Residential	588	300	288	146	142
Commercial	296	89	207	107	100
Industrial	155	12	143	45	98
Other (b)	114	13	67	30	37
Wholesale - municipal	31	—	31	—	31
Wholesale - other (c)	12	—	12	11	7
Transmission	101	101	—	—	—
Revenues from Contracts with Customers	$1,844	$515	$748	$339	$415

	Six Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,131	$—	$—	$—	$—
Residential	1,392	708	684	343	341
Commercial	621	187	434	231	203
Industrial	310	25	285	89	196
Other (b)	220	26	135	61	74
Wholesale - municipal	61	—	61	—	61
Wholesale - other (c)	46	—	46	47	23
Transmission	206	206	—	—	—
Revenues from Contracts with Customers	$3,987	$1,152	$1,645	$771	$898

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting and other public authorities.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable balances that were impaired for the periods ended June 30, 2018.

	Three Months	Six Months
PPL	$3	$13
PPL Electric	3	10
LKE	1	3
LG&E	—	1
KU	1	2

The following table shows the balances of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities as of December 31, 2017	$29	$19	$8	$4	$4
Contract liabilities as of June 30, 2018	38	14	8	4	3

The following table shows the revenue recognized during the period ended June 30, 2018 that was included in the contract liability balance at December 31, 2017.

Six Months
PPL	$18
PPL Electric	8
LKE	8
LG&E	4
KU	4

Contract liabilities result from recording contractual billings in advance for customer attachments to the Registrants' infrastructure and payments received in excess of revenues earned to date. Advanced billings for customer attachments are recognized as revenue ratably over the billing period. Payments received in excess of revenues earned to date are recognized as revenue as services are delivered in subsequent periods.

At June 30, 2018, PPL had $70 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $50 million within the next 12 months.

5. Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the applicable period. Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding, increased by incremental shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares as calculated using the Treasury Stock Method. Incremental non-participating securities that have a dilutive impact are detailed in the table below. In 2018, these securities also included the PPL common stock forward sale agreements. See Note 8 for additional information on these agreements. The forward sale agreements are dilutive under the Treasury Stock Method to the extent the average stock price of PPL's common shares exceeds the forward sale price prescribed in the agreements.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended June 30 used in the EPS calculation are:

	Three Months		Six Months
	2018	2017	2018	2017
Income (Numerator)
Net income	$515	$292	$967	$695
Less amounts allocated to participating securities	—	—	1	1
Net income available to PPL common shareowners - Basic and Diluted	$515	$292	$966	$694

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	699,006	683,841	696,772	682,370
Add incremental non-participating securities:
Share-based payment awards	173	2,510	491	2,355
Forward sale agreements	1,797	—	898	—
Weighted-average shares - Diluted EPS	700,976	686,351	698,161	684,725

Basic EPS
Net Income available to PPL common shareowners	$0.74	$0.43	$1.39	$1.02

Diluted EPS
Net Income available to PPL common shareowners	$0.73	$0.43	$1.38	$1.01

For the periods ended June 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Six Months
	2018	2017	2018	2017
Stock-based compensation plans (a)	12	564	488	1,451
DRIP	526	369	1,011	814

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock units and conversion of stock units granted to directors.

See Note 8 for additional information on common stock issued under the ATM Program.

For the periods ended June 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Six Months
	2018	2017	2018	2017
Stock options	441	696	336	696
Restricted stock units	23	—	21	—

6. Income Taxes

Reconciliations of income taxes for the periods ended June 30 are as follows.

(PPL)
	Three Months		Six Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$138	$129	$257	$315
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	10	10	25	23
Valuation allowance adjustments	5	—	12	5
Impact of lower U.K. income tax rates relative to U.S. income tax rates (a)	(6)	(40)	(13)	(88)
U.S. income tax on foreign earnings - net of foreign tax credit (a) (b)	—	(7)	1	(16)
Federal and state tax reserve adjustments	3	—	3	—
Impact of the U.K. Finance Acts	(2)	(6)	(3)	(9)
Depreciation and other items not normalized	(2)	(2)	(4)	(5)
Amortization of excess deferred income taxes (a)	(9)	—	(19)	—
Deferred tax impact of state tax reform (c)	9	—	9	—
Interest benefit on U.K. financing entities	(4)	(4)	(9)	(8)
Stock-based compensation	—	(4)	1	(7)
Other	—	—	(1)	(5)
Total increase (decrease)	4	(53)	2	(110)
Total income taxes	$142	$76	$259	$205

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
Lower income taxes in 2017 primarily due to the tax benefit of accelerated pension contributions made in the first quarter of 2017. The related tax benefit was recognized over the annual period as a result of utilizing an estimated annual effective tax rate.

(c)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(PPL Electric)
	Three Months		Six Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$22	$44	$63	$88
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	8	9	24	17
Depreciation and other items not normalized	(1)	(2)	(3)	(4)
Amortization of excess deferred income taxes (a)	(3)	—	(8)	—
Stock-based compensation	—	(3)	—	(5)
Other	1	(1)	—	(1)
Total increase (decrease)	5	3	13	7
Total income taxes	$27	$47	$76	$95

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(LKE)
	Three Months		Six Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$25	$49	$63	$107
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (b)	3	5	11	11
Deferred tax impact of state tax reform (c)	9	—	9	—
Amortization of excess deferred income taxes (a)	(6)	—	(11)	—
Other	—	(1)	(2)	(2)
Total increase (decrease)	6	4	7	9
Total income taxes	$31	$53	$70	$116

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(c)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(LG&E)
	Three Months		Six Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$13	$24	$33	$55
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (b)	2	3	6	6
Amortization of excess deferred income taxes (a)	(3)	—	(5)	—
Other	—	—	(1)	(1)
Total increase (decrease)	(1)	3	—	5
Total income taxes	$12	$27	$33	$60

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(KU)
	Three Months		Six Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$16	$32	$39	$67
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (b)	2	3	7	7
Amortization of excess deferred income taxes (a)	(3)	—	(6)	—
Other	(1)	(1)	(2)	(1)
Total increase (decrease)	(2)	2	(1)	6
Total income taxes	$14	$34	$38	$73

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

Kentucky State Tax Reform (All Registrants)

HB 487, which became law on April 27, 2018, provides for significant changes to the Kentucky tax code including (1) adopting mandatory combined reporting for corporate members of unitary business groups for taxable years beginning on or after January 1, 2019 (members of a unitary business group may make an eight-year binding election to file consolidated corporate income tax returns with all members of their federal affiliated group) and (2) a reduction in the Kentucky corporate income tax rate from 6% to 5% for taxable years beginning after December 31, 2017. LKE recognized a deferred tax charge of $9 million in the second quarter of 2018 primarily associated with the remeasurement of non-regulated accumulated deferred income tax balances.

As indicated in Note 1 in the Registrants' 2017 Form 10-K, LG&E’s and KU’s accounting for income taxes is impacted by rate regulation. Therefore, reductions in regulated accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers in future periods. In the second quarter of 2018, LG&E and KU recorded the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, as an increase in regulatory liabilities of $16 million and $19 million. LG&E and KU continue to evaluate other impacts of Kentucky state tax reform along with the associated regulatory considerations. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

U.S. Tax Reform (All Registrants)

On August 1, 2018, the Department of Treasury and the IRS issued proposed regulations under Internal Revenue Code Section 965 to provide guidance relating to the transition tax upon the mandatory deemed repatriation of certain deferred foreign earnings. On August 3, 2018, the Department of Treasury and the IRS also issued proposed regulations on the new 100 percent depreciation deduction effective for assets placed in service after September 27, 2017. The Registrants are currently reviewing the proposed regulations to determine what impact the newly issued guidance may have on their financial statements.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current Regulatory Assets:
Environmental cost recovery	$—	$5	$—	$—
Generation formula rate	—	6	—	—
Smart meter rider	15	15	15	15
Plant outage costs	6	3	—	—
Gas supply clause	5	4	—	—
Other	1	1	1	1
Total current regulatory assets (a)	$27	$34	$16	$16

Noncurrent Regulatory Assets:
Defined benefit plans	$857	$880	$491	$504
Taxes recoverable through future rates	3	3	3	3
Storm costs (b)	47	33	21	—
Unamortized loss on debt	49	54	25	29
Interest rate swaps	21	26	—	—
Terminated interest rate swaps	89	92	—	—
Accumulated cost of removal of utility plant	182	173	182	173
AROs	260	234	—	—
Act 129 compliance rider	15	—	15	—
Other	7	9	—	—
Total noncurrent regulatory assets	$1,530	$1,504	$737	$709

	PPL		PPL Electric
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current Regulatory Liabilities:
Generation supply charge	$30	$34	$30	$34
Transmission service charge	4	9	4	9
Environmental cost recovery	25	1	—	—
Universal service rider	20	26	20	26
Transmission formula rate	11	9	11	9
Fuel adjustment clause	5	3	—	—
TCJA customer refund (c)	33	—	—	—
Storm damage expense rider	1	8	1	8
Other	8	5	—	—
Total current regulatory liabilities	$137	$95	$66	$86

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$678	$677	$—	$—
Power purchase agreement - OVEC (d)	64	68	—	—
Net deferred taxes (e)	1,858	1,853	652	668
Defined benefit plans	31	27	—	—
Terminated interest rate swaps	72	74	—	—
TCJA customer refund (f)	37	—	37	—
Other	7	5	3	—
Total noncurrent regulatory liabilities	$2,747	$2,704	$692	$668

	LKE		LG&E		KU
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current Regulatory Assets:
Environmental cost recovery	$—	$5	$—	$5	$—	$—
Generation formula rate	—	6	—	—	—	6
Plant outage costs	6	3	6	3	—	—
Gas supply clause	5	4	5	4	—	—
Total current regulatory assets	$11	$18	$11	$12	$—	$6

Noncurrent Regulatory Assets:
Defined benefit plans	$366	$376	$231	$234	$135	$142
Storm costs	26	33	14	18	12	15
Unamortized loss on debt	24	25	15	16	9	9
Interest rate swaps	21	26	21	26	—	—
Terminated interest rate swaps	89	92	52	54	37	38
AROs	260	234	71	61	189	173
Other	7	9	2	2	5	7
Total noncurrent regulatory assets	$793	$795	$406	$411	$387	$384

	LKE		LG&E		KU
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Current Regulatory Liabilities:
Environmental cost recovery	$25	$1	$14	$—	$11	$1
Fuel adjustment clause	5	3	1	—	4	3
Gas line tracker	2	3	2	3	—	—
TCJA customer refund (c)	33	—	15	—	18	—
Other	6	2	2	—	4	2
Total current regulatory liabilities	$71	$9	$34	$3	$37	$6

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$678	$677	$280	$282	$398	395
Power purchase agreement - OVEC (d)	64	68	44	47	20	21
Net deferred taxes (e)	1,206	1,185	561	552	645	633
Defined benefit plans	31	27	—	—	31	27
Terminated interest rate swaps	72	74	36	37	36	37
Other	4	5	1	1	3	4
Total noncurrent regulatory liabilities	$2,055	$2,036	$922	$919	$1,133	$1,117

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)	Storm costs incurred in PPL Electric's territory from a March 2018 storm will be amortized from 2019 through 2021.

(c)
Relates to estimated amounts owed to LG&E and KU customers as a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, effective January 1, 2018. Amounts owed will be distributed through the TCJA bill credit.

(d)	This liability was recorded as an offset to an intangible asset that was recorded at fair value upon the acquisition of LKE by PPL.

(e)
Primarily relates to excess deferred taxes recorded as a result of the TCJA, which reduced the U.S. federal corporate income tax rate effective January 1, 2018, requiring deferred tax balances and the associated regulatory liabilities to be remeasured as of December 31, 2017. LG&E and KU began distributing amounts through the TCJA bill credit effective April 1, 2018.

(f)
Relates to amounts owed to PPL Electric customers as a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, for the period of January 1, 2018 through June 30, 2018 which is not yet reflected in customer rates. The distribution method back to customers of this liability must be proposed to the PUC at the earlier of May 2021 or PPL Electric’s next rate case.

Regulatory Matters

Kentucky Activities

(PPL, LKE, LG&E and KU)

CPCN Filing

On January 10, 2018, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to implement Advanced Metering Systems across their Kentucky service territories, including gas operations for LG&E. The full deployment is expected to be completed in 2021 with estimated capital costs of $155 million and $104 million for KU and LG&E electric service and $62 million for LG&E gas service. The full Advanced Metering Systems deployment is expected to result in incremental operation and maintenance costs during the deployment phase of $17 million and $11 million for KU and LG&E electric service and $3 million for LG&E gas service. A hearing on this matter was held July 24, 2018. LG&E and KU cannot predict the outcome of this proceeding.

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

On January 29, 2018, LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General reached a settlement agreement to commence returning savings related to the TCJA to their customers through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues ($70 million through the new bill credit and $21 million through existing rate mechanisms), $69 million in LG&E electricity revenues ($49 million through the new bill credit and $20 million through existing rate mechanisms) and $17 million in LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. Ongoing tax savings are also expected to be addressed in LG&E's and KU's next Kentucky base rate case. LG&E and KU have indicated their intent to file an application for base rate changes during 2018 to be effective during spring 2019.

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

On March 28, 2018, the KPSC issued an Order granting LG&E's and KU's request for reconsideration and amending its March 20, 2018 Order by suspending the approved rates, allowing LG&E and KU, on an interim basis, to return savings related to the TCJA at the rates agreed to in the January 29, 2018 settlement. On March 30, 2018, following receipt of the Attorney General's response, the KPSC issued an Order amending its March 28, 2018 Order to allow the parties to raise any relevant issues related to the TCJA. A hearing on this matter was held May 24, 2018. Post-hearing briefs have been filed and the case is now submitted to the KPSC for a decision.

LG&E and KU cannot predict the outcome of these proceedings.

Additionally, on January 8, 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate. On March 22, 2018, KU reached a settlement agreement regarding its rate case in Virginia. New rates, inclusive of TCJA impacts, were effective June 1, 2018. The settlement also stipulates that actual tax savings for the five month period prior to new rates taking effect would be addressed through KU's annual information filing for calendar year 2018. On May 8, 2018, the VSCC approved the settlement agreement. The TCJA and rate case are not expected to have a significant impact on KU's financial condition or results of operations related to Virginia.

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

(PPL and PPL Electric)

Pennsylvania Activities

TCJA Impact on PPL Electric Rates

On February 12, 2018, the PUC issued a Secretarial Letter requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order to allow time to determine the manner in which rates could be adjusted in response to the TCJA. The PUC issued another Temporary Rates Order on May 17, 2018 to address the impact of the TCJA and indicated that utilities without a currently pending general rate proceeding would receive a utility specific order. The PUC issued an Order specific to PPL Electric on May 17, 2018 which required PPL Electric to file a tariff or tariff supplement by June 15, 2018 to establish (a) temporary rates to include a negative surcharge of 0.56%, which was based on PPL Electric's 2017 taxable income, to be effective July 1, 2018, and (b) to record a deferred regulatory liability to reflect the tax savings associated with the TCJA for the period January 1 through June 30, 2018. On June 8, 2018, PPL Electric submitted a petition to the PUC to increase the negative surcharge proposed in the May 17, 2018 Order from 0.56% to 7.05% to reflect the estimated 2018 tax savings associated with the TCJA. The PUC approved PPL Electric's petition on June 14, 2018 and PPL Electric filed a tariff on June 15, 2018 reflecting the increased negative surcharge. The estimated 2018 full year impact of the rate reduction is $72 million in PPL Electric's operating revenues of which $37 million relates to the period January 1, 2018 through June 30, 2018 and has been recorded as a noncurrent regulatory liability to be distributed to customers pursuant to a future rate adjustment. The remaining $35 million is the estimated impact for the period July 1, 2018 through December 31, 2018 and will be passed back to customers through the negative surcharge beginning July 1, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. On March 16, 2018, PPL Electric filed a waiver request, pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the Federal Energy Regulatory Commission, to accelerate incorporation of the changes to the federal corporate income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA tax rate reduction to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, reflecting the TCJA rate reduction, on April 27, 2018. In addition, on May 21, 2018, PPL Electric, as part of a PJM joint transmission owners filing, submitted comments in response to the FERC's March 15, 2018 Notice of Inquiry. The filing submitted by the PJM joint transmission owners requested guidance on how the reduction in accumulated deferred income taxes, resulting from the TCJA reduced federal corporate income tax rate, should be treated for ratemaking purposes. PPL Electric is currently awaiting FERC's decision on this matter. The changes, related to accumulated deferred income taxes impacting the transmission formula rate revenues, have not been significant since the new rate went into effect on June 1, 2018.

Federal Matters

(PPL, LKE, LG&E and KU)

FERC Transmission Rate Filing

On August 3, 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU’s parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (“MISO”), a regional transmission operator and energy market. The application seeks termination of LG&E’s and KU’s commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky or Tennessee. The amounts at issue are generally waivers or credits for either LG&E and KU or for MISO transmission charges depending upon the direction of transmission service incurred by the municipalities. LG&E and KU estimate that such charges may average approximately $22 million annually, depending upon actual transmission customer and market volumes, structures and prices, with such charges allocated according to LG&E and KU’s respective transmission system ownership ratio. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. LG&E and KU currently receive recovery of such expenses in other rate mechanisms. LG&E and KU cannot predict the outcome of the proceeding, including any effects on their financial condition or results of operations.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and six months ended June 30, 2018, PPL Electric purchased $297 million and $673 million of accounts receivable from alternate suppliers. During the three and six months ended June 30, 2017, PPL Electric purchased $288 million and $644 million of accounts receivable from alternate suppliers.

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

	June 30, 2018					December 31, 2017
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£150	£—	£60	£148	£—
Term Loan Facility (b)	Dec. 2018	130	130	—	—	—	—
WPD (South West)
Syndicated Credit Facility	July 2021	245	—	—	245	—	—
WPD (East Midlands)
Syndicated Credit Facility (c)	July 2021	300	99	—	201	180	—
WPD (West Midlands)
Syndicated Credit Facility (d)	July 2021	300	34	—	266	120	—
Uncommitted Credit Facilities		130	—	4	126	—	4
Total U.K. Credit Facilities (e)		£1,315	£413	£4	£898	£448	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2023	$950	$—	$950	$—	$—	$230
Syndicated Credit Facility	Nov. 2018	300	—	49	251	—	—
Bilateral Credit Facility	Mar. 2019	100	—	20	80	—	18
Total PPL Capital Funding Credit Facilities		$1,350	$—	$1,019	$331	$—	$248

PPL Electric
Syndicated Credit Facility	Jan. 2023	$650	$—	$1	$649	$—	$1

LKE
Syndicated Credit Facility	Oct. 2018	$75	$—	$—	$75	$—	$—

LG&E
Syndicated Credit Facility	Jan. 2023	$500	$—	$183	$317	$—	$199
Term Loan Credit Facility	Oct. 2019	200	200	—	—	100	—
Total LG&E Credit Facilities		$700	$200	$183	$317	$100	$199

KU
Syndicated Credit Facility	Jan. 2023	$400	$—	$133	$267	$—	$45
Letter of Credit Facility	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$331	$267	$—	$243

(a)
The amounts borrowed at June 30, 2018 and December 31, 2017 were USD-denominated borrowings of $200 million for both periods, which bore interest at 2.81% and 2.17%. The unused capacity reflects the amount borrowed in GBP of £150 million as of the date borrowed.

(b)	The amount borrowed at June 30, 2018 was a GBP-denominated borrowing which equated to $173 million and bore interest at 1.75%.

(c)	The amounts borrowed at June 30, 2018 and December 31, 2017 were GBP-denominated borrowings which equated to $132 million and $244 million and bore interest at 0.90% and 0.89%.

(d)	The amounts borrowed at June 30, 2018 and December 31, 2017 were GBP-denominated borrowings which equated to $45 million and $162 million and bore interest at 0.90% and 0.89%.

(e)	At June 30, 2018, the unused capacity under the U.K. credit facilities was $1.2 billion.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	June 30, 2018				December 31, 2017
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.42%	$1,000	$999	$1	1.64%	$230
PPL Electric		650	—	650		—
LG&E	2.33%	350	183	167	1.83%	199
KU	2.34%	350	133	217	1.97%	45
Total		$2,350	$1,315	$1,035		$474

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

In May 2018, WPD (West Midlands) issued £30 million of 0.01% Index-linked Senior Notes due 2028. WPD (West Midlands) received proceeds of £31 million, which equated to $41 million at the time of issuance, net of fees and including a premium. The principal amount of the notes is adjusted based on changes in a specified index, as detailed in the terms of the related indenture. The proceeds were used for general corporate purposes.

In June 2018, PPL Capital Funding repaid the entire $250 million principal amount of its 1.90% Senior Notes upon maturity.

(PPL and PPL Electric)

In June 2018, PPL Electric issued $400 million of 4.15% First Mortgage Bonds due 2048. PPL Electric received proceeds of $394 million, net of a discount and underwriting fees, which were used to repay short-term debt and for general corporate purposes.

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

(PPL, LKE and KU)

In July 2018, KU redeemed, at par, its $9 million County of Trimble, Kentucky, Environmental Facilities Revenue Bonds, 2007 Series A (Kentucky Utilities Company Project) due 2037.

(LKE)

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028. The proceeds were used to repay its outstanding notes payable with a PPL Energy Funding subsidiary. See Note 11 for additional information related to intercompany borrowings.

(PPL)

Equity Securities

Equity Forward Contracts

In May 2018, PPL completed a registered underwritten public offering of 55 million shares of its common stock. In conjunction with that offering, the underwriters exercised an option to purchase 8.25 million additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 63.25 million shares of PPL common stock. Settlement of these forward sale agreements will occur no later than November 2019. Upon any physical settlement of any forward sale agreement, PPL will issue and deliver to the applicable forward counterparty shares of its common stock in exchange for cash proceeds per share equal to the forward sale price. The forward sale price will be calculated based on an initial forward price of $26.7057 per share reduced during the period the applicable forward contract is outstanding as specified in such forward sale agreement. PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under each forward sale agreement. PPL will not receive any proceeds or issue any shares of common stock until settlement of the forward sale agreements. PPL intends to use any net proceeds that it receives upon settlement for general corporate purposes.

The forward sale agreements are classified as equity transactions. As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements. Prior to any settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the Treasury Stock Method. See Note 5 for information on the forward sale agreements impact on the calculation of diluted EPS.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. PPL issued 1.2 million and 4.2 million shares of common stock and received gross proceeds of $34 million and $119 million for the three and six months ended June 30, 2018.

Distributions

In May 2018, PPL declared a quarterly common stock dividend, payable July 2, 2018, of 41.0 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE and its subsidiaries, and LG&E for the periods ended June 30:

	Pension Benefits
	Three Months				Six Months
	U.S.		U.K.		U.S.		U.K.
	2018	2017	2018	2017	2018	2017	2018	2017
PPL
Service cost	$15	$15	$21	$18	$31	$32	$42	$37
Interest cost	39	42	47	44	78	84	94	87
Expected return on plan assets	(62)	(58)	(150)	(127)	(124)	(115)	(300)	(252)
Amortization of:
Prior service cost	3	3	—	—	5	5	—	—
Actuarial loss	19	14	38	36	41	34	77	71
Net periodic defined benefit costs (credits) before special termination benefits	14	16	(44)	(29)	31	40	(87)	(57)
Special termination benefits (a)	—	(1)	—	—	—	1	—	—
Net periodic defined benefit costs (credits)	$14	$15	$(44)	$(29)	$31	$41	$(87)	$(57)

(a)
Enhanced pension benefits offered to certain PPL Electric bargaining unit employees under a one-time voluntary retirement window offered as part of the new five year IBEW contract ratified in March 2017.

	Pension Benefits
	Three Months		Six Months
	2018	2017	2018	2017
LKE
Service cost	$5	$5	$12	$12
Interest cost	16	18	32	34
Expected return on plan assets	(25)	(24)	(51)	(46)
Amortization of:
Prior service cost	2	2	4	4
Actuarial loss (a)	8	4	18	15
Net periodic defined benefit costs (b)	$6	$5	$15	$19

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $2 million and $6 million for the three and six months ended June 30, 2018 and $5 million for the six months ended June 30, 2017. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $4 million was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

	Pension Benefits
	Three Months		Six Months
	2018	2017	2018	2017
LG&E
Service cost	$1	$1	$1	$1
Interest cost	3	3	6	6
Expected return on plan assets	(6)	(6)	(11)	(11)
Amortization of:
Prior service cost	2	1	3	2
Actuarial loss (a)	1	1	3	4
Net periodic defined benefit costs (b)	$1	$—	$2	$2

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million for the six months ended June 30, 2018 and 2017. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $4 million was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

	Other Postretirement Benefits
	Three Months		Six Months
	2018	2017	2018	2017
PPL
Service cost	$3	$2	$4	$4
Interest cost	7	6	10	12
Expected return on plan assets	(9)	(5)	(13)	(11)
Amortization of prior service cost	1	(1)	—	(1)
Net periodic defined benefit costs	$2	$2	$1	$4

LKE
Service cost	$1	$1	$2	$2
Interest cost	2	2	4	4
Expected return on plan assets	(2)	(2)	(4)	(3)
Amortization of:
Prior service cost	1	—	1	—
Actuarial gain	(1)	—	(1)	—
Net periodic defined benefit costs	$1	$1	$2	$3

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

	Three Months		Six Months
	2018	2017	2018	2017
PPL Electric	$3	$5	$7	$13
LG&E	2	2	4	5
KU	1	1	2	5

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

E.W. Brown Environmental Claims (PPL, LKE and KU)

On July 12, 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant’s water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs’ suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. On December 28, 2017 the U.S. District Court for the Eastern District of Kentucky issued an order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. On January 26, 2018, the plaintiffs appealed the dismissal order to the U.S. Court of Appeals for the Sixth Circuit. The case has been briefed and oral argument was presented on August 2, 2018. KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan, and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

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

Ozone

The EPA issued the current ozone standard in October 2015. The states and the EPA are required to determine (based on ambient air monitoring data) those areas that meet the standard and those that are in nonattainment. The EPA was scheduled to designate areas as being in attainment or nonattainment of the current ozone standard by no later than October 2017 which was to be followed by further regulatory proceedings identifying compliance measures and deadlines. However, the current implementation and compliance schedule is uncertain because the EPA failed to make nonattainment designations by the applicable deadline. In addition, some industry groups have requested the EPA to defer implementation of the 2015 ozone standard, but the EPA has not yet acted on this request. Although implementation of the 2015 ozone standard could potentially require the addition of SCRs at some LG&E and KU generating units, PPL, LKE, LG&E and KU are currently unable to determine what the compliance measures and deadlines may ultimately be with respect to the new standard.

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, are evaluating the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. Although PPL, LKE, LG&E and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross-State Air Pollution Rule.

Sulfur Dioxide

In 2010, the EPA issued the current NAAQS for sulfur dioxide and required states to identify areas that meet those standards and areas that are in nonattainment. In July 2013, the EPA finalized nonattainment designations for parts of the country, including part of Jefferson County in Kentucky. As a result of scrubber replacements completed by LG&E at the Mill Creek plant in 2016, all Jefferson County monitors now indicate compliance with the sulfur dioxide standards. Additionally, LG&E accepted a new sulfur dioxide emission limit to ensure continuing compliance with the NAAQS. PPL, LKE, LG&E and KU do not anticipate any further measures to achieve compliance with the new sulfur dioxide standards.

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

The EPA's Rules under Section 111 of the Clean Air Act, including the EPA's Clean Power Plan

There continues to be uncertainty about the EPA's regulation of existing coal-fired power plants. In 2015, the EPA had finalized rules imposing GHG emission standards for both new and existing power plants and had proposed a federal implementation plan that would apply to any states that failed to submit an acceptable state implementation plan to reduce GHG emissions on a state-by-state basis (the 2015 EPA Rules).

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

Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. On March 1, 2018, the EPA proposed amendments to the CCR rule primarily relating to impoundment closure and remediation requirements. On July 18, 2018, the EPA released a pre-publication copy of a signed final rule extending the deadline for closure of certain impoundments to October 2020 and adopting substantive changes relating to certifications, suspensions of groundwater monitoring and groundwater protection standards for certain constituents. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing rulemaking or potential impacts on current LG&E and KU compliance plans. Revisions to the current rule could potentially result in additional costs.

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

LG&E and KU received KPSC approval for a compliance plan providing for the closure of impoundments at the Mill Creek, Trimble County, E.W. Brown, and Ghent stations, and construction of process water management facilities at those plants. In addition to the foregoing measures required for compliance with the federal CCR rule, KU also received KPSC approval for its plans to close impoundments at the retired Green River, Pineville and Tyrone plants to comply with applicable state law. On January 26, 2018, KU filed an application requesting a CPCN and approval of amendments to the second phase of its compliance plan for the landfill at the E.W. Brown station. On July 9, 2018, the KPSC granted approval to KU for amendments to the second phase of its compliance plan for the landfill at the E.W. Brown station.

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

(All Registrants)

Other Issues

In June 2016, the "Frank Lautenberg Chemical Safety Act" took effect as an amendment to the Toxic Substance Control Act (TSCA). The Act made no changes to the pre-existing TSCA rules as it pertains to polychlorinated biphenyls (PCB). The EPA continues to reassess its PCB regulations as part of the 2010 Advanced Notice of Proposed Rulemaking (ANPRM). The EPA's ANPRM rulemaking is to occur in two phases. Only the second part of the rule is applicable to PPL operations. This part of the rule relates to the use of PCBs in electrical equipment and natural gas pipelines, as well as continued use of PCB-contaminated porous surfaces. Although the first rulemaking will not directly affect the Registrants' operations, it may indicate certain approaches or principles to occur in the later rulemaking which may affect Registrants' facilities in the United States, including phase-out of some or all equipment containing PCBs. Should such a phase-out be required, the costs, which are subject to rate recovery, could be significant. Currently, the EPA is planning a review of part two later in 2018.

Superfund and Other Remediation

PPL Electric, LG&E and KU are potentially responsible for investigating, responding to agency inquiries, implementing various preventative measures, and/or remediating contamination under programs other than those described in the sections above. These include a number of former coal gas manufacturing plants in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL Electric, LG&E and KU. To date, the costs of these sites have not been significant.

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

As of June 30, 2018 and December 31, 2017, PPL Electric had a recorded liability of $11 million and $10 million representing its best estimate of the probable loss incurred to remediate the sites noted in the paragraph above. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

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

Other

Labor Union Agreements

(LKE and KU)

KU has 68 employees that are represented by the IBEW labor union. Contract negotiations with the IBEW commenced in July 2018. The current three-year agreement, scheduled to expire on August 1, 2018, was extended to August 9, 2018. Although union members voted to reject a recent agreement reached by KU and the IBEW, negotiations are continuing. KU cannot predict the outcome of these negotiations but does not expect the ultimate outcome of this matter, including terms of any potential new agreement, or lack thereof, to have a material impact on KU.

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

(All Registrants)

The table below details guarantees provided as of June 30, 2018. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities." The total recorded liability at June 30, 2018 was $6 million for PPL and not significant for LKE. The total recorded liability at December 31, 2017 was $17 million for PPL and $11 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at June 30, 2018		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2020
WPD guarantee of pension and other obligations of unconsolidated entities	82	(c)

PPL Electric
Guarantee of inventory value	20	(d)	2020

LKE
Indemnification of lease termination and other divestitures	200	(e)	2021

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At June 30, 2018, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $115 million at June 30, 2018, consisting of LG&E's share of $80 million and KU's share of $35 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2017 Form 10-K for additional information on the OVEC power purchase contract.

In March 2018, a sponsor with a pro-rata share of certain OVEC obligations of 4.85% filed for bankruptcy under Chapter 11 and is seeking to reject the OVEC power purchase contract, which action OVEC and certain sponsors are contesting. OVEC and certain of its sponsors, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs, establishing or continuing debt reserve accounts or other changes involving OVEC's existing short and long-term debt. The ultimate outcome of these matters, including the sponsor bankruptcy and related proceedings and any other potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract cannot be predicted.

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

	Three Months		Six Months
	2018	2017	2018	2017
PPL Electric from PPL Services	$15	$44	$31	$95
LKE from PPL Services	7	5	14	11
PPL Electric from PPL EU Services	41	15	76	33
LG&E from LKS	39	38	77	82
KU from LKS	43	47	85	91

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a revolving line of credit with a PPL Electric subsidiary. In June 2018, the revolving line of credit was increased by $250 million and the limit as of June 30, 2018 was $650 million. No balance was outstanding at June 30, 2018 and December 31, 2017. The interest rates on borrowings are equal to one-month LIBOR plus a spread.

(LKE)

LKE maintains a $300 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At June 30, 2018 and December 31, 2017, $99 million and $225 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at June 30, 2018 and December 31, 2017 were 3.50% and 2.87%.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market based rates. No balance was outstanding at June 30, 2018 and December 31, 2017. The interest rate on the loan is based on the PPL affiliates credit rating and equal to one-month LIBOR plus a spread.

LKE maintains a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At June 30, 2018 and December 31, 2017, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was $3 million and $7 million for the three and six months ending June 30, 2018 and 2017.

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028 with interest due in May and November. At June 30, 2018, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. The proceeds were used to repay its outstanding notes payable with a PPL Energy Funding subsidiary. Interest expense on this note was $2 million for the three and six months ending June 30, 2018.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2018	2017	2018	2017
Other Income
Economic foreign currency exchange contracts (Note 14)	$164	$(113)	$52	$(156)
Defined benefit plans - non-service credits (Note 9)	66	44	134	82
Interest income	2	—	2	1
AFUDC - equity component	5	4	10	6
Miscellaneous	—	—	1	9
Total Other Income	237	(65)	199	(58)
Other Expense
Charitable contributions	1	1	5	5
Miscellaneous	2	2	3	14
Total Other Expense	3	3	8	19
Other Income (Expense) - net	$234	$(68)	$191	$(77)

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended June 30, were:

	Three Months		Six Months
	2018	2017	2018	2017
Other Income
AFUDC - equity component	$5	$4	$10	$6
Defined benefit plans - non-service credits (Note 9)	1	1	3	—
Miscellaneous	1	—	1	—
Total Other Income	7	5	14	6
Other Expense
Charitable contributions	—	—	1	1
Miscellaneous	—	1	—	1
Total Other Expense	—	1	1	2
Other Income (Expense) - net	$7	$4	$13	$4

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and six months ended June 30, 2018 and 2017, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2017 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$852	$852	$—	$—	$485	$485	$—	$—
Restricted cash and cash equivalents (a)	23	23	—	—	26	26	—	—
Special use funds (a)	65	65	—	—	—	—	—	—
Price risk management assets (b):
Foreign currency contracts	163	—	163	—	163	—	163	—
Cross-currency swaps	100	—	100	—	101	—	101	—
Total price risk management assets	263	—	263	—	264	—	264	—
Total assets	$1,203	$940	$263	$—	$775	$511	$264	$—

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$21	$—	$21	$—	$26	$—	$26	$—
Foreign currency contracts	53	—	53	—	148	—	148	—
Total price risk management liabilities	$74	$—	$74	$—	$174	$—	$174	$—

PPL Electric
Assets
Cash and cash equivalents	$489	$489	$—	$—	$49	$49	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$491	$491	$—	$—	$51	$51	$—	$—

LKE
Assets
Cash and cash equivalents	$39	$39	$—	$—	$30	$30	$—	$—
Total assets	$39	$39	$—	$—	$30	$30	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$21	$—	$21	$—	$26	$—	$26	$—
Total price risk management liabilities	$21	$—	$21	$—	$26	$—	$26	$—

LG&E
Assets
Cash and cash equivalents	$19	$19	$—	$—	$15	$15	$—	$—
Total assets	$19	$19	$—	$—	$15	$15	$—	$—

	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities:
Interest rate swaps	$21	$—	$21	$—	$26	$—	$26	$—
Total price risk management liabilities	$21	$—	$21	$—	$26	$—	$26	$—

KU
Assets
Cash and cash equivalents	$20	$20	$—	$—	$15	$15	$—	$—
Total assets	$20	$20	$—	$—	$15	$15	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay for medical claims of active bargaining unit employees. The funds are invested primarily in money market funds.

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

	June 30, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$20,420	$23,448	$20,195	$23,783
PPL Electric	3,693	3,950	3,298	3,769
LKE	5,510	5,801	5,159	5,670
LG&E	1,808	1,884	1,709	1,865
KU	2,329	2,480	2,328	2,605

(a)	Amounts are net of debt issuance costs.

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

PPL had a $28 million obligation to return cash collateral under master netting arrangements at June 30, 2018 and a $20 million obligation to return cash collateral under master netting arrangements at December 31, 2017.

PPL had no obligation to post cash collateral under master netting arrangements at June 30, 2018 and December 31, 2017.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at June 30, 2018 and December 31, 2017.

LKE, LG&E and KU had no cash collateral posted under master netting arrangements at June 30, 2018 and December 31, 2017.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL held no such contracts at June 30, 2018.

For the three and six months ended June 30, 2018 and 2017, PPL had no hedge ineffectiveness associated with interest rate derivatives.

At June 30, 2018, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three and six months ended June 30, 2018 and 2017, PPL had no hedge ineffectiveness associated with cross-currency interest rate swap derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and six months ended June 30, 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges. For the three and six months ended June 30, 2017, PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At June 30, 2018, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At June 30, 2018, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at June 30, 2018.

At June 30, 2018 and December 31, 2017, PPL had $30 million and $22 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At June 30, 2018, the total exposure hedged by PPL was approximately £2.0 billion (approximately $2.8 billion based on contracted rates). These contracts have termination dates ranging from July 2018 through October 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at June 30, 2018 and December 31, 2017.

See Note 1 in each Registrant's 2017 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2018				December 31, 2017
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	5	—	—	—	4	—	—	—
Foreign currency contracts	—	—	73	31	—	—	45	67
Total current	5	—	73	35	4	—	45	71
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	17	—	—	—	22
Cross-currency swaps (b)	95	—	—	—	97	—	—	—
Foreign currency contracts	—	—	90	22	—	—	118	81
Total noncurrent	95	—	90	39	97	—	118	103
Total derivatives	$100	$—	$163	$74	$101	$—	$163	$174

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2018.

				Three Months		Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Six Months
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(2)	$—	$(4)	$—
Cross-currency swaps	23	(1)	Other income (expense) - net	24	—	12	—
Total	$23	$(1)		$22	$—	$8	$—
Net Investment Hedges:
Foreign currency contracts	$12	$11

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$164	$52
Interest rate swaps	Interest expense	(2)	(3)
	Total	$162	$49
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$5

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended June 30, 2017.

				Three Months		Six Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Six Months
Cash Flow Hedges:
Interest rate swaps	$(2)	$(2)	Interest expense	$(2)	$—	$(4)	$(1)
Cross-currency swaps	(27)	(35)	Interest expense	(1)	—	—	—
			Other income (expense) - net	(29)	—	(26)	—
Total	$(29)	$(37)		$(32)	$—	$(30)	$(1)
Net Investment Hedges:
Foreign currency contracts	$—	$—

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Six Months
Foreign currency contracts	Other income (expense) - net	$(113)	$(156)
Interest rate swaps	Interest expense	(1)	(3)
	Total	$(114)	$(159)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$(1)	$1

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	June 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	17	—	22
Total noncurrent	—	17	—	22
Total derivatives	$—	$21	$—	$26

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended June 30, 2018.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Six Months
Interest rate swaps	Interest expense	$(2)	$(3)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Six Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$5

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
June 30, 2018
Treasury Derivatives
PPL	$263	$43	$28	$192	$74	$43	$—	$31
LKE	—	—	—	—	21	—	—	21
LG&E	—	—	—	—	21	—	—	21

December 31, 2017
Treasury Derivatives
PPL	$264	$107	$20	$137	$174	$107	$—	$67
LKE	—	—	—	—	26	—	—	26
LG&E	—	—	—	—	26	—	—	26

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

(PPL, LKE and LG&E)

At June 30, 2018, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$17	$7	$7
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	17	7	7

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

15. Asset Retirement Obligations

(PPL, LKE, LG&E and KU)

PPL's, LKE's, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 10 for information on the CCR rule. For LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2017	$397	$356	$121	$235
Accretion	10	9	3	6
Effect of foreign exchange rates	(1)	—	—	—
Changes in estimated timing or cost	1	(7)	(2)	(5)
Obligations settled	(26)	(26)	(10)	(16)
Balance at June 30, 2018	$381	$332	$112	$220

16. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended June 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
March 31, 2018	$(973)	$(21)	$—	$(7)	$(2,278)	$(3,279)
Amounts arising during the period	(250)	19	—	(1)	—	(232)
Reclassifications from AOCI	—	(19)	—	1	34	16
Net OCI during the period	(250)	—	—	—	34	(216)
June 30, 2018	$(1,223)	$(21)	$—	$(7)	$(2,244)	$(3,495)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total

December 31, 2017	$(1,089)	$(13)	$—	$(7)	$(2,313)	$(3,422)
Amounts arising during the period	(134)	(1)	—	(1)	(1)	(137)
Reclassifications from AOCI	—	(7)	—	1	70	64
Net OCI during the period	(134)	(8)	—	—	69	(73)
June 30, 2018	$(1,223)	$(21)	$—	$(7)	$(2,244)	$(3,495)

March 31, 2017	$(1,651)	$(14)	$(1)	$(8)	$(2,103)	$(3,777)
Amounts arising during the period	231	(24)	—	—	(11)	196
Reclassifications from AOCI	—	25	1	1	31	58
Net OCI during the period	231	1	1	1	20	254
June 30, 2017	$(1,420)	$(13)	$—	$(7)	$(2,083)	$(3,523)

December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)
Amounts arising during the period	207	(30)	—	—	(11)	166
Reclassifications from AOCI	—	24	1	1	63	89
Net OCI during the period	207	(6)	1	1	52	255
June 30, 2017	$(1,420)	$(13)	$—	$(7)	$(2,083)	$(3,523)

LKE
March 31, 2018			$—	$(9)	$(78)	$(87)
Amounts arising during the period			—	—	1	1
Reclassifications from AOCI			—	1	(1)	—
Net OCI during the period			—	1	—	1
June 30, 2018			$—	$(8)	$(78)	$(86)

December 31, 2017			$—	$(9)	$(79)	$(88)
Reclassifications from AOCI			—	1	1	2
Net OCI during the period			—	1	1	2
June 30, 2018			$—	$(8)	$(78)	$(86)

March 31, 2017			$—	$(8)	$(60)	$(68)
Amounts arising during the period			—	—	(11)	(11)
Reclassifications from AOCI			—	1	1	2
Net OCI during the period			—	1	(10)	(9)
June 30, 2017			$—	$(7)	$(70)	$(77)

December 31, 2016			$(1)	$(8)	$(61)	$(70)
Amounts arising during the period			—	—	(11)	(11)
Reclassifications from AOCI			1	1	2	4
Net OCI during the period			1	1	(9)	(7)
June 30, 2017			$—	$(7)	$(70)	$(77)

(PPL)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended June 30.

	Three Months		Six Months		Affected Line Item on the
Details about AOCI	2018	2017	2018	2017	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	$(4)	$(5)	Interest Expense
Cross-currency swaps	24	(29)	12	(26)	Other Income (Expense) - net
	—	(1)	—	—	Interest Expense
Total Pre-tax	22	(32)	8	(31)
Income Taxes	(3)	7	(1)	7
Total After-tax	19	(25)	7	(24)

Equity investees' AOCI	—	(1)	—	(1)	Other Income (Expense) - net
Total Pre-tax	—	(1)	—	(1)
Income Taxes	—	—	—	—
Total After-tax	—	(1)	—	(1)

Defined benefit plans
Prior service costs (a)	(1)	(1)	(1)	(1)
Net actuarial loss (a)	(43)	(40)	(88)	(81)
Total Pre-tax	(44)	(41)	(89)	(82)
Income Taxes	9	9	18	18
Total After-tax	(35)	(32)	(71)	(64)

Total reclassifications during the period	$(16)	$(58)	$(64)	$(89)

(a)	These AOCI components are included in the computation of net periodic defined benefit cost. See Note 9 for additional information.

17. New Accounting Guidance Pending Adoption

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

The standard is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition method with transition applied either retrospectively to each prior reporting period presented in the financial statements or as of the beginning of the period of adoption. The standard also provides for certain practical expedients. One of these practical expedients allows entities to elect to (1) not reassess whether existing contracts contain leases, (2) carryforward the existing lease classification, and (3) not reassess initial direct costs associated with existing leases. In January 2018, the FASB also issued additional guidance that provides for a practical expedient that allows entities to elect to not evaluate land easements as leases that exist or expired before the adoption date and were not previously accounted for as leases under current lease guidance. The Registrants plan to elect these practical expedients.

The Registrants are currently assessing the impact of adopting this guidance as well as the transition method they will use. Key implementation activities in process of being completed include finalizing the lease inventory, concluding on open industry issues and identifying and implementing new controls and processes. The Registrants will adopt this guidance effective January 1, 2019.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2018 with the same periods in 2017. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and adjusted gross margins is also provided.

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

Business Strategy

(All Registrants)

PPL operates seven fully regulated, high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky, constructive regulatory jurisdictions with distinct regulatory structures and customer classes. PPL believes this business portfolio provides strong earnings and dividend growth potential that will create significant value for its shareowners and positions PPL well for continued growth and success.

PPL's strategy is to deliver best-in-sector operational performance, invest in a sustainable energy future, maintain a strong financial foundation, and engage and develop its people. PPL's business plan is designed to achieve growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve strong, long-term growth in rate base in the U.S. and RAV in the U.K. Rate base growth is being driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.

For the U.S. businesses, central to our strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on construction work-in-progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital expenditures to materially affect the utility's financial condition. Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

Rate base growth in the domestic utilities is expected to result in earnings growth for the foreseeable future. RAV growth is expected in the U.K. Regulated segment during the RIIO-ED1 price control period, which ends on March 31, 2023, and to result in earnings growth in 2018 through at least 2020. See "Item 1. Business - Segment Information - U.K. Regulated Segment" in PPL's 2017 Form 10-K for additional information on RIIO-ED1.

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

Financial and Operational Developments

Equity Forward Contracts (PPL)

In May 2018, PPL completed a registered underwritten public offering of 55 million shares of its common stock. In conjunction with that offering, the underwriters exercised an option to purchase 8.25 million additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 63.25 million shares of PPL common stock. Settlement of these forward sale agreements will occur no later than November 2019. PPL will not receive any proceeds or issue any shares of common stock until settlement of the forward sale agreements. PPL intends to use any net proceeds that it receives upon settlement for general corporate purposes.

The forward sale agreements are classified as equity transactions. As a result, no amounts will be recorded in the consolidated financial statements until the settlement of the forward sale agreements. Prior to any settlements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the Treasury Stock Method. See Note 8 to the Financial Statements for additional information.

U.S. Tax Reform (All Registrants)

Substantially all of the provisions of the TCJA, signed into law on December 22, 2017, are effective for taxable years beginning after December 31, 2017 and, to the extent such provisions are relevant to the Registrants, their impact has been reflected in the financial results for the three and six months ended June 30, 2018. With respect to the TCJA provisions applicable to the period ended December 31, 2017, although additional guidance has been issued by the U.S. Department of the Treasury and the IRS concerning the application or operation of those provisions, such guidance has not materially impacted the related amounts reported in the Registrants' financial statements for the periods ended June 30, 2018.

On August 1, 2018, the Department of Treasury and the IRS issued proposed regulations under Internal Revenue Code Section 965 to provide guidance relating to the transition tax upon the mandatory deemed repatriation of certain deferred foreign earnings. On August 3, 2018, the Department of Treasury and the IRS also issued proposed regulations on the new 100 percent depreciation deduction effective for assets placed in service after September 27, 2017. The Registrants are currently reviewing the proposed regulations to determine what impact the newly issued guidance may have on their financial statements.

Kentucky State Tax Reform (All Registrants)

HB 487, which became law on April 27, 2018, provides for significant changes to the Kentucky tax code including (1) adopting mandatory combined reporting for corporate members of unitary business groups for taxable years beginning on or after January 1, 2019 (members of a unitary business group may make an eight-year binding election to file consolidated corporate income tax returns with all members of their federal affiliated group) and (2) a reduction in the Kentucky corporate income tax rate from 6% to 5% for taxable years beginning after December 31, 2017. LKE recognized a deferred tax charge of $9 million in the second quarter of 2018 primarily associated with the remeasurement of non-regulated accumulated deferred income tax balances.

As indicated in Note 1 in the Registrants' 2017 Form 10-K, LG&E’s and KU’s accounting for income taxes is impacted by rate regulation. Therefore, reductions in regulated accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers in future periods. In the second quarter of 2018, LG&E and KU recorded the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, as an increase in regulatory liabilities of $16 million and $19 million. LG&E and KU continue to evaluate other impacts of Kentucky state tax reform along with the associated regulatory considerations. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

U.K. Membership in European Union (PPL)

On March 29, 2017, the U.K. formally notified the European Council of the European Union (EU) of its intent to withdraw from the EU, thereby commencing the two-year negotiation period to establish the terms of that withdrawal under Article 50 of the Lisbon Treaty. Article 50 specifies that if a member state decides to withdraw from the EU, it must notify the European Council of its intention to leave the EU, negotiate the terms of withdrawal and establish the legal grounds for its future relationship with the EU. Article 50 provides two years from the date of the Article 50 notification to conclude negotiations. Failure to complete negotiations within two years, unless negotiations are extended, would result in the treaties governing the EU no longer being applicable to the U.K. with there being no agreement in place governing the U.K.'s relationship with the EU. Under the terms of Article 50, negotiations can only be extended beyond two years if all of the 27 remaining EU states agree to an extension. Any withdrawal agreement will need to be approved by the European Parliament, the European Council and by the U.K. Parliament. There remains significant uncertainty as to the ultimate outcome of the withdrawal negotiations and the related impact on the U.K. economy and the GBP to U.S. dollar exchange rate.

PPL has executed hedges to mitigate the foreign exchange risk to the Company's U.K. earnings. As of July 31, 2018, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2018 at an average rate of $1.31 per GBP, 100% hedged for 2019 at an average rate of $1.39 per GBP and 50% hedged for 2020 at an average rate of $1.49 per GBP.

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

On January 29, 2018, LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General reached a settlement agreement to commence returning savings related to the TCJA to their customers through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues ($70 million through the new bill credit and $21 million through existing rate mechanisms), $69 million in LG&E electricity revenues ($49 million through the new bill credit and $20 million through existing rate mechanisms) and $17 million in LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. Ongoing tax savings are also expected to be addressed in LG&E's and KU's next Kentucky base rate case. LG&E and KU have indicated their intent to file an application for base rate changes during 2018 to be effective during spring 2019.

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

On March 28, 2018, the KPSC issued an Order granting LG&E's and KU's request for reconsideration and amending its March 20, 2018 Order by suspending the approved rates, allowing LG&E and KU, on an interim basis, to return savings related to the TCJA at the rates agreed to in the January 29, 2018 settlement. On March 30, 2018, following receipt of the Attorney General's response, the KPSC issued an Order amending its March 28, 2018 Order to allow the parties to raise any relevant issues related to the TCJA. A hearing on this matter was held May 24, 2018. Post-hearing briefs have been filed and the case is now submitted to the KPSC for a decision.

LG&E and KU cannot predict the outcome of these proceedings.

Additionally, on January 8, 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate. On March 22, 2018, KU reached a settlement agreement regarding its rate case in Virginia. New rates, inclusive of TCJA impacts, were effective June 1, 2018. The settlement also stipulates that actual tax savings for the five month period prior to new rates taking effect would be addressed through KU's annual information filing for calendar year 2018. On May 8, 2018, the VSCC approved the settlement agreement. The TCJA and rate case are not expected to have a significant impact on KU's financial condition or results of operations related to Virginia.

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

(PPL and PPL Electric)

TCJA Impact on PPL Electric Rates

On February 12, 2018, the PUC issued a Secretarial Letter requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order to allow time to determine the manner in which rates could be adjusted in response to the TCJA. The PUC issued another Temporary Rates Order on May 17, 2018 to address the impact of the TCJA and indicated that utilities without a currently pending general rate proceeding would receive a utility specific order. The PUC issued an Order specific to PPL Electric on May 17, 2018 which required PPL Electric to file a tariff or tariff supplement by June 15, 2018 to establish (a) temporary rates to include a negative surcharge of 0.56%, which was based on PPL Electric's 2017 taxable income, to be effective July 1, 2018, and (b) to record a deferred regulatory liability to reflect the tax savings associated with the TCJA for the period January 1 through June 30, 2018. On June 8, 2018, PPL Electric submitted a petition to the PUC to increase the negative surcharge proposed in the May 17, 2018 Order from 0.56% to 7.05% to reflect the estimated 2018 tax savings associated with the TCJA. The PUC approved PPL Electric's petition on June 14, 2018 and PPL Electric filed a tariff on June 15, 2018 reflecting the increased negative surcharge. The estimated 2018 full year impact of the rate reduction is $72 million in PPL Electric's operating revenues of which $37 million relates to the period January 1, 2018 through June 30, 2018 and has been recorded as a noncurrent regulatory liability to be distributed to customers pursuant to a future rate adjustment. The remaining $35 million is the estimated impact for the period July 1, 2018 through December 31, 2018 and will be passed back to customers through the negative surcharge beginning July 1, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. On March 16, 2018, PPL Electric filed a waiver request, pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the Federal Energy Regulatory Commission, to accelerate incorporation of the changes to the federal corporate income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA tax rate reduction to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23,

2018 and PPL Electric submitted its transmission formula rate, reflecting the TCJA rate reduction, on April 27, 2018. In addition, on May 21, 2018, PPL Electric, as part of a PJM joint transmission owners filing, submitted comments in response to the FERC's March 15, 2018 Notice of Inquiry. The filing submitted by the PJM joint transmission owners requested guidance on how the reduction in accumulated deferred income taxes, resulting from the TCJA reduced federal corporate income tax rate, should be treated for ratemaking purposes. PPL Electric is currently awaiting FERC's decision on this matter. The changes, related to accumulated deferred income taxes impacting the transmission formula rate revenues, have not been significant since the new rate went into effect on June 1, 2018.

Pennsylvania Alternative Ratemaking

On June 28, 2018, Governor Tom Wolf signed House Bill 1782 (now known as Act 58 of 2018, and to be codified at 66 Pa. C.S. § 1330) authorizing public utilities to implement alternative rates and rate mechanisms in base rate proceedings before the PUC. The effective date of Act 58 is August 27, 2018.

Under the new law, a public utility can file an application to establish alternative rates and rate mechanisms in a base rate proceeding. These alternative rates and rate mechanisms include, but are not limited to the following: decoupling mechanisms, performance-based rates, formula rates, multiyear rate plans, or a combination of those mechanisms or other mechanisms.

The alternative rate mechanisms can include reconcilable surcharges and rates established under current law, including returns on and return of capital investments. Act 58 explicitly provides that it does not invalidate or void any rate mechanisms approved by the PUC prior to the legislation's effective date. Act 58 also specifies customer notice requirements concerning the utility's application for alternative rates or rate mechanisms.

The actual procedures for approval of a utility's application for alternative rates and rate mechanisms are not set forth in Act 58. Rather, the PUC must prescribe those procedures through a regulation or order within six months of the legislation's effective date.

PPL Electric views the passage of Act 58 to be a favorable regulatory development that is expected to expand the rate-making mechanisms available to Pennsylvania regulated utility companies.

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

RIIO-2 Framework Review

On March 7, 2018, Ofgem issued its consultation document on the RIIO-2 framework, which covers all U.K. gas and electricity transmission and distribution price controls. The current electricity distribution price control, RIIO-ED1, continues through March 31, 2023 and will not be impacted by this RIIO-2 consultation process. Ofgem consulted on a wide range of issues, including cost of debt and equity methodologies, the length of the price control period, indexation methodologies, innovation, stakeholder engagement in the business planning process and performance incentive mechanisms. The purpose of the RIIO-2 framework consultation was to build on lessons learned from the current price controls while supporting low costs to consumers, improved customer service and reliability, and the U.K.'s continued shift to a low-carbon future. Comments on the RIIO-2 framework were due in May 2018. On July 30, 2018, Ofgem published its decision following their RIIO-2 framework consultation after consideration of comments received. Ofgem confirmed the following points in the decision document:

•	There will be a five-year default length for the price control period, compared to eight years in the current RIIO-ED1 price control.

•
There is intent to shift the inflation index used for calculating RAV and allowed returns from RPI to CPIH. Ofgem stated overall, consumers and investors as a whole will be neither better nor worse off in net present value terms as a result of the shift to CPIH and a transition period may be required.

•
There will be no change to the existing depreciation policy of using economic asset lives as the basis for depreciating RAV. WPD is currently transitioning to 45 year asset lives for new additions in RIIO-ED1 based on Ofgem’s extensive review of asset lives in RIIO-ED1.

•
Ofgem will retain the option for fast-tracking for electricity distribution companies only. Fast tracking will be further considered as part of the electricity distribution sector specific consultation.

•
A new enhanced engagement model will be introduced which will require distribution companies to set up a customer engagement group to provide Ofgem with a public report of their views on the companies’ business plans from the perspective of local stakeholders. Ofgem will also establish an independent RIIO-2 challenge group comprised of consumer experts to provide Ofgem with a public report on companies’ business plans.

•	Ofgem intends to expand the role of competition for projects that are new, separable and high value. WPD does not currently have any planned projects that would meet the high value threshold.

•
A focus of RIIO-2 will be on whole-system outcomes. Ofgem envisions network companies and system operators working together to ensure the energy system as a whole is efficient and delivers best value to consumers. Ofgem is undertaking further work to clarify the definition of whole-system and the appropriate roles of the network companies in supporting the energy transition.

Ofgem also indicated further work is needed on other price control principles, including but not limited to, cost of equity, cost of debt, financeability and incentives with decisions on these items expected to be made in the sector specific consultations or within the individual company business plan submissions. The promulgation of sector specific price controls is expected to begin with the gas and electricity transmission networks in December 2018, with electricity distribution price control work scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

(PPL, LKE, LG&E and KU)

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHGs and ELGs. See Note 10 to the Financial Statements for a discussion of the other significant environmental matters.

FERC Transmission Rate Filing

On August 3, 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU’s parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (“MISO”), a regional transmission operator and energy market. The application seeks termination of LG&E’s and KU’s commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky or Tennessee. The amounts at issue are generally waivers or credits for either LG&E and KU or for MISO transmission charges depending upon the direction of transmission service incurred by the municipalities. LG&E and KU estimate that such charges may average approximately $22 million annually, depending upon actual transmission customer and market volumes, structures and prices, with such charges allocated according to LG&E and KU’s respective transmission system ownership ratio. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. LG&E and KU currently receive recovery of such expenses in other rate mechanisms. LG&E and KU cannot predict the outcome of the proceeding, including any effects on their financial condition or results of operations.

Rate Case Proceedings (LKE and KU)

In September 2017, KU filed a request seeking approval from the VSCC to increase annual Virginia base electricity revenue by $7 million, representing an increase of 10.4%. On March 22, 2018, KU reached a settlement agreement regarding the case, including the impact of the TCJA on rates, resulting in an increase in annual Virginia base electricity revenue by $2 million. This represents an increase of 2.8% with rates effective June 1, 2018. On May 8, 2018, the VSCC issued an order approving the settlement agreement.

Acquisition of Solar Energy Solution Provider (PPL)

During the second quarter of 2018, PPL completed the acquisition of all the outstanding membership interests of Safari Energy, LLC (Safari Energy), a privately held provider of solar energy solutions for commercial customers in the U.S. For its clients, Safari Energy develops highly structured turnkey solutions, managing projects through all phases of development, from inception to financing, design, engineering, permitting, construction, interconnection and asset management. Headquartered in New York City, Safari Energy has completed over 200 solar projects in 19 states, with over 80 projects underway. The acquisition is not material to PPL and the financial results of Safari Energy will be reported within Corporate and Other.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and six months ended June 30, 2018 with the same periods in 2017. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Adjusted Gross Margins" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and six months ended June 30, 2018 with the same periods in 2017. The "Earnings" discussion provides a summary of earnings. The "Adjusted Gross Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues	$1,848	$1,725	$123	$3,974	$3,676	$298
Operating Expenses
Operation
Fuel	189	183	6	403	374	29
Energy purchases	148	136	12	389	351	38
Other operation and maintenance	506	432	74	974	902	72
Depreciation	273	246	27	542	488	54
Taxes, other than income	74	70	4	157	145	12
Total Operating Expenses	1,190	1,067	123	2,465	2,260	205
Other Income (Expense) - net	234	(68)	302	191	(77)	268
Interest Expense	235	222	13	474	439	35
Income Taxes	142	76	66	259	205	54
Net Income	$515	$292	$223	$967	$695	$272

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Domestic:
PPL Electric Distribution price	$10	$11
PPL Electric Distribution volume	12	32
PPL Electric PLR Revenue (a)	9	26
PPL Electric Transmission Formula Rate	22	50
PPL Electric TCJA refund (b)	(37)	(37)
LKE Volumes (c)	36	103
LKE Base rates	28	58
LKE ECR	6	13
LKE TCJA refund (b)	(37)	(79)
LKE DSM	(3)	(11)
LKE Fuel and other energy prices	(9)	(7)
Other	4	10
Total Domestic	41	169
U.K.:
Price	10	—
Volume	12	4
Foreign currency exchange rates	51	109
Engineering recharge income	11	19
Other	(2)	(3)
Total U.K.	82	129
Total	$123	$298

(a)	The increases were primarily due to higher energy volumes.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

(c)	The increases were primarily due to favorable weather in 2018.

Fuel

Fuel increased $6 million and $29 million for the three and six months ended June 30, 2018 compared with 2017, primarily due to an increase in volumes driven by weather in 2018.

Energy Purchases

Energy purchases increased $12 million for the three months ended June 30, 2018 compared with 2017, primarily due to an increase in PLR volumes at PPL Electric.

Energy purchases increased $38 million for the six months ended June 30, 2018 compared with 2017, primarily due to a $23 million increase in PLR volumes at PPL Electric and a $23 million increase in natural gas volumes at LG&E driven by weather in 2018, partially offset by a $10 million decrease in market prices for natural gas at LG&E.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Domestic:
LKE timing and scope of generation maintenance outages	$6	$7
LKE vegetation management	3	3
LKE gas distribution maintenance and compliance	2	3
LKE storm costs	2	2
PPL Electric vegetation management	(5)	(10)
PPL Electric storm costs	12	16
PPL Electric payroll-related costs	(1)	(14)
PPL Electric Act 129	1	(2)
PPL Electric bad debts	4	7
PPL Electric smart meter	2	4
PPL Electric contractor-related expenses	2	—
Other	19	7
U.K.:
Foreign currency exchange rates	10	21
Network maintenance	2	4
Third-party engineering	10	16
Other	5	8
Total	$74	$72

Depreciation

Depreciation increased $27 million and $54 million for the three and six months ended June 30, 2018 compared with 2017, primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program at PPL Electric, higher depreciation rates effective July 1, 2017 and additions, net of retirements at LG&E and KU and the impact of foreign currency exchange rates at WPD.

Other Income (Expense) - net

Other income (expense) - net increased $302 million for the three months ended June 30, 2018 compared with 2017 primarily due to higher realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD of $277 million and an increase in non-service cost credits from defined benefit plans of $22 million.

Other income (expense) - net increased $268 million for the six months ended June 30, 2018 compared with 2017, primarily due to higher realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD of $208 million and an increase in non-service cost credits from defined benefit plans of $52 million.

Interest Expense

The increase (decrease) in interest expense for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Long-term debt interest expense	$4	$16
Foreign currency exchange rates	8	17
Other	1	2
Total	$13	$35

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Change in pre-tax income	$99	$108
Reduction in U.S. federal income tax rate (a)	(56)	(88)
Valuation allowances adjustments	5	7
U.S. income tax on foreign earnings - net of foreign tax credit (b)	7	17
Federal and state tax reserve adjustments	3	3
Impact of U.K. Finance Acts	4	6
Amortization of excess deferred income taxes (a)	(9)	(19)
Kentucky state tax reform (c)	9	9
Stock-based compensation	4	8
Other	—	3
Total	$66	$54

(a)	The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
The increases are primarily due to the tax benefit of accelerated pension contributions made in the first quarter of 2017. The related tax benefit was recognized over the annual period as a result of utilizing an estimated annual effective tax rate.

(c)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Segment Earnings

PPL's net income by reportable segments for the periods ended June 30 were as follows:

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
U.K. Regulated	$394	$148	$246	$591	$434	$157
Kentucky Regulated	77	79	(2)	210	174	36
Pennsylvania Regulated	75	77	(2)	223	156	67
Corporate and Other (a)	(31)	(12)	(19)	(57)	(69)	12
Net Income	$515	$292	$223	$967	$695	$272

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended June 30 were as follows:

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
U.K. Regulated	$254	$212	$42	$516	$519	$(3)
Kentucky Regulated	86	79	7	219	175	44
Pennsylvania Regulated	75	77	(2)	223	156	67
Corporate and Other	(31)	(12)	(19)	(57)	(69)	12
Earnings from Ongoing Operations	$384	$356	$28	$901	$781	$120

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 61% of PPL's Net Income for the six months ended June 30, 2018 and 39% of PPL's assets at June 30, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating revenues	$584	$502	$82	$1,199	$1,070	$129
Other operation and maintenance	137	106	31	269	213	56
Depreciation	63	57	6	125	112	13
Taxes, other than income	34	30	4	68	61	7
Total operating expenses	234	193	41	462	386	76
Other Income (Expense) - net	229	(69)	298	182	(69)	251
Interest Expense	97	97	—	204	191	13
Income Taxes	88	(5)	93	124	(10)	134
Net Income	394	148	246	591	434	157
Less: Special Items	140	(64)	204	75	(85)	160
Earnings from Ongoing Operations	$254	$212	$42	$516	$519	$(3)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2018	2017	2018	2017
Foreign currency economic hedges, net of tax of ($37), $34, ($20), $46 (a)	Other Income (Expense) - net	$140	$(64)	$75	$(85)
Total Special Items		$140	$(64)	$75	$(85)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

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

	Three Months	Six Months
U.K.
U.K. Adjusted Gross Margins	$22	$5
Other operation and maintenance	(7)	(11)
Depreciation	(1)	(2)
Other Income (Expense) - net	15	31
Interest expense	8	3
Other	—	(3)
Income taxes	(13)	(17)
U.S.
Interest expense and other	(3)	(3)
Income taxes	(4)	(46)
Foreign currency exchange, after-tax	25	40
Earnings from Ongoing Operations	42	(3)
Special items, after-tax	204	160
Net Income	$246	$157

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other income (expense) - net for the three and six month periods primarily from higher pension income due to an increase in expected returns on higher asset balances.

•	Higher income taxes for the three month period primarily due to higher pre-tax income.

U.S.

•
Higher income taxes for the six month period primarily due to a $35 million tax benefit on accelerated pension contributions in the first quarter of 2017 and a $12 million increase from a reduction in tax benefits on interest deductibility due to the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 22% of PPL's Net Income for the six months ended June 30, 2018 and 34% of PPL's assets at June 30, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating revenues	$743	$723	$20	$1,615	$1,532	$83
Fuel	189	183	6	403	374	29
Energy purchases	33	29	4	113	98	15
Other operation and maintenance	211	192	19	416	397	19
Depreciation	118	105	13	235	210	25
Taxes, other than income	18	16	2	35	32	3
Total operating expenses	569	525	44	1,202	1,111	91
Other Income (Expense) - net	1	(4)	5	(2)	(8)	6
Interest Expense	69	66	3	136	131	5
Income Taxes	29	49	(20)	65	108	(43)
Net Income	77	79	(2)	210	174	36
Less: Special Items	(9)	—	(9)	(9)	(1)	(8)
Earnings from Ongoing Operations	$86	$79	$7	$219	$175	$44

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended June 30.

	Income Statement Line Item	Three Months		Six Months
		2018	2017	2018	2017
Adjustment to investment, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense) - net	$—	$—	$—	$(1)
Kentucky state tax reform (b)	Income Taxes	(9)	—	(9)	—
Total Special Items		$(9)	$—	$(9)	$(1)

(a)	KU recorded a write-off of an equity method investment.

(b)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Kentucky Adjusted Gross Margins	$15	$43
Other operation and maintenance	(22)	(23)
Depreciation	(12)	(23)
Taxes, other than income	(5)	(5)
Other Income (Expense) - net	5	5
Interest Expense	(3)	(5)
Income Taxes	29	52
Earnings from Ongoing Operations	7	44
Special items, after-tax	(9)	(8)
Net Income	$(2)	$36

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•
Higher other operation and maintenance expense for the three month period primarily due to a $6 million increase in costs related to the timing and scope of generation maintenance outages and increases in other costs that were not individually significant in comparison to the prior year.

•
Higher other operation and maintenance expense for the six month period primarily due to a $7 million increase in costs related to the timing and scope of generation maintenance outages and increases in other costs that were not individually significant in comparison to the prior year.

•
Higher depreciation expense for the three month period due to a $7 million increase related to higher depreciation rates effective July 1, 2017 and a $5 million increase related to additions to PP&E, net of retirements.

•
Higher depreciation expense for the six month period due to a $12 million increase related to higher depreciation rates effective July 1, 2017 and an $11 million increase related to additions to PP&E, net of retirements.

•
Lower income taxes for the three month period primarily due to a $16 million decrease related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, a $9 million decrease related to lower pre-tax income and a $6 million decrease related to higher amortization of excess deferred income taxes as a result of the TCJA.

•
Lower income taxes for the six month period primarily due to a $42 million decrease related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, and an $11 million decrease related to higher amortization of excess deferred income taxes as a result of the TCJA.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 23% of PPL's Net Income for the six months ended June 30, 2018 and 26% of PPL's assets at June 30, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended June 30 include the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating revenues	$517	$500	$17	$1,156	$1,073	$83
Energy purchases	115	107	8	276	253	23
Other operation and maintenance	159	140	19	292	303	(11)
Depreciation	88	76	12	173	151	22
Taxes, other than income	22	23	(1)	54	52	2
Total operating expenses	384	346	38	795	759	36
Other Income (Expense) - net	8	6	2	14	6	8
Interest Expense	39	36	3	76	69	7
Income Taxes	27	47	(20)	76	95	(19)
Net Income	75	77	(2)	223	156	67
Less: Special Items (a)	—	—	—	—	—	—
Earnings from Ongoing Operations	$75	$77	$(2)	$223	$156	$67

(a)	There are no items that management considers special for the periods presented.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Adjusted Gross Margins	$(5)	$43
Other operation and maintenance	(7)	20
Depreciation	(9)	(15)
Taxes, other than income	—	(1)
Other Income (Expense) - net	2	8
Interest Expense	(3)	(7)
Income Taxes	20	19
Net Income	$(2)	$67

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•
Higher other operation and maintenance expense for the three month period primarily due to $5 million of nonrecoverable storm expenses and $4 million of higher bad debt expenses, partially offset by $5 million of lower vegetation management expenses.

•
Lower other operation and maintenance expense for the six month period primarily due to $17 million of lower corporate service costs allocated to PPL Electric, $14 million of lower payroll related expenses and $10 million of lower vegetation management expenses, partially offset by $12 million of nonrecoverable storm expenses and $7 million of higher bad debt expenses.

•
Higher depreciation expense for the three and six month periods primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

•
Lower income taxes for the three month period primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018 of $13 million and lower pre-tax income resulting in $9 million of lower income taxes.

•
Lower income taxes for the six month period primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018 of $38 million, partially offset by higher pre-tax income resulting in $20 million of higher income taxes.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended June 30.

	2018 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$394	$77	$75	$(31)	$515
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($37)	140	—	—	—	140
Kentucky state tax reform	—	(9)	—	—	(9)
Total Special Items	140	(9)	—	—	131
Earnings from Ongoing Operations	$254	$86	$75	$(31)	$384

	2017 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$148	$79	$77	$(12)	$292
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $34	(64)	—	—	—	(64)
Total Special Items	(64)	—	—	—	(64)
Earnings from Ongoing Operations	$212	$79	$77	$(12)	$356

	2018 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$591	$210	$223	$(57)	$967
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($20)	75	—	—	—	75
Kentucky state tax reform	—	(9)	—	—	(9)
Total Special Items	75	(9)	—	—	66
Earnings from Ongoing Operations	$516	$219	$223	$(57)	$901

	2017 Six Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$434	$174	$156	$(69)	$695
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $46	(85)	—	—	—	(85)
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Total Special Items	(85)	(1)	—	—	(86)
Earnings from Ongoing Operations	$519	$175	$156	$(69)	$781
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

•
"Pennsylvania Adjusted Gross Margins" is a single financial performance measure of the electricity transmission and distribution operations of the Pennsylvania Regulated segment and PPL Electric. In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset with minimal impact on earnings. Costs associated with these mechanisms are recorded in "Energy purchases," "Other operation and maintenance," (which are primarily Act 129, Storm Damage and Universal Service program costs), "Depreciation" (which is primarily related to the Act 129 Smart Meter program) and "Taxes, other than income," (which is primarily gross receipts tax) on the Statements of Income. This measure represents the net revenues from the Pennsylvania Regulated segment's and PPL Electric's electricity delivery operations.

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

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$538	$469	$69	$1,111	$1,005	$106
Impact of changes in foreign currency exchange rates			47			101
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$22			$5

Kentucky Regulated
Kentucky Adjusted Gross Margins
LG&E	$216	$207	$9	$457	$433	$24
KU	265	259	6	559	540	19
Total Kentucky Adjusted Gross Margins	$481	$466	$15	$1,016	$973	$43

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$192	$219	$(27)	$470	$477	$(7)
Transmission	137	115	22	273	223	50
Total Pennsylvania Adjusted Gross Margins	$329	$334	$(5)	$743	$700	$43

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the three months ended June 30, 2018 compared with 2017, primarily due to $10 million from the April 1, 2018 price increase and $12 million of higher volumes.

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the six months ended June 30, 2018 compared with 2017, primarily due to $10 million from the April 1, 2018 price increase and $4 million of higher volumes, partially offset by $10 million from the April 1, 2017 price decrease, driven by lower true-up mechanisms partially offset by higher base demand revenue.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased for the three months ended June 30, 2018 compared with 2017, primarily due to higher base rates of $28 million ($15 million at LG&E and $13 million at KU) as new base rates were approved by the KPSC effective July 1, 2017, $20 million of increased sales volumes related to favorable weather in 2018 ($8 million at LG&E and $12 million at KU) and returns on additional environmental capital investments of $5 million ($3 million at LG&E and $2 million at KU), partially offset by $37 million of estimated income tax savings owed to customers ($17 million at LG&E and $20 million at KU) related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Kentucky Adjusted Gross Margins increased for the six months ended June 30, 2018 compared with 2017, primarily due to higher base rates of $58 million ($32 million at LG&E and $26 million at KU) as new base rates were approved by the KPSC effective July 1, 2017, $51 million of increased sales volumes related to favorable weather in 2018 ($16 million at LG&E and $35 million at KU) and returns on additional environmental capital investments of $10 million ($6 million at LG&E and $4 million at KU), partially offset by $79 million of estimated income tax savings owed to customers ($37 million at LG&E and $42 million at KU) related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased for the three months ended June 30, 2018 compared with 2017, primarily due to the $34 million net of gross receipts tax impact of the estimated income tax savings owed to customers as a result of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, partially offset by $7 million of higher electricity sales volumes and $2 million of returns on additional Smart Meter capital investments.

Distribution Adjusted Gross Margins decreased for the six months ended June 30, 2018 compared with 2017, primarily due to the $34 million net of gross receipts tax impact of the estimated income tax savings owed to customers as a result of the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, partially offset by $25 million of higher electricity sales volumes and $5 million of returns on additional Smart Meter capital investments.

Transmission

Transmission Adjusted Gross Margins increased for the three months ended June 30, 2018 compared with 2017, primarily due to increases of $17 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $5 million as a result of a higher PPL zonal peak load billing factor which affected transmission revenues in the second quarter of 2018.

Transmission Adjusted Gross Margins increased for the six months ended June 30, 2018 compared with 2017, primarily due to an increase of $39 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $11 million as a result of a higher PPL zonal peak load billing factor in the first five months of 2018.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended June 30.

	2018 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$574	(c)	$743	$517	$14	$1,848
Operating Expenses
Fuel	—		189	—	—	189
Energy purchases	—		33	115	—	148
Other operation and maintenance	36		23	43	404	506
Depreciation	—		17	8	248	273
Taxes, other than income	—		—	22	52	74
Total Operating Expenses	36		262	188	704	1,190
Total	$538		$481	$329	$(690)	$658

	2017 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$491	(c)	$723	$500	$11	$1,725
Operating Expenses
Fuel	—		183	—	—	183
Energy purchases	—		29	107	—	136
Other operation and maintenance	22		26	31	353	432
Depreciation	—		16	5	225	246
Taxes, other than income	—		3	23	44	70
Total Operating Expenses	22		257	166	622	1,067
Total	$469		$466	$334	$(611)	$658

	2018 Six Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,179	(c)	$1,615	$1,156	$24	$3,974
Operating Expenses
Fuel	—		403	—	—	403
Energy purchases	—		113	276	—	389
Other operation and maintenance	68		48	69	789	974
Depreciation	—		34	16	492	542
Taxes, other than income	—		1	52	104	157
Total Operating Expenses	68		599	413	1,385	2,465
Total	$1,111		$1,016	$743	$(1,361)	$1,509

	2017 Six Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,050	(c)	$1,532	$1,073	$21	$3,676
Operating Expenses
Fuel	—		374	—	—	374
Energy purchases	—		98	253	—	351
Other operation and maintenance	45		52	60	745	902
Depreciation	—		32	9	447	488
Taxes, other than income	—		3	51	91	145
Total Operating Expenses	45		559	373	1,283	2,260
Total	$1,005		$973	$700	$(1,262)	$1,416

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $10 million and $20 million for the three and six months ended June 30, 2018 and $11 million and $20 million for the three and six months ended June 30, 2017.

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

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Higher net income is projected in 2018 compared with 2017, which reflects the 2017 unfavorable impact of U.S. tax reform. Excluding this 2017 special item, earnings in 2018 compared with 2017 are projected to be relatively flat, driven by favorable weather and higher base electricity and gas rates effective July 1, 2017, offset by higher operation and maintenance expense, higher depreciation expense, higher interest expense and a lower tax shield on holding company interest and expenses.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Higher net income is projected in 2018 compared with 2017, primarily driven by higher transmission earnings, partially offset by higher depreciation expense and higher interest expense.

(PPL's Corporate and Other Category)

Lower costs are projected in 2018 compared with 2017, which reflects the 2017 unfavorable impact of U.S. tax reform. Excluding this 2017 special item, costs are projected to be higher in 2018 compared to 2017, due to a lower tax shield on holding company interest expense.

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

PPL Electric: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues	$517	$500	$17	$1,156	$1,073	$83
Operating Expenses
Operation
Energy purchases	115	107	8	276	253	23
Other operation and maintenance	159	139	20	292	302	(10)
Depreciation	88	76	12	173	151	22
Taxes, other than income	22	23	(1)	54	52	2
Total Operating Expenses	384	345	39	795	758	37
Other Income (Expense) - net	7	4	3	13	4	9
Interest Income from Affiliate	1	1	—	1	1	—
Interest Expense	39	36	3	76	69	7
Income Taxes	27	47	(20)	76	95	(19)
Net Income	$75	$77	$(2)	$223	$156	$67

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Distribution price	$10	$11
Distribution volume	12	32
PLR (a)	9	26
Transmission Formula Rate	22	50
TCJA refund (b)	(37)	(37)
Other	1	1
Total	$17	$83

(a)	The increases were primarily due to higher energy volumes as described below.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Energy Purchases

Energy purchases increased $8 million and $23 million for the three and six months ended June 30, 2018 compared with 2017, primarily due to higher PLR volumes.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Corporate service costs	$(1)	$(17)
Vegetation management	(5)	(10)
Storm costs	12	16
Payroll-related costs	(1)	(14)
Act 129	1	(2)
Bad debts	4	7
Smart Meter	2	4
Contractor-related expenses	2	—
Other	6	6
Total	$20	$(10)

Depreciation

Depreciation increased $12 million and $22 million for the three and six months ended June 30, 2018 compared with 2017, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Other Income (Expense) - net

Other income (expense) - net increased $9 million for the six months ended June 30, 2018 compared with 2017, primarily due to a $4 million increase related to higher AFUDC equity rates and a $3 million increase in non-service cost credits from defined benefit plans.

Interest Expense

Interest expense increased $3 million and $7 million for the three and six months ended June 30, 2018 compared with 2017, primarily due to the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds due 2047 and the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Change in pre-tax income	$(9)	$20
Reduction in U.S. federal income tax rate (a)	(13)	(38)
Amortization of excess deferred income taxes (a)	(3)	(8)
Stock-based compensation	3	5
Other	2	2
Total	$(20)	$(19)

(a)	The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$75	$77	$223	$156
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items that management considers special for the periods presented.

Earnings were flat for the three month period in 2018 compared with 2017, driven primarily by returns on additional capital investments in transmission, offset by higher operation and maintenance expense and higher depreciation expense.

Earnings increased for the six month period in 2018 compared with 2017, driven primarily by returns on additional capital investments in transmission, higher distribution sales volumes and lower operation and maintenance expense, partially offset by higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Pennsylvania Adjusted Gross Margins	$(5)	$43
Other operation and maintenance	(8)	19
Depreciation	(9)	(15)
Taxes, other than income	—	(1)
Other Income (Expense) - net	3	9
Interest Expense	(3)	(7)
Income Taxes	20	19
Net Income	$(2)	$67

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

	2018 Three Months			2017 Three Months
	PA Gross Margins	Other (a)	Operating Income (b)	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$517	$—	$517	$500	$—	$500
Operating Expenses
Energy purchases	115	—	115	107	—	107
Other operation and maintenance	43	116	159	31	108	139
Depreciation	8	80	88	5	71	76
Taxes, other than income	22	—	22	23	—	23
Total Operating Expenses	188	196	384	166	179	345
Total	$329	$(196)	$133	$334	$(179)	$155

	2018 Six Months			2017 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,156	$—	$1,156	$1,073	$—	$1,073
Operating Expenses
Energy purchases	276	—	276	253	—	253
Other operation and maintenance	69	223	292	60	242	302
Depreciation	16	157	173	9	142	151
Taxes, other than income	52	2	54	51	1	52
Total Operating Expenses	413	382	795	373	385	758
Total	$743	$(382)	$361	$700	$(385)	$315

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues	$743	$723	$20	$1,615	$1,532	$83
Operating Expenses
Operation
Fuel	189	183	6	403	374	29
Energy purchases	33	29	4	113	98	15
Other operation and maintenance	211	192	19	416	397	19
Depreciation	118	105	13	235	210	25
Taxes, other than income	18	16	2	35	32	3
Total Operating Expenses	569	525	44	1,202	1,111	91
Other Income (Expense) - net	1	(4)	5	(2)	(8)	6
Interest Expense	52	50	2	102	99	3
Interest Expense with Affiliate	6	4	2	11	8	3
Income Taxes	31	53	(22)	70	116	(46)
Net Income	$86	$87	$(1)	$228	$190	$38

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Volumes (a)	$36	$103
Base rates	28	58
ECR	6	13
TCJA refund (b)	(37)	(79)
DSM	(3)	(11)
Fuel and other energy prices	(9)	(7)
Other	(1)	6
Total	$20	$83

(a)	Increases were primarily due to favorable weather in 2018.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Fuel

Fuel increased $6 million and $29 million for the three and six months ended June 30, 2018 compared with 2017, primarily due to an increase in volumes driven by weather in 2018.

Energy Purchases

Energy purchases increased $15 million for the six months ended June 30, 2018 compared with 2017, primarily due to a $23 million increase in natural gas volumes driven by weather in 2018, partially offset by a $10 million decrease in market prices for natural gas.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Timing and scope of generation maintenance outages	$6	$7
Vegetation management	3	3
Gas distribution maintenance and compliance	2	3
Storm costs	2	2
Other	6	4
Total	$19	$19

Depreciation

Depreciation increased $13 million for the three months ended June 30, 2018 compared with 2017, primarily due to an $8 million increase related to higher depreciation rates effective July 1, 2017 and a $4 million increase related to additions to PP&E, net of retirements.

Depreciation increased $25 million for the six months ended June 30, 2018 compared with 2017, primarily due to a $15 million increase related to higher depreciation rates effective July 1, 2017 and a $9 million increase related to additions to PP&E, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Reduction in U.S. federal income tax rate (a)	$(16)	$(42)
Amortization of excess deferred income taxes (a)	(6)	(11)
Change in pre-tax income	(9)	(3)
Kentucky state tax reform (b)	9	9
Other	—	1
Total	$(22)	$(46)

(a)
The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

(b)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$86	$87	$228	$190
Special items, gains (losses), after-tax	(9)	—	(9)	(1)

Excluding special items, earnings increased for the three and six month period in 2018 compared with 2017, primarily due to higher base electricity and gas rates effective July 1, 2017 and higher sales volumes driven by favorable weather, partially offset by higher other operation and maintenance expense and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins and items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Six Months
Adjusted Gross Margins	$15	$43
Other operation and maintenance	(22)	(23)
Depreciation	(12)	(23)
Taxes, other than income	(5)	(5)
Other Income (Expense) - net	5	5
Interest Expense	(4)	(6)
Income Taxes	31	55
Special items, gains (losses), after-tax (a)	(9)	(8)
Net Income	$(1)	$38

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special items.

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

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$743	$—	$743	$723	$—	$723
Operating Expenses
Fuel	189	—	189	183	—	183
Energy purchases	33	—	33	29	—	29
Other operation and maintenance	23	188	211	26	166	192
Depreciation	17	101	118	16	89	105
Taxes, other than income	—	18	18	3	13	16
Total Operating Expenses	262	307	569	257	268	525
Total	$481	$(307)	$174	$466	$(268)	$198

	2018 Six Months			2017 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,615	$—	$1,615	$1,532	$—	$1,532
Operating Expenses
Fuel	403	—	403	374	—	374
Energy purchases	113	—	113	98	—	98
Other operation and maintenance	48	368	416	52	345	397
Depreciation	34	201	235	32	178	210
Taxes, other than income	1	34	35	3	29	32
Total Operating Expenses	599	603	1,202	559	552	1,111
Total	$1,016	$(603)	$413	$973	$(552)	$421

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues
Retail and wholesale	$331	$320	$11	$738	$694	$44
Electric revenue from affiliate	4	4	—	16	21	(5)
Total Operating Revenues	335	324	11	754	715	39
Operating Expenses
Operation
Fuel	72	69	3	151	149	2
Energy purchases	28	25	3	104	89	15
Energy purchases from affiliate	2	3	(1)	8	5	3
Other operation and maintenance	93	86	7	182	171	11
Depreciation	49	45	4	97	89	8
Taxes, other than income	9	9	—	18	17	1
Total Operating Expenses	253	237	16	560	520	40
Other Income (Expense) - net	(1)	1	(2)	(2)	(3)	1
Interest Expense	19	19	—	37	36	1
Income Taxes	12	27	(15)	33	60	(27)
Net Income	$50	$42	$8	$122	$96	$26

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Volumes (a)	$16	$44
Base rates	16	32
ECR	2	7
TCJA refund (b)	(17)	(37)
Fuel and other energy prices	(7)	(10)
DSM	(1)	(5)
Other	2	8
Total	$11	$39

(a)	Increases were primarily due to favorable weather in 2018.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Fuel

Fuel increased $3 million for the three months ended June 30, 2018 compared with 2017, primarily due to an increase in volumes driven by weather in 2018.

Energy Purchases

Energy purchases increased $3 million for the three months ended June 30, 2018 compared with 2017, primarily due to an increase in natural gas volumes driven by weather in 2018.

Energy purchases increased $15 million for the six months ended June 30, 2018 compared with 2017, primarily due to a $23 million increase in natural gas volumes driven by weather in 2018, partially offset by a $10 million decrease in market prices for natural gas.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Gas distribution maintenance and compliance	$2	$3
Timing and scope of generation maintenance outages	1	2
Storm costs	2	2
Other	2	4
Total	$7	$11

Depreciation

Depreciation increased $4 million for the three months ended June 30, 2018 compared with 2017, due to a $2 million increase related to higher depreciation rates effective July 1, 2017 and a $2 million increase related to additions to PP&E, net of retirements.

Depreciation increased $8 million for the six months ended June 30, 2018 compared with 2017, due to a $4 million increase related to higher depreciation rates effective July 1, 2017 and a $4 million increase related to additions to PP&E, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Reduction in U.S. federal income tax rate (a)	$(9)	$(22)
Amortization of excess deferred income taxes (a)	(3)	(5)
Change in pre-tax income	(3)	—
Total	$(15)	$(27)

(a)
The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$50	$42	$122	$96
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the three and six month periods in 2018 compared with 2017, primarily due to higher base electricity and gas rates effective July 1, 2017 and higher sales volumes driven by favorable weather, partially offset by higher other operation and maintenance expense and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Adjusted Gross Margins	$9	$24
Other operation and maintenance	(7)	(12)
Depreciation	(5)	(10)
Taxes, other than income	(2)	(3)
Other Income (Expense) - net	(2)	1
Interest Expense	—	(1)
Income Taxes	15	27
Net Income	$8	$26

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

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$335	$—	$335	$324	$—	$324
Operating Expenses
Fuel	72	—	72	69	—	69
Energy purchases, including affiliate	30	—	30	28	—	28
Other operation and maintenance	10	83	93	10	76	86
Depreciation	7	42	49	8	37	45
Taxes, other than income	—	9	9	2	7	9
Total Operating Expenses	119	134	253	117	120	237
Total	$216	$(134)	$82	$207	$(120)	$87

	2018 Six Months			2017 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$754	$—	$754	$715	$—	$715
Operating Expenses
Fuel	151	—	151	149	—	149
Energy purchases, including affiliate	112	—	112	94	—	94
Other operation and maintenance	19	163	182	20	151	171
Depreciation	15	82	97	17	72	89
Taxes, other than income	—	18	18	2	15	17
Total Operating Expenses	297	263	560	282	238	520
Total	$457	$(263)	$194	$433	$(238)	$195

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended June 30 includes the following results.

	Three Months			Six Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues
Retail and wholesale	$412	$403	$9	$877	$838	$39
Electric revenue from affiliate	2	3	(1)	8	5	3
Total Operating Revenues	414	406	8	885	843	42
Operating Expenses
Operation
Fuel	117	114	3	252	225	27
Energy purchases	5	4	1	9	9	—
Energy purchases from affiliate	4	4	—	16	21	(5)
Other operation and maintenance	112	100	12	217	208	9
Depreciation	70	61	9	138	121	17
Taxes, other than income	9	7	2	17	15	2
Total Operating Expenses	317	290	27	649	599	50
Other Income (Expense) - net	3	(2)	5	—	(4)	4
Interest Expense	25	24	1	50	48	2
Income Taxes	14	34	(20)	38	73	(35)
Net Income	$61	$56	$5	$148	$119	$29

Operating Revenues

The increase (decrease) in operating revenues for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Volumes (a)	$18	$56
Base rates	12	26
ECR	4	6
Fuel and other energy prices	(2)	2
TCJA refund (b)	(20)	(42)
DSM	(2)	(6)
Other	(2)	—
Total	$8	$42

(a)	Increases were primarily due to favorable weather in 2018.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Fuel

Fuel increased $3 million and $27 million for the three and six months ended June 30, 2018 compared with 2017, primarily due to an increase in volumes driven by weather in 2018.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Timing and scope of generation maintenance outages	$5	$6
Vegetation management	3	4
Other	4	(1)
Total	$12	$9

Depreciation

Depreciation increased $9 million for the three months ended June 30, 2018 compared with 2017, primarily due to a $6 million increase related to higher depreciation rates effective July 1, 2017 and a $2 million increase related to additions to PP&E, net of retirements.

Depreciation increased $17 million for the six months ended June 30, 2018 compared with 2017, primarily due to an $11 million increase related to higher depreciation rates effective July 1, 2017 and a $5 million increase related to additions to PP&E, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the periods ended June 30, 2018 compared with 2017 was due to:

	Three Months	Six Months
Reduction in U.S. federal income tax rate (a)	$(10)	$(26)
Amortization of excess deferred income taxes (a)	(3)	(6)
Change in pre-tax income	(6)	(2)
Other	(1)	(1)
Total	$(20)	$(35)

(a)
The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$61	$56	$148	$119
Special items, gains (losses), after-tax	—	—	—	(1)

Earnings increased for the three and six month periods in 2018 compared with 2017, primarily due to higher base electricity rates effective July 1, 2017 and higher sales volumes driven by favorable weather, partially offset by higher other operation and maintenance expense and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Six Months
Adjusted Gross Margins	$6	$19
Other operation and maintenance	(15)	(12)
Depreciation	(7)	(13)
Taxes, other than income	(3)	(2)
Other Income (Expense) - net	5	3
Interest Expense	(1)	(2)
Income Taxes	20	35
Special items, gains (losses), after-tax (a)	—	1
Net Income	$5	$29

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$414	$—	$414	$406	$—	$406
Operating Expenses
Fuel	117	—	117	114	—	114
Energy purchases, including affiliate	9	—	9	8	—	8
Other operation and maintenance	13	99	112	16	84	100
Depreciation	10	60	70	8	53	61
Taxes, other than income	—	9	9	1	6	7
Total Operating Expenses	149	168	317	147	143	290
Total	$265	$(168)	$97	$259	$(143)	$116

	2018 Six Months			2017 Six Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$885	$—	$885	$843	$—	$843
Operating Expenses
Fuel	252	—	252	225	—	225
Energy purchases, including affiliate	25	—	25	30	—	30
Other operation and maintenance	29	188	217	32	176	208
Depreciation	19	119	138	15	106	121
Taxes, other than income	1	16	17	1	14	15
Total Operating Expenses	326	323	649	303	296	599
Total	$559	$(323)	$236	$540	$(296)	$244

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources
(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
June 30, 2018
Cash and cash equivalents	$852	$489	$39	$19	$20
Short-term debt	1,864	—	316	183	133
Long-term debt due within one year	203	—	203	194	9
Notes payable with affiliates		—	99	—	—

December 31, 2017
Cash and cash equivalents	$485	$49	$30	$15	$15
Short-term debt	1,080	—	244	199	45
Long-term debt due within one year	348	—	98	98	—
Notes payable with affiliates		—	225	—	—

(a)
At June 30, 2018, $2 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 5 to the Financial Statements in PPL's 2017 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the six month periods ended June 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2018
Operating activities	$1,325	$364	$440	$255	$274
Investing activities	(1,649)	(521)	(564)	(296)	(266)
Financing activities	695	597	133	45	(3)
2017
Operating activities	$790	$279	$511	$264	$257
Investing activities	(1,385)	(824)	(355)	(177)	(177)
Financing activities	711	591	(150)	(85)	(75)
Change - Cash Provided (Used)
Operating activities	$535	$85	$(71)	$(9)	$17
Investing activities	(264)	303	(209)	(119)	(89)
Financing activities	(16)	6	283	130	72

Operating Activities

The components of the change in cash provided by (used in) operating activities for the six months ended June 30, 2018 compared with 2017 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$272	$67	$38	$26	$29
Non-cash components	(279)	(25)	(46)	(32)	(51)
Working capital	129	36	46	59	80
Defined benefit plan funding	346	(4)	(93)	(54)	(31)
Other operating activities	67	11	(16)	(8)	(10)
Total	$535	$85	$(71)	$(9)	$17

(PPL)

PPL's cash provided by operating activities in 2018 increased $535 million compared with 2017.

•
Net income increased $272 million between periods and included a decrease in non-cash charges of $279 million. The decrease in non-cash charges was primarily due to an increase in unrealized gains on hedging activities, an increase in the U.K. net periodic defined benefit credits (primarily due to an increase in expected returns on higher asset balances) and a decrease in deferred income tax expense (primarily due to lower income taxes from tax benefits related to accelerated pension contributions to the U.K. pension plans in 2017 and book versus tax plant timing differences and net operating losses at EU) partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, and higher depreciation rates effective July 1, 2017 at LG&E and KU and the impact of foreign currency exchange rates at WPD).

•
The $129 million increase in cash from changes in working capital was primarily due to a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms) and an increase in taxes payable (primarily due to an increase in current income tax benefits in 2017).

•	Defined benefit plan funding was $346 million lower in 2018. The decrease was primarily due to the acceleration of WPD's contributions to its U.K. pension plans in 2017.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2018 increased $85 million compared with 2017.

•
Net income increased $67 million between the periods and included a decrease in non-cash charges of $25 million. The decrease in non-cash charges was primarily driven by a $31 million decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and net operating losses).

•
The $36 million increase in cash from changes in working capital was primarily due to a $24 million increase in accounts receivable and a $13 million increase in unbilled revenues due to an increase in sales volumes and returns on additional capital investments.

•
The $11 million increase in cash provided by other operating activities was primarily due to an increase in non-current regulatory liabilities (primarily due to a $37 million TCJA liability) partially offset by an increase in non-current regulatory assets (primarily due to $21 million of storm costs).

(LKE)

LKE's cash provided by operating activities in 2018 decreased $71 million compared with 2017.

•
Net income increased $38 million between the periods and included a decrease in non-cash charges of $46 million. The decrease in non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), an increase in accounts payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to colder weather in the fourth quarter of 2017), partially offset by a decrease in taxes payable (primarily due to timing of payments), a decrease in other current liabilities (primarily due to timing of payments) and an increase in fuel inventory (primarily due to timing of fuel purchases and payments).

•	Defined benefit plan funding was $93 million higher in 2018.

•	The decrease in cash from LKE's other operating activities was primarily driven by an increase in ARO expenditures.

(LG&E)

LG&E's cash provided by operating activities in 2018 decreased $9 million compared with 2017.

•
Net income increased $26 million between the periods and included a decrease in non-cash charges of $32 million. The decrease in non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), an increase in taxes payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to colder weather in the fourth quarter of 2017), partially offset by a decrease in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $54 million higher in 2018.

•	The decrease in cash from LG&E's other operating activities was primarily driven by an increase in ARO expenditures.

(KU)

KU's cash provided by operating activities in 2018 increased $17 million compared with 2017.

•
Net income increased $29 million between the periods and included a decrease in non-cash charges of $51 million. The decrease in non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), an increase in taxes payable (primarily due to timing of payments), an increase in accounts payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to colder weather in the fourth quarter of 2017), partially offset by a decrease in other current liabilities (primarily due to timing of payments) and an increase in fuel inventory (primarily due to timing of fuel purchases and payments).

•	Defined benefit plan funding was $31 million higher in 2018.

•	The decrease in cash from KU's other operating activities was primarily driven by an increase in ARO expenditures.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the six months ended June 30, 2018 compared with 2017 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$(154)	$32	$(209)	$(119)	$(89)

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

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the six months ended June 30, 2018 compared with 2017 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(200)	$(72)	$100	$100	$—
Debt issuance/retirement with affiliate, net		—	250	—	—
Stock issuances/redemptions, net	(30)	—	—	—	—
Dividends	(29)	(68)	—	41	(26)
Capital contributions/distributions, net		(150)	57	43	45
Change in short-term debt, net	234	295	(1)	(54)	53
Notes payable with affiliate		—	(122)	—	—
Other financing activities	9	1	(1)	—	—
Total	$(16)	$6	$283	$130	$72

See Note 8 to the Financial Statements in this Form 10-Q for information on 2018 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 7 to the Financial Statements in the Registrants' 2017 Form 10-K for information on 2017 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets except for borrowings under LG&E's term loan agreement which are reflected in "Long-term debt" on the Balance Sheets. At June 30, 2018, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,350	$—	$1,019	$331
PPL Electric Credit Facility	650	—	1	649

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	700	200	183	317
KU Credit Facilities	598	—	331	267
Total LKE	1,373	200	514	659
Total U.S. Credit Facilities (a)	$3,373	$200	$1,534	$1,639
Total U.K. Credit Facilities (b)	£1,185	£413	£—	£772

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 7%, LKE - 18%, LG&E - 33% and KU - 37%.

(b)
The amounts borrowed at June 30, 2018 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings which equated to $349 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £150 million as of the date borrowed. At June 30, 2018, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.0 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 17% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$300	$99	$—	$201
LG&E Money Pool (a)	500	—	183	317
KU Money Pool (a)	500	—	133	367

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at June 30, 2018:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$999	$1
PPL Electric	650	—	650

LG&E	350	183	167
KU	350	133	217
Total LKE	700	316	384
Total PPL	$2,350	$1,315	$1,035

Long-term Debt (All Registrants)

See Note 8 to the Financial Statements for information regarding the Registrants’ long-term debt activities.

(PPL)

Equity Securities Activities

Equity Forward Contracts

In May 2018, PPL completed a registered underwritten public offering of 55 million shares of its common stock. In connection with that offering, the underwriters exercised an option to purchase 8.25 million additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 63.25 million shares of PPL common stock. Settlement of these forward sale agreements will occur no later than November

2019. PPL will not receive any proceeds or issue any shares of common stock until settlement of the forward sale agreements. PPL intends to use any net proceeds that it receives upon settlement for general corporate purposes. See Note 8 to the Financial Statements for additional information.

ATM Program

For the three and six months ended June 30, 2018, PPL issued 1.2 million and 4.2 million shares of common stock and received proceeds of $34 million and $119 million. See Note 8 to the Financial Statements for further discussion of the ATM program.

Common Stock Dividends

In May 2018, PPL declared a quarterly common stock dividend, payable July 2, 2018, of 41.0 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2018:

(PPL)

In March 2018, Moody's and S&P assigned ratings of Baa1 and A- to WPD (South Wales)'s £30 million 0.01% Index-linked Senior Notes due 2036.

In May 2018, Moody's and S&P assigned ratings of Baa1 and A- to WPD (West Midlands)'s £30 million 0.01% Index-linked Senior Notes due 2028.

(PPL and PPL Electric)

In June 2018, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $400M 4.15% First Mortgage Bonds due 2048.

(PPL, LKE and LG&E)

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

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at June 30, 2018.

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

The following interest rate hedges were outstanding at June 30, 2018.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Cross-currency swaps (c)	$702	$101	$(81)	2028
Economic hedges
Interest rate swaps (d)	147	(21)	(2)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(21)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(21)	(2)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at June 30, 2018 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at June 30, 2018 is shown below.

10% Adverse Movement in Rates
PPL	$658
PPL Electric	193
LKE	177
LG&E	63
KU	94

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

The following foreign currency hedges were outstanding at June 30, 2018.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£1,992	$110	$(244)	2020

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $143 million for the six months ended June 30, 2018, which primarily reflected a $227 million decrease to PP&E, a $45 million decrease to goodwill and a $2 million increase to other net liabilities, partially offset by a $131 million decrease to long-term debt. Changes in this exchange rate resulted in a foreign currency translation gain of $207 million for the six months ended June 30, 2017, which primarily reflected a $367 million increase to PP&E and $79 million increase to goodwill partially offset by a $216 million increase to long-term debt and a $23 million increase to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

New Accounting Guidance (All Registrants)

See Note 2 and 17 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2018, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

*1(a)	-	Final Terms, dated May 11, 2018, of Western Power Distribution (West Midlands) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2028
4(a)	-
Supplemental Indenture No. 20, dated as of June 1, 2018, of PPL Electric Utilities Corporation to The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(b)	-	Officer’s Certificate, dated June 14, 2018, pursuant to Section 201 and Section 301 of the Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)
10(a)	-
Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(b)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)
10(c)	-
Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(d)	-
Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

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

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2018, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2018, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	August 7, 2018	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	August 7, 2018	/s/ Marlene C. Beers
Marlene C. Beers Vice President - Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	August 7, 2018	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)