Form 10-Q
period 2018-09-30
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2018-11-01
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2018.
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, KY 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, KY 40507-1462 (502) 627-2000	61-0247570

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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).

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

PPL Corporation	[ ]
PPL Electric Utilities Corporation	[ ]
LG&E and KU Energy LLC	[ ]
Louisville Gas and Electric Company	[ ]
Kentucky Utilities Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $0.01 par value, 720,199,922 shares outstanding at October 25, 2018.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 25, 2018.

LG&E and KU Energy LLC	PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

Louisville Gas and Electric Company	Common stock, no par value, 21,294,223 shares outstanding and all held by LG&E and KU Energy LLC at October 25, 2018.

Kentucky Utilities Company	Common stock, no par value, 37,817,878 shares outstanding and all held by LG&E and KU Energy LLC at October 25, 2018.

This document is available free of charge at the Investors section of PPL Corporation's website at www.pplweb.com. However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

IT - Information Technology.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

kV - kilovolt.

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

NAAQS - National Ambient Air Quality Standards periodically adopted pursuant to the Clean Air Act.

NERC - North American Electric Reliability Corporation.

New Source Review - a Clean Air Act program that requires industrial facilities to install updated pollution control equipment when they are built or when making a modification that increases emissions beyond certain allowable thresholds.

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

PP&E - property, plant and equipment.

PPL Energy Supply - prior to the June 1, 2015 spinoff, PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the indirect parent company of PPL Montana, LLC.

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

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues	$1,872	$1,845	$5,846	$5,521

Operating Expenses
Operation
Fuel	206	202	609	576
Energy purchases	149	143	538	494
Other operation and maintenance	479	438	1,453	1,340
Depreciation	275	257	817	745
Taxes, other than income	77	69	234	214
Total Operating Expenses	1,186	1,109	3,651	3,369

Operating Income	686	736	2,195	2,152

Other Income (Expense) - net	106	(35)	297	(112)

Interest Expense	244	230	718	669

Income Before Income Taxes	548	471	1,774	1,371

Income Taxes	103	116	362	321

Net Income	$445	$355	$1,412	$1,050

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$0.63	$0.52	$2.02	$1.53
Diluted	$0.62	$0.51	$2.01	$1.53

Dividends Declared Per Share of Common Stock	$0.41	$0.395	$1.23	$1.185

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	703,730	686,563	699,117	683,783
Diluted	710,517	688,746	702,305	686,081

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$445	$355	$1,412	$1,050

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $0, ($2), ($1)	(187)	(12)	(321)	195
Qualifying derivatives, net of tax of ($5), $0, ($5), $7	22	1	21	(29)
Defined benefit plans:
Prior service costs, net of tax of $0, $0, $0, $0	—	—	(1)	—
Net actuarial gain (loss), net of tax of $3, $2, $3, $9	(8)	(3)	(9)	(14)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $3, $1, $4, ($6)	(14)	—	(21)	24
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	—	—	—	1
Defined benefit plans:
Prior service costs, net of tax of ($1), ($1), ($1), ($1)	—	—	1	1
Net actuarial (gain) loss, net of tax of ($8), ($10), ($26), ($28)	34	34	104	97
Total other comprehensive income (loss)	(153)	20	(226)	275

Comprehensive income	$292	$375	$1,186	$1,325

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$1,412	$1,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	817	745
Amortization	56	72
Defined benefit plans - (income)	(146)	(69)
Deferred income taxes and investment tax credits	255	284
Unrealized (gains) losses on derivatives, and other hedging activities	(129)	194
Stock-based compensation expense	21	30
Other	(12)	(8)
Change in current assets and current liabilities
Accounts receivable	38	25
Accounts payable	(55)	(93)
Unbilled revenues	129	81
Fuel, materials and supplies	25	35
Prepayments	(38)	(37)
Taxes payable	20	6
Regulatory assets and liabilities, net	39	(3)
Accrued interest	48	49
Other current liabilities	(36)	(53)
Other	(21)	5
Other operating activities
Defined benefit plans - funding	(284)	(558)
Proceeds from transfer of excess benefit plan funds	65	—
Other assets	(38)	4
Other liabilities	44	(5)
Net cash provided by operating activities	2,210	1,754
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(2,344)	(2,152)
Purchase of available-for-sale securities	(65)	—
Other investing activities	(57)	(16)
Net cash used in investing activities	(2,466)	(2,168)
Cash Flows from Financing Activities
Issuance of long-term debt	602	1,088
Retirement of long-term debt	(277)	(60)
Issuance of common stock	678	275
Payment of common stock dividends	(846)	(800)
Net increase in short-term debt	481	269
Other financing activities	(20)	(34)
Net cash provided by financing activities	618	738
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(9)	7
Net Increase in Cash, Cash Equivalents and Restricted Cash	353	331
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	511	365
Cash, Cash Equivalents and Restricted Cash at End of Period	$864	$696

Supplemental Disclosures of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$311	$373
Accrued expenditures for intangible assets at September 30,	$70	$60

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$842	$485
Accounts receivable (less reserve: 2018, $54; 2017, $51)
Customer	684	681
Other	58	100
Unbilled revenues	411	543
Fuel, materials and supplies	295	320
Prepayments	103	66
Price risk management assets	91	49
Other current assets	61	50
Total Current Assets	2,545	2,294

Property, Plant and Equipment
Regulated utility plant	39,144	38,228
Less: accumulated depreciation - regulated utility plant	7,196	6,785
Regulated utility plant, net	31,948	31,443
Non-regulated property, plant and equipment	365	384
Less: accumulated depreciation - non-regulated property, plant and equipment	111	110
Non-regulated property, plant and equipment, net	254	274
Construction work in progress	1,816	1,375
Property, Plant and Equipment, net	34,018	33,092

Other Noncurrent Assets
Regulatory assets	1,525	1,504
Goodwill	3,242	3,258
Other intangibles	700	697
Pension benefit asset	615	284
Price risk management assets	206	215
Other noncurrent assets	191	135
Total Other Noncurrent Assets	6,479	6,093

Total Assets	$43,042	$41,479

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$1,549	$1,080
Long-term debt due within one year	330	348
Accounts payable	814	924
Taxes	121	105
Interest	326	282
Dividends	287	273
Customer deposits	265	292
Regulatory liabilities	136	95
Other current liabilities	555	624
Total Current Liabilities	4,383	4,023

Long-term Debt	19,924	19,847

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,717	2,462
Investment tax credits	127	129
Accrued pension obligations	649	800
Asset retirement obligations	279	312
Regulatory liabilities	2,739	2,704
Other deferred credits and noncurrent liabilities	441	441
Total Deferred Credits and Other Noncurrent Liabilities	6,952	6,848

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	11,001	10,305
Earnings reinvested	4,423	3,871
Accumulated other comprehensive loss	(3,648)	(3,422)
Total Equity	11,783	10,761

Total Liabilities and Equity	$43,042	$41,479

(a)	1,560,000 shares authorized; 719,702 and 693,398 shares issued and outstanding at September 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761
Common stock issued	26,304		699			699
Stock-based compensation			(3)			(3)
Net income				1,412		1,412
Dividends and dividend equivalents				(860)		(860)
Other comprehensive income (loss)					(226)	(226)
September 30, 2018	719,702	$7	$11,001	$4,423	$(3,648)	$11,783

December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899
Common stock issued	8,402		303			303
Stock-based compensation			(22)			(22)
Net income				1,050		1,050
Dividends and dividend equivalents				(813)		(813)
Other comprehensive income (loss)					275	275
September 30, 2017	688,133	$7	$10,122	$4,066	$(3,503)	$10,692

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues	$548	$547	$1,704	$1,620

Operating Expenses
Operation
Energy purchases	127	121	403	374
Other operation and maintenance	127	133	419	435
Depreciation	89	77	262	228
Taxes, other than income	27	27	81	79
Total Operating Expenses	370	358	1,165	1,116

Operating Income	178	189	539	504

Other Income (Expense) - net	5	4	18	8

Interest Income from Affiliate	4	2	5	3

Interest Expense	41	36	117	105

Income Before Income Taxes	146	159	445	410

Income Taxes	35	64	111	159

Net Income (a)	$111	$95	$334	$251

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$334	$251
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	262	228
Amortization	17	25
Defined benefit plans - expense	2	10
Deferred income taxes and investment tax credits	77	129
Other	(13)	(8)
Change in current assets and current liabilities
Accounts receivable	22	7
Accounts payable	(46)	(38)
Unbilled revenues	45	30
Prepayments	(25)	(31)
Regulatory assets and liabilities, net	(25)	—
Taxes payable	(1)	10
Other	12	(9)
Other operating activities
Defined benefit plans - funding	(28)	(24)
Other assets	(37)	(2)
Other liabilities	54	(3)
Net cash provided by operating activities	650	575

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(835)	(851)
Net decrease in notes receivable from affiliate	—	(2)
Other investing activities	(2)	(5)
Net cash used in investing activities	(837)	(858)

Cash Flows from Financing Activities
Issuance of long-term debt	398	470
Contributions from parent	429	575
Payment of common stock dividends to parent	(271)	(231)
Net decrease in short-term debt	—	(295)
Other financing activities	(4)	(6)
Net cash provided by financing activities	552	513

Net Increase in Cash, Cash Equivalents and Restricted Cash	365	230
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	15
Cash, Cash Equivalents and Restricted Cash at End of Period	$416	$245

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$171	$190

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$414	$49
Accounts receivable (less reserve: 2018, $26; 2017, $24)
Customer	309	279
Other	18	71
Accounts receivable from affiliates	11	—
Unbilled revenues	82	127
Materials and supplies	26	34
Prepayments	31	6
Regulatory assets	18	16
Other current assets	10	6
Total Current Assets	919	588

Property, Plant and Equipment
Regulated utility plant	11,332	10,785
Less: accumulated depreciation - regulated utility plant	2,848	2,778
Regulated utility plant, net	8,484	8,007
Construction work in progress	643	508
Property, Plant and Equipment, net	9,127	8,515

Other Noncurrent Assets
Regulatory assets	738	709
Intangibles	260	259
Other noncurrent assets	52	11
Total Other Noncurrent Assets	1,050	979

Total Assets	$11,096	$10,082

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Accounts payable	$384	$386
Accounts payable to affiliates	25	31
Taxes	7	8
Interest	43	36
Regulatory liabilities	72	86
Other current liabilities	99	98
Total Current Liabilities	630	645

Long-term Debt	3,693	3,298

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,258	1,154
Accrued pension obligations	210	246
Regulatory liabilities	686	668
Other deferred credits and noncurrent liabilities	135	79
Total Deferred Credits and Other Noncurrent Liabilities	2,289	2,147

Commitments and Contingent Liabilities (Notes 7 and 10)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,158	2,729
Earnings reinvested	962	899
Total Equity	4,484	3,992

Total Liabilities and Equity	$11,096	$10,082

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	66,368	$364	$2,729	$899	$3,992
Net income				334	334
Capital contributions from parent			429		429
Dividends declared on common stock				(271)	(271)
September 30, 2018	66,368	$364	$3,158	$962	$4,484

December 31, 2016	66,368	$364	$2,154	$873	$3,391
Net income				251	251
Capital contributions from parent			575		575
Dividends declared on common stock				(231)	(231)
September 30, 2017	66,368	$364	$2,729	$893	$3,986

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues	$802	$818	$2,417	$2,350

Operating Expenses
Operation
Fuel	206	202	609	576
Energy purchases	22	22	135	120
Other operation and maintenance	216	197	632	594
Depreciation	119	114	354	324
Taxes, other than income	18	17	53	49
Total Operating Expenses	581	552	1,783	1,663

Operating Income	221	266	634	687

Other Income (Expense) - net	—	(1)	(2)	(9)

Interest Expense	52	49	154	148

Interest Expense with Affiliate	7	5	18	13

Income Before Income Taxes	162	211	460	517

Income Taxes	32	79	102	195

Net Income	$130	$132	$358	$322

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$130	$132	$358	$322

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Net actuarial gain (loss), net of tax of $0, $0, $0, $7	—	(1)	—	(12)
Reclassifications from AOCI - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0, $0	—	—	—	1
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), $0, ($1)	1	—	2	1
Net actuarial (gain) loss, net of tax of $0, $0, ($1), ($2)	1	1	2	3
Total other comprehensive income (loss)	2	—	4	(7)

Comprehensive income	$132	$132	$362	$315

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$358	$322
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	354	324
Amortization	13	19
Defined benefit plans - expense	12	19
Deferred income taxes and investment tax credits	71	173
Other	(2)	1
Change in current assets and current liabilities
Accounts receivable	8	18
Accounts payable	4	(30)
Accounts payable to affiliates	7	3
Unbilled revenues	54	19
Fuel, materials and supplies	17	34
Regulatory assets and liabilities, net	62	(3)
Taxes payable	(11)	13
Accrued interest	41	41
Other	(36)	2
Other operating activities
Defined benefit plans - funding	(126)	(32)
Expenditures for asset retirement obligations	(46)	(22)
Other assets	(1)	5
Other liabilities	8	14
Net cash provided by operating activities	787	920
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(826)	(579)
Other investing activities	1	4
Net cash used in investing activities	(825)	(575)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliate	(145)	(4)
Issuance of long-term debt with affiliate	250	—
Issuance of long-term debt	118	60
Retirement of long-term debt	(27)	(60)
Distributions to member	(217)	(316)
Net increase in short-term debt	60	5
Other financing activities	(2)	(3)
Net cash provided by (used in) financing activities	37	(318)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	27
Cash and Cash Equivalents at Beginning of Period	30	13
Cash and Cash Equivalents at End of Period	$29	$40

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$108	$142

 The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$29	$30
Accounts receivable (less reserve: 2018, $26; 2017, $25)
Customer	230	246
Other	47	44
Unbilled revenues	149	203
Fuel, materials and supplies	238	254
Prepayments	32	25
Regulatory assets	11	18
Other current assets	7	8
Total Current Assets	743	828

Property, Plant and Equipment
Regulated utility plant	13,438	13,187
Less: accumulated depreciation - regulated utility plant	2,031	1,785
Regulated utility plant, net	11,407	11,402
Construction work in progress	1,000	627
Property, Plant and Equipment, net	12,407	12,029

Other Noncurrent Assets
Regulatory assets	787	795
Goodwill	996	996
Other intangibles	80	86
Other noncurrent assets	75	68
Total Other Noncurrent Assets	1,938	1,945

Total Assets	$15,088	$14,802

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	September 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$304	$244
Long-term debt due within one year	330	98
Notes payable with affiliates	80	225
Accounts payable	271	338
Accounts payable to affiliates	14	7
Customer deposits	60	58
Taxes	55	66
Price risk management liabilities	4	4
Regulatory liabilities	64	9
Interest	73	32
Asset retirement obligations	86	85
Other current liabilities	127	161
Total Current Liabilities	1,468	1,327

Long-term Debt
Long-term debt	4,521	4,661
Long-term debt to affiliate	650	400
Total Long-term Debt	5,171	5,061

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	922	866
Investment tax credits	127	129
Price risk management liabilities	15	22
Accrued pension obligations	256	365
Asset retirement obligations	231	271
Regulatory liabilities	2,053	2,036
Other deferred credits and noncurrent liabilities	137	162
Total Deferred Credits and Other Noncurrent Liabilities	3,741	3,851

Commitments and Contingent Liabilities (Notes 7 and 10)

Member's Equity	4,708	4,563

Total Liabilities and Equity	$15,088	$14,802

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

Member's Equity
December 31, 2017	$4,563
Net income	358
Distributions to member	(217)
Other comprehensive income	4
September 30, 2018	$4,708

December 31, 2016	$4,667
Net income	322
Distributions to member	(316)
Other comprehensive income (loss)	(7)
September 30, 2017	$4,666

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues
Retail and wholesale	$357	$361	$1,095	$1,055
Electric revenue from affiliate	5	2	21	23
Total Operating Revenues	362	363	1,116	1,078

Operating Expenses
Operation
Fuel	83	76	234	225
Energy purchases	17	18	121	107
Energy purchases from affiliate	2	3	10	8
Other operation and maintenance	95	87	277	258
Depreciation	49	47	146	136
Taxes, other than income	9	8	27	25
Total Operating Expenses	255	239	815	759

Operating Income	107	124	301	319

Other Income (Expense) - net	(3)	(3)	(5)	(6)

Interest Expense	20	17	57	53

Income Before Income Taxes	84	104	239	260

Income Taxes	18	39	51	99

Net Income (a)	$66	$65	$188	$161

(a)	Net income equals comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$188	$161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	146	136
Amortization	10	11
Defined benefit plans - expense	2	5
Deferred income taxes and investment tax credits	46	96
Change in current assets and current liabilities
Accounts receivable	14	12
Accounts receivable from affiliates	2	6
Accounts payable	14	(12)
Accounts payable to affiliates	(2)	(10)
Unbilled revenues	30	11
Fuel, materials and supplies	9	6
Regulatory assets and liabilities, net	24	(2)
Taxes payable	4	(15)
Accrued interest	13	12
Other	(14)	8
Other operating activities
Defined benefit plans - funding	(59)	(3)
Expenditures for asset retirement obligations	(17)	(13)
Other assets	—	5
Other liabilities	—	4
Net cash provided by operating activities	410	418
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(420)	(293)
Net cash used in investing activities	(420)	(293)
Cash Flows from Financing Activities
Net increase in notes payable with affiliates	—	10
Issuance of long-term debt	100	60
Retirement of long-term debt	—	(60)
Net increase (decrease) in short-term debt	(23)	21
Payment of common stock dividends to parent	(113)	(150)
Contributions from parent	43	—
Other financing activities	(1)	(2)
Net cash provided by (used in) financing activities	6	(121)
Net Increase (Decrease) in Cash and Cash Equivalents	(4)	4
Cash and Cash Equivalents at Beginning of Period	15	5
Cash and Cash Equivalents at End of Period	$11	$9

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$51	$83

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$11	$15
Accounts receivable (less reserve: 2018, $1; 2017, $1)
Customer	102	116
Other	13	13
Unbilled revenues	61	91
Accounts receivable from affiliates	22	24
Fuel, materials and supplies	122	131
Prepayments	14	11
Regulatory assets	11	12
Other current assets	3	3
Total Current Assets	359	416

Property, Plant and Equipment
Regulated utility plant	5,684	5,587
Less: accumulated depreciation - regulated utility plant	707	614
Regulated utility plant, net	4,977	4,973
Construction work in progress	520	305
Property, Plant and Equipment, net	5,497	5,278

Other Noncurrent Assets
Regulatory assets	400	411
Goodwill	389	389
Other intangibles	49	53
Other noncurrent assets	27	12
Total Other Noncurrent Assets	865	865

Total Assets	$6,721	$6,559

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$176	$199
Long-term debt due within one year	234	98
Accounts payable	152	179
Accounts payable to affiliates	22	23
Customer deposits	28	27
Taxes	29	25
Price risk management liabilities	4	4
Regulatory liabilities	26	3
Interest	24	11
Asset retirement obligations	21	24
Other current liabilities	39	52
Total Current Liabilities	755	645

Long-term Debt	1,574	1,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	611	572
Investment tax credits	35	35
Price risk management liabilities	15	22
Accrued pension obligations	—	45
Asset retirement obligations	86	97
Regulatory liabilities	920	919
Other deferred credits and noncurrent liabilities	80	86
Total Deferred Credits and Other Noncurrent Liabilities	1,747	1,776

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,755	1,712
Earnings reinvested	466	391
Total Equity	2,645	2,527

Total Liabilities and Equity	$6,721	$6,559

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at September 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2017	21,294	$424	$1,712	$391	$2,527
Net income				188	188
Capital contributions from parent			43		43
Cash dividends declared on common stock				(113)	(113)
September 30, 2018	21,294	$424	$1,755	$466	$2,645

December 31, 2016	21,294	$424	$1,682	$370	$2,476
Net income				161	161
Cash dividends declared on common stock				(150)	(150)
September 30, 2017	21,294	$424	$1,682	$381	$2,487

(a)	Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

THIS PAGE INTENTIONALLY LEFT BLANK.

CONDENSED STATEMENTS OF INCOME
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Revenues
Retail and wholesale	$445	$457	$1,322	$1,295
Electric revenue from affiliate	2	3	10	8
Total Operating Revenues	447	460	1,332	1,303

Operating Expenses
Operation
Fuel	123	126	375	351
Energy purchases	5	4	14	13
Energy purchases from affiliate	5	2	21	23
Other operation and maintenance	114	104	331	312
Depreciation	70	67	208	188
Taxes, other than income	9	9	26	24
Total Operating Expenses	326	312	975	911

Operating Income	121	148	357	392

Other Income (Expense) - net	1	—	1	(4)

Interest Expense	24	24	74	72

Income Before Income Taxes	98	124	284	316

Income Taxes	21	47	59	120

Net Income (a)	$77	$77	$225	$196

(a)	Net income approximates comprehensive income.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$225	$196
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	208	188
Amortization	2	7
Defined benefit plans - expense	—	3
Deferred income taxes and investment tax credits	37	116
Other	(2)	—
Change in current assets and current liabilities
Accounts receivable	2	6
Accounts receivable from affiliates	—	(1)
Accounts payable	(2)	(6)
Accounts payable to affiliates	(8)	(16)
Unbilled revenues	24	8
Fuel, materials and supplies	8	28
Regulatory assets and liabilities, net	38	(1)
Taxes payable	11	(21)
Accrued interest	21	22
Other	(4)	(5)
Other operating activities
Defined benefit plans - funding	(53)	(22)
Expenditures for asset retirement obligations	(29)	(9)
Other assets	(1)	—
Other liabilities	8	8
Net cash provided by operating activities	485	501
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(405)	(283)
Net increase in notes receivable with affiliates	—	(10)
Other investing activities	1	4
Net cash used in investing activities	(404)	(289)
Cash Flows from Financing Activities
Issuance of long-term debt	18	—
Retirement of long-term debt	(27)	—
Net increase (decrease) in short-term debt	83	(16)
Payment of common stock dividends to parent	(196)	(171)
Contributions from parent	45	—
Other financing activities	(1)	(1)
Net cash used in financing activities	(78)	(188)
Net Increase in Cash and Cash Equivalents	3	24
Cash and Cash Equivalents at Beginning of Period	15	7
Cash and Cash Equivalents at End of Period	$18	$31

Supplemental Disclosure of Cash Flow Information
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at September 30,	$57	$58

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash and cash equivalents	$18	$15
Accounts receivable (less reserve: 2018, $2; 2017, $1)
Customer	128	130
Other	25	30
Unbilled revenues	88	112
Fuel, materials and supplies	116	123
Prepayments	17	14
Regulatory assets	—	6
Other current assets	4	5
Total Current Assets	396	435

Property, Plant and Equipment
Regulated utility plant	7,746	7,592
Less: accumulated depreciation - regulated utility plant	1,323	1,170
Regulated utility plant, net	6,423	6,422
Construction work in progress	479	321
Property, Plant and Equipment, net	6,902	6,743

Other Noncurrent Assets
Regulatory assets	387	384
Goodwill	607	607
Other intangibles	31	33
Other noncurrent assets	77	52
Total Other Noncurrent Assets	1,102	1,076

Total Assets	$8,400	$8,254

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED BALANCE SHEETS
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars, shares in thousands)

	September 30, 2018	December 31, 2017
Liabilities and Equity

Current Liabilities
Short-term debt	$128	$45
Long-term debt due within one year	96	—
Accounts payable	105	137
Accounts payable to affiliates	47	53
Customer deposits	32	31
Taxes	30	19
Regulatory liabilities	38	6
Interest	37	16
Asset retirement obligations	65	61
Other current liabilities	43	46
Total Current Liabilities	621	414

Long-term Debt	2,224	2,328

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	719	691
Investment tax credits	92	94
Accrued pension obligations	—	36
Asset retirement obligations	145	174
Regulatory liabilities	1,133	1,117
Other deferred credits and noncurrent liabilities	35	43
Total Deferred Credits and Other Noncurrent Liabilities	2,124	2,155

Commitments and Contingent Liabilities (Notes 7 and 10)

Stockholder's Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,661	2,616
Earnings reinvested	462	433
Total Equity	3,431	3,357

Total Liabilities and Equity	$8,400	$8,254

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at September 30, 2018 and December 31, 2017.

The accompanying Notes to Condensed Financial Statements are an integral part of the financial statements.

CONDENSED STATEMENTS OF EQUITY
Kentucky Utilities Company
(Unaudited)
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive income (loss)	Total
December 31, 2017	37,818	$308	$2,616	$433	$—	$3,357
Capital contributions from parent			45			45
Net income				225		225
Cash dividends declared on common stock				(196)		(196)
September 30, 2018	37,818	$308	$2,661	$462	$—	$3,431

December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323
Net income				196		196
Cash dividends declared on common stock				(171)		(171)
Other comprehensive income					1	1
September 30, 2017	37,818	$308	$2,616	$425	$—	$3,349

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with GAAP are reflected in the condensed financial statements. All adjustments are of a normal recurring nature, except as otherwise disclosed. Each Registrant's Balance Sheet at December 31, 2017 is derived from that Registrant's 2017 audited Balance Sheet. The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2017 Form 10-K. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or other future periods, because results for interim periods can be disproportionately influenced by various factors, developments and seasonal variations.

2. Summary of Significant Accounting Policies

(All Registrants)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2017 Form 10-K and should be read in conjunction with those disclosures.

Income Taxes

The Registrants recognized certain provisional amounts relating to the impact of the enactment of the TCJA in their December 31, 2017 financial statements, in accordance with SEC guidance. Included in those provisional amounts were estimates of: tax depreciation, deductible executive compensation, accumulated foreign earnings, foreign tax credits, and deemed dividends from foreign subsidiaries, all of which were based on the interpretation and application of various provisions of the TCJA.

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant’s 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% “bonus” depreciation PPL is eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. See Note 6 to the Financial Statements for the final amounts reported in PPL's 2017 federal income tax return, provisional adjustment amounts for the year ended December 31, 2017, the related measurement period adjustments and the resulting tax impact for the three and nine months ended September 30, 2018.

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of September 30, 2018 with respect to the three items discussed above. The Registrants continue to analyze the impact of the TCJA on the deductibility of executive compensation awarded on or before November 2, 2017. The Registrants do not currently anticipate a material change from what was reflected in the December 31, 2017 financial statements and expect to record the impact, if any, of changes in the deductibility of executive compensation in the fourth quarter of 2018.

New Accounting Guidance Adopted

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

The adoption of this guidance did not have a material impact on the Registrants' revenue recognition policies. See Note 4 for the required disclosures resulting from the adoption of this standard.

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

For PPL, the non-service cost components of net periodic benefit costs were in a net credit position for the three and nine months ended September 30, 2018. The non-service cost credits that would have been capitalized under previous guidance, but are now recorded as income within "Other Income (Expense) - net," were $5 million ($4 million after-tax or $0.01 per share) and $16 million ($13 million after-tax or $0.02 per share) for the three and nine months ended September 30, 2018. For PPL Electric, LG&E and KU, non-service costs or credits that would have been capitalized under previous guidance are now recognized as a regulatory asset or regulatory liability, as applicable, in accordance with regulatory approvals.

The following provides the non-service cost components of net periodic benefits (costs) or credits presented in "Other Income (Expense) - net" in 2018 and reclassified from "Other operation and maintenance" to "Other Income (Expense) - net" in 2017 on the Statements of Income as a result of the adoption.

	Three Months		Nine Months
	2018	2017	2018	2017
PPL	$61	$41	$195	$123
PPL Electric	1	—	4	—
LKE	1	(2)	3	(4)
LG&E	—	(2)	(1)	(4)
KU	—	—	2	(1)

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Cash and cash equivalents	$842	$485	$414	$49
Restricted cash - current (a)	3	3	2	2
Restricted cash - noncurrent (a)	19	23	—	—
Total Cash, Cash Equivalents and Restricted Cash	$864	$511	$416	$51

(a)
Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash. On the Balance Sheets, the current portion of restricted cash is included in "Other current assets," while the noncurrent portion is included in "Other noncurrent assets."

3. Segment and Related Information

(PPL)

See Note 2 in PPL's 2017 Form 10-K for a discussion of reportable segments and related information.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the periods ended September 30 are as follows:

	Three Months		Nine Months
	2018	2017	2018	2017
Operating Revenues from external customers
U.K. Regulated	$517	$477	$1,716	$1,547
Kentucky Regulated	802	818	2,417	2,350
Pennsylvania Regulated	548	547	1,704	1,620
Corporate and Other	5	3	9	4
Total	$1,872	$1,845	$5,846	$5,521

Net Income
U.K. Regulated (a)	$245	$126	$836	$560
Kentucky Regulated	122	125	332	299
Pennsylvania Regulated	112	95	335	251
Corporate and Other	(34)	9	(91)	(60)
Total	$445	$355	$1,412	$1,050

(a)	Includes unrealized gains and losses from hedging foreign currency economic activity. See Note 14 for additional information.

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	September 30, 2018	December 31, 2017
Assets
U.K. Regulated (a)	$16,823	$16,813
Kentucky Regulated	14,754	14,468
Pennsylvania Regulated	11,110	10,082
Corporate and Other (b)	355	116
Total	$43,042	$41,479

(a)
Includes $12.4 billion and $12.5 billion of net PP&E as of September 30, 2018 and December 31, 2017. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

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

Kentucky Regulated Segment Revenue (PPL, LKE, LG&E and KU)

The Kentucky Regulated Segment generates substantially all of its revenues from contracts with customers from LG&E's and KU's regulated tariff-based sales of electricity and LG&E's regulated tariff-based sales of natural gas.

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

(All Registrants)

The following tables reconcile "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the periods ended September 30, 2018.

	Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$1,872	$548	$802	$362	$447
Revenues derived from:
Alternative revenue programs (b)	(4)	(3)	(1)	(4)	3
Other (c)	(15)	(3)	(5)	(2)	(3)
Revenues from Contracts with Customers	$1,853	$542	$796	$356	$447

	Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$5,846	$1,704	$2,417	$1,116	$1,332
Revenues derived from:
Alternative revenue programs (b)	37	(1)	38	16	22
Other (c)	(43)	(9)	(14)	(5)	(9)
Revenues from Contracts with Customers	$5,840	$1,694	$2,441	$1,127	$1,345

(a)
PPL includes $517 million and $1.7 billion for the three and nine months ended September 30, 2018 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 3 for additional information.

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

As discussed in Note 2 in PPL's 2017 Form 10-K, PPL's segments are segmented by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the table above. For PPL Electric, revenues from contracts with customers are further disaggregated by distribution and transmission, which were $442 million and $100 million for the three months ended September 30, 2018 and $1.4 billion and $306 million for the nine months ended September 30, 2018.

The following tables show revenues from contracts with customers disaggregated by customer class for the periods ended September 30, 2018.

	Three Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$475	$—	$—	$—	$—
Residential	647	328	319	162	157
Commercial	307	88	219	112	107
Industrial	156	12	144	45	99
Other (b)	119	14	65	27	39
Wholesale - municipal	30	—	30	—	30
Wholesale - other (c)	19	—	19	10	15
Transmission	100	100	—	—	—
Revenues from Contracts with Customers	$1,853	$542	$796	$356	$447

	Nine Months
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$1,606	$—	$—	$—	$—
Residential	2,039	1,036	1,003	505	498
Commercial	928	275	653	343	310
Industrial	466	37	429	134	295
Other (b)	339	40	200	88	113
Wholesale - municipal	91	—	91	—	91
Wholesale - other (c)	65	—	65	57	38
Transmission	306	306	—	—	—
Revenues from Contracts with Customers	$5,840	$1,694	$2,441	$1,127	$1,345

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets.

The following table shows the accounts receivable balances that were impaired for the periods ended September 30, 2018.

	Three Months	Nine Months
PPL	$11	$24
PPL Electric	7	17
LKE	4	7
LG&E	2	3
KU	2	4

The following table shows the balances of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities as of December 31, 2017	$29	$19	$8	$4	$4
Contract liabilities as of September 30, 2018	40	17	8	4	4

The following table shows the revenue recognized during the period ended September 30, 2018 that was included in the contract liability balance at December 31, 2017.

Nine Months
PPL	$22
PPL Electric	8
LKE	8
LG&E	4
KU	4

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

At September 30, 2018, PPL had $65 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $44 million within the next 12 months.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended September 30 used in the EPS calculation are:

	Three Months		Nine Months
	2018	2017	2018	2017
Income (Numerator)
Net income	$445	$355	$1,412	$1,050
Less amounts allocated to participating securities	1	1	2	2
Net income available to PPL common shareowners - Basic and Diluted	$444	$354	$1,410	$1,048

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	703,730	686,563	699,117	683,783
Add incremental non-participating securities:
Share-based payment awards	298	2,183	427	2,298
Forward sale agreements	6,489	—	2,761	—
Weighted-average shares - Diluted EPS	710,517	688,746	702,305	686,081

Basic EPS
Net Income available to PPL common shareowners	$0.63	$0.52	$2.02	$1.53

Diluted EPS
Net Income available to PPL common shareowners	$0.62	$0.51	$2.01	$1.53

For the periods ended September 30, PPL issued common stock related to stock-based compensation plans and the DRIP as follows (in thousands):

	Three Months		Nine Months
	2018	2017	2018	2017
Stock-based compensation plans (a)	80	256	568	1,707
DRIP	493	355	1,504	1,169

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock units and conversion of stock units granted to directors.

See Note 8 for additional information on common stock issued under the ATM Program and settlement of a portion of the PPL common stock forward sale agreements.

For the periods ended September 30, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months		Nine Months
	2018	2017	2018	2017
Stock options	15	696	229	696
Restricted stock units	2	—	15	—

6. Income Taxes

(All Registrants)

Tax Cuts and Jobs Act (TCJA)

The Registrants recognized certain provisional amounts relating to the impact of the enactment of the TCJA in their December 31, 2017 financial statements, in accordance with SEC guidance. Included in those provisional amounts were estimates of: tax depreciation, deductible executive compensation, accumulated foreign earnings, foreign tax credits, and deemed dividends from foreign subsidiaries, all of which were based on the interpretation and application of various provisions of the TCJA.

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant’s 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31,

2017; (2) the amount of accelerated 100% “bonus” depreciation PPL is eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. The final amounts reported in PPL's 2017 federal income tax return, provisional adjustment amounts for the year ended December 31, 2017, the related measurement period adjustments and the resulting tax impact for the three and nine months ended September 30, 2018 are as follows.

	Taxable Income (Loss) (a)
	Adjustments per 2017 Tax Return	Adjustments per 2017 Tax Provision	September 30, 2018 Adjustment
PPL
Deemed Dividend	$397	$462	$(65)
Bonus Depreciation (b)	(67)	—	(67)
Consolidated Federal Net Operating Loss due to the TCJA(c)	(330)	(462)	132
Total	$—	$—	$—

PPL Electric
Bonus Depreciation (b)	$(39)	$—	$(39)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	(68)	(105)	37
Total	$(107)	$(105)	$(2)

LKE
Bonus Depreciation (b)	$(28)	$—	$(28)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	(32)	(45)	13
Total	$(60)	$(45)	$(15)

LG&E
Bonus Depreciation (b)	$(17)	$—	$(17)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	17	—	17
Total	$—	$—	$—

KU
Bonus Depreciation (b)	$(11)	$—	$(11)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	11	—	11
Total	$—	$—	$—

(a)	The above table reflects, for each item, the amount subject to change as a result of the TCJA and does not reflect the total amount of each item included in the return and the provision.

(b)
The TCJA increased the bonus depreciation percentage from 50% to 100% for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. Increases in tax depreciation reduce the Registrants' taxes payable and increase net deferred tax liabilities with no impact to “Income Taxes” on the Statements of Income.

(c)
An increase in the consolidated federal net operating loss reduces net deferred tax liabilities with the opposite effect if there is a decrease in the consolidated federal net operating loss. These increases or decreases have no impact to “Income Taxes” on the Statements of Income.

	Income Tax Expense (Benefit)
	Adjustments per 2017 Tax Return	Adjustments per 2017 Tax Provision	September 30, 2018 Adjustment
PPL
Deemed Dividend	$139	$161	$(22)
Foreign Tax Credits	(157)	(205)	48
Valuation of Foreign Tax Credit Carryforward	110	145	(35)
Reduction in U.S. federal income tax rate (a)	229	220	9
Total	$321	$321	$—

	Income Tax Expense (Benefit)
	Adjustments per 2017 Tax Return	Adjustments per 2017 Tax Provision	September 30, 2018 Adjustment
PPL Electric
Reduction in U.S. federal income tax rate (a)	$(13)	$(13)	$—

LKE
Reduction in U.S. federal income tax rate (a)	$110	$112	$(2)

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of September 30, 2018 with respect to the three items discussed above. The Registrants continue to analyze the impact of the TCJA on the deductibility of executive compensation awarded on or before November 2, 2017. The Registrants do not currently anticipate a material change from what was reflected in the December 31, 2017 financial statements and expect to record the impact, if any, of changes in the deductibility of executive compensation in the fourth quarter of 2018.

Reconciliations of income taxes for the periods ended September 30 are as follows.

(PPL)
	Three Months		Nine Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$115	$165	$373	$480
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	14	34	37
Valuation allowance adjustments	5	4	17	9
Impact of lower U.K. income tax rates relative to U.S. income tax rates (a)	(7)	(45)	(20)	(133)
U.S. income tax on foreign earnings - net of foreign tax credit (a) (b)	1	(8)	2	(24)
Federal and state tax reserve adjustments	—	—	3	—
Impact of the U.K. Finance Acts	(4)	(3)	(7)	(12)
Depreciation and other items not normalized	(1)	(2)	(4)	(7)
Amortization of excess deferred income taxes (a)	(11)	—	(30)	—
Deferred tax impact of state tax reform (c)	—	—	9	—
Interest benefit on U.K. financing entities	(4)	(4)	(13)	(12)
Stock-based compensation	—	—	1	(7)
Other	—	(5)	(3)	(10)
Total increase (decrease)	(12)	(49)	(11)	(159)
Total income taxes	$103	$116	$362	$321

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

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

(PPL Electric)
	Three Months		Nine Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$30	$56	$93	$144
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	12	9	35	26
Depreciation and other items not normalized	(1)	(1)	(4)	(5)
Amortization of excess deferred income taxes (a)	(5)	—	(13)	—
Stock-based compensation	—	—	—	(5)
Other	(1)	—	—	(1)
Total increase (decrease)	5	8	18	15
Total income taxes	$35	$64	$111	$159

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(LKE)
	Three Months		Nine Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$34	$74	$97	$181
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (b)	6	8	17	19
Amortization of investment tax credit	(1)	(1)	(3)	(2)
Deferred tax impact of U.S. tax reform (a)	(2)	—	(2)	—
Deferred tax impact of state tax reform (c)	—	—	9	—
Amortization of excess deferred income taxes (a)	(3)	—	(14)	—
Other	(2)	(2)	(2)	(3)
Total increase (decrease)	(2)	5	5	14
Total income taxes	$32	$79	$102	$195

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(c)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(LG&E)
	Three Months		Nine Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$18	$36	$50	$91
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (b)	3	4	9	10
Amortization of excess deferred income taxes (a)	(1)	—	(6)	—
Other	(2)	(1)	(2)	(2)
Total increase (decrease)	—	3	1	8
Total income taxes	$18	$39	$51	$99

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(KU)
	Three Months		Nine Months
	2018	2017	2018	2017
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$21	$43	$60	$111
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (b)	3	5	10	11
Amortization of excess deferred income taxes (a)	(2)	—	(8)	—
Other	(1)	(1)	(3)	(2)
Total increase (decrease)	—	4	(1)	9
Total income taxes	$21	$47	$59	$120

(a)	The U.S. federal corporate income tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The Kentucky corporate income tax rate was reduced from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

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

As indicated in Note 1 in the Registrants' 2017 Form 10-K, LG&E's and KU's accounting for income taxes is impacted by rate regulation. Therefore, reductions in regulated accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers in future periods. In the second quarter of 2018, LG&E and KU recorded the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, as an increase in regulatory liabilities of $16 million and $19 million. In a separate regulatory proceeding, LG&E and KU have requested to begin returning state excess deferred income taxes to customers in conjunction with the 2018 Kentucky base rate case, which was filed on September 28, 2018. See Note 7 for additional information related to the rate case proceedings. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

7. Utility Rate Regulation

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations.

	PPL		PPL Electric
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current Regulatory Assets:
Environmental cost recovery	$—	$5	$—	$—
Generation formula rate	—	6	—	—
Smart meter rider	16	15	16	15
Plant outage costs	7	3	—	—
Gas supply clause	3	4	—	—
Other	3	1	2	1
Total current regulatory assets (a)	$29	$34	$18	$16

	PPL		PPL Electric
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Noncurrent Regulatory Assets:
Defined benefit plans	$847	$880	$486	$504
Taxes recoverable through future rates	3	3	3	3
Storm costs (b)	45	33	22	—
Unamortized loss on debt	47	54	23	29
Interest rate swaps	18	26	—	—
Terminated interest rate swaps	88	92	—	—
Accumulated cost of removal of utility plant	190	173	190	173
AROs	267	234	—	—
Act 129 compliance rider	12	—	12	—
Other	8	9	2	—
Total noncurrent regulatory assets	$1,525	$1,504	$738	$709

	PPL		PPL Electric
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current Regulatory Liabilities:
Generation supply charge	$35	$34	$35	$34
Transmission service charge	2	9	2	9
Environmental cost recovery	22	1	—	—
Universal service rider	23	26	23	26
Transmission formula rate	8	9	8	9
Fuel adjustment clause	7	3	—	—
TCJA customer refund (c)	26	—	—	—
Storm damage expense rider	4	8	4	8
Other	9	5	—	—
Total current regulatory liabilities	$136	$95	$72	$86

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$678	$677	$—	$—
Power purchase agreement - OVEC (d)	62	68	—	—
Net deferred taxes (e)	1,846	1,853	642	668
Defined benefit plans	33	27	—	—
Terminated interest rate swaps	72	74	—	—
TCJA customer refund (f)	41	—	41	—
Other	7	5	3	—
Total noncurrent regulatory liabilities	$2,739	$2,704	$686	$668

	LKE		LG&E		KU
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current Regulatory Assets:
Plant outage costs	$7	$3	$7	$3	$—	$—
Generation formula rate	—	6	—	—	—	6
Gas supply clause	3	4	3	4	—	—
Other	1	5	1	5	—	—
Total current regulatory assets	$11	$18	$11	$12	$—	$6

	LKE		LG&E		KU
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Noncurrent Regulatory Assets:
Defined benefit plans	$361	$376	$227	$234	$134	$142
Storm costs	23	33	12	18	11	15
Unamortized loss on debt	24	25	15	16	9	9
Interest rate swaps	18	26	18	26	—	—
Terminated interest rate swaps	88	92	52	54	36	38
AROs	267	234	74	61	193	173
Other	6	9	2	2	4	7
Total noncurrent regulatory assets	$787	$795	$400	$411	$387	$384

	LKE		LG&E		KU
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current Regulatory Liabilities:
Environmental cost recovery	$22	$1	$11	$—	$11	$1
Fuel adjustment clause	7	3	—	—	7	3
Gas line tracker	2	3	2	3	—	—
TCJA customer refund (c)	26	—	12	—	14	—
Other	7	2	1	—	6	2
Total current regulatory liabilities	$64	$9	$26	$3	$38	$6

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$678	$677	$280	$282	$398	395
Power purchase agreement - OVEC (d)	62	68	43	47	19	21
Net deferred taxes (e)	1,204	1,185	560	552	644	633
Defined benefit plans	33	27	—	—	33	27
Terminated interest rate swaps	72	74	36	37	36	37
Other	4	5	1	1	3	4
Total noncurrent regulatory liabilities	$2,053	$2,036	$920	$919	$1,133	$1,117

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

(b)	Storm costs incurred in PPL Electric's territory from a March 2018 storm will be amortized from 2019 through 2021.

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

(f)
Relates to amounts owed to PPL Electric customers as a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, for the period of January 1, 2018 through June 30, 2018 which is not yet reflected in distribution customer rates. The distribution method back to customers of this liability must be proposed to the PUC at the earlier of May 2021 or PPL Electric’s next rate case.

Regulatory Matters

Kentucky Activities

(PPL, LKE, LG&E and KU)

Rate Case Proceedings

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million, respectively, at LG&E. The proposed base rate increases would result in an electricity rate increase of 6.9% at KU and electricity and gas rate increases of 3% and 7.5%, respectively, at LG&E. As discussed in the "TCJA Impact on LG&E and KU Rates" section below, LG&E’s and KU’s applications seek to include applicable changes associated with the TCJA in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when the new base rates go into effect.

New rates are expected to become effective on May 1, 2019. The applications are based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%. LG&E and KU cannot predict the outcome of these proceedings.

CPCN Filing

On January 10, 2018, LG&E and KU filed an application for a CPCN with the KPSC requesting approval to implement Advanced Metering Systems across their Kentucky service territories, including gas operations for LG&E. The application projected completion in 2021 with estimated capital costs of $166 million and $155 million for LG&E and KU. On August 30, 2018, the KPSC issued an Order denying the CPCN for full deployment of the Advanced Metering Systems. The KPSC acknowledged the benefits of Advanced Metering Systems, expanded LG&E's and KU's Advanced Metering System pilot programs and encouraged LG&E and KU to consider other items to enhance the customer experience. This decision is not expected to have a significant impact on LG&E's and KU's results of operations.

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

On January 29, 2018, LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General reached a settlement agreement to commence returning savings related to the TCJA to their customers through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019 and thereafter until tax-reform related savings are reflected in changes in base rates. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues ($70 million through the new bill credit and $21 million through existing rate mechanisms), $69 million in LG&E electricity revenues ($49 million through the new bill credit and $20 million through existing rate mechanisms) and $17 million in LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019.

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

On September 28, 2018, the KPSC issued an Order on reconsideration, implementing rates reflecting electricity revenue reductions of $101 million for KU ($80 million through the new bill credit and $21 million through existing rate mechanisms),

$74 million for LG&E electricity revenues ($54 million through the new bill credit and $20 million through existing rate mechanisms) and $16 million LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. This represents lower revenue reduction amounts than the March 20, 2018 Order of approximately $13 million ($7 million at KU and $6 million at LG&E). LG&E and KU have been implementing interim partial rate reductions since April 2018, as authorized by the KPSC on March 28, 2018, and recording reserves up to the higher reduction amounts originally approved in the March 20, 2018 Order. The September 28, 2018 Order is not expected to have a material adverse impact on LG&E's and KU's financial condition or results of operations.

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

(PPL and PPL Electric)

Pennsylvania Activities

TCJA Impact on PPL Electric Rates

On February 12, 2018, the PUC issued a Secretarial Letter requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order to allow time to determine the manner in which rates could be adjusted in response to the TCJA. The PUC issued another Temporary Rates Order on May 17, 2018 to address the impact of the TCJA and indicated that utilities without a currently pending general rate proceeding would receive a utility specific order. The PUC issued an Order specific to PPL Electric on May 17, 2018 which required PPL Electric to file a tariff or tariff supplement by June 15, 2018 to establish (a) temporary rates to include a negative surcharge of 0.56%, which was based on PPL Electric's 2017 taxable income, to be effective July 1, 2018, and (b) to record a deferred regulatory liability to reflect the tax savings associated with the TCJA for the period January 1 through June 30, 2018. On June 8, 2018, PPL Electric submitted a petition to the PUC to increase the negative surcharge proposed in the May 17, 2018 Order from 0.56% to 7.05% to reflect the estimated 2018 tax savings associated with the TCJA. The PUC approved PPL Electric's petition on June 14, 2018 and PPL Electric filed a tariff on June 15, 2018 reflecting the increased negative surcharge. The estimated 2018 full year impact of the rate reduction is $72 million in PPL Electric's operating revenues, of which $39 million relates to the period January 1, 2018 through June 30, 2018 and was recorded as a noncurrent regulatory liability in the second quarter of 2018 to be distributed to customers pursuant to a future rate adjustment. The remaining $33 million is the estimated impact for the period July 1, 2018 through December 31, 2018 and is being passed back to customers through the negative surcharge which began on July 1, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. On March 16, 2018, PPL Electric filed a waiver request, pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the FERC, to accelerate incorporation of the changes to the federal corporate income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA tax rate reduction to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, reflecting the TCJA rate reduction, on April 27, 2018. In addition, on May 21, 2018, PPL Electric, as part of a PJM Transmission Owners joint filing, submitted comments in response to the FERC's March 15, 2018 Notice of Inquiry. The filing requested guidance on how the reduction in accumulated deferred income taxes, resulting from the TCJA reduced federal corporate income tax rate, should be treated for ratemaking purposes. PPL Electric is currently awaiting FERC's decision on this matter. The changes, related to accumulated deferred income taxes impacting the transmission formula rate revenues, have not been significant since the new rate went into effect on June 1, 2018.

Federal Matters

(PPL, LKE, LG&E and KU)

FERC Transmission Rate Filing

On August 3, 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU’s parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E’s and KU’s commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky or Tennessee. The amounts at issue are generally waivers or credits for either LG&E and KU or for MISO transmission charges depending upon the direction of transmission service incurred by the municipalities. LG&E and KU estimate that such charges may average approximately $22 million annually, depending upon actual transmission customer and market volumes, structures and prices, with such charges allocated according to LG&E's and KU’s respective transmission system ownership ratio. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. LG&E and KU currently receive recovery of such expenses in other rate mechanisms. LG&E and KU cannot predict the outcome of the proceeding, including any effects on their financial condition or results of operations.

Transmission Customer Complaint

On September 21, 2018, a transmission customer filed a complaint with the FERC against LG&E and KU alleging LG&E and KU have violated and continue to violate their obligations under an existing rate schedule to credit this customer for certain transmission charges from MISO. On October 11, 2018, LG&E and KU filed an answer to the complaint arguing such MISO transmission transactions are not covered by the rate schedule, and the amounts in question are not eligible for credits. LG&E and KU cannot predict the outcome of the proceeding, but believe that any potential required credits would be subject to rate recovery.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During the three and nine months ended September 30, 2018, PPL Electric purchased $334 million and $1 billion of accounts receivable from alternate suppliers. During the three and nine months ended September 30, 2017, PPL Electric purchased $324 million and $968 million of accounts receivable from alternate suppliers.

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

	September 30, 2018					December 31, 2017
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a)	Jan. 2023	£210	£154	£—	£54	£148	£—
Term Loan Facility (b)	Dec. 2018	130	130	—	—	—	—
WPD (South West)
Syndicated Credit Facility	July 2021	245	—	—	245	—	—
WPD (East Midlands)
Syndicated Credit Facility (c)	July 2021	300	93	—	207	180	—
WPD (West Midlands)
Syndicated Credit Facility (d)	July 2021	300	50	—	250	120	—
Uncommitted Credit Facilities		130	—	4	126	—	4
Total U.K. Credit Facilities (e)		£1,315	£427	£4	£882	£448	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility	Jan. 2023	$950	$—	$691	$259	$—	$230
Syndicated Credit Facility	Nov. 2018	300	—	—	300	—	—
Bilateral Credit Facility	Mar. 2019	100	—	20	80	—	18
Total PPL Capital Funding Credit Facilities		$1,350	$—	$711	$639	$—	$248

PPL Electric
Syndicated Credit Facility	Jan. 2023	$650	$—	$1	$649	$—	$1

LKE
Syndicated Credit Facility	Oct. 2018	$75	$—	$—	$75	$—	$—

LG&E
Syndicated Credit Facility	Jan. 2023	$500	$—	$176	$324	$—	$199
Term Loan Credit Facility	Oct. 2019	200	200	—	—	100	—
Total LG&E Credit Facilities		$700	$200	$176	$324	$100	$199

	September 30, 2018					December 31, 2017
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued

KU
Syndicated Credit Facility	Jan. 2023	$400	$—	$128	$272	$—	$45
Letter of Credit Facility	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$326	$272	$—	$243

(a)
The amounts borrowed at September 30, 2018 and December 31, 2017 were USD-denominated borrowings of $200 million for both periods, which bore interest at 2.90% and 2.17%. The unused capacity reflects the amount borrowed in GBP of £156 million as of the date borrowed.

(b)	The amount borrowed at September 30, 2018 was a GBP-denominated borrowing which equated to $168 million and bore interest at 1.97%.

(c)	The amounts borrowed at September 30, 2018 and December 31, 2017 were GBP-denominated borrowings which equated to $121 million and $244 million and bore interest at 1.09% and 0.89%.

(d)	The amounts borrowed at September 30, 2018 and December 31, 2017 were GBP-denominated borrowings which equated to $65 million and $162 million and bore interest at 1.12% and 0.89%.

(e)	At September 30, 2018, the unused capacity under the U.K. credit facilities was $1.1 billion.

In October 2018, LKE's $75 million credit facility expired. LKE increased its revolving line of credit with a PPL Energy Funding subsidiary by $75 million to a limit of $375 million. See Note 11 for additional information.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at:

	September 30, 2018				December 31, 2017
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.38%	$1,000	$691	$309	1.64%	$230
PPL Electric		650	—	650		—
LG&E	2.34%	350	176	174	1.83%	199
KU	2.34%	350	128	222	1.97%	45
Total		$2,350	$995	$1,355		$474

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

In October 2018, WPD plc issued £350 million of 3.5% Senior Notes due 2026. WPD plc received proceeds of £346 million, which equated to $456 million at the time of issuance, net of fees and a discount. The proceeds will be used for general corporate purposes.

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

(LKE)

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028. The proceeds were used to repay its outstanding notes payable to a PPL Energy Funding subsidiary. See Note 11 for additional information related to intercompany borrowings.

(PPL)

Equity Securities

Equity Forward Contracts

In May 2018, PPL completed a registered underwritten public offering of 55 million shares of its common stock. In conjunction with that offering, the underwriters exercised an option to purchase 8.25 million additional shares of PPL common stock solely to cover over-allotments.

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 63.25 million shares of PPL common stock. Full settlement of these forward sale agreements will occur no later than November 2019. Upon any physical settlements of any forward sale agreement, PPL will issue and deliver to the applicable forward counterparty shares of its common stock in exchange for cash proceeds per share equal to the forward sale price. The forward sale price will be calculated based on an initial forward price of $26.7057 per share reduced during the period the applicable forward contract is outstanding as specified in such forward sale agreement. PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under each forward sale agreement. The forward sale agreements are classified as equity transactions. PPL only receives proceeds and issues shares of common stock upon any settlements of the forward sale agreements. PPL intends to use net proceeds that it receives upon any settlement for general corporate purposes.

In September 2018, PPL settled a portion of the initial forward sale agreements by issuing 20 million shares of PPL common stock, resulting in net cash proceeds of $520 million. For the unsettled portion of the agreements, the only impact to the financial statements will be the inclusion of incremental shares within the calculation of diluted EPS using the Treasury Stock Method. See Note 5 for information on the forward sale agreements impact on the calculation of diluted EPS.

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. PPL issued 4.2 million shares of common stock and received gross proceeds of $119 million for the nine months ended September 30, 2018.

Distributions

In August 2018, PPL declared a quarterly common stock dividend, payable October 1, 2018, of 41.0 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

9. Defined Benefits

(PPL, LKE and LG&E)

Certain net periodic defined benefit costs are applied to accounts that are further distributed among capital, expense and regulatory assets, including certain costs allocated to applicable subsidiaries for plans sponsored by PPL Services and LKE. Following are the net periodic defined benefit costs (credits) of the plans sponsored by PPL and its subsidiaries, LKE, and LG&E for the periods ended September 30:

	Pension Benefits
	Three Months				Nine Months
	U.S.		U.K.		U.S.		U.K.
	2018	2017	2018	2017	2018	2017	2018	2017
PPL
Service cost	$15	$17	$21	$20	$46	$49	$63	$57
Interest cost	39	42	46	45	117	126	140	132
Expected return on plan assets	(62)	(58)	(145)	(130)	(186)	(173)	(445)	(382)
Amortization of:
Prior service cost	2	2	—	—	7	7	—	—
Actuarial loss	22	18	37	36	63	52	114	107
Net periodic defined benefit costs (credits) before settlements and special termination benefits	16	21	(41)	(29)	47	61	(128)	(86)
Settlements (a)	—	1	—	—	—	1	—	—
Special termination benefits (b)	—	—	—	—	—	1	—	—
Net periodic defined benefit costs (credits)	$16	$22	$(41)	$(29)	$47	$63	$(128)	$(86)

(a)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $1 million and $5 million for the three and nine months ended September 30, 2018 and $5 million for the three and nine months ended September 30, 2017 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

(b)
Enhanced pension benefits offered to certain PPL Electric bargaining unit employees under a one-time voluntary retirement window offered as part of the new five year IBEW contract ratified in March 2017.

	Pension Benefits
	Three Months		Nine Months
	2018	2017	2018	2017
LKE
Service cost	$6	$6	$18	$18
Interest cost	16	17	48	51
Expected return on plan assets	(25)	(23)	(76)	(69)
Amortization of:
Prior service cost	3	2	7	6
Actuarial loss (a)	8	8	26	23
Net periodic defined benefit costs (b)	$8	$10	$23	$29

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LKE's accounting policy and actuarial loss calculated using a 15-year amortization period was $2 million and $8 million for the three and nine months ended September 30, 2018 and $3 million and $8 million for the three and nine months ended September 30, 2017. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $1 million and $5 million for the three and nine months ended September 30, 2018 and $5 million for the three and nine months ended September 30, 2017 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

	Pension Benefits
	Three Months		Nine Months
	2018	2017	2018	2017
LG&E
Service cost	$—	$—	$1	$1
Interest cost	3	3	9	9
Expected return on plan assets	(6)	(5)	(17)	(16)
Amortization of:
Prior service cost	1	1	4	3
Actuarial loss (a)	2	3	5	7
Net periodic defined benefit costs (b)	$—	$2	$2	$4

(a)
As a result of treatment approved by the KPSC, the difference between actuarial loss calculated in accordance with LG&E's accounting policy and actuarial loss calculated using a 15-year amortization period was $1 million for the nine months ended September 30, 2018 and $1 million and $3 million for the three and nine months ended September 30, 2017. This difference is recorded as a regulatory asset.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $1 million and $5 million for the three and nine months ended September 30, 2018 and $5 million for the three and nine months ended September 30, 2017 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

	Other Postretirement Benefits
	Three Months		Nine Months
	2018	2017	2018	2017
PPL
Service cost	$1	$2	$5	$6
Interest cost	5	5	15	17
Expected return on plan assets	(4)	(6)	(17)	(17)
Amortization of prior service cost	—	—	—	(1)
Amortization of actuarial loss	—	1	—	1
Net periodic defined benefit costs	$2	$2	$3	$6

	Other Postretirement Benefits
	Three Months		Nine Months
	2018	2017	2018	2017
LKE
Service cost	$1	$1	$3	$3
Interest cost	2	2	6	6
Expected return on plan assets	(2)	(2)	(6)	(5)
Amortization of:
Prior service cost	—	1	1	1
Actuarial gain	—	—	(1)	—
Net periodic defined benefit costs	$1	$2	$3	$5

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

	Three Months		Nine Months
	2018	2017	2018	2017
PPL Electric	$5	$6	$12	$19
LG&E	1	3	5	8
KU	1	2	3	7

(All Registrants)

The non-service cost components of net periodic defined benefit costs (credits) (interest cost, expected return on plan assets, amortization of prior service cost and amortization of actuarial gain and loss) are presented in "Other Income (Expense) - net" on the Statements of Income. See Note 12 for additional information.

10. Commitments and Contingencies

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Claim by Former Affiliate (PPL)

On October 29, 2018, Talen Montana, LLC ("Talen Montana") filed a complaint against PPL and certain of its affiliates and current and former officers and directors in the First Judicial District of the State of Montana, County of Lewis & Clark. On the same day, Talen Montana Retirement Plan and certain other creditors of Talen Montana filed a complaint against PPL and certain of its affiliates and current and former officers and directors in the Sixteenth Judicial District of the State of Montana, Rosebud County. Talen Montana became a wholly owned subsidiary of Talen Energy as a result of the June 2015 spinoff of PPL Energy Supply. Talen Energy has owned and operated Talen Montana's business since the spinoff. At the time of the spinoff, affiliates of Riverstone acquired a 35% ownership interest in Talen Energy. See Note 8 to the Consolidated Financial Statements in PPL's 2017 Form 10-K for a description of the 2015 spinoff of PPL Energy Supply. Riverstone subsequently acquired the remaining interests in Talen Energy in 2016.

The complaints allege that in 2014 PPL and its officers and directors improperly distributed $733 million of the proceeds from the November 2014 sale of Talen Montana's (then PPL Montana's) hydroelectric generating facilities to PPL's subsidiaries. The complaints also allege that PPL and certain current and former officers and directors of PPL and its subsidiaries breached their fiduciary duties in connection with the 2014 distribution. PPL believes that the referenced 2014 distribution of proceeds was made in compliance with all applicable laws and that PPL Montana was solvent upon the 2014 distribution. Additionally, in the agreements entered into with respect to the spinoff, affiliates of Talen Energy and Riverstone definitively agreed that PPL was entitled to retain the proceeds from the November 2014 sale of PPL Montana's hydroelectric generating facilities. PPL believes that it has good and meritorious defenses to these claims and fully plans to vigorously defend against these actions. At this time, PPL cannot predict the outcome of these matters or estimate the range of possible losses, if any, that PPL might incur as a result of the claims, although they could be material.

Cane Run Environmental Claims (PPL, LKE and LG&E)

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the Cane Run plant, which retired three coal-fired units in 2015. In their individual capacities, these plaintiffs sought compensation for alleged adverse health effects. In July 2014, the court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In November 2016, the plaintiffs filed an amended complaint removing the personal injury claims and removing certain previously named plaintiffs. In February 2017, the U.S. District Court issued an Order dismissing PPL as a defendant and dismissing the final federal claim against LG&E. In April 2017, the U.S. District Court issued an Order declining to exercise supplemental jurisdiction on the state law claims and dismissed the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. Proceedings are currently underway regarding potential class certification, for which a decision may occur in late 2018 or in 2019. PPL, LKE and LG&E cannot predict the outcome of this matter and an estimate or range of possible losses cannot be determined.

E.W. Brown Environmental Claims (PPL, LKE and KU)

On July 12, 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant’s water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs’ suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. On December 28, 2017 the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. On January 26, 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. The case has been briefed and oral argument was presented on August 2, 2018. On September 24, 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims and reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. On October 9, 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in late 2017 through mid-2018. A final report of KU’s findings is expected to be submitted to the KEEC in 2019. KU believes that current and planned measures for the E.W. Brown plant, including closure of impoundments, cessation of certain discharges, and deployment of new discharge controls, are sufficient to ensure compliance with applicable requirements. However, until completion of the aquatic study and related assessments and issuance of regulatory determinations by the KEEC, PPL, LKE and KU are unable to determine whether additional remedial measures will be required at the E.W. Brown plant.

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

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, have evaluated the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. On August 23, 2018, Kentucky submitted a proposed state implementation plan finding that no additional reductions beyond existing and planned controls set forth in Kentucky's existing State Implementation Plan are necessary to prevent Kentucky from contributing significantly to any other state’s nonattainment. On September 14, 2018, the EPA announced its denial of petitions filed by Maryland and Delaware alleging that states including Kentucky and Pennsylvania contribute to nonattainment in the petitioning states. PPL, LKE, LG&E and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, or whether such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross-State Air Pollution Rule.

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

The EPA's Rules under Section 111 of the Clean Air Act, including the EPA's Proposed Affordable Clean Energy Rule

In 2015, the EPA finalized rules imposing GHG emission standards for both new and existing power plants and proposed a federal implementation plan that would apply to any states that failed to submit an acceptable state implementation plan to reduce GHG emissions on a state-by-state basis (the 2015 EPA Rules).

On August 21, 2018, the EPA proposed the Affordable Clean Energy Act (ACE) Rule as a replacement for the 2015 EPA Rules pertaining to existing sources. The EPA took this action following legal challenges to the 2015 EPA Rules, a stay of those rules by the U.S. Supreme Court, a March 2017 Executive Order requiring the EPA to review those rules and the EPA’s October 2017 proposal to rescind the rules. The ACE Rule would give states broad latitude in establishing emission guidelines providing for plant-specific efficiency upgrades or “heat-rate improvements” that would reduce GHG emissions per unit of electricity generated. The ACE Rule proposes a list of “candidate technologies” that would be considered in establishing standards of performance at individual power plants. The ACE Rule also proposes new criteria for determining whether such efficiency projects would trigger New Source Review and thus be subject to more stringent emission controls.

In April 2014, the Kentucky General Assembly passed legislation limiting the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the 2015 EPA Rules, if enacted. The legislation provides that such state GHG performance standards will be based on emission reductions, efficiency measures and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions are broadly consistent with the EPA's proposed ACE Rule.

LG&E and KU are monitoring developments at the state and federal level. Until the ACE Rule is finalized and the state determines implementation measures PPL, LKE, LG&E and KU cannot predict the potential impact, if any, on plant operations, future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to rate recovery.

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

Water/Waste

(PPL, LKE, LG&E and KU)

CCRs

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. On March 1, 2018, the EPA proposed amendments to the CCR rule primarily relating to impoundment closure and remediation requirements. On July 30, 2018, the EPA published in the Federal Register a final rule extending the deadline for closure of certain impoundments to October 2020 and adopting substantive changes relating to certifications, suspensions of groundwater monitoring and groundwater protection standards for certain constituents. The EPA has announced that additional amendments to the rule will be proposed in late 2018. On August 21, 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR rule including provisions allowing unlined impoundments to continue operating and exempting inactive impoundments at inactive plants from regulation. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

Litigation is currently pending in various courts relating to whether Clean Water Act jurisdiction covers discharges of contaminated groundwater that reach surface water via a direct hydrologic connection. Courts in different jurisdictions have come to contrary conclusions in the past. On February 20, 2018, the EPA issued a notice requesting comment on the scope of discharges subject to regulation under the Clean Water Act. Specifically, the EPA seeks comments on whether Clean Water Act jurisdiction should cover discharges to groundwater that reach surface water via a direct hydrologic connection. Extending Clean Water Act jurisdiction to such discharges could potentially subject certain releases from CCR impoundments to additional permitting and remediation requirements. PPL, LKE, LG&E and KU are unable to predict the future regulatory developments or potential impacts on current LG&E and KU compliance plans.

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

Seepages and Groundwater Infiltration

In addition to the actions described above, LG&E and KU have completed, or are completing, assessments of seepages or groundwater infiltration at various facilities and have completed, or are working with agencies to implement, further testing, monitoring or abatement measures, where applicable. Depending on the circumstances in each case, certain costs, which may be subject to rate recovery, could be significant. LG&E and KU cannot currently estimate a possible loss or range of possible losses related to this matter.

(All Registrants)

Other Issues

In June 2016, the "Frank Lautenberg Chemical Safety Act" took effect as an amendment to the Toxic Substance Control Act (TSCA). The Act made no changes to the pre-existing TSCA rules as it pertains to polychlorinated biphenyls (PCB). The EPA continues to reassess its PCB regulations as part of the 2010 Advanced Notice of Proposed Rulemaking (ANPRM). The EPA's ANPRM rulemaking is to occur in two phases. Only the second part of the rule is applicable to PPL operations. This part of the rule relates to the use of PCBs in electrical equipment and natural gas pipelines, as well as continued use of PCB-contaminated porous surfaces. Although the first rulemaking will not directly affect the Registrants' operations, it may indicate certain approaches or principles to occur in the later rulemaking which may affect Registrants' facilities in the United States, including phase-out of some or all equipment containing PCBs. Should such a phase-out be required, the costs, which are subject to rate recovery, could be significant. Currently, the EPA is planning to undertake the second phase of the rulemaking later in 2018.

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

As of September 30, 2018 and December 31, 2017, PPL Electric had a recorded liability of $11 million and $10 million representing its best estimate of the probable loss incurred to remediate the sites noted in this section. Depending on the outcome of investigations at sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

Future cleanup or remediation work at sites not yet identified may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be available to cover certain of the costs or other obligations related to these matters but the amount of insurance coverage or reimbursement cannot be estimated or assured.

Other

Labor Union Agreements

(LKE and KU)

KU has 68 employees that are represented by the IBEW labor union. In August 2018, KU and the IBEW ratified a three-year labor agreement through August 2021. The agreement includes a wage reopener in 2020. The terms of the new labor agreement are not expected to have a significant impact on the financial results of LKE or KU.

Separation Benefits

(PPL and PPL Electric)

In June 2018, PPL EU Services announced it was reorganizing its IT organization into the following new areas: planning, operations, data and information management and IT transformation. Organizational plans and staffing selections for the new IT organization were substantially completed in the third quarter of 2018 which reduced the number of contractors and PPL EU Services’ employees in IT. Affected employees had the option of joining a managed services vendor, applying for a newly created position in IT or opting for severance. As a result, for the nine months ended September 30, 2018, estimated charges for separation benefits of $6 million, which were primarily allocated to PPL Electric, relating to 86 displaced PPL EU Services’ IT employees, was recorded in “Other operation and maintenance” on the Statement of Income and in “Other current liabilities” on the Balance Sheet. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments, outplacement services and accelerated stock award vesting which are expected to be primarily paid out over various dates into 2019.

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

(All Registrants)

The table below details guarantees provided as of September 30, 2018. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities." The total recorded liability at September 30, 2018 was $6 million for PPL and not significant for LKE. The total recorded liability at December 31, 2017 was $17 million for PPL and $11 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at September 30, 2018		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2020
WPD guarantee of pension and other obligations of unconsolidated entities	81	(c)

PPL Electric
Guarantee of inventory value	15	(d)	2020

LKE
Indemnification of lease termination and other divestitures	200	(e)	2021

LG&E and KU
LG&E and KU guarantee of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At September 30, 2018, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $114 million at September 30, 2018, consisting of LG&E's share of $79 million and KU's share of $35 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" in Note 13 in PPL's, LKE's, LG&E's and KU's 2017 Form 10-K for additional information on the OVEC power purchase contract.

In March 2018, a sponsor with a pro-rata share of certain OVEC obligations of 4.85% filed for bankruptcy under Chapter 11 and, in August 2018, received a rejection Order for the OVEC power purchase contract in the bankruptcy proceeding. OVEC and certain sponsors are appealing this action, in addition to pursuing appropriate rejection claims in the bankruptcy proceeding. OVEC and certain of its sponsors, including LG&E and KU, are analyzing certain potential additional credit support actions to preserve OVEC's access to credit markets or mitigate risks or adverse impacts relating thereto, including increased interest costs, establishing or continuing debt reserve accounts or other changes involving OVEC's existing short and long-term debt. The ultimate outcome of these matters, including the sponsor bankruptcy and related proceedings and any other potential impact on LG&E's and KU's obligations relating to OVEC debt under the power purchase contract cannot be predicted.

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

	Three Months		Nine Months
	2018	2017	2018	2017
PPL Electric from PPL Services	$14	$43	$45	$138
LKE from PPL Services	5	4	19	15
PPL Electric from PPL EU Services	34	15	110	48
LG&E from LKS	36	38	113	120
KU from LKS	42	43	127	134

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a revolving line of credit with a PPL Electric subsidiary. In June 2018, the revolving line of credit was increased by $250 million and the limit as of September 30, 2018 was $650 million. No balance was outstanding at September 30, 2018 and December 31, 2017. The interest rates on borrowings are equal to one-month LIBOR plus a spread.

(LKE)

LKE maintains a $300 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. In October 2018, the revolving line of credit was increased by $75 million to a limit of $375 million. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At September 30, 2018 and December 31, 2017, $80 million and $225 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rates on the outstanding borrowings at September 30, 2018 and December 31, 2017 were 3.61% and 2.87%.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market based rates. No balance was outstanding at September 30, 2018 and December 31, 2017. The interest rate on the loan is based on the PPL affiliates credit rating and equal to one-month LIBOR plus a spread.

LKE maintains a $400 million ten-year note with a PPL affiliate with an interest rate of 3.5%. At September 30, 2018 and December 31, 2017, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was $4 million and $11 million for the three and nine months ending September 30, 2018 and 2017.

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028 with interest due in May and November. At September 30, 2018, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. The proceeds were used to repay its outstanding notes payable with a PPL Energy Funding subsidiary. Interest expense on this note was $3 million and $4 million for the three and nine months ending September 30, 2018.

Other (PPL Electric, LG&E and KU)

See Note 9 for discussions regarding intercompany allocations associated with defined benefits.

See Note 10 for discussions regarding separation benefits.

12. Other Income (Expense) - net

(PPL)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2018	2017	2018	2017
Other Income
Economic foreign currency exchange contracts (Note 14)	$40	$(81)	$92	$(237)
Defined benefit plans - non-service credits (Note 9)	61	41	195	123
Interest income	3	1	5	2
AFUDC - equity component	5	5	15	11
Miscellaneous	2	2	3	11
Total Other Income	111	(32)	310	(90)
Other Expense
Charitable contributions	1	1	6	6
Miscellaneous	4	2	7	16
Total Other Expense	5	3	13	22
Other Income (Expense) - net	$106	$(35)	$297	$(112)

(PPL Electric)

The details of "Other Income (Expense) - net" for the periods ended September 30, were:

	Three Months		Nine Months
	2018	2017	2018	2017
Other Income
AFUDC - equity component	$5	$5	$15	$11
Defined benefit plans - non-service credits (Note 9)	1	—	4	—
Miscellaneous	—	—	1	—
Total Other Income	6	5	20	11
Other Expense
Charitable contributions	1	1	2	2
Miscellaneous	—	—	—	1
Total Other Expense	1	1	2	3
Other Income (Expense) - net	$5	$4	$18	$8

13. Fair Value Measurements

(All Registrants)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models) and/or a cost approach (generally, replacement cost) are used to measure the fair value of an asset or liability, as appropriate. These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability. These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk. The fair value of a group of financial assets and liabilities is measured on a net basis. Transfers between levels are recognized at end-of-reporting-period values. During the three and nine months ended September 30, 2018 and 2017, there were no transfers between Level 1 and Level 2. See Note 1 in each Registrant's 2017 Form 10-K for information on the levels in the fair value hierarchy.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$842	$842	$—	$—	$485	$485	$—	$—
Restricted cash and cash equivalents (a)	22	22	—	—	26	26	—	—
Special use funds (a)	63	63	—	—	—	—	—	—
Price risk management assets (b):
Foreign currency contracts	174	—	174	—	163	—	163	—
Cross-currency swaps	123	—	123	—	101	—	101	—
Total price risk management assets	297	—	297	—	264	—	264	—
Total assets	$1,224	$927	$297	$—	$775	$511	$264	$—

Liabilities
Price risk management liabilities (b):
Interest rate swaps	$19	$—	$19	$—	$26	$—	$26	$—
Foreign currency contracts	30	—	30	—	148	—	148	—
Total price risk management liabilities	$49	$—	$49	$—	$174	$—	$174	$—

PPL Electric
Assets
Cash and cash equivalents	$414	$414	$—	$—	$49	$49	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$416	$416	$—	$—	$51	$51	$—	$—

LKE
Assets
Cash and cash equivalents	$29	$29	$—	$—	$30	$30	$—	$—
Total assets	$29	$29	$—	$—	$30	$30	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$19	$—	$19	$—	$26	$—	$26	$—
Total price risk management liabilities	$19	$—	$19	$—	$26	$—	$26	$—

LG&E
Assets
Cash and cash equivalents	$11	$11	$—	$—	$15	$15	$—	$—
Total assets	$11	$11	$—	$—	$15	$15	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$19	$—	$19	$—	$26	$—	$26	$—
Total price risk management liabilities	$19	$—	$19	$—	$26	$—	$26	$—

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
KU
Assets
Cash and cash equivalents	$18	$18	$—	$—	$15	$15	$—	$—
Total assets	$18	$18	$—	$—	$15	$15	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

(b)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

Special Use Funds

(PPL)

The special use funds are investments restricted for paying active union employee medical costs. In May 2018, PPL received a favorable private letter ruling from the IRS permitting a transfer of excess funds from the PPL Bargaining Unit Retiree Health Plan VEBA to a new subaccount within the VEBA to be used to pay medical claims of active bargaining unit employees. The funds are invested primarily in money market funds.

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

	September 30, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$20,254	$23,023	$20,195	$23,783
PPL Electric	3,693	3,899	3,298	3,769
LKE	5,501	5,783	5,159	5,670
LG&E	1,808	1,879	1,709	1,865
KU	2,320	2,467	2,328	2,605

(a)	Amounts are net of debt issuance costs.

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

•
PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is insignificant and mitigated through its PUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.

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

PPL had a $25 million obligation to return cash collateral under master netting arrangements at September 30, 2018 and a $20 million obligation to return cash collateral under master netting arrangements at December 31, 2017.

PPL had no obligation to post cash collateral under master netting arrangements at September 30, 2018 and December 31, 2017.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at September 30, 2018 and December 31, 2017.

LKE, LG&E and KU had no cash collateral posted under master netting arrangements at September 30, 2018 and December 31, 2017.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. At September 30, 2018, PPL held an aggregate notional value in interest rate swap contracts of £75 million (approximately $97 million based on spot rates) that mature in 2026 to hedge the interest payments of WPD plc's October 2018 debt issuance.

For the three and nine months ended September 30, 2018 and 2017, PPL had no hedge ineffectiveness associated with interest rate derivatives.

At September 30, 2018, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For the three and nine months ended September 30, 2018 and 2017, PPL had no hedge ineffectiveness associated with cross-currency interest rate swap derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For the three and nine months ended September 30, 2018, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges. For the three and nine months ended September 30, 2017, PPL had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges.

At September 30, 2018, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. At September 30, 2018, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at September 30, 2018.

At September 30, 2018 and December 31, 2017, PPL had $30 million and $22 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At September 30, 2018, the total exposure hedged by PPL was approximately £1.8 billion (approximately $2.5 billion based on contracted rates). These contracts have termination dates ranging from October 2018 through October 2020.

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at September 30, 2018 and December 31, 2017.

See Note 1 in each Registrant's 2017 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2018				December 31, 2017
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	5	—	—	—	4	—	—	—
Foreign currency contracts	—	—	86	22	—	—	45	67
Total current	5	—	86	26	4	—	45	71
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	15	—	—	—	22
Cross-currency swaps (b)	118	—	—	—	97	—	—	—
Foreign currency contracts	—	—	88	8	—	—	118	81
Total noncurrent	118	—	88	23	97	—	118	103
Total derivatives	$123	$—	$174	$49	$101	$—	$163	$174

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2018.

				Three Months		Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Nine Months
Cash Flow Hedges:
Interest rate swaps	$—	$—	Interest expense	$(2)	$—	$(6)	$—
Cross-currency swaps	27	26	Interest expense	1	—	1	—
			Other income (expense) - net	18	—	30	—
Total	$27	$26		$17	$—	$25	$—
Net Investment Hedges:
Foreign currency contracts	$—	$11

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$40	$92
Interest rate swaps	Interest expense	(1)	(4)
	Total	$39	$88
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$7

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities for the periods ended September 30, 2017.

				Three Months		Nine Months
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months	Nine Months
Cash Flow Hedges:
Interest rate swaps	$—	$(2)	Interest expense	$(2)	$—	$(6)	$(1)
Cross-currency swaps	1	(34)	Interest expense	1	—	1	—
			Other income (expense) - net	2	—	(24)	—
Total	$1	$(36)		$1	$—	$(29)	$(1)
Net Investment Hedges:
Foreign currency contracts	$1	$1

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments	Income on Derivative	Three Months	Nine Months
Foreign currency contracts	Other income (expense) - net	$(81)	$(237)
Interest rate swaps	Interest expense	(1)	(4)
	Total	$(82)	$(241)
Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments	Regulatory Liabilities/Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$1	$2

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	September 30, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	15	—	22
Total noncurrent	—	15	—	22
Total derivatives	$—	$19	$—	$26

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets for the periods ended September 30, 2018.

	Location of Gain (Loss) Recognized in
Derivative Instruments	Income on Derivatives	Three Months	Nine Months
Interest rate swaps	Interest expense	$(1)	$(4)
	Location of Gain (Loss) Recognized in
Derivative Instruments	Regulatory Assets	Three Months	Nine Months
Interest rate swaps	Regulatory assets - noncurrent	$2	$7

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
September 30, 2018
Treasury Derivatives
PPL	$297	$28	$25	$244	$49	$28	$—	$21
LKE	—	—	—	—	19	—	—	19
LG&E	—	—	—	—	19	—	—	19

December 31, 2017
Treasury Derivatives
PPL	$264	$107	$20	$137	$174	$107	$—	$67
LKE	—	—	—	—	26	—	—	26
LG&E	—	—	—	—	26	—	—	26

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

(PPL, LKE and LG&E)

At September 30, 2018, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$8	$6	$6
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	8	6	6

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

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

The changes in the carrying amounts of AROs were as follows.

	PPL	LKE	LG&E	KU
Balance at December 31, 2017	$397	$356	$121	$235
Accretion	14	13	5	8
Obligations incurred	8	8	—	8
Effect of foreign exchange rates	(2)	—	—	—
Changes in estimated timing or cost	(6)	(14)	(2)	(12)
Obligations settled	(46)	(46)	(17)	(29)
Balance at September 30, 2018	$365	$317	$107	$210

16. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the periods ended September 30 were as follows.

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
June 30, 2018	$(1,223)	$(21)	$—	$(7)	$(2,244)	$(3,495)
Amounts arising during the period	(187)	22	—	—	(8)	(173)
Reclassifications from AOCI	—	(14)	—	—	34	20
Net OCI during the period	(187)	8	—	—	26	(153)
September 30, 2018	$(1,410)	$(13)	$—	$(7)	$(2,218)	$(3,648)

December 31, 2017	$(1,089)	$(13)	$—	$(7)	$(2,313)	$(3,422)
Amounts arising during the period	(321)	21	—	(1)	(9)	(310)
Reclassifications from AOCI	—	(21)	—	1	104	84
Net OCI during the period	(321)	—	—	—	95	(226)
September 30, 2018	$(1,410)	$(13)	$—	$(7)	$(2,218)	$(3,648)

June 30, 2017	$(1,420)	$(13)	$—	$(7)	$(2,083)	$(3,523)
Amounts arising during the period	(12)	1	—	—	(3)	(14)
Reclassifications from AOCI	—	—	—	—	34	34
Net OCI during the period	(12)	1	—	—	31	20
September 30, 2017	$(1,432)	$(12)	$—	$(7)	$(2,052)	$(3,503)

	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives		Defined benefit plans
			Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)
Amounts arising during the period	195	(29)	—	—	(14)	152
Reclassifications from AOCI	—	24	1	1	97	123
Net OCI during the period	195	(5)	1	1	83	275
September 30, 2017	$(1,432)	$(12)	$—	$(7)	$(2,052)	$(3,503)

LKE
June 30, 2018			$—	$(8)	$(78)	$(86)
Reclassifications from AOCI			—	1	1	2
Net OCI during the period			—	1	1	2
September 30, 2018			$—	$(7)	$(77)	$(84)

December 31, 2017			$—	$(9)	$(79)	$(88)
Reclassifications from AOCI			—	2	2	4
Net OCI during the period			—	2	2	4
September 30, 2018			$—	$(7)	$(77)	$(84)

June 30, 2017			$—	$(7)	$(70)	$(77)
Amounts arising during the period			—	—	(1)	(1)
Reclassifications from AOCI			—	—	1	1
Net OCI during the period			—	—	—	—
September 30, 2017			$—	$(7)	$(70)	$(77)

December 31, 2016			$(1)	$(8)	$(61)	$(70)
Amounts arising during the period			—	—	(12)	(12)
Reclassifications from AOCI			1	1	3	5
Net OCI during the period			1	1	(9)	(7)
September 30, 2017			$—	$(7)	$(70)	$(77)

(PPL)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the periods ended September 30.

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2018	2017	2018	2017	Statements of Income
Qualifying derivatives
Interest rate swaps	$(2)	$(2)	$(6)	$(7)	Interest Expense
Cross-currency swaps	18	2	30	(24)	Other Income (Expense) - net
	1	1	1	1	Interest Expense
Total Pre-tax	17	1	25	(30)
Income Taxes	(3)	(1)	(4)	6
Total After-tax	14	—	21	(24)

	Three Months		Nine Months		Affected Line Item on the
Details about AOCI	2018	2017	2018	2017	Statements of Income
Equity investees' AOCI	—	—	—	(1)	Other Income (Expense) - net
Total Pre-tax	—	—	—	(1)
Income Taxes	—	—	—	—
Total After-tax	—	—	—	(1)

Defined benefit plans
Prior service costs (a)	(1)	(1)	(2)	(2)
Net actuarial loss (a)	(42)	(44)	(130)	(125)
Total Pre-tax	(43)	(45)	(132)	(127)
Income Taxes	9	11	27	29
Total After-tax	(34)	(34)	(105)	(98)

Total reclassifications during the period	$(20)	$(34)	$(84)	$(123)

(a)	These AOCI components are included in the computation of net periodic defined benefit cost. See Note 9 for additional information.

17. New Accounting Guidance Pending Adoption

(All Registrants)

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued accounting guidance for leases. This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, the FASB retained a dual model for lessees, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright line tests.

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

The Registrants are currently assessing the impact of adopting this guidance and will adopt this standard as of the beginning of the period adopted, which will be January 1, 2019. Key implementation activities in process of being completed include identifying and implementing new controls and processes and compiling the required disclosure information. The Registrants expect an increase in assets and liabilities, which are still being quantified, but do not expect an impact to the Statements of Cash Flows or Statements of Income. Additional qualitative and quantitative disclosures around the nature of the Registrants’ leasing activity and information surrounding the amount, timing and uncertainty of cash flows arising from leases will also be provided upon adoption.

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

The adoption of this guidance requires additional disclosures around the income statement impacts of hedging activities as well as removing disclosures related to ineffectiveness. Other impacts of adopting this guidance are not expected to be material. The Registrants will adopt this guidance effective January 1, 2019.

Accounting for Implementation Costs in a Cloud Computing Service Arrangement

In August 2018, the FASB issued accounting guidance that requires a customer in a cloud computing hosting arrangement that is a service contract to capitalize implementation costs consistent with internal-use software guidance for non-service arrangements. Prior guidance had not addressed these implementation costs. The guidance requires these capitalized implementation costs to be amortized over the term of the hosting arrangement to the statement of income line item where the service arrangement costs are recorded. The guidance also prescribes the financial statement classification of the capitalized implementation costs and cash flows associated with the arrangement. Additional quantitative and qualitative disclosures are also required.

For public business entities, this guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. This standard must be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis" which discusses significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2018 with the same periods in 2017. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and adjusted gross margins is also provided.

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

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 63.25 million shares of PPL common stock. Full settlement of these forward sale agreements will occur no later than November 2019. The forward sale agreements are classified as equity transactions. PPL only receives proceeds and issues shares of common stock upon any settlements of the forward sale agreements. PPL intends to use net proceeds that it receives upon any settlements for general corporate purposes.

In September 2018, PPL settled a portion of the initial forward sale agreements by issuing 20 million shares of PPL common stock, and received net cash proceeds of $520 million. For the unsettled portion of the agreements, the only impact to the financial statements is the inclusion of incremental shares within the calculation of diluted EPS using the Treasury Stock Method.

See Note 8 to the Financial Statements for additional information.

U.S. Tax Reform (All Registrants)

The Registrants recognized certain provisional amounts relating to the impact of the enactment of the TCJA in their December 31, 2017 financial statements, in accordance with SEC guidance. Included in those provisional amounts were estimates of: tax depreciation, deductible executive compensation, accumulated foreign earnings, foreign tax credits, and deemed dividends from foreign subsidiaries, all of which were based on the interpretation and application of various provisions of the TCJA.

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant’s 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% “bonus” depreciation PPL is eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. See Note 6 to the Financial Statements for the final amounts reported in PPL's 2017 federal income tax return, provisional adjustment amounts for the year ended December 31, 2017, the related measurement period adjustments and the resulting tax impact for the three and nine months ended September 30, 2018.

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of September 30, 2018 with respect to the three items discussed above. The Registrants continue to analyze the impact of the TCJA on the deductibility of executive compensation awarded on or before November 2, 2017. The Registrants do not currently anticipate a material change from what was reflected in the December 31, 2017 financial statements and expect to record the impact, if any, of changes in the deductibility of executive compensation in the fourth quarter of 2018.

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

As indicated in Note 1 in the Registrants' 2017 Form 10-K, LG&E's and KU's accounting for income taxes is impacted by rate regulation. Therefore, reductions in regulated accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 may result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers in future periods. In the second quarter of 2018, LG&E and KU recorded the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, as an increase in regulatory liabilities of $16 million and $19 million. In a separate regulatory proceeding, LG&E and KU have requested to begin returning state excess deferred income taxes to customers in conjunction with the 2018 Kentucky base rate case, which was filed on September 28, 2018. See Note 7 for additional information related to the rate case proceedings. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

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

PPL has executed hedges to mitigate the foreign exchange risk to the Company's U.K. earnings. As of October 26, 2018, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2018 at an average rate of $1.31 per GBP, 100% hedged for 2019 at an average rate of $1.39 per GBP and 50% hedged for 2020 at an average rate of $1.49 per GBP.

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

On January 29, 2018, LG&E, KU, Kentucky Industrial Utility Customers, Inc. and the Office of the Attorney General reached a settlement agreement to commence returning savings related to the TCJA to their customers through their ECR, DSM and LG&E's GLT rate mechanisms beginning in March 2018 and through a new bill credit mechanism from April 1, 2018 through April 30, 2019 and thereafter until tax-reform related savings are reflected in changes in base rates. The estimated impact of the rate reduction represents approximately $91 million in KU electricity revenues ($70 million through the new bill credit and $21 million through existing rate mechanisms), $69 million in LG&E electricity revenues ($49 million through the new bill credit and $20 million through existing rate mechanisms) and $17 million in LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019.

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

On September 28, 2018, the KPSC issued an Order on reconsideration, implementing rates reflecting electricity revenue reductions of $101 million for KU ($80 million through the new bill credit and $21 million through existing rate mechanisms), $74 million for LG&E electricity revenues ($54 million through the new bill credit and $20 million through existing rate mechanisms) and $16 million LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. This represents lower revenue reduction amounts than the March 20, 2018 Order of approximately $13 million ($7 million at KU and $6 million at LG&E). LG&E and KU have been implementing interim partial rate reductions since April 2018, as authorized by the KPSC on March 28, 2018, and recording reserves up to the higher reduction amounts originally approved in the March 20, 2018 Order. The September 28, 2018 Order is not expected to have a material adverse impact on LG&E's and KU's financial condition or results of operations.

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

(PPL and PPL Electric)

TCJA Impact on PPL Electric Rates

On February 12, 2018, the PUC issued a Secretarial Letter requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order to allow time to determine the manner in which rates could be adjusted in response to the TCJA. The PUC issued another Temporary Rates Order on May 17, 2018 to address the impact of the TCJA and indicated that utilities without a currently pending general rate proceeding would receive a utility specific order. The PUC issued an Order specific to PPL Electric on May 17, 2018 which required PPL Electric to file a tariff or tariff supplement by June 15, 2018 to establish (a) temporary rates to include a negative surcharge of 0.56%, which was based on PPL Electric's 2017 taxable income, to be effective July 1, 2018, and (b) to record a deferred regulatory liability to reflect the tax savings associated with the TCJA for the period January 1 through June 30, 2018. On June 8, 2018, PPL Electric submitted a petition to the PUC to increase the negative surcharge proposed in the May 17, 2018 Order from 0.56% to 7.05% to reflect the estimated 2018 tax savings associated with the TCJA. The PUC approved PPL Electric's petition on June 14, 2018 and PPL Electric filed a tariff on June 15, 2018 reflecting the increased negative surcharge. The estimated 2018 full year impact of the rate reduction is $72 million in PPL Electric's operating revenues, of which $39 million relates to the period January 1, 2018 through June 30, 2018 and was recorded as a noncurrent regulatory liability in the second quarter of 2018 to be distributed to customers pursuant to a future rate adjustment. The remaining $33 million is the estimated impact for the period July 1, 2018 through December 31, 2018 and is being passed back to customers through the negative surcharge which began on July 1, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. On March 16, 2018, PPL Electric filed a waiver request, pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the FERC, to accelerate incorporation of the changes to the federal corporate income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA tax rate reduction to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, reflecting the TCJA rate reduction, on April 27, 2018. In addition, on May 21, 2018, PPL Electric, as part of a PJM Transmission Owners joint filing, submitted comments in response to the FERC's March 15, 2018 Notice of Inquiry. The filing requested guidance on how the reduction in accumulated deferred income taxes, resulting from the TCJA reduced federal corporate income tax rate, should be treated for ratemaking purposes. PPL Electric is currently awaiting FERC's decision on this matter. The changes, related to accumulated deferred income taxes impacting the transmission formula rate revenues, have not been significant since the new rate went into effect on June 1, 2018.

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

On August 23, 2018, the PUC issued a Tentative Implementation Order seeking comments on its proposed interpretation and implementation of Act 58, Section 1330 of the Public Utility Code, 66 Pa. C.S. 1330. PPL Electric and various other parties filed comments on October 8, 2018. This matter remains pending before the PUC.

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

•
There will be no change to the existing depreciation policy of using economic asset lives as the basis for depreciating RAV as part of base revenue calculations. WPD is currently transitioning to 45 year asset lives for new additions in RIIO-ED1 based on Ofgem’s extensive review of asset lives in RIIO-ED1.

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

Ofgem also indicated further work is needed on other price control principles, including but not limited to, cost of equity, cost of debt, financeability and incentives with decisions on these items expected to be made in the sector specific consultations or within the individual company business plan submissions. The promulgation of sector specific price controls is expected to begin with the gas and electricity transmission networks in December 2018, with electricity distribution price control work scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document. Although the electricity distribution consultation does not commence until 2020, WPD is ensuring that they are included in any RIIO-2 related engagement. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

FERC Transmission Rate Filing (PPL, LKE, LG&E and KU)

On August 3, 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E’s and KU’s parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E’s and KU’s commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky or Tennessee. The amounts at issue are generally waivers or credits for either LG&E and KU or for MISO transmission charges depending upon the direction of transmission service incurred by the municipalities. LG&E and KU estimate that such charges may average approximately $22 million annually, depending upon actual transmission customer and market volumes, structures and prices, with such charges allocated according to LG&E's and KU’s respective transmission system ownership ratio. Due to the development of robust, accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate.

LG&E and KU currently receive recovery of such expenses in other rate mechanisms. LG&E and KU cannot predict the outcome of the proceeding, including any effects on their financial condition or results of operations.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. The proposed base rate increases would result in an electricity rate increase of 6.9% at KU and electricity and gas rate increases of 3% and 7.5% at LG&E. As discussed in the "TCJA Impact on LG&E and KU Rates" section below, LG&E’s and KU’s applications seek to include applicable changes associated with the TCJA in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when the new base rates go into effect.

New rates are expected to become effective on May 1, 2019. The applications are based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%. LG&E and KU cannot predict the outcome of these proceedings.

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

Acquisition of Solar Energy Solution Provider (PPL)

During the second quarter of 2018, PPL completed the acquisition of all the outstanding membership interests of Safari Energy, LLC (Safari Energy), a privately held provider of solar energy solutions for commercial customers in the U.S. For its clients, Safari Energy develops highly structured turnkey solutions, managing projects through all phases of development, from inception to financing, design, engineering, permitting, construction, interconnection and asset management. Headquartered in New York City, Safari Energy has completed over 200 solar projects in 19 states, with over 80 projects underway. The acquisition is not material to PPL and the financial results of Safari Energy are reported within Corporate and Other.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2018 with the same periods in 2017. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2018 Outlook" discussion identifies key factors expected to impact 2018 earnings.

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

(PPL Electric, LKE, LG&E and KU)

A "Statement of Income Analysis, Earnings and Adjusted Gross Margins" is presented separately for PPL Electric, LKE, LG&E and KU. The "Statement of Income Analysis" discussion below describes significant changes in principal line items on the Statements of Income, comparing the three and nine months ended September 30, 2018 with the same periods in 2017. The "Earnings" discussion provides a summary of earnings. The "Adjusted Gross Margins" discussion includes a reconciliation of non-GAAP financial measures to "Operating Income."

(All Registrants)

The results for interim periods can be disproportionately influenced by numerous factors and developments and by seasonal variations. As such, the results of operations for interim periods do not necessarily indicate results or trends for the year or future periods.

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues	$1,872	$1,845	$27	$5,846	$5,521	$325
Operating Expenses
Operation
Fuel	206	202	4	609	576	33
Energy purchases	149	143	6	538	494	44
Other operation and maintenance	479	438	41	1,453	1,340	113
Depreciation	275	257	18	817	745	72
Taxes, other than income	77	69	8	234	214	20
Total Operating Expenses	1,186	1,109	77	3,651	3,369	282
Other Income (Expense) - net	106	(35)	141	297	(112)	409
Interest Expense	244	230	14	718	669	49
Income Taxes	103	116	(13)	362	321	41
Net Income	$445	$355	$90	$1,412	$1,050	$362

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Domestic:
PPL Electric Distribution price (a)	$(6)	$5
PPL Electric Distribution volume	17	49
PPL Electric PLR (b)	5	31
PPL Electric Transmission Formula Rate (c)	3	53
PPL Electric TCJA refund (d)	(20)	(57)
LKE Volumes (e)	19	122
LKE Base rates	—	58
LKE ECR	5	18
LKE TCJA refund (d)	(30)	(109)
LKE DSM	(2)	(13)
LKE Fuel and other energy prices	(8)	(15)
Other	4	14
Total Domestic	(13)	156
U.K.:
Price	19	19
Volume	(2)	2
Foreign currency exchange rates	8	117
Engineering recharge income	18	37
Other	(3)	(6)
Total U.K.	40	169
Total	$27	$325

(a)	Distribution price variance is primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)	The increases were primarily due to higher energy volumes, partially offset by lower energy prices.

(c)	Transmission Formula Rate revenues include the impacts of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(d)
Represents the estimated income tax savings owed to or already returned to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

(e)	Increases were primarily due to favorable weather in 2018.

Fuel

Fuel increased $33 million for the nine months ended September 30, 2018 compared with 2017, primarily due to a $40 million increase in volumes driven by weather in 2018, partially offset by an $8 million decrease in commodity costs.

Energy Purchases

Energy purchases increased $6 million for the three months ended September 30, 2018 compared with 2017, primarily due to a $17 million increase in PLR volumes, partially offset by a $7 million decrease in PLR prices at PPL Electric.

Energy purchases increased $44 million for the nine months ended September 30, 2018 compared with 2017, primarily due to a $42 million increase in PLR volumes, partially offset by a $9 million decrease in PLR prices at PPL Electric and an $18 million increase in natural gas volumes driven by weather in 2018, partially offset by a $6 million decrease in market prices for natural gas at LG&E.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Domestic:
LKE storm costs	$8	$10
LKE timing and scope of generation maintenance outages	—	7
LKE vegetation management	2	5
LKE gas distribution maintenance and compliance	1	4
PPL Electric vegetation management	(1)	(11)
PPL Electric storm costs	(1)	15
PPL Electric payroll-related costs	3	(11)
PPL Electric Act 129	(1)	(3)
PPL Electric bad debts	2	9
PPL Electric Act 129 Smart Meter	—	4
Other	11	16
U.K.:
Foreign currency exchange rates	2	23
Network maintenance	2	6
Third-party engineering	14	29
Other	(1)	10
Total	$41	$113

Depreciation

Depreciation increased $18 million for the three months ended September 30, 2018 compared with 2017, primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system, the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program at PPL Electric and additional assets placed into service, net of retirements at LG&E and KU.

Depreciation increased $72 million for the nine months ended September 30, 2018 compared with 2017, primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system, the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program at PPL Electric, higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements at LG&E and KU and the impact of foreign currency exchange rates at WPD.

Other Income (Expense) - net

Other income (expense) - net increased $141 million for the three months ended September 30, 2018 compared with 2017 primarily due to higher realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD of $121 million and an increase in non-service cost credits from defined benefit plans of $20 million.

Other income (expense) - net increased $409 million for the nine months ended September 30, 2018 compared with 2017, primarily due to higher realized and unrealized gains on foreign currency contracts to economically hedge GBP denominated earnings from WPD of $329 million and an increase in non-service cost credits from defined benefit plans of $72 million.

Interest Expense

The increase (decrease) in interest expense for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Long-term debt interest expense	$11	$27
Foreign currency exchange rates	2	19
Short-term debt interest expense	1	6
Other	—	(3)
Total	$14	$49

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Change in pre-tax income	$28	$136
Reduction in U.S. federal income tax rate (a)	(40)	(128)
Valuation allowances adjustments	1	8
U.S. income tax on foreign earnings - net of foreign tax credit (b)	9	26
Impact of U.K. Finance Acts	(1)	5
Amortization of excess deferred income taxes (a)	(11)	(30)
Kentucky state tax reform (c)	—	9
Stock-based compensation	—	8
Other	1	7
Total	$(13)	$41

(a)	The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

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

Segment Earnings

PPL's net income by reportable segments for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
U.K. Regulated	$245	$126	$119	$836	$560	$276
Kentucky Regulated	122	125	(3)	332	299	33
Pennsylvania Regulated	112	95	17	335	251	84
Corporate and Other (a)	(34)	9	(43)	(91)	(60)	(31)
Net Income	$445	$355	$90	$1,412	$1,050	$362

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. Income taxes were $25 million and $7 million higher for the three and nine months ended in 2018 compared with 2017, primarily due to the utilization of an estimated tax rate, which required tax benefits realized in the first quarter of 2017 to be recognized over the annual period. Interest expense was $5 million and $13 million higher for the three and nine months ended in 2018 compared with 2017.

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

PPL's Earnings from Ongoing Operations by reportable segment for the periods ended September 30 were as follows:

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
U.K. Regulated	$214	$163	$51	$730	$682	$48
Kentucky Regulated	120	125	(5)	339	300	39
Pennsylvania Regulated	117	95	22	340	251	89
Corporate and Other	(29)	5	(34)	(86)	(64)	(22)
Earnings from Ongoing Operations	$422	$388	$34	$1,323	$1,169	$154

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs and certain acquisition-related financing costs. The U.K. Regulated segment represents 59% of PPL's Net Income for the nine months ended September 30, 2018 and 39% of PPL's assets at September 30, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating revenues	$517	$477	$40	$1,716	$1,547	$169
Other operation and maintenance	131	113	18	400	326	74
Depreciation	61	58	3	186	170	16
Taxes, other than income	33	33	—	101	94	7
Total operating expenses	225	204	21	687	590	97
Other Income (Expense) - net	102	(36)	138	284	(105)	389
Interest Expense	106	103	3	310	294	16
Income Taxes	43	8	35	167	(2)	169
Net Income	245	126	119	836	560	276
Less: Special Items	31	(37)	68	106	(122)	228
Earnings from Ongoing Operations	$214	$163	$51	$730	$682	$48

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2018	2017	2018	2017
Foreign currency economic hedges, net of tax of ($7), $20, ($27), $66 (a)	Other Income (Expense) - net	$28	$(37)	$103	$(122)
U.S. tax reform (b)	Income Taxes	3	—	3	—
Total Special Items		$31	$(37)	$106	$(122)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings.

(b)
Represents adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income relating to the enactment of the TCJA. See "Tax Cuts and Jobs Act (TCJA)" in Note 6 to the Financial Statements for additional information.

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

	Three Months	Nine Months
U.K.
U.K. Adjusted Gross Margins	$21	$24
Other operation and maintenance	(1)	(12)
Depreciation	(2)	(4)
Other Income (Expense) - net	16	46
Interest expense	(1)	3
Other	(2)	(3)
Income taxes	1	(17)
U.S.
Interest expense and other	(3)	(6)
Income taxes	(1)	(47)
Foreign currency exchange, after-tax	23	64
Earnings from Ongoing Operations	51	48
Special items, after-tax	68	228
Net Income	$119	$276

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher other income (expense) - net for the three and nine month periods primarily from higher pension income due to an increase in expected returns on higher asset balances.

U.S.

•
Higher income taxes for the nine month period primarily due to a $35 million tax benefit on accelerated pension contributions in the first quarter of 2017 and a $13 million increase from a reduction in tax benefits on interest deductibility due to the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 24% of PPL's Net Income for the nine months ended September 30, 2018 and 34% of PPL's assets at September 30, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating revenues	$802	$818	$(16)	$2,417	$2,350	$67
Fuel	206	202	4	609	576	33
Energy purchases	22	22	—	135	120	15
Other operation and maintenance	216	197	19	632	594	38
Depreciation	119	114	5	354	324	30
Taxes, other than income	18	17	1	53	49	4
Total operating expenses	581	552	29	1,783	1,663	120
Other Income (Expense) - net	—	(1)	1	(2)	(9)	7
Interest Expense	69	65	4	205	196	9
Income Taxes	30	75	(45)	95	183	(88)
Net Income	122	125	(3)	332	299	33
Less: Special Items	2	—	2	(7)	(1)	(6)
Earnings from Ongoing Operations	$120	$125	$(5)	$339	$300	$39

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2018	2017	2018	2017
Adjustment to investment, net of tax of $0, $0, $0, $0 (a)	Other Income (Expense) - net	$—	$—	$—	$(1)
Kentucky state tax reform (b)	Income Taxes	—	—	(9)	—
U.S. tax reform (c)	Income Taxes	2	—	2	—
Total Special Items		$2	$—	$(7)	$(1)

(a)	KU recorded a write-off of an equity method investment.

(b)
During the second quarter of 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

(c)
Represents adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income relating to the enactment of the TCJA. See "Tax Cuts and Jobs Act (TCJA)" in Note 6 to the Financial Statements for additional information.

The changes in the components of the Kentucky Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Kentucky Adjusted Gross Margins	$(19)	$24
Other operation and maintenance	(23)	(46)
Depreciation	(3)	(26)
Taxes, other than income	—	(5)
Other Income (Expense) - net	1	6
Interest Expense	(4)	(9)
Income Taxes	43	95
Earnings from Ongoing Operations	(5)	39
Special items, after-tax	2	(6)
Net Income	$(3)	$33

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•
Higher other operation and maintenance expense for the three month period primarily due to an $8 million increase in storm costs, a $2 million increase in vegetation management expense and increases in other costs that were not individually significant in comparison to the prior year.

•
Higher other operation and maintenance expense for the nine month period primarily due to a $10 million increase in storm costs, a $7 million increase in costs related to the timing and scope of generation maintenance outages, a $5 million increase in vegetation management expenses, a $4 million increase in costs related to gas distribution maintenance and compliance and increases in other costs that were not individually significant in comparison to the prior year.

•
Higher depreciation expense for the nine month period due to a $14 million increase related to additional assets placed into service, net of retirements and a $12 million increase related to higher depreciation rates effective July 1, 2017.

•	Higher interest expense for the nine month period due to higher interest rates and increased borrowings under LG&E's term loan credit facility and KU's commercial paper program.

•
Lower income taxes for the three month period primarily due to a $21 million decrease related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, an $18 million decrease related to lower pre-tax income.

•
Lower income taxes for the nine month period primarily due to a $60 million decrease related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, a $22 million decrease related to lower pre-tax income and a $14 million decrease related to higher amortization of excess deferred income taxes as a result of the TCJA.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 24% of PPL's Net Income for the nine months ended September 30, 2018 and 26% of PPL's assets at September 30, 2018.

Net Income and Earnings from Ongoing Operations for the periods ended September 30 include the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating revenues	$548	$547	$1	$1,704	$1,620	$84
Energy purchases	127	121	6	403	374	29
Other operation and maintenance	127	133	(6)	419	435	(16)
Depreciation	89	77	12	262	228	34
Taxes, other than income	27	27	—	81	79	2
Total operating expenses	370	358	12	1,165	1,116	49
Other Income (Expense) - net	9	6	3	23	11	12
Interest Expense	40	36	4	116	105	11
Income Taxes	35	64	(29)	111	159	(48)
Net Income	112	95	17	335	251	84
Less: Special Item	(5)	—	(5)	(5)	—	(5)
Earnings from Ongoing Operations	$117	$95	$22	$340	$251	$89

The following after-tax gain (loss), which management considers a special item, impacted the Pennsylvania Regulated segment's results and is excluded from Earnings from Ongoing Operations during the periods ended September 30.

	Income Statement Line Item	Three Months		Nine Months
		2018	2017	2018	2017
IT transformation, net of tax of $2, $0, $2, $0 (a)	Other operation and maintenance	$(5)	$—	$(5)	$—
Total Special Item		$(5)	$—	$(5)	$—

(a)
In June 2018, PPL EU Services’ IT department announced an internal reorganization which was substantially completed in the third quarter of 2018. As a result, $5 million of after-tax costs, which includes separation benefits as well as outside services for strategic consulting to establish the new IT organization, were incurred. See Note 10 to the Financial Statements for additional information on separation benefits.

The changes in the components of the Pennsylvania Regulated segment's results between these periods are due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the item that management considers special on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Adjusted Gross Margins	$(4)	$39
Other operation and maintenance	7	27
Depreciation	(8)	(23)
Taxes, other than income	—	(1)
Other Income (Expense) - net	4	12
Interest Expense	(4)	(11)
Income Taxes	27	46
Earnings from Ongoing Operations	22	89
Special Item, after tax	(5)	(5)
Net Income	$17	$84

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•
Lower other operation and maintenance expense for the three month period primarily due to $14 million of lower corporate service costs allocated to PPL Electric, partially offset by $3 million of higher nonrecoverable storm expenses and $2 million of higher bad debt expense.

•
Lower other operation and maintenance expense for the nine month period primarily due to $31 million of lower corporate service costs allocated to PPL Electric, $11 million of lower payroll related expenses and $11 million of lower vegetation management expenses, partially offset by $12 million of higher nonrecoverable storm expenses and $9 million of higher bad debt expense.

•
Higher depreciation expense for the three and nine month periods primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

•
Higher interest expense for the nine month period primarily due to the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds and the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds.

•
Lower income taxes for the three month period primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018 of $18 million and lower pre-tax income resulting in $7 million of lower income taxes.

•
Lower income taxes for the nine month period primarily due to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018 of $56 million and $13 million of lower income taxes due to amortization of excess deferred income taxes, partially offset by higher pre-tax income resulting in $14 million of higher income taxes.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the periods ended September 30.

	2018 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$245	$122	$112	$(34)	$445
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($7)	28	—	—	—	28
U.S. tax reform	3	2	—	(5)	—
IT transformation, net of tax of $2	—	—	(5)	—	(5)
Total Special Items	31	2	(5)	(5)	23
Earnings from Ongoing Operations	$214	$120	$117	$(29)	$422

	2017 Three Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$126	$125	$95	$9	$355
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $20	(37)	—	—	—	(37)
Spinoff of the Supply segment, net of tax of ($2) (a)	—	—	—	4	4
Total Special Items	$(37)	$—	$—	$4	$(33)
Earnings from Ongoing Operations	$163	$125	$95	$5	$388

	2018 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$836	$332	$335	$(91)	$1,412
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($27)	103	—	—	—	103
U.S. tax reform	3	2	—	(5)	—
Kentucky state tax reform	—	(9)	—	—	(9)
IT transformation, net of tax of $2	—	—	(5)	—	(5)
Total Special Items	106	(7)	(5)	(5)	89
Earnings from Ongoing Operations	$730	$339	$340	$(86)	$1,323

	2017 Nine Months
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$560	$299	$251	$(60)	$1,050
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $66	(122)	—	—	—	(122)
Spinoff of the Supply segment, net of tax of ($2) (a)	—	—	—	4	4
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Total Special Items	(122)	(1)	—	4	(119)
Earnings from Ongoing Operations	$682	$300	$251	$(64)	$1,169

(a) Represents a tax settlement associated with the former Supply segment. Included in "Taxes, and other than income" on the Statement of Income.

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

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
U.K. Regulated
U.K. Adjusted Gross Margins	$467	$441	$26	$1,578	$1,446	$132
Impact of changes in foreign currency exchange rates			5			108
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates			$21			$24

Kentucky Regulated
Kentucky Adjusted Gross Margins
LG&E	$240	$245	$(5)	$697	$678	$19
KU	288	302	(14)	847	842	5
Total Kentucky Adjusted Gross Margins	$528	$547	$(19)	$1,544	$1,520	$24

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$225	$233	$(8)	$695	$710	$(15)
Transmission	138	134	4	411	357	54
Total Pennsylvania Adjusted Gross Margins	$363	$367	$(4)	$1,106	$1,067	$39

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the three months ended September 30, 2018 compared with 2017, primarily due to $19 million from the April 1, 2018 price increase.

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased for the nine months ended September 30, 2018 compared with 2017, primarily due to $29 million from the April 1, 2018 price increase, partially offset by $10 million from the April 1, 2017 price decrease, driven by lower true-up mechanisms partially offset by higher base demand revenue.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins decreased for the three months ended September 30, 2018 compared with 2017, primarily due to $30 million of estimated income tax savings owed to customers ($14 million at LG&E and $16 million at KU) related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, partially offset by $8 million of increased sales volumes related to favorable weather in 2018 ($5 million at LG&E and $3 million at KU) and returns on additional environmental capital investments of $4 million ($2 million at LG&E and $2 million at KU).

Kentucky Adjusted Gross Margins increased for the nine months ended September 30, 2018 compared with 2017, primarily due to $59 million of increased sales volumes related to favorable weather in 2018 ($21 million at LG&E and $38 million at KU), higher base rates of $58 million ($32 million at LG&E and $26 million at KU) as new base rates were approved by the KPSC effective July 1, 2017 and returns on additional environmental capital investments of $14 million ($8 million at LG&E and $6 million at KU), partially offset by $109 million of estimated income tax savings owed to customers ($51 million at LG&E and $58 million at KU) related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased for the three months ended September 30, 2018 compared with 2017, primarily due to a $17 million negative surcharge, which was effective as of July 1, 2018, related to the estimated income tax savings as a result of the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA. This decrease was partially offset by $11 million of higher electricity sales volumes primarily due to weather.

Distribution Adjusted Gross Margins decreased for the nine months ended September 30, 2018 compared with 2017, primarily due to a $37 million net of gross receipts tax impact of the estimated income tax savings owed to customers for the period January 1, 2018 through June 30, 2018 and $17 million from the negative surcharge beginning on July 1, 2018, as a result of the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA. These decreases were partially offset by $36 million of higher electricity sales volumes primarily due to weather and $6 million of returns on additional Smart Meter capital investments.

Transmission

Transmission Adjusted Gross Margins increased for the three months ended September 30, 2018 compared with 2017, primarily due to an increase of $23 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by $16 million from the impact of the reduced federal income taxes as a result of the TCJA.

Transmission Adjusted Gross Margins increased for the nine months ended September 30, 2018 compared with 2017, primarily due to increases of $49 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $25 million as a result of a higher PPL zonal peak load billing factor in the first five months of 2018, partially offset by $22 million from the impact of the reduced federal income taxes as a result of the TCJA.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the periods ended September 30.

	2018 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$508	(c)	$802	$548	$14	$1,872
Operating Expenses
Fuel	—		206	—	—	206
Energy purchases	—		22	127	—	149
Other operation and maintenance	41		26	23	389	479
Depreciation	—		18	10	247	275
Taxes, other than income	—		2	25	50	77
Total Operating Expenses	41		274	185	686	1,186
Total	$467		$528	$363	$(672)	$686

	2017 Three Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$467	(c)	$818	$547	$13	$1,845
Operating Expenses
Fuel	—		202	—	—	202
Energy purchases	—		22	121	—	143
Other operation and maintenance	26		30	29	353	438
Depreciation	—		16	5	236	257
Taxes, other than income	—		1	25	43	69
Total Operating Expenses	26		271	180	632	1,109
Total	$441		$547	$367	$(619)	$736

	2018 Nine Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,687	(c)	$2,417	$1,704	$38	$5,846
Operating Expenses
Fuel	—		609	—	—	609
Energy purchases	—		135	403	—	538
Other operation and maintenance	109		74	92	1,178	1,453
Depreciation	—		52	26	739	817
Taxes, other than income	—		3	77	154	234
Total Operating Expenses	109		873	598	2,071	3,651
Total	$1,578		$1,544	$1,106	$(2,033)	$2,195

	2017 Nine Months
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,517	(c)	$2,350	$1,620	$34	$5,521
Operating Expenses
Fuel	—		576	—	—	576
Energy purchases	—		120	374	—	494
Other operation and maintenance	71		82	89	1,098	1,340
Depreciation	—		48	14	683	745
Taxes, other than income	—		4	76	134	214
Total Operating Expenses	71		830	553	1,915	3,369
Total	$1,446		$1,520	$1,067	$(1,881)	$2,152

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	Excludes ancillary revenues of $8 million and $29 million for the three and nine months ended September 30, 2018 and $11 million and $30 million for the three and nine months ended September 30, 2017.

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

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Higher net income is projected in 2018 compared with 2017, which reflects the 2017 unfavorable impact of U.S. tax reform. Excluding this 2017 special item, earnings in 2018 compared with 2017 are projected to be slightly higher, driven by favorable weather and higher base electricity and gas rates effective July 1, 2017, partially offset by higher operation and maintenance expense, higher depreciation expense, higher interest expense and a lower tax shield on holding company interest and expenses.

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

PPL Electric: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues	$548	$547	$1	$1,704	$1,620	$84
Operating Expenses
Operation
Energy purchases	127	121	6	403	374	29
Other operation and maintenance	127	133	(6)	419	435	(16)
Depreciation	89	77	12	262	228	34
Taxes, other than income	27	27	—	81	79	2
Total Operating Expenses	370	358	12	1,165	1,116	49
Other Income (Expense) - net	5	4	1	18	8	10
Interest Income from Affiliate	4	2	2	5	3	2
Interest Expense	41	36	5	117	105	12
Income Taxes	35	64	(29)	111	159	(48)
Net Income	$111	$95	$16	$334	$251	$83

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Distribution price (a)	$(6)	$5
Distribution volume	17	49
PLR (b)	5	31
Transmission Formula Rate (c)	3	53
TCJA refund (d)	(20)	(57)
Other	2	3
Total	$1	$84

(a)	Distribution price variance is primarily due to reconcilable cost recovery mechanisms approved by the PUC.

(b)	The increases were primarily due to higher energy volumes, partially offset by lower energy prices as described below.

(c)	Transmission Formula Rate revenues include the impacts of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(d)
Represents the estimated income tax savings owed to or already returned to distribution customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Energy Purchases

Energy purchases increased $6 million for the three months ended September 30, 2018 compared with 2017, primarily due to higher PLR volumes of $17 million, partially offset by lower PLR prices of $7 million.

Energy purchases increased $29 million for the nine months ended September 30, 2018 compared with 2017, primarily due to higher PLR volumes of $42 million, partially offset by lower PLR prices of $9 million.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Corporate service costs	$(6)	$(23)
Vegetation management	(1)	(11)
Storm costs	(1)	15
Payroll-related costs	3	(11)
Act 129	(1)	(3)
Bad debts	2	9
Act 129 Smart Meter	—	4
Other	(2)	4
Total	$(6)	$(16)

Depreciation

Depreciation increased $12 million and $34 million for the three and nine months ended September 30, 2018 compared with 2017, primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Other Income (Expense) - net

Other income (expense) - net increased $10 million for the nine months ended September 30, 2018 compared with 2017, primarily due to a $4 million increase related to higher AFUDC equity rates and a $4 million increase in non-service cost credits from defined benefit plans.

Interest Expense

Interest expense increased $12 million for the nine months ended September 30, 2018 compared with 2017, primarily due to the May 2017 issuance of $475 million of 3.95% First Mortgage Bonds due 2047 and the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Change in pre-tax income	$(5)	$15
Reduction in U.S. federal income tax rate (a)	(18)	(56)
Amortization of excess deferred income taxes (a)	(5)	(13)
Stock-based compensation	—	5
Other	(1)	1
Total	$(29)	$(48)

(a)	The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$111	$95	$334	$251
Special Item, gain (loss), after-tax (a)	(5)	—	(5)	—

(a)
In June 2018, PPL EU Services’ Information Technology (IT) department announced an internal reorganization which was substantially completed in the third quarter of 2018. As a result, $5 million of after-tax costs, which includes separation benefits as well as outside services for strategic consulting to establish the new IT organization, were incurred. See Note 10 to the Financial Statements for additional information on separation benefits.

Excluding a special item, earnings increased for the three month period in 2018 compared with 2017, driven primarily by returns on additional capital investments in transmission, higher sales volumes primarily due to weather, and lower operation and maintenance expense, partially offset by higher depreciation expense.

Excluding a special item, earnings increased for the nine month period in 2018 compared with 2017, driven primarily by returns on additional capital investments in transmission, higher sales volumes primarily due to weather, and lower operation and maintenance expense, partially offset by higher depreciation expense and higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the item that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Pennsylvania Adjusted Gross Margins	$(4)	$39
Other operation and maintenance	8	27
Depreciation	(8)	(23)
Taxes, other than income	—	(1)
Other Income (Expense) - net	3	12
Interest Expense	(5)	(12)
Income Taxes	27	46
Special Item, gain (loss), after tax (a)	(5)	(5)
Net Income	$16	$83

(a)	See PPL's "Results of Operations - Segment Earnings - Pennsylvania Regulated Segment" for details of the special item.

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

	2018 Three Months			2017 Three Months
	PA Gross Margins	Other (a)	Operating Income (b)	PA Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$548	$—	$548	$547	$—	$547
Operating Expenses
Energy purchases	127	—	127	121	—	121
Other operation and maintenance	23	104	127	29	104	133
Depreciation	10	79	89	5	72	77
Taxes, other than income	25	2	27	25	2	27
Total Operating Expenses	185	185	370	180	178	358
Total	$363	$(185)	$178	$367	$(178)	$189

	2018 Nine Months			2017 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,704	$—	$1,704	$1,620	$—	$1,620
Operating Expenses
Energy purchases	403	—	403	374	—	374
Other operation and maintenance	92	327	419	89	346	435
Depreciation	26	236	262	14	214	228
Taxes, other than income	77	4	81	76	3	79
Total Operating Expenses	598	567	1,165	553	563	1,116
Total	$1,106	$(567)	$539	$1,067	$(563)	$504

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues	$802	$818	$(16)	$2,417	$2,350	$67
Operating Expenses
Operation
Fuel	206	202	4	609	576	33
Energy purchases	22	22	—	135	120	15
Other operation and maintenance	216	197	19	632	594	38
Depreciation	119	114	5	354	324	30
Taxes, other than income	18	17	1	53	49	4
Total Operating Expenses	581	552	29	1,783	1,663	120
Other Income (Expense) - net	—	(1)	1	(2)	(9)	7
Interest Expense	52	49	3	154	148	6
Interest Expense with Affiliate	7	5	2	18	13	5
Income Taxes	32	79	(47)	102	195	(93)
Net Income	$130	$132	$(2)	$358	$322	$36

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Volumes (a)	$19	$122
Base rates	—	58
ECR	5	18
TCJA refund (b)	(30)	(109)
DSM	(2)	(13)
Fuel and other energy prices	(8)	(15)
Other	—	6
Total	$(16)	$67

(a)	Increases were primarily due to favorable weather in 2018.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Fuel

Fuel increased $33 million for the nine months ended September 30, 2018 compared with 2017, primarily due to a $40 million increase in volumes driven by weather in 2018, partially offset by an $8 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Storm costs	$8	$10
Timing and scope of generation maintenance outages	—	7
Vegetation management	2	5
Gas distribution maintenance and compliance	1	4
Other	8	12
Total	$19	$38

Depreciation

Depreciation increased $30 million for the nine months ended September 30, 2018 compared with 2017, primarily due to a $15 million increase related to higher depreciation rates effective July 1, 2017 and a $12 million increase related to additional assets placed into service, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Reduction in U.S. federal income tax rate (a)	$(23)	$(64)
Change in pre-tax income	(19)	(22)
Amortization of excess deferred income taxes (a)	(3)	(14)
Kentucky state tax reform (b)	—	9
Other	(2)	(2)
Total	$(47)	$(93)

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

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$130	$132	$358	$322
Special items, gains (losses), after-tax	2	—	(7)	(1)

Excluding special items, earnings increased for the nine month period in 2018 compared with 2017, primarily due to higher sales volumes driven by favorable weather, higher base electricity and gas rates effective July 1, 2017 and returns on additional environmental capital investments, partially offset by higher other operation and maintenance expense, higher depreciation expense and higher interest expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins and items that management considers special on separate lines and not in their respective Statement of Income line items.

	Three Months	Nine Months
Adjusted Gross Margins	$(19)	$24
Other operation and maintenance	(23)	(46)
Depreciation	(3)	(26)
Taxes, other than income	—	(5)
Other Income (Expense) - net	1	6
Interest Expense	(5)	(11)
Income Taxes	45	100
Special items, gains (losses), after-tax (a)	2	(6)
Net Income	$(2)	$36

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special items.

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

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$802	$—	$802	$818	$—	$818
Operating Expenses
Fuel	206	—	206	202	—	202
Energy purchases	22	—	22	22	—	22
Other operation and maintenance	26	190	216	30	167	197
Depreciation	18	101	119	16	98	114
Taxes, other than income	2	16	18	1	16	17
Total Operating Expenses	274	307	581	271	281	552
Total	$528	$(307)	$221	$547	$(281)	$266

	2018 Nine Months			2017 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,417	$—	$2,417	$2,350	$—	$2,350
Operating Expenses
Fuel	609	—	609	576	—	576
Energy purchases	135	—	135	120	—	120
Other operation and maintenance	74	558	632	82	512	594
Depreciation	52	302	354	48	276	324
Taxes, other than income	3	50	53	4	45	49
Total Operating Expenses	873	910	1,783	830	833	1,663
Total	$1,544	$(910)	$634	$1,520	$(833)	$687

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues
Retail and wholesale	$357	$361	$(4)	$1,095	$1,055	$40
Electric revenue from affiliate	5	2	3	21	23	(2)
Total Operating Revenues	362	363	(1)	1,116	1,078	38
Operating Expenses
Operation
Fuel	83	76	7	234	225	9
Energy purchases	17	18	(1)	121	107	14
Energy purchases from affiliate	2	3	(1)	10	8	2
Other operation and maintenance	95	87	8	277	258	19
Depreciation	49	47	2	146	136	10
Taxes, other than income	9	8	1	27	25	2
Total Operating Expenses	255	239	16	815	759	56
Other Income (Expense) - net	(3)	(3)	—	(5)	(6)	1
Interest Expense	20	17	3	57	53	4
Income Taxes	18	39	(21)	51	99	(48)
Net Income	$66	$65	$1	$188	$161	$27

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Volumes (a)	$14	$58
Base rates	—	32
ECR	1	8
TCJA refund (b)	(14)	(51)
Fuel and other energy prices	(3)	(13)
DSM	(1)	(6)
Other	2	10
Total	$(1)	$38

(a)	Increases were primarily due to favorable weather in 2018.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Fuel

Fuel increased $7 million for the three months ended September 30, 2018 compared with 2017, primarily due to an $8 million increase in volumes driven by weather in 2018.

Energy Purchases

Energy purchases increased $14 million for the nine months ended September 30, 2018 compared with 2017, primarily due to an $18 million increase in natural gas volumes driven by weather in 2018, partially offset by a $6 million decrease in market prices for natural gas.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Storm costs	$4	$6
Gas distribution maintenance and compliance	1	4
Timing and scope of generation maintenance outages	—	2
Other	3	7
Total	$8	$19
Depreciation

Depreciation increased $10 million for the nine months ended September 30, 2018 compared with 2017, due to a $6 million increase related to additional assets placed into service, net of retirements and a $4 million increase related to higher depreciation rates effective July 1, 2017.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Reduction in U.S. federal income tax rate (a)	$(12)	$(33)
Change in pre-tax income	(8)	(8)
Amortization of excess deferred income taxes (a)	(1)	(6)
Other	—	(1)
Total	$(21)	$(48)

(a)
The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$66	$65	$188	$161
Special items, gains (losses), after-tax (a)	—	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings increased for the nine month period in 2018 compared with 2017, primarily due to higher sales volumes driven by favorable weather, higher base electricity and gas rates effective July 1, 2017 and returns on additional environmental capital investments, partially offset by higher other operation and maintenance expense and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Adjusted Gross Margins	$(5)	$19
Other operation and maintenance	(11)	(23)
Depreciation	(1)	(11)
Taxes, other than income	—	(3)
Other Income (Expense) - net	—	1
Interest Expense	(3)	(4)
Income Taxes	21	48
Net Income	$1	$27

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

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$362	$—	$362	$363	$—	$363
Operating Expenses
Fuel	83	—	83	76	—	76
Energy purchases, including affiliate	19	—	19	21	—	21
Other operation and maintenance	10	85	95	13	74	87
Depreciation	8	41	49	7	40	47
Taxes, other than income	2	7	9	1	7	8
Total Operating Expenses	122	133	255	118	121	239
Total	$240	$(133)	$107	$245	$(121)	$124

	2018 Nine Months			2017 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,116	$—	$1,116	$1,078	$—	$1,078
Operating Expenses
Fuel	234	—	234	225	—	225
Energy purchases, including affiliate	131	—	131	115	—	115
Other operation and maintenance	29	248	277	33	225	258
Depreciation	23	123	146	24	112	136
Taxes, other than income	2	25	27	3	22	25
Total Operating Expenses	419	396	815	400	359	759
Total	$697	$(396)	$301	$678	$(359)	$319

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the periods ended September 30 includes the following results.

	Three Months			Nine Months
	2018	2017	$ Change	2018	2017	$ Change
Operating Revenues
Retail and wholesale	$445	$457	$(12)	$1,322	$1,295	$27
Electric revenue from affiliate	2	3	(1)	10	8	2
Total Operating Revenues	447	460	(13)	1,332	1,303	29
Operating Expenses
Operation
Fuel	123	126	(3)	375	351	24
Energy purchases	5	4	1	14	13	1
Energy purchases from affiliate	5	2	3	21	23	(2)
Other operation and maintenance	114	104	10	331	312	19
Depreciation	70	67	3	208	188	20
Taxes, other than income	9	9	—	26	24	2
Total Operating Expenses	326	312	14	975	911	64
Other Income (Expense) - net	1	—	1	1	(4)	5
Interest Expense	24	24	—	74	72	2
Income Taxes	21	47	(26)	59	120	(61)
Net Income	$77	$77	$—	$225	$196	$29

Operating Revenues

The increase (decrease) in operating revenues for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Volumes (a)	$8	$64
Base rates	—	26
ECR	4	10
TCJA refund (b)	(16)	(58)
DSM	(1)	(7)
Fuel and other energy prices	(4)	(2)
Other	(4)	(4)
Total	$(13)	$29

(a)	Increases were primarily due to favorable weather in 2018.

(b)
Represents estimated income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Fuel

Fuel increased $24 million for the nine months ended September 30, 2018 compared with 2017, primarily due to a $30 million increase in volumes driven by weather in 2018, partially offset by a $6 million decrease in commodity costs.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Timing and scope of generation maintenance outages	$—	$6
Vegetation management	1	5
Storm costs	5	4
Other	4	4
Total	$10	$19

Depreciation

Depreciation increased $20 million for the nine months ended September 30, 2018 compared with 2017, primarily due to an $11 million increase related to higher depreciation rates effective July 1, 2017 and a $6 million increase related to additional assets placed into service, net of retirements.

Income Taxes

The increase (decrease) in income taxes for the periods ended September 30, 2018 compared with 2017 was due to:

	Three Months	Nine Months
Reduction in U.S. federal income tax rate (a)	$(14)	$(40)
Change in pre-tax income	(10)	(12)
Amortization of excess deferred income taxes (a)	(2)	(8)
Other	—	(1)
Total	$(26)	$(61)

(a)
The decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$77	$77	$225	$196
Special items, gains (losses), after-tax	—	—	—	(1)

Earnings increased for the nine month period in 2018 compared with 2017, primarily due to higher sales volumes driven by favorable weather, higher base electricity rates effective July 1, 2017 and returns on environmental capital investments, partially offset by higher other operation and maintenance expense and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	Three Months	Nine Months
Adjusted Gross Margins	$(14)	$5
Other operation and maintenance	(11)	(23)
Depreciation	(2)	(15)
Taxes, other than income	—	(2)
Other Income (Expense) - net	1	4
Interest Expense	—	(2)
Income Taxes	26	61
Special items, gains (losses), after-tax (a)	—	1
Net Income	$—	$29

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2018 Three Months			2017 Three Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$447	$—	$447	$460	$—	$460
Operating Expenses
Fuel	123	—	123	126	—	126
Energy purchases, including affiliate	10	—	10	6	—	6
Other operation and maintenance	16	98	114	17	87	104
Depreciation	10	60	70	9	58	67
Taxes, other than income	—	9	9	—	9	9
Total Operating Expenses	159	167	326	158	154	312
Total	$288	$(167)	$121	$302	$(154)	$148

	2018 Nine Months			2017 Nine Months
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,332	$—	$1,332	$1,303	$—	$1,303
Operating Expenses
Fuel	375	—	375	351	—	351
Energy purchases, including affiliate	35	—	35	36	—	36
Other operation and maintenance	45	286	331	49	263	312
Depreciation	29	179	208	24	164	188
Taxes, other than income	1	25	26	1	23	24
Total Operating Expenses	485	490	975	461	450	911
Total	$847	$(490)	$357	$842	$(450)	$392

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

Financial Condition

The remainder of this Item 2 in this Form 10-Q is presented on a combined basis, providing information, as applicable, for all Registrants.

Liquidity and Capital Resources

(All Registrants)

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
September 30, 2018
Cash and cash equivalents	$842	$414	$29	$11	$18
Short-term debt	1,549	—	304	176	128
Long-term debt due within one year	330	—	330	234	96
Notes payable with affiliates		—	80	—	—

December 31, 2017
Cash and cash equivalents	$485	$49	$30	$15	$15
Short-term debt	1,080	—	244	199	45
Long-term debt due within one year	348	—	98	98	—
Notes payable with affiliates		—	225	—	—

(a)
At September 30, 2018, $57 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 5 to the Financial Statements in PPL's 2017 Form 10-K for additional information on undistributed earnings of WPD.

Net cash provided by (used in) operating, investing and financing activities for the nine month periods ended September 30, and the changes between periods, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2018
Operating activities	$2,210	$650	$787	$410	$485
Investing activities	(2,466)	(837)	(825)	(420)	(404)
Financing activities	618	552	37	6	(78)
2017
Operating activities	$1,754	$575	$920	$418	$501
Investing activities	(2,168)	(858)	(575)	(293)	(289)
Financing activities	738	513	(318)	(121)	(188)
Change - Cash Provided (Used)
Operating activities	$456	$75	$(133)	$(8)	$(16)
Investing activities	(298)	21	(250)	(127)	(115)
Financing activities	(120)	39	355	127	110

Operating Activities

The components of the change in cash provided by (used in) operating activities for the nine months ended September 30, 2018 compared with 2017 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Net income	$362	$83	$36	$27	$29
Non-cash components	(386)	(39)	(88)	(44)	(69)
Working capital	134	13	49	78	76
Defined benefit plan funding	274	(4)	(94)	(56)	(31)
Other operating activities	72	22	(36)	(13)	(21)
Total	$456	$75	$(133)	$(8)	$(16)

(PPL)

PPL's cash provided by operating activities in 2018 increased $456 million compared with 2017.

•
Net income increased $362 million between periods and included a decrease in non-cash charges of $386 million. The decrease in non-cash charges was primarily due to an increase in unrealized gains on hedging activities and an increase in the U.K. net periodic defined benefit credits (primarily due to an increase in expected returns on higher asset balances) partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system, the replacement of aging infrastructure, the roll-out of the Act 129 Smart Meter program and higher depreciation rates effective July 1, 2017).

•
The $134 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenue (primarily due to colder weather in the fourth quarter of 2017), a decrease in net regulatory assets and liabilities (primarily due to an increase in regulatory liabilities due to the impact of the TCJA and timing of rate recovery mechanisms) and an increase in accounts payable (primarily due to timing of payments).

•	Defined benefit plan funding was $274 million lower in 2018. The decrease was primarily due to the acceleration of WPD's contributions to its U.K. pension plans in 2017.

(PPL Electric)

PPL Electric's cash provided by operating activities in 2018 increased $75 million compared with 2017.

•
Net income increased $83 million between the periods and included a decrease in non-cash charges of $39 million. The decrease in non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and net operating losses) partially offset by an increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system, the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program).

•
The $13 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (which was primarily due to tax proceeds from the filing of the 2017 federal income tax return), a decrease in unbilled revenues (primarily due to colder weather in the fourth quarter of 2017) and a decrease in materials and supplies within Other (primarily due to inventory optimization efforts) partially offset by an increase in net regulatory assets and liabilities (primarily due to a decrease in the transmission service charge regulatory liability as a result of the June 1, 2018 Transmission Formula Rate filing, an increase in recoverable storm costs and an increase in recoverable costs related to the Act 129 Smart Meter program).

•
The $22 million increase in cash provided by other operating activities was primarily due to an increase in non-current regulatory liabilities (primarily due to the TCJA regulatory liability) partially offset by an increase in non-current regulatory assets (primarily due to recoverable storm costs).

(LKE)

LKE's cash provided by operating activities in 2018 decreased $133 million compared with 2017.

•
Net income increased $36 million between the periods and included a decrease in non-cash charges of $88 million. The decrease in non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in other current liabilities (primarily due to timing of payments), a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), an increase in accounts payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to colder weather in the fourth quarter of 2017), partially offset by a decrease in taxes payable (primarily due to timing of payments), and an increase in fuel inventory (primarily due to timing of fuel purchases and payments).

•	Defined benefit plan funding was $94 million higher in 2018.

•	The decrease in cash from LKE's other operating activities was primarily driven by an increase in ARO expenditures.

(LG&E)

LG&E's cash provided by operating activities in 2018 decreased $8 million compared with 2017.

•
Net income increased $27 million between the periods and included a decrease in non-cash charges of $44 million. The decrease in non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by an increase in accounts payable (primarily due to timing of payments), a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), an increase in taxes payable (primarily due to timing of payments) and a decrease in unbilled revenues (primarily due to colder weather in the fourth quarter of 2017), partially offset by a decrease in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $56 million higher in 2018.

(KU)

KU's cash provided by operating activities in 2018 decreased $16 million compared with 2017.

•
Net income increased $29 million between the periods and included a decrease in non-cash charges of $69 million. The decrease in non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and the timing of rate recovery mechanisms), an increase in taxes payable (primarily due to timing of payments), a decrease in unbilled revenues (primarily due to colder weather in the fourth quarter of 2017), partially offset by an increase in fuel inventory (primarily due to timing of fuel purchases and payments).

•	Defined benefit plan funding was $31 million higher in 2018.

•	The decrease in cash from KU's other operating activities was primarily driven by an increase in ARO expenditures.

Investing Activities

(All Registrants)

Expenditures for Property, Plant and Equipment

Investment in PP&E is the primary investing activity of the Registrants. The change in cash used in expenditures for PP&E for the nine months ended September 30, 2018 compared with 2017 was as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Decrease (Increase)	$(192)	$16	$(247)	$(127)	$(122)

For PPL, the increase in expenditures was due to higher project expenditures at LKE, LG&E and KU partially offset by lower project expenditures at WPD and PPL Electric. The increase in expenditures for LKE, LG&E and KU was primarily due to increased spending for environmental water projects at LG&E's Mill Creek and Trimble County plants and increased spending for environmental water projects at KU's Ghent plant. The decrease in expenditures at WPD was primarily due to a decrease in expenditures to enhance system reliability partially offset by an increase in foreign currency exchange rates. The decrease in expenditures for PPL Electric was primarily due to timing differences on capital spending projects related to the ongoing efforts to improve reliability and replace aging infrastructure.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities for the nine months ended September 30, 2018 compared with 2017 were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Change - Cash Provided (Used)
Debt issuance/retirement, net	$(703)	$(72)	$91	$100	$(9)
Debt issuance/retirement with affiliate, net		—	250	—	—
Stock issuances/redemptions, net	403	—	—	—	—
Dividends	(46)	(40)	—	37	(25)
Capital contributions/distributions, net		(146)	99	43	45
Change in short-term debt, net	212	295	55	(44)	99
Notes payable with affiliate		—	(141)	(10)	—
Other financing activities	14	2	1	1	—
Total	$(120)	$39	$355	$127	$110

See Note 8 to the Financial Statements in this Form 10-Q for information on 2018 short-term and long-term debt activity, equity transactions and PPL dividends. See Note 7 to the Financial Statements in the Registrants' 2017 Form 10-K for information on 2017 activity.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets except for borrowings under LG&E's term loan agreement which are reflected in "Long-term debt" on the Balance Sheets. At September 30, 2018, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,350	$—	$711	$639
PPL Electric Credit Facility	650	—	1	649

LKE Credit Facility	75	—	—	75
LG&E Credit Facility	700	200	176	324
KU Credit Facilities	598	—	326	272
Total LKE	1,373	200	502	671
Total U.S. Credit Facilities (a)	$3,373	$200	$1,214	$1,959
Total U.K. Credit Facilities (b)	£1,185	£427	£—	£756

(a)
The commitments under the U.S. credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 10%, PPL Electric - 7%, LKE - 18%, LG&E - 33% and KU - 37%.

(b)
The amounts borrowed at September 30, 2018 were a USD-denominated borrowing of $200 million and GBP-denominated borrowings which equated to $354 million. The unused capacity reflects the USD-denominated borrowing amount borrowed in GBP of £156 million as of the date borrowed. At September 30, 2018, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.0 billion.

The commitments under the U.K. credit facilities are provided by a diverse bank group, with no one bank providing more than 17% of the total committed capacity.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$300	$80	$—	$220
LG&E Money Pool (a)	500	—	176	324
KU Money Pool (a)	500	—	128	372

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's Syndicated Credit Facility. The following commercial paper programs were in place at September 30, 2018:

	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$691	$309
PPL Electric	650	—	650

LG&E	350	176	174
KU	350	128	222
Total LKE	700	304	396
Total PPL	$2,350	$995	$1,355

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

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 63.25 million shares of PPL common stock. Full settlement of these forward sale agreements will occur no later than November 2019. PPL only receives proceeds and issues shares of common stock upon any settlements of the forward sale agreements. PPL intends to use net proceeds that it receives upon any settlement for general corporate purposes.

In September 2018, PPL settled a portion of the initial forward sale agreements by issuing 20 million shares of PPL common stock, resulting in net cash proceeds of $520 million.

See Note 8 to the Financial Statements for additional information.

ATM Program

For the nine months ended September 30, 2018, PPL issued 4.2 million shares of common stock and received proceeds of $119 million. See Note 8 to the Financial Statements for further discussion of the ATM program.

Common Stock Dividends (PPL)

In August 2018, PPL declared a quarterly common stock dividend, payable October 1, 2018, of 41.0 cents per share (equivalent to $1.64 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

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

The rating agencies have taken the following actions related to the Registrants and their subsidiaries during 2018:

(PPL)

In March 2018, Moody's and S&P assigned ratings of Baa1 and A- to WPD (South Wales)'s £30 million 0.01% Index-linked Senior Notes due 2036.

In May 2018, Moody's and S&P assigned ratings of Baa1 and A- to WPD (West Midlands)'s £30 million 0.01% Index-linked Senior Notes due 2028.

In October 2018, Moody's and S&P assigned ratings of Baa3 and BBB+ to WPD plc's £350 million 3.5% Senior Notes due 2026.

(PPL and PPL Electric)

In June 2018, Moody's and S&P assigned ratings of A1 and A to PPL Electric's $400 million 4.15% First Mortgage Bonds due 2048.

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

Ratings Triggers

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at September 30, 2018.

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

The following interest rate hedges were outstanding at September 30, 2018.

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through
PPL
Cash flow hedges
Interest rate swaps (c)	$97	$—	$(1)	2026
Cross-currency swaps (c)	702	125	(78)	2028
Economic hedges
Interest rate swaps (d)	147	(19)	(2)	2033
LKE
Economic hedges
Interest rate swaps (d)	147	(19)	(2)	2033
LG&E
Economic hedges
Interest rate swaps (d)	147	(19)	(2)	2033

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at September 30, 2018 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at September 30, 2018 is shown below.

10% Adverse Movement in Rates
PPL	$647
PPL Electric	190
LKE	176
LG&E	63
KU	92

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

The following foreign currency hedges were outstanding at September 30, 2018.

	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through
Economic hedges (b)	£1,783	$144	$(216)	2020

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation risk of expected earnings denominated in GBP.

(All Registrants)

Commodity Price Risk

PPL is exposed to commodity price risk through its domestic subsidiaries as described below.

•
PPL Electric is required to purchase electricity to fulfill its obligation as a PLR. Potential commodity price risk is insignificant and mitigated through its PUC-approved cost recovery mechanism and full-requirement supply agreements to serve its PLR customers which transfer the risk to energy suppliers.

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

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. Changes in this exchange rate resulted in a foreign currency translation loss of $330 million for the nine months ended September 30, 2018, which primarily reflected a $549 million decrease to PP&E and a $110 million decrease to goodwill, partially offset by a $319 million decrease to long-term debt and a $10 decrease to other net liabilities. Changes in this exchange rate resulted in a foreign currency translation gain of $194 million for the nine months ended September 30, 2017, which primarily reflected a $345 million increase to PP&E and a $75 million increase to goodwill partially offset by a $203 million increase to long-term debt and a $23 million increase to other net liabilities. The impact of foreign currency translation is recorded in AOCI.

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

See below for further discussion of the EPA's CCR Rule and Note 10 to the Financial Statements for a discussion of other significant environmental matters including Legal Matters, NAAQS, Climate Change, and ELGs. Additionally, see "Item 1. Business - Environmental Matters" in the Registrants' 2017 Form 10-K for additional information.

EPA’s CCR Rule (PPL, LKE, LG&E and KU)

Over the next several years, LG&E and KU anticipate undertaking extensive measures, including significant capital expenditures, in complying with the provisions of the EPA’s CCR Rule. Although LG&E and KU have identified compliance strategies and are finalizing closure plans and schedules as required by the CCR Rule, remaining regulatory uncertainties could substantially impact current plans. As a result of a judicial settlement, legislative amendments, and the EPA’s review of the current program, the EPA is in the process of undertaking significant revisions to the CCR Rule. On July 30, 2018, the EPA published certain amendments to the CCR Rule which include extending the deadline for commencement of closure of certain impoundments from April 2019 to October 31, 2020. The EPA has announced that additional amendments to the rule will be proposed in late 2018. On August 21, 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule, including the provisions allowing unlined impoundments to continue operating and provisions exempting certain inactive impoundments from regulation. The exact impact of the judicial decision will be highly dependent on the EPA’s rulemaking actions on remand and any subsequent legal challenges. LG&E and KU are evaluating the specific plan impacts of developments to date and will continue to monitor the EPA’s ongoing regulatory proceedings.

In connection with the CCR Rule, LG&E and KU have recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 16 and Note 19 to the Financial Statements in the Registrants’ 2017 Form 10-K for additional information on AROs. LG&E and KU continue to perform technical evaluations related to their plans to close impoundments at all of their generating plants. Although LG&E and KU believe their recorded liabilities appropriately reflect their obligations under current rules, changes to current compliance strategies as a result of ongoing regulatory proceedings or other developments could result in additional closure costs. It is not currently possible to determine the magnitude of any potential cost increases related to changes in compliance strategies or plans, and the timing of future cash outflows are indeterminable at this time. As rules are revised, technical evaluations are completed, and the timing and details of impoundment closures develop further on a plant-by-plant basis, LG&E and KU will update their cost estimates and record any changes as necessary to their ARO liability, which could be material. These costs are subject to rate recovery.

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

Income Taxes (All Registrants)

The Registrants recognized certain provisional amounts relating to the impact of the enactment of the TCJA in their December 31, 2017 financial statements, in accordance with SEC guidance. Included in those provisional amounts were estimates of: tax depreciation, deductible executive compensation, accumulated foreign earnings, foreign tax credits, and deemed dividends from foreign subsidiaries, all of which were based on the interpretation and application of various provisions of the TCJA.

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant’s 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% “bonus” depreciation PPL is eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. See Note 6 to the Financial Statements for the final amounts reported in PPL's 2017 federal income tax return, provisional adjustment amounts for the year ended December 31, 2017, the related measurement period adjustments and the resulting tax impact for the three and nine months ended September 30, 2018.

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of September 30, 2018 with respect to the three items discussed above. The Registrants continue to analyze the impact of the TCJA on the deductibility of executive compensation awarded on or before November 2, 2017. The Registrants do not currently anticipate a material change from what was reflected in the December 31, 2017 financial statements and expect to record the impact, if any, of changes in the deductibility of executive compensation in the fourth quarter of 2018.

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

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2018, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal, tax, regulatory, environmental or other administrative proceedings that became reportable events or were pending in the third quarter of 2018, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in each Registrant's 2017 Form 10-K; and

•	Notes 7 and 10 to the Financial Statements.

Item 1A. Risk Factors

There have been no material changes in the Registrants' risk factors from those disclosed in "Item 1A. Risk Factors" of the Registrants' 2017 Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective October 25, 2018, the Compensation, Governance and Nominating Committee approved amendments of the 2012 Amended and Restated Stock Incentive Plan and the Incentive Compensation Plan for Key Employees. The amendments add a one-year minimum vesting requirement for equity awards with the exception of change-in-control events; death, retirement and disability; and additional awards issued in the aggregate up to 5% of the authorized shares that can be issued under the respective equity plan.

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

*4(a)	-	Supplemental Indenture No. 6, dated as of August 1, 2018, to Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee
*4(b)	-	2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky
*4(c)	-
Amended and Restated Trust Deed, dated August 14, 2018, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee

*4(d)	-	Trust Deed, dated October 16, 2018, between Western Power Distribution plc as Issuer, and HSBC Corporate Trustee Company (UK) Limited as Trustee
*[_]10(a)	-	Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018
*[_]10(b)	-	PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018
*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(b)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
*12(c)	-	LG&E and KU Energy LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
*12(d)	-	Louisville Gas and Electric Company Computation of Ratio of Earnings to Fixed Charges
*12(e)	-	Kentucky Utilities Company Computation of Ratio of Earnings to Fixed Charges

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2018, filed by the following officers for the following companies:

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

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2018, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

Date:	November 1, 2018	/s/ Stephen K. Breininger
Stephen K. Breininger Vice President and Controller
(Principal Accounting Officer)

PPL Electric Utilities Corporation
(Registrant)

Date:	November 1, 2018	/s/ Marlene C. Beers
Marlene C. Beers Vice President-Finance and Regulatory Affairs and Controller
(Principal Financial Officer and Principal Accounting Officer)

LG&E and KU Energy LLC
(Registrant)

Louisville Gas and Electric Company
(Registrant)

Kentucky Utilities Company
(Registrant)

Date:	November 1, 2018	/s/ Kent W. Blake
Kent W. Blake Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)