Form 10-K
period 2018-12-31
PPL Corp; PPL ELECTRIC UTILITIES CORP; LOUISVILLE GAS & ELECTRIC CO /KY/; KENTUCKY UTILITIES CO; LG&E & KU Energy LLC
filed 2019-02-14
CIK 922224, 317187, 60549, 55387, 1518339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

333-173665	LG&E and KU Energy LLC (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	20-0523163

1-2893	Louisville Gas and Electric Company (Exact name of Registrant as specified in its charter) (Kentucky) 220 West Main Street Louisville, Kentucky 40202-1377 (502) 627-2000	61-0264150

1-3464	Kentucky Utilities Company (Exact name of Registrant as specified in its charter) (Kentucky and Virginia) One Quality Street Lexington, Kentucky 40507-1462 (502) 627-2000	61-0247570

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange
2013 Series B due 2073	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Electric Utilities Corporation	Yes	No X
LG&E and KU Energy LLC	Yes	No X
Louisville Gas and Electric Company	Yes	No X
Kentucky Utilities Company	Yes	No X

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

As of June 29, 2018, PPL Corporation had 699,127,940 shares of its $0.01 par value Common Stock outstanding. The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $19,960,102,687. As of January 31, 2019, PPL Corporation had 720,936,897 shares of its $0.01 par value Common Stock outstanding.

As of January 31, 2019, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation directly holds all of the membership interests in LG&E and KU Energy LLC.

As of January 31, 2019, LG&E and KU Energy LLC held all 21,294,223 outstanding common shares, no par value, of Louisville Gas and Electric Company.

As of January 31, 2019, LG&E and KU Energy LLC held all 37,817,878 outstanding common shares, no par value, of Kentucky Utilities Company.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2019 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018. Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ELECTRIC UTILITIES CORPORATION
LG&E AND KU ENERGY LLC
LOUISVILLE GAS AND ELECTRIC COMPANY
KENTUCKY UTILITIES COMPANY

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2018

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

Safari Energy - Safari Energy, LLC, an indirect subsidiary of PPL, acquired in June 2018, that provides solar energy solutions for commercial customers in the U.S.

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

i

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

Adjusted Gross Margins - a non-GAAP financial measure of performance used in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A).

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

CDP - a not-for-profit organization based in the United Kingdom formerly known as the Carbon Disclosure Project; that runs the global disclosure system that enables investors, companies, cities, states and regions to measure and manage their environmental impacts.

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

DNO - Distribution Network Operator in the U.K.

DOJ - U.S. Department of Justice.

DPCR5 - Distribution Price Control Review 5, the U.K. five-year rate review period applicable to WPD that commenced April 1, 2010.

DRIP - PPL Amended and Restated Dividend Reinvestment and Direct Stock Purchase Plan.

DSIC - Distribution System Improvement Charge. Authorized under Act 11, which is an alternative ratemaking mechanism providing more-timely cost recovery of qualifying distribution system capital expenditures.

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

DUoS - Distribution Use of System. The charge to licensed third party energy suppliers who are WPD's customers and use WPD's networks to deliver electricity to their customers, the end-users.

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

MMBtu - one million British Thermal Units.

MOD - a mechanism applied in the U.K. to adjust allowed base revenue in future periods for differences in prior periods between actual values and those in the agreed business plan.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MPR- Mid-period review, a review of output requirements in RIIO-ED1 covering material changes to existing outputs that can be justified by clear changes in government policy or new outputs that may be needed to meet the needs of consumers and other network users. On April 30, 2018, Ofgem decided not to engage in a mid-period review of the RIIO-ED1 price-control period.

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

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and gas and related matters.

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest (consists of LG&E's 5.63% and KU's 2.50% interests), which is recorded at cost. OVEC owns and operates two coal-fired power plants, the Kyger Creek plant in Ohio and the Clifty Creek plant in Indiana, with combined capacities of 2,120 MW.

PEDFA - Pennsylvania Economic Development Financing Authority.

Performance unit - stock-based compensation award that represents a variable number of shares of PPL common stock that a recipient may receive based on PPL's attainment of (i) relative total shareowner return (TSR) over a three-year performance period as compared to companies in the Philadelphia Stock Exchange Utility Index; or (ii) corporate return on equity (ROE) based on the average of the annual ROE for each year of the three-year performance period.

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

PP&E - property, plant and equipment.

PPL EnergyPlus - prior to the June 1, 2015 spinoff of PPL Energy Supply, LLC, PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that marketed and traded wholesale and retail electricity and gas, and supplied energy and energy services in competitive markets.

PPL Energy Supply - prior to the June 1, 2015 spinoff, PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL EnergyPlus and other subsidiaries.

PPL Montana - Prior to the June 1, 2015 spinoff of PPL Energy Supply, PPL Montana, LLC, an indirect subsidiary of PPL Energy Supply that generated electricity for wholesale sales in Montana and the Pacific Northwest.

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

RIIO - Ofgem's framework for setting U.K. regulated gas and electric utility price controls which stands for "Revenues = Incentive + Innovation + Outputs." RIIO-1 refers to the first generation of price controls under the RIIO framework. RIIO-ED1 refers to the RIIO regulatory price control applicable to the operators of U.K. electricity distribution networks, the duration of which is April 2015 through March 2023. RIIO-2 refers to the second generation of price controls under the RIIO framework. RIIO-ED2 refers to the second generation of the RIIO regulatory price control applicable to the operators of U.K. electricity distribution networks, which will begin in April 2023.

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

S&P - S&P Global Ratings, a credit rating agency.

Superfund - federal environmental statute that addresses remediation of contaminated sites; states also have similar statutes.

Talen Energy - Talen Energy Corporation, the Delaware corporation formed to be the publicly traded company and owner of the competitive generation assets of PPL Energy Supply and certain affiliates of Riverstone, which as of December 6, 2016, became wholly owned by Riverstone.

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

TRU - a mechanism applied in the U.K. to true-up inflation estimates used in determining base revenue.

U.K. Finance Act - refers to the U.K. Finance Act of 2016, enacted in September 2016, which reduced the U.K. statutory corporate income tax rate from 19% to 17%, effective April 1, 2020.

VEBA - Voluntary Employee Beneficiary Association. A tax-exempt trust under the Internal Revenue Code Section 501 (c)(9) used by employees to fund and pay eligible medical, life and similar benefits.

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

(THIS PAGE LEFT BLANK INTENTIONALLY.)

Forward-looking Information

Statements contained in this Annual Report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws. Although the Registrants believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements. In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, the following are among the important factors that could cause actual results to differ materially and adversely from the forward-looking statements:

•	the outcome of rate cases or other cost recovery or revenue proceedings;

•	changes in U.S. state or federal or U.K. tax laws or regulations, including the TCJA;

•	the direct or indirect effects on PPL or its subsidiaries or business systems of cyber-based intrusion or the threat of cyber attacks;

•	significant decreases in demand for electricity in the U.S.;

•	expansion of alternative and distributed sources of electricity generation and storage;

•	changes in foreign currency exchange rates for British pound sterling and the related impact on unrealized gains and losses on PPL's foreign currency economic hedges;

•	the effectiveness of our risk management programs, including foreign currency and interest rate hedging;

•	non-achievement by WPD of performance targets set by Ofgem;

•	the effect of changes in RPI on WPD's revenues and index linked debt;

•	developments related to ongoing negotiations regarding the U.K.'s intent to withdraw from European Union and any actions in response thereto;

•	the amount of WPD's pension deficit funding recovered in revenues after March 31, 2021, following the next triennial pension review to begin in March 2019;

•	defaults by counterparties or suppliers for energy, capacity, coal, natural gas or key commodities, goods or services;

•	capital market conditions, including the availability of capital or credit, changes in interest rates and certain economic indices, and decisions regarding capital structure;

•	a material decline in the market value of PPL's equity;

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

•	weather and other conditions affecting generation, transmission and distribution operations, operating costs and customer energy use;

•	catastrophic events such as fires, earthquakes, explosions, floods, tornadoes, hurricanes and other storms, droughts, pandemic health events or other similar occurrences;

•	war, armed conflicts, terrorist attacks, or similar disruptive events;

•	changes in political, regulatory or economic conditions in states, regions or countries where the Registrants or their subsidiaries conduct business;

•	receipt of necessary governmental permits and approvals;

•	new state, federal or foreign legislation or regulatory developments;

•	the impact of any state, federal or foreign investigations applicable to the Registrants and their subsidiaries and the energy industry;

•	our ability to attract and retain qualified employees;

•	the effect of any business or industry restructuring;

•	development of new projects, markets and technologies;

•	performance of new ventures;

•	business dispositions or acquisitions and our ability to realize expected benefits from such business transactions;

•	collective labor bargaining negotiations; and

•	the outcome of litigation against the Registrants and their subsidiaries.

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

PART I

ITEM 1. BUSINESS

General

(All Registrants)

PPL Corporation, headquartered in Allentown, Pennsylvania, is a utility holding company, incorporated in 1994, in connection with the deregulation of electricity generation in Pennsylvania, to serve as the parent company to the regulated utility, PPL Electric, and to generation and other unregulated business activities. PPL Electric was founded in 1920 as Pennsylvania Power & Light Company. PPL, through its regulated utility subsidiaries, delivers electricity to customers in the U.K., Pennsylvania, Kentucky and Virginia; delivers natural gas to customers in Kentucky; and generates electricity from power plants in Kentucky.

PPL's principal subsidiaries at December 31, 2018 are shown below (* denotes a Registrant).

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

LG&E and KU Energy LLC, headquartered in Louisville, Kentucky, is a wholly owned subsidiary of PPL and a holding company that owns regulated utility operations through its subsidiaries, LG&E and KU, which constitute substantially all of LKE's assets. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain separate corporate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name. LKE, formed in 2003, is the successor to a Kentucky entity incorporated in 1989.

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

Kentucky Utilities Company, headquartered in Lexington, Kentucky, is a wholly owned subsidiary of LKE and a regulated utility engaged in the generation, transmission, distribution and sale of electricity in Kentucky and Virginia. KU is subject to regulation as a public utility by the KPSC and the VSCC, and certain of its transmission and wholesale power activities are subject to the jurisdiction of the FERC under the Federal Power Act. KU serves its Kentucky customers under the KU name and its Virginia customers under the Old Dominion Power name. KU was incorporated in Kentucky in 1912 and in Virginia in 1991.

Segment Information

(PPL)

PPL is organized into three reportable segments as depicted in the chart above: U.K. Regulated, Kentucky Regulated, and Pennsylvania Regulated. The U.K. Regulated segment has no related subsidiary Registrants. PPL's other reportable segments' results primarily represent the results of its related subsidiary Registrants, except that the reportable segments are also allocated certain corporate level financing costs that are not included in the results of the applicable subsidiary Registrants. PPL also has corporate and other costs which primarily include financing costs incurred at the corporate level that have not been allocated or assigned to the segments, as well as certain other unallocated costs. The financial results of Safari Energy are also reported within Corporate and Other.

A comparison of PPL's three regulated segments is shown below.

		Kentucky	Pennsylvania
	U.K. Regulated	Regulated	Regulated
For the year ended December 31, 2018:
Operating Revenues (in billions)	$2.3	$3.2	$2.3
Net Income (in millions)	$1,114	$411	$431
Electricity delivered (GWh)	74,181	33,650	37,497
At December 31, 2018:
Regulatory Asset Base (in billions) (a)	$9.7	$9.8	$6.9
Service area (in square miles)	21,600	9,400	10,000
End-users (in millions)	7.9	1.3	1.4

(a)	Represents RAV for U.K. Regulated, capitalization for Kentucky Regulated and rate base for Pennsylvania Regulated.

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

Revenues, in millions, for the years ended December 31 are shown below.

	2018	2017	2016
Operating Revenues (a)	$2,268	$2,091	$2,207

(a)
WPD’s Operating Revenues are translated from GBP to U.S. dollars using the average GBP to U.S. dollar exchange rates in effect each month. The annual weighted average of the monthly GBP to U.S. dollar exchange rates used for the years ended December 31, 2018, 2017 and 2016 were $1.34 per GBP, $1.28 per GBP and $1.37 per GBP.

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

Competition

Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to end-users connected to its network. WPD's four DNOs are, therefore, regulated monopolies, which operate under regulatory price controls.

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

WPD’s costs make up approximately 17% of a U.K. end-user customer’s electricity bill.

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

The RIIO framework allowed for an MPR. On April 30, 2018, Ofgem announced its decision not to conduct an MPR of the RIIO-ED1 price control period.

In coordination with numerous stakeholders, WPD developed its business plans for RIIO-ED1 building off its historical track record and long-term strategy of delivering industry-leading levels of performance at an efficient level of cost. As a result, all four of WPD’s DNOs' business plans were accepted by Ofgem as "well justified" and were "fast-tracked" ahead of all of the other DNOs. WPD's DNOs were rewarded for being fast-tracked with preferential financial incentives, a higher return on equity and higher cost savings retention under their business plans as discussed further below. However, an unintended consequence of being fast-tracked resulted in WPD being disadvantaged from a cost of debt recovery standpoint as further discussed within “(2) Real Return on capital from RAV” below.

WPD's combined RIIO-ED1 business plans as accepted by Ofgem included funding for total expenditures of approximately £12.8 billion (nominal) over the eight-year period, broken down as follows:

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

(a)	Primarily pension deficit funding, pass through costs, profiling adjustments and legacy price control adjustments.

(b)	Primarily pass through true-ups and £5 per residential customer reduction completed in the regulatory year ended March 31, 2017.

(c)	Reference Form 8-K filed February 14, 2019 for U.K. Regulated Segment GAAP Statement of Income component values.

(d)	Includes the service cost component of GAAP pension costs/income. See “Defined Benefits, Net periodic defined benefit costs (credits)” in Note 11 to the Financial Statements.

(e)	Primarily property taxes.

(f)	Primarily includes the non-service cost (credit) components of GAAP pension costs/income and gains and losses on foreign currency hedges.

(g)	Includes WPD interest and $32 million of allocated interest expense to finance the acquisition of WPD Midlands.

(h)	GAAP income taxes represent an effective tax rate of 17% for 2018, 19% for 2017, 16% for 2016 and approximately 17% going forward.

(1) Base Revenue

The base revenue that a DNO can collect in each year of the current price control period is the sum of the following which are discussed further below:

•	a return on capital from RAV;

•	a return of capital from RAV (i.e., depreciation);

•	the Fast pot recovery, see discussion “(4) Expenditure efficiency mechanisms” below;

•	an allowance for cash taxes paid less a potential reduction for tax benefits from excess leverage if a DNO is levered more than 65% Debt/RAV;

•	pension deficit funding;

•	certain pass-through costs over which the DNO has no control;

•	profiling adjustments, see discussion “(6) Other revenue included in base revenue” below;

•	certain legacy price control adjustments from preceding price control periods, including the information quality incentive (also known as the rolling RAV incentive); and

•	fast-track incentive - because WPD's four DNOs were fast-tracked through the price control review process for RIIO-ED1, their base revenue also includes the fast-track incentive.

(2) Real Return on capital from RAV

Real-time returns on cost of regulated equity (real) - Ofgem establishes an allowed return on regulated equity that DNOs earn in their base business plan revenues as a consideration of the financial parameters for each RIIO-ED1 business plan. For WPD, the base cost of equity collected in revenues was set at 6.4% (real). Base equity returns exclude inflation adjustments, allowances for incentive rewards/penalties and over/under collections driven by cost efficiencies. WPD’s base equity returns are calculated using an equity ratio of 35% of RAV at the DNO. The equity ratio was reviewed and set during the RIIO-ED1 business plan process taking various stakeholder impacts into consideration such as costs to consumers, credit ratings and investor needs. The amounts of base real equity return for 2018, 2017 and 2016 were £160 million, £151 million and £144 million.

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

As discussed above, WPD’s cost of debt revenue allowances are derived from using a rolling 10-year trailing average of historical 10-year bond index (iBoxx); however, the cost of debt revenue allowances for all slow track companies are derived using an extending trailing average of the index. Under this approach, the trailing average period used is progressively extended from 10 to 20 years and consequently short-term fluctuations in the interest rate have a less pronounced effect on the regulatory cost of debt applied. Therefore, WPD’s cost of debt recovery is significantly lower than it would have been had it been derived under the approach used for the slow-track companies.

Over the 8-year RIIO-ED1 period WPD is expected to under-recover its cost of debt at the four DNOs, based upon the latest inflation assumptions and projected 10-year iBoxx bond indices rates, by approximately £175 million primarily driven by the previously discussed differing cost of debt recovery calculations. Under the terms of the fast track process, fast tracked companies were not supposed to be disadvantaged financially to slow track companies. It is uncertain, however, at this time, if WPD will be able to recover any of this under-recovery in the next price control period, RIIO-ED2, beginning April 1, 2023.

Interest costs relating to long-term debt issued at WPD’s holding companies are not recovered in revenues and for 2018, 2017 and 2016 were approximately £46 million, £49 million and £54 million.

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

This regulatory construct, in combination with the different assets lives used for ratemaking and GAAP, results in amounts collected by WPD as recovery of depreciation in revenues being significantly higher than the amounts WPD recorded for depreciation expense under GAAP. For 2018, 2017 and 2016, this difference was £444 million, £424 million and £415 million (pre-tax) and positively impacted net income. The difference is expected to continue in the £400 million to £450 million (pre-tax) range at least through 2022 (the last full calendar year of RIIO-ED1), assuming RPI of approximately 3.0% per year from 2019 through 2022 and based on expected RAV additions of approximately £800 million per year to prepare the distribution system for future U.K. energy objectives while maintaining premier levels of reliability and customer service.

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

Because Fast pot cost recovery represents 20% of Totex expenditures and certain other costs are recovered in other components of revenue, Fast pot will not equal operation and maintenance expenses recorded for GAAP purposes.

(5) Income Tax Allowance - For price control purposes, WPD collects income tax based on Ofgem’s notional tax charge, which will not equal the amount of income tax expense recorded for GAAP purposes. The following table shows the amount of taxes collected in revenues and recorded under GAAP.

	2018	2017	2016
Taxes collected in revenues	£58	£57	£53
Taxes recorded under GAAP	156	139	119

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

In addition, WPD recovers approximately 80% of pension deficit funding for certain of WPD's defined benefit pension plans in conjunction with actual costs similar to the Fast pot mechanism. The pension deficit is determined by the pension trustees on a triennial basis in accordance with their funding requirements. Pension deficit funding recovered in revenues was £147 million, £142 million and £139 million in 2018, 2017 and 2016. WPD expects similar amounts to be collected in revenues through

March 31, 2021, but cannot predict amounts that will be collected in revenues beyond then as the plans are approaching a fully funded status. The next triennial pension review will commence in March 2019 and is expected to conclude by the end of 2020.

See Note 11 to the Financial Statements for additional information on pension costs/income recognized under GAAP.

Recovery of pass through costs - WPD recovers certain pass-through costs over which the DNO has no control such as property taxes, National Grid transmission charges and Ofgem fees. Although these items are intended to be pass-through charges there could be timing differences, primarily related to property taxes, as to when amounts are collected in revenues and when amounts are expensed in the Statements of Income. WPD over-collected property taxes by £38 million, £19 million and £8 million in 2018, 2017 and 2016. WPD expects to continue to over-recover property taxes until the end of RIIO-ED1. Amounts under-or over-recovered in revenues in a regulatory year are trued up through revenues two regulatory years later.

Profiling adjustments - Ofgem permitted DNOs the flexibility to make profiling adjustments to their base revenues within their business plans. These adjustments do not affect the total base revenue in real terms over the eight-year price control period, but change the year in which the revenue is collected. In the first year of RIIO-ED1, WPD’s base revenue decreased by 11.8% compared to the final year of the prior price control period (DPCR5), primarily due to a change in profiling methodology and a lower weighted-average cost of capital. Base revenue then increases by approximately 2.5% per annum before inflation for regulatory years up to March 31, 2019 and by approximately 1% per annum before inflation for each regulatory year thereafter for the remainder of RIIO-ED1.

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

•
The MOD provided by Ofgem in November 2017 for the 2016/17 regulatory year is a £39 million reduction to revenue and reduced base revenue in calendar year 2018 by £26 million and will reduce base revenue in calendar year 2019 by £13 million.

•
The MOD provided by Ofgem in November 2018 for the 2017/18 regulatory year is a £42 million reduction to revenue and will reduce base revenue in calendar years 2019 and 2020 by £28 million and £14 million.

•	The projected MOD for the 2018/19 regulatory year is a £87 million reduction to revenue and is expected to reduce base revenue in calendar years 2020 and 2021 by £58 million and £29 million.

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

•
The TRU for the 2016/17 regulatory year was a £6 million reduction to revenue and reduced base revenue in calendar year 2018 by £4 million and will reduce base revenue in calendar year 2019 by £2 million.

•	The TRU for the 2017/18 regulatory year was a £4 million increase to revenue and will increase base revenue in calendar years 2019 and 2020 by £3 million and £1 million.

•	The projected TRU for the 2018/19 regulatory year is a £3 million increase to revenue and is expected to increase base revenue in calendar years 2020 and 2021 by £2 million and £1 million.

As both MOD and TRU are changes to future base revenues as determined by Ofgem, these adjustments are recognized as a component of revenues in future years in which service is provided and revenues are collected or returned to customers. PPL's projected earnings per share growth rate through 2020 includes both the TRU and MOD for regulatory years 2015/16, 2016/17 and 2017/18 and the estimated TRU and MOD for 2018/19.

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

	Incentive Received	Calendar Year Ended Incentive
Calendar Year Ended Incentive Earned	(in millions)	Included in Revenue
2014	£83	2016
2015	79	2017
2016	76	2018
2017	72	2019
2018 (a)	70-80	2020
2019 (a)	70-80	2021

(a)	Reflects projected incentive revenues.

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

•	The K-factor for the 2015/16 regulatory year was a £4 million under-recovery and increased allowed revenue in calendar years 2017 and 2018 by £3 million and £1 million.

•
The K-factor for the 2016/17 regulatory year was a £23 million over-recovery and reduced allowed revenue in calendar year 2018 by £15 million and will reduce allowed revenue in calendar year 2019 by £8 million.

•	The K-factor for the 2017/18 regulatory year was a £3 million over-recovery and will reduce allowed revenue in calendar years 2019 and 2020 by £2 million and £1 million.

•	The projected K-factor for the 2018/19 regulatory year is a £31 million over-recovery and is expected to reduce allowed revenue in calendar years 2020 and 2021 by £21 million and £10 million.

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

(14) GAAP Operating Revenue - Operating revenue under GAAP primarily consists of allowed revenue that has been collected in the calendar year converted to U.S. dollars. It also includes miscellaneous revenue primarily from engineering recharge work and ancillary activity revenue. Engineering recharge is work performed for a third party by WPD which is not for general network maintenance or to increase reliability. Examples are diversions and running new lines and equipment for a new housing complex. Ancillary activity revenue includes revenue primarily from WPD’s Telecoms and Property companies. For additional information on ancillary activity revenue, see footnote c in "Item 7. Combined Management’s Discussion and Analysis of Financial Conditions and Results of Operation - Reconciliation of Adjusted Gross Margins." The amounts of miscellaneous revenue for 2018, 2017 and 2016 were £115 million, £90 million and £84 million. The margin or profit on these activities; however, was not significant.

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

GAAP Accounting implications:

As the regulatory model in the U.K. is incentive based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. Therefore, the accounting treatment for the differences in the amounts collected in revenues and the amounts recorded for expenses related to depreciation, pensions, cost of debt and income taxes, and the adjustments to base revenue and/or allowed revenue are evaluated primarily based on revenue recognition guidance.

See "Revenue Recognition" in Note 1 to the Financial Statements for additional information.

See "Item 1A. Risk Factors - Risks related to our U.K. Regulated Segment" for additional information on the risks associated with the U.K. Regulated Segment.

RIIO-2 Framework

On March 7, 2018, Ofgem issued its consultation document on the RIIO-2 framework, which covers all U.K. gas and electricity transmission and distribution price controls. The current electricity distribution price control, RIIO-ED1, continues through March 31, 2023 and will not be impacted by this RIIO-2 consultation process. Ofgem consulted on a wide range of issues, including cost of debt and equity methodologies, the length of the price control period, indexation methodologies, innovation, stakeholder engagement in the business planning process and performance incentive mechanisms. The purpose of the RIIO-2 framework consultation was to build on lessons learned from the current price controls while supporting low costs to consumers, improved customer service and reliability, and the U.K.'s continued shift to a low-carbon future. Comments on the RIIO-2 framework were due in May 2018. On July 30, 2018, Ofgem published its decision following its RIIO-2 framework consultation after consideration of comments received. Ofgem confirmed the following points in the decision document:

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

In December 2018, the promulgation of sector specific price controls began with Ofgem publishing its consultation related to its RIIO-2 price controls for the gas distribution, gas transmission and electricity transmission operators that will be effective from April 2021 to March 2026. This current consultation does not apply directly to electricity distribution network operators although some decisions will be precedent setting. The electricity distribution price control work is scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document.

Although the electricity distribution consultation does not commence until 2020, WPD is engaged in the RIIO-2 process and will be responding to the December 2018 consultation document. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

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

(PPL, LKE, LG&E and KU)

LG&E and KU, direct subsidiaries of LKE, are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, also Virginia. LG&E also engages in the distribution and sale of natural gas in Kentucky. LG&E provides electric service to approximately 414,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties and provides natural gas service to approximately 328,000 customers in its electric service area and eight additional counties in Kentucky. KU provides electric service to approximately 527,000 customers in 77 counties in central, southeastern and western Kentucky and approximately 28,000 customers in five counties in southwestern Virginia, covering approximately 4,800 non-contiguous square miles. KU also sells wholesale electricity to 10 municipalities in Kentucky under load following contracts.

Details of operating revenues, in millions, by customer class for the years ended December 31 are shown below.

	2018		2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
LKE
Commercial	$858	27	$854	27	$834	27
Industrial	566	18	603	19	601	19
Residential	1,313	41	1,259	40	1,261	40
Other (a)	293	9	280	9	288	9
Wholesale - municipal	105	3	112	4	116	4
Wholesale - other (b)	79	2	48	1	41	1
Total	$3,214	100	$3,156	100	$3,141	100

(a)	Primarily includes revenues from street lighting and other public authorities.

(b)	Includes wholesale power and transmission revenues.

	2018		2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
LG&E
Commercial	$451	30	$453	31	$442	31
Industrial	178	12	187	13	185	13
Residential	661	44	637	44	627	44
Other (a)	133	9	123	8	135	9
Wholesale - other (b)	73	5	53	4	41	3
Total	$1,496	100	$1,453	100	$1,430	100

(a)	Primarily includes revenues from street lighting and other public authorities.

(b)	Includes wholesale power and transmission revenues. Also includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

	2018		2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
KU
Commercial	$407	23	$401	23	$392	22
Industrial	388	22	416	24	416	24
Residential	652	37	622	36	634	36
Other (a)	160	9	157	9	153	9
Wholesale - municipal	105	6	112	6	116	7
Wholesale - other (b)	48	3	36	2	38	2
Total	$1,760	100	$1,744	100	$1,749	100

(a)	Primarily includes revenues from street lighting and other public authorities.

(b)	Includes wholesale power and transmission revenues. Also includes intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

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

Alternative energy sources such as electricity, oil, propane and other fuels indirectly impact LG&E's natural gas revenues. Marketers may also compete to sell natural gas to certain large end-users. LG&E's natural gas tariffs include gas price pass-through mechanisms relating to its sale of natural gas as a commodity. Therefore, customer natural gas purchases from alternative suppliers do not generally impact LG&E's profitability. Some large industrial and commercial customers, however, may physically bypass LG&E's facilities and seek delivery service directly from interstate pipelines or other natural gas distribution systems.

Power Supply

At December 31, 2018, LKE owned, controlled or had a minority ownership interest in generating capacity of 8,017 MW, of which 2,920 MW related to LG&E and 5,097 MW related to KU, in Kentucky, Indiana, and Ohio. See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating facilities.

The system capacity of LKE's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2018, LKE's power plants generated the following amounts of electricity.

	GWh
Fuel Source	LKE	LG&E	KU
Coal (a)	28,742	12,446	16,296
Gas	6,301	1,584	4,717
Hydro	344	191	153
Solar	17	7	10
Total (b)	35,404	14,228	21,176

(a)	Includes 859 GWh of power generated by and purchased from OVEC for LKE, 594 GWh for LG&E and 265 GWh for KU.

(b)	This generation represents increases for LKE, LG&E and KU of 5.7%, 5% and 6.2% from 2017 output.

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

In 2016, LG&E and KU completed construction activities and placed into commercial operation a 10 MW solar generating facility at the E.W. Brown generating site. Additionally, LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is an optional, voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction is expected to begin, in 500-kilowatt phases, when subscription is complete. The subscription for the first 500-kilowatt phase was completed in June 2018. Construction of the first section has begun and is expected to be operational in the summer of 2019. LG&E and KU continue to market the program and receive interest from customers for the second 500-kilowatt phase.

Fuel Supply

Coal and natural gas will continue to be the predominant fuel used by LG&E and KU for generation for the foreseeable future. Natural gas used for generation is primarily purchased using contractual arrangements separate from LG&E's natural gas distribution operations. Natural gas and oil are also used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

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

LG&E and KU have firm contracts for a portion of the natural gas fuel for Cane Run Unit 7 through December 2020. The bulk of the natural gas fuel remains purchased on the spot market.

(PPL, LKE and LG&E)

Natural Gas Distribution Supply

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 billion cubic feet (Bcf), are used in providing natural gas service to LG&E's firm sales customers. Natural gas is stored during the summer season for withdrawal during the following winter heating season. Without this storage capacity, LG&E would be required to purchase additional natural gas and pipeline transportation services during winter months when customer demand increases and the prices for natural gas supply and transportation services are expected to be higher. At December 31, 2018, LG&E had 12 Bcf of natural gas stored underground with a carrying value of $41 million.

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

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except the levelized fuel factor and regulatory assets or liabilities recorded for pension and postretirement benefits and AROs related to certain CCR impoundments, are excluded from the return on rate base utilized in the calculation of Virginia base rates, no return is earned on the related assets.

KU's rates to 10 municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except regulatory assets recorded for AROs related to CCR impoundments, are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets. In April 2014, certain municipalities submitted notices of termination, under the notice period provisions, to cease taking power under the wholesale requirements contracts. KU's service to eight municipalities will terminate effective May 1, 2019.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. The proposed base rate increases would result in an electricity rate increase of 6.9% at KU and electricity and gas rate increases of 3% and 7.5% at LG&E. As discussed in the "TCJA Impact on LG&E and KU Rates" section below, LG&E's and KU's applications seek to include applicable changes associated with the TCJA in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when the new base rates go into effect.

New rates are expected to become effective on May 1, 2019. The applications are based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%. A number of parties have been granted intervention requests in the proceeding. Data discovery and the filing of written testimony will continue through February 2019 and a hearing is scheduled in March 2019. LG&E and KU cannot predict the outcome of these proceedings.

(LKE and KU)

In September 2017, KU filed a request seeking approval from the VSCC to increase annual Virginia base electricity revenue by $7 million, representing an increase of 10.4%. On March 22, 2018, KU reached a settlement agreement regarding the case, including the impact of the TCJA on rates, resulting in an increase in annual Virginia base electricity revenue of $2 million. This represents an increase of 2.8% with rates effective June 1, 2018. On May 8, 2018, the VSCC issued an Order approving the settlement agreement.

TCJA Impact on LG&E and KU Rates

(PPL, LKE, LG&E and KU)

On December 21, 2017, Kentucky Industrial Utility Customers, Inc. submitted a complaint with the KPSC against LG&E and KU, as well as other utility companies in Kentucky, alleging that their respective rates would no longer be fair, just and reasonable following the enactment of the TCJA, which reduced the federal corporate tax rate from 35% to 21%. The complaint requested the KPSC to issue an order requiring LG&E and KU to begin deferring, as of January 1, 2018, the revenue requirement effect of all income tax expense savings resulting from the federal corporate income tax reduction, including the amortization of excess deferred income taxes by recording those savings in a regulatory liability account and establishing a process by which the federal corporate income tax savings will be passed back to customers.

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

On September 28, 2018, the KPSC issued an Order on reconsideration, pursuant to LG&E's and KU's petition, implementing rates reflecting electricity revenue reductions of $101 million for KU ($80 million through the new bill credit and $21 million through existing rate mechanisms), $74 million for LG&E electricity revenues ($54 million through the new bill credit and $20 million through existing rate mechanisms) and $16 million LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. This represents lower revenue reduction amounts than the March 20, 2018 Order of approximately $13 million ($7 million at KU and $6 million at LG&E).

In January 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate. In March 2018, KU reached a settlement agreement regarding its rate case in Virginia. New rates, inclusive of TCJA impacts, were effective June 1, 2018. The settlement also stipulates that actual tax savings for the five month period prior to new rates taking effect would be addressed through KU's annual information filing for calendar year 2018. In May 2018, the VSCC approved the settlement agreement. The TCJA and rate case are not expected to have a significant impact on KU's financial condition or results of operations related to Virginia.

On November 15, 2018, the FERC issued a Policy Statement which stated that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also on November 15, 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates. LG&E and KU are currently assessing the Notice of Proposed Rulemaking and are continuing to monitor guidance issued by the FERC. On February 5, 2019, in connection with a separate element of federal and Kentucky state tax reform effects, LG&E and KU filed a request with the FERC to amend their transmission formula rates, effective June 1, 2019, to incorporate reductions to corporate income tax rates as a result of the TCJA and HB 487. LG&E and KU do not anticipate the impact of the TCJA related to their FERC-jurisdictional rates to be significant.

See Note 7 to the Financial Statements for additional information on rate mechanisms.

•	Pennsylvania Regulated Segment (PPL)

Consists of PPL Electric, a regulated public utility engaged in the distribution and transmission of electricity.

(PPL and PPL Electric)

PPL Electric delivers electricity to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania. PPL Electric also provides electricity to retail customers in this territory as a PLR under the Customer Choice Act.

Details of revenues, in millions, by customer class for the years ended December 31 are shown below.

	2018		2017		2016
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Distribution
Residential	$1,379	61	$1,351	62	$1,327	61
Industrial	54	2	44	2	42	2
Commercial	368	16	349	16	338	16
Other (a)	(73)	(3)	(36)	(2)	(4)	—
Transmission	549	24	487	22	453	21
Total	$2,277	100	$2,195	100	$2,156	100

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

PJM serves as a FERC-approved Regional Transmission Operator (RTO) to promote greater participation and competition in the region it serves. In addition to operating the electricity transmission network, PJM also administers regional markets for energy, capacity and ancillary services. A primary objective of any RTO is to separate the operation of, and access to, the transmission grid from market participants that buy or sell electricity in the same markets. Electric utilities continue to own the transmission assets and to receive their share of transmission revenues, but the RTO directs the control and operation of the transmission facilities. Certain types of transmission investments are subject to competitive processes outlined in the PJM tariff.

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

See Note 7 to the Financial Statements for additional information on rate mechanisms.

Distribution

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant plus a cash working capital allowance less plant-related deferred taxes and other miscellaneous additions and deductions). All regulatory assets and liabilities are excluded from the return on rate base. Therefore, no return is earned on the related assets unless specifically provided for by the PUC. Currently, PPL Electric's Smart Meter rider and the DSIC are the only riders authorized to earn a return. Certain operating expenses are also included in PPL Electric's distribution base rates including wages and benefits, other operation and maintenance expenses, depreciation and taxes.

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

See Note 7 to the Financial Statements for additional information regarding Act 129 and other legislative and regulatory impacts.

PLR

The Customer Choice Act requires Electric Distribution Companies (EDCs), including PPL Electric, or an alternative supplier approved by the PUC to act as a PLR of electricity supply for customers who do not choose to shop for supply with a competitive supplier and provides that electricity supply costs will be recovered by the PLR pursuant to PUC regulations. In 2018, the following average percentages of PPL Electric's customer load were provided by competitive suppliers: 47% of residential, 83% of small commercial and industrial and 98% of large commercial and industrial customers. The PUC continues to favor expanding the competitive market for electricity.

PPL Electric's cost of electricity generation is based on a competitive solicitation process. The PUC approved PPL Electric's default service plan for the period June 2015 through May 2017, which included four solicitations for electricity supply held semiannually in April and October. The PUC approved PPL Electric's default service plan for the period June 2017 through May 2021, which includes a total of eight solicitations for electricity supply held semiannually in April and October. Pursuant to both the current and future plans, PPL Electric contracts for all of the electricity supply for residential customers and commercial and industrial customers who elect to take that service from PPL Electric. These solicitations include a mix of 6- and 12-month fixed-price load-following contracts for residential and small commercial and industrial customers, and 12-month real-time pricing contracts for large commercial and industrial customers to fulfill PPL Electric's obligation to provide customer electricity supply as a PLR.

Numerous alternative suppliers have offered to provide generation supply in PPL Electric's service territory. As the cost of generation supply is a pass-through cost for PPL Electric, its financial results are not impacted if its customers purchase electricity supply from these alternative suppliers.

See Note 7 to the Financial Statements for additional information regarding Act 129 and other legislative and regulatory impacts.

TCJA Impact on PPL Electric Rates

On February 12, 2018, the PUC issued a Secretarial Letter requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order to allow time to determine the manner in which rates could be adjusted in response to the TCJA. The PUC issued another Temporary Rates Order on May 17, 2018 to address the impact of the TCJA and indicated that utilities without a currently pending general rate proceeding would receive a utility specific order. The PUC issued an Order specific to PPL Electric on May 17, 2018 that required PPL Electric to file a tariff or tariff supplement by June 15, 2018 to establish (a) temporary rates to be effective July 1, 2018, and (b) to record a deferred regulatory liability to reflect the tax savings associated with the TCJA for the period January 1 through June 30, 2018. On June 8, 2018, PPL Electric submitted a petition to the PUC to charge a negative surcharge of 7.05% to reflect the estimated 2018 tax savings associated with the TCJA. The PUC approved PPL Electric's petition on June 14, 2018 and PPL Electric filed a tariff on June 15, 2018 reflecting the increased negative surcharge. PPL Electric recorded a $41 million noncurrent regulatory liability and a corresponding reduction of revenue to be distributed to customers pursuant to a future rate adjustment related to the period January 1, 2018 through June 30, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. On March 16, 2018, PPL Electric filed a waiver request, pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the FERC, to accelerate incorporation of the changes to the federal corporate income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA tax rate reduction to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, reflecting the TCJA rate reduction, on April 27, 2018. In addition, on May 21, 2018, PPL Electric, as part of a PJM Transmission Owners joint filing, submitted comments in response to the FERC's March 15, 2018 Notice of Inquiry. The filing requested guidance on how the reduction in accumulated deferred income taxes, resulting from the TCJA reduced federal corporate income tax rate, should be treated for ratemaking purposes. On November 15, 2018, the FERC issued a Policy Statement which stated that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also on November 15, 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers should include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates. PPL Electric is currently assessing the Notice of Proposed Rulemaking and is continuing to monitor guidance issued by the FERC. The changes, related to accumulated deferred income taxes impacting the transmission formula rate revenues, have not been significant since the new rate went into effect on June 1, 2018.

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

During the second quarter of 2018, PPL completed the acquisition of all the outstanding membership interests of Safari Energy, a privately held provider of solar energy solutions for commercial customers in the U.S. The acquisition is not material to PPL and the financial results of Safari Energy are reported within Corporate and Other.

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

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for 2019 through 2023. See Note 13 to the Financial Statements for additional information concerning the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

The Registrants are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. The EPA has issued numerous environmental regulations relating to air, water and waste that directly affect the electric power industry. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2019 through 2023. Also, see "Environmental Matters" in Note 13 to the Financial Statements for additional information and Note 7 to the Financial Statements for information related to the recovery of environmental compliance costs.

EMPLOYEE RELATIONS

At December 31, 2018, PPL and its subsidiaries had the following full-time employees and employees represented by labor unions.

	Total Full-Time Employees	Number of Union Employees	Percentage of Total Workforce
PPL	12,444	5,970	48%
PPL Electric	1,674	1,014	61%
LKE	3,504	781	22%
LG&E	1,028	663	64%
KU	904	118	13%

PPL's domestic workforce has 1,924 employees, or 33%, that are members of labor unions.

WPD has 4,046 employees who are members of labor unions (or 61% of PPL's U.K. workforce). WPD recognizes four unions, the largest of which represents 41% of its union workforce. WPD's Electricity Business Agreement, which covers 3,989 union employees, may be amended by agreement between WPD and the unions and can be terminated with 12 months' notice by either side.

CYBERSECURITY MANAGEMENT

The Registrants and their subsidiaries are subject to risks from cyber-attacks that have the potential to cause significant interruptions to the operation of their businesses. The frequency of these attempted intrusions has increased in recent years and the sources, motivations and techniques of attack continue to evolve and change rapidly. PPL has undertaken a variety of actions to monitor and address cyber-related risks. Cybersecurity and the effectiveness of PPL’s cybersecurity strategy are regular topics of discussion at Board meetings. PPL's strategy for managing cyber-related risks is risk-based and, where appropriate, integrated within PPL's enterprise risk management processes. PPL’s Chief Information Security Officer (CISO), who reports directly to the Chief Executive Officer, leads a dedicated cybersecurity team and is responsible for the design, implementation, and execution of cyber-risk management strategy. Among other things, the CISO and the cybersecurity team actively monitor the Registrants' systems, regularly review policies, compliance, regulations and best practices, perform penetration testing, lead response exercises and internal campaigns, and provide training and communication across the organization to strengthen secure behavior. The cybersecurity team also routinely participates in industry-wide programs to further information sharing, intelligence gathering, and unity of effort in responding to potential or actual attacks. In addition, in 2018, PPL revised and formalized its internal policy and procedures for communicating cybersecurity incidents on an enterprise-wide basis.
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
AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com. Under the Investors heading of that website, PPL provides access to all SEC filings of the Registrants (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(d) or 15(d)) free of charge, as soon as reasonably practicable after filing with the SEC. Additionally, the Registrants' filings are available at the SEC's website (www.sec.gov).

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

•	changes in laws or regulations relating to U.K. operations, including rate regulations beginning in April 2023 under RIIO-ED2, operational performance and tax laws and regulations;

•	changes in government policies, personnel or approval requirements;

•	changes in general economic conditions affecting the U.K.;

•	regulatory reviews of tariffs for DNOs;

•	changes in labor relations;

•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;

•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;

•	changes in U.S. tax law applicable to taxation of foreign earnings;

•	compliance with U.S. foreign corrupt practices laws; and

•	prolonged periods of low inflation or deflation.

PPL's earnings may be adversely affected in the event the U.K. withdraws from the European Union.

In 2018, approximately 61% of PPL’s net income was generated from its U.K. businesses. Significant uncertainty continues to exist concerning the financial, economic and other consequences of a withdrawal by the U.K. from the European Union, including the outcome of negotiations between the U.K. and European Union as to the terms of the withdrawal. PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL’s financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the European Union, although such impacts could be material.

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

Our U.K. segment's earnings are subject to variability based on fluctuations in RPI, which is a measure of inflation.

In RIIO-ED1, WPD's base revenue was established by Ofgem based on 2012/13 prices. Base revenue is subsequently adjusted to reflect any increase or decrease in RPI for each year to determine the amount of revenue WPD can collect in tariffs. The RPI is forecasted annually by HM Treasury and subject to true-up in subsequent years. Consequently, the fluctuations between forecasted and actual RPI can result in variances in base revenue. Although WPD also has debt that is indexed to RPI and certain components of operations and maintenance expense are affected by inflation, these may not offset changes in base revenue and timing of such offsets would likely not be correlated precisely with the calendar year in which the variance in demand revenue was initially incurred. Further, as RAV is indexed to RPI under U.K. rate regulations, a reduction in RPI could adversely affect a borrower's debt-to-RAV ratio, potentially limiting future borrowings at WPD's holding company.

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

Our ability to collect current levels of pension deficit funding for certain WPD pension plans after March 2021 is uncertain.

WPD recovers approximately 80% of pension deficit funding for certain of WPD's defined benefit pension plans in conjunction with actual costs under the RIIO-ED1 price control. The pension deficit is determined by the pension trustees on a triennial basis in accordance with their funding requirements. Pension deficit funding recovered in revenues was £147 million, £142 million and £139 million in 2018, 2017 and 2016. WPD expects similar amounts to be collected in revenues through March 31, 2021, but cannot predict amounts that will be collected in revenues beyond then as the plans are approaching a fully funded status. The next triennial pension review will commence in March 2019 and is expected to conclude by the end of 2020.

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

Numerous functions affecting the efficient operation of our businesses are dependent on the secure and reliable storage, processing and communication of electronic data and the use of sophisticated computer hardware and software systems. The operation of our transmission and distribution systems, as well as our generation plants, are all reliant on cyber-based technologies and, therefore, subject to the risk that these systems could be the target of disruptive actions by terrorists or criminals or otherwise be compromised by unintentional events. As a result, operations could be interrupted, property could be damaged and sensitive customer information lost or stolen, causing us to incur significant losses of revenues, other substantial liabilities and damages, costs to replace or repair damaged equipment and damage to our reputation. In addition, under the Energy Policy Act of 2005, users, owners and operators of the bulk power transmission system, including PPL Electric, LG&E and KU, are subject to mandatory reliability standards promulgated by NERC and SERC and enforced by FERC. As an operator of natural gas distribution systems, LG&E is also subject to mandatory reliability standards of the U.S. Department of Transportation. Failure to comply with these standards could result in the imposition of fines or civil penalties, and potential exposure to third party claims for alleged violations of the standards.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law, including the December 2017 enactment of the TCJA, as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations and cash flows. We are required to make judgments in order to estimate our obligations to taxing authorities. These tax obligations include income, property, gross receipts, franchise, sales and use, employment-related and other taxes. We also estimate our ability to utilize tax benefits and tax credits. Due to the revenue needs of the jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered. We cannot predict changes in tax law or regulation or the effect of any such changes on our businesses. Any such changes could increase tax expense and could have a significant negative impact on our results of operations and cash flows. We have completed or made reasonable estimates of the effects of the TCJA reflected in our December 31, 2018 financial statements, and we continue to evaluate the application of various components of the law in the calculation of income tax expense.

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

In the ordinary course of business, we are reliant upon adequate long-term and short-term financing to fund our significant capital expenditures, debt service and operating needs. As a capital-intensive business, we are sensitive to developments in interest rates, credit rating considerations, insurance, security or collateral requirements, market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes. Changes in these conditions could result in increased costs and decreased availability of credit. In addition, certain sources of debt and equity capital have expressed reservations about investing in companies that rely on fossil fuels. If sources of our capital are reduced, capital costs could increase materially.

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

We cannot predict the outcome of legal proceedings or investigations related to our businesses in which we are periodically involved. An unfavorable outcome or determination in any of these matters could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and periodically are subject to state and federal investigations arising out of our business operations, the most significant of which are summarized in Note 7 to the Financial Statements and in "Legal Matters," "Regulatory Issues" and "Environmental Matters" in Note 13 to the Financial Statements. We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

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

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation business, including its air emissions, water discharges and the management of hazardous and solid wastes, among other business-related activities, and the costs of compliance or alleged non-compliance cannot be predicted but could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws, regulations or similar rules are expanded or changed. Costs may take the form of increased capital expenditures or operating and maintenance expenses, monetary fines, penalties or forfeitures, operational changes, permit limitations or other restrictions. At some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units. Market prices for energy and capacity also affect this cost-effectiveness analysis. Many of these environmental law considerations are also applicable to the operations of our key suppliers or customers, such as coal producers, power producers and industrial power users, and may impact the costs of their products and demand for our services.

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

Certain regulatory initiatives have been implemented or are under development which could represent significant developments or changes in environmental regulation and compliance costs or risk associated with the combustion of coal as occurs at LG&E's and KU's coal-fired generation facilities. In particular, such developments include the federal Coal Combustion Residuals regulations governing coal by-product storage activities and the federal Effluent Limitations Guidelines governing water discharge activities. Such initiatives have the potential to require significant changes in coal combustion byproduct handling and disposal or water treatment and release facilities and methods from those historically used or currently available. Consequently, such developments may involve increased risks relating to the uncertain cost, efficacy and reliability of new technologies, equipment or methods. Compliance with such regulations could result in significant changes to LG&E's and KU's operations or commercial practices and material additional capital or operating expenditures. Such circumstances could also involve higher risks of compliance violations or of variations in rate or regulatory treatment when compared to existing frameworks.

(PPL, LKE and LG&E)

We are subject to operational, regulatory and other risks regarding natural gas supply infrastructure.

A natural gas pipeline explosion or associated incident could have a significant impact on LG&E’s natural gas operations or result in significant damages and penalties that could have an adverse impact on LG&E’s financial position and results of operations. The Pipeline and Hazardous Materials Safety Administration has regulations that govern the design, construction, operation and maintenance of pipeline facilities. Failure to comply with these regulations could result in the assessment of fines or penalties against LG&E. These regulations require, among other things, that pipeline operators engage in a pipeline integrity program. Depending on the results of these integrity tests and other integrity program activities, we could incur significant and unexpected costs to perform remedial activities on our natural gas infrastructure to ensure our continued safe and reliable operation. Recent pipeline incidents in the U.S. have also led to the introduction of proposed rules and possible federal legislative actions which could impose restrictions on LG&E’s operations or require more stringent testing to ensure pipeline integrity. Implementation of these regulations could increase our costs of compliance with pipeline integrity and safety regulations.

Risks Specific to Pennsylvania Regulated Segment

(PPL and PPL Electric)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

ITEM 2. PROPERTIES

U.K. Regulated Segment (PPL)

For a description of WPD's service territory, see "Item 1. Business - General - Segment Information - U.K. Regulated Segment." WPD has electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners. At December 31, 2018, WPD's distribution system in the U.K. includes 1,863 substations with a total capacity of 74 million kVA, 55,947 circuit miles of overhead lines and 84,032 underground cable miles.

Kentucky Regulated Segment (PPL, LKE, LG&E and KU)

LG&E's and KU's properties consist primarily of regulated generation facilities, electricity transmission and distribution assets and natural gas transmission and distribution assets in Kentucky. The capacity of generation units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances. The electricity generating capacity at December 31, 2018 was:

		LKE	LG&E		KU
Primary Fuel/Plant	Total MW Capacity Summer	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW	% Ownership or Other Interest	Ownership or Other Interest in MW
Coal
Ghent - Units 1- 4	1,919	1,919			100.00	1,919
Mill Creek - Units 1- 4	1,465	1,465	100.00	1,465
E.W. Brown - Units 1-3	681	681			100.00	681
Trimble County - Unit 1 (a)	493	370	75.00	370
Trimble County - Unit 2 (a)	732	549	14.25	104	60.75	445
OVEC - Clifty Creek (b)	1,164	95	5.63	66	2.50	29
OVEC - Kyger Creek (b)	956	78	5.63	54	2.50	24
	7,410	5,157		2,059		3,098
Natural Gas/Oil
E.W. Brown Unit 5 (c)	130	130	53.00	69	47.00	61
E.W. Brown Units 6 - 7	292	292	38.00	111	62.00	181
E.W. Brown Units 8 - 11 (c)	484	484			100.00	484
Trimble County Units 5 - 6	318	318	29.00	92	71.00	226
Trimble County Units 7 - 10	636	636	37.00	235	63.00	401
Paddy's Run Units 11 - 12	35	35	100.00	35
Paddy's Run Unit 13	147	147	53.00	78	47.00	69
Haefling - Units 1 - 2	24	24			100.00	24
Zorn Unit	14	14	100.00	14
Cane Run Unit 7	662	662	22.00	146	78.00	516
Cane Run Unit 11	14	14	100.00	14
	2,756	2,756		794		1,962
Hydro
Ohio Falls - Units 1-8 (d)	64	64	100.00	64
Dix Dam - Units 1-3	32	32			100.00	32
	96	96		64		32
Solar
E.W. Brown Solar (e)	8	8	39.00	3	61.00	5

Total	10,270	8,017		2,920		5,097

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

(c)
There is an inlet air cooling system attributable to these units. This inlet air cooling system is not jointly owned; however, it is used to increase production on the units to which it relates, resulting in an additional 12 MW of capacity for LG&E and an additional 86 MW of capacity for KU.

(d)	In 2019, LKE completed upgrades to the Ohio Falls Hydroelectric Generating Station (Units 1-8), expanding the total generating capacity to 100 megawatts.

(e)
This unit is a 10 MW facility and achieves such production. The 8 MW solar facility summer capacity rating is reflective of an average expected output across the peak hours during the summer period based on average weather conditions at the solar facility.

For a description of LG&E's and KU's service areas, see "Item 1. Business - General - Segment Information - Kentucky Regulated Segment." At December 31, 2018, LG&E's transmission system included in the aggregate, 45 substations (31 of which are shared with the distribution system) with a total capacity of 8 million kVA and 669 pole miles of lines. LG&E's distribution system included 96 substations (31 of which are shared with the transmission system) with a total capacity of 5 million kVA, 3,887 circuit miles of overhead lines and 2,609 underground cable miles. KU's transmission system included 142 substations (61 of which are shared with the distribution system) with a total capacity of 14 million kVA and 4,067 pole miles of lines. KU's distribution system included 469 substations (61 of which are shared with the transmission system) with a total capacity of 8 million kVA, 14,017 circuit miles of overhead lines and 2,543 underground cable miles.

LG&E's natural gas transmission system includes 4,369 miles of gas distribution mains and 370 miles of gas transmission mains, consisting of 234 miles of gas transmission pipeline, 116 miles of gas transmission storage lines, 19 miles of gas combustion turbine lines and one mile of gas transmission pipeline in regulator facilities. Five underground natural gas storage fields, with a total working natural gas capacity of approximately 15 Bcf, are used in providing natural gas service to ultimate consumers. KU's service area includes an additional 11 miles of gas transmission pipeline providing gas supply to natural gas combustion turbine electricity generating units.

Substantially all of LG&E's and KU's respective real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and, in the case of LG&E, the storage and distribution of natural gas, is subject to the lien of either the LG&E 2010 Mortgage Indenture or the KU 2010 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

LG&E and KU continuously reexamine development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them or pursue other options. In 2016, LG&E and KU received approval from the KPSC to develop a 4 MW Solar Share facility to service a Solar Share program. The Solar Share program is an optional, voluntary program that allows customers to subscribe capacity in the Solar Share facility. Construction is expected to begin, in 500-kilowatt phases, when subscription is complete. The subscription for the first 500-kilowatt phase was completed in June 2018. Construction of the first section has begun and is expected to be operational in the summer of 2019. LG&E and KU continue to market the program and receive interest from customers for the second 500-kilowatt phase.

Pennsylvania Regulated Segment (PPL and PPL Electric)

For a description of PPL Electric's service territory, see "Item 1. Business - General - Segment Information - Pennsylvania Regulated Segment." PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. At December 31, 2018, PPL Electric's transmission system includes 50 substations with a total capacity of 30 million kVA and 5,455 circuit miles in service. PPL Electric's distribution system includes 353 substations with a total capacity of 14 million kVA, 36,312 circuit miles of overhead lines and 8,428 underground circuit miles. All of PPL Electric's facilities are located in Pennsylvania. Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture. See Note 8 to the Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

See Notes 6, 7 and 13 to the Financial Statements for information regarding legal, tax litigation, regulatory and environmental proceedings and matters.

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

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report. At January 31, 2019, there were 53,571 common stock shareowners of record.

There were no purchases by PPL of its common stock during the fourth quarter of 2018.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares. Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors. PPL Electric paid common stock dividends to PPL of $390 million in 2018 and $336 million in 2017.

LG&E and KU Energy LLC

There is no established public trading market for LKE's membership interests. PPL owns all of LKE's outstanding membership interests. Distributions on the membership interests are paid as determined by LKE's Board of Directors. LKE made cash distributions to PPL of $302 million in 2018 and $402 million in 2017.

Louisville Gas and Electric Company

There is no established public trading market for LG&E's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by LG&E's Board of Directors. LG&E paid common stock dividends to LKE of $156 million in 2018 and $192 million in 2017.

Kentucky Utilities Company

There is no established public trading market for KU's common stock, as LKE owns 100% of the outstanding common shares. Dividends paid to LKE on those common shares are determined by KU's Board of Directors. KU paid common stock dividends to LKE of $246 million in 2018 and $226 million in 2017.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2018	2017	2016	2015	2014
Income Items (in millions)
Operating revenues	$7,785	$7,447	$7,517	$7,669	$7,852
Operating income (c)	2,852	2,901	2,936	2,802	2,822
Income from continuing operations after income taxes attributable to PPL shareowners	1,827	1,128	1,902	1,603	1,437
Income (loss) from discontinued operations (net of income taxes) (f)	—	—	—	(921)	300
Net income attributable to PPL shareowners (f)	1,827	1,128	1,902	682	1,737
Balance Sheet Items (in millions)
Total assets (d)	43,396	41,479	38,315	39,301	48,606
Short-term debt (d)	1,430	1,080	923	916	836
Long-term debt (d)	20,599	20,195	18,326	19,048	18,054
Common equity (d)	11,657	10,761	9,899	9,919	13,628
Total capitalization (d)	33,686	32,036	29,148	29,883	32,518
Financial Ratios
Return on common equity - % (d)(f)	16.1	10.9	19.2	5.8	13.0
Common Stock Data
Number of shares outstanding - Basic (in thousands)
Year-end	720,323	693,398	679,731	673,857	665,849
Weighted-average	704,439	685,240	677,592	669,814	653,504
Income from continuing operations after income taxes available to PPL common shareowners - Basic EPS	$2.59	$1.64	$2.80	$2.38	$2.19
Income from continuing operations after income taxes available to PPL common shareowners - Diluted EPS	$2.58	$1.64	$2.79	$2.37	$2.16
Net income available to PPL common shareowners - Basic EPS	$2.59	$1.64	$2.80	$1.01	$2.64
Net income available to PPL common shareowners - Diluted EPS	$2.58	$1.64	$2.79	$1.01	$2.61
Dividends declared per share of common stock	$1.64	$1.58	$1.52	$1.50	$1.49
Book value per share (d)	$16.18	$15.52	$14.56	$14.72	$20.47
Market price per share	$28.33	$30.95	$34.05	$34.13	$36.33
Dividend payout ratio - % (e)(f)	64	96	55	149	57
Dividend yield - % (g)	5.8	5.1	4.5	4.4	4.1
Price earnings ratio (e)(f)(g)	11.0	18.9	12.2	33.8	13.9
Sales Data - GWh
Domestic - Electric energy supplied - wholesale	2,461	2,084	2,177	2,241	2,365
Domestic - Electric energy delivered - retail	68,686	65,751	67,474	67,798	68,569
U.K. - Electric energy delivered	74,181	74,317	74,728	75,907	75,813

(a)
The earnings each year were affected by several items that management considers special. See "Results of Operations - Segment Earnings" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2018, 2017 and 2016. The earnings for 2015 and 2014 were also affected by the spinoff of PPL Energy Supply and the sale of the Montana hydroelectric generating facilities.

(b)	See "Item 1A. Risk Factors" and Notes 1, 7 and 13 to the Financial Statements for a discussion of uncertainties that could affect PPL's future financial condition.

(c)
2014 through 2017 reflect the retrospective application of new accounting guidance related to the income statement presentation of net periodic benefit costs adopted by PPL in January 2018. See Note 1 to the Financial Statements for additional information on the adoption of this guidance.

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

•
"Results of Operations" for all Registrants includes a "Statement of Income Analysis," which discusses significant changes in principal line items on the Statements of Income, comparing 2018 with 2017 and 2017 with 2016. For PPL, "Results of Operations" also includes "Segment Earnings" and "Adjusted Gross Margins" which provide a detailed analysis of earnings by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins" and provide explanations of the non-GAAP financial measures and a reconciliation of the non-GAAP financial measures to the most comparable GAAP measure. The "2019 Outlook" discussion identifies key factors expected to impact 2019 earnings. For PPL Electric, LKE, LG&E and KU, a summary of earnings and adjusted gross margins is also provided.

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

Business Strategy

(All Registrants)

PPL operates seven fully regulated high-performing utilities. These utilities are located in the U.K., Pennsylvania and Kentucky, constructive regulatory jurisdictions with distinct regulatory structures and customer classes. PPL believes this business portfolio positions the company well for continued success and provides earnings and dividend growth potential.

PPL's strategy, and that of the other Registrants, is to deliver best-in-sector operational performance, invest in a sustainable energy future, maintain a strong financial foundation, and engage and develop its people. PPL's business plan is designed to achieve growth by providing efficient, reliable and safe operations and strong customer service, maintaining constructive regulatory relationships and achieving timely recovery of costs. These businesses are expected to achieve strong, long-term growth in rate base in the U.S. and RAV in the U.K. Rate base growth is being driven by planned significant capital expenditures to maintain existing assets and improve system reliability and, for LKE, LG&E and KU, to comply with federal and state environmental regulations related to coal-fired electricity generation facilities.

For the U.S. businesses, central to PPL's strategy is recovering capital project costs efficiently through various rate-making mechanisms, including periodic base rate case proceedings using forward test years, annual FERC formula rate mechanisms and other regulatory agency-approved recovery mechanisms designed to limit regulatory lag. In Kentucky, the KPSC has adopted a series of regulatory mechanisms (ECR, DSM, GLT, fuel adjustment clause, gas supply clause and recovery on construction work-in-progress) that reduce regulatory lag and provide timely recovery of and return on, as appropriate, prudently incurred costs. In addition, the KPSC requires a utility to obtain a CPCN prior to constructing a facility, unless the construction is an ordinary extension of existing facilities in the usual course of business or does not involve sufficient capital expenditures to materially affect the utility's financial condition. Although such KPSC proceedings do not directly address cost recovery issues, the KPSC, in awarding a CPCN, concludes that the public convenience and necessity require the construction of the facility on the basis that the facility is the lowest reasonable cost alternative to address the need. In Pennsylvania, the FERC transmission formula rate, DSIC mechanism, Smart Meter Rider and other recovery mechanisms are in place to reduce regulatory lag and provide for timely recovery of and a return on, as appropriate, prudently incurred costs.

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

As discussed above, a key component of this strategy is to maintain constructive relationships with regulators in all jurisdictions in which the Registrants operate (U.K., U.S. federal and state). This is supported by a strong culture of integrity and delivering on commitments to customers, regulators and shareowners, and a commitment to continue to improve customer service, reliability and operational efficiency.

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

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant's 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% "bonus" depreciation PPL was eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. In the fourth quarter of 2018, PPL completed its analysis of the deductibility of executive compensation awarded as of November 2, 2017 and concluded that no material change to the provisional amounts is required. See Note 6 to the Financial Statements for the final amounts reported in PPL's 2017 federal income tax return, provisional adjustment amounts for the year ended December 31, 2017, the related measurement period adjustments and the resulting tax impact for 2018.

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of December 31, 2018 with respect to all provisional amounts.

In 2018, the IRS issued proposed regulations for certain provisions of the TCJA, including interest deductibility, Base Erosion Anti-Avoidance Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI). PPL has determined that the proposed regulations related to BEAT and GILTI do not materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant.
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

As indicated in Note 1 to the Financial Statements, LG&E's and KU's accounting for income taxes is impacted by rate regulation. Therefore, reductions in regulated accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers in future periods. In the second quarter of 2018, LG&E and KU recorded the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, as an increase in regulatory liabilities of $16 million and $19 million. In a separate regulatory proceeding, LG&E and KU have requested to begin returning state excess deferred income taxes to customers in conjunction with the 2018 Kentucky base rate case, which was filed on September 28, 2018. See Note 7 to the Financial Statements for additional information related to the rate case proceedings. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

U.K. Membership in European Union (PPL)

The U.K. formally began the process of leaving the European Union (EU) on March 29, 2017 by triggering Article 50 of the Lisbon Treaty. The U.K. has two years from that date to negotiate a withdrawal agreement governing its exit from the EU (Brexit). The U.K. and EU also agreed to a transition period lasting until the end of 2020, during which both parties will negotiate a future trade relationship. The final withdrawal agreement and future trade relationship are subject to ratification by both the U.K. and EU parliaments.

In November 2018, U.K. Prime Minister Theresa May and the EU decided on a withdrawal agreement covering a broad range of issues. On January 15, 2019, the U.K. Parliament voted overwhelmingly to reject this withdrawal agreement. On January 29, 2019, the U.K. Parliament voted on a series of non-binding amendments to influence future Brexit negotiations, directing May to conduct further negotiations with the EU. The EU has said that it is not prepared to renegotiate the existing deal.

Significant uncertainty surrounds the status of negotiations and next steps in the Brexit process. If an agreement is not reached, the default position is that the U.K. will have a disorderly exit from the EU on March 29, 2019. The U.K. may also request an extension of the Article 50 process, subject to approval from the EU’s 27 remaining members. The U.K. could also choose to revoke Article 50 and remain in the EU.

PPL believes that its greatest risk related to Brexit is the potential decline in the value of the GBP compared to the U.S. dollar. A decline in the value of the GBP compared to the U.S. dollar will reduce the value of WPD's earnings to PPL.

PPL has executed hedges to mitigate the foreign exchange risk to its U.K. earnings. As of February 6, 2019, PPL's foreign exchange exposure related to budgeted earnings is 100% hedged for the remainder of 2019 at an average rate of $1.39 per GBP and 49% hedged for 2020 at an average rate of $1.49 per GBP.

PPL cannot predict the impact, in either the short-term or long-term, on foreign exchange rates or PPL's financial condition that may be experienced as a result of the actions taken by the U.K. government to withdraw from the EU, although such impacts could be material.

PPL does not expect the financial condition and results of operations of WPD itself to change significantly as a result of Brexit, with or without an approved plan of withdrawal. The regulatory environment and operation of WPD's businesses are not expected to change. WPD is less than halfway through RIIO-ED1, the current price control period, with allowed revenues agreed with Ofgem through March 2023. The impact of a slower economy or recession on WPD would be mitigated in part because U.K. regulation provides that any reduction in the volume of electricity delivered will be recovered in allowed revenues in future periods through the K-factor adjustment. See "Item 1. Business - Segment Information - U.K. Regulated Segment" for additional information on the current price control and K-factor adjustment. In addition, an increase in inflation would have a positive effect on revenues and RAV as annual inflation adjustments are applied to both revenues and RAV (and real returns are earned on inflated RAV). This impact, however, would be partially offset by higher O&M and interest expense on index-linked debt. With respect to access to financing, WPD has substantial borrowing capacity under existing credit facilities and expects to continue to have access to all major financial markets. With respect to access to and cost of equipment and other materials, WPD management continues to review U.K. government issued advice on preparations for Brexit without an approved plan of withdrawal and has taken actions to mitigate potential increasing costs and disruption to its critical sources of supply. Additionally, less than 1% of WPD's employees are non-U.K. EU nationals and no change in their domicile is expected.

Regulatory Requirements

(All Registrants)

The Registrants cannot predict the impact that future regulatory requirements may have on their financial condition or results of operations.

TCJA Impact on LG&E and KU Rates (PPL, LKE, LG&E and KU)

On December 21, 2017, Kentucky Industrial Utility Customers, Inc. submitted a complaint with the KPSC against LG&E and KU, as well as other utility companies in Kentucky, alleging that their respective rates would no longer be fair, just and reasonable following the enactment of the TCJA, which reduced the federal corporate tax rate from 35% to 21%. The complaint requested the KPSC to issue an order requiring LG&E and KU to begin deferring, as of January 1, 2018, the revenue requirement effect of all income tax expense savings resulting from the federal corporate income tax reduction, including the amortization of excess deferred income taxes by recording those savings in a regulatory liability account and establishing a process by which the federal corporate income tax savings will be passed back to customers.

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

On September 28, 2018, the KPSC issued an Order on reconsideration, pursuant to LG&E's and KU's petition, implementing rates reflecting electricity revenue reductions of $101 million for KU ($80 million through the new bill credit and $21 million through existing rate mechanisms), $74 million for LG&E electricity revenues ($54 million through the new bill credit and $20 million through existing rate mechanisms) and $16 million LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. This represents lower revenue reduction amounts than the March 20, 2018 Order of approximately $13 million ($7 million at KU and $6 million at LG&E).

In January 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate. In March 2018, KU reached a settlement agreement regarding its rate case in Virginia. New rates, inclusive of TCJA impacts, were effective June 1, 2018. The settlement also stipulates that actual tax savings for the five month period prior to new rates taking effect would be addressed through KU's annual information filing for calendar year 2018. In May 2018, the VSCC approved the settlement agreement. The TCJA and rate case are not expected to have a significant impact on KU's financial condition or results of operations related to Virginia.

On November 15, 2018, the FERC issued a Policy Statement which stated that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also on November 15, 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates. LG&E and KU are currently assessing the Notice of Proposed Rulemaking and are continuing to monitor guidance issued by the FERC. On February 5, 2019, in connection with a separate element of federal and Kentucky state tax reform effects, LG&E and KU filed a request with the FERC to amend their transmission formula rates, effective June 1, 2019, to incorporate reductions to corporate income tax rates as a result of the TCJA and HB 487. LG&E and KU do not anticipate the impact of the TCJA related to their FERC-jurisdictional rates to be significant.

(PPL and PPL Electric)

TCJA Impact on PPL Electric Rates

On February 12, 2018, the PUC issued a Secretarial Letter requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order to allow time to determine the manner in which rates could be adjusted in response to the TCJA. The PUC issued another Temporary Rates Order on May 17, 2018 to address the impact of the TCJA and indicated that utilities without a currently pending general rate proceeding would receive a utility specific order. The PUC issued an Order specific to PPL Electric on May 17, 2018 that required PPL Electric to file a tariff or tariff supplement by June 15, 2018 to establish (a) temporary rates to be effective July 1, 2018, and (b) to record a deferred regulatory liability to reflect the tax savings associated with the TCJA for the period January 1 through June 30, 2018. On June 8, 2018, PPL Electric submitted a petition to the PUC to charge a negative surcharge of 7.05% to reflect the estimated 2018 tax savings associated with the TCJA. The PUC approved PPL Electric's petition on June 14, 2018 and PPL Electric filed a tariff on June 15, 2018 reflecting the increased negative surcharge. PPL Electric recorded a $41 million noncurrent regulatory liability and a corresponding reduction of revenue to be distributed to customers pursuant to a future rate adjustment related to the period January 1, 2018 through June 30, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. On March 16, 2018, PPL Electric filed a waiver request, pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the FERC, to accelerate incorporation of the changes to the federal corporate income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA tax rate reduction to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, reflecting the TCJA rate reduction, on April 27, 2018. In addition, on May 21, 2018, PPL Electric, as part of a PJM Transmission Owners joint filing, submitted comments in response to the FERC's March 15, 2018 Notice of Inquiry. The filing requested guidance on how the reduction in accumulated deferred income taxes, resulting from the TCJA reduced federal corporate income tax rate, should be treated for ratemaking purposes. On November 15, 2018, the FERC issued a Policy Statement which stated that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also on November 15, 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers should include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates. PPL Electric is currently assessing the Notice of Proposed Rulemaking and is continuing to monitor guidance issued by the FERC. The changes, related to accumulated deferred income taxes impacting the transmission formula rate revenues, have not been significant since the new rate went into effect on June 1, 2018.

Pennsylvania Alternative Ratemaking

In June 2018, Governor Tom Wolf signed House Bill 1782 (now known as Act 58 of 2018, and to be codified at 66 Pa. C.S. § 1330) authorizing public utilities to implement alternative rates and rate mechanisms in base rate proceedings before the PUC. The effective date of Act 58 was August 27, 2018.

Under the new law, a public utility may file an application to establish alternative rates and rate mechanisms in a base rate proceeding. These alternative rates and rate mechanisms include, but are not limited to, the following: decoupling mechanisms, performance-based rates, formula rates, multi-year rate plans, or a combination of those or other mechanisms.

The alternative rate mechanisms may include reconcilable surcharges and rates established under current law, including returns on and return of capital investments. Act 58 explicitly provides that it does not invalidate or void any rate mechanisms approved by the PUC prior to the legislation's effective date. Act 58 also specifies customer notice requirements concerning the utility's application for alternative rates or rate mechanisms.

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

(PPL)

RIIO-ED1 Mid-period Review

The RIIO framework allowed for an MPR. On April 30, 2018, Ofgem announced its decision not to conduct an MPR of the RIIO-ED1 price control period.
RIIO-2 Framework Review

On March 7, 2018, Ofgem issued its consultation document on the RIIO-2 framework, which covers all U.K. gas and electricity transmission and distribution price controls. The current electricity distribution price control, RIIO-ED1, continues through March 31, 2023 and will not be impacted by this RIIO-2 consultation process. Ofgem consulted on a wide range of issues, including cost of debt and equity methodologies, the length of the price control period, indexation methodologies, innovation, stakeholder engagement in the business planning process and performance incentive mechanisms. The purpose of the RIIO-2 framework consultation was to build on lessons learned from the current price controls while supporting low costs to consumers, improved customer service and reliability, and the U.K.'s continued shift to a low-carbon future. Comments on the RIIO-2 framework were due in May 2018. On July 30, 2018, Ofgem published its decision following its RIIO-2 framework consultation after consideration of comments received. Ofgem confirmed the following points in the decision document:

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

In December 2018, the promulgation of sector specific price controls began with Ofgem publishing its consultation related to its RIIO-2 price controls for the gas distribution, gas transmission and electricity transmission operators that will be effective from April 2021 to March 2026. This current consultation does not apply directly to electricity distribution network operators although some decisions will be precedent setting. The electricity distribution price control work is scheduled to begin in 2020, at which time Ofgem plans to publish its RIIO-ED2 strategy consultation document.

Although the electricity distribution consultation does not commence until 2020, WPD is engaged in the RIIO-2 process and will be responding to the December 2018 consultation document. PPL cannot predict the outcome of this process or the long-term impact it or the final RIIO-ED2 regulations will have on its financial condition or results of operations.

(PPL, LKE, LG&E and KU)
FERC Transmission Rate Filing

On August 3, 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky. The amounts at issue are generally waivers or credits for either LG&E and KU or for MISO transmission charges depending upon the direction of transmission service incurred by the municipalities. LG&E and KU estimate that such charges may average approximately $22 million annually, depending upon actual transmission customer and market volumes, structures and prices, with such charges allocated according to LG&E's and KU's respective transmission system ownership ratio. Due to the development of robust accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. LG&E and KU currently receive recovery of such expenses in other rate mechanisms. LG&E and KU cannot predict the outcome of the proceeding, including any effects on their financial condition or results of operations.

The businesses of LKE, LG&E and KU are subject to extensive federal, state and local environmental laws, rules and regulations, including those pertaining to CCRs, GHG, and ELGs. See Note 7, Note 13 and Note 19 to the Financial Statements for a discussion of these significant environmental matters. These and other stringent environmental requirements led PPL, LKE, LG&E and KU to retire approximately 800 MW of coal-fired generating plants in Kentucky, primarily in 2015. Additionally, KU anticipates retiring two older coal-fired units at the E.W. Brown plant in 2019 with a combined summer rating capacity of 272 MW.

Also as a result of the environmental requirements discussed above, LKE projects $682 million ($261 million at LG&E and $421 million at KU) in environmental capital investment over the next five years. See PPL's "Financial Condition - Forecasted Uses of Cash - Capital Expenditures", Note 7 and Note 13 for additional information.

Rate Case Proceedings

(PPL, LKE, LG&E and KU)

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. The proposed base rate increases would result in an electricity rate increase of 6.9% at KU and electricity and gas rate increases of 3% and 7.5% at LG&E. As discussed in the "TCJA Impact on LG&E and KU Rates" section above, LG&E's and KU's applications seek to include applicable changes associated with the TCJA in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when the new base rates go into effect.

New rates are expected to become effective on May 1, 2019. The applications are based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%. A number of parties have been granted intervention requests in the proceeding. Data discovery and the filing of written testimony will continue through February 2019 and a hearing is scheduled in March 2019. LG&E and KU cannot predict the outcome of these proceedings.

(LKE and KU)

In September 2017, KU filed a request seeking approval from the VSCC to increase annual Virginia base electricity revenue by $7 million, representing an increase of 10.4%. On March 22, 2018, KU reached a settlement agreement regarding the case, including the impact of the TCJA on rates, resulting in an increase in annual Virginia base electricity revenue of $2 million. This represents an increase of 2.8% with rates effective June 1, 2018. On May 8, 2018, the VSCC issued an Order approving the settlement agreement.

Acquisition of Solar Energy Solution Provider (PPL)

During the second quarter of 2018, PPL completed the acquisition of all the outstanding membership interests of Safari Energy, a privately held provider of solar energy solutions for commercial customers in the U.S. For its clients, Safari Energy develops highly structured turnkey solutions, managing projects through all phases of development, from inception to financing, design, engineering, permitting, construction, interconnection and asset management. Headquartered in New York City, Safari Energy has completed over 200 solar projects in 19 states, with over 70 projects underway as of December 31, 2018. The acquisition is not material to PPL and the financial results of Safari Energy are reported within Corporate and Other.

Results of Operations

(PPL)

The "Statement of Income Analysis" discussion below describes significant changes in principal line items on PPL's Statements of Income, comparing year-to-year changes. The "Segment Earnings" and "Adjusted Gross Margins" discussions for PPL provide a review of results by reportable segment. These discussions include non-GAAP financial measures, including "Earnings from Ongoing Operations" and "Adjusted Gross Margins," and provide explanations of the non-GAAP financial measures and a reconciliation of those measures to the most comparable GAAP measure. The "2019 Outlook" discussion identifies key factors expected to impact 2019 earnings.

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

PPL: Statement of Income Analysis, Segment Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating Revenues	$7,785	$7,447	$7,517	$338	$(70)
Operating Expenses
Operation
Fuel	799	759	791	40	(32)
Energy purchases	745	685	706	60	(21)
Other operation and maintenance	1,983	1,802	1,857	181	(55)
Depreciation	1,094	1,008	926	86	82
Taxes, other than income	312	292	301	20	(9)
Total Operating Expenses	4,933	4,546	4,581	387	(35)
Other Income (Expense) - net	396	(88)	502	484	(590)
Interest Expense	963	901	888	62	13
Income Taxes	458	784	648	(326)	136
Net Income	$1,827	$1,128	$1,902	$699	$(774)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2018 vs. 2017	2017 vs. 2016
Domestic:
PPL Electric Distribution price (a)	$3	$53
PPL Electric Distribution volume (b)	55	(21)
PPL Electric PLR (c)	39	(16)
PPL Electric Transmission Formula Rate (d)	62	34
PPL Electric TCJA refund (e)	(79)	—
LKE Volumes (b)	134	(73)
LKE Base rates (f)	58	58
LKE ECR	21	10
LKE TCJA refund (e)	(143)	—
LKE DSM	(16)	3
LKE Fuel and other energy prices	(4)	10
Other	31	(12)
Total Domestic	161	46
U.K.:
Price	42	60
Volume	(4)	(30)
Foreign currency exchange rates	106	(154)
Engineering recharge income (g)	42	10
Other	(9)	(2)
Total U.K.	177	(116)
Total	$338	$(70)

(a)	Distribution rider prices resulted in an increase of $47 million in 2017 compared with 2016.

(b)	Increase in 2018 compared with 2017 was primarily due to favorable weather in 2018. Decrease in 2017 compared with 2016 was primarily due to milder weather in 2017.

(c)	Increase in 2018 compared with 2017 was primarily due to higher energy purchase volumes.

(d)
Transmission Formula Rate revenues increased primarily from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and includes the impacts of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(e)
Represents income tax savings owed to or already returned to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

(f)	Increase primarily due to new base rates approved by the KPSC effective July 1, 2017.

(g)	These revenues are offset by costs reflected in "Other operation and maintenance" on the Statement of Income.

Fuel

Fuel increased $40 million in 2018 compared with 2017, primarily due to an increase in volumes at LKE driven by weather in 2018.

Fuel decreased $32 million in 2017 compared with 2016, primarily due to a decrease in volumes at LKE driven by weather in 2017.

Energy Purchases

Energy purchases increased $60 million in 2018 compared with 2017 primarily due to an increase of $37 million at PPL Electric primarily due to higher energy volumes and an increase of $23 million at LKE primarily due to higher gas volumes driven by weather in 2018.

Energy purchases decreased $21 million in 2017 compared with 2016 primarily due to a decrease in PLR prices at PPL Electric.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2018 vs. 2017	2017 vs. 2016
Domestic:
PPL Electric Act 129	$1	$9
PPL Electric Payroll-related costs	(5)	(14)
PPL Electric Bad debts	11	(17)
PPL Electric Inventory reserve	8	(2)
LKE timing and scope of generation maintenance outages	8	(1)
LKE gas distribution maintenance and compliance	7	3
LKE electricity distribution outage and repairs	7	—
Storm costs	12	4
Vegetation management	5	(15)
Stock compensation expense	(7)	5
Other operation and maintenance of Safari Energy (a)	30	—
Other	23	(10)
U.K.:
Pension expense	(2)	3
Foreign currency exchange rates	20	(28)
Third-party engineering (b)	35	6
Engineering management	13	3
Other	15	(1)
Total	$181	$(55)

(a)	The increase in 2018 compared with 2017 primarily represents the other operation and maintenance expense of Safari Energy, which was acquired on June 1, 2018.

(b)	These costs are offset by revenues reflected in "Operating Revenues" on the Statement of Income.

Depreciation

The increase (decrease) in depreciation was due to:

	2018 vs. 2017	2017 vs. 2016
Additions to PP&E, net	$65	$93
Foreign currency exchange rates	11	(16)
Depreciation rates (a)	15	15
Other	(5)	(10)
Total	$86	$82

(a)	Higher depreciation rates were effective July 1, 2017 at LG&E and KU.

Taxes, Other Than Income

The increase (decrease) in taxes, other than income was due to:

	2018 vs. 2017	2017 vs. 2016
State gross receipts tax	$—	$3
Domestic property tax expense	5	4
Domestic capital stock tax	6	(6)
Foreign currency exchange rates	7	(8)
Other	2	(2)
Total	$20	$(9)

Other Income (Expense) - net

The increase (decrease) in other income (expense) - net was due to:

	2018 vs. 2017	2017 vs. 2016
Economic foreign currency exchange contracts (Note 17)	$411	$(645)
Defined benefit plans - non-service credits (Note 11)	90	55
Charitable contributions	(16)	1
Other	(1)	(1)
Total	$484	$(590)

Interest Expense

The increase (decrease) in interest expense was due to:

	2018 vs. 2017	2017 vs. 2016
Long-term debt interest expense (a)	$36	$34
Short-term debt interest	9	7
Foreign currency exchange rates	17	(26)
Other	—	(2)
Total	$62	$13

(a)	Interest expense increased in 2018 compared with 2017, primarily due to debt issuances by PPL Electric in June 2018 and May 2017 and by PPL Capital Funding in September 2017.

Interest expense increased in 2017 compared with 2016, primarily due to accretion on Index linked bonds at WPD and a debt issuance at PPL Electric in May 2017.

Income Taxes

The increase (decrease) in income taxes was due to:

	2018 vs. 2017	2017 vs. 2016
Change in pre-tax income at current period tax rates	$(57)	$(223)
Reduction in U.S. federal income tax rate (a)	(138)	—
Valuation allowance adjustments (b)	(15)	20
Foreign income tax return adjustments	8	(10)
U.S. income tax on foreign earnings net of foreign tax credit(c)	(44)	89
Impact of U.K. Finance Acts (d)	3	33
Impact of lower U.K. income tax rates (e)	151	1
Amortization of excess deferred income tax (f)	(37)	—
Deferred tax impact of U.S. tax reform (g)	(220)	220
Deferred tax impact of Kentucky state tax reform (h)	9	—
Stock-based compensation	7	7
Other	7	(1)
Total	$(326)	$136

(a)	The decrease in 2018 compared with 2017 is related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
During 2017, PPL recorded an increase in valuation allowances of $23 million primarily related to foreign tax credits recorded in 2016. The future utilization of these credits is expected to be lower as a result of the TCJA.

During 2018, 2017 and 2016, PPL recorded deferred income tax expense of $24 million, $16 million and $13 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.

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

During 2016, PPL recorded a federal income tax benefit of $40 million attributable to the foreign tax credit carrryforwards, arising from a decision to amend prior year tax returns to claim foreign tax credits rather than deduct foreign taxes. This decision was prompted by changes to the company's most recent business plan.

(d)
The U.K. Finance Act 2016, enacted in September 2016, reduced the U.K. statutory income tax rate effective April 1, 2020 to 17%. As a result, PPL reduced its net deferred tax liabilities and recognized a $42 million deferred income tax benefit during 2016.

(e)	The reduction in the U.S. federal corporate income tax rate from 35% to 21% significantly reduced the difference between the U.K. and U.S. income tax rates in 2018 compared with 2017.

(f)
During 2018, PPL recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(g)	During 2017, PPL recorded deferred income tax expense for the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(h)
During 2018, PPL recorded deferred income tax expense, primarily associated with LKE’s non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

See Note 6 to the Financial Statements for additional information on income taxes.

Segment Earnings

PPL's net income by reportable segments were as follows:

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
U.K. Regulated	$1,114	$652	$1,246	$462	$(594)
Kentucky Regulated	411	286	398	125	(112)
Pennsylvania Regulated	431	359	338	72	21
Corporate and Other (a)	(129)	(169)	(80)	40	(89)
Net Income	$1,827	$1,128	$1,902	$699	$(774)

(a)
Primarily represents financing and certain other costs incurred at the corporate level that have not been allocated or assigned to the segments, which are presented to reconcile segment information to PPL's consolidated results. The increase in 2018 compared with 2017 was primarily due to lower income tax expense of $82 million, partially offset by higher interest expense of $15 million, Talen Montana litigation costs of $9 million and higher charitable contributions of $6 million. 2017 includes $97 million of additional income tax expense related to the enactment of the TCJA. See Note 6 to the Financial Statements for additional information.

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

PPL's Earnings from Ongoing Operations by reportable segment were as follows:

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
U.K. Regulated	$968	$885	$1,015	$83	$(130)
Kentucky Regulated	418	395	398	23	(3)
Pennsylvania Regulated	436	349	338	87	11
Corporate and Other	(117)	(76)	(77)	(41)	1
Earnings from Ongoing Operations	$1,705	$1,553	$1,674	$152	$(121)

See "Reconciliation of Earnings from Ongoing Operations" below for a reconciliation of this non-GAAP financial measure to Net Income.

U.K. Regulated Segment

The U.K. Regulated segment consists of PPL Global, which primarily includes WPD's regulated electricity distribution operations, the results of hedging the translation of WPD's earnings from GBP into U.S. dollars, and certain costs, such as U.S. income taxes, administrative costs, and certain acquisition-related financing costs. The U.K. Regulated segment represents 61% of PPL's Net Income for 2018 and 38% of PPL's assets at December 31, 2018.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating revenues	$2,268	$2,091	$2,207	$177	$(116)
Other operation and maintenance	538	449	465	89	(16)
Depreciation	247	230	233	17	(3)
Taxes, other than income	134	127	135	7	(8)
Total operating expenses	919	806	833	113	(27)
Other Income (Expense) - net	403	(84)	507	487	(591)
Interest Expense	413	397	402	16	(5)
Income Taxes	225	152	233	73	(81)
Net Income	1,114	652	1,246	462	(594)
Less: Special Items	146	(233)	231	379	(464)
Earnings from Ongoing Operations	$968	$885	$1,015	$83	$(130)

The following after-tax gains (losses), which management considers special items, impacted the U.K. Regulated segment's results and are excluded from Earnings from Ongoing Operations.

	Income Statement Line Item	2018	2017	2016
Foreign currency economic hedges, net of tax of ($39), $59, $4 (a)	Other Income (Expense) - net	$148	$(111)	$(8)
U.S. tax reform (b)	Income Taxes	3	(122)	—
Settlement of foreign currency contracts, net of tax of $0, $0, ($108) (c)	Other Income (Expense) - net	—	—	202
Change in U.K. tax rate (d)	Income Taxes	—	—	37
Death benefit, net of tax of $1, $0, $0 (e)	Other operation and maintenance	(5)	—	—
Total		$146	$(233)	$231

(a)
Represents unrealized gains (losses) on contracts that economically hedge anticipated GBP-denominated earnings. 2016 includes the reversal of $310 million ($202 million after-tax) of unrealized gains related to the settlement of 2017 and 2018 contracts.

(b)	During 2018, PPL recorded adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income relating to the enactment of the TCJA.

During 2017, PPL recorded deferred income tax expense for the enactment of the TCJA. See Note 6 to the Financial Statements for additional information.

(c)
In 2016, PPL settled 2017 and 2018 foreign currency contracts, resulting in $310 million of cash received ($202 million after-tax). The settlement did not have a material impact on net income as the contracts were previously marked to fair value and recognized in "Other Income (Expense) - net" on the Statement of Income. See Note 17 to the Financial Statements for additional information.

(d)
The U.K. Finance Act of 2016 reduced the U.K.'s statutory income tax rate. As a result, PPL reduced its net deferred tax liability and recognized a deferred tax benefit in 2016. See Note 6 to the Financial Statements for additional information.

(e)	Primarily a payment related to the death of the WPD Chief Executive.

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

	2018 vs. 2017	2017 vs. 2016
U.K.
Adjusted Gross Margins	$39	$30
Other operation and maintenance	(18)	(5)
Depreciation	(6)	(14)
Other Income (Expense) - net	63	69
Interest expense	1	(21)
Other	(4)	(6)
Income taxes	(23)	11
U.S.
Interest expense and other	(8)	1
Income taxes	(48)	(10)
Foreign currency exchange, after-tax	87	(185)
Earnings from Ongoing Operations	83	(130)
Special items, after-tax	379	(464)
Net Income	$462	$(594)

U.K.

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of U.K. Adjusted Gross Margins.

•	Higher depreciation expense in 2017 compared with 2016 primarily due to additions to PP&E, net of retirements.

•	Higher other income (expense) - net in 2018 compared with 2017 primarily due to higher pension income due to an increase in expected returns on higher asset balances.

•
Higher other income (expense) - net in 2017 compared with 2016 primarily due to higher pension income due to an increase in expected returns on higher asset balances and lower interest costs due to a lower discount rate.

•	Higher interest expense in 2017 compared with 2016 primarily due to higher interest expense on indexed linked bonds.

•	Higher income taxes in 2018 compared with 2017 primarily due to higher pre-tax income.

•
Lower income taxes in 2017 compared with 2016 primarily due to decreases of $10 million related to accelerated tax deductions and $7 million from lower U.K. tax rates, partially offset by an increase of $11 million from higher pre-tax income.

U.S.

•
Higher income taxes in 2018 compared with 2017 primarily due to a $35 million tax benefit on accelerated pension contributions in the first quarter of 2017 and a $16 million increase from a reduction in tax benefits on interest deductibility due to the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

•
Higher income taxes in 2017 compared with 2016 primarily due to a $37 million benefit related to foreign tax credit carryforwards in 2016, partially offset by a $29 million tax benefit on accelerated pension contributions made in the first quarter of 2017.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's regulated electricity generation, transmission and distribution operations of LG&E and KU, as well as LG&E's regulated distribution and sale of natural gas. In addition, certain acquisition-related financing costs are allocated to the Kentucky Regulated segment. The Kentucky Regulated segment represents 22% of PPL's Net Income for 2018 and 35% of PPL's assets at December 31, 2018.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating revenues	$3,214	$3,156	$3,141	$58	$15
Fuel	799	759	791	40	(32)
Energy purchases	201	178	171	23	7
Other operation and maintenance	848	801	798	47	3
Depreciation	475	439	404	36	35
Taxes, other than income	70	65	62	5	3
Total operating expenses	2,393	2,242	2,226	151	16
Other Income (Expense) - net	(16)	(8)	(15)	(8)	7
Interest Expense	274	261	260	13	1
Income Taxes	120	359	242	(239)	117
Net Income	411	286	398	125	(112)
Less: Special Items	(7)	(109)	—	102	(109)
Earnings from Ongoing Operations	$418	$395	$398	$23	$(3)

The following after-tax gains (losses), which management considers special items, impacted the Kentucky Regulated segment's results and are excluded from Earnings from Ongoing Operations.

	Income Statement Line Item	2018	2017	2016
U.S. tax reform (a)	Income Taxes	$2	$(112)	$—
Kentucky state tax reform (b)	Income Taxes	(9)	—	—
Adjustment to investment, net of tax of $0, $0, $0 (c)	Other Income (Expense) - net	—	(1)	—
Settlement of indemnification agreement, net of tax of $0, ($2), $0 (d)	Other Income (Expense) - net	—	4	—
Total		$(7)	$(109)	$—

(a)
During 2018, LKE recorded adjustments to certain provisional amounts associated with LKE's non-regulated entities recognized in the December 31, 2017 Statement of Income relating to the enactment of the TCJA.

During 2017, LKE recorded deferred income tax expense related to the enactment of the TCJA associated with LKE's non-regulated entities. See Note 6 to the Financial Statements for additional information.

(b)
During 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

(c)	KU recorded a write-off of an equity method investment.

(d)	Recorded at LKE and represents the settlement of a WKE indemnification. See Note 13 to the financial statements for additional information.

The changes in the components of the Kentucky Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Kentucky Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line item.

	2018 vs. 2017	2017 vs. 2016
Kentucky Adjusted Gross Margins	$3	$29
Other operation and maintenance	(60)	(1)
Depreciation	(30)	(27)
Taxes, other than income	(6)	(2)
Other Income (Expense) - net	(3)	2
Interest Expense	(13)	(1)
Income Taxes	132	(3)
Earnings from Ongoing Operations	23	(3)
Special Items, after-tax	102	(109)
Net Income	$125	$(112)

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Kentucky Adjusted Gross Margins.

•
Higher other operation and maintenance expense in 2018 compared with 2017 primarily due to an $8 million increase in vegetation management, an $8 million increase in timing and scope of generation maintenance outages, a $7 million increase in gas distribution maintenance and compliance, a $7 million increase in electricity distribution outage and repairs and increases in other costs that were not individually significant in comparison to the prior year.

•
Higher depreciation expense in 2018 compared with 2017 primarily due to a $16 million increase related to additional assets placed into service, net of retirements, and a $12 million increase related to higher depreciation rates effective July 1, 2017.

•
Higher depreciation expense in 2017 compared with 2016 primarily due to a $15 million increase related to additional assets placed into service, net of retirements, and a $12 million increase related to higher depreciation rates effective July 1, 2017.

•	Higher interest expense in 2018 compared with 2017 primarily due to increased borrowings under LG&E's term loan credit facility and from affiliates.

•
Lower income taxes in 2018 compared with 2017 primarily due to a $74 million decrease related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018, a $42 million decrease related to lower pre-tax income and an $18 million decrease primarily related to higher amortization of excess deferred income taxes as a result of the TCJA.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electricity transmission and distribution operations of PPL Electric. In addition, certain costs are allocated to the Pennsylvania Regulated segment. The Pennsylvania Regulated segment represents 24% of PPL's Net Income for 2018 and 26% of PPL's assets at December 31, 2018.

Net Income and Earnings from Ongoing Operations include the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating revenues	$2,277	$2,195	$2,156	$82	$39
Energy purchases	544	507	535	37	(28)
Other operation and maintenance	578	572	604	6	(32)
Depreciation	352	309	253	43	56
Taxes, other than income	109	107	105	2	2
Total operating expenses	1,583	1,495	1,497	88	(2)
Other Income (Expense) - net	32	17	20	15	(3)
Interest Expense	159	142	129	17	13
Income Taxes	136	216	212	(80)	4
Net Income	431	359	338	72	21
Less: Special Items	(5)	10	—	(15)	10
Earnings from Ongoing Operations	$436	$349	$338	$87	$11

The following after-tax gains (losses), which management considers special items, impacted the Pennsylvania Regulated segment's results and are excluded from Earnings from Ongoing Operations.

	Income Statement Line Item	2018	2017	2016
IT transformation, net of tax of $2, $0, $0 (a)	Other operation and maintenance	$(5)	$—	$—
U.S. tax reform (b)	Income Taxes	—	10	—
Total		$(5)	$10	$—

(a)
In June 2018, PPL EU Services' IT department announced an internal reorganization. As a result, $5 million of after-tax costs, which includes separation benefits as well as outside services for strategic consulting to establish the new IT organization, were incurred. See Note 13 to the Financial Statements for additional information.

(b)	During 2017, PPL recorded a deferred income tax benefit for the enactment of the TCJA. See Note 6 to the Financial Statements for additional information.

The changes in the components of the Pennsylvania Regulated segment's results between these periods were due to the factors set forth below, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and the items that management considers special on separate lines and not in their respective Statement of Income line items.

	2018 vs. 2017	2017 vs. 2016
Pennsylvania Adjusted Gross Margins	$28	$31
Other operation and maintenance	3	44
Depreciation	(30)	(35)
Taxes, other than income	—	1
Other Income (Expense) - net	15	(3)
Interest Expense	(17)	(13)
Income Taxes	88	(14)
Earnings from Ongoing Operations	87	11
Special Items, after-tax	(15)	10
Net Income	$72	$21

•	See "Adjusted Gross Margins - Changes in Adjusted Gross Margins" for an explanation of Pennsylvania Adjusted Gross Margins.

•
Lower other operation and maintenance expense in 2018 compared with 2017 primarily due to $36 million of lower corporate service costs allocated to PPL Electric, partially offset by $11 million of higher non-recoverable storm expenses and $11 million of higher bad debt expense.

•
Lower other operation and maintenance expense in 2017 compared with 2016 primarily due to $17 million of lower bad debt expense, $17 million of lower vegetation management expenses and $14 million of lower payroll expenses, partially offset by $19 million of higher corporate service costs allocated to PPL Electric.

•
Higher depreciation expense in 2018 compared with 2017 and 2017 compared with 2016 primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure, net of retirements.

•
Higher interest expense in 2018 compared with 2017 primarily due to the May 2017 issuance of $475 million of 3.95% First Mortgage Bonds and the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds.

•	Higher interest expense in 2017 compared with 2016 primarily due to the issuance of $475 million of 3.95% First Mortgage Bonds in May 2017.

•
Lower income taxes in 2018 compared with 2017 primarily due to the impact of the U.S federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018 of $71 million and $18 million of lower income taxes due to amortization of excess deferred income taxes.

•	Higher income taxes in 2017 compared with 2016 primarily due to higher pre-tax income at current period tax rates.

Reconciliation of Earnings from Ongoing Operations

The following tables contain after-tax gains (losses), in total, which management considers special items, that are excluded from Earnings from Ongoing Operations and a reconciliation to PPL's "Net Income" for the years ended December 31.

	2018
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$1,114	$411	$431	$(129)	$1,827
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of ($39)	148	—	—	—	148
U.S. tax reform (a)	3	2	—	(5)	—
Kentucky state tax reform (b)	—	(9)	—	—	(9)
IT transformation, net of tax of $2	—	—	(5)	—	(5)
Talen litigation costs, net of tax of $2 (c)	—	—	—	(7)	(7)
Death benefit, net of tax of $1	(5)	—	—	—	(5)
Total Special Items	146	(7)	(5)	(12)	122
Earnings from Ongoing Operations	$968	$418	$436	$(117)	$1,705

(a)
During 2018, PPL recorded adjustments to certain provisional amounts recognized in the December 31, 2017 Statement of Income relating to the enactment of the TCJA. See Note 6 to the Financial Statements for additional information.

(b)
During 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

(c)	During 2018, PPL incurred legal expenses related to litigation with its former affiliate, Talen Montana. See Note 13 to the Financial Statements for additional information.

	2017
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$652	$286	$359	$(169)	$1,128
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $59	(111)	—	—	—	(111)
Spinoff of the Supply segment, net of tax of ($1)	—	—	—	4	4
U.S. tax reform (a)	(122)	(112)	10	(97)	(321)
Settlement of indemnification agreement, net of tax ($2)	—	4	—	—	4
Adjustment to investment, net of tax of $0	—	(1)	—	—	(1)
Total Special Items	(233)	(109)	10	(93)	(425)
Earnings from Ongoing Operations	$885	$395	$349	$(76)	$1,553

(a)	During 2017, PPL recorded deferred income tax (expense) benefit related to the enactment of the TCJA. See Note 6 to the Financial Statements for additional information.

	2016
	U.K. Regulated	KY Regulated	PA Regulated	Corporate and Other	Total
Net Income	$1,246	$398	$338	$(80)	$1,902
Less: Special Items (expense) benefit:
Foreign currency economic hedges, net of tax of $4	(8)	—	—	—	(8)
Spinoff of the Supply segment, net of tax of $2	—	—	—	(3)	(3)
Settlement of foreign currency contracts, net of tax of ($108)	202	—	—	—	202
Change in U.K. tax rate	37	—	—	—	37
Total Special Items	231	—	—	(3)	228
Earnings from Ongoing Operations	$1,015	$398	$338	$(77)	$1,674

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

Changes in Adjusted Gross Margins

The following table shows Adjusted Gross Margins by PPL's reportable segments and by component, as applicable, for the year ended December 31 as well as the changes between periods. The factors that gave rise to the changes are described following the table.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
U.K. Regulated
U.K. Adjusted Gross Margins	$2,089	$1,952	$2,067	$137	$(115)
Impact of changes in foreign currency exchange rates				98	(145)
U.K. Adjusted Gross Margins excluding impact of foreign currency exchange rates				$39	$30

Kentucky Regulated
Kentucky Adjusted Gross Margins
LG&E	$922	$910	$887	$12	$23
KU	1,119	1,128	1,122	(9)	6
Total Kentucky Adjusted Gross Margins	$2,041	$2,038	$2,009	$3	$29

Pennsylvania Regulated
Pennsylvania Adjusted Gross Margins
Distribution	$924	$958	$960	$(34)	$(2)
Transmission	549	487	454	62	33
Total Pennsylvania Adjusted Gross Margins	$1,473	$1,445	$1,414	$28	$31

U.K. Adjusted Gross Margins

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased in 2018 compared with 2017 primarily due to $52 million from the April 1, 2018 price increase, partially offset by $10 million from the April 1, 2017 price decrease, driven by lower true-up mechanisms partially offset by higher base demand revenue.

U.K. Adjusted Gross Margins, excluding the impact of changes in foreign currency exchange rates, increased in 2017 compared with 2016 primarily due to $81 million from the April 1, 2016 price increase, partially offset by $30 million from lower volumes and $21 million from the April 1, 2017 price decrease, which includes lower true-up mechanisms partially offset by higher base demand revenue.

Kentucky Adjusted Gross Margins

Kentucky Adjusted Gross Margins increased in 2018 compared with 2017 primarily due to $63 million of increased sales volumes related to favorable weather in 2018 ($23 million at LG&E and $40 million at KU), higher base rates of $58 million ($32 million at LG&E and $26 million at KU) as new base rates were approved by the KPSC effective July 1, 2017, returns on additional environmental capital investments of $19 million ($12 million at LG&E and $7 million at KU) and other factors that were not individually significant in comparison to the prior year, partially offset by $143 million of income tax savings owed to customers ($67 million at LG&E and $76 million at KU) related to the impact of U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

Kentucky Adjusted Gross Margins increased in 2017 compared with 2016 primarily due to higher base rates of $58 million ($32 million at LG&E and $26 million at KU) as new base rates were approved by the KPSC effective July 1, 2017 and gas cost recoveries added to base rates of $5 million at LG&E, partially offset by $41 million of lower sales volumes due to milder weather in 2017 ($15 million at LG&E and $26 million at KU).

Pennsylvania Adjusted Gross Margins

Distribution

Distribution Adjusted Gross Margins decreased in 2018 compared with 2017 primarily due to a $37 million net of gross receipts tax impact of the estimated income tax savings owed to customers for the period January 1, 2018 through June 30, 2018 and $38 million from the negative surcharge beginning on July 1, 2018, as a result of the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA. These decreases were partially offset by $43 million of higher electricity sales volumes primarily due to weather.

Distribution Adjusted Gross margins decreased in 2017 compared with 2016 primarily due to $10 million of lower electricity sales volumes due to milder weather in 2017, partially offset by $7 million of returns on additional Smart Meter capital investments.

Transmission

Transmission Adjusted Gross Margins increased in 2018 compared with 2017 primarily due to increases of $78 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and $25 million as a result of a higher annual PPL zonal peak load billing factor in the first five months of 2018, partially offset by $38 million from the impact of the reduced federal income taxes as a result of the TCJA.

Transmission Adjusted Gross Margins increased in 2017 compared with 2016 primarily due to an increase of $51 million from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability, partially offset by a $17 million decrease as a result of a lower annual PPL zonal peak load billing factor which affected transmission revenue in the first five months of 2017.

Reconciliation of Adjusted Gross Margins

The following tables contain the components from the Statement of Income that are included in the non-GAAP financial measures and a reconciliation to PPL's "Operating Income" for the years ended December 31.

	2018
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,230	(c)	$3,214	$2,277	$64	$7,785
Operating Expenses
Fuel	—		799	—	—	799
Energy purchases	—		201	544	—	745
Other operation and maintenance	141		98	121	1,623	1,983
Depreciation	—		70	35	989	1,094
Taxes, other than income	—		5	104	203	312
Total Operating Expenses	141		1,173	804	2,815	4,933
Total	$2,089		$2,041	$1,473	$(2,751)	$2,852

	2017
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,050	(c)	$3,156	$2,195	$46	$7,447
Operating Expenses
Fuel	—		759	—	—	759
Energy purchases	—		178	507	—	685
Other operation and maintenance	98		111	120	1,473	1,802
Depreciation	—		64	21	923	1,008
Taxes, other than income	—		6	102	184	292
Total Operating Expenses	98		1,118	750	2,580	4,546
Total	$1,952		$2,038	$1,445	$(2,534)	$2,901

	2016
	U.K. Adjusted Gross Margins		Kentucky Adjusted Gross Margins	Pennsylvania Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,165	(c)	$3,141	$2,156	$55	$7,517
Operating Expenses
Fuel	—		791	—	—	791
Energy purchases	—		171	535	—	706
Other operation and maintenance	98		109	108	1,542	1,857
Depreciation	—		56	—	870	926
Taxes, other than income	—		5	99	197	301
Total Operating Expenses	98		1,132	742	2,609	4,581
Total	$2,067		$2,009	$1,414	$(2,554)	$2,936

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

(c)	2018, 2017 and 2016 exclude $38 million, $41 million and $42 million of ancillary revenues.

2019 Outlook

(PPL)

Lower net income is projected in 2019 compared with 2018. The decrease in net income primarily reflects the 2018 favorable impact of unrealized gains on foreign currency economic hedges. Excluding 2018 special items, net income is expected to increase primarily attributable to increases in the U.K. Regulated segment and the Corporate and Other category. The following projections and factors underlying these projections (on an after-tax basis) are provided for PPL's segments and the Corporate and Other category and the related Registrants.

(PPL's U.K. Regulated Segment)

Lower net income is projected in 2019 compared with 2018. The decrease in net income reflects the 2018 favorable impact of unrealized gains on foreign currency economic hedges. Excluding 2018 special items, net income is expected to increase driven primarily by higher revenues from higher prices, higher pension income and higher assumed GBP exchange rates, partially offset by higher interest expense and higher income taxes.

(PPL's Kentucky Regulated Segment and LKE, LG&E and KU)

Comparable net income is projected in 2019 compared with 2018, primarily driven by higher base electricity and gas rates and returns on additional environmental capital investments, offset by an assumed return to normal weather, higher operation and maintenance expense, higher depreciation expense and higher interest expense.

(PPL's Pennsylvania Regulated Segment and PPL Electric)

Comparable net income is projected in 2019 compared with 2018, driven primarily by higher returns on transmission investments and lower operation and maintenance expense, offset by higher depreciation expense and an assumed return to normal weather.

(PPL's Corporate and Other Category)

Lower costs are projected in 2019 compared with 2018, driven primarily by lower expenses and other factors.

(All Registrants)

Earnings in future periods are subject to various risks and uncertainties. See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7, and Notes 1, 7 and 13 to the Financial Statements (as applicable) for a discussion of the risks, uncertainties and factors that may impact future earnings.

PPL Electric: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating Revenues	$2,277	$2,195	$2,156	$82	$39
Operating Expenses
Operation
Energy purchases	544	507	535	37	(28)
Other operation and maintenance	578	572	602	6	(30)
Depreciation	352	309	253	43	56
Taxes, other than income	109	107	105	2	2
Total Operating Expenses	1,583	1,495	1,495	88	—
Other Income (Expense) - net	23	12	20	11	(8)
Interest Income from Affiliate	8	5	—	3	5
Interest Expense	159	142	129	17	13
Income Taxes	136	213	212	(77)	1
Net Income	$430	$362	$340	$68	$22

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2018 vs. 2017	2017 vs. 2016
Distribution Price (a)	$3	$53
Distribution volume (b)	55	(21)
PLR (c)	39	(16)
Transmission Formula Rate (d)	62	34
TCJA Refund (e)	(79)	—
Other	2	(11)
Total	$82	$39

(a)	Distribution rider prices resulted in an increase of $47 million in 2017 as compared with 2016.

(b)	Increase in 2018 compared with 2017 was primarily due to favorable weather in 2018. Decrease in 2017 compared with 2016 was primarily due to milder weather in 2017.

(c)	Increase in 2018 compared with 2017 was primarily due to higher energy purchase volumes.

(d)
Transmission Formula Rate revenues increased primarily from returns on additional transmission capital investments focused on replacing aging infrastructure and improving reliability and includes the impacts of the TCJA which reduced the new revenue requirement that went into effect June 1, 2018.

(e)
Represents the estimated income tax savings owed to or already returned to distribution customers related to the impact of the U.S federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Energy Purchases

Energy purchases increased $37 million in 2018 compared with 2017. This increase was primarily due to higher energy volumes. Energy purchases decreased $28 million in 2017 compared with 2016 primarily due to lower PLR prices.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2018 vs. 2017	2017 vs. 2016
Act 129	$1	$9
Act 129 Smart Meter program	5	3
Universal service programs	(4)	(3)
Contractor-related expenses	5	(4)
Vegetation management	(3)	(17)
Payroll-related costs	(5)	(14)
Corporate service costs	(29)	19
Storm costs	9	5
Bad debts	11	(17)
Inventory reserve	8	(2)
Other	8	(9)
Total	$6	$(30)

Depreciation

Depreciation increased by $43 million in 2018 compared with 2017 and $56 million in 2017 compared with 2016. These increases were primarily due to additional assets placed into service, related to the ongoing efforts to ensure the reliability of the delivery system and the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter program, net of retirements.

Interest Expense

Interest expense increased $17 million in 2018 compared with 2017, primarily due to the June 2018 issuance of $400 million of 4.15% First Mortgage Bonds due 2048 and the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds due 2047.

Interest expense increased $13 million in 2017 compared with 2016, primarily due to the May 2017 issuance of $475 million of 3.950% First Mortgage Bonds due 2047.

Income Taxes

The increase (decrease) in income taxes was due to:

	2018 vs. 2017	2017 vs. 2016
Change in pre-tax income at current period tax rates	$(4)	$10
Reduction in U.S. federal income tax rate (a)	(71)	—
Depreciation and other items not normalized	(3)	—
Amortization of excess deferred income taxes (a)	(17)	—
Deferred tax impact of U.S. tax reform (b)	13	(13)
Stock-based compensation	3	4
Other	2	—
Total	$(77)	$1

(a)	Decreases are related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	During 2017, PPL Electric recorded a deferred income tax benefit related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

See Note 6 to the Financial Statements for additional information on income taxes.

Earnings

	2018	2017	2016
Net Income	$430	$362	$340
Special items, gains (losses), after-tax	(5)	10	—

Excluding special items, earnings increased in 2018 compared with 2017, driven primarily by returns on additional capital investments in transmission, a higher annual PPL zonal peak load billing factor and higher distribution sales volumes primarily due to favorable weather, partially offset by higher depreciation expense and higher interest expense.

Excluding special items, earnings increased in 2017 compared with 2016, primarily due to lower operation and maintenance expense and higher transmission margins from additional capital investments, partially offset by a lower annual PPL zonal peak load billing factor, lower distribution sales volumes due to unfavorable weather, higher depreciation expense, higher interest expense and higher income taxes.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Pennsylvania Adjusted Gross Margins and items that management considers special on separate lines within the table and not in their respective Statement of Income line items.

	2018 vs. 2017	2017 vs. 2016
Pennsylvania Adjusted Gross Margins	$28	$31
Other operation and maintenance	3	42
Depreciation	(30)	(35)
Taxes, other than income	—	1
Other Income (Expense) - net	14	(3)
Interest Expense	(17)	(13)
Income Taxes	85	(11)
Special Items, after-tax (a)	(15)	10
Net Income	$68	$22

(a)	See PPL's "Results of Operations - Segment Earnings - Pennsylvania Regulated Segment" for details of the special items.

Adjusted Gross Margins

"Pennsylvania Adjusted Gross Margins" is a non-GAAP financial performance measure that management utilizes as an indicator of the performance of its business. See PPL's "Results of Operations - Adjusted Gross Margins" for information on why management believes this measure is useful and for explanations of the underlying drivers of the changes between periods.

The following tables contain the components from the Statements of Income that are included in this non-GAAP financial measure and a reconciliation to "Operating Income."

	2018			2017
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,277	$—	$2,277	$2,195	$—	$2,195
Operating Expenses
Energy purchases	544	—	544	507	—	507
Other operation and maintenance	121	457	578	120	452	572
Depreciation	35	317	352	21	288	309
Taxes, other than income	104	5	109	102	5	107
Total Operating Expenses	804	779	1,583	750	745	1,495
Total	$1,473	$(779)	$694	$1,445	$(745)	$700

	2016
	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$2,156	$—	$2,156
Operating Expenses
Energy purchases	535	—	535
Other operation and maintenance	108	494	602
Depreciation	—	253	253
Taxes, other than income	99	6	105
Total Operating Expenses	742	753	1,495
Total	$1,414	$(753)	$661

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LKE: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating Revenues	$3,214	$3,156	$3,141	$58	$15
Operating Expenses
Operation
Fuel	799	759	791	40	(32)
Energy purchases	201	178	171	23	7
Other operation and maintenance	848	801	798	47	3
Depreciation	475	439	404	36	35
Taxes, other than income	70	65	62	5	3
Total Operating Expenses	2,393	2,242	2,226	151	16
Other Income (Expense) - net	(16)	(8)	(15)	(8)	7
Interest Expense	206	197	197	9	—
Interest Expense with Affiliate	25	18	17	7	1
Income Taxes	129	375	257	(246)	118
Net Income	$445	$316	$429	$129	$(113)

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2018 vs. 2017	2017 vs. 2016
Volumes (a)	$134	$(73)
Base rates (b)	58	58
ECR	21	10
TCJA refund (c)	(143)	—
DSM	(16)	3
Fuel and other energy prices	(4)	10
Other	8	7
Total	$58	$15

(a)	Increase in 2018 compared with 2017 primarily due to favorable weather in 2018. Decrease in 2017 compared with 2016 primarily due to milder weather in 2017.

(b)	Increases primarily due to new base rates approved by the KPSC effective July 1, 2017.

(c)
Represents income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 7 to the Financial Statements for additional information.

Fuel

Fuel increased $40 million in 2018 compared with 2017, primarily due to an increase in volumes driven by weather in 2018.

Fuel decreased $32 million in 2017 compared with 2016, primarily due to a decrease in volumes driven by weather in 2017.

Energy Purchases

Energy purchases increased $23 million in 2018 compared with 2017, primarily due to an increase in gas volumes driven by weather in 2018.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2018 vs. 2017	2017 vs. 2016
Vegetation management	$8	$2
Timing and scope of generation maintenance outages	8	(1)
Gas distribution maintenance and compliance	7	3
Electricity distribution outage and repairs	7	—
Storm costs	3	(1)
Plant operations and maintenance	(4)	(2)
Other	18	2
Total	$47	$3

Depreciation

Depreciation increased $36 million in 2018 compared with 2017, primarily due to a $15 million increase related to additional assets placed into service, net of retirements, and a $15 million increase related to higher depreciation rates effective July 1, 2017.

Depreciation increased $35 million in 2017 compared with 2016, primarily due to a $19 million increase related additional assets placed into service, net of retirements, and a $15 million increase related to higher depreciation rates effective July 1, 2017.

Income Taxes

The increase (decrease) in income taxes was due to:

	2018 vs. 2017	2017 vs. 2016
Deferred tax impact of U.S. tax reform (a)	$(112)	$112
Reduction in U.S. federal income tax rate (b)	(75)	—
Change in pre-tax income	(46)	2
Amortization of excess deferred federal and state income taxes (b)	(18)	(1)
Reduction in Kentucky income tax rate (c)	(5)	—
Deferred tax impact of Kentucky state tax reform (d)	9	—
Other	1	5
Total	$(246)	$118

(a)	During 2017, LKE recorded deferred tax expense related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA associated with LKE's non-regulated entities.

(b)
The decrease is related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

(c)	The decrease is related to the impact of the Kentucky state corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(d)
During 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

See Note 6 to the Financial Statements for additional information on income taxes.

Earnings

	2018	2017	2016
Net Income	$445	$316	$429
Special items, gains (losses), after-tax	(7)	(109)	—

Excluding special items, earnings increased in 2018 compared with 2017, primarily due to higher electricity and gas sales volumes driven by favorable weather in 2018, higher base electricity and gas rates effective July 1, 2017 and returns on additional environmental capital investments, partially offset by higher other operation and maintenance expense, higher depreciation expense, higher interest expense and a lower tax shield on holding company interest and expenses.

Excluding special items, earnings decreased in 2017 compared with 2016, primarily due to lower electricity and gas sales volumes driven by milder weather in 2017 and higher depreciation expense, partially offset by higher base electricity and gas rates effective July 1, 2017.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Margins and an item that management considers special on separate lines and not in their respective Statement of Income line items.

	2018 vs. 2017	2017 vs. 2016
Adjusted Gross Margins	$3	$29
Other operation and maintenance	(60)	(1)
Depreciation	(30)	(27)
Taxes, Other than income	(6)	(2)
Other Income (Expense) - net	(3)	2
Interest Expense	(16)	(1)
Income Taxes	139	(4)
Special items, gains (losses), after-tax (a)	102	(109)
Net Income	$129	$(113)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special items.

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

	2018			2017
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$3,214	$—	$3,214	$3,156	$—	$3,156
Operating Expenses
Fuel	799	—	799	759	—	759
Energy purchases	201	—	201	178	—	178
Other operation and maintenance	98	750	848	111	690	801
Depreciation	70	405	475	64	375	439
Taxes, other than income	5	65	70	6	59	65
Total Operating Expenses	1,173	1,220	2,393	1,118	1,124	2,242
Total	$2,041	$(1,220)	$821	$2,038	$(1,124)	$914

	2016
	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$3,141	$—	$3,141
Operating Expenses
Fuel	791	—	791
Energy purchases	171	—	171
Other operation and maintenance	109	689	798
Depreciation	56	348	404
Taxes, other than income	5	57	62
Total Operating Expenses	1,132	1,094	2,226
Total	$2,009	$(1,094)	$915

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

LG&E: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating Revenues
Retail and wholesale	$1,467	$1,422	$1,406	$45	$16
Electric revenue from affiliate	29	31	24	(2)	7
Total Operating Revenues	1,496	1,453	1,430	43	23
Operating Expenses
Operation
Fuel	308	292	301	16	(9)
Energy purchases	183	160	153	23	7
Energy purchases from affiliates	13	10	14	3	(4)
Other operation and maintenance	376	350	350	26	—
Depreciation	195	183	170	12	13
Taxes, other than income	36	33	32	3	1
Total Operating Expenses	1,111	1,028	1,020	83	8
Other Income (Expense) - net	(12)	(10)	(10)	(2)	—
Interest Expense	76	71	71	5	—
Income Taxes	64	131	126	(67)	5
Net Income	$233	$213	$203	$20	$10

Operating Revenues

The increase (decrease) in operating revenues was due to:

	2018 vs. 2017	2017 vs. 2016
Volumes (a)	$66	$(20)
Base rates (b)	32	32
ECR	10	5
TCJA refund (c)	(67)	—
DSM	(6)	2
Fuel and other energy prices	(2)	—
Other	10	4
Total	$43	$23

(a)	Increase in 2018 compared with 2017 primarily due to favorable weather in 2018. Decrease in 2017 compared with 2016 primarily due to milder weather in 2017.

(b)	Increases primarily due to new base rates approved by the KPSC effective July 1, 2017.

(c)
Represents income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Fuel

Fuel increased $16 million in 2018 compared with 2017, primarily due to an increase in volumes driven by weather in 2018.

Fuel decreased $9 million in 2017 compared with 2016, primarily due to a decrease in commodity costs.

Energy Purchases

Energy purchases increased $23 million in 2018 compared with 2017, primarily due to an increase in gas volumes driven by weather in 2018.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2018 vs. 2017	2017 vs. 2016
Gas distribution maintenance and compliance	$7	$3
Electricity distribution outage and repairs	5	—
Storm costs	3	(1)
Timing and scope of generation maintenance outages	2	—
Vegetation management	2	—
Plant operations and maintenance	(1)	(1)
Other	8	(1)
Total	$26	$—

Depreciation

Depreciation increased $12 million in 2018 compared with 2017, primarily due to a $7 million increase related to additional assets placed into service, net of retirements, and a $4 million increase related to higher depreciation rates effective July 1, 2017.

Depreciation increased $13 million in 2017 compared with 2016, primarily due to a $9 million increase related to additional assets placed into service, net of retirements, and a $4 million increase related to higher depreciation rates effective July 1, 2017.

Income Taxes

The increase (decrease) in income taxes was due to:

	2018 vs. 2017	2017 vs. 2016
Reduction in U.S. federal income tax rate (a)	$(39)	$—
Change in pre-tax income	(18)	5
Amortization of excess deferred federal and state income taxes (a)	(7)	(1)
Reduction in Kentucky income tax rate (b)	(2)	—
Other	(1)	1
Total	$(67)	$5

(a)	The decrease is related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The decrease is related to the impact of the Kentucky state corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

See Note 6 to the Financial Statements for additional information on income taxes.

Earnings

	2018	2017	2016
Net Income	$233	$213	$203
Special items, gains (losses), after-tax (a)	—	—	—

(a)	There are no items management considers special for the periods presented.

Earnings in 2018 compared with 2017 increased primarily due to higher electricity and gas sales volumes driven by favorable weather in 2018, higher base electricity and gas rates effective July 1, 2017 and returns on additional environmental capital investments, partially offset by higher other operation and maintenance expense and higher depreciation expense.

Earnings in 2017 compared with 2016 increased primarily due to higher base electricity and gas rates effective July 1, 2017, partially offset by lower electricity and gas sales volumes driven by milder weather in 2017 and higher depreciation expense.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on a separate line and not in their respective Statement of Income line items.

	2018 vs. 2017	2017 vs. 2016
Adjusted Gross Margins	$12	$23
Other operation and maintenance	(34)	2
Depreciation	(13)	(10)
Taxes, other than income	(5)	—
Other Income (Expense) - net	(2)	—
Interest Expense	(5)	—
Income Taxes	67	(5)
Net Income	$20	$10

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

	2018			2017
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,496	$—	$1,496	$1,453	$—	$1,453
Operating Expenses
Fuel	308	—	308	292	—	292
Energy purchases	196	—	196	170	—	170
Other operation and maintenance	37	339	376	45	305	350
Depreciation	31	164	195	32	151	183
Taxes, other than income	2	34	36	4	29	33
Total Operating Expenses	574	537	1,111	543	485	1,028
Total	$922	$(537)	$385	$910	$(485)	$425

	2016
	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,430	$—	$1,430
Operating Expenses
Fuel	301	—	301
Energy purchases	167	—	167
Other operation and maintenance	43	307	350
Depreciation	29	141	170
Taxes, other than income	3	29	32
Total Operating Expenses	543	477	1,020
Total	$887	$(477)	$410

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

KU: Statement of Income Analysis, Earnings and Adjusted Gross Margins

Statement of Income Analysis

Net income for the years ended December 31 includes the following results.

				Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating Revenues
Retail and wholesale	$1,747	$1,734	$1,735	$13	$(1)
Electric revenue from affiliate	13	10	14	3	(4)
Total Operating Revenues	1,760	1,744	1,749	16	(5)
Operating Expenses
Operation
Fuel	491	467	490	24	(23)
Energy purchases	18	18	18	—	—
Energy purchases from affiliates	29	31	24	(2)	7
Other operation and maintenance	441	423	422	18	1
Depreciation	279	255	234	24	21
Taxes, other than income	34	32	30	2	2
Total Operating Expenses	1,292	1,226	1,218	66	8
Other Income (Expense) - net	(6)	(4)	(7)	(2)	3
Interest Expense	100	96	96	4	—
Income Taxes	76	159	163	(83)	(4)
Net Income	$286	$259	$265	$27	$(6)

Operating Revenue

The increase (decrease) in operating revenue was due to:

	2018 vs. 2017	2017 vs. 2016
Volumes (a)	$69	$(48)
Base rates (b)	26	26
ECR	11	5
TCJA refund (c)	(76)	—
DSM	(10)	2
Fuel and other energy prices	(3)	8
Other	(1)	2
Total	$16	$(5)

(a)	Increase in 2018 compared with 2017 primarily due to favorable weather in 2018. Decrease in 2017 compared with 2016 primarily due to milder weather in 2017.

(b)	Increases primarily due to new base rates approved by the KPSC effective July 1, 2017.

(c)
Represents income tax savings owed to customers related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018. See Note 6 to the Financial Statements for additional information.

Fuel

Fuel increased $24 million in 2018 compared with 2017, primarily due to an increase in volumes driven by weather in 2018.

Fuel decreased $23 million in 2017 compared with 2016, primarily due to a decrease in volumes driven by milder weather in 2017.

Other Operation and Maintenance

The increase (decrease) in other operation and maintenance was due to:

	2018 vs. 2017	2017 vs. 2016
Timing and scope of generation maintenance outages	$6	$(1)
Vegetation management	6	2
Electricity distribution outage and repairs	2	—
Plant operation and maintenance	(3)	(1)
Other	7	1
Total	$18	$1

Depreciation

Depreciation increased $24 million in 2018 compared with 2017, primarily due to an $11 million increase related to higher depreciation rates effective July 1, 2017, and an $8 million increase related to additional assets placed into service, net of retirements.

Depreciation increased $21 million in 2017 compared with 2016, primarily due to an $11 million increase related to higher depreciation rates effective July 1, 2017, and a $9 million increase related to additional assets placed into service, net of retirements.

Income Taxes

The increase (decrease) in income taxes was due to:

	2018 vs. 2017	2017 vs. 2016
Reduction in U.S. federal income tax rate (a)	$(47)	$—
Change in pre-tax income	(22)	(4)
Amortization of excess deferred federal and state income taxes (a)	(11)	—
Reduction in Kentucky income tax rate (b)	(3)	—
Total	$(83)	$(4)

(a)	The decrease is related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	The decrease is related to the impact of the Kentucky state corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

See Note 6 to the Financial Statements for additional information on income taxes.

Earnings

	2018	2017	2016
Net Income	$286	$259	$265
Special items, gains (losses), after tax	—	(1)	—

Excluding special items, earnings increased in 2018 compared with 2017, primarily due to higher electricity sales volumes driven by favorable weather in 2018, higher base electricity rates effective July 1, 2017 and returns on additional environmental capital investments, partially offset by higher other operation and maintenance expense and higher depreciation expense.

Excluding special items, earnings decreased in 2017 compared with 2016, primarily due to lower electricity sales volumes driven by milder weather in 2017 and higher depreciation expense, partially offset by higher base electricity rates effective July 1, 2017.

The table below quantifies the changes in the components of Net Income between these periods, which reflect amounts classified as Adjusted Gross Margins on separate line and not in their respective Statement of Income line items.

	2018 vs. 2017	2017 vs. 2016
Adjusted Gross Margins	$(9)	$6
Other operation and maintenance	(23)	(1)
Depreciation	(17)	(16)
Taxes, Other than income	(1)	(2)
Other Income (Expense) - net	(3)	4
Interest Expense	(4)	—
Income Taxes	83	4
Special items, gains (losses), after-tax (a)	1	(1)
Net Income	$27	$(6)

(a)	See PPL's "Results of Operations - Segment Earnings - Kentucky Regulated Segment" for details of the special item.

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

	2018			2017
	Adjusted Gross Margins	Other (a)	Operating Income (b)	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,760	$—	$1,760	$1,744	$—	$1,744
Operating Expenses
Fuel	491	—	491	467	—	467
Energy purchases	47	—	47	49	—	49
Other operation and maintenance	61	380	441	66	357	423
Depreciation	39	240	279	32	223	255
Taxes, other than income	3	31	34	2	30	32
Total Operating Expenses	641	651	1,292	616	610	1,226
Total	$1,119	$(651)	$468	$1,128	$(610)	$518

	2016
	Adjusted Gross Margins	Other (a)	Operating Income (b)
Operating Revenues	$1,749	$—	$1,749
Operating Expenses
Fuel	490	—	490
Energy purchases	42	—	42
Other operation and maintenance	66	356	422
Depreciation	27	207	234
Taxes, other than income	2	28	30
Total Operating Expenses	627	591	1,218
Total	$1,122	$(591)	$531

(a)	Represents amounts excluded from Adjusted Gross Margins.

(b)	As reported on the Statements of Income.

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

The Registrants had the following at:

	PPL (a)	PPL Electric	LKE	LG&E	KU
December 31, 2018
Cash and cash equivalents	$621	$267	$24	$10	$14
Short-term debt	1,430	—	514	279	235
Long-term debt due within one year	530	—	530	434	96
Notes payable with affiliates		—	113	—	—

December 31, 2017
Cash and cash equivalents	$485	$49	$30	$15	$15
Short-term debt	1,080	—	244	199	45
Long-term debt due within one year	348	—	98	98	—
Notes payable with affiliates		—	225	—	—

December 31, 2016
Cash and cash equivalents	$341	$13	$13	$5	$7
Short-term debt	923	295	185	169	16
Long-term debt due within one year	518	224	194	194	—
Notes payables with affiliates		—	163	—	—

(a)
At December 31, 2018, $3 million of cash and cash equivalents were denominated in GBP. If these amounts would be remitted as dividends, PPL would not anticipate an incremental U.S. tax cost. See Note 6 to the Financial Statements for additional information on undistributed earnings of WPD.

(All Registrants)

Net cash provided by (used in) operating, investing and financing activities for the years ended December 31 and the changes between periods were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2018
Operating activities	$2,821	$978	$915	$443	$581
Investing activities	(3,361)	(1,193)	(1,116)	(554)	(561)
Financing activities	690	433	195	106	(21)

2017
Operating activities	$2,461	$880	$1,099	$512	$634
Investing activities	(3,161)	(1,252)	(888)	(458)	(428)
Financing activities	824	408	(194)	(44)	(198)

2016
Operating activities	$2,890	$872	$1,027	$482	$606
Investing activities	(2,926)	(1,130)	(790)	(439)	(349)
Financing activities	(439)	224	(254)	(57)	(261)

2018 vs. 2017 Change
Operating activities	$360	$98	$(184)	$(69)	$(53)
Investing activities	(200)	59	(228)	(96)	(133)
Financing activities	(134)	25	389	150	177

2017 vs. 2016 Change
Operating activities	$(429)	$8	$72	$30	$28
Investing activities	(235)	(122)	(98)	(19)	(79)
Financing activities	1,263	184	60	13	63

Operating Activities

The components of the change in cash provided by (used in) operating activities were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2018 vs. 2017
Change - Cash Provided (Used):
Net income	$699	$68	$129	$20	$27
Non-cash components	(752)	(106)	(182)	(59)	(94)
Working capital	199	134	34	51	89
Defined benefit plan funding	204	(4)	(96)	(57)	(31)
Other operating activities	10	6	(69)	(24)	(44)
Total	$360	$98	$(184)	$(69)	$(53)

2017 vs. 2016
Change - Cash Provided (Used):
Net income	$(774)	$22	$(113)	$10	$(6)
Non-cash components	363	100	31	(8)	42
Working capital	38	(87)	93	(33)	(14)
Defined benefit plan funding	(138)	(24)	50	42	(3)
Other operating activities	82	(3)	11	19	9
Total	$(429)	$8	$72	$30	$28

(PPL)

PPL had a $360 million increase in cash provided by operating activities in 2018 compared with 2017.

•
Net income increased $699 million between periods and included a decrease in net non-cash charges of $752 million. The decrease in net non-cash charges was primarily due to an increase in unrealized gains on hedging activities, a decrease in deferred income taxes (primarily due to the unfavorable adjustments recorded in 2017 for the tax changes related to the enactment of TCJA) and an increase in the U.K. net periodic defined benefit credits (primarily due to an increase in expected returns on higher asset balances).

•
The $199 million increase in cash from changes in working capital was primarily due to a decrease in unbilled revenue (primarily due to lower volumes due to milder temperatures in December 2018 versus December 2017), an increase in accounts payable (primarily due to timing of payments), a decrease in accounts receivable (primarily due to timing of receipts) and a decrease in net regulatory assets and liabilities (primarily due to the impact of the TCJA and timing of rate recovery mechanisms), partially offset by a decrease in customer deposits and an increase in fuel, materials and supplies (primarily due to higher generation driven by weather in 2018 compared with 2017).

•	Defined benefit plan funding was $204 million lower in 2018. The decrease was primarily due to the acceleration of WPD's contributions to its U.K. pension plans in 2017.

PPL had a $429 million decrease in cash provided by operating activities in 2017 compared with 2016.

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

(PPL Electric)

PPL Electric had a $98 million increase in cash provided by operating activities in 2018 compared with 2017.

•
Net income improved by $68 million between the periods. This included a decrease of $106 million of net non-cash charges primarily due to a $133 million decrease in deferred income tax expense (primarily due to book versus tax plant timing differences) partially offset by a $43 million increase in depreciation expense (primarily due to additional assets placed into service, net of retirements, related to the ongoing efforts to ensure the reliability of the delivery system, the replacement of aging infrastructure as well as the roll-out of the Act 129 Smart Meter Program).

•
The $134 million increase in cash from changes in working capital was primarily due to a decrease in accounts receivable (primarily due to the timing of receipts including the 2017 federal income tax benefit refund received in 2018) and a decrease in unbilled revenues (primarily due to colder weather in December 2017).

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

(LKE)

LKE had a $184 million decrease in cash provided by operating activities in 2018 compared with 2017.

•
Net income increased $129 million between the periods and included a decrease in net non-cash charges of $182 million. The decrease in net non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in unbilled revenues (primarily due to milder weather in December 2018 compared to 2017), an increase in accounts payable (primarily due to timing of payments) and a decrease in net regulatory assets and liabilities (primarily due to the impact of the TJCA and the timing of rate recovery mechanisms), partially offset by a decrease in other current liabilities and accrued taxes (primarily due to timing of payments) and an increase in fuel purchases (primarily due to higher generation driven by weather in 2018 compared with 2017).

•	Defined benefit plan funding was $96 million higher in 2018.

•
The decrease in cash from LKE's other operating activities was driven primarily by an increase in ARO expenditures and an increase in other assets (primarily due to non-current regulatory asset increases as a result of significant storm activity).

LKE had a $72 million increase in cash provided by operating activities in 2017 compared with 2016.

•
Net income decreased $113 million between the periods and included an increase in net non-cash charges of $31 million. The increase in net non-cash charges was primarily driven by increases in depreciation expense and deferred income taxes (primarily due to the impact of the TCJA).

•
The increase in cash from changes in working capital was driven primarily by an increase in other current liabilities (due to customer advances and the timing of payments), a decrease in fuel purchases (primarily due to lower generation driven by milder weather in 2017 compared to 2016), an increase in taxes payable (primarily due to the timing of payments), partially offset by a decrease in accounts payable (primarily due to the timing of payments).

•	Defined benefit plan funding was $50 million lower in 2017.

(LG&E)

LG&E had a $69 million decrease in cash provided by operating activities in 2018 compared with 2017.

•
Net income increased $20 million between the periods and included a decrease in net non-cash charges of $59 million. The decrease in net non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in unbilled revenues (primarily due to milder weather in December 2018 compared to 2017), an increase in accounts payable and accrued taxes (primarily due to timing of payments) and a decrease in net regulatory assets and liabilities (primarily due to the impact of the TJCA and the timing of rate recovery mechanisms), partially offset by a decrease in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $57 million higher in 2018.

•
The decrease in cash from LG&E’s other operating activities was driven primarily by an increase in other assets (primarily due to non-current regulatory asset increases as a result of significant storm activity).

LG&E had a $30 million increase in cash provided by operating activities in 2017 compared with 2016.

•
Net income increased $10 million between the periods and included a decrease in net non-cash charges of $8 million. The decrease in net non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences), partially offset by an increase in depreciation expense.

•
The decrease in cash from changes in working capital was driven primarily by decreases in accounts payable and taxes payable (primarily due to the timing of payments), partially offset by a decrease in accounts receivable from affiliates (due to lower intercompany settlements associated with energy sales and inventory) and an increase in other current liabilities (primarily due to customer advances and the timing of payments).

•	Defined benefit plan funding was $42 million lower in 2017.

•	The increase in cash from LG&E's other operating activities was driven primarily by lower payments for the settlement of interest rate swaps.

(KU)

KU had a $53 million decrease in cash provided by operating activities in 2018 compared with 2017.

•
Net income increased $27 million between the periods and included a decrease in net non-cash charges of $94 million. The decrease in net non-cash charges was primarily driven by a decrease in deferred income tax expense (primarily due to book versus tax plant timing differences, differences in the utilization of net operating losses and the impacts of federal and state tax reform), partially offset by an increase in depreciation expense (primarily due to higher depreciation rates effective July 1, 2017 and additional assets placed into service, net of retirements).

•
The increase in cash from changes in working capital was primarily driven by a decrease in unbilled revenues (primarily due to milder weather in December 2018 compared to 2017), an increase in accrued taxes and accounts payable (primarily due to timing of payments), and a decrease in net regulatory assets and liabilities (primarily due to the impact of the TJCA and the timing of rate recovery mechanisms), partially offset by an increase in fuel purchases (primarily due to higher generation driven by weather in 2018 compared to 2017) and a decrease in other current liabilities (primarily due to timing of payments).

•	Defined benefit plan funding was $31 million higher in 2018.

•
The decrease in cash from KU’s other operating activities was driven primarily by an increase in ARO expenditures and an increase in other assets (primarily due to noncurrent regulatory asset increases as a result of significant storm activity).

KU had a $28 million increase in cash provided by operating activities in 2017 compared with 2016.

•
Net income decreased $6 million between the periods and included an increase in net non-cash charges of $42 million. The increase in net non-cash charges was primarily driven by an increase in deferred income tax expense (primarily due to the utilization of net operating losses) and an increase in depreciation expense.

•
The decrease in cash from changes in working capital was driven primarily by a decrease in taxes payable (primarily due to the timing of payments) and a decrease in accounts payable to affiliates (due to lower intercompany settlements associated with energy purchases and inventory), partially offset by a decrease in fuel purchases (primarily due to lower generation driven by milder weather in 2017 compared to 2016) and an increase in accounts payable (primarily due to the timing of payments).

Investing Activities

(All Registrants)

The components of the change in cash provided by (used in) investing activities were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2018 vs. 2017
Change - Cash Provided (Used):
Expenditures for PP&E	$(105)	$52	$(225)	$(96)	$(130)
Purchase of available-for-sale securities	(65)	—	—	—	—
Other investing activities	(30)	7	(3)	—	(3)
Total	$(200)	$59	$(228)	$(96)	$(133)

2017 vs. 2016
Change - Cash Provided (Used):
Expenditures for PP&E	$(213)	$(119)	$(101)	$(19)	$(82)
Other investing activities	(22)	(3)	3	—	3
Total	$(235)	$(122)	$(98)	$(19)	$(79)

For PPL, in 2018 compared with 2017, higher project expenditures at LKE, LG&E and KU were partially offset by lower project expenditures at WPD and PPL Electric. The increase in expenditures for LKE, LG&E and KU was primarily due to increased spending for environmental water projects at LG&E’s Mill Creek and Trimble County plants and increased spending for environmental water projects at KU's Ghent plant. The decrease in expenditures at WPD was primarily due to a decrease in expenditures to enhance system reliability partially offset by an increase in foreign currency exchange rates. The decrease in expenditures for PPL Electric was primarily due to timing differences on capital spending projects related to ongoing efforts to improve reliability and replace aging infrastructure.

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

See "Forecasted Uses of Cash" for detail regarding projected capital expenditures for the years 2019 through 2023.

Financing Activities

(All Registrants)

The components of the change in cash provided by (used in) financing activities were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
2018 vs. 2017
Change - Cash Provided (Used):
Debt issuance/retirement, net	$(565)	$(72)	$1	$10	$(9)
Debt issuance/retirement, affiliate		—	250	—	—
Stock issuances/redemptions, net	245	—	—	—	—
Dividends	(61)	(54)	—	36	(20)
Capital contributions/distributions, net		(146)	100	53	45
Changes in net short-term debt	248	295	211	50	161
Note payable with affiliate		—	(174)	—	—
Other financing activities	(1)	2	1	1	—
Total	$(134)	$25	$389	$150	$177

	PPL	PPL Electric	LKE	LG&E	KU
2017 vs. 2016
Change - Cash Provided (Used):
Debt issuance/retirement, net	$935	$470	$115	$115	$—
Stock issuances/redemptions, net	309	—	—	—	—
Dividends	(42)	(48)	—	(64)	22
Capital contributions/distributions, net		355	(147)	(41)	(20)
Changes in net short-term debt	86	(590)	139	3	61
Note payable with affiliate		—	(47)	—	—
Other financing activities	(25)	(3)	—	—	—
Total	$1,263	$184	$60	$13	$63

(PPL)

For PPL, in 2018 compared with 2017, $134 million less cash from financing activities was required primarily due to improvements in cash from operations of $360 million.

For PPL, in 2017 compared with 2016, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general corporate expenditures and a decrease in cash from operations of $429 million.

(PPL Electric)

For PPL Electric, in 2018 compared with 2017 and 2017 compared with 2016, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general expenditures.

(LKE, LG&E and KU)

For LKE, LG&E and KU, in 2018 compared with 2017 and 2017 compared with 2016, cash provided by financing activities increased primarily as a result of an increase in cash required to fund capital and general corporate expenditures.

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

Long-term Debt and Equity Securities

Long-term debt and equity securities activity for 2018 included:

	Debt		Net Stock
	Issuances (a)	Retirements	Issuances
Cash Flow Impact:
PPL	$1,059	$277	$698
PPL Electric	398	—
LKE	368	27
LG&E	100	—
KU	18	27

(a)	Issuances are net of pricing discounts, where applicable, and exclude the impact of debt issuance costs. Includes debt issuances with affiliates.

See Note 8 to the Financial Statements for additional information about long-term debt.

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

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds. PPL issued 4.2 million shares of common stock and received gross proceeds of $119 million for the year ended December 31, 2018.

Forecasted Sources of Cash

(All Registrants)

The Registrants expect to continue to have adequate liquidity available from operating cash flows, cash and cash equivalents, credit facilities and commercial paper issuances. Additionally, subject to market conditions, the Registrants and their subsidiaries may access the capital markets, and PPL Electric, LG&E and KU anticipate receiving equity contributions from their parent or member in 2019.

Credit Facilities

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. Amounts borrowed under these credit facilities are reflected in "Short-term debt" on the Balance Sheets. At December 31, 2018, the total committed borrowing capacity under credit facilities and the borrowings under these facilities were:

External

	Committed Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity
PPL Capital Funding Credit Facilities	$1,050	$—	$684	$366
PPL Electric Credit Facility	650	—	1	649

LG&E Credit Facilities	700	200	279	221
KU Credit Facilities	598	—	433	165
Total LKE Consolidated	1,298	200	712	386
Total U.S. Credit Facilities (a) (b)	$2,998	$200	$1,397	$1,401

Total U.K. Credit Facilities (b) (c)	£1,055	£195	£—	£861

(a)
The syndicated credit facilities, KU's letter of credit facility and PPL Capital Funding's bilateral facility, each contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facility, and other customary covenants.

The commitments under the domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than the following percentages of the total committed capacity: PPL - 11%, PPL Electric 7%, LKE - 19%, LG&E - 33% and KU - 37%.

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

The amounts borrowed at December 31, 2018, include a USD-denominated borrowing of $200 million and GBP-denominated borrowings of £38 million, which equated to $48 million. The unused capacity reflects the USD-denominated amount borrowed in GBP of £156 million as of the date borrowed. At December 31, 2018, the USD equivalent of unused capacity under the U.K. committed credit facilities was $1.1 billion.

The commitments under the U.K.'s credit facilities are provided by a diverse bank group with no one bank providing more than 13% of the total committed capacity.

In addition to the financial covenants noted in the table above, the credit agreements governing the above credit facilities contain various other covenants. Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements. The Registrants monitor compliance with the covenants on a regular basis. At December 31, 2018, the Registrants were in compliance with these covenants. At this time, the Registrants believe that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 8 to the Financial Statements for further discussion of the Registrants' credit facilities.

Intercompany (LKE, LG&E and KU)

	Committed Capacity	Borrowed	Non-affiliate Used Capacity	Unused Capacity
LKE Credit Facility	$375	$113	$—	$262
LG&E Money Pool (a)	500	—	279	221
KU Money Pool (a)	500	—	235	265

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

Commercial Paper (All Registrants)

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2018
	Capacity	Commercial Paper Issuances	Unused Capacity
PPL Capital Funding	$1,000	$669	$331
PPL Electric	650	—	650

LG&E	350	279	71
KU	350	235	115
Total LKE	700	514	186
Total PPL	$2,350	$1,183	$1,167

Long-term Debt and Equity Securities

(PPL)

PPL and its subsidiaries are authorized to incur, subject to market conditions, up to $4 billion of long-term indebtedness in 2019, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

In 2018, PPL was authorized to issue, subject to market conditions, up to $3.5 billion of equity over three years.

(PPL Electric)

PPL Electric is authorized to incur, subject to market conditions, up to $650 million of long-term indebtedness in 2019, the proceeds of which would be used to fund capital expenditures and for general corporate purposes.

(LKE, LG&E and KU)

LG&E is authorized to incur, subject to market conditions and regulatory approvals, up to $700 million of long-term indebtedness in 2019. The proceeds would be used to pay down LG&E's short-term debt balance, fund capital expenditures and for general corporate purposes. LG&E currently plans to remarket, subject to market conditions, $234 million of its Pollution Control Bonds with put dates in 2019.

KU is authorized to incur, subject to market conditions and regulatory approvals, up to $500 million of long-term indebtedness in 2019, the proceeds of which would be used to pay down KU's short-term debt balances, fund capital expenditures and for general corporate purposes. KU currently plans to remarket, subject to market conditions, $96 million of its Pollution Control Bonds with put dates in 2019.

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

Capital Expenditures

The table below shows the Registrants' current capital expenditure projections for the years 2019 through 2023. Expenditures for the domestic regulated utilities are expected to be recovered through rates, pending regulatory approval.

		Projected
	Total	2019 (b)	2020	2021	2022	2023
PPL
Construction expenditures (a)
Generating facilities	$855	$268	$157	$193	$107	$130
Distribution facilities	9,327	1,899	1,843	1,880	1,832	1,873
Transmission facilities	3,238	867	892	630	482	367
Environmental	682	198	112	109	148	115
Other	449	101	109	104	72	63
Total Capital Expenditures	$14,551	$3,333	$3,113	$2,916	$2,641	$2,548

		Projected
	Total	2019 (b)	2020	2021	2022	2023

PPL Electric (a)
Distribution facilities	$1,946	$430	$408	$402	$403	$303
Transmission facilities	2,415	698	702	406	362	247
Total Capital Expenditures	$4,361	$1,128	$1,110	$808	$765	$550

LKE
Generating facilities	$855	$268	$157	$193	$107	$130
Distribution facilities	1,816	432	370	395	305	314
Transmission facilities	823	169	190	224	120	120
Environmental	682	198	112	109	148	115
Other	425	97	101	97	70	60
Total Capital Expenditures	$4,601	$1,164	$930	$1,018	$750	$739

LG&E
Generating facilities	$381	$107	$62	$93	$58	$61
Distribution facilities	1,165	287	239	262	187	190
Transmission facilities	173	37	34	42	27	33
Environmental	261	71	39	54	67	30
Other	201	47	49	46	32	27
Total Capital Expenditures	$2,181	$549	$423	$497	$371	$341

KU
Generating facilities	$474	$161	$95	$100	$49	$69
Distribution facilities	651	145	131	133	118	124
Transmission facilities	650	132	156	182	93	87
Environmental	421	127	73	55	81	85
Other	200	45	48	47	33	27
Total Capital Expenditures	$2,396	$610	$503	$517	$374	$392

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to total approximately $81 million for PPL and $50 million for PPL Electric.

(b)	The 2019 total excludes amounts included in accounts payable as of December 31, 2018.

Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions. For the years presented, this table includes PPL Electric's asset optimization program to replace aging transmission and distribution assets.

In addition to cash on hand and cash from operations, the Registrants plan to fund capital expenditures in 2019 with proceeds from the sources noted below.

Source	PPL	PPL Electric	LKE	LG&E	KU
Issuance of common stock	X
Issuance of long-term debt securities	X	X	X	X	X
Equity contributions from parent/member		X	X	X	X
Short-term debt	X	X	X	X	X

X = Expected funding source.

Contractual Obligations

The Registrants have assumed various financial obligations and commitments in the ordinary course of conducting business. At December 31, 2018, estimated contractual cash obligations were as follows:

	Total	2019	2020 - 2021	2022 - 2023	After 2023
PPL
Long-term Debt (a)	$20,694	$530	$2,514	$3,507	$14,143
Interest on Long-term Debt (b)	14,941	886	1,680	1,474	10,901
Operating Leases (c)	116	26	36	21	33
Purchase Obligations (d)	3,134	1,165	1,061	406	502
Pension Benefit Plan Funding Obligations (e)	784	265	353	166	—
Total Contractual Cash Obligations	$39,669	$2,872	$5,644	$5,574	$25,579

PPL Electric
Long-term Debt (a)	$3,739	$—	$500	$564	$2,675
Interest on Long-term Debt (b)	3,243	158	310	271	2,504
Unconditional Power Purchase Obligations	53	22	31	—	—
Total Contractual Cash Obligations	$7,035	$180	$841	$835	$5,179

LKE
Long-term Debt (a)	$5,541	$530	$1,323	$13	$3,675
Interest on Long-term Debt (b)	3,023	212	369	307	2,135
Operating Leases (c)	70	20	26	13	11
Coal and Natural Gas Purchase Obligations (f)	1,733	614	811	283	25
Unconditional Power Purchase Obligations (g)	564	27	53	54	430
Construction Obligations (h)	385	291	81	13	—
Pension Benefit Plan Obligations (e)	20	20	—	—	—
Other Obligations	328	140	85	56	47
Total Contractual Cash Obligations	$11,664	$1,854	$2,748	$739	$6,323

LG&E
Long-term Debt (a)	$1,824	$434	$98	$—	$1,292
Interest on Long-term Debt (b)	1,136	66	114	108	848
Operating Leases (c)	30	10	10	6	4
Coal and Natural Gas Purchase Obligations (f)	942	303	442	177	20
Unconditional Power Purchase Obligations (g)	391	19	37	38	297
Construction Obligations (h)	143	123	17	3	—
Other Obligations	112	42	29	25	16
Total Contractual Cash Obligations	$4,578	$997	$747	$357	$2,477

KU
Long-term Debt (a)	$2,342	$96	$500	$13	$1,733
Interest on Long-term Debt (b)	1,618	93	167	151	1,207
Operating Leases (c)	39	10	16	7	6
Coal and Natural Gas Purchase Obligations (f)	791	311	369	106	5
Unconditional Power Purchase Obligations (g)	173	8	16	16	133
Construction Obligations (h)	197	137	53	7	—
Other Obligations	135	43	38	23	31
Total Contractual Cash Obligations	$5,295	$698	$1,159	$323	$3,115

(a)
Reflects principal maturities based on stated maturity or earlier put dates. See Note 8 to the Financial Statements for a discussion of variable-rate remarketable bonds issued on behalf of LG&E and KU. The Registrants do not have any significant capital lease obligations.

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

(d)
The amounts include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Primarily includes, as applicable, the purchase obligations of electricity, coal, natural gas and limestone, as well as certain construction expenditures, which are also included in the Capital Expenditures table presented above.

(e)
The amounts for PPL include WPD's contractual deficit pension funding requirements arising from actuarial valuations performed in March 2016. The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit. The amounts also include contributions made or committed to be made in 2019 for PPL's and LKE's U.S. pension plans (for PPL Electric, LG&E and KU includes their share of these amounts). Based on the current funded status of these plans, except for WPD's plans, no cash contributions are required. See Note 11 to the Financial Statements for a discussion of expected contributions.

(f)	Represents contracts to purchase coal, natural gas and natural gas transportation. See Note 13 to the Financial Statements for additional information.

(g)	Represents future minimum payments under OVEC power purchase agreements through June 2040. See Note 13 to the Financial Statements for additional information.

(h)
Represents construction commitments, including commitments for LG&E's and KU's Trimble County landfill construction, CCR Rule Closure and Process Water Program along with Cane Run plant demolition, which are also reflected in the Capital Expenditures table presented above.

Dividends/Distributions

(PPL)

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts that are within the context of maintaining a capitalization structure that supports investment grade credit ratings. In November 2018, PPL declared its quarterly common stock dividend, payable January 2, 2019, at 41.0 cents per share (equivalent to $1.64 per annum). On February 14, 2019, PPL announced that the company is increasing its common stock dividend to 41.25 cents per share on a quarterly basis (equivalent to $1.65 per annum). Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other relevant factors.

Subject to certain exceptions, PPL may not declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2018, no interest payments were deferred.

(PPL Electric, LKE, LG&E and KU)

From time to time, as determined by their respective Board of Directors, the Registrants pay dividends or distributions, as applicable, to their respective shareholders or members. Certain of the credit facilities of PPL Electric, LKE, LG&E and KU include minimum debt covenant ratios that could effectively restrict the payment of dividends or distributions.

(All Registrants)

See Note 8 to the Financial Statements for these and other restrictions related to distributions on capital interests for the Registrants and their subsidiaries.

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

The following table sets forth the Registrants' and their subsidiaries' credit ratings for outstanding debt securities or commercial paper programs as of December 31, 2018.

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

Ratings Triggers

(PPL)

As discussed in Note 8 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event. A restructuring event includes the loss of, or a material adverse change to, the distribution licenses under which WPD (East

Midlands), WPD (South West), WPD (South Wales) and WPD (West Midlands) operate and would be a trigger event for each company. These notes totaled £5.1 billion (approximately $6.5 billion) nominal value at December 31, 2018.

(PPL, LKE, LG&E and KU)

Various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, interest rate and foreign currency instruments (for PPL), contain provisions that require the posting of additional collateral, or permit the counterparty to terminate the contract, if PPL's, LKE's, LG&E's or KU's or their subsidiaries' credit rating, as applicable, were to fall below investment grade. See Note 17 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral requirements for PPL, LKE and LG&E for derivative contracts in a net liability position at December 31, 2018.

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

The following interest rate hedges were outstanding at December 31.

	2018				2017
	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)
PPL
Cash flow hedges
Cross-currency swaps (c)	$702	$137	$(76)	2028	$702	$103	$(84)
Economic hedges
Interest rate swaps (d)	147	(20)	(1)	2033	147	(27)	(1)
LKE
Economic hedges
Interest rate swaps (d)	147	(20)	(1)	2033	147	(27)	(1)
LG&E
Economic hedges
Interest rate swaps (d)	147	(20)	(1)	2033	147	(27)	(1)

(a)	Includes accrued interest, if applicable.

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

The Registrants are exposed to a potential increase in interest expense and to changes in the fair value of their debt portfolios. The estimated impact of a 10% adverse movement in interest rates on interest expense at December 31, 2018 and 2017 was insignificant for PPL, PPL Electric, LKE, LG&E and KU. The estimated impact of a 10% adverse movement in interest rates on the fair value of debt at December 31 is shown below.

	10% Adverse Movement in Rates
	2018	2017
PPL	$652	$620
PPL Electric	188	162
LKE	172	168
LG&E	62	62
KU	92	92

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

The following foreign currency hedges were outstanding at December 31.

	2018				2017
	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)	Maturities Ranging Through	Exposure Hedged	Fair Value, Net - Asset (Liability)	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)
Economic hedges (b)	£1,540	$201	$(181)	2020	£2,563	$15	$(323)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.

(b)	To economically hedge the translation of expected earnings denominated in GBP.

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

(PPL and PPL Electric)

In January 2017, the PUC issued a Final Order approving PPL Electric's PLR procurement plan for the period June 2017 through May 2021, which includes a total of eight solicitations for electricity supply semi-annually in April and October. To date, PPL Electric has conducted four of its planned eight competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit. In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market. All incremental costs incurred by PPL Electric would be recoverable from customers in future rates. At December 31, 2018, most of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement. A small portion of bidders were required to post an insignificant amount of collateral under the Agreement. There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See Note 17 to the Financial Statements for additional information on credit risk.

Foreign Currency Translation (PPL)

The value of the British pound sterling fluctuates in relation to the U.S. dollar. In 2018, changes in this exchange rate resulted in a foreign currency translation loss of $453 million, which primarily reflected a $754 million decrease to PP&E and $150 million decrease to goodwill partially offset by a $445 million decrease to long-term debt and a $6 million decrease to other net liabilities. In 2017, changes in this exchange rate resulted in a foreign currency translation gain of $537 million, which primarily reflected a $935 million increase to PP&E and $198 million increase to goodwill partially offset by a $549 million increase to long-term debt and an increase of $47 million to other net liabilities. In 2016, changes in this exchange rate resulted in a foreign currency translation loss of $1.1 billion, which primarily reflected a $2.1 billion decrease to PP&E and $490 million decrease to goodwill partially offset by a $1.3 billion decrease to long-term debt and a decrease of $208 million to other net liabilities.

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

See below for further discussion of the EPA's CCR Rule and Note 13 to the Financial Statements for a discussion of the more significant environmental matters including: Legal Matters, NAAQS, Climate Change and ELGs. See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in "Item 7. Combined Management's Discussion and Analysis of Financial Condition and Results of Operations" for information on projected environmental capital expenditures for 2019 through 2023. See Note 19 to the Financial Statements for information related to the impacts of CCRs on AROs.

EPA's CCR Rule (PPL, LKE, LG&E and KU)

Over the next several years, LG&E and KU anticipate undertaking extensive measures, including significant capital expenditures, in complying with the provisions of the EPA's CCR Rule. Although LG&E and KU have identified compliance strategies and are finalizing closure plans and schedules as required by the CCR Rule, remaining regulatory uncertainties could substantially impact current plans. As a result of a judicial settlement, legislative amendments, and the EPA's review of the current program, the EPA is in the process of undertaking significant revisions to the CCR Rule. On July 30, 2018, the EPA published certain amendments to the CCR Rule which include extending the deadline for commencement of closure of certain impoundments from April 2019 to October 31, 2020. The EPA has announced that additional amendments to the rule will be proposed. On August 21, 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR Rule, including the provisions allowing unlined impoundments to continue operating and provisions exempting certain inactive impoundments from regulation. The exact impact of the judicial decision will be highly dependent on the EPA's rulemaking actions on remand and any subsequent legal challenges. LG&E and KU are evaluating the specific plan impacts of developments to date and will continue to monitor the EPA's ongoing regulatory proceedings.

In connection with the CCR Rule, LG&E and KU have recorded adjustments to existing AROs beginning in 2015 and continue to record adjustments as required. See Note 19 to the Financial Statements for additional information on AROs. LG&E and KU continue to perform technical evaluations related to their plans to close impoundments at all of their generating plants. Although LG&E and KU believe their recorded liabilities appropriately reflect their obligations under current rules, changes to current compliance strategies as a result of ongoing regulatory proceedings or other developments could result in additional closure costs. It is not currently possible to determine the magnitude of any potential cost increases related to changes in compliance strategies or plans, and the timing of future cash outflows are indeterminable at this time. As rules are revised, technical evaluations are completed, and the timing and details of impoundment closures develop further on a plant by-plant basis, LG&E and KU will updated their cost estimates and record any changes as necessary to their ARO liability, which could be material. These costs are subject to rate recovery.

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

As has been PPL’s practice, to the extent sustainability issues have or may have a material impact on the Registrants’ financial condition or results of operation, PPL discloses such matters in accordance with applicable securities law and SEC regulations. With respect to other sustainability topics that PPL deems relevant to investors but that are not required to be reported under applicable securities law and SEC regulation, PPL will continue each spring to publish its annual sustainability report and post that report on its corporate website at www.pplweb.com and on www.pplsustainability.com. Neither the information in such annual sustainability report nor the information at such websites is incorporated in this Form 10-K by reference, and it should not be considered a part of this Form 10-K. In preparing its sustainability report, PPL is guided by the framework established by the Global Reporting Initiative, which identifies environmental, social, governance and other subject matter categories. PPL also participates in efforts by the Edison Electric Institute to provide the appropriate subset of sustainability information that can be applied consistently across the electric utility industry and responds to the CDP climate survey.

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

New Accounting Guidance

See Note 1 and 21 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

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

Defined Benefits

(All Registrants)

Certain of the Registrants and/or their subsidiaries sponsor or participate in, as applicable, certain qualified funded and non-qualified unfunded defined benefit pension plans and both funded and unfunded other postretirement benefit plans. These plans are applicable to certain of the Registrants' employees (based on eligibility for their applicable plans). The Registrants and certain of their subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to AOCI or, in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates. Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets. See Notes 7 and 11 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

A summary of plan sponsors by Registrant and whether a Registrant or its subsidiaries sponsor (S) or participate in and receives allocations (P) from those plans is shown in the table below.

Plan Sponsor	PPL	PPL Electric	LKE	LG&E	KU
PPL Services	S	P
WPD (a)	S
LKE			S	P	P
LG&E				S

(a)	Does not sponsor or participate in other postretirement benefits plans.

Management makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets. As such, annual net periodic defined benefit costs are recorded in current earnings or regulatory assets and liabilities based on estimated results. Any differences between actual and estimated results are recorded in AOCI, or in the case of PPL Electric, LG&E and KU, regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates. These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods. The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans. The significant assumptions are:

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

Assumption / Registrant	2018	2017
Discount rate
Pension - PPL (U.S.)	4.35%	3.70%
Pension - PPL (U.K.) Obligations	2.98%	2.65%
Pension - PPL (U.K.) Service Cost (a)	3.12%	2.73%
Pension - PPL (U.K.) Interest Cost (a)	2.62%	2.31%
Pension - LKE	4.35%	3.69%
Pension - LG&E	4.33%	3.65%
Other Postretirement - PPL	4.31%	3.64%
Other Postretirement - LKE	4.32%	3.65%

Expected return on plan assets
Pension - PPL (U.S.)	7.25%	7.25%
Pension - PPL (U.K.)	7.21%	7.23%
Pension - LKE	7.25%	7.25%
Pension - LG&E	7.25%	7.25%
Other Postretirement - PPL	6.46%	6.40%
Other Postretirement - LKE	7.00%	7.15%

Rate of compensation increase
Pension - PPL (U.S.)	3.79%	3.78%
Pension - PPL (U.K.)	3.50%	3.50%
Pension - LKE	3.50%	3.50%
Other Postretirement - PPL	3.76%	3.75%
Other Postretirement - LKE	3.50%	3.50%

(a)
WPD uses individual spot rates from the yield curve used to discount the benefit obligation to measure service cost and interest cost for the calculation of net periodic defined benefit cost. PPL's U.S. plans use a single discount rate derived from an individual bond matching model to measure the benefit obligation, service cost and interest cost. See Note 1 to the Financial Statements for additional details.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and AOCI or regulatory assets and liabilities. At December 31, 2018, the defined benefit plans were recorded in the Registrants' financial statements as follows.

	PPL	PPL Electric	LKE	LG&E	KU
Balance Sheet:
Regulatory assets (a)	$963	$558	$405	$249	$156
Regulatory liabilities	37	5	32	—	32
Pension assets	535	—	—	—	—
Pension liabilities	783	285	286	11	1
Other postretirement and postemployment benefit liabilities	239	120	100	69	31
AOCI (pre-tax)	3,209	—	121	—	—

Statement of Income:
Defined benefits expense	$(184)	$3	$24	$6	$3
Increase (decrease) from prior year	(97)	(9)	(9)	(5)	(2)

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15 year amortization period for actuarial gains and losses is recorded as a regulatory asset. At December 31, 2018, the balances were $45 million for PPL and LKE, $25 million for LG&E and $20 million for KU. See Note 7 to the Financial Statements for additional information.

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

Actuarial assumption
Discount Rate	(0.25%)
Expected Return on Plan Assets	(0.25%)
Rate of Compensation Increase	0.25%

	Increase (Decrease)	Increase (Decrease)	(Increase) Decrease	Increase (Decrease)	Increase (Decrease)
Actuarial assumption	Defined Benefit Asset	Defined Benefit Liabilities	AOCI (pre-tax)	Net Regulatory Assets	Defined Benefit Costs
PPL
Discount rates	$(296)	$134	$342	$88	$43
Expected return on plan assets	n/a	n/a	n/a	n/a	30
Rate of compensation increase	(44)	15	51	9	12

PPL Electric
Discount rates		55	—	55	7
Expected return on plan assets		n/a	—	n/a	4
Rate of compensation increase		6	—	6	1

LKE
Discount rates		57	24	33	8
Expected return on plan assets		n/a	n/a	n/a	4
Rate of compensation increase		7	4	3	2

LG&E
Discount rates		18	n/a	18	2
Expected return on plan assets		n/a	n/a	n/a	1
Rate of compensation increase		1	n/a	1	—

KU
Discount rates		15	n/a	15	2
Expected return on plan assets		n/a	n/a	n/a	1
Rate of compensation increase		2	n/a	2	—

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
In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant's 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% "bonus" depreciation PPL was eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. In the fourth quarter of 2018, PPL completed its analysis of the deductibility of executive compensation awarded as of November 2, 2017 and concluded that no material change to the provisional amounts is required.

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of December 31, 2018 with respect to all provisional amounts.

In 2018, the IRS issued proposed regulations for certain provisions of the TCJA, including interest deductibility, Base Erosion Anti-Avoidance Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI). PPL has determined that the proposed regulations related to BEAT and GILTI do not materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant.

Significant management judgment is also required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

Additionally, significant management judgment is required to determine the amount of benefit recognized related to an uncertain tax position. Tax positions are evaluated following a two-step process. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%. Management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

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

At December 31, 2018, no significant changes in unrecognized tax benefits are projected over the next 12 months.

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

See Note 6 to the Financial Statements for income tax disclosures, including the impact of the TCJA and management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested. Based on this conclusion, PPL Global does not record deferred U.S. federal income taxes on WPD's undistributed earnings.

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

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to the Registrants and other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the regulatory asset would be written-off. Additionally, the regulatory agencies can provide flexibility in the manner and timing of recovery of regulatory assets.

See Note 7 to the Financial Statements for regulatory assets and regulatory liabilities recorded at December 31, 2018 and 2017, as well as additional information on those regulatory assets and liabilities. All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.

(PPL)

WPD operates in an incentive-based regulatory structure under distribution licenses granted by Ofgem. As the regulatory model is incentive-based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP for entities subject to cost-based rate regulation and does not record regulatory assets and liabilities. Therefore, the accounting treatment of adjustments to base revenue and/or allowed revenue is evaluated based on revenue recognition guidance. See Note 1 to the Financial Statements for additional information.

Price Risk Management (PPL)

See "Financial Condition - Risk Management" above, as well as "Price Risk Management" in Note 1 to the Financial Statements.

Goodwill Impairment (PPL, LKE, LG&E and KU)

Goodwill is tested for impairment at the reporting unit level. PPL has determined its reporting units to be primarily at the same level as its reportable segments. LKE, LG&E and KU are individually single operating and reportable segments. A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit may be greater than the reporting unit's fair value. Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

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

When the two-step quantitative impairment test is elected or required as a result of the step zero assessment, in step one, PPL, LKE, LG&E and KU determine whether a potential impairment exists by comparing the estimated fair value of the reporting unit with its carrying amount, including goodwill, on the measurement date. If the estimated fair value exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the estimated fair value, the second step is performed to measure the amount of impairment loss, if any.

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

PPL, LKE, LG&E and KU elected to perform the two-step quantitative impairment test of goodwill for all reporting units in the fourth quarter of 2018. Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of the reporting units. Significant assumptions used in the discounted cash flows include discount and growth rates, outcomes of future rate filings, and projected operating and capital cash flows. Projected operating and capital cash flows is based on the Registrants' internal business plan, which assumes the occurrence of certain events in the future. Significant assumptions used in the market multiples include utility sector market performance and comparable transactions.

PPL's goodwill was $3.2 billion at December 31, 2018, which primarily consists of $2.4 billion related to the acquisition of WPD and $662 million related to the acquisition of LKE. The goodwill balances of LKE, LG&E and KU at December 31, 2018 were $996 million, $389 million and $607 million. Applying an appropriate weighting to both the discounted cash flow and market multiple valuations for the most recent impairment tests performed as of October 1, 2018 did not require the second-step assessment and did not result in any impairment.

A high degree of judgment is required in developing estimates related to fair value conclusions. A decrease in the forecasted cash flows of 10%, an increase in the discount rate by 0.25%, or a 10% decrease in the market multiples would not have resulted in an impairment of goodwill for these reporting units.

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

See Note 7 and Note 19 to the Financial Statements for additional information on AROs.

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

At December 31, 2018, the total recorded balances and information on the most significant recorded AROs were as follows.

		Most Significant AROs
	Total ARO Recorded	Amount Recorded	% of Total	Description
PPL	$347	$245	71	Ponds, landfills and natural gas mains
LKE	296	245	83	Ponds, landfills and natural gas mains
LG&E	103	81	79	Ponds, landfills and natural gas mains
KU	193	164	85	Ponds and landfills

The most significant assumptions surrounding AROs are the forecasted retirement costs (including the settlement dates and the timing of cash flows), the discount rates and the inflation rates. At December 31, 2018, a 10% increase to retirement cost would increase these ARO liabilities by $33 million. A 0.25% decrease in the discount rate would increase these ARO liabilities by $4 million and a 0.25% increase in the inflation rate would increase these ARO liabilities by $3 million. There would be no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of these changes in assumptions.

Revenue Recognition - Unbilled Revenues (LKE, LG&E and KU)

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of the actual meter reads taken throughout the month, estimates are recorded for unbilled revenues at the end of each reporting period. For LG&E and KU, such unbilled revenue amounts reflect estimates of deliveries to customers since the date of the last reading of their meters. The unbilled revenue estimates reflect consideration of factors including daily load models, estimated usage for each customer class, the effect of current and different rate schedules, the meter read schedule, the billing schedule, actual weather data and where applicable, the impact of weather normalization or other regulatory provisions of rate structures. See "Unbilled revenues" on the Registrants' Balance Sheets for balances at December 31, 2018 and 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 14, 2019

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of PPL Corporation
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PPL Corporation and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 14, 2019, expressed an unqualified opinion on those financial statements.

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
February 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowner and the Board of Directors of PPL Electric Utilities Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
February 14, 2019

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Sole Member and the Board of Directors of LG&E and KU Energy LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LG&E and KU Energy LLC and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
February 14, 2019

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Louisville Gas and Electric Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Louisville Gas and Electric Company (the “Company”) as of December 31, 2018 and 2017, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
February 14, 2019

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholder and the Board of Directors of Kentucky Utilities Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Kentucky Utilities Company (the “Company”) as of December 31, 2018 and 2017, the related statements of income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Louisville, Kentucky
February 14, 2019
We have served as the Company’s auditor since 2015.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2018	2017	2016
Operating Revenues	$7,785	$7,447	$7,517

Operating Expenses
Operation
Fuel	799	759	791
Energy purchases	745	685	706
Other operation and maintenance	1,983	1,802	1,857
Depreciation	1,094	1,008	926
Taxes, other than income	312	292	301
Total Operating Expenses	4,933	4,546	4,581

Operating Income	2,852	2,901	2,936

Other Income (Expense) - net	396	(88)	502

Interest Expense	963	901	888

Income Before Income Taxes	2,285	1,912	2,550

Income Taxes	458	784	648

Net Income	$1,827	$1,128	$1,902

Earnings Per Share of Common Stock:
Net Income Available to PPL Common Shareowners:
Basic	$2.59	$1.64	$2.80
Diluted	$2.58	$1.64	$2.79

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	704,439	685,240	677,592
Diluted	708,619	687,334	680,446

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2018	2017	2016
Net income	$1,827	$1,128	$1,902

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($2), ($1), ($4)	(444)	538	(1,107)
Qualifying derivatives, net of tax of ($9), $19, ($18)	36	(79)	91
Defined benefit plans:
Prior service costs, net of tax of $3, $0, $2	(11)	—	(3)
Net actuarial gain (loss), net of tax of $44, $72, $40	(187)	(308)	(61)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Qualifying derivatives, net of tax of $6, ($18), $21	(29)	73	(91)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0	—	1	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), ($1)	2	1	1
Net actuarial (gain) loss, net of tax of ($36), ($37), ($35)	142	130	121
Total other comprehensive income (loss)	(491)	356	(1,050)

Comprehensive income	$1,336	$1,484	$852

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$1,827	$1,128	$1,902
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,094	1,008	926
Amortization	78	97	80
Defined benefit plans - (income)	(192)	(95)	(40)
Deferred income taxes and investment tax credits	355	707	560
Unrealized (gains) losses on derivatives, and other hedging activities	(186)	178	19
Stock compensation expense	26	38	28
Other	(3)	(9)	(12)
Change in current assets and current liabilities
Accounts receivable	28	(33)	(15)
Accounts payable	78	(10)	57
Unbilled revenues	41	(48)	(63)
Fuel, materials and supplies	17	40	(3)
Customer deposits	(35)	16	(50)
Regulatory assets and liabilities, net	13	(12)	(59)
Other current liabilities	(22)	6	(6)
Other	33	(5)	55
Other operating activities
Defined benefit plans - funding	(361)	(565)	(427)
Proceeds from transfer of excess benefit plan funds	65	—	—
Other assets	(75)	32	33
Other liabilities	40	(12)	(95)
Net cash provided by operating activities	2,821	2,461	2,890
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(3,238)	(3,133)	(2,920)
Purchase of available-for-sale securities	(65)	—	—
Other investing activities	(58)	(28)	(6)
Net cash used in investing activities	(3,361)	(3,161)	(2,926)
Cash Flows from Financing Activities
Issuance of long-term debt	1,059	1,515	1,342
Retirement of long-term debt	(277)	(168)	(930)
Issuance of common stock	698	453	144
Payment of common stock dividends	(1,133)	(1,072)	(1,030)
Net increase in short-term debt	363	115	29
Other financing activities	(20)	(19)	6
Net cash provided by (used in) financing activities	690	824	(439)
Effect of Exchange Rates on Cash, Cash Equivalents and Restricted Cash	(18)	15	(28)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	132	139	(503)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	511	372	875
Cash, Cash Equivalents and Restricted Cash at End of Period	$643	$511	$372

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$910	$845	$854
Income taxes - net	$127	$65	$70
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$345	$360	$281
Accrued expenditures for intangible assets at December 31,	$64	$68	$117

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2018	2017
Assets
Current Assets
Cash and cash equivalents	$621	$485
Accounts receivable (less reserve: 2018, $56; 2017, $51)
Customer	663	681
Other	107	100
Unbilled revenues	496	543
Fuel, materials and supplies	303	320
Prepayments	70	66
Price risk management assets	109	49
Other current assets	63	50
Total Current Assets	2,432	2,294

Property, Plant and Equipment
Regulated utility plant	39,734	38,228
Less: accumulated depreciation - regulated utility plant	7,310	6,785
Regulated utility plant, net	32,424	31,443
Non-regulated property, plant and equipment	355	384
Less: accumulated depreciation - non-regulated property, plant and equipment	101	110
Non-regulated property, plant and equipment, net	254	274
Construction work in progress	1,780	1,375
Property, Plant and Equipment, net	34,458	33,092

Other Noncurrent Assets
Regulatory assets	1,673	1,504
Goodwill	3,162	3,258
Other intangibles	716	697
Pension benefit asset	535	284
Price risk management assets	228	215
Other noncurrent assets	192	135
Total Other Noncurrent Assets	6,506	6,093

Total Assets	$43,396	$41,479

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2018	2017
Liabilities and Equity
Current Liabilities
Short-term debt	$1,430	$1,080
Long-term debt due within one year	530	348
Accounts payable	989	924
Taxes	110	105
Interest	278	282
Dividends	296	273
Customer deposits	257	292
Regulatory liabilities	122	95
Other current liabilities	551	624
Total Current Liabilities	4,563	4,023

Long-term Debt	20,069	19,847

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,796	2,462
Investment tax credits	126	129
Accrued pension obligations	771	800
Asset retirement obligations	264	312
Regulatory liabilities	2,714	2,704
Other deferred credits and noncurrent liabilities	436	441
Total Deferred Credits and Other Noncurrent Liabilities	7,107	6,848

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - $0.01 par value (a)	7	7
Additional paid-in capital	11,021	10,305
Earnings reinvested	4,593	3,871
Accumulated other comprehensive loss	(3,964)	(3,422)
Total Equity	11,657	10,761

Total Liabilities and Equity	$43,396	$41,479

(a)	1,560,000 shares authorized; 720,323 and 693,398 shares issued and outstanding at December 31, 2018 and December 31, 2017.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Shareowners
	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive loss	Total
December 31, 2015	673,857	$7	$9,687	$2,953	$(2,728)	$9,919
Common stock issued	5,874		185			185
Stock-based compensation			(31)			(31)
Net income				1,902		1,902
Dividends and dividend equivalents (b)				(1,033)		(1,033)
Other comprehensive income (loss)					(1,050)	(1,050)
Adoption of stock-based compensation guidance cumulative effect adjustment (Note 1)				7		7
December 31, 2016	679,731	$7	$9,841	$3,829	$(3,778)	$9,899

Common stock issued	13,667		482			482
Stock-based compensation			(18)			(18)
Net income				1,128		1,128
Dividends and dividend equivalents (b)				(1,086)		(1,086)
Other comprehensive income (loss)					356	356
December 31, 2017	693,398	$7	$10,305	$3,871	$(3,422)	$10,761

Common stock issued	26,925		718			718
Stock-based compensation			(2)			(2)
Net income				1,827		1,827
Dividends and dividend equivalents (b)				(1,156)		(1,156)
Other comprehensive income (loss)					(491)	(491)
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment (Note 1)				51	(51)	—
December 31, 2018	720,323	$7	$11,021	$4,593	$(3,964)	$11,657

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented at any shareowners' meeting.

(b)	Dividends declared per share of common stock at December 31, 2018, 2017 and 2016: $1.64, $1.58 and $1.52.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2018	2017	2016
Operating Revenues	$2,277	$2,195	$2,156

Operating Expenses
Operation
Energy purchases	544	507	535
Other operation and maintenance	578	572	602
Depreciation	352	309	253
Taxes, other than income	109	107	105
Total Operating Expenses	1,583	1,495	1,495

Operating Income	694	700	661

Other Income (Expense) - net	23	12	20

Interest Income from Affiliate	8	5	—

Interest Expense	159	142	129

Income Before Income Taxes	566	575	552

Income Taxes	136	213	212

Net Income (a)	$430	$362	$340

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$430	$362	$340
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	352	309	253
Amortization	22	33	32
Defined benefit plans - expense	3	12	11
Deferred income taxes and investment tax credits	125	258	221
Other	(4)	(8)	(13)
Change in current assets and current liabilities
Accounts receivable	47	(57)	16
Accounts payable	10	3	58
Unbilled revenues	7	(13)	(23)
Prepayments	1	3	43
Regulatory assets and liabilities	(19)	(5)	(62)
Taxes payable	4	(4)	(12)
Other	10	(1)	(7)
Other operating activities
Defined benefit plans - funding	(28)	(24)	—
Other assets	(37)	15	19
Other liabilities	55	(3)	(4)
Net cash provided by operating activities	978	880	872

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,192)	(1,244)	(1,125)
Expenditures for intangible assets	(4)	(10)	(9)
Other investing activities	3	2	4
Net cash used in investing activities	(1,193)	(1,252)	(1,130)

Cash Flows from Financing Activities
Issuance of long-term debt	398	470	224
Retirement of long-term debt	—	—	(224)
Contributions from PPL	429	575	220
Payment of common stock dividends to parent	(390)	(336)	(288)
Net increase (decrease) in short-term debt	—	(295)	295
Other financing activities	(4)	(6)	(3)
Net cash provided by financing activities	433	408	224

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	218	36	(34)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	51	15	49
Cash, Cash Equivalents and Restricted Cash at End of Period	$269	$51	$15

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$144	$128	$115
Income taxes - net	$(20)	$4	$(48)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$158	$133	$126

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2018	2017
Assets
Current Assets
Cash and cash equivalents	$267	$49
Accounts receivable (less reserve: 2018, $27; 2017, $24)
Customer	264	279
Other	38	71
Accounts receivable from affiliates	11	—
Unbilled revenues	120	127
Materials and supplies	25	34
Prepayments	5	6
Regulatory assets	11	16
Other current assets	9	6
Total Current Assets	750	588

Property, Plant and Equipment
Regulated utility plant	11,637	10,785
Less: accumulated depreciation - regulated utility plant	2,856	2,778
Regulated utility plant, net	8,781	8,007
Construction work in progress	586	508
Property, Plant and Equipment, net	9,367	8,515

Other Noncurrent Assets
Regulatory assets	824	709
Intangibles	260	259
Other noncurrent assets	42	11
Total Other Noncurrent Assets	1,126	979

Total Assets	$11,243	$10,082

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)

	2018	2017
Liabilities and Equity
Current Liabilities
Accounts payable	$418	$386
Accounts payable to affiliates	25	31
Taxes	12	8
Interest	37	36
Regulatory liabilities	74	86
Other current liabilities	101	98
Total Current Liabilities	667	645

Long-term Debt	3,694	3,298

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,320	1,154
Accrued pension obligations	282	246
Regulatory liabilities	675	668
Other deferred credits and noncurrent liabilities	144	79
Total Deferred Credits and Other Noncurrent Liabilities	2,421	2,147

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	364	364
Additional paid-in capital	3,158	2,729
Earnings reinvested	939	899
Total Equity	4,461	3,992

Total Liabilities and Equity	$11,243	$10,082

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2018 and December 31, 2017.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2015	66,368	$364	$1,934	$821	$3,119
Net income				340	340
Capital contributions from parent			220		220
Dividends declared on common stock				(288)	(288)
December 31, 2016	66,368	$364	$2,154	$873	$3,391

Net income				362	362
Capital contributions from parent			575		575
Dividends declared on common stock				(336)	(336)
December 31, 2017	66,368	$364	$2,729	$899	$3,992

Net income				430	430
Capital contributions from parent			429		429
Dividends declared on common stock				(390)	(390)
December 31, 2018	66,368	$364	$3,158	$939	$4,461

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2018	2017	2016
Operating Revenues	$3,214	$3,156	$3,141

Operating Expenses
Operation
Fuel	799	759	791
Energy purchases	201	178	171
Other operation and maintenance	848	801	798
Depreciation	475	439	404
Taxes, other than income	70	65	62
Total Operating Expenses	2,393	2,242	2,226

Operating Income	821	914	915

Other Income (Expense) - net	(16)	(8)	(15)

Interest Expense	206	197	197

Interest Expense with Affiliate	25	18	17

Income Before Income Taxes	574	691	686

Income Taxes	129	375	257

Net Income	$445	$316	$429

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2018	2017	2016
Net income	$445	$316	$429

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Defined benefit plans:
Prior service costs, net of tax of $0, $1, $0	—	(2)	—
Net actuarial gain (loss), net of tax of ($2), $13, $18	7	(23)	(27)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Equity investees' other comprehensive (income) loss, net of tax of $0, $0, $0	—	1	(1)
Defined benefit plans:
Prior service costs, net of tax of $0, ($1), ($1)	2	1	2
Net actuarial (gain) loss, net of tax of ($3), ($2), ($1)	8	5	2
Total other comprehensive income (loss)	17	(18)	(24)

Comprehensive income	$462	$298	$405

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$445	$316	$429
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	475	439	404
Amortization	18	24	29
Defined benefit plans - expense	17	25	27
Deferred income taxes and investment tax credits	94	294	291
Other	(4)	—	—
Change in current assets and current liabilities
Accounts receivable	1	(12)	(31)
Accounts payable	39	(9)	24
Accounts payable to affiliates	2	2	1
Unbilled revenues	34	(33)	(23)
Fuel, materials and supplies	7	45	2
Regulatory assets and liabilities, net	32	(7)	1
Taxes payable	(3)	27	(7)
Other	(24)	41	(6)
Other operating activities
Defined benefit plans - funding	(131)	(35)	(85)
Settlement of interest rate swaps	—	—	(9)
Expenditures for asset retirement obligations	(72)	(34)	(26)
Other assets	(24)	8	2
Other liabilities	9	8	4
Net cash provided by operating activities	915	1,099	1,027
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,117)	(892)	(791)
Other investing activities	1	4	1
Net cash used in investing activities	(1,116)	(888)	(790)
Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	(112)	62	109
Issuance of long-term note with affiliate	250	—	—
Issuance of long-term debt	118	160	221
Retirement of long-term debt	(27)	(70)	(246)
Distributions to member	(302)	(402)	(316)
Contributions from member	—	—	61
Net increase (decrease) in short-term debt	270	59	(80)
Other financing activities	(2)	(3)	(3)
Net cash provided by (used in) financing activities	195	(194)	(254)
Net Increase (Decrease) in Cash and Cash Equivalents	(6)	17	(17)
Cash and Cash Equivalents at Beginning of Period	30	13	30
Cash and Cash Equivalents at End of Period	$24	$30	$13

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$218	$204	$198
Income taxes - net	$46	$48	$(24)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$150	$174	$104

 The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2018	2017
Assets
Current Assets
Cash and cash equivalents	$24	$30
Accounts receivable (less reserve: 2018, $27; 2017, $25)
Customer	239	246
Other	63	44
Unbilled revenues	169	203
Fuel, materials and supplies	248	254
Prepayments	25	25
Regulatory assets	25	18
Other current assets	—	8
Total Current Assets	793	828

Property, Plant and Equipment
Regulated utility plant	13,721	13,187
Less: accumulated depreciation - regulated utility plant	2,125	1,785
Regulated utility plant, net	11,596	11,402
Construction work in progress	1,018	627
Property, Plant and Equipment, net	12,614	12,029

Other Noncurrent Assets
Regulatory assets	849	795
Goodwill	996	996
Other intangibles	78	86
Other noncurrent assets	82	68
Total Other Noncurrent Assets	2,005	1,945

Total Assets	$15,412	$14,802

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

	2018	2017
Liabilities and Equity
Current Liabilities
Short-term debt	$514	$244
Long-term debt due within one year	530	98
Notes payable with affiliates	113	225
Accounts payable	366	338
Accounts payable to affiliates	9	7
Customer deposits	61	58
Taxes	63	66
Price risk management liabilities	4	4
Regulatory liabilities	48	9
Interest	32	32
Asset retirement obligations	82	85
Other current liabilities	126	161
Total Current Liabilities	1,948	1,327

Long-term Debt
Long-term debt	4,322	4,661
Long-term debt to affiliate	650	400
Total Long-term Debt	4,972	5,061

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	956	866
Investment tax credits	126	129
Price risk management liabilities	16	22
Accrued pension obligations	282	365
Asset retirement obligations	214	271
Regulatory liabilities	2,039	2,036
Other deferred credits and noncurrent liabilities	136	162
Total Deferred Credits and Other Noncurrent Liabilities	3,769	3,851

Commitments and Contingent Liabilities (Notes 7 and 13)

Member's equity	4,723	4,563

Total Liabilities and Equity	$15,412	$14,802

The accompanying Notes to Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
LG&E and KU Energy LLC and Subsidiaries
(Millions of Dollars)

Member's Equity
December 31, 2015	$4,517
Net income	429
Contributions from member	61
Distributions to member	(316)
Other comprehensive income (loss)	(24)
December 31, 2016	$4,667

Net income	$316
Distributions to member	(402)
Other comprehensive income (loss)	(18)
December 31, 2017	$4,563

Net income	$445
Distributions to member	(302)
Other comprehensive income (loss)	17
December 31, 2018	$4,723

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2018	2017	2016
Operating Revenues
Retail and wholesale	$1,467	$1,422	$1,406
Electric revenue from affiliate	29	31	24
Total Operating Revenues	1,496	1,453	1,430

Operating Expenses
Operation
Fuel	308	292	301
Energy purchases	183	160	153
Energy purchases from affiliate	13	10	14
Other operation and maintenance	376	350	350
Depreciation	195	183	170
Taxes, other than income	36	33	32
Total Operating Expenses	1,111	1,028	1,020

Operating Income	385	425	410

Other Income (Expense) – net	(12)	(10)	(10)

Interest Expense	76	71	71

Income Before Income Taxes	297	344	329

Income Taxes	64	131	126

Net Income (a)	$233	$213	$203

(a)	Net income equals comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$233	$213	$203
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	195	183	170
Amortization	14	14	14
Defined benefit plans - expense	3	7	8
Deferred income taxes and investment tax credits	60	126	147
Other	—	1	—
Change in current assets and current liabilities
Accounts receivable	4	(7)	(22)
Accounts receivable from affiliates	—	4	(16)
Accounts payable	10	(7)	31
Accounts payable to affiliates	1	(4)	1
Unbilled revenues	14	(16)	(8)
Fuel, materials and supplies	4	12	8
Regulatory assets and liabilities, net	5	(5)	(1)
Taxes payable	1	(15)	20
Other	(10)	16	(2)
Other operating activities
Defined benefit plans - funding	(61)	(4)	(46)
Settlement of interest rate swaps	—	—	(9)
Expenditures for asset retirement obligations	(22)	(15)	(18)
Other assets	(12)	5	—
Other liabilities	4	4	2
Net cash provided by operating activities	443	512	482
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(554)	(458)	(439)
Net cash used in investing activities	(554)	(458)	(439)
Cash Flows from Financing Activities
Issuance of long-term debt	100	160	125
Retirement of long-term debt	—	(70)	(150)
Payment of common stock dividends to parent	(156)	(192)	(128)
Contributions from parent	83	30	71
Net increase in short-term debt	80	30	27
Other financing activities	(1)	(2)	(2)
Net cash provided by (used in) financing activities	106	(44)	(57)
Net Increase (Decrease) in Cash and Cash Equivalents	(5)	10	(14)
Cash and Cash Equivalents at Beginning of Period	15	5	19
Cash and Cash Equivalents at End of Period	$10	$15	$5

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$71	$65	$65
Income taxes - net	$7	$22	$(43)
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$61	$92	$56

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2018	2017
Assets
Current Assets
Cash and cash equivalents	$10	$15
Accounts receivable (less reserve: 2018, $1; 2017, $1)
Customer	110	116
Other	30	13
Unbilled revenues	77	91
Accounts receivable from affiliates	24	24
Fuel, materials and supplies	127	131
Prepayments	12	11
Regulatory assets	21	12
Other current assets	—	3
Total Current Assets	411	416

Property, Plant and Equipment
Regulated utility plant	5,816	5,587
Less: accumulated depreciation - regulated utility plant	741	614
Regulated utility plant, net	5,075	4,973
Construction work in progress	514	305
Property, Plant and Equipment, net	5,589	5,278

Other Noncurrent Assets
Regulatory assets	431	411
Goodwill	389	389
Other intangibles	47	53
Other noncurrent assets	16	12
Total Other Noncurrent Assets	883	865

Total Assets	$6,883	$6,559

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Louisville Gas and Electric Company
(Millions of Dollars, shares in thousands)

	2018	2017
Liabilities and Equity
Current Liabilities
Short-term debt	$279	$199
Long-term debt due within one year	434	98
Accounts payable	172	179
Accounts payable to affiliates	26	23
Customer deposits	29	27
Taxes	26	25
Price risk management liabilities	4	4
Regulatory liabilities	17	3
Interest	11	11
Asset retirement obligations	23	24
Other current liabilities	39	52
Total Current Liabilities	1,060	645

Long-term Debt	1,375	1,611

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	628	572
Investment tax credits	34	35
Price risk management liabilities	16	22
Accrued pension obligations	11	45
Asset retirement obligations	80	97
Regulatory liabilities	915	919
Other deferred credits and noncurrent liabilities	77	86
Total Deferred Credits and Other Noncurrent Liabilities	1,761	1,776

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	424	424
Additional paid-in capital	1,795	1,712
Earnings reinvested	468	391
Total Equity	2,687	2,527

Total Liabilities and Equity	$6,883	$6,559

(a)	75,000 shares authorized; 21,294 shares issued and outstanding at December 31, 2018 and December 31, 2017.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Louisville Gas and Electric Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Total
December 31, 2015	21,294	$424	$1,611	$295	$2,330
Net income				203	203
Capital contributions from LKE			71		71
Cash dividends declared on common stock				(128)	(128)
December 31, 2016	21,294	$424	$1,682	$370	$2,476

Net income				213	213
Capital contributions from LKE			30		30
Cash dividends declared on common stock				(192)	(192)
December 31, 2017	21,294	$424	$1,712	$391	$2,527

Net income				233	233
Capital contributions from LKE			83		83
Cash dividends declared on common stock				(156)	(156)
December 31, 2018	21,294	$424	$1,795	$468	$2,687

(a) Shares in thousands. All common shares of LG&E stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

(THIS PAGE LEFT BLANK INTENTIONALLY.)

STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2018	2017	2016
Operating Revenues
Retail and wholesale	$1,747	$1,734	$1,735
Electric revenue from affiliate	13	10	14
Total Operating Revenues	1,760	1,744	1,749

Operating Expenses
Operation
Fuel	491	467	490
Energy purchases	18	18	18
Energy purchases from affiliate	29	31	24
Other operation and maintenance	441	423	422
Depreciation	279	255	234
Taxes, other than income	34	32	30
Total Operating Expenses	1,292	1,226	1,218

Operating Income	468	518	531

Other Income (Expense) – net	(6)	(4)	(7)

Interest Expense	100	96	96

Income Before Income Taxes	362	418	428

Income Taxes	76	159	163

Net Income (a)	$286	$259	$265

(a)	Net income approximates comprehensive income.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars)

	2018	2017	2016
Cash Flows from Operating Activities
Net income	$286	$259	$265
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	279	255	234
Amortization	3	9	14
Defined benefit plans - expense	—	4	5
Deferred income taxes and investment tax credits	48	152	126
Other	(4)	—	(1)
Change in current assets and current liabilities
Accounts receivable	(4)	(5)	(8)
Accounts payable	29	—	(10)
Accounts payable to affiliates	(3)	(6)	15
Unbilled revenues	20	(17)	(15)
Fuel, materials and supplies	3	32	(6)
Regulatory assets and liabilities, net	27	(2)	2
Taxes payable	5	(26)	25
Other	(3)	9	(4)
Other operating activities
Defined benefit plans - funding	(54)	(23)	(20)
Expenditures for asset retirement obligations	(50)	(19)	(8)
Other assets	(12)	3	(6)
Other liabilities	11	9	(2)
Net cash provided by operating activities	581	634	606
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(562)	(432)	(350)
Other investing activities	1	4	1
Net cash used in investing activities	(561)	(428)	(349)
Cash Flows from Financing Activities
Issuance of long-term debt	18	—	96
Retirement of long-term debt	(27)	—	(96)
Payment of common stock dividends to parent	(246)	(226)	(248)
Contributions from parent	45	—	20
Net increase (decrease) in short-term debt	190	29	(32)
Other financing activities	(1)	(1)	(1)
Net cash used in financing activities	(21)	(198)	(261)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	8	(4)
Cash and Cash Equivalents at Beginning of Period	15	7	11
Cash and Cash Equivalents at End of Period	$14	$15	$7

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$95	$92	$89
Income taxes - net	$25	$34	$13
Significant non-cash transactions:
Accrued expenditures for property, plant and equipment at December 31,	$88	$82	$47

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2018	2017
Assets
Current Assets
Cash and cash equivalents	$14	$15
Accounts receivable (less reserve: 2018, $2; 2017, $1)
Customer	129	130
Other	34	30
Unbilled revenues	92	112
Fuel, materials and supplies	121	123
Prepayments	11	14
Regulatory assets	4	6
Other current assets	—	5
Total Current Assets	405	435

Property, Plant and Equipment
Regulated utility plant	7,895	7,592
Less: accumulated depreciation - regulated utility plant	1,382	1,170
Regulated utility plant, net	6,513	6,422
Construction work in progress	503	321
Property, Plant and Equipment, net	7,016	6,743

Other Noncurrent Assets
Regulatory assets	418	384
Goodwill	607	607
Other intangibles	31	33
Other noncurrent assets	63	52
Total Other Noncurrent Assets	1,119	1,076

Total Assets	$8,540	$8,254

The accompanying Notes to Financial Statements are an integral part of the financial statements.

BALANCE SHEETS AT DECEMBER 31,
Kentucky Utilities Company
(Millions of Dollars, shares in thousands)

	2018	2017
Liabilities and Equity
Current Liabilities
Short-term debt	$235	$45
Long-term debt due within one year	96	—
Accounts payable	171	137
Accounts payable to affiliates	53	53
Customer deposits	32	31
Taxes	24	19
Regulatory liabilities	31	6
Interest	16	16
Asset retirement obligations	59	61
Other current liabilities	35	46
Total Current Liabilities	752	414

Long-term Debt	2,225	2,328

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	735	691
Investment tax credits	92	94
Accrued pension obligations	1	36
Asset retirement obligations	134	174
Regulatory liabilities	1,124	1,117
Other deferred credits and noncurrent liabilities	35	43
Total Deferred Credits and Other Noncurrent Liabilities	2,121	2,155

Commitments and Contingent Liabilities (Notes 7 and 13)

Equity
Common stock - no par value (a)	308	308
Additional paid-in capital	2,661	2,616
Earnings reinvested	473	433
Total Equity	3,442	3,357

Total Liabilities and Equity	$8,540	$8,254

(a)	80,000 shares authorized; 37,818 shares issued and outstanding at December 31, 2018 and December 31, 2017.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

STATEMENTS OF EQUITY
Kentucky Utilities Company
(Millions of Dollars)

	Common stock shares outstanding (a)	Common stock	Additional paid-in capital	Earnings reinvested	Accumulated other comprehensive income (loss)	Total
December 31, 2015	37,818	$308	$2,596	$383	$—	$3,287
Net income				265		265
Capital contributions from LKE			20			20
Cash dividends declared on common stock				(248)		(248)
Other comprehensive income (loss)					(1)	(1)
December 31, 2016	37,818	$308	$2,616	$400	$(1)	$3,323

Net income				259		259
Cash dividends declared on common stock				(226)		(226)
Other comprehensive income (loss)					1	1
December 31, 2017	37,818	$308	$2,616	$433	$—	$3,357

Net income				286		286
Capital contributions from LKE			45			45
Cash dividends declared on common stock				(246)		(246)
December 31, 2018	37,818	$308	$2,661	$473	$—	$3,442

(a)	Shares in thousands. All common shares of KU stock are owned by LKE.

The accompanying Notes to Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO FINANCIAL STATEMENTS

Index to Combined Notes to Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the Registrants to which the footnotes apply:

Registrant
	PPL	PPL Electric	LKE	LG&E	KU
1. Summary of Significant Accounting Policies	x	x	x	x	x
2. Segment and Related Information	x	x	x	x	x
3. Revenue from Contracts with Customers	x	x	x	x	x
4. Preferred Securities	x	x		x	x
5. Earnings Per Share	x
6. Income and Other Taxes	x	x	x	x	x
7. Utility Rate Regulation	x	x	x	x	x
8. Financing Activities	x	x	x	x	x
9. Leases	x		x	x	x
10. Stock-Based Compensation	x	x	x
11. Retirement and Postemployment Benefits	x	x	x	x	x
12. Jointly Owned Facilities	x		x	x	x
13. Commitments and Contingencies	x	x	x	x	x
14. Related Party Transactions		x	x	x	x
15. Other Income (Expense) - net	x	x
16. Fair Value Measurements	x	x	x	x	x
17. Derivative Instruments and Hedging Activities	x	x	x	x	x
18. Goodwill and Other Intangible Assets	x	x	x	x	x
19. Asset Retirement Obligations	x		x	x	x
20. Accumulated Other Comprehensive Income (Loss)	x		x
21. New Accounting Guidance Pending Adoption	x	x	x	x	x

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

(PPL, LKE, LG&E and KU)

LKE is a utility holding company with cost-based rate-regulated utility operations through its subsidiaries, LG&E and KU. LG&E and KU are engaged in the generation, transmission, distribution and sale of electricity. LG&E also engages in the distribution and sale of natural gas. LG&E and KU maintain their separate identities and serve customers in Kentucky under their respective names. KU also serves customers in Virginia under the Old Dominion Power name.

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

(All Registrants)

PPL Electric, LG&E and KU are cost-based rate-regulated utilities for which rates are set by regulators to enable PPL Electric, LG&E and KU to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders. Base rates are generally established based on a future test period. As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by GAAP and reflect the effects of regulatory actions. Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates. The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense. Regulatory liabilities are recognized for amounts expected to be returned through future regulated customer rates. In certain cases, regulatory liabilities are recorded based on an understanding or agreement with the regulator that rates have been set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose. The accounting for regulatory assets and regulatory liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC or the applicable state regulatory commissions. See Note 7 for additional details regarding regulatory matters.

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

Revenue

(PPL)

Operating Revenues

For the years ended December 31, the Statements of Income "Operating Revenues" line item contains revenue from the following:

	2018	2017	2016
Domestic electric and gas revenues (a)	$5,491	$5,351	$5,297
U.K. operating revenues (b)	2,268	2,091	2,207
Domestic - other	26	5	13
Total	$7,785	$7,447	$7,517

(a)	Represents revenues from cost-based rate-regulated generation, transmission and/or distribution in Pennsylvania, Kentucky and Virginia, including regulated wholesale revenue.

(b)	Primarily represents regulated electricity distribution revenues from the operation of WPD's distribution networks.

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

PPL Electric's, LG&E's and KU's base rates are determined based on cost of service. Some regulators have also authorized the use of additional alternative revenue programs, which enable PPL Electric, LG&E and KU to adjust rates in the future as a result of past activities or completed events. Revenues from alternative revenue programs are recognized when the specific events permitting future billings have occurred. Revenues from alternative revenue programs are required to be presented separately from revenues from contracts with customers. These amounts are, however, presented as revenues from contracts with customers, with an offsetting adjustment to alternative revenue program revenue, when they are billed to customers in future periods. See Note 3 for additional information.
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

As the regulatory model is incentive based rather than a cost recovery model, WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. Therefore, the accounting treatment of adjustments to base demand revenue and/or allowed revenue is evaluated based on revenue recognition accounting guidance.

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

•
Correction Factor - During the current price control period, WPD sets its tariffs to recover allowed revenue. However, in any fiscal period, WPD's revenue could be negatively affected if its tariffs and the volume delivered do not fully recover the revenue allowed for a particular period. Conversely, WPD could also over-recover revenue. Over and under-recoveries are subtracted from or added to allowed revenue in future years when they are billed to customers, known as the "Correction Factor" or "K-factor." Over and under-recovered amounts arising for the periods beginning with the 2014/15 regulatory year and refunded/recovered under RIIO-ED1 are refunded/recovered on a two year lag (previously one year). Therefore the 2015/16 over/under-recovery adjustment occurred in the 2017/18 regulatory year.

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

Accounts receivable are written off in the period in which the receivable is deemed uncollectible.

The changes in the allowance for doubtful accounts were:

		Additions
	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions (a)	Balance at End of Period
PPL
2018	$51	$41	$3	$39	$56
2017	54	28	(1)	30	51
2016	41	44	—	31	54

PPL Electric
2018	$24	$29	$—	$26	$27
2017	28	18	—	22	24
2016	16	35	—	23	28

LKE
2018	$25	$10	$3	$11	$27
2017	24	8	(1)	6	25
2016	23	8	—	7	24

LG&E
2018	$1	$4	$1	$5	$1
2017	2	2	(1)	2	1
2016	1	2	1	2	2

KU
2018	$1	$5	$2	$6	$2
2017	2	4	(1)	4	1
2016	2	4	—	4	2

(a)	Primarily related to uncollectible accounts written off.

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

(PPL)

Investments in Debt Securities

Investments in debt securities are classified as held-to-maturity and measured at amortized cost when there is an intent and ability to hold the securities to maturity. Debt securities held principally to capitalize on fluctuations in their value with the intention of selling them in the near-term are classified as trading. All other investments in debt securities are classified as available-for-sale. Both trading and available-for-sale securities are carried at fair value. The specific identification method is used to calculate realized gains and losses on debt securities. Unrealized gains and losses on available-for-sale debt securities are reported in other comprehensive income until realized.

The criteria for determining whether a decline in fair value of a debt security is other than temporary and whether the other-than-temporary impairment is recognized in earnings or reported in OCI require that when a debt security is in an unrealized loss position and:

•	there is an intent or a requirement to sell the security before recovery, the other-than-temporary impairment is recognized currently in earnings; or

•
there is no intent or requirement to sell the security before recovery, the portion of the other-than-temporary impairment that is considered a credit loss is recognized currently in earnings and the remainder of the other-than-temporary impairment is reported in OCI, net of tax; or

•	there is no intent or requirement to sell the security before recovery and there is no credit loss, the unrealized loss is reported in OCI, net of tax.

(PPL, LKE, LG&E and KU)

Investments in Equity Securities

LG&E and KU each have an investment in OVEC, which is recorded at cost. The investment is recorded in "Other noncurrent assets" on the PPL, LKE, LG&E and KU Balance Sheets. LG&E and KU and ten other electric utilities are equity owners of OVEC. OVEC's power is currently supplied to LG&E and KU and 11 other companies affiliated with the various owners. LG&E and KU own 5.63% and 2.5% of OVEC's common stock. Pursuant to a power purchase agreement, LG&E and KU are contractually entitled to their ownership percentage of OVEC's output, which is approximately 120 MW for LG&E and approximately 53 MW for KU.

LG&E's and KU's combined investment in OVEC is not significant. The direct exposure to loss as a result of LG&E's and KU's involvement with OVEC is generally limited to the value of their investments; however, LG&E and KU are responsible for a pro-rata share of certain OVEC obligations, pursuant to their power purchase contract with OVEC. As part of PPL's acquisition of LKE, the value of the power purchase contract was recorded as an intangible asset with an offsetting regulatory liability, both of which are being amortized using the units-of-production method until March 2026. For information relating to the bankruptcy filing of a co-sponsor of OVEC and potential impact, see footnote (f) under “Guarantees and Other Assurances” in Note 13. See also Notes 7, 13 and 18 for additional discussion of the power purchase agreement.

Long-Lived and Intangible Assets

Property, Plant and Equipment

(All Registrants)

PP&E is recorded at original cost, unless impaired. PP&E acquired in business combinations is recorded at fair value at the time of acquisition. If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset. Original cost for constructed assets includes material, labor, contractor costs, certain overheads and financing costs, where applicable. The cost of repairs and minor replacements are charged to expense as incurred. The Registrants record costs associated with planned major maintenance projects in the period in which the costs are incurred. No costs associated with planned major maintenance projects are accrued to PP&E in advance of the period in which the work is performed. LG&E and KU accrue costs of removal net of estimated salvage value through depreciation, which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices. Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred. For LKE, LG&E and

KU, all ARO depreciation expenses are reclassified to a regulatory asset. See "Asset Retirement Obligations" below and Note 7 for additional information. PPL Electric records net costs of removal when incurred as a regulatory asset. The regulatory asset is subsequently amortized through depreciation over a five-year period, which is recoverable in customer rates in accordance with regulatory practices.

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

(PPL)

PPL capitalizes interest costs as part of construction costs. Capitalized interest, including the debt component of AFUDC for PPL, was $15 million in 2018 and $11 million in 2017 and 2016.

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

Following are the weighted-average annual rates of depreciation, for regulated utility plant, for the years ended December 31:

	2018	2017	2016
PPL	2.77%	2.65%	2.73%
PPL Electric	3.01%	2.86%	2.63%
LKE	3.69%	3.64%	3.69%
LG&E	3.63%	3.63%	3.58%
KU	3.74%	3.66%	3.77%

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

PPL, LKE, LG&E and KU review goodwill for impairment at the reporting unit level annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value. Additionally, goodwill must be tested for impairment in circumstances when a portion of goodwill has been allocated to a business to be disposed. PPL's, LKE's, LG&E's and KU's reporting units are primarily at the operating segment level.

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

PPL, LKE, LG&E and KU elected to bypass the qualitative step zero evaluation of goodwill and quantitatively tested the goodwill of all reporting units for impairment as of the fourth quarter of 2018. No impairment was recognized.

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

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO. Any change to the capitalized asset, positive or negative, is generally amortized over the remaining life of the associated long-lived asset. See Note 7 and Note 19 for additional information on AROs.

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

In selecting the discount rate for its U.K. pension plans, WPD starts with a cash flow analysis of the expected benefit payment stream for its plans. These plan-specific cash flows are matched against a spot-rate yield curve to determine the assumed discount rate. The spot-rate yield curve uses an iBoxx British pounds sterling denominated corporate bond index as its base. From this base, those bonds with the lowest and highest yields are eliminated to develop an appropriate subset of bonds. WPD uses the single weighted-average discount rate derived from the spot rates to discount the benefit obligation. In addition, the spot rates that match the cash flows associated with the service cost and interest cost are used to discount those components of net periodic defined benefit cost.

See Note 7 for a discussion of the regulatory treatment of defined benefit costs and Note 11 for a discussion of defined benefits.

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

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant's 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% "bonus" depreciation PPL was eligible to claim in its 2017 federal income tax return;

and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. In the fourth quarter of 2018, PPL completed its analysis of the deductibility of executive compensation awarded as of November 2, 2017 and concluded that no material change to the provisional amounts is required. See Note 6 to the Financial Statements for the final amounts reported in PPL's 2017 federal income tax return, provisional adjustment amounts for the year ended December 31, 2017, the related measurement period adjustments and the resulting tax impact for 2018.

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of December 31, 2018 with respect to all provisional amounts.

In 2018, the IRS issued proposed regulations for certain provisions of the TCJA, including interest deductibility, Base Erosion Anti-Avoidance Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI). PPL has determined that the proposed regulations related to BEAT and GILTI do not materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant.
Significant management judgment is also required in developing the Registrants' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns, valuation allowances on deferred tax assets and whether the undistributed earnings of WPD are considered indefinitely reinvested.

Additionally, significant management judgment is also required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Registrants use a two-step process to evaluate tax positions. The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained. This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Registrants in future periods.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

The Registrants record valuation allowances to reduce deferred income tax assets to the amounts that are more likely than not to be realized. The Registrants consider the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and subsequently reevaluating the need for valuation allowances. If the Registrants determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made. Likewise, if the Registrants determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made.

The Registrants defer investment tax credits when the credits are utilized and amortize the deferred amounts over the average lives of the related assets.

The Registrants recognize tax-related interest and penalties in "Income Taxes" on their Statements of Income.

The Registrants use the portfolio approach method of accounting for deferred taxes related to pre-tax other comprehensive income or loss transactions. The portfolio approach involves a strict period-by-period cumulative incremental allocation of income taxes to the change in income and losses reflected in OCI. Under this approach, the net cumulative tax effect is ignored.

The net change in pre-tax income and losses recorded in AOCI under this approach would be eliminated only on the date the entire balance is sold or otherwise disposed of.

See Note 6 for additional discussion regarding income taxes, including the impact of the TCJA and management's conclusion that the undistributed earnings of WPD are considered indefinitely reinvested.

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

At December 31, the following intercompany tax receivables (payables) were recorded:

	2018	2017
PPL Electric	$19	$61
LKE	(16)	(23)
LG&E	—	—
KU	(5)	—

Taxes, Other Than Income (All Registrants)

The Registrants present sales taxes in "Other current liabilities" and PPL presents value-added taxes in "Taxes" on the Balance Sheets. These taxes are not reflected on the Statements of Income. See Note 6 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Other

(All Registrants)

Leases

The Registrants evaluate whether arrangements entered into contain leases for accounting purposes. See Note 9 for additional information.

Fuel, Materials and Supplies

Fuel, natural gas stored underground and materials and supplies are valued using the average cost method. Fuel costs for electric generation are charged to expense as used. For LG&E, natural gas supply costs are charged to expense as delivered to the distribution system. See Note 7 for further discussion of the fuel adjustment clause and gas supply clause.

(PPL, LKE, LG&E and KU)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31:

	PPL		LKE		LG&E		KU
	2018	2017	2018	2017	2018	2017	2018	2017
Fuel	$98	$107	$98	$107	$42	$45	$56	$62
Natural gas stored underground	41	43	41	43	41	43	—	—
Materials and supplies	164	170	109	104	44	43	65	61
Total	$303	$320	$248	$254	$127	$131	$121	$123

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

The adoption of this guidance did not have a material impact on the Registrants' revenue recognition policies. See Note 3 for the required disclosures resulting from the adoption of this standard.

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

For PPL, the non-service cost components of net periodic benefit costs were in a net credit position for the twelve months ended December 31, 2018. The non-service cost credits that would have been capitalized under previous guidance, but are now recorded as income within "Other Income (Expense) - net," were $22 million ($17 million after-tax or $0.02 per share) for the twelve months ended December 31, 2018. For PPL Electric, LG&E and KU, non-service costs or credits that would have been capitalized under previous guidance are now recognized as a regulatory asset or regulatory liability, as applicable, in accordance with regulatory approvals.

The following provides the non-service cost components of net periodic benefits (costs) or credits presented in "Other Income (Expense) - net" in 2018 and reclassified from "Other operation and maintenance" to "Other Income (Expense) - net" in 2017 and 2016 on the Statements of Income as a result of the adoption.

	2018	2017	2016
PPL	$257	$167	$112
PPL Electric	5	1	3
LKE	4	(5)	(6)
LG&E	(2)	(5)	(5)
KU	3	(1)	(2)

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following provides a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the Balance Sheets that sum to the total of the same amounts shown on the Statements of Cash Flows:

	PPL		PPL Electric
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cash and cash equivalents	$621	$485	$267	$49
Restricted cash - current	3	3	2	2
Restricted cash - noncurrent (a)	19	23	—	—
Total Cash, Cash Equivalents and Restricted Cash	$643	$511	$269	$51

(a)	Primarily consists of funds received by WPD, which are to be spent on approved initiatives to support a low carbon environment.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (PPL and LKE)

Effective October 1, 2018, prospectively adopted accounting guidance that gives entities the option to reclassify tax effects stranded within AOCI as a result of the TCJA to retained earnings. The reclassification applies only to those stranded tax effects arising from the TCJA enactment.

The adoption of this guidance resulted in PPL and LKE reclassifying $51 million and $18 million of deferred tax effects (primarily related to pension and other post-retirement benefits) stranded in AOCI as a result of the TCJA to retained earnings.

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

"Corporate and Other" primarily includes financing costs incurred at the corporate level that have not been allocated or assigned to the segments, certain other unallocated costs, as well as the financial results of Safari Energy, which is presented to reconcile segment information to PPL's consolidated results.

Income Statement data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2018	2017	2016
Operating Revenues from external customers (a)
U.K. Regulated	$2,268	$2,091	$2,207
Kentucky Regulated	3,214	3,156	3,141
Pennsylvania Regulated	2,277	2,195	2,156
Corporate and Other	26	5	13
Total	$7,785	$7,447	$7,517

Depreciation
U.K. Regulated	$247	$230	$233
Kentucky Regulated	475	439	404
Pennsylvania Regulated	352	309	253
Corporate and Other	20	30	36
Total	$1,094	$1,008	$926

Amortization (b)
U.K. Regulated	$34	$34	$16
Kentucky Regulated	18	24	29
Pennsylvania Regulated	22	33	32
Corporate and Other	4	6	3
Total	$78	$97	$80

Unrealized (gains) losses on derivatives and other hedging activities (c)
U.K. Regulated	$(190)	$166	$13
Kentucky Regulated	6	6	6
Corporate and Other	(2)	6	—
Total	$(186)	$178	$19

Interest Expense
U.K. Regulated	$413	$397	$402
Kentucky Regulated	274	261	260
Pennsylvania Regulated	159	142	129
Corporate and Other	117	101	97
Total	$963	$901	$888

Income Before Income Taxes
U.K. Regulated	$1,339	$804	$1,479
Kentucky Regulated	531	645	640
Pennsylvania Regulated	567	575	550
Corporate and Other	(152)	(112)	(119)
Total	$2,285	$1,912	$2,550

	2018	2017	2016

Income Taxes (d)
U.K. Regulated	$225	$152	$233
Kentucky Regulated	120	359	242
Pennsylvania Regulated	136	216	212
Corporate and Other	(23)	57	(39)
Total	$458	$784	$648

Deferred income taxes and investment tax credits (e)
U.K. Regulated	$118	$66	$31
Kentucky Regulated	94	294	291
Pennsylvania Regulated	125	257	221
Corporate and Other	18	90	17
Total	$355	$707	$560

Net Income
U.K. Regulated	$1,114	$652	$1,246
Kentucky Regulated	411	286	398
Pennsylvania Regulated	431	359	338
Corporate and Other	(129)	(169)	(80)
Total	$1,827	$1,128	$1,902

(a)	See Note 1 for additional information on Operating Revenues.

(b)	Represents non-cash expense items that include amortization of regulatory assets, debt discounts and premiums and debt issuance costs.

(c)	Includes unrealized gains and losses from economic activity. See Note 17 for additional information.

(d)	Represents both current and deferred income taxes, including investment tax credits. See Note 6 for additional information on the impact of the TCJA in 2018 and 2017.

(e)	Represents a non-cash expense item that is also included in "Income Taxes."

Cash Flow data for the segments and reconciliation to PPL's consolidated results for the years ended December 31 are as follows:

	2018	2017	2016
Expenditures for long-lived assets
U.K. Regulated	$954	$1,015	$1,031
Kentucky Regulated	1,117	892	791
Pennsylvania Regulated	1,196	1,254	1,134
Corporate and Other	1	10	1
Total	$3,268	$3,171	$2,957

The following provides Balance Sheet data for the segments and reconciliation to PPL's consolidated results as of:

	As of December 31,
	2018	2017
Total Assets
U.K. Regulated (a)	$16,700	$16,813
Kentucky Regulated	15,078	14,468
Pennsylvania Regulated	11,257	10,082
Corporate and Other (b)	361	116
Total	$43,396	$41,479

(a)
Includes $12.4 billion and $12.5 billion of net PP&E as of December 31, 2018 and December 31, 2017. WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

(b)	Primarily consists of unallocated items, including cash, PP&E, goodwill, the elimination of inter-segment transactions as well as the assets of Safari Energy.

Geographic data for the years ended December 31 are as follows:

	2018	2017	2016
Revenues from external customers
U.K.	$2,268	$2,091	$2,207
U.S.	5,517	5,356	5,310
Total	$7,785	$7,447	$7,517

	As of December 31,
	2018	2017
Long-Lived Assets
U.K.	$12,791	$12,851
U.S.	22,384	20,936
Total	$35,175	$33,787

(PPL Electric, LKE, LG&E and KU)

PPL Electric has two operating segments that are aggregated into a single reportable segment. LKE, LG&E and KU are individually single operating and reportable segments.

3. Revenue from Contracts with Customers

(All Registrants)

The following is a description of the principal activities from which the Registrants and PPL’s segments generate their revenues.

(PPL)

U.K. Regulated Segment Revenue

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

(PPL and PPL Electric)

Pennsylvania Regulated Segment Revenue

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

(PPL, LKE, LG&E and KU)

Kentucky Regulated Segment Revenue

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

(All Registrants)

The following table reconciles "Operating Revenues" included in each Registrant's Statement of Income with revenues generated from contracts with customers for the year ended December 31:

	2018
	PPL	PPL Electric	LKE	LG&E	KU
Operating Revenues (a)	$7,785	$2,277	$3,214	$1,496	$1,760
Revenues derived from:
Alternative revenue programs (b)	32	(6)	38	12	26
Other (c)	(38)	(12)	(17)	(5)	(12)
Revenues from Contracts with Customers	$7,779	$2,259	$3,235	$1,503	$1,774

(a)
PPL includes $2.3 billion for the year ended December 31, 2018 of revenues from external customers reported by the U.K. Regulated segment. PPL Electric and LKE represent revenues from external customers reported by the Pennsylvania Regulated and Kentucky Regulated segments. See Note 2 for additional information.

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

As discussed in Note 2, PPL's segments are segmented by geographic location. Revenues from external customers for each segment/geographic location are reconciled to revenues from contracts with customers in the table above. For PPL Electric, revenues from contracts with customers are further disaggregated by distribution and transmission, which were $1.9 billion and $405 million for the year ended December 31, 2018.

The following table shows revenues from contracts with customers disaggregated by customer class for the year ended December 31:

	2018
	PPL	PPL Electric	LKE	LG&E	KU
Licensed energy suppliers (a)	$2,127	$—	$—	$—	$—
Residential	2,704	1,379	1,325	666	659
Commercial	1,233	368	865	455	410
Industrial	624	54	570	180	390
Other (b)	489	53	278	129	149
Wholesale - municipal	118	—	118	—	118
Wholesale - other (c)	79	—	79	73	48
Transmission	405	405	—	—	—
Revenues from Contracts with Customers	$7,779	$2,259	$3,235	$1,503	$1,774

(a)	Represents customers of WPD.

(b)	Primarily includes revenues from pole attachments, street lighting, other public authorities and other non-core businesses.

(c)	Includes wholesale power and transmission revenues. LG&E and KU amounts include intercompany power sales and transmission revenues, which are eliminated upon consolidation at LKE.

Contract receivables from customers are primarily included in "Accounts receivable - Customer" and "Unbilled revenues" on the Balance Sheets. For PPL Electric, the "Accounts receivable - Customer" balance includes purchased receivables from alternative electricity suppliers. See Note 7 for additional information regarding the purchase of receivables program.

The following table shows the accounts receivable balances from contracts with customers that were impaired for the year ended December 31:

2018
PPL	$34
PPL Electric	24
LKE	9
LG&E	4
KU	5

The following table shows the balances of contract liabilities resulting from contracts with customers.

	PPL	PPL Electric	LKE	LG&E	KU
Contract liabilities as of December 31, 2017	$29	$19	$8	$4	$4
Contract liabilities as of December 31, 2018	42	23	9	5	4

The following table shows the revenue recognized in 2018 that was included in the contract liability balance at the beginning of the year.

2018
PPL	$21
PPL Electric	8
LKE	8
LG&E	4
KU	4

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

At December 31, 2018, PPL had $49 million of performance obligations attributable to Corporate and Other that have not been satisfied. Of this amount, PPL expects to recognize approximately $37 million within the next 12 months.

4. Preferred Securities

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock. No PPL preferred stock was issued or outstanding in 2018, 2017 or 2016.

(PPL Electric)

PPL Electric is authorized to issue up to 20,629,936 shares of preferred stock. No PPL Electric preferred stock was issued or outstanding in 2018, 2017 or 2016.

(LG&E)

LG&E is authorized to issue up to 1,720,000 shares of preferred stock at a $25 par value and 6,750,000 shares of preferred stock without par value. LG&E had no preferred stock issued or outstanding in 2018, 2017 or 2016.

(KU)

KU is authorized to issue up to 5,300,000 shares of preferred stock and 2,000,000 shares of preference stock without par value. KU had no preferred or preference stock issued or outstanding in 2018, 2017 or 2016.

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

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) for the periods ended December 31, used in the EPS calculation are:

	2018	2017	2016
Income (Numerator)
Net income	$1,827	$1,128	$1,902
Less amounts allocated to participating securities	2	2	6
Net income available to PPL common shareowners - Basic and Diluted	$1,825	$1,126	$1,896

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	704,439	685,240	677,592
Add incremental non-participating securities:
Share-based payment awards (a)	445	2,094	2,854
Forward sale agreements	3,735	—	—
Weighted-average shares - Diluted EPS	708,619	687,334	680,446

Basic EPS
Net Income available to PPL common shareowners	$2.59	$1.64	$2.80

Diluted EPS
Net Income available to PPL common shareowners	$2.58	$1.64	$2.79

(a)	The Treasury Stock Method was applied to non-participating share-based payment awards.

For the year ended December 31, PPL issued common stock related to stock-based compensation plans and DRIP as follows (in thousands):

2018
Stock-based compensation plans (a)	720
DRIP	1,974

(a)	Includes stock options exercised, vesting of performance units, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors.

See Note 8 for additional information on common stock issued under ATM Program and settlement of a portion of the PPL common stock forward sale agreements.

For the years ended December 31, the following shares (in thousands) were excluded from the computations of diluted EPS because the effect would have been antidilutive:

	2018	2017	2016
Stock options	172	696	696
Performance units	—	—	176
Restricted stock units	11	—	—

6. Income and Other Taxes

(All Registrants)
Tax Cuts and Jobs Act (TCJA)

On December 22, 2017, President Trump signed into law the TCJA. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA included significant changes to the taxation of corporations, including provisions specifically applicable to regulated public utilities. The more significant changes that impact the Registrants were:

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

Under GAAP, the tax effect of changes in tax laws must be recognized in the period in which the law is enacted, or December 2017 for the TCJA. The changes enacted by the TCJA were recorded as an adjustment to the Registrants' deferred tax provisions, and have been reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$321	$(13)	$112	$—	$—

The components of these adjustments are discussed below:

Reduction of U.S. Federal Corporate Income Tax Rate

GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the Registrants' deferred taxes were remeasured based upon the U.S. federal corporate income tax rate of 21%. For PPL’s regulated entities, the changes in deferred taxes were, in large part, recorded as an offset to either a regulatory asset or regulatory liability and will be reflected in future rates charged to customers. The tax rate reduction impacts on non-regulated deferred tax assets and liabilities were recorded as an adjustment to the Registrants' deferred tax provisions, and have been reflected in "Income Taxes" on the Statement of Income for the year ended December 31, 2017 as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Income tax expense (benefit)	$220	$(13)	$112	$—	$—

As indicated in Note 1 - "Summary of Significant Accounting Policies - Income Taxes", PPL’s U.S. regulated operations' accounting for income taxes are impacted by rate regulation. Therefore, reductions in accumulated deferred income tax balances due to the reduction in the U.S. federal corporate income tax rate to 21% under the provisions of the TCJA will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers over a period of time. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. Refunds of other deferred taxes either have been or will be determined by the Registrants’ regulators. The Balance Sheets at December 31, 2017 reflect the increase to the Registrants' net regulatory liabilities as a result of the TCJA as follows:

	PPL	PPL Electric	LKE	LG&E	KU
Net Increase in Regulatory Liabilities	$2,185	$1,019	$1,166	$532	$634

Transition Tax

The TCJA included a conversion from a worldwide tax system to a territorial tax system, effective January 1, 2018. In the transition to the territorial regime, a one-time transition tax was imposed on PPL’s unrepatriated accumulated foreign earnings in 2017. These earnings were treated as a taxable deemed dividend to PPL of approximately $462 million for purposes of the 2017 tax provision. As the PPL consolidated U.S. group had a taxable loss for 2017, inclusive of the taxable deemed dividend, the foreign tax credits associated with the deemed dividend were recorded as a deferred tax asset. However, it is expected that under the TCJA, the current and prior year foreign tax credit carryforwards will not be fully realizable.

As a result, the net deferred income tax expense impact of the deemed repatriation was $101 million and was recorded in "Income Taxes" on the PPL Statement of Income for the year ended December 31, 2017 and "Deferred tax liabilities" on the PPL Balance Sheet at December 31, 2017.

2018 Impacts of TCJA

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

In the third quarter of 2018, PPL filed its consolidated federal income tax return, which was prepared using guidance issued by the U.S. Treasury Department and the IRS since the filing of each Registrant's 2017 Form 10-K. Accordingly, the Registrants have updated the following provisional amounts and now consider them to be complete: (1) the amount of the deemed dividend and associated foreign tax credits relating to the transition tax imposed on accumulated foreign earnings as of December 31, 2017; (2) the amount of accelerated 100% "bonus" depreciation PPL was eligible to claim in its 2017 federal income tax return; and (3) the related impacts on PPL's 2017 consolidated federal net operating loss to be carried forward to future periods. In addition, the Registrants recorded the tax impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on the changes to deferred tax assets and liabilities resulting from the completed provisional amounts. The completed provisional amounts related to the tax rate reduction had an insignificant impact on the net regulatory liabilities of PPL's U.S. regulated operations. In the fourth quarter of 2018, PPL completed its analysis of the deductibility of executive compensation awarded as of November 2, 2017 and concluded that no material change to the provisional amounts is required. The final amounts reported in PPL's 2017 federal income tax return, provisional amounts for the year ended December 31, 2017, the related measurement period adjustments, and the resulting tax impact for the year ended December 31,2018 are as follows.

	Taxable Income (Loss) (a)
	Adjustments per 2017 Tax Return	Adjustments per 2017 Tax Provision	2018 Adjustments
PPL
Deemed Dividend	$397	$462	$(65)
Bonus Depreciation (b)	(67)	—	(67)
Consolidated Federal Net Operating Loss due to the TCJA (c)	(330)	(462)	132
Total	$—	$—	$—

PPL Electric
Bonus Depreciation (b)	$(39)	$—	$(39)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	(68)	(105)	37
Total	$(107)	$(105)	$(2)

LKE
Bonus Depreciation (b)	$(28)	$—	$(28)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	(32)	(45)	13
Total	$(60)	$(45)	$(15)

LG&E
Bonus Depreciation (b)	$(17)	$—	$(17)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	17	—	17
Total	$—	$—	$—

KU
Bonus Depreciation (b)	$(11)	$—	$(11)
Consolidated Federal Net Operating Loss reallocated due to the TCJA (c)	11	—	11
Total	$—	$—	$—

(a)	The above table reflects, for each item, the amount subject to change as a result of the TCJA and does not reflect the total amount of each item included in the return and the provision.

(b)
The TCJA increased the bonus depreciation percentage from 50% to 100% for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2018. Increases in tax depreciation reduce the Registrants' taxes payable and increase net deferred tax liabilities with no impact to “Income Taxes” on the Statements of Income.

(c)
An increase in the consolidated federal net operating loss reduces net deferred tax liabilities with the opposite effect if there is a decrease in the consolidated federal net operating loss. These increases or decreases have no impact to “Income Taxes” on the Statements of Income.

	Income Tax Expense (Benefit)
	Adjustments per 2017 Tax Return	Adjustments per 2017 Tax Provision	2018 Adjustments
PPL
Deemed Dividend	$139	$161	$(22)
Foreign Tax Credits	(157)	(205)	48
Valuation of Foreign Tax Credit Carryforward	110	145	(35)
Reduction in U.S. federal income tax rate	229	220	9
Total	$321	$321	$—

PPL Electric
Reduction in U.S. federal income tax rate	$(13)	$(13)	$—

LKE
Reduction in U.S. federal income tax rate	$110	$112	$(2)

The Registrants' accounting related to the effects of the TCJA on financial results for the period ended December 31, 2017 is complete as of December 31, 2018 with respect to all provisional amounts.

In 2018, the IRS issued proposed regulations for certain provisions of the TCJA, including interest deductibility, Base Erosion Anti-Avoidance Tax (BEAT), and Global Intangible Low-Taxed Income (GILTI). PPL has determined that the proposed regulations related to BEAT and GILTI do not materially change PPL's current interpretation of the statutory impact of these rules on the company. Proposed regulations relating to the limitation on the deductibility of interest expense were issued in November 2018 and such regulations provide detailed rules implementing the broader statutory provisions. These proposed regulations should not apply to the Registrants until the year in which the regulations are issued in final form, which is expected to be 2019. It is uncertain what form the final regulations will take and, therefore, the Registrants cannot predict what impact the final regulations will have on the tax deductibility of interest expense. However, if the proposed regulations were issued as final in their current form, the Registrants could have a limitation on a portion of their interest expense deduction for tax purposes and such limitation could be significant.

(PPL)

"Income Before Income Taxes" included the following:

	2018	2017	2016
Domestic income	$1,127	$874	$1,463
Foreign income	1,158	1,038	1,087
Total	$2,285	$1,912	$2,550

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards. The provision for PPL's deferred income taxes for regulated assets and liabilities is based upon the ratemaking principles of the applicable jurisdiction. See Notes 1 and 7 for additional information.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and the U.K.

Significant components of PPL's deferred income tax assets and liabilities were as follows:

	2018	2017
Deferred Tax Assets
Deferred investment tax credits	$31	$33
Regulatory liabilities	87	68
Income taxes due to customer	479	499
Accrued pension and postretirement costs	277	232
Federal loss carryforwards	325	356
State loss carryforwards	419	409
Federal and state tax credit carryforwards	392	455
Foreign capital loss carryforwards	313	329
Foreign loss carryforwards	1	2
Foreign - regulatory obligations	—	2
Foreign - other	9	7
Contributions in aid of construction	139	134
Domestic - other	81	102
Unrealized losses on qualifying derivatives	7	10
Valuation allowances	(808)	(838)
Total deferred tax assets	1,752	1,800

Deferred Tax Liabilities
Domestic plant - net	3,359	3,168
Regulatory assets	314	288
Reacquired debt costs	12	15
Foreign plant - net	724	726
Foreign - pensions	83	32
Domestic - other	28	9
Total deferred tax liabilities	4,520	4,238
Net deferred tax liability	$2,768	$2,438

State deferred taxes are determined on a by entity, by jurisdiction basis. As a result, $28 million and $24 million of net deferred tax assets are shown as "Other noncurrent assets" on the Balance Sheets for 2018 and 2017.

At December 31, 2018, PPL had the following loss and tax credit carryforwards, related deferred tax assets and valuation allowances recorded against the deferred tax assets.

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss carryforwards
Federal net operating losses	$1,519	$319	$—	2031-2037
Federal charitable contributions	29	6	—	2020-2022
State net operating losses	5,725	418	(370)	2019-2038
State charitable contributions	7	1	—	2020-2022
Foreign net operating losses	6	1	—	Indefinite
Foreign capital losses	1,842	313	(313)	Indefinite

Credit carryforwards
Federal investment tax credit	133	—	2025-2036
Federal alternative minimum tax credit (a)	15	—	Indefinite
Federal foreign tax credits (b)	218	(113)	2024-2027
Federal - other	25	(8)	2019-2038
State - other	1	—	Indefinite

(a)	The TCJA repealed the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017. The existing indefinite carryforward period for AMT credits was retained.

(b)	Includes $62 million of foreign tax credits carried forward from 2016 and $156 million of additional foreign tax credits from 2017 related to the taxable deemed dividend associated with the TCJA.

Valuation allowances have been established for the amount that, more likely than not, will not be realized. The changes in deferred tax valuation allowances were as follows:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts	Deductions		Balance at End of Period
2018	$838	$26		$—	$56	(a)	$808
2017	593	256	(b)	—	11		838
2016	662	17		2	88	(c)	593

(a)
Decrease in the valuation allowance of approximately $35 million due to the change in the total foreign tax credits available after finalization of the deemed dividend calculation required by the TCJA in 2017. In addition, the deferred tax assets and corresponding valuation allowances were reduced in 2018 by approximately $19 million due to the effect of foreign currency exchange rates.

(b)
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

(c)
The reduction of the U.K. statutory income tax rate in 2016 resulted in a $19 million reduction in deferred tax assets and corresponding valuation allowances. See "Reconciliation of Income Tax Expense" below for additional information on the impact of the U.K. Finance Act 2016. In addition, deferred tax assets and corresponding valuation allowances were reduced in 2016 by approximately $65 million due to the effect of foreign currency exchange rates.

PPL Global does not record U.S. income taxes on the unremitted earnings of WPD, as management has determined that such earnings are indefinitely reinvested. Current year distributions from WPD to the U.S. are sourced from a portion of the current year’s earnings of the WPD group. There have been no material changes to the facts underlying PPL’s assertion that historically reinvested earnings of WPD as well as some portion of current year earnings will continue to be indefinitely reinvested. WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings. Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or contemplate annual distributions from WPD in excess of some portion of WPD's future annual earnings. The cumulative undistributed earnings are included in "Earnings reinvested" on the Balance Sheets. The amount considered indefinitely reinvested at December 31, 2018 was $6.7 billion. The foregoing is not impacted by U.S. tax reform and the conversion from a worldwide to a participation exemption system. It is not practicable to estimate the amount of additional taxes that could be payable on these foreign earnings in the event of repatriation to the U.S.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows:

	2018	2017	2016
Income Tax Expense (Benefit)
Current - Federal	$(19)	$6	$(14)
Current - State	17	25	21
Current - Foreign	104	45	80
Total Current Expense	102	76	87
Deferred - Federal (a)	203	532	385
Deferred - State	100	88	89
Deferred - Foreign	107	133	86
Total Deferred Expense, excluding operating loss carryforwards	410	753	560

Amortization of investment tax credit	(3)	(3)	(3)
Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	(20)	(16)	25
Deferred - State	(31)	(26)	(21)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(51)	(42)	4
Total income taxes	$458	$784	$648

Total income tax expense - Federal	$161	$519	$393
Total income tax expense - State	86	87	89
Total income tax expense - Foreign	211	178	166
Total income taxes	$458	$784	$648

(a)	Due to the enactment of the TCJA, PPL recorded the following in 2017:

•	$220 million of deferred income tax expense related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities;

•	$162 million of deferred tax expense related to the utilization of current year losses resulting from the taxable deemed dividend; partially offset by,

•	$60 million of deferred tax benefits related to the $205 million of 2017 foreign tax credits partially offset by $145 million of valuation allowances.

In the table above, the following income tax expense (benefit) are excluded from income taxes.

	2018	2017	2016
Stock-based compensation recorded to Earnings reinvested	$—	$—	$(7)
Other comprehensive income	(6)	(34)	(6)
Valuation allowance on state deferred taxes recorded to other comprehensive income	—	(1)	1
Total	$(6)	$(35)	$(12)

	2018	2017	2016
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$480	$669	$893
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	40	46	46
Valuation allowance adjustments (b)	21	36	16
Impact of lower U.K. income tax rates(c)	(25)	(176)	(177)
U.S. income tax on foreign earnings - net of foreign tax credit (a)(d)	3	47	(42)
Foreign income return adjustments	—	(8)	2
Impact of the U.K. Finance Act on deferred tax balances (e)	(13)	(16)	(49)
Depreciation and other items not normalized	(11)	(10)	(10)
Amortization of excess deferred federal and state income taxes(f)	(37)	—	—
Interest benefit on U.K. financing entities	(17)	(16)	(17)
Stock-based compensation	4	(3)	(10)
Deferred tax impact of U.S. tax reform (g)	—	220	—
Deferred tax impact of Kentucky tax reform (h)	9	—	—
Other (i)	4	(5)	(4)
Total increase (decrease)	(22)	115	(245)
Total income taxes	$458	$784	$648
Effective income tax rate	20.0%	41.0%	25.4%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
During 2017, PPL recorded an increase in valuation allowances of $23 million primarily related to foreign tax credits recorded in 2016. The future utilization of these credits is expected to be lower as a result of the TCJA.

During 2018, 2017 and 2016, PPL recorded deferred income tax expense of $24 million, $16 million and $13 million for valuation allowances primarily related to increased Pennsylvania net operating loss carryforwards expected to be unutilized.

(c)	The reduction in the U.S. federal corporate income tax rate from 35% to 21% significantly reduced the difference between the U.K. and U.S. income tax rates in 2018 compared with 2017.

(d)	During 2017, PPL recorded a federal income tax benefit of $35 million primarily attributable to U.K. pension contributions.

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

(e)
The U.K. Finance Act 2016, enacted in September 2016, reduced the U.K. statutory income tax rate effective April 1, 2020 to 17%. As a result, PPL reduced its net deferred tax liabilities and recognized a $42 million deferred income tax benefit during 2016.

(f)
During 2018, PPL recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(g)	During 2017, PPL recorded deferred income tax expense related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(h)
During 2018, PPL recorded deferred income tax expense, primarily associated with LKE’s non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January, 1, 2018.

(i)
During 2018, PPL filed its consolidated federal income tax return, which included updates to the TCJA provisional amounts recorded in 2017. The adjustments to the various provisional amounts that are considered complete as of the filed tax return resulted in an immaterial impact to income tax expense and are discussed in the TCJA section above.

	2018	2017	2016
Taxes, other than income
State gross receipts	$103	$102	$100
State capital stock	—	(6)	—
Foreign property	134	127	135
Domestic Other	75	69	66
Total	$312	$292	$301

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

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2018	2017
Deferred Tax Assets
Accrued pension and postretirement costs	$110	$81
Contributions in aid of construction	118	117
Regulatory liabilities	35	25
Income taxes due to customers	181	193
State loss carryforwards	14	19
Federal loss carryforwards	79	91
Other	25	27
Total deferred tax assets	562	553

Deferred Tax Liabilities
Electric utility plant - net	1,681	1,544
Reacquired debt costs	6	8
Regulatory assets	176	150
Other	19	5
Total deferred tax liabilities	1,882	1,707
Net deferred tax liability	$1,320	$1,154

PPL Electric expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2018, PPL Electric had the following loss carryforwards and related deferred tax assets:

	Gross	Deferred Tax Asset	Expiration
Loss carryforwards
Federal net operating losses	$370	$78	2031-2037
Federal charitable contributions	6	1	2020-2022
State net operating losses	180	14	2031-2032
State charitable contributions	5	—	2020-2022

Credit carryforwards were insignificant at December 31, 2018.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were as follows.

	2018	2017	2016
Income Tax Expense (Benefit)
Current - Federal	$2	$(65)	$(29)
Current - State	9	20	19
Total Current Expense (Benefit)	11	(45)	(10)
Deferred - Federal (a)	96	234	193
Deferred - State	37	29	29
Total Deferred Expense, excluding operating loss carryforwards	133	263	222

Tax expense (benefit) of operating loss carryforwards
Deferred - Federal	(8)	(5)	—
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(8)	(5)	—
Total income taxes	$136	$213	$212

Total income tax expense - Federal	$90	$164	$164
Total income tax expense - State	46	49	48
Total income taxes	$136	$213	$212

(a)
Due to the enactment of the TCJA in 2017, PPL Electric recorded a $13 million deferred tax benefit related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities.

	2018	2017	2016
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$119	$201	$193
Increase (decrease) due to:
State income taxes, net of federal income tax benefit (a)	43	36	36
Depreciation and other items not normalized	(11)	(8)	(8)
Amortization of excess deferred federal income taxes (a)	(17)	—	—
Stock-based compensation	1	(2)	(6)
Deferred tax impact of U.S. tax reform (b)	—	(13)	—
Other	1	(1)	(3)
Total increase (decrease)	17	12	19
Total income taxes	$136	$213	$212
Effective income tax rate	24.0%	37.0%	38.4%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)	During 2017, PPL Electric recorded a deferred tax benefit related to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

	2018	2017	2016
Taxes, other than income
State gross receipts	$103	$102	$100
Property and other	6	5	5
Total	$109	$107	$105

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

Significant components of LKE's deferred income tax assets and liabilities were as follows:

	2018	2017
Deferred Tax Assets
Federal loss carryforwards	$142	$150
State loss carryforwards	33	41
Federal tax credit carryforwards	169	181
Contributions in aid of construction	21	17
Regulatory liabilities	52	43
Accrued pension and postretirement costs	92	100
Income taxes due to customers	299	305
Deferred investment tax credits	32	33
Valuation allowances	(8)	(8)
Other	29	33
Total deferred tax assets	861	895

Deferred Tax Liabilities
Plant - net	1,671	1,615
Regulatory assets	138	138
Other	8	8
Total deferred tax liabilities	1,817	1,761
Net deferred tax liability	$956	$866

At December 31, 2018, LKE had the following loss and tax credit carryforwards, related deferred tax assets, and valuation allowances recorded against the deferred tax assets.

	Gross	Deferred Tax Asset	Valuation Allowance	Expiration
Loss carryforwards
Federal net operating losses	$674	$142	$—	2031 - 2037
Federal charitable contributions	11	2	—	2020 - 2022
State net operating losses	848	33	—	2029 - 2038

Credit carryforwards
Federal investment tax credit	133	—	2025 - 2028, 2036
Federal alternative minimum tax credit (a)	14	—	Indefinite
Federal - other	22	(8)	2019-2038
State - other	1	—	Indefinite

(a)	The TCJA repealed the corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017. The existing indefinite carryforward period for AMT credits was retained.

Changes in deferred tax valuation allowances were:

	Balance at Beginning of Period	Additions		Deductions		Balance at End of Period
2018	$8	$—		$—		$8
2017	11	4	(a)	7	(b)	8
2016	12	—		1	(b)	11

(a)	Federal tax credits expiring in 2021 that are more likely than not to expire before being utilized.

(b)	Federal tax credit expiring.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income"

were:

	2018	2017	2016
Income Tax Expense (Benefit)
Current - Federal	$31	$74	$(36)
Current - State	4	6	1
Total Current Expense (Benefit)	35	80	(35)
Deferred - Federal (a)	65	268	248
Deferred - State	34	32	38
Total Deferred Expense, excluding benefits of operating loss carryforwards	99	300	286
Amortization of investment tax credit - Federal	(3)	(3)	(3)
Tax benefit of operating loss carryforwards
Deferred - Federal	(2)	(2)	10
Deferred - State	—	—	(1)
Total Tax Expense (Benefit) of Operating Loss Carryforwards	(2)	(2)	9
Total income taxes (b)	$129	$375	$257

Total income tax expense - Federal	$91	$337	$219
Total income tax expense - State	38	38	38
Total income taxes (b)	$129	$375	$257

(a)
Due to the enactment of the TCJA in 2017, LKE recorded $112 million of deferred income tax expense, of which $108 million related to the impact of the U.S. federal corporate income tax rate reduction from 35% to 21% on deferred tax assets and liabilities and $4 million related to valuation allowances on tax credits expiring in 2021.

(b)	Excludes deferred federal and state tax expense (benefit) recorded to OCI of $5 million in 2018, $(10) million in 2017 and $(16) million in 2016.

	2018	2017	2016
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$121	$242	$240
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	22	26	26
Amortization of investment tax credit	(3)	(3)	(3)
Amortization of excess deferred federal and state income taxes (b)	(20)	(2)	(1)
Stock-based compensation	1	1	(3)
Deferred tax impact of U.S. tax reform (c)	—	112	—
Deferred tax impact of state tax reform (d)	9	—	—
Other (e)	(1)	(1)	(2)
Total increase	8	133	17
Total income taxes	$129	$375	$257
Effective income tax rate	22.5%	54.3%	37.5%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
During 2018, LKE recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(c)	During 2017, LKE recorded deferred income tax expense primarily due to the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

(d)
During 2018, LKE recorded deferred income tax expense, primarily associated with LKE's non-regulated entities, due to the Kentucky corporate income tax rate reduction from 6% to 5%, as enacted by HB 487, effective January 1, 2018.

(e)
During 2018, PPL filed its consolidated federal income tax return, which included updates to the TCJA provisional amounts recorded in 2017. The adjustments to the various provisional amounts that are considered complete as of the filed tax return resulted in an immaterial impact to income tax expense and are discussed in the TCJA section above.

	2018	2017	2016
Taxes, other than income
Property and other	$70	$65	$62
Total	$70	$65	$62

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

Significant components of LG&E's deferred income tax assets and liabilities were as follows:

	2018	2017
Deferred Tax Assets
Federal loss carryforwards	$—	$29
Contributions in aid of construction	14	11
Regulatory liabilities	24	21
Accrued pension and postretirement costs	16	14
Deferred investment tax credits	9	9
Income taxes due to customers	139	142
Other	15	19
Total deferred tax assets	217	245

Deferred Tax Liabilities
Plant - net	751	724
Regulatory assets	88	88
Other	6	5
Total deferred tax liabilities	845	817
Net deferred tax liability	$628	$572

LG&E expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

At December 31, 2018 LG&E had $6 million of federal credit carryforwards that expire from 2036 - 2038.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2018	2017	2016
Income Tax Expense (Benefit)
Current - Federal	$—	$—	$(22)
Current - State	4	5	1
Total current Expense (Benefit)	4	5	(21)
Deferred - Federal	51	112	134
Deferred - State	10	14	18
Total Deferred Expense, excluding benefits of operating loss carryforwards	61	126	152
Amortization of investment tax credit - Federal	(1)	(1)	(1)
Tax benefit of operating loss carryforwards
Deferred - Federal	—	1	(4)
Total Tax Benefit of Operating Loss Carryforwards	—	1	(4)
Total income taxes	$64	$131	$126

Total income tax expense - Federal	$50	$112	$107
Total income tax expense - State	14	19	19
Total income taxes	$64	$131	$126

	2018	2017	2016
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$62	$120	$115
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	11	14	12
Amortization of investment tax credit	(1)	(1)	(1)
Amortization of excess deferred federal and state income taxes (b)	(8)	(1)	—
Other	—	(1)	—
Total increase	2	11	11
Total income taxes	$64	$131	$126
Effective income tax rate	21.5%	38.1%	38.3%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
During 2018, LG&E recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

	2018	2017	2016
Taxes, other than income
Property and other	$36	$33	$32
Total	$36	$33	$32

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

Significant components of KU's deferred income tax assets and liabilities were as follows:

	2018	2017
Deferred Tax Assets
Federal loss carryforwards	$—	$13
Contributions in aid of construction	7	6
Regulatory liabilities	28	22
Accrued pension and postretirement costs	7	7
Deferred investment tax credits	23	24
Income taxes due to customers	160	163
Other	3	8
Total deferred tax assets	228	243

Deferred Tax Liabilities
Plant - net	911	882
Regulatory assets	50	50
Other	2	2
Total deferred tax liabilities	963	934
Net deferred tax liability	$735	$691

KU expects to have adequate levels of taxable income to realize its recorded deferred income tax assets.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2018	2017	2016
Income Tax Expense (Benefit)
Current - Federal	$22	$—	$31
Current - State	6	7	5
Total Current Expense (Benefit)	28	7	36
Deferred - Federal	40	138	131
Deferred - State	10	16	19
Total Deferred Expense, excluding benefits of operating loss carryforwards	50	154	150
Amortization of investment tax credit - Federal	(2)	(2)	(2)
Tax benefit of operating loss carryforwards
Deferred - Federal	—	—	(21)
Total Tax Benefit of Operating Loss Carryforwards	—	—	(21)
Total income taxes	$76	$159	$163

Total income tax expense - Federal	$60	$136	$139
Total income tax expense - State	16	23	24
Total income taxes	$76	$159	$163

	2018	2017	2016
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate (a)	$76	$146	$150
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	13	15	16
Amortization of investment tax credit	(2)	(2)	(2)
Amortization of excess deferred federal and state income taxes (b)	(12)	(1)	(1)
Other	1	1	—
Total increase (decrease)	—	13	13
Total income taxes	$76	$159	$163
Effective income tax rate	21.0%	38.0%	38.1%

(a)	The U.S. federal corporate tax rate was reduced from 35% to 21%, as enacted by the TCJA, effective January 1, 2018.

(b)
During 2018, KU recorded lower income tax expense for the amortization of excess deferred income taxes that primarily resulted from the U.S. federal corporate income tax rate reduction from 35% to 21% enacted by the TCJA.

	2018	2017	2016
Taxes, other than income
Property and other	$34	$32	$30
Total	$34	$32	$30

Unrecognized Tax Benefits (All Registrants)

PPL or its subsidiaries file tax returns in four major tax jurisdictions. The income tax provisions for PPL Electric, LG&E and KU are calculated in accordance with an intercompany tax sharing agreement, which provides that taxable income be calculated as if each domestic subsidiary filed a separate consolidated return. Based on this tax sharing agreement, PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions, and LKE, LG&E and KU or their subsidiaries indirectly or directly file tax returns in two major tax jurisdictions. With few exceptions, at December 31, 2018, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows.

	PPL	PPL Electric	LKE	LG&E	KU
U.S. (federal)	2013 and prior	2013 and prior	2013 and prior	2013 and prior	2013 and prior
Pennsylvania (state)	2011 and prior	2011 and prior
Kentucky (state)	2013 and prior		2013 and prior	2013 and prior	2013 and prior
U.K. (foreign)	2015 and prior

Other

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

As indicated in Note 1, LG&E's and KU's accounting for income taxes is impacted by rate regulation. Therefore, reductions in regulated accumulated deferred income tax balances due to the reduction in the Kentucky corporate income tax rate to 5% under the provisions of HB 487 will result in amounts previously collected from utility customers for these deferred taxes to be refundable to such customers in future periods. In the second quarter of 2018, LG&E and KU recorded the impact of the reduced tax rate, related to the remeasurement of deferred income taxes, as an increase in regulatory liabilities of $16 million and $19 million. In a separate regulatory proceeding, LG&E and KU have requested to begin returning state excess deferred income taxes to customers in conjunction with the 2018 Kentucky base rate case, which was filed on September 28, 2018. See Note 7 for additional information related to the rate case proceedings. PPL is evaluating the impact, if any, of unitary or elective consolidated income tax reporting on all its Registrants.

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

(PPL, LKE and KU)

KU's Virginia base rates are calculated based on a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except the levelized fuel factor and regulatory assets or liabilities recorded for pension and postretirement benefits and AROs related to certain CCR impoundments, are excluded from the return on rate base utilized in the calculation of Virginia base rates, no return is earned on the related assets.

KU's rates to 10 municipal customers for wholesale power requirements are calculated based on annual updates to a formula rate that utilizes a return on rate base (net utility plant plus working capital less accumulated deferred income taxes and miscellaneous deductions). As all regulatory assets and liabilities, except regulatory assets recorded for AROs related to certain CCR impoundments, are excluded from the return on rate base utilized in the development of municipal rates, no return is earned on the related assets.

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

(All Registrants)

The following table provides information about the regulatory assets and liabilities of cost-based rate-regulated utility operations at December 31:

	PPL		PPL Electric
	2018	2017	2018	2017
Current Regulatory Assets:
Environmental cost recovery	$—	$5	$—	$—
Generation formula rate	—	6	—	—
Gas supply clause	12	4	—	—
Smart meter rider	11	15	11	15
Plant outage costs	10	3	—	—
Other	3	1	—	1
Total current regulatory assets (a)	$36	$34	$11	$16

Noncurrent Regulatory Assets:
Defined benefit plans	$963	$880	$558	$504
Taxes recoverable through future rates	3	3	3	3
Storm costs	56	33	22	—
Unamortized loss on debt	45	54	22	29
Interest rate swaps	20	26	—	—
Terminated interest rate swaps	87	92	—	—
Accumulated cost of removal of utility plant	200	173	200	173
AROs	273	234	—	—
Act 129 compliance rider	19	—	19	—
Other	7	9	—	—
Total noncurrent regulatory assets	$1,673	$1,504	$824	$709

Current Regulatory Liabilities:
Generation supply charge	$33	$34	$33	$34
Transmission service charge	3	9	3	9
Environmental cost recovery	16	1	—	—
Universal service rider	27	26	27	26
Transmission formula rate	3	9	3	9
TCJA customer refund	20	—	3	—
Storm damage expense rider	5	8	5	8
Other	15	8	—	—
Total current regulatory liabilities	$122	$95	$74	$86

	PPL		PPL Electric
	2018	2017	2018	2017
Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$674	$677	$—	$—
Power purchase agreement - OVEC	59	68	—	—
Net deferred taxes	1,826	1,853	629	668
Defined benefit plans	37	27	5	—
Terminated interest rate swaps	72	74	—	—
TCJA customer refund	41	—	41	—
Other	5	5	—	—
Total noncurrent regulatory liabilities	$2,714	$2,704	$675	$668

	LKE		LG&E		KU
	2018	2017	2018	2017	2018	2017
Current Regulatory Assets:
Plant outage costs	$10	$3	$7	$3	$3	$—
Generation formula rate	—	6	—	—	—	6
Gas supply clause	12	4	12	4	—	—
Other	3	5	2	5	1	—
Total current regulatory assets	$25	$18	$21	$12	$4	$6

Noncurrent Regulatory Assets:
Defined benefit plans	$405	$376	$249	$234	$156	$142
Storm costs	34	33	20	18	14	15
Unamortized loss on debt	23	25	15	16	8	9
Interest rate swaps	20	26	20	26	—	—
Terminated interest rate swaps	87	92	51	54	36	38
AROs	273	234	75	61	198	173
Other	7	9	1	2	6	7
Total noncurrent regulatory assets	$849	$795	$431	$411	$418	$384

Current Regulatory Liabilities:
Environmental cost recovery	$16	$1	$6	$—	$10	$1
Fuel adjustment clauses	—	3	—	—	—	3
Gas line tracker	2	3	2	3	—	—
TCJA customer refund	17	—	7	—	10	—
Generation formula Rate	7	—	—	—	7	—
Other	6	2	2	—	4	2
Total current regulatory liabilities	$48	$9	$17	$3	$31	$6

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$674	$677	$279	$282	$395	$395
Power purchase agreement - OVEC	59	68	41	47	18	21
Net deferred taxes	1,197	1,185	557	552	640	633
Defined benefit plans	32	27	—	—	32	27
Terminated interest rate swaps	72	74	36	37	36	37
Other	5	5	2	1	3	4
Total noncurrent regulatory liabilities	$2,039	$2,036	$915	$919	$1,124	$1,117

(a)	For PPL, these amounts are included in "Other current assets" on the Balance Sheets.

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

Effective January 1, 2018, the Registrants adopted new accounting guidance that changes the income statement presentation of net periodic benefit cost and limits the capitalization to the service cost component of net periodic benefit cost. The non-service costs or credits that would have been capitalized under previous guidance are still able to be recovered through future base rates and are therefore now recognized as a regulatory asset or liability and amortized over the weighted average useful life of the asset base on which those non-service costs would have been capitalized. As of December 31, 2018, the regulatory liability balances were $11 million for PPL, $5 million for PPL Electric and $6 million for LKE and KU. As of December 31, 2018, the regulatory asset balances were $1 million for PPL, LKE and LG&E.

(PPL, LKE, LG&E and KU)

As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between pension cost calculated in accordance with LG&E's and KU's pension accounting policy and pension cost calculated using a 15-year amortization period for actuarial gains and losses is recorded as a regulatory asset. As of December 31, 2018, the balances were $45 million for PPL and LKE, $25 million for LG&E and $20 million for KU. As of December 31, 2017, the balances were $33 million for PPL and LKE, $18 million for LG&E and $15 million for KU.

(All Registrants)

Storm Costs

PPL Electric, LG&E and KU have the ability to request from the PUC, KPSC and VSCC, as applicable, the authority to treat expenses related to specific extraordinary storms as a regulatory asset and defer such costs for regulatory accounting and reporting purposes. Once such authority is granted, LG&E and KU can request recovery of those expenses in a base rate case and begin amortizing the costs when recovery starts. PPL Electric can recover qualifying expenses caused by major storm events, as defined in its retail tariff, over three years through the Storm Damage Expense Rider commencing in the application year after the storm occurred. PPL Electric's regulatory assets for storm costs are being amortized through various dates ending in 2021. The amortization period of LG&E's and KU's regulatory assets for storm costs are subject to the results of the current Kentucky rate case discussed below in "Regulatory Matters - Kentucky Activities - Rate Case Proceedings."

Unamortized Loss on Debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing). Such costs are being amortized through 2029 for PPL Electric, through 2042 for KU, and through 2044 for LKE and LG&E.

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

TCJA Customer Refund

As a result of the reduced U.S. federal corporate income tax rate as enacted by the TCJA, the regulators of PPL Electric, LG&E and KU have ruled that these tax benefits should be refunded to customers. In some instances, timing differences occur between the recognition of these tax benefits and the refund of the benefit to the customers which create a regulatory asset or liability.

LG&E and KU are currently distributing these amounts through the TCJA bill credit until tax-related savings will be reflected in base rates.

PPL Electric's current liability relates to the period of July 1, 2018 through December 31, 2018 and will be credited back to distribution customers through a negative surcharge which became effective July 1, 2018. Additionally, PPL Electric's noncurrent liability balance relates to the period of January 1, 2018 through June 30, 2018 which is not yet reflected in distribution customer rates. PPL Electric must propose to the PUC the method by which it would like to return the amount of this liability to customers at the earlier of May 2021 or PPL Electric's next rate case.

Net Deferred Taxes

Regulatory liabilities associated with net deferred taxes represent the future revenue impact from the adjustment of deferred income taxes required primarily for excess deferred taxes and unamortized investment tax credits, largely a result of the TCJA enacted in 2017. See Note 6 for additional information on the TCJA.

(PPL and PPL Electric)

Generation Supply Charge (GSC)

The GSC is a cost recovery mechanism that permits PPL Electric to recover costs incurred to provide generation supply to PLR customers who receive basic generation supply service. The recovery includes charges for generation supply, as well as administration of the acquisition process. In addition, the GSC contains a reconciliation mechanism whereby any over- or under-recovery from prior quarters is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent rate filing period.

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

Storm Damage Expense Rider (SDER)

The SDER is a reconcilable automatic adjustment clause under which PPL Electric annually will compare actual storm costs to storm costs allowed in base rates and refund or recover any differences from customers. In the 2015 rate case settlement approved by the PUC in November 2015, it was determined that reportable storm damage expenses to be recovered annually through base rates will be set at $20 million. The SDER will recover from or refund to customers, as appropriate, only applicable expenses from reportable storms that are greater than or less than $20 million recovered annually through base rates. Storm costs incurred in PPL Electric's territory from a March 2018 storm will be amortized from 2019 through 2021.

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

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, PPL Electric is currently in Phase III of the energy efficiency and conservation plan which was approved in June 2016. Phase III allows PPL Electric to recover the maximum $313 million over the five year period, June 1, 2016 through May 31, 2021. The plan includes programs intended to reduce electricity consumption. The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs. The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider. The actual Phase III program costs are reconcilable after each 12 month period, and any over- or under-recovery from customers will be refunded or recovered over the next rate filing period.

Smart Meter Rider (SMR)

Act 129 requires each electric distribution company (EDC) with more than 100,000 customers to have a PUC approved Smart Meter Technology Procurement and Installation Plan (SMP). Under its SMP, PPL Electric will replace its current meters with new meters that meet the Act 129 requirements by the end of 2019. Under Act 129, EDCs are able to recover the costs and earn a return on capital of providing smart metering technology. PPL Electric uses a mechanism known as the Smart Meter Rider (SMR) to recover the costs to implement its SMP on a full and current basis. The SMR is a reconciliation mechanism whereby any over-or under-recovery from prior years is refunded to, or recovered from, customers through the adjustment factor determined for the subsequent quarters.

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

(PPL, LKE, LG&E and KU)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs, including a return of operating expenses and a return of and on capital invested, of complying with the Clean Air Act and those federal, state or local environmental requirements, which apply to coal combustion wastes and by-products from coal-fired electricity generating facilities. The KPSC requires reviews of the past operations of the environmental surcharge for six-month and two-year billing periods to evaluate the related charges, credits and rates of return, as well as to provide for the roll-in of ECR amounts to base rates each two-year period. The KPSC has authorized a return on equity of 9.7% for all existing approved ECR plans and projects. The ECR regulatory asset or liability represents the amount that has been under- or over-recovered due to timing or adjustments to the mechanism and is typically recovered within 12 months.

Fuel Adjustment Clauses

LG&E's and KU's retail electric rates contain a fuel adjustment clause, whereby variances in the cost of fuel to generate electricity, including transportation costs, from the costs embedded in base rates are adjusted in LG&E's and KU's rates. The KPSC requires public hearings at six-month intervals to examine past fuel adjustments and at two-year intervals to review past operations of the fuel adjustment clause and, to the extent appropriate, reestablish the fuel charge included in base rates. The regulatory assets or liabilities represent the amounts that have been under- or over-recovered due to timing or adjustments to the mechanism and are typically recovered within 12 months. LG&E's fuel adjustment clause asset is included within other current regulatory assets above.

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

Terminated Interest Rate Swaps

Net realized gains and losses on all interest rate swaps are probable of recovery through regulated rates. As such, any gains and losses on these derivatives are included in regulatory assets or liabilities and are primarily recognized in "Interest Expense" on the Statements of Income over the life of the associated debt.

Plant Outage Costs

The Stipulation to the 2016 Kentucky rate case that became effective July 1, 2017 provided for the normalization of expenses associated with plant outages using an eight-year average. The eight-year average is comprised of four historical years' and four forecasted years' expenses. Plant outage expenses that are greater or less than the eight-year average will be collected from or returned to customers, through future base rates. Prior year plant outage liabilities are included within other current regulatory liabilities above.

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

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby the expected cost of natural gas supply and variances between actual and expected costs from prior periods are adjusted quarterly in LG&E's rates, subject to approval by the KPSC. The gas supply clause also includes a separate natural gas procurement incentive mechanism, which allows LG&E's rates to be adjusted annually to share savings between the actual cost of gas purchases and market indices, with the shareholders and the customers during each performance-based rate year (12 months ending October 31). The regulatory assets or liabilities represent the total amounts that have been under- or over-recovered due to timing or adjustments to the mechanisms and are typically recovered within 18 months.

(PPL, LKE and KU)

Generation Formula Rate

KU provides wholesale requirements service to its municipal customers and bills for this service pursuant to a FERC approved generation formula rate. Under this formula, rates are put into effect each July utilizing a return on rate base calculation and actual expenses from the preceding year. The regulatory asset or liability represents the difference between the revenue requirement in effect for the current year and actual expenditures incurred for the current year.

Regulatory Matters

(PPL, LKE, LG&E and KU)

Kentucky Activities

Rate Case Proceedings

On September 28, 2018, LG&E and KU filed requests with the KPSC for an increase in annual base electricity rates of approximately $112 million at KU and increases in annual base electricity and gas rates of approximately $35 million and $25 million at LG&E. The proposed base rate increases would result in an electricity rate increase of 6.9% at KU and electricity and gas rate increases of 3% and 7.5% at LG&E. As discussed in the "TCJA Impact on LG&E and KU Rates" section below, LG&E's and KU's applications seek to include applicable changes associated with the TCJA in the calculation of the proposed base rates and to terminate the TCJA bill credit mechanism when the new base rates go into effect.

New rates are expected to become effective on May 1, 2019. The applications are based on a forecasted test year of May 1, 2019 through April 30, 2020 with a requested return-on-equity of 10.42%. A number of parties have been granted intervention requests in the proceeding. Data discovery and the filing of written testimony will continue through February 2019 and a hearing is scheduled in March 2019. LG&E and KU cannot predict the outcome of these proceedings.

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

TCJA Impact on LG&E and KU Rates

On December 21, 2017, Kentucky Industrial Utility Customers, Inc. submitted a complaint with the KPSC against LG&E and KU, as well as other utility companies in Kentucky, alleging that their respective rates would no longer be fair, just and reasonable following the enactment of the TCJA, which reduced the federal corporate tax rate from 35% to 21%. The complaint requested the KPSC to issue an order requiring LG&E and KU to begin deferring, as of January 1, 2018, the revenue requirement effect of all income tax expense savings resulting from the federal corporate income tax reduction, including the amortization of excess deferred income taxes by recording those savings in a regulatory liability account and establishing a process by which the federal corporate income tax savings will be passed back to customers.

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

On September 28, 2018, the KPSC issued an Order on reconsideration, pursuant to LG&E's and KU's petition, implementing rates reflecting electricity revenue reductions of $101 million for KU ($80 million through the new bill credit and $21 million through existing rate mechanisms), $74 million for LG&E electricity revenues ($54 million through the new bill credit and $20 million through existing rate mechanisms) and $16 million LG&E gas revenues (substantially all through the new bill credit) for the period January 2018 through April 2019. This represents lower revenue reduction amounts than the March 20, 2018 Order of approximately $13 million ($7 million at KU and $6 million at LG&E).

In January 2018, the VSCC ordered KU, as well as other utilities in Virginia, to accrue regulatory liabilities reflecting the Virginia jurisdictional revenue requirement impacts of the reduced federal corporate tax rate. In March 2018, KU reached a settlement agreement regarding its rate case in Virginia. New rates, inclusive of TCJA impacts, were effective June 1, 2018. The settlement also stipulates that actual tax savings for the five month period prior to new rates taking effect would be addressed through KU's annual information filing for calendar year 2018. In May 2018, the VSCC approved the settlement agreement. The TCJA and rate case are not expected to have a significant impact on KU's financial condition or results of operations related to Virginia.

On November 15, 2018, the FERC issued a Policy Statement which stated that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also on November 15, 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates. LG&E and KU are currently assessing the Notice of Proposed Rulemaking and are continuing to monitor guidance issued by the FERC. On February 5, 2019, in connection with a separate element of federal and Kentucky state tax reform effects, LG&E and KU filed a request with the FERC to amend their transmission formula rates, effective June 1, 2019, to incorporate reductions to corporate income tax rates as a result of the TCJA and HB 487. LG&E and KU do not anticipate the impact of the TCJA related to their FERC-jurisdictional rates to be significant.

(LKE and LG&E)

Gas Franchise

LG&E’s gas franchise agreement for the Louisville/Jefferson County service area expired in March 2016. In August 2016, LG&E and Louisville/Jefferson County entered into a revised 5-year franchise agreement (with renewal options). The franchise fee may be modified at Louisville/Jefferson County's election upon 60 days' notice. However, any franchise fee is capped at 3% of gross receipts for natural gas service within the franchise area. The agreement further provides that if the KPSC determines that the franchise fee should be recovered from LG&E's Louisville/Jefferson county customers in the franchise areas as a separate line item on their bill, the franchise fee will revert to zero. In August 2016, LG&E filed an application requesting the KPSC to review and rule upon the recoverability of the franchise fee.

On March 14, 2018, the KPSC issued an Order authorizing the franchise fee to be recovered only from LG&E's Louisville/Jefferson County customers in the franchise area. As a result, the franchise fee will continue to be zero in accordance with the terms of the August 2016, 5-year gas franchise agreement.

(PPL and PPL Electric)

Pennsylvania Activities

TCJA Impact on PPL Electric Rates

On February 12, 2018, the PUC issued a Secretarial Letter requesting certain information from regulated utilities and inviting comment from interested parties on potential revision to customer rates as a result of enactment of the TCJA. PPL Electric submitted its response to the Secretarial Letter on March 9, 2018. On March 15, 2018, the PUC issued a Temporary Rates Order to allow time to determine the manner in which rates could be adjusted in response to the TCJA. The PUC issued another Temporary Rates Order on May 17, 2018 to address the impact of the TCJA and indicated that utilities without a currently pending general rate proceeding would receive a utility specific order. The PUC issued an Order specific to PPL Electric on May 17, 2018 that required PPL Electric to file a tariff or tariff supplement by June 15, 2018 to establish (a) temporary rates to be effective July 1, 2018, and (b) to record a deferred regulatory liability to reflect the tax savings associated with the TCJA for the period January 1 through June 30, 2018. On June 8, 2018, PPL Electric submitted a petition to the PUC to charge a negative surcharge of 7.05% to reflect the estimated 2018 tax savings associated with the TCJA. The PUC approved PPL Electric's petition on June 14, 2018 and PPL Electric filed a tariff on June 15, 2018 reflecting the increased negative surcharge. PPL Electric recorded a $41 million noncurrent regulatory liability and a corresponding reduction of revenue to be distributed to customers pursuant to a future rate adjustment related to the period January 1, 2018 through June 30, 2018.

On March 15, 2018, the FERC issued a Notice of Inquiry seeking information on whether and how it should address changes to FERC-jurisdictional rates relating to accumulated deferred income taxes and bonus depreciation resulting from passage of the TCJA. On March 16, 2018, PPL Electric filed a waiver request, pursuant to Rule 207(a)(5) of the Rules of Practice and Procedure of the FERC, to accelerate incorporation of the changes to the federal corporate income tax rate in its transmission formula rate commencing on June 1, 2018 rather than allowing the TCJA tax rate reduction to be initially incorporated in PPL Electric's June 1, 2019 transmission formula rate. The waiver was approved on April 23, 2018 and PPL Electric submitted its transmission formula rate, reflecting the TCJA rate reduction, on April 27, 2018. In addition, on May 21, 2018, PPL Electric, as part of a PJM Transmission Owners joint filing, submitted comments in response to the FERC's March 15, 2018 Notice of Inquiry. The filing requested guidance on how the reduction in accumulated deferred income taxes, resulting from the TCJA reduced federal corporate income tax rate, should be treated for ratemaking purposes. On November 15, 2018, the FERC issued a Policy Statement which stated that the appropriate ratemaking treatment for changes in accumulated deferred income taxes as a result of the TCJA will be addressed in a Notice of Proposed Rulemaking. Also on November 15, 2018, the FERC issued the Notice of Proposed Rulemaking which proposes that public utility transmission providers should include mechanisms in their formula rates to deduct excess accumulated deferred income taxes from, or add deficient accumulated deferred income taxes to, rate base and adjust their income tax allowances by amortized excess or deficient accumulated deferred income taxes. The Notice of Proposed Rulemaking did not prescribe the mechanism companies should use to adjust their formula rates. PPL Electric is currently assessing the Notice of Proposed Rulemaking and is continuing to monitor guidance issued by the FERC. The changes, related to accumulated deferred income taxes impacting the transmission formula rate revenues, have not been significant since the new rate went into effect on June 1, 2018.

Federal Matters

(PPL and PPL Electric)

FERC Formula Rate

In April 2018, PPL Electric filed its annual transmission formula rate update with the FERC, reflecting a revised revenue requirement, which includes the impact of the TCJA. The filing establishes the revenue requirement used to set rates that took effect in June 2018. The time period for any challenges to PPL Electric's annual update has expired. No formal challenges were submitted.

(PPL, LKE, LG&E and KU)

FERC Transmission Rate Filing

On August 3, 2018, LG&E and KU submitted an application to the FERC requesting elimination of certain on-going credits to a sub-set of transmission customers relating to the 1998 merger of LG&E's and KU's parent entities and the 2006 withdrawal of LG&E and KU from the Midcontinent Independent System Operator, Inc. (MISO), a regional transmission operator and energy market. The application seeks termination of LG&E's and KU's commitment to provide mitigation for certain horizontal market power concerns arising out of the 1998 merger for certain transmission service between MISO and LG&E and KU. The affected transmission customers are a limited number of municipal entities in Kentucky. The amounts at issue are generally waivers or credits for either LG&E and KU or for MISO transmission charges depending upon the direction of transmission service incurred by the municipalities. LG&E and KU estimate that such charges may average approximately $22 million annually, depending upon actual transmission customer and market volumes, structures and prices, with such charges allocated according to LG&E's and KU's respective transmission system ownership ratio. Due to the development of robust accessible energy markets over time, LG&E and KU believe the mitigation commitments are no longer relevant or appropriate. LG&E and KU currently receive recovery of such expenses in other rate mechanisms. LG&E and KU cannot predict the outcome of the proceeding, including any effects on their financial condition or results of operations.

Transmission Customer Complaint

On September 21, 2018, a transmission customer filed a complaint with the FERC against LG&E and KU alleging LG&E and KU have violated and continue to violate their obligations under an existing rate schedule to credit this customer for certain transmission charges from MISO. On October 11, 2018, LG&E and KU filed an answer to the complaint arguing such MISO transmission transactions are not covered by the rate schedule, and the amounts in question are not eligible for credits. LG&E and KU cannot predict the outcome of the proceeding, but believe that any potential required credits, including amounts currently reserved, would be subject to rate recovery.

Other

Purchase of Receivables Program

(PPL and PPL Electric)

In accordance with a PUC-approved purchase of accounts receivable program, PPL Electric purchases certain accounts receivable from alternative electricity suppliers at a discount, which reflects a provision for uncollectible accounts. The alternative electricity suppliers have no continuing involvement or interest in the purchased accounts receivable. Accounts receivable that are acquired are initially recorded at fair value on the date of acquisition. During 2018, 2017 and 2016, PPL Electric purchased $1.3 billion, $1.3 billion and $1.4 billion of accounts receivable from alternative suppliers.

8. Financing Activities

Credit Arrangements and Short-term Debt

(All Registrants)

The Registrants maintain credit facilities to enhance liquidity, provide credit support and provide a backstop to commercial paper programs. For reporting purposes, on a consolidated basis, the credit facilities and commercial paper programs of PPL Electric, LKE, LG&E and KU also apply to PPL and the credit facilities and commercial paper programs of LG&E and KU also apply to LKE. The amounts borrowed below are recorded as "Short-term debt" on the Balance Sheets except for borrowings under LG&E's Term Loan Facility which are recorded as "Long-term debt due within one year" on the December 31, 2018 Balance Sheet and "Long-term debt" on the December 31, 2017 Balance Sheet. The following credit facilities were in place at:

	December 31, 2018					December 31, 2017
	Expiration Date	Capacity	Borrowed	Letters of Credit and Commercial Paper Issued	Unused Capacity	Borrowed	Letters of Credit and Commercial Paper Issued
PPL
U.K.
WPD plc
Syndicated Credit Facility (a) (c)	Jan. 2023	£210	£157	£—	£54	£148	£—
WPD (South West)
Syndicated Credit Facility (a) (c)	July 2021	245	—	—	245	—	—
WPD (East Midlands)
Syndicated Credit Facility (a) (c)	July 2021	300	38	—	262	180	—
WPD (West Midlands)
Syndicated Credit Facility (a) (c)	July 2021	300	—	—	300	120	—
Uncommitted Credit Facilities		130	—	4	126	—	4
Total U.K. Credit Facilities (b)		£1,185	£195	£4	£987	£448	£4
U.S.
PPL Capital Funding
Syndicated Credit Facility (c) (d)	Jan. 2023	$950	$—	$669	$281	$—	$230
Bilateral Credit Facility (c) (d)	Mar. 2019	100	—	15	85	—	18
Total PPL Capital Funding Credit Facilities		$1,050	$—	$684	$366	$—	$248
PPL Electric
Syndicated Credit Facility (c) (d)	Jan. 2023	$650	$—	$1	$649	$—	$1
LG&E
Syndicated Credit Facility (c) (d)	Jan. 2023	$500	$—	$279	$221	$—	$199
Term Loan Credit Facility (c) (e)	Oct. 2019	200	200	—	—	100	—
Total LG&E Credit Facilities		$700	$200	$279	$221	$100	$199
KU
Syndicated Credit Facility (c) (d)	Jan. 2023	$400	$—	$235	$165	$—	$45
Letter of Credit Facility (c) (d) (f)	Oct. 2020	198	—	198	—	—	198
Total KU Credit Facilities		$598	$—	$433	$165	$—	$243

(a)
The facilities contain financial covenants to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAV, calculated in accordance with the credit facility.

(b)
The WPD plc amounts borrowed at December 31, 2018 and 2017 included USD-denominated borrowings of $200 million for both periods, which bore interest at 3.17% and 2.17%. The unused capacity reflects the amount borrowed in GBP of £156 million as of the date borrowed. The WPD (East Midlands) amount borrowed at December 31, 2018 and December 31, 2017 was a GBP-denominated borrowing, which equated to $48 million and $244 million and bore interest at 1.12%. and 0.89%. The WPD (West Midlands) amount borrowed at December 31, 2017 was a GBP-denominated borrowing, which equated to $162 million and bore interest at 0.89%. At December 31, 2018, the unused capacity under the U.K. credit facilities was approximately $1.3 billion.

(c)	Each company pays customary fees under its respective facility and borrowings generally bear interest at LIBOR-based rates plus an applicable margin.

(d)
The facilities contain a financial covenant requiring debt to total capitalization not to exceed 70% for PPL Capital Funding, PPL Electric, LKE, LG&E and KU, as calculated in accordance with the facilities and other customary covenants. Additionally, as it relates to the syndicated and bilateral credit facilities and subject to certain conditions, PPL Capital Funding may request that the capacity of its facility expiring in March 2019 be increased by up to $30 million, LG&E and KU each may request up to a $100 million increase in its facility's capacity.

(e)
LG&E entered into a term loan credit agreement in October 2017 whereby it may borrow up to $200 million. The outstanding borrowings at December 31, 2018 and December 31, 2017 bore interest at an average rate of 2.97% and 2.06%.

(f)	KU's letter of credit facility agreement allows for certain payments under the letter of credit facility to be converted to loans rather than requiring immediate payment.

PPL, PPL Electric, LG&E and KU maintain commercial paper programs to provide an additional financing source to fund short-term liquidity needs, as necessary. Commercial paper issuances, included in "Short-term debt" on the Balance Sheets, are supported by the respective Registrant's credit facilities. The following commercial paper programs were in place at:

	December 31, 2018				December 31, 2017
	Weighted - Average Interest Rate	Capacity	Commercial Paper Issuances	Unused Capacity	Weighted - Average Interest Rate	Commercial Paper Issuances
PPL Capital Funding	2.82%	$1,000	$669	$331	1.64%	$230
PPL Electric		650	—	650		—
LG&E	2.94%	350	279	71	1.83%	199
KU	2.94%	350	235	115	1.97%	45
Total		$2,350	$1,183	$1,167		$474

(PPL Electric, LKE, LG&E and KU)

See Note 14 for discussion of intercompany borrowings.

Long-term Debt (All Registrants)

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2018	2017
PPL
U.S.
Senior Unsecured Notes	3.88%	2020 - 2047	$4,325	$4,575
Senior Secured Notes/First Mortgage Bonds (a) (b) (c)	3.99%	2019 - 2048	7,705	7,314
Junior Subordinated Notes	5.68%	2067 - 2073	930	930
Term Loan Credit Facility	2.97%	2019	200	100
Total U.S. Long-term Debt			13,160	12,919

U.K.
Senior Unsecured Notes (d)	5.13%	2020 - 2040	6,471	6,351
Index-linked Senior Unsecured Notes (e)	1.45%	2026 - 2056	1,063	1,012
Total U.K. Long-term Debt (f)			7,534	7,363
Total Long-term Debt Before Adjustments			20,694	20,282

Fair market value adjustments			16	21
Unamortized premium and (discount), net (e)			9	14
Unamortized debt issuance costs			(120)	(122)
Total Long-term Debt			20,599	20,195
Less current portion of Long-term Debt			530	348
Total Long-term Debt, noncurrent			$20,069	$19,847

PPL Electric
Senior Secured Notes/First Mortgage Bonds (a) (b)	4.22%	2020 - 2048	$3,739	$3,339
Total Long-term Debt Before Adjustments			3,739	3,339

Unamortized discount			(18)	(16)
Unamortized debt issuance costs			(27)	(25)
Total Long-term Debt			3,694	3,298
Less current portion of Long-term Debt			—	—
Total Long-term Debt, noncurrent			$3,694	$3,298

			December 31,
	Weighted-Average Rate (g)	Maturities (g)	2018	2017

LKE
Senior Unsecured Notes	3.97%	2020 - 2021	$725	$725
Term Loan Credit Facility	2.97%	2019	200	100
First Mortgage Bonds (a) (c)	3.76%	2019 - 2045	3,966	3,975
Long-term debt to affiliate	3.69%	2026 - 2028	650	400
Total Long-term Debt Before Adjustments			5,541	5,200

Unamortized discount			(13)	(14)
Unamortized debt issuance costs			(26)	(27)
Total Long-term Debt			5,502	5,159
Less current portion of Long-term Debt			530	98
Total Long-term Debt, noncurrent			$4,972	$5,061

LG&E
Term Loan Credit Facility	2.97%	2019	$200	$100
First Mortgage Bonds (a) (c)	3.58%	2019 - 2045	1,624	1,624
Total Long-term Debt Before Adjustments			1,824	1,724

Unamortized discount			(4)	(4)
Unamortized debt issuance costs			(11)	(11)
Total Long-term Debt			1,809	1,709
Less current portion of Long-term Debt			434	98
Total Long-term Debt, noncurrent			$1,375	$1,611

KU
First Mortgage Bonds (a) (c)	3.89%	2019 - 2045	$2,342	$2,351
Total Long-term Debt Before Adjustments			2,342	2,351

Unamortized discount			(8)	(9)
Unamortized debt issuance costs			(13)	(14)
Total Long-term Debt			2,321	2,328
Less current portion of Long-term Debt			96	—
Total Long-term Debt, noncurrent			$2,225	$2,328

(a)
Includes PPL Electric's senior secured and first mortgage bonds that are secured by the lien of PPL Electric's 2001 Mortgage Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric. The carrying value of PPL Electric's property, plant and equipment was approximately $9.4 billion and $8.5 billion at December 31, 2018 and 2017.

Includes LG&E's first mortgage bonds that are secured by the lien of the LG&E 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas. The aggregate carrying value of the property subject to the lien was $5.1 billion and $4.7 billion at December 31, 2018 and 2017.

Includes KU's first mortgage bonds that are secured by the lien of the KU 2010 Mortgage Indenture which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity. The aggregate carrying value of the property subject to the lien was $6.3 billion and $6.0 billion at December 31, 2018 and 2017.

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

At December 31, 2018, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a term rate mode totaled $505 million for LKE, comprised of $391 million and $114 million for LG&E and KU respectively. At December 31, 2018, the aggregate tax-exempt revenue bonds issued on behalf of LG&E and KU that were in a variable rate mode totaled $375 million for LKE, comprised of $147 million and $228 million for LG&E and KU respectively. These variable rate tax-exempt revenue bonds are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.

(d)
Includes £225 million ($287 million at December 31, 2018) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

(e)
The principal amount of the notes issued by WPD (South West), WPD (East Midlands) and WPD (South Wales) is adjusted based on changes in a specified index, as detailed in the terms of the related indentures. The adjustment to the principal amounts from 2017 to 2018 was an increase of approximately £26 million ($33 million) resulting from inflation. In addition, this amount includes £319 million ($407 million at December 31, 2018) of notes issued by WPD (South West) that may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.

(f)
Includes £5.3 billion ($6.7 billion at December 31, 2018) of notes that may be put by the holders to the issuer for redemption if the long-term credit ratings assigned to the notes are withdrawn by any of the rating agencies (Moody's or S&P) or reduced to a non-investment grade rating of Ba1 or BB+ or lower in connection with a restructuring event, which includes the loss of, or a material adverse change to, the distribution licenses under which the issuer operates.

(g)	The table reflects principal maturities only, based on stated maturities or earlier put dates, and the weighted-average rates as of December 31, 2018.

None of the outstanding debt securities noted above have sinking fund requirements. The aggregate maturities of long-term debt, based on stated maturities or earlier put dates, for the periods 2019 through 2023 and thereafter are as follows:

	PPL	PPL Electric	LKE	LG&E	KU
2019	$530	$—	$530	$434	$96
2020	1,266	100	975	—	500
2021	1,248	400	348	98	—
2022	1,274	474	—	—	—
2023	2,233	90	13	—	13
Thereafter	14,143	2,675	3,675	1,292	1,733
Total	$20,694	$3,739	$5,541	$1,824	$2,342

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

In June 2018, PPL Capital Funding repaid the entire $250 million principal amount of its 1.90% Senior Note upon maturity.

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

(LKE)

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028. The proceeds were used to repay its outstanding notes payable to a PPL Energy Funding subsidiary. See Note 14 for additional information related to intercompany borrowings.

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

In connection with the registered public offering, PPL entered into forward sale agreements with two counterparties covering the 63.25 million shares of PPL common stock. Full settlement of these forward sale agreements will occur no later than November 2019. Upon any physical settlements of any forward sale agreement, PPL will issue and deliver to the applicable forward counterparty shares of its common stock in exchange for cash proceeds per share equal to the forward sale price. The forward sale price will be calculated based on an initial forward price of $26.7057 per share, reduced during the period the applicable forward contract is outstanding as specified in such forward sale agreement. PPL may, in certain circumstances, elect cash settlement or net share settlement for all or a portion of its rights or obligations under each forward sale agreement. The forward sale agreements are classified as equity transactions. PPL only receives proceeds and issues shares of common stock upon any settlements of the forward sale agreements. PPL intends to use net proceeds that it receives upon any settlement for general corporate purposes.

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

ATM Program

In February 2018, PPL entered into an equity distribution agreement, pursuant to which PPL may sell, from time to time, up to an aggregate of $1.0 billion of its common stock through an at-the-market offering program; including a forward sales component. The compensation paid to the selling agents by PPL may be up to 2% of the gross offering proceeds of the shares. PPL issued 4.2 million shares of common stock and received gross proceeds of $119 million for the year ended December 31, 2018.

Distributions and Related Restrictions

In November 2018, PPL declared its quarterly common stock dividend, payable January 2, 2019, at 41.0 cents per share (equivalent to $1.64 per annum). On February 14, 2019, PPL announced that the company is increasing its common stock dividend to 41.25 cents per share on a quarterly basis (equivalent to $1.65 per annum). Future dividends, declared at the discretion of the Board of Directors, will depend upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or 2013 Series B Junior Subordinated Notes due 2073. At December 31, 2018, no interest payments were deferred.

WPD subsidiaries have financing arrangements that limit their ability to pay dividends. However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's ability to meet its cash obligations.

(All Registrants)

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders. The net assets of certain PPL subsidiaries are subject to legal restrictions. LKE primarily relies on dividends from its subsidiaries to fund its distributions to PPL. LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account." The meaning of this limitation has never been clarified under the Federal Power Act. LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes. In February 2012, LG&E and KU petitioned the FERC requesting authorization to pay dividends in the future based on retained earnings balances calculated without giving effect to the impact of purchase accounting adjustments for the acquisition of LKE by PPL. In May 2012, the FERC approved the petitions with the further condition that each utility may not pay dividends if such payment would cause its adjusted equity ratio to fall below 30% of total capitalization. Accordingly, at December 31, 2018, net assets of $2.8 billion ($1.2 billion for LG&E and $1.6 billion for KU) were restricted for purposes of paying dividends to LKE, and net assets of $3.3 billion ($1.5 billion for LG&E and $1.8 billion for KU) were available for payment of dividends to LKE. LG&E and KU believe they will not be required to change their current dividend practices as a result of the foregoing requirement. In addition, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC. There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric. However, orders from the KPSC require LG&E and KU to obtain prior consent or approval before lending amounts to PPL.

9. Leases

(PPL, LKE, LG&E and KU)

PPL and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land, gas storage and other equipment.

Rent - Operating Leases

Rent expense for the years ended December 31 for operating leases was as follows:

	2018	2017	2016
PPL	$45	$45	$50
LKE	29	26	26
LG&E	16	15	15
KU	12	11	11

Total future minimum rental payments for all operating leases are estimated to be:

	PPL	LKE	LG&E	KU
2019	$26	$20	$10	$10
2020	21	15	6	9
2021	15	11	4	7
2022	13	7	3	4
2023	8	6	3	3
Thereafter	33	11	4	6
Total	$116	$70	$30	$39

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

Any portion of these awards that has not been granted may be carried over and used in any subsequent year. If any award lapses, the rights of the participant terminate, or, with respect to certain awards, is forfeited, the shares of PPL common stock underlying such an award are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

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

The weighted-average grant date fair value of restricted stock units granted was:

	2018	2017	2016
PPL	$30.58	$35.30	$33.84
PPL Electric	30.00	35.45	34.32
LKE	30.98	35.25	33.73

Restricted stock unit activity for 2018 was:

	Restricted Shares/Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	1,291,649	$34.07
Granted	369,308	30.58
Vested	(529,263)	32.97
Forfeited	(33,491)	33.30
Nonvested, end of period (a)	1,098,203	33.45

PPL Electric
Nonvested, beginning of period	184,416	$34.20
Transfer between registrants	(2,906)	33.95
Granted	76,051	30.00
Vested	(56,352)	32.39
Forfeited	(13,872)	33.50
Nonvested, end of period	187,337	33.09

LKE
Nonvested, beginning of period	231,557	$34.01
Transfer between registrants	(1,284)	33.98
Granted	58,377	30.98
Vested	(154,606)	33.38
Forfeited	(1,014)	29.52
Nonvested, end of period	133,030	33.45

(a)
Excludes 45,298 restricted stock units for which restrictions lapsed for former PPL Energy Supply employees as a result of the June 2015 spinoff, but for which distribution will not occur until the end of the original restriction period of the awards.

Substantially all restricted stock unit awards are expected to vest.

The total fair value of restricted stock units vesting for the years ended December 31 was:

	2018	2017	2016
PPL	$16	$20	$30
PPL Electric	2	3	3
LKE	5	4	5

Performance Units - Total Shareowner Return

Performance units based on relative Total Shareowner Return (TSR) are intended to encourage and reward future corporate performance. Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal. Performance is determined based on TSR during a three-year performance period. At the end of the period, payout is determined by comparing PPL's performance to the TSR of the companies included in the Philadelphia Stock Exchange Utility Index. Awards are payable on a graduated basis based on thresholds that measure PPL's performance relative to peers that comprise the applicable index on which each year's awards are measured. Awards can be paid up to 200% of the Target Award or forfeited with no payout if performance is below a minimum established performance threshold. Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved. Under the plan provisions, TSR performance units are subject to forfeiture upon termination of employment except for retirement, one year or more from commencement of the performance period, disability or death of an employee.

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

The weighted-average assumptions used in the model were:

	2018	2017	2016
Expected stock volatility	17.60%	17.40%	19.60%
Expected life	3 years	3 years	3 years

The weighted-average grant date fair value of TSR performance units granted was:

	2018	2017	2016
PPL	$38.26	$38.38	$35.74
PPL Electric	38.37	38.37	35.68
LKE	38.32	38.24	35.28

TSR performance unit activity for 2018 was:

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	978,231	$36.67
Granted	263,593	38.26
Vested	(89,015)	34.78
Forfeited (a)	(312,685)	35.26
Nonvested, end of period	840,124	37.89

PPL Electric
Nonvested, beginning of period	75,513	$37.00
Granted	22,394	38.37
Vested	(5,817)	35.34
Forfeited (a)	(24,227)	36.27
Nonvested, end of period	67,863	37.86

	TSR Performance Units	Weighted- Average Grant Date Fair Value Per Share

LKE
Nonvested, beginning of period	180,289	$36.69
Granted	53,961	38.32
Vested	(14,547)	35.04
Forfeited (a)	(70,707)	35.91
Nonvested, end of period	148,996	37.81

(a)	Primarily related to the forfeiture of 2015 performance units as performance during the period was below the minimum established performance threshold, which resulted in no payout.

The total fair value of TSR performance units vesting for the year ended December 31, 2018, 2017 and 2016 was $3 million, $8 million and $12 million for PPL and insignificant for PPL Electric and LKE.

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

The weighted-average grant date fair value of ROE performance units granted was:

	2018	2017
PPL	$32.21	$32.42
PPL Electric	32.32	34.41
LKE	32.28	34.29

ROE performance unit activity for 2018 was:

	ROE Performance Unit	Weighted- Average Grant Date Fair Value Per Share
PPL
Nonvested, beginning of period	96,928	$34.42
Granted	234,664	32.21
Forfeited	(2,634)	32.96
Nonvested, end of period	328,958	32.86

PPL Electric
Nonvested, beginning of period	8,696	$34.41
Granted	19,899	32.32
Forfeited	(2,635)	32.96
Nonvested, end of period	25,960	32.96

LKE
Nonvested, beginning of period	20,539	$34.29
Granted	49,081	32.28
Nonvested, end of period	69,620	32.87

Stock Options

PPL's CGNC eliminated the use of stock options due to changes in its long-term incentive mix beginning in January 2014.

Under the Plans, stock options had been granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant. Options outstanding at December 31, 2018, are fully vested. All options expire no later than 10 years from the grant date. The options become exercisable immediately in certain situations, as defined by each of the Plans.

Stock option activity for 2018 was:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Total Intrinsic Value
PPL
Outstanding at beginning of period	3,762,183	$29.42
Exercised	(151,750)	28.43
Forfeited	(695,908)	42.87
Outstanding and exercisable at end of period	2,914,525	26.26	3.4	$6

For 2018, 2017 and 2016, PPL received $5 million, $19 million and $52 million in cash from stock options exercised. The related income tax benefits realized were not significant.

The total intrinsic value of stock options exercised for 2018 was insignificant and was $8 million and $18 million for 2017 and 2016.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards, which for PPL Electric and LKE includes an allocation of PPL Services' expense, was:

	2018	2017	2016
PPL	$25	$32	$27
PPL Electric	10	18	16
LKE	8	8	7

The income tax benefit related to above compensation expense was as follows:

	2018	2017	2016
PPL	$10	$13	$12
PPL Electric	3	8	7
LKE	2	3	3

At December 31, 2018, unrecognized compensation expense related to nonvested stock awards was:

	Unrecognized Compensation Expense	Weighted- Average Period for Recognition
PPL	$10	1.6
PPL Electric	2	1.7
LKE	1	1.4

11. Retirement and Postemployment Benefits

(All Registrants)

Defined Benefits

Certain employees of PPL's domestic subsidiaries are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans. Effective January 1, 2012, PPL's primary defined benefit pension plan was closed to all newly hired salaried employees. Effective July 1, 2014, PPL's primary defined benefit pension plan was closed to all newly hired bargaining unit employees. Newly hired employees are eligible to participate in the PPL Retirement Savings Plan, a 401(k) savings plan with enhanced employer contributions.

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

Certain employees of PPL's domestic subsidiaries are eligible for certain health care and life insurance benefits upon retirement through contributory plans. Effective January 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired salaried employees. Effective July 1, 2014, the PPL Postretirement Medical Plan was closed to all newly hired bargaining unit employees. Postretirement health benefits may be paid from 401(h) accounts established as part of the PPL Retirement Plan and the LG&E and KU Retirement Plan within the PPL Services Corporation Master Trust, funded VEBA trusts and company funds. WPD does not sponsor any postretirement benefit plans other than pensions.

(PPL)

The following table provides the components of net periodic defined benefit costs (credits) for PPL's domestic (U.S.) and WPD's (U.K.) pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net periodic defined benefit costs (credits):
Service cost	$62	$65	$66	$82	$76	$69	$7	$7	$7
Interest cost	156	168	174	185	178	235	21	23	26
Expected return on plan assets	(249)	(231)	(228)	(587)	(514)	(504)	(23)	(22)	(22)
Amortization of:
Prior service cost (credit)	10	10	8	—	—	—	(1)	(1)	—
Actuarial (gain) loss	84	69	50	151	144	138	—	1	1
Net periodic defined benefit costs (credits) prior to settlements and termination benefits	63	81	70	(169)	(116)	(62)	4	8	12
Settlements	—	1	3	—	—	—	—	—	—
Termination benefits	—	1	—	—	—	—	—	—	—
Net periodic defined benefit costs (credits)	$63	$83	$73	$(169)	$(116)	$(62)	$4	$8	$12

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Settlement	—	(1)	(3)	—	—	—	—	—	—
Net (gain) loss	157	27	253	201	346	7	8	(28)	9
Prior service cost (credit)	1	(1)	15	13	—	—	—	8	—
Amortization of:
Prior service (cost) credit	(10)	(10)	(8)	—	—	—	1	1	(1)
Actuarial gain (loss)	(84)	(69)	(50)	(151)	(144)	(138)	—	(1)	(1)
Total recognized in OCI and regulatory assets/liabilities (a)	64	(54)	207	63	202	(131)	9	(20)	7

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities (a)	$127	$29	$280	$(106)	$86	$(193)	$13	$(12)	$19

(a)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

For PPL's U.S. pension benefits and for other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	U.S. Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
OCI	$90	$(53)	$236	$20	$(25)	$7
Regulatory assets/liabilities	(26)	(1)	(29)	(11)	5	—
Total recognized in OCI and regulatory assets/liabilities	$64	$(54)	$207	$9	$(20)	$7

(LKE)

The following table provides the components of net periodic defined benefit costs for LKE's pension and other postretirement benefit plans for the years ended December 31.

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Net periodic defined benefit costs (credits):
Service cost	$25	$24	$23	$4	$4	$5
Interest cost	63	68	71	8	9	9
Expected return on plan assets	(102)	(92)	(91)	(9)	(7)	(6)
Amortization of:
Prior service cost	9	8	8	1	1	3
Actuarial (gain) loss (a)	35	31	21	—	—	(1)
Net periodic defined benefit costs (b)	$30	$39	$32	$4	$7	$10

Other Changes in Plan Assets and Benefit Obligations Recognized in OCI and Regulatory Assets/Liabilities - Gross:
Net (gain) loss	$40	$30	$119	$1	$(14)	$6
Prior service cost	—	7	—	—	8	—
Amortization of:
Prior service credit	(9)	(8)	(8)	(1)	(1)	(3)
Actuarial gain (loss)	(35)	(32)	(21)	—	—	1
Total recognized in OCI and regulatory assets/liabilities	(4)	(3)	90	—	(7)	4

Total recognized in net periodic defined benefit costs, OCI and regulatory assets/liabilities	$26	$36	$122	$4	$—	$14

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LKE's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $11 million in 2018 and 2017 and $6 million in 2016.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $6 million in 2018 and $5 million in 2017 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

For LKE's pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
OCI	$(25)	$33	$42	$4	$(2)	$2
Regulatory assets/liabilities	21	(36)	48	(4)	(5)	2
Total recognized in OCI and regulatory assets/liabilities	$(4)	$(3)	$90	$—	$(7)	$4

(LG&E)

The following table provides the components of net periodic defined benefit costs for LG&E's pension benefit plan for the years ended December 31.

	Pension Benefits
	2018	2017	2016
Net periodic defined benefit costs (credits):
Service cost	$1	$1	$1
Interest cost	12	13	15
Expected return on plan assets	(22)	(22)	(21)
Amortization of:
Prior service cost	5	5	4
Actuarial loss (a)	7	9	7
Net periodic defined benefit costs (b)	$3	$6	$6

Other Changes in Plan Assets and Benefit Obligations Recognized in Regulatory Assets - Gross:
Net (gain) loss	$22	$(9)	$22
Prior service cost	—	7	—
Amortization of:
Prior service credit	(5)	(5)	(4)
Actuarial gain	(7)	(9)	(7)
Total recognized in regulatory assets/liabilities	10	(16)	11

Total recognized in net periodic defined benefit costs and regulatory assets	$13	$(10)	$17

(a)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between actuarial (gain)/loss calculated in accordance with LG&E's pension accounting policy and actuarial (gain)/loss calculated using a 15 year amortization period was $2 million in 2018, $7 million in 2017 and $5 million in 2016.

(b)
Due to the amount of lump sum payment distributions from the LG&E qualified pension plan, a settlement charge of $6 million in 2018 and $5 million in 2017 was incurred. In accordance with existing regulatory accounting treatment, LG&E has maintained the settlement charge in regulatory assets. The amount will be amortized in accordance with existing regulatory practice.

(All Registrants)

The following net periodic defined benefit costs (credits) were charged to expense or regulatory assets, excluding amounts charged to construction and other non-expense accounts. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
PPL	$40	$59	$53	$(226)	$(151)	$(95)	$2	$5	$7
PPL Electric (a)	4	12	10				(1)	—	1
LKE (b)	21	28	24				3	5	6
LG&E (b)	4	8	8				2	3	3
KU (a) (b)	2	4	5				1	1	2

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

(b)
As a result of the 2014 Kentucky rate case settlement that became effective July 1, 2015, the difference between net periodic defined benefit costs calculated in accordance with LKE's, LG&E's and KU's pension accounting policy and the net periodic defined benefit costs calculated using a 15 year amortization period for gains and losses is recorded as a regulatory asset. Of the costs charged to Other operation and maintenance, Other Income (Expense) - net or regulatory assets, excluding amounts charged to construction and other non-expense accounts, $3 million for LG&E and $2 million for KU were recorded as regulatory assets in 2018, $4 million for LG&E and $2 million for KU were recorded as regulatory assets in 2017 and $3 million for LG&E and $2 million for KU were recorded as regulatory assets in 2016.

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

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
LG&E Non-Union Only	$2	$5	$4	$2	$3	$3

(PPL, LKE and LG&E)

PPL, LKE and LG&E use the base mortality tables issued by the Society of Actuaries in October 2014 (RP-2014 base tables with collar and factor adjustments, where applicable) for all U.S. defined benefit pension and other postretirement benefit plans. For 2016, PPL, LKE and LG&E estimated projected mortality improvements using the IRS BB-2D two-dimensional improvement scale on a generational basis for all U.S. defined benefit pension and other postretirement benefit plans. In 2017, PPL, LKE and LG&E updated to the MP-2017 mortality improvement scale from 2006 on a generational basis and continue to use this improvement scale in 2018.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2018	2017	2018	2017	2018	2017
PPL
Discount rate	4.35%	3.70%	2.98%	2.65%	4.31%	3.64%
Rate of compensation increase	3.79%	3.78%	3.50%	3.50%	3.76%	3.75%

LKE
Discount rate	4.35%	3.69%			4.32%	3.65%
Rate of compensation increase	3.50%	3.50%			3.50%	3.50%

LG&E
Discount rate	4.33%	3.65%

The following weighted-average assumptions were used to determine the net periodic defined benefit costs for the years ended December 31. The U.K. pension benefits apply to PPL only.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016	2018	2017	2016
PPL
Discount rate service cost	3.70%	4.21%	4.59%	2.73%	2.99%	3.90%	3.64%	4.11%	4.48%
Discount rate interest cost	3.70%	4.21%	4.59%	2.31%	2.41%	3.14%	3.64%	4.11%	4.48%
Rate of compensation increase	3.78%	3.95%	3.93%	3.50%	3.50%	4.00%	3.75%	3.92%	3.91%
Expected return on plan assets	7.25%	7.00%	7.00%	7.23%	7.22%	7.20%	6.40%	6.21%	6.11%

LKE
Discount rate	3.69%	4.19%	4.56%				3.65%	4.12%	4.49%
Rate of compensation increase	3.50%	3.50%	3.50%				3.50%	3.50%	3.50%
Expected return on plan assets (a)	7.25%	7.00%	7.00%				7.15%	6.82%	6.82%

LG&E
Discount rate	3.65%	4.13%	4.49%
Expected return on plan assets (a)	7.25%	7.00%	7.00%

(a)
The expected long-term rates of return for pension and other postretirement benefits are based on management's projections using a best-estimate of expected returns, volatilities and correlations for each asset class. Each plan's specific current and expected asset allocations are also considered in developing a reasonable return assumption.

(PPL and LKE)

The following table provides the assumed health care cost trend rates for the years ended December 31:

	2018	2017	2016
PPL and LKE
Health care cost trend rate assumed for next year
– obligations	6.6%	6.6%	7.0%
– cost	6.6%	7.0%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
– obligations	5.0%	5.0%	5.0%
– cost	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate
– obligations	2023	2022	2022
– cost	2022	2022	2020

(PPL)

The funded status of PPL's plans at December 31 was as follows:

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Change in Benefit Obligation
Benefit Obligation, beginning of period	$4,288	$4,079	$8,219	$7,383	$589	$591
Service cost	62	65	82	76	7	7
Interest cost	156	168	185	178	21	23
Participant contributions	—	—	13	13	13	14
Plan amendments	1	(1)	12	—	—	8
Actuarial (gain) loss	(352)	233	(406)	293	(34)	4
Settlements	—	(6)	—	(1)	—	—
Termination benefits	—	1	—	—	—	—
Gross benefits paid	(272)	(251)	(381)	(345)	(58)	(59)
Federal subsidy	—	—	—	—	—	1
Currency conversion	—	—	(449)	622	—	—
Benefit Obligation, end of period	3,883	4,288	7,275	8,219	538	589

Change in Plan Assets
Plan assets at fair value, beginning of period	3,488	3,243	8,490	7,211	405	378
Actual return on plan assets	(260)	437	(30)	480	(20)	54
Employer contributions	153	65	188	486	23	15
Participant contributions	—	—	13	13	11	13
Transfer out (a)	—	—	—	—	(65)	—
Settlements	—	(6)	—	(1)	—	—
Gross benefits paid	(272)	(251)	(381)	(345)	(53)	(55)
Currency conversion	—	—	(479)	646	—	—
Plan assets at fair value, end of period	3,109	3,488	7,801	8,490	301	405

Funded Status, end of period	$(774)	$(800)	$526	$271	$(237)	$(184)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$—	$—	$535	$284	$2	$2
Current liability	(13)	(13)	(1)	—	(3)	(3)
Noncurrent liability	(761)	(787)	(8)	(13)	(236)	(183)
Net amount recognized, end of period	$(774)	$(800)	$526	$271	$(237)	$(184)

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2018	2017	2018	2017	2018	2017

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost (credit)	$40	$49	$12	$—	$10	$9
Net actuarial (gain) loss	1,207	1,134	2,806	2,755	24	16
Total (b)	$1,247	$1,183	$2,818	$2,755	$34	$25

Total accumulated benefit obligation for defined benefit pension plans	$3,668	$4,000	$6,689	$7,542

(a)
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

For PPL's U.S. pension and other postretirement benefit plans, the amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	U.S. Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
AOCI	$370	$374	$21	$15
Regulatory assets/liabilities	877	809	13	10
Total	$1,247	$1,183	$34	$25

The actuarial (gain) loss for all pension plans in 2018 and 2017 was primarily related to a change in the discount rate used to measure the benefit obligations of those plans.

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligation (ABO) exceed the fair value of plan assets:

	U.S.		U.K.
	PBO in excess of plan assets		PBO in excess of plan assets
	2018	2017	2018	2017
Projected benefit obligation	$3,883	$4,288	$9	$3,083
Fair value of plan assets	3,109	3,488	—	3,070

	U.S.		U.K.
	ABO in excess of plan assets		ABO in excess of plan assets
	2018	2017	2018	2017
Accumulated benefit obligation	$3,668	$4,000	$9	$10
Fair value of plan assets	3,109	3,488	—	—

(LKE)

The funded status of LKE's plans at December 31 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Change in Benefit Obligation
Benefit Obligation, beginning of period	$1,771	$1,669	$223	$220
Service cost	25	24	4	4
Interest cost	63	68	8	9
Participant contributions	—	—	8	8
Plan amendments (a)	—	6	—	8
Actuarial (gain) loss (b)	(168)	113	(16)	(7)
Gross benefits paid (a)	(111)	(109)	(22)	(19)
Benefit Obligation, end of period	1,580	1,771	205	223

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017

Change in Plan Assets
Plan assets at fair value, beginning of period	1,402	1,315	116	98
Actual return on plan assets	(106)	175	(9)	14
Employer contributions	109	21	24	15
Participant contributions	—	—	8	8
Gross benefits paid	(111)	(109)	(22)	(19)
Plan assets at fair value, end of period	1,294	1,402	117	116

Funded Status, end of period	$(286)	$(369)	$(88)	$(107)

Amounts recognized in the Balance Sheets consist of:
Noncurrent asset	$—	$—	$2	$2
Current liability	(4)	(4)	(3)	(3)
Noncurrent liability	(282)	(365)	(87)	(106)
Net amount recognized, end of period	$(286)	$(369)	$(88)	$(107)

Amounts recognized in AOCI and regulatory assets/liabilities (pre-tax) consist of:
Prior service cost	$35	$44	$12	$13
Net actuarial (gain) loss	439	434	(25)	(26)
Total	$474	$478	$(13)	$(13)

Total accumulated benefit obligation for defined benefit pension plans	$1,467	$1,616

(a)
The pension plans were amended in December 2015 to allow active participants and terminated vested participants who had not previously elected a form of payment of their benefit to elect to receive their accrued pension benefit as a one-time lump-sum payment effective January 1, 2016. Gross benefits paid by the plans include lump-sum cash payments made to participants during 2018 and 2017 of $52 million and $50 million in connection with these offerings.

(b)	The actuarial (gain) loss for all pension plans in 2018 and 2017 was primarily related to change in the discount rate used to measure the benefit obligations of those plans.

The amounts recognized in AOCI and regulatory assets/liabilities at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
AOCI	$118	$144	$10	$6
Regulatory assets/liabilities	356	334	(23)	(19)
Total	$474	$478	$(13)	$(13)

The following tables provide information on pension plans where the projected benefit obligation (PBO) or accumulated benefit obligations (ABO) exceed the fair value of plan assets:

	PBO in excess of plan assets
	2018	2017
Projected benefit obligation	$1,580	$1,771
Fair value of plan assets	1,294	1,402

	ABO in excess of plan assets
	2018	2017
Accumulated benefit obligation	$1,467	$1,616
Fair value of plan assets	1,294	1,402

(LG&E)

The funded status of LG&E's plan at December 31, was as follows:

	Pension Benefits
	2018	2017
Change in Benefit Obligation
Benefit Obligation, beginning of period	$326	$329
Service cost	1	1
Interest cost	12	13
Plan amendments (a)	—	6
Actuarial (gain) loss	(24)	11
Gross benefits paid (a)	(30)	(34)
Benefit Obligation, end of period	285	326

Change in Plan Assets
Plan assets at fair value, beginning of period	325	318
Actual return on plan assets	(24)	41
Employer contributions	10	—
Gross benefits paid	(30)	(34)
Plan assets at fair value, end of period	281	325

Funded Status, end of period	$(4)	$(1)

Amounts recognized in the Balance Sheets consist of:
Noncurrent liability	$(4)	$(1)
Net amount recognized, end of period	$(4)	$(1)

Amounts recognized in regulatory assets (pre-tax) consist of:
Prior service cost	$22	$27
Net actuarial loss	107	92
Total	$129	$119

Total accumulated benefit obligation for defined benefit pension plan	$285	$326

(a)
The pension plan was amended in December 2015 to allow active participants and terminated vested participants who had not previously elected a form of payment of their benefit to elect to receive their accrued pension benefit as a one-time lump-sum payment effective January 1, 2016. Gross benefits paid by the plan include lump-sum cash payments made to participants during 2018 and 2017 of $16 million and $19 million in connection with this offering.

LG&E's pension plan had projected and accumulated benefit obligations in excess of plan assets at December 31, 2018 and 2017.

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

	2018	2017
Pension	$7	$44
Other postretirement benefits	65	74

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

	2018	2017
Pension	$285	$246
Other postretirement benefits	120	62

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

	2018	2017
Pension	$1	$36
Other postretirement benefits	25	32

Plan Assets - U.S. Pension Plans

(PPL, LKE and LG&E)

PPL's primary legacy pension plan and the pension plans sponsored by LKE and LG&E are invested in the PPL Services Corporation Master Trust (the Master Trust) that also includes 401(h) accounts that are restricted for certain other postretirement benefit obligations of PPL and LKE. The investment strategy for the Master Trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments, while also managing the duration of the assets to complement the duration of the liabilities. The Master Trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

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

Target allocation ranges have been developed for each portfolio based on input from external consultants with a goal of limiting funded status volatility. The EBPB monitors the investments in each portfolio, and seeks to obtain a target portfolio that emphasizes reduction of risk of loss from market volatility. In pursuing that goal, the EBPB establishes revised guidelines from time to time. EBPB investment guidelines as of the end of 2018 are presented below.

The asset allocation for the trust and the target allocation by portfolio at December 31 are as follows:

	Percentage of trust assets		2018
	2018 (a)	2017 (a)	Target Asset Allocation (a)
Growth Portfolio	55%	56%	55%
Equity securities	30%	32%
Debt securities (b)	15%	14%
Alternative investments	10%	10%
Immunizing Portfolio	43%	43%	43%
Debt securities (b)	39%	39%
Derivatives	4%	4%
Liquidity Portfolio	2%	1%	2%
Total	100%	100%	100%

(a)	Allocations exclude consideration of a group annuity contract held by the LG&E and KU Retirement Plan.

(b)	Includes commingled debt funds, which PPL treats as debt securities for asset allocation purposes.

(LKE)

LKE has pension plans, including LG&E's plan, whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of these plans' assets of $1.3 billion and $1.4 billion at December 31, 2018 and 2017 represents an interest of approximately 42% and 40% in the Master Trust.

(LG&E)

LG&E has a pension plan whose assets are invested solely in the Master Trust, which is fully disclosed below. The fair value of this plan's assets of $281 million and $325 million at December 31, 2018 and 2017 represents an interest of approximately 9% in the Master Trust.

(PPL, LKE and LG&E)

The fair value of net assets in the Master Trust by asset class and level within the fair value hierarchy was:

	December 31, 2018				December 31, 2017
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$220	$220	$—	$—	$301	$301	$—	$—
Equity securities:
U.S. Equity	159	159	—	—	229	229	—	—
U.S. Equity fund measured at NAV (a)	340	—	—	—	364	—	—	—
International equity fund at NAV (a)	466	—	—	—	538	—	—	—
Commingled debt measured at NAV (a)	543	—	—	—	611	—	—	—
Debt securities:
U.S. Treasury and U.S. government sponsored agency	212	212	—	—	186	186	—	—
Corporate	899	—	874	25	883	—	870	13
Other	17	—	17	—	10	—	10	—
Alternative investments:
Real estate measured at NAV (a)	90	—	—	—	109	—	—	—
Private equity measured at NAV (a)	65	—	—	—	80	—	—	—
Hedge funds measured at NAV (a)	175	—	—	—	175	—	—	—

	December 31, 2018				December 31, 2017
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Derivatives	33	—	33	—	51	—	51	—
Insurance contracts	21	—	—	21	24	—	—	24
PPL Services Corporation Master Trust assets, at fair value	3,240	$591	$924	$46	3,561	$716	$931	$37
Receivables and payables, net (b)	(2)				72
401(h) accounts restricted for other postretirement benefit obligations	(129)				(145)
Total PPL Services Corporation Master Trust pension assets	$3,109				$3,488

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

(b)	Receivables and payables, net represents amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2018 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$13	$24	$37
Actual return on plan assets
Relating to assets still held at the reporting date	(2)	1	(1)
Relating to assets sold during the period	3	—	3
Purchases, sales and settlements	11	(4)	7
Balance at end of period	$25	$21	$46

A reconciliation of the Master Trust assets classified as Level 3 at December 31, 2017 is as follows:

	Corporate debt	Insurance contracts	Total
Balance at beginning of period	$13	$27	$40
Actual return on plan assets
Relating to assets still held at the reporting date	—	1	1
Purchases, sales and settlements	—	(4)	(4)
Balance at end of period	$13	$24	$37

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

Investments in real estate represent an investment in a partnership whose purpose is to manage investments in core U.S. real estate properties diversified geographically and across major property types (e.g., office, industrial, retail, etc.). The strategy is focused on properties with high occupancy rates with quality tenants. This results in a focus on high income and stable cash flows with appreciation being a secondary factor. Core real estate generally has a lower degree of leverage when compared with more speculative real estate investing strategies. The partnership has limitations on the amounts that may be redeemed based on available cash to fund redemptions. Additionally, the general partner may decline to accept redemptions when necessary to avoid adverse consequences for the partnership, including legal and tax implications, among others. The fair value of the investment is based upon a partnership unit value.

Investments in private equity represent interests in partnerships in multiple early-stage venture capital funds and private equity fund of funds that use a number of diverse investment strategies. The partnerships have limited lives of at least 10 years, after which liquidating distributions will be received. Prior to the end of each partnership's life, the investment cannot be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval. The Master Trust has unfunded commitments of $71 million that may be required during the lives of the partnerships. Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in hedge funds represent investments in a fund of hedge funds. Hedge funds seek a return utilizing a number of diverse investment strategies. The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under most market conditions. Major investment strategies for the fund of hedge funds include long/short equity, tactical trading, event driven, and relative value. Shares may be redeemed with 45 days prior written notice. The fund is subject to short term lockups and other restrictions. The fair value for the fund has been estimated using the net asset value per share.

The fair value measurements of derivative instruments utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs. In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models. These securities primarily represent investments in treasury futures, total return swaps, interest rate swaps and swaptions (the option to enter into an interest rate swap), which are valued based on quoted prices, changes in the value of the underlying exposure or on the swap details, such as swap curves, notional amount, index and term of index, reset frequency, volatility and payer/receiver credit ratings.

Insurance contracts, classified as Level 3, represent an investment in an immediate participation guaranteed group annuity contract. The fair value is based on contract value, which represents cost plus interest income less distributions for benefit payments and administrative expenses.

Plan Assets - U.S. Other Postretirement Benefit Plans

The investment strategy with respect to other postretirement benefit obligations is to fund VEBA trusts and/or 401(h) accounts with voluntary contributions and to invest in a tax efficient manner. Excluding the 401(h) accounts included in the Master Trust, other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments. These plans benefit from diversification of asset types, investment fund strategies and investment fund managers and, therefore, have no significant concentration of risk. Equity securities include investments in domestic large-cap commingled funds. Ownership interests in commingled funds that invest entirely in debt securities are classified as equity securities, but treated as debt securities for asset allocation and target allocation purposes. Ownership interests in money market funds are treated as cash and cash equivalents for asset allocation and target allocation purposes. The asset allocation for the PPL VEBA trusts, excluding LKE, and the target allocation, by asset class, at December 31 are detailed below.

	Percentage of plan assets		Target Asset Allocation
	2018	2017	2018
Asset Class
U.S. Equity securities	40%	47%	45%
Debt securities (a)	56%	49%	50%
Cash and cash equivalents (b)	4%	4%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds and debt securities.

(b)	Includes money market funds.

LKE's other postretirement benefit plan is invested primarily in a 401(h) account, as disclosed in the PPL Services Corporation Master Trust, with insignificant amounts invested in money market funds within VEBA trusts for liquidity.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2018				December 31, 2017
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Money market funds	$6	$6	$—	$—	$10	$10	$—	$—
U.S. Equity securities:
Large-cap equity fund measure at NAV (a)	69	—	—	—	123	—	—	—
Commingled debt fund measured at NAV (a)	68	—	—	—	96	—	—	—
Debt securities:
Corporate bonds	28	—	28	—	30	—	30	—
Total VEBA trust assets, at fair value	171	$6	$28	$—	259	$10	$30	$—
Receivables and payables, net (b)	1				1
401(h) account assets	129				145
Total other postretirement benefit plan assets	$301				$405

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

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
	2018	2017	2018
Asset Class
Cash and cash equivalents	2%	2%	—%
Equity securities
U.K.	—%	2%	2%
European (excluding the U.K.)	1%	1%	1%
Asian-Pacific	1%	1%	1%
North American	1%	1%	1%
Emerging markets	1%	1%	1%
Global equities	19%	16%	10%
Global Tactical Asset Allocation	31%	33%	41%
Debt securities (a)	38%	37%	38%
Alternative investments	6%	6%	5%
Total	100%	100%	100%

(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2018				December 31, 2017
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$147	$147	$—	$—	$216	$216	$—	$—
Equity securities measured at NAV (a) :
U.K. companies	27	—	—	—	157	—	—	—
European companies (excluding the U.K.)	76	—	—	—	98	—	—	—
Asian-Pacific companies	49	—	—	—	60	—	—	—
North American companies	105	—	—	—	123	—	—	—
Emerging markets companies	44	—	—	—	62	—	—	—
Global Equities	1,465	—	—	—	1,335	—	—	—
Other	2,437	—	—	—	2,807	—	—	—
Debt Securities:
U.K. corporate bonds	4	—	4	—	3	—	3	—
U.K. gilts	2,933	—	2,933	—	3,137	—	3,137	—
Alternative investments:
Real estate measured at NAV (a)	485	—	—	—	492	—	—	—
Fair value - U.K. pension plans	7,772	$147	$2,937	$—	8,490	$216	$3,140	$—
Receivables and payables, net (b)	29				—
Total U.K. pension assets	$7,801				$8,490

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

(b)	Receivables and payables, net represents amounts for investments sold/purchased but not yet settled along with interest and dividends earned but not yet received.

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

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

While PPL's U.S. defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements, PPL contributed $50 million to its U.S. pension plans in January 2019. No additional contributions are expected in 2019.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. PPL expects to make approximately $13 million of benefit payments under these plans in 2019.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause PPL to contribute $15 million to its other postretirement benefit plans in 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by PPL.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2019	$274	$50	$—
2020	266	50	1
2021	265	49	—
2022	265	48	1
2023	264	46	—
2024-2028	1,290	210	1

(LKE)

While LKE's defined benefit pension plans have the option to utilize available prior year credit balances to meet current and future contribution requirements, LKE contributed $20 million to its pension plans in January 2019. No additional contributions are expected in 2019.

LKE sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets. LKE expects to make $4 million of benefit payments under these plans in 2019.

LKE is not required to make contributions to its other postretirement benefit plan but has historically funded this plan in amounts equal to the postretirement benefit costs recognized. Continuation of this past practice would cause LKE to contribute a projected $15 million to its other postretirement benefit plan in 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans and the following federal subsidy payments are expected to be received by LKE.

		Other Postretirement
	Pension	Benefit Payment	Expected Federal Subsidy
2019	$112	$15	$—
2020	112	15	—
2021	113	16	—
2022	113	16	1
2023	112	16	—
2024-2028	547	78	1

(LG&E)

While LG&E's defined benefit pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements, LG&E contributed $1 million to its pension plan in January 2019. No additional contributions are expected in 2019.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plan.

Pension
2019	$25
2020	25
2021	24
2022	23
2023	22
2024-2028	95

Expected Cash Flows - U.K. Pension Plans (PPL)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements. Contribution requirements were evaluated in accordance with the valuation performed as of March 31, 2016. WPD expects to make contributions of approximately $277 million in 2019. WPD is currently permitted to recover in current revenues approximately 78% of its pension funding requirements for its primary pension plans.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans.

Pension
2019	$337
2020	340
2021	344
2022	349
2023	352
2024-2028	1,781

Savings Plans (All Registrants)

Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401(k)s). Employer contributions to the plans were:

	2018	2017	2016
PPL	$40	$36	$35
PPL Electric	6	6	6
LKE	20	18	17
LG&E	6	5	5
KU	5	4	4

12. Jointly Owned Facilities

(PPL, LKE, LG&E and KU)

At December 31, 2018 and 2017, the Balance Sheets reflect the owned interests in the facilities listed below.

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress
PPL and LKE
December 31, 2018
Generating Plants
Trimble County Unit 1	75.00%	$427	$77	$—
Trimble County Unit 2	75.00%	1,063	199	293

December 31, 2017
Generating Plants
Trimble County Unit 1	75.00%	$427	$69	$1
Trimble County Unit 2	75.00%	1,032	176	198

LG&E
December 31, 2018
Generating Plants
E.W. Brown Units 6-7	38.00%	$41	$20	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	51	17	—
Trimble County Unit 1	75.00%	427	77	—
Trimble County Unit 2	14.25%	226	39	152
Trimble County Units 5-6	29.00%	32	11	—
Trimble County Units 7-10	37.00%	77	24	—
Cane Run Unit 7	22.00%	119	9	—
E.W. Brown Solar Unit	39.00%	10	1	—

December 31, 2017
Generating Plants
E.W. Brown Units 6-7	38.00%	$41	$17	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	53.00%	52	15	—
Trimble County Unit 1	75.00%	427	69	1
Trimble County Unit 2	14.25%	215	36	102
Trimble County Units 5-6	29.00%	32	9	—
Trimble County Units 7-10	37.00%	73	21	—
Cane Run Unit 7	22.00%	120	8	1
E.W. Brown Solar Unit	39.00%	10	1	—

KU
December 31, 2018
Generating Plants
E.W. Brown Units 6-7	62.00%	$66	$31	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	15	—
Trimble County Unit 2	60.75%	837	160	141
Trimble County Units 5-6	71.00%	76	25	—
Trimble County Units 7-10	63.00%	129	41	—
Cane Run Unit 7	78.00%	428	36	—
E.W. Brown Solar Unit	61.00%	16	2	—

	Ownership Interest	Electric Plant	Accumulated Depreciation	Construction Work in Progress

December 31, 2017
Generating Plants
E.W. Brown Units 6-7	62.00%	$66	$27	$—
Paddy's Run Unit 13 & E.W. Brown Unit 5	47.00%	46	13	—
Trimble County Unit 2	60.75%	817	140	96
Trimble County Units 5-6	71.00%	76	20	—
Trimble County Units 7-10	63.00%	120	34	—
Cane Run Unit 7	78.00%	431	31	4
E.W. Brown Solar Unit	61.00%	16	1	—

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

13. Commitments and Contingencies

Energy Purchase Commitments (PPL, LKE, LG&E and KU)

LG&E and KU enter into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's retail natural gas supply operations. These contracts include the following commitments:

Contract Type	Maximum Maturity Date
Natural Gas Fuel	2020
Natural Gas Retail Supply	2020
Coal	2023
Coal Transportation and Fleeting Services	2027
Natural Gas Transportation	2026

LG&E and KU have a power purchase agreement with OVEC expiring in June 2040. See footnote (f) to the table in "Guarantees and Other Assurances" below for information on the OVEC power purchase contract, including recent developments in credit or debt conditions relating to OVEC. Future obligations for power purchases from OVEC are demand payments, comprised of debt-service payments and contractually-required reimbursements of plant operating, maintenance and other expenses, and are projected as follows:

	LG&E	KU	Total
2019	$19	$8	$27
2020	18	8	26
2021	19	8	27
2022	19	8	27
2023	19	8	27
Thereafter	297	133	430
Total	$391	$173	$564

LG&E and KU had total energy purchases under the OVEC power purchase agreement for the years ended December 31 as follows:

	2018	2017	2016
LG&E	$14	$14	$16
KU	6	6	7
Total	$20	$20	$23

Legal Matters

(All Registrants)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business. PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

Talen Litigation (PPL)

Background

In September 2013, PPL Montana entered into an agreement to sell its hydroelectric generating facilities. In June 2014, PPL and PPL Energy Supply entered into various definitive agreements with affiliates of Riverstone to spin off PPL Energy Supply and ultimately combine it with Riverstone's competitive power generation businesses to form a stand-alone company named Talen Energy. In November 2014, after executing the spinoff agreements but prior to the closing of the spinoff transaction, PPL Montana closed the sale of its hydroelectric generating facilities. Subsequently, on June 1, 2015, the spinoff of PPL Energy Supply was completed. Following the spinoff transaction, PPL had no continuing ownership interest in or control of PPL Energy Supply. In connection with the spinoff transaction, PPL Montana became Talen Montana, LLC (Talen Montana), a subsidiary of Talen Energy. Talen Energy Marketing became a subsidiary of Talen Energy as a result of the June 2015 spinoff of PPL Energy Supply. Talen Energy has owned and operated both Talen Montana and Talen Energy Marketing since the spinoff. At the time of the spinoff, affiliates of Riverstone acquired a 35% ownership interest in Talen Energy. Riverstone subsequently acquired the remaining interests in Talen Energy in a take private transaction in December 2016.

Talen Montana, LLC v. PPL Corporation et al.

On October 29, 2018, Talen Montana filed a complaint against PPL and certain of its affiliates and current and former officers and directors in the First Judicial District of the State of Montana, Lewis & Clark County (Talen Direct Action). Talen Montana alleges that in November 2014, PPL and certain officers and directors improperly distributed to PPL's subsidiaries $733 million of the proceeds from the sale of Talen Montana's (then PPL Montana's) hydroelectric generating facilities, rendering PPL Montana insolvent. The complaint includes claims for, among other things, breach of fiduciary duty; aiding and abetting breach of fiduciary duty; breach of an LLC agreement; breach of the implied duty of good faith and fair dealing; tortious interference; negligent misrepresentation; and constructive fraud. Talen Montana is seeking unspecified damages, including punitive damages, and other relief. In December 2018, PPL moved to dismiss the Talen Direct Action for lack of jurisdiction and, in the alternative, to dismiss because Delaware is the appropriate forum to decide this case. In January 2019, Talen Montana dismissed without prejudice all current and former PPL Corporation directors from the case. The parties are proceeding with limited jurisdictional discovery.

Talen Montana Retirement Plan and Talen Energy Marketing, LLC, Individually and on Behalf of All Others Similarly Situated v. PPL Corporation et al.

Also on October 29, 2018, Talen Montana Retirement Plan and Talen Energy Marketing filed a putative class action complaint on behalf of current and contingent creditors of Talen Montana who allegedly suffered harm or allegedly will suffer reasonably foreseeable harm as a result of the November 2014 distribution. The action was filed in the Sixteenth Judicial District of the State of Montana, Rosebud County, against PPL and certain of its affiliates and current and former officers and directors (Talen Putative Class Action). The plaintiffs assert claims for, among other things, fraudulent transfer, both actual and constructive; recovery against subsequent transferees; civil conspiracy; aiding and abetting tortious conduct; and unjust enrichment. They are seeking avoidance of the purportedly fraudulent transfer, unspecified damages, including punitive damages, the imposition of a constructive trust, and other relief. In December 2018, PPL removed the Talen Putative Class Action from the Sixteenth Judicial District of the State of Montana to the United States District Court for the District of Montana, Billings Division. In January 2019, the plaintiffs moved to remand the Talen Putative Class Action back to state court and dismissed without prejudice all current and former PPL Corporation directors from the case. The parties are proceeding with limited jurisdictional discovery in connection with the motion to remand.

PPL Corporation et al. vs. Riverstone Holdings LLC, Talen Energy Corporation et al.

On November 30, 2018, PPL, certain PPL affiliates, and certain current and former officers and directors (PPL plaintiffs) filed a complaint in the Court of Chancery of the State of Delaware seeking various forms of relief against Riverstone, Talen Energy and certain of their affiliates (Delaware Action). In the complaint, the PPL plaintiffs ask the Delaware Court of Chancery for declaratory and injunctive relief. This includes a declaratory judgment that, under the separation agreement governing the spinoff of PPL Energy Supply, all related claims that arise must be heard in Delaware; that the statute of limitations in Delaware and the spinoff agreement bar these claims at this point; that PPL is not liable for the claims in either the Talen Direct Action or the Talen Putative Class Action as PPL Montana was solvent at all relevant times; and that the separation agreement requires that Talen Energy indemnify PPL for all losses arising from the debts of Talen Montana, among other things. PPL's complaint also seeks damages against Riverstone for interfering with the separation agreement and against Riverstone affiliates for breach of the implied covenant of good faith and fair dealing. In addition, the complaint asks the court to order, on behalf of creditors, the recovery of a $500 million "special cash dividend" that Riverstone extracted from Talen Energy in December 2017. On January 11, 2019, the PPL plaintiffs filed an amended complaint, adding claims related to indemnification with respect to the Talen Direct Action and the Talen Putative Class Action (together, the Montana Actions) and requested a declaration that the Montana Actions are time-barred under the spinoff agreements. On February 11, 2019, the defendants filed motions to dismiss the amended complaint.

With respect to each of the Talen-related matters described above, PPL believes that the 2014 distribution of proceeds was made in compliance with all applicable laws and that PPL Montana was solvent at all relevant times. Additionally, the agreements entered into in connection with the spinoff, which PPL and affiliates of Talen Energy and Riverstone negotiated and executed prior to the 2014 distribution, directly address the treatment of the proceeds from the sale of PPL Montana's hydroelectric generating facilities; in those agreements, Talen Energy and Riverstone definitively agreed that PPL was entitled to retain the proceeds.

PPL believes that it has meritorious defenses to the claims made in the Montana Actions and intends to vigorously defend against these actions. The Montana Actions and the Delaware Action are all in the early stages of litigation; at this time, PPL cannot predict the outcome of these matters or estimate the range of possible losses, if any, that PPL might incur as a result of the claims, although they could be material.

(PPL, LKE and LG&E)

Cane Run Environmental Claims

In December 2013, six residents, on behalf of themselves and others similarly situated, filed a class action complaint against LG&E and PPL in the U.S. District Court for the Western District of Kentucky (U.S. District Court) alleging violations of the Clean Air Act, RCRA, and common law claims of nuisance, trespass and negligence. These plaintiffs seek injunctive relief and civil penalties, plus costs and attorney fees, for the alleged statutory violations. Under the common law claims, these plaintiffs seek monetary compensation and punitive damages for property damage and diminished property values for a class consisting of residents within four miles of the Cane Run plant, which retired three coal-fired units in 2015. In their individual capacities, these plaintiffs sought compensation for alleged adverse health effects. In July 2014, the court dismissed the RCRA claims and all but one Clean Air Act claim, but declined to dismiss the common law tort claims. In November 2016, the plaintiffs filed an amended complaint removing the personal injury claims and removing certain previously named plaintiffs. In February 2017, the U.S. District Court issued an Order dismissing PPL as a defendant and dismissing the final federal claim against LG&E. In April 2017, the U.S. District Court issued an Order declining to exercise supplemental jurisdiction on the state law claims and dismissed the case in its entirety. In June 2017, the plaintiffs filed a class action complaint in Jefferson County, Kentucky Circuit Court, against LG&E alleging state law nuisance, negligence and trespass tort claims. The plaintiffs seek compensatory and punitive damages for alleged property damage due to purported plant emissions on behalf of a class of residents within one to three miles of the plant. Proceedings are currently underway regarding potential class certification, for which a decision may be rendered in 2019. PPL, LKE and LG&E cannot predict the outcome of this matter and an estimate or range of possible losses cannot be determined.

(PPL, LKE and KU)

E.W. Brown Environmental Claims

On July 12, 2017, the Kentucky Waterways Alliance and the Sierra Club filed a citizen suit complaint against KU in the U.S. District Court for the Eastern District of Kentucky (U.S. District Court) alleging discharges at the E.W. Brown plant in violation of the Clean Water Act and the plant's water discharge permit and alleging contamination that may present an imminent and substantial endangerment in violation of the RCRA. The plaintiffs' suit relates to prior notices of intent to file a citizen suit submitted in October and November 2015 and October 2016. These plaintiffs sought injunctive relief ordering KU to take all actions necessary to comply with the Clean Water Act and RCRA, including ceasing the discharges in question, abating effects associated with prior discharges and eliminating the alleged imminent and substantial endangerment. These plaintiffs also sought assessment of civil penalties and an award of litigation costs and attorney fees. On December 28, 2017 the U.S. District Court issued an Order dismissing the Clean Water Act and RCRA complaints against KU in their entirety. On January 26, 2018, the plaintiffs appealed the dismissal Order to the U.S. Court of Appeals for the Sixth Circuit. On September 24, 2018, the U.S. Court of Appeals for the Sixth Circuit issued its ruling affirming the lower court's decision to dismiss the Clean Water Act claims and reversing its dismissal of the RCRA claims against KU and remanding the latter to the U.S. District Court. On October 9, 2018, KU filed a petition for rehearing to the U.S. Court of Appeals for the Sixth Circuit regarding the RCRA claims. On November 27, 2018, the U.S. Court of Appeals for the Sixth Circuit denied KU's petition for rehearing regarding the RCRA claims. On January 8, 2019, KU filed an answer to plaintiffs’ complaint in the U.S. District Court.
PPL, LKE and KU cannot predict the outcome of these matters and an estimate or range of possible losses cannot be determined.

KU is undertaking extensive remedial measures at the E.W. Brown plant including closure of the former ash pond, implementation of a groundwater remedial action plan and performance of a corrective action plan including aquatic study of adjacent surface waters and risk assessment. The aquatic study and risk assessment are being undertaken pursuant to a 2017 agreed Order with the Kentucky Energy and Environment Cabinet (KEEC). KU conducted sampling of Herrington Lake in 2017 and 2018. A final report of KU's findings is expected to be submitted to the KEEC in 2019. KU believes that current and planned measures for the E.W. Brown plant, including closure of impoundments, cessation of certain discharges and deployment of new discharge controls, are sufficient to ensure compliance with applicable requirements. However, until completion of the aquatic study and related assessments and issuance of regulatory determinations by the KEEC, PPL, LKE and KU are unable to determine whether additional remedial measures will be required at the E.W. Brown plant.

(All Registrants)

Regulatory Issues

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

States are also obligated to address interstate transport issues associated with ozone standards through the establishment of "good neighbor" state implementation plans for those states that are found to contribute significantly to another state's non-attainment. As a result of a partial consent decree addressing claims regarding federal implementation, the EPA and several states, including Kentucky, have evaluated the need for further nitrogen oxide reductions from fossil-fueled plants to address interstate impacts. On August 23, 2018, Kentucky submitted a proposed state implementation plan finding that no additional reductions beyond existing and planned controls set forth in Kentucky's existing State Implementation Plan are necessary to prevent Kentucky from contributing significantly to any other state's nonattainment. On September 14, 2018, the EPA announced its denial of petitions filed by Maryland and Delaware alleging that the states including Kentucky and Pennsylvania contribute to nonattainment in the petitioning states. PPL, LKE, LG&E, and KU are unable to predict the outcome of ongoing and future evaluations by the EPA and the states, or whether such evaluations could potentially result in requirements for nitrogen oxide reductions beyond those currently required under the Cross-State Air Pollution Rule.

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

MATS

On December 28, 2018, the EPA proposed to revise its previous finding that regulation of hazardous air emissions from coal- and oil-fired electric generating units is justified and instead find that the agency erred in determining such regulation is “appropriate and necessary” due to mistakes in its regulatory cost-benefit analysis. As a result of its review of relevant precedent, the EPA further proposed not to remove the coal- and oil-fired electric generating unit source category from the list of sources that must be regulated under Section 112 of the Clean Air Act and leave existing emission standards in place. Finally, the EPA proposed to find that the results of its residual risk and technology review indicate that residual risk due to air toxic emissions from this source category is acceptable and current standards provide an ample margin of safety to protect public health. LG&E and KU have completed installation of controls at their plants as necessary to achieve compliance with the applicable provision of MATS. It is not possible to predict the outcome of the pending regulatory proceedings including whether existing standards may be repealed, or the resulting impacts on plant operations, financial condition or results of operations.

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

The EPA's Rules under Section 111 of the Clean Air Act including the EPA's Proposed Affordable Clean Energy Rule

In 2015 the EPA finalized rules imposing GHG emission standards for both new and existing power plants and had proposed a federal implementation plan that would apply to any states that failed to submit an acceptable state implementation plan to reduce GHG emissions on a state-by-state basis (the Clean Power Plan).

Following legal challenges to the Clean Power Plan, a stay of those rules by the U.S. Supreme Court and the March 2017 Executive Order requiring the EPA to review the Clean Power Plan in October 2017, the EPA proposed to rescind the Clean Power Plan. On August 21, 2018, the EPA proposed the Affordable Clean Energy (ACE) Rule as a replacement for the Clean Power Plan pertaining to existing sources. The ACE Rule would give states broad latitude in establishing emission guidelines providing for plant-specific efficiency upgrades or "heat-rate improvements" that would reduce GHG emissions per unit of electricity generated. The ACE Rule proposes a list of "candidate technologies" that would be considered in establishing standards of performance at individual power plants. The ACE Rule also proposes new criteria for determining whether such efficiency projects would trigger New Source Review and thus be subject to more stringent emission controls.

In April 2014, the Kentucky General Assembly passed legislation limiting the measures that the Kentucky Energy and Environment Cabinet may consider in setting performance standards to comply with the Clean Power Plan, if enacted. The legislation provides that such state GHG performance standards will be based on emission reductions, efficiency measures and other improvements available at each power plant, rather than renewable energy, end-use energy efficiency, fuel switching and re-dispatch. These statutory restrictions are broadly consistent with the EPA's proposed ACE Rule.

LG&E and KU are monitoring developments at the state and federal level. Until the ACE Rule is finalized and the state determines implementation measures, PPL, LKE, LG&E and KU cannot predict the potential impact, if any, on plant operations, future capital or operating costs. PPL, LKE, LG&E and KU believe that the costs, which could be significant, would be subject to rate recovery.

Sulfuric Acid Mist Emissions (PPL, LKE and LG&E)

In June 2016, the EPA issued a notice of violation under the Clean Air Act alleging that LG&E violated applicable rules relating to sulfuric acid mist emissions at its Mill Creek plant. The notice alleges failure to install proper controls, failure to operate the facility consistent with good air pollution control practice, and causing emissions exceeding applicable requirements or constituting a nuisance or endangerment. LG&E believes it has complied with applicable regulations during the relevant time period. Discussions between the EPA and LG&E are ongoing. The parties have entered into a tolling agreement with respect to this matter through June 2019. PPL, LKE and LG&E are unable to predict the outcome of this matter or the potential impact on operations of the Mill Creek plant, including increased capital or operating costs, and potential civil penalties or remedial measures, if any.

Water/Waste

(PPL, LKE, LG&E and KU)

CCRs

In April 2015, the EPA published its final rule regulating CCRs. CCRs include fly ash, bottom ash and sulfur dioxide scrubber wastes. The rule became effective in October 2015. It imposes extensive new requirements, including location restrictions, design and operating standards, groundwater monitoring and corrective action requirements, and closure and post-closure care requirements on CCR impoundments and landfills that are located on active power plants in the United States and not closed. Under the rule, CCRs are regulated as non-hazardous under Subtitle D of RCRA and beneficial use of CCRs is allowed, with some restrictions. The rule's requirements for covered CCR impoundments and landfills include implementation of groundwater monitoring and commencement or completion of closure activities generally between three and ten years from certain triggering events. The rule requires posting of compliance documentation on a publicly accessible website. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which are pending before the D.C. Circuit Court of Appeals. On March 1, 2018, the EPA proposed amendments to the CCR rule primarily relating to impoundment closure and remediation requirements. On July 30, 2018, the EPA published in the Federal Register a final rule extending the deadline for closure of certain impoundments to October 2020 and adopting substantive changes relating to certifications, suspensions of groundwater monitoring and groundwater protection standards for certain constituents. The EPA has announced that additional amendments to the rule will be proposed. On August 21, 2018, the D.C. Circuit Court of Appeals vacated and remanded portions of the CCR rule including provisions allowing unlined impoundments to continue operating and exempting inactive impoundments at inactive plants from regulation. PPL, LKE, LG&E and KU are unable to predict the outcome of the ongoing rulemaking or potential impacts on current LG&E and KU compliance plans. The Registrants are currently finalizing closure plans and schedules.

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

In connection with the final CCR rule, LG&E and KU recorded adjustments to existing AROs beginning in 2015, and continue to record adjustments as required. See Note 19 for additional information. Further changes to AROs, current capital plans or operating costs may be required as estimates are refined based on closure developments, groundwater monitoring results, and regulatory or legal proceedings. Costs relating to this rule are subject to rate recovery.

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

ELGs

In September 2015, the EPA released its final ELGs for wastewater discharge permits for new and existing steam electric generating facilities. The rule provides strict technology-based discharge limitations for control of pollutants in scrubber wastewater, fly ash and bottom ash transport water, mercury control wastewater, gasification wastewater and combustion residual leachate. The new guidelines require deployment of additional control technologies providing physical, chemical and biological treatment of wastewaters. The guidelines also mandate operational changes including "no discharge" requirements for fly ash and bottom ash transport waters and mercury control wastewaters. The implementation date for individual generating stations will be determined by the states on a case-by-case basis according to criteria provided by the EPA. Industry groups, environmental groups, individual companies and others have filed legal challenges to the final rule, which have been consolidated before the U.S. Court of Appeals for the Fifth Circuit. In April 2017, the EPA announced that it would grant petitions for reconsideration of the rule. In September 2017, the EPA published in the Federal Register a proposed rule that would postpone the compliance date for requirements relating to bottom ash transport waters and scrubber wastewaters discharge limits. The EPA expects to complete its reconsideration of best available technology standards by the fall of 2020. Upon completion of the ongoing regulatory proceedings, the rule will be implemented by the states in the course of their normal permitting activities. LG&E and KU are developing compliance strategies and schedules. PPL, LKE, LG&E and KU are unable to predict the outcome of the EPA's pending reconsideration of the rule or fully estimate compliance costs or timing. Additionally, certain aspects of these compliance plans and estimates relate to developments in state water quality standards, which are separate from the ELG rule or its implementation. Costs to comply with ELGs or other discharge limits are expected to be significant. Certain costs are included in the Registrants' capital plans and are subject to rate recovery.

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

(All Registrants)

Other Issues

In June 2016, the Frank Lautenberg Chemical Safety Act took effect as an amendment to the Toxic Substance Control Act (TSCA). The Act made no changes to the pre-existing TSCA rules as it pertains to polychlorinated biphenyls (PCB). Registrants have been concerned that the EPA may issue a rule under TSCA relating to the use of PCBs in electrical equipment and natural gas pipelines, as well as continued use of PCB-contaminated porous surfaces which may affect Registrants' facilities in the United States, including phase-out of some or all equipment containing PCBs. The costs of such a phase-out, which are subject to rate recovery, could be significant. However, the EPA has continued to defer undertaking the rule-making of concern and no such rulemaking is on the EPA's rulemaking docket.

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

As of December 31, 2018 and December 31, 2017, PPL Electric had a recorded liability of $11 million and $10 million representing its best estimate of the probable loss incurred to remediate the sites identified in this section. Depending on the outcome of investigations at identified sites where investigations have not begun or been completed, or developments at sites for which information is incomplete, additional costs of remediation could be incurred; however, such costs are not expected to be significant.

Future cleanup or remediation work at sites not yet identified may result in significant additional costs for PPL, PPL Electric, LKE, LG&E and KU. Insurance policies maintained by LKE, LG&E and KU may be available to cover certain of the costs or other obligations related to these matters but the amount of insurance coverage or reimbursement cannot be estimated or assured.

Other

Labor Union Agreements

(LKE and KU)

In August 2018, KU and the IBEW ratified a three-year labor agreement through August 2021. The agreement covers approximately 68 employees. The agreement includes a wage reopener in 2020. The terms of the new labor agreement are not expected to have a significant impact on the financial results of LKE or KU.

The Registrants cannot predict the outcome of future union labor negotiations.

Separation Benefits

(PPL and PPL Electric)

In June 2018, PPL EU Services announced it was reorganizing its IT organization into the following new areas: planning, operations, data and information management and IT transformation. Organizational plans and staffing selections for the new IT organization were substantially completed in the third quarter of 2018 which reduced the number of contractors and PPL EU Services’ employees in IT. Affected employees had the option of joining a managed services vendor, applying for a newly created position in IT or opting for severance. As a result, for the twelve months ended December 31, 2018, estimated charges for separation benefits of $6 million, which were primarily allocated to PPL Electric, relating to 86 displaced PPL EU Services’ IT employees, was recorded in “Other operation and maintenance” on the Statement of Income and in “Other current liabilities” on the Balance Sheet. The separation benefits include cash severance compensation, lump sum COBRA reimbursement payments, outplacement services and accelerated stock award vesting and were primarily paid in 2018.

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

(All Registrants)

The table below details guarantees provided as of December 31, 2018. "Exposure" represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee. The probability of expected payment/performance under each of these guarantees is remote except for "WPD guarantee of pension and other obligations of unconsolidated entities." The total recorded liability at December 31, 2018 was $6 million for PPL. The total recorded liability at December 31, 2017 was $17 million for PPL and $11 million for LKE. For reporting purposes, on a consolidated basis, all guarantees of PPL Electric, LKE, LG&E and KU also apply to PPL, and all guarantees of LG&E and KU also apply to LKE.

	Exposure at December 31, 2018		Expiration Date
PPL
Indemnifications related to the WPD Midlands acquisition		(a)
WPD indemnifications for entities in liquidation and sales of assets	$10	(b)	2020
WPD guarantee of pension and other obligations of unconsolidated entities	80	(c)
PPL Electric
Guarantee of inventory value	8	(d)	2020
LKE
Indemnification of lease termination and other divestitures	200	(e)	2021
LG&E and KU
LG&E and KU obligation of shortfall related to OVEC		(f)

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

(c)
Relates to certain obligations of discontinued or modified electric associations that were guaranteed at the time of privatization by the participating members. Costs are allocated to the members and can be reallocated if an existing member becomes insolvent. At December 31, 2018, WPD has recorded an estimated discounted liability for which the expected payment/performance is probable. Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements, and as a result, the exposure has been estimated.

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

(f)
Pursuant to the OVEC power purchase contract, LG&E and KU are obligated to pay for their share of OVEC's excess debt service, post-retirement and decommissioning costs, as well as any shortfall from amounts included within a demand charge designed and expected to cover these costs over the term of the contract. LKE's proportionate share of OVEC's outstanding debt was $113 million at December 31, 2018, consisting of LG&E's share of $78 million and KU's share of $35 million. The maximum exposure and the expiration date of these potential obligations are not presently determinable. See "Energy Purchase Commitments" above for additional information on the OVEC power purchase contract.

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

	2018	2017	2016
PPL Electric from PPL Services	$59	$182	$132
LKE from PPL Services	26	20	18
PPL Electric from PPL EU Services	148	64	69
LG&E from LKS	151	169	178
KU from LKS	169	190	194

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

Intercompany Borrowings

(PPL Electric)

PPL Energy Funding maintains a revolving line of credit with a PPL Electric subsidiary. In June 2018, the revolving line of credit was increased by $250 million and the limit as of December 31, 2018 was $650 million. No balance was outstanding at December 31, 2018 and 2017. The interest rates on borrowings are equal to one-month LIBOR plus a spread. Interest income is reflected in "Interest Income from Affiliate" on the Income Statements.

(LKE)

LKE maintains a $375 million revolving line of credit with a PPL Energy Funding subsidiary whereby LKE can borrow funds on a short-term basis at market-based rates. In October 2018, the revolving line of credit was increased by $75 million to the current limit of $375 million. The interest rates on borrowings are equal to one-month LIBOR plus a spread. At December 31, 2018 and 2017, $113 million and $225 million were outstanding and reflected in "Notes payable with affiliates" on the Balance Sheets. The interest rate on the outstanding borrowings at December 31, 2018 and 2017 were 3.85% and 2.87%. Interest expense on the revolving line of credit was not significant for 2018, 2017 or 2016.

LKE maintains an agreement with a PPL affiliate that has a $300 million borrowing limit whereby LKE can loan funds on a short-term basis at market-based rates. No balance was outstanding at December 31, 2018 and 2017. The interest rate on the loan based on the PPL affiliates credit rating is currently equal to one-month LIBOR plus a spread.

LKE maintains a $400 million ten-year-note with a PPL affiliate with an interest rate of 3.5%. At December 31, 2018 and 2017, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. Interest expense on this note was $14 million for 2018 and 2017 and not significant for 2016.

In May 2018, LKE borrowed $250 million from a PPL affiliate through the issuance of a 4% ten-year note due 2028 with interest due in May and November. At December 31, 2018, the note was reflected in "Long-term debt to affiliate" on the Balance Sheets. The proceeds were used to repay its outstanding notes payable with a PPL Energy Funding subsidiary. Interest expense on this note was $7 million for 2018.

(LG&E)

LG&E participates in an intercompany money pool agreement whereby LKE and/or KU make available to LG&E funds up to $500 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2018 and 2017.

(KU)

KU participates in an intercompany money pool agreement whereby LKE and/or LG&E make available to KU funds up to $500 million at an interest rate based on a market index of commercial paper issues. No balances were outstanding at December 31, 2018 and 2017.

Other (PPL Electric, LKE, LG&E and KU)

See Note 1 for discussions regarding the intercompany tax sharing agreement (for PPL Electric, LKE, LG&E and KU) and intercompany allocations of stock-based compensation expense (for PPL Electric and LKE). For PPL Electric, LG&E and KU, see Note 11 for discussions regarding intercompany allocations associated with defined benefits. For PPL Electric, see Note 13 for discussions regarding separation benefits.

15. Other Income (Expense) - net

(PPL)

The breakdown of "Other Income (Expense) - net" for the years ended December 31, was:

	2018	2017	2016
Other Income
Economic foreign currency exchange contracts (Note 17)	$150	$(261)	$384
Defined benefit plans - non-service credits (Note 11)	257	167	112
Interest income	6	2	3
AFUDC - equity component	21	16	19
Miscellaneous	6	17	6
Total Other Income	440	(59)	524

	2018	2017	2016
Other Expense
Charitable contributions	24	8	9
Miscellaneous	20	21	13
Total Other Expense	44	29	22
Other Income (Expense) - net	$396	$(88)	$502

(PPL Electric)

The breakdown of "Other Income (Expense) - net" for the years ended December 31, was:

	2018	2017	2016
Other Income
Interest income	$2	$1	$1
AFUDC - equity component	20	15	18
Defined benefit plans - non-service credits (Note 11)	5	1	3
Miscellaneous	—	—	2
Total Other Income	27	17	24
Other Expense
Charitable contribution	3	2	2
Miscellaneous	1	3	2
Total Other Expense	4	5	4
Other Income (Expense) - net	$23	$12	$20

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$621	$621	$—	$—	$485	$485	$—	$—
Restricted cash and cash equivalents (a)	22	22	—	—	26	26	—	—
Special use funds (a)	59	59	—	—	—	—	—	—
Price risk management assets (b):
Foreign currency contracts	202	—	202	—	163	—	163	—
Cross-currency swaps	135	—	135	—	101	—	101	—
Total price risk management assets	337	—	337	—	264	—	264	—
Total assets	$1,039	$702	$337	$—	$775	$511	$264	$—

	December 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Liabilities
Price risk management liabilities (b):
Interest rate swaps	$20	$—	$20	$—	$26	$—	$26	$—
Foreign currency contracts	2	—	2	—	148	—	148	—
Total price risk management liabilities	$22	$—	$22	$—	$174	$—	$174	$—

PPL Electric
Assets
Cash and cash equivalents	$267	$267	$—	$—	$49	$49	$—	$—
Restricted cash and cash equivalents (a)	2	2	—	—	2	2	—	—
Total assets	$269	$269	$—	$—	$51	$51	$—	$—

LKE
Assets
Cash and cash equivalents	$24	$24	$—	$—	$30	$30	$—	$—
Total assets	$24	$24	$—	$—	$30	$30	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$20	$—	$20	$—	$26	$—	$26	$—
Total price risk management liabilities	$20	$—	$20	$—	$26	$—	$26	$—

LG&E
Assets
Cash and cash equivalents	$10	$10	$—	$—	$15	$15	$—	$—
Total assets	$10	$10	$—	$—	$15	$15	$—	$—

Liabilities
Price risk management liabilities:
Interest rate swaps	$20	$—	$20	$—	$26	$—	$26	$—
Total price risk management liabilities	$20	$—	$20	$—	$26	$—	$26	$—

KU
Assets
Cash and cash equivalents	$14	$14	$—	$—	$15	$15	$—	$—
Total assets	$14	$14	$—	$—	$15	$15	$—	$—

(a)	Current portion is included in "Other current assets" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

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

	December 31, 2018		December 31, 2017
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
PPL	$20,599	$22,939	$20,195	$23,783
PPL Electric	3,694	3,901	3,298	3,769
LKE	5,502	5,768	5,159	5,670
LG&E	1,809	1,874	1,709	1,865
KU	2,321	2,451	2,328	2,605

(a)	Amounts are net of debt issuance costs.

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

PPL had a $40 million and $20 million obligation to return cash collateral under master netting arrangements at December 31, 2018 and 2017.

PPL had no obligation to post cash collateral under master netting arrangements at December 31, 2018 and 2017.

LKE, LG&E and KU had no obligation to return cash collateral under master netting arrangements at December 31, 2018 and 2017.

LKE, LG&E and KU had no cash collateral posted under master netting arrangements at December 31, 2018 and 2017.

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

Cash Flow Hedges (PPL)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings. Financial interest rate swap contracts that qualify as cash flow hedges may be entered into to hedge floating interest rate risk associated with both existing and anticipated debt issuances. PPL had no such contracts at December 31, 2018.

For 2018 and 2017, PPL had no hedge ineffectiveness associated with interest rate derivatives. For 2016, hedge ineffectiveness associated with interest rate derivatives was insignificant.

At December 31, 2018, PPL held an aggregate notional value in cross-currency interest rate swap contracts of $702 million that range in maturity from 2021 through 2028 to hedge the interest payments and principal of WPD's U.S. dollar-denominated senior notes.

For 2018, 2017 and 2016, PPL had no hedge ineffectiveness associated with cross-currency interest rate swap derivatives.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time period and any amounts previously recorded in AOCI are reclassified into earnings once it is determined that the hedged transaction is not probable of occurring.

For 2018 and 2016, PPL had no cash flow hedges reclassified into earnings associated with discontinued cash flow hedges and had an insignificant amount of cash flow hedges reclassified into earnings associated with discontinued cash flow hedges in 2017.

At December 31, 2018, the amount of accumulated net unrecognized after-tax gains (losses) on qualifying derivatives expected to be reclassified into earnings during the next 12 months is insignificant. Amounts are reclassified as the hedged interest expense is recorded.

Economic Activity (PPL, LKE and LG&E)

LG&E enters into interest rate swap contracts that economically hedge interest payments on variable rate debt. Because realized gains and losses from the swaps, including terminated swap contracts, are recoverable through regulated rates, any subsequent changes in fair value of these derivatives are included in regulatory assets or liabilities until they are realized as interest expense. Realized gains and losses are recognized in "Interest Expense" on the Statements of Income at the time the underlying hedged interest expense is recorded. In December 2016, a swap with a notional amount of $32 million was terminated. A cash settlement of $9 million was paid on the terminated swap. The settlement is included in noncurrent regulatory assets on the Balance Sheet and in "Cash Flows from Operating Activities" on the Statement of Cash Flows. At December 31, 2018, LG&E held contracts with a notional amount of $147 million that range in maturity through 2033.

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

Net Investment Hedges

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD. There were no contracts outstanding at December 31, 2018.

At December 31, 2018 and 2017, PPL had $31 million and $22 million of accumulated net investment hedge after tax gains (losses) that were included in the foreign currency translation adjustment component of AOCI.

Economic Activity

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge GBP-denominated anticipated earnings. At December 31, 2018, the total exposure hedged by PPL was approximately £1.5 billion (approximately $2.2 billion based on contracted rates). These contracts had termination dates ranging from January 2019 through October 2020.

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

Accounting and Reporting

(All Registrants)

All derivative instruments are recorded at fair value on the Balance Sheet as an asset or liability unless NPNS is elected. NPNS contracts for PPL and PPL Electric include certain full-requirement purchase contracts and other physical purchase contracts. Changes in the fair value of derivatives not designated as NPNS are recognized in earnings unless specific hedge accounting criteria are met and designated as such, except for the changes in fair values of LG&E's interest rate swaps that are recognized as regulatory assets or regulatory liabilities. See Note 7 for amounts recorded in regulatory assets and regulatory liabilities at December 31, 2018 and 2017.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following table presents the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2018				December 31, 2017
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	$—	$—	$—	$4	$—	$—	$—	$4
Cross-currency swaps (b)	6	—	—	—	4	—	—	—
Foreign currency contracts	—	—	103	2	—	—	45	67
Total current	6	—	103	6	4	—	45	71
Noncurrent:
Price Risk Management
Assets/Liabilities (a):
Interest rate swaps (b)	—	—	—	16	—	—	—	22
Cross-currency swaps (b)	129	—	—	—	97	—	—	—
Foreign currency contracts	—	—	99	—	—	—	118	81
Total noncurrent	129	—	99	16	97	—	118	103
Total derivatives	$135	$—	$202	$22	$101	$—	$163	$174

(a)
Current portion is included in "Price risk management assets" and "Other current liabilities" and noncurrent portion is included in "Price risk management assets" and "Other deferred credits and noncurrent liabilities" on the Balance Sheets.

(b)	Excludes accrued interest, if applicable.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets and regulatory liabilities.

Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2018
Cash Flow Hedges:
Interest rate swaps	$4	Interest Expense	$(8)	$—
Cross-currency swaps	41	Other Income (Expense) - net	42	—
		Interest Expense	1	—
Total	$45		$35	$—
Net Investment Hedges:
Foreign currency contracts	$11

2017
Cash Flow Hedges:
Interest rate swaps	$—	Interest Expense	$(9)	$—
Cross-currency swaps	(98)	Other Income (Expense) - net	(82)	—
Total	$(98)		$(91)	$—
Net Investment Hedges:
Foreign currency contracts	$1

2016
Cash Flow Hedges:
Interest rate swaps	$(21)	Interest Expense	$(7)	$—
Cross-currency swaps	130	Other Income (Expense) - net	116	—
		Interest Expense	3	—
Total	$109		$112	$—
Net Investment Hedges:
Foreign currency contracts	$2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2018	2017	2016
Foreign currency contracts	Other Income (Expense) - net	$150	$(261)	$384
Interest rate swaps	Interest Expense	(5)	(6)	(7)
	Total	$145	$(267)	$377

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized as Regulatory Liabilities/Assets	2018	2017	2016
Interest rate swaps	Regulatory assets - noncurrent	$6	$5	$7

(LKE and LG&E)

The following table presents the fair value and the location on the Balance Sheets of derivatives not designated as hedging instruments.

	December 31, 2018		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	$—	$4	$—	$4
Total current	—	4	—	4
Noncurrent:
Price Risk Management
Assets/Liabilities:
Interest rate swaps	—	16	—	22
Total noncurrent	—	16	—	22
Total derivatives	$—	$20	$—	$26

The following tables present the pre-tax effect of derivatives not designated as cash flow hedges that are recognized in income or regulatory assets.

Derivative Instruments	Location of Gain (Loss)	2018	2017	2016
Interest rate swaps	Interest Expense	$(5)	$(6)	$(7)

Derivative Instruments	Location of Gain (Loss)	2018	2017	2016
Interest rate swaps	Regulatory assets - noncurrent	$6	$5	$7

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

	Assets				Liabilities
		Eligible for Offset				Eligible for Offset
	Gross	Derivative Instruments	Cash Collateral Received	Net	Gross	Derivative Instruments	Cash Collateral Pledged	Net
December 31, 2018
Treasury Derivatives
PPL	$337	$2	$40	$295	$22	$2	$—	$20
LKE	—	—	—	—	20	—	—	20
LG&E	—	—	—	—	20	—	—	20
December 31, 2017
Treasury Derivatives
PPL	$264	$107	$20	$137	$174	$107	$—	$67
LKE	—	—	—	—	26	—	—	26
LG&E	—	—	—	—	26	—	—	26

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

 (PPL, LKE and LG&E)

At December 31, 2018, derivative contracts in a net liability position that contain credit risk-related contingent features, collateral posted on those positions and the related effect of a decrease in credit ratings below investment grade are summarized as follows:

	PPL	LKE	LG&E
Aggregate fair value of derivative instruments in a net liability position with credit risk-related contingent features	$6	$6	$6
Aggregate fair value of collateral posted on these derivative instruments	—	—	—
Aggregate fair value of additional collateral requirements in the event of a credit downgrade below investment grade (a)	6	6	6

(a)	Includes the effect of net receivables and payables already recorded on the Balance Sheet.

18. Goodwill and Other Intangible Assets

Goodwill

(PPL)

The changes in the carrying amount of goodwill by segment were:

	U.K. Regulated		Kentucky Regulated		Corporate and Other		Total

	2018	2017	2018	2017	2018	2017	2018	2017
Balance at beginning of period (a)	$2,596	$2,398	$662	$662	$—	$—	$3,258	$3,060
Effect of foreign currency exchange rates	(149)	198	—	—	—	—	(149)	198
Goodwill recognized during the period (b)	—	—	—	—	53	—	53	—
Balance at end of period (a)	$2,447	$2,596	$662	$662	$53	$—	$3,162	$3,258

(a)	There were no accumulated impairment losses related to goodwill.

(b)	Recognized as a result of the acquisition of Safari Energy.

Other Intangible Assets

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Contracts (a)	$137	$75	$138	$67
Land rights and easements	418	128	382	120
Licenses and other	21	1	8	3
Total subject to amortization	576	204	528	190

Not subject to amortization due to indefinite life:
Land rights and easements	339	—	359	—
Other	6	—	—	—
Total not subject to amortization due to indefinite life	345	—	359	—
Total	$921	$204	$887	$190

(a)
Gross carrying amount in 2018 and 2017 includes the fair value at the acquisition date of the OVEC power purchase contract with terms favorable to market recognized as a result of the 2010 acquisition of LKE by PPL.

Current intangible assets are included in "Other current assets" and long-term intangible assets are included in "Other intangibles" on the Balance Sheets.

Amortization Expense was as follows:
	2018	2017	2016
Intangible assets with no regulatory offset	$7	$6	$6
Intangible assets with regulatory offset	8	9	24
Total	$15	$15	$30

Amortization expense for each of the next five years is estimated to be:

	2019	2020	2021	2022	2023
Intangible assets with no regulatory offset	$7	$7	$7	$7	$7
Intangible assets with regulatory offset	9	8	8	8	8
Total	$16	$15	$15	$15	$15

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$363	$121	$361	$117
Licenses and other	2	1	3	1
Total subject to amortization	365	122	364	118

Not subject to amortization due to indefinite life:
Land rights and easements	17	—	13	—
Total	$382	$122	$377	$118

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was insignificant in 2018, 2017 and 2016 and is expected to be insignificant in future years.

(LKE)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$21	$3	$21	$3
OVEC power purchase agreement (a)	126	66	126	58
Total subject to amortization	$147	$69	$147	$61

(a)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2018	2017	2016
Intangible assets with no regulatory offset	$—	$—	$1
Intangible assets with regulatory offset	8	9	24
Total	$8	$9	$25

Amortization expense for each of the next five years is estimated to be:

	2019	2020	2021	2022	2023
Intangible assets with regulatory offset	$9	$8	$8	$8	$8

(LG&E)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$7	$1	$7	$1
OVEC power purchase agreement (a)	87	46	87	40
Total subject to amortization	$94	$47	$94	$41

(a)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2018	2017	2016
Intangible assets with regulatory offset	$6	$6	$13

Amortization expense for each of the next five years is estimated to be:

	2019	2020	2021	2022	2023
Intangible assets with regulatory offset	$6	$6	$6	$6	$6

(KU)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Subject to amortization:
Land rights and easements	$14	$2	$14	$2
OVEC power purchase agreement (a)	39	20	39	18
Total subject to amortization	$53	$22	$53	$20

(a)
Gross carrying amount represents the fair value at the acquisition date of the OVEC power purchase contract recognized as a result of the 2010 acquisition by PPL. An offsetting regulatory liability was recorded related to this contract, which is being amortized over the same period as the intangible asset, eliminating any income statement impact. See Note 7 for additional information.

Long-term intangible assets are presented as "Other intangibles" on the Balance Sheets.

Amortization expense was as follows:

	2018	2017	2016
Intangible assets with no regulatory offset	$—	$—	$1
Intangible assets with regulatory offset	2	3	11
Total	$2	$3	$12

 Amortization expense for each of the next five years is estimated to be:

	2019	2020	2021	2022	2023
Intangible assets with regulatory offset	$3	$2	$2	$2	$2

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

(PPL, LKE, LG&E and KU)

LKE, LG&E's and KU's ARO liabilities are primarily related to CCR closure costs. See Note 13 for information on the CCR rule. ARO regulatory assets associated with certain CCR projects are amortized to expense in accordance with regulatory approvals. LG&E also has AROs related to natural gas mains and wells. LG&E's and KU's transmission and distribution lines largely operate under perpetual property easement agreements, which do not generally require restoration upon removal of the property. Therefore, no material AROs are recorded for transmission and distribution assets. As described in Notes 1 and 7, for LKE, LG&E and KU, all ARO accretion and depreciation expenses are reclassified as a regulatory asset. For other AROs, at the time of retirement, the related ARO regulatory asset is offset against the associated cost of removal regulatory liability, PP&E and ARO liability.

The changes in the carrying amounts of AROs were as follows:

	PPL		LKE		LG&E		KU
	2018	2017	2018	2017	2018	2017	2018	2017
ARO at beginning of period	$397	$488	$356	$433	$121	$145	$235	$288
Accretion	20	21	18	20	6	7	12	13
Obligations incurred	8	—	8	—	—	—	8	—
Changes in estimated timing or cost	(3)	(73)	(14)	(54)	(2)	(8)	(12)	(46)
Effect of foreign currency exchange rates	(3)	4	—	—	—	—	—	—
Obligations settled	(72)	(43)	(72)	(43)	(22)	(23)	(50)	(20)
ARO at end of period	$347	$397	$296	$356	$103	$121	$193	$235

20. Accumulated Other Comprehensive Income (Loss)

(PPL and LKE)

The after-tax changes in AOCI by component for the years ended December 31 were as follows:

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total
PPL
December 31, 2015	$(520)	$(7)	$—	$(6)	$(2,195)	$(2,728)
Amounts arising during the year	(1,107)	91	—	(3)	(61)	(1,080)
Reclassifications from AOCI	—	(91)	(1)	1	121	30
Net OCI during the year	(1,107)	—	(1)	(2)	60	(1,050)
December 31, 2016	$(1,627)	$(7)	$(1)	$(8)	$(2,135)	$(3,778)

				Defined benefit plans
	Foreign currency translation adjustments	Unrealized gains (losses) on qualifying derivatives	Equity investees' AOCI	Prior service costs	Actuarial gain (loss)	Total

Amounts arising during the year	538	(79)	—	—	(308)	151
Reclassifications from AOCI	—	73	1	1	130	205
Net OCI during the year	538	(6)	1	1	(178)	356
December 31, 2017	$(1,089)	$(13)	$—	$(7)	$(2,313)	$(3,422)

Amounts arising during the year	(444)	36	—	(11)	(187)	(606)
Reclassifications from AOCI	—	(29)	—	2	142	115
Net OCI during the year	(444)	7	—	(9)	(45)	(491)
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment (Note 1)	—	(1)	—	(3)	(47)	(51)
December 31, 2018	$(1,533)	$(7)	$—	$(19)	$(2,405)	$(3,964)

LKE
December 31, 2015			$—	$(10)	$(36)	$(46)
Amounts arising during the year			—	—	(27)	(27)
Reclassifications from AOCI			(1)	2	2	3
Net OCI during the year			(1)	2	(25)	(24)
December 31, 2016			$(1)	$(8)	$(61)	$(70)

Amounts arising during the year			—	(2)	(23)	(25)
Reclassifications from AOCI			1	1	5	7
Net OCI during the year			1	(1)	(18)	(18)
December 31, 2017			$—	$(9)	$(79)	$(88)

Amounts arising during the year			—	—	7	7
Reclassifications from AOCI			—	2	8	10
Net OCI during the year			—	2	15	17
Adoption of reclassification of certain tax effects from AOCI guidance cumulative effect adjustment (Note 1)			—	(2)	(16)	(18)
December 31, 2018			$—	$(9)	$(80)	$(89)

The following table presents PPL's gains (losses) and related income taxes for reclassifications from AOCI for the years ended December 31, 2018, 2017 and 2016. LKE amounts are insignificant for the years ended December 31, 2018, 2017 and 2016. The defined benefit plan components of AOCI are not reflected in their entirety in the statement of income; rather, they are included in the computation of net periodic defined benefit costs (credits) and subject to capitalization. See Note 11 for additional information.

	PPL
Details about AOCI	2018	2017	2016	Affected Line Item on the Statements of Income
Qualifying derivatives
Interest rate swaps	$(8)	$(9)	$(7)	Interest Expense
Cross-currency swaps	42	(82)	116	Other Income (Expense) - net
	1	—	3	Interest Expense
Total Pre-tax	35	(91)	112
Income Taxes	(6)	18	(21)
Total After-tax	29	(73)	91

Equity Investees' AOCI	—	(1)	1	Other Income (Expense) - net
Total Pre-tax	—	(1)	1
Income Taxes	—	—	—
Total After-tax	—	(1)	1

Defined benefit plans
Prior service costs	(2)	(2)	(2)
Net actuarial loss	(178)	(167)	(156)
Total Pre-tax	(180)	(169)	(158)
Income Taxes	36	38	36
Total After-tax	(144)	(131)	(122)
Total reclassifications during the year	$(115)	$(205)	$(30)

21. New Accounting Guidance Pending Adoption

(All Registrants)

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued accounting guidance for leases. This new guidance requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). For income statement purposes, the FASB retained a dual model for lessees, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright line tests. The Registrants currently do not have any finance leases.

Lessor accounting under the new guidance is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Similar to current practice, lessors will classify leases as operating, direct financing, or sales-type. The Registrants currently do not have significant lessor activity.

The Registrants adopted this standard on January 1, 2019 using a modified retrospective transition method with transition applied as of the beginning of the period of adoption. Additionally, the Registrants have elected the following practical expedients:

•	For existing leases, the Registrants did not re-assess whether those contracts contain leases, retained existing lease classifications and did not reassess initial direct costs.

•
The Registrants did not evaluate land easements that were not previously accounted for as leases under this new guidance. Land easements are evaluated under this new guidance beginning January 1, 2019.

Key implementation activities have been completed, which included compiling the lease inventory, concluding on industry issues and implementing controls over the new requirements to record operating leases on the balance sheet. The Registrants are expecting amounts recorded on the balance sheet at adoption to be approximately:

	PPL	LKE	LGE	KU
Right of Use Asset	$80	$55	$25	$30
Current Lease Liability	25	20	10	10
Noncurrent Lease Liability	65	45	15	25

The Registrants’ are expecting no impact to the Statements of Cash Flows or Statements of Income. The Registrants will also provide additional disclosures around the nature of the leasing activities beginning in the Form 10-Q for the period ended March 31, 2019. These include additional qualitative disclosures, such as a general description of leases, and quantitative disclosures, such as lease costs, weighted average remaining lease term and weighted average discount rate.

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

The Registrants will also provide additional disclosures around the income statement impacts of hedging activities as well as remove disclosures related to ineffectiveness in the Form 10-Q for the period ended March 31, 2019. Other impacts of adopting this guidance are not expected to be material. The Registrants adopted this guidance effective January 1, 2019.

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

Simplifying the Test for Goodwill Impairment (PPL, LKE, LG&E and KU)

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

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2018	2017	2016
Other Income (Expense) - net
Equity in Earnings of Subsidiaries	$470	$397	$452
Interest Income with Affiliate	25	14	9
Total	495	411	461

Interest Expense	29	30	29

Interest Expense with Affiliate	28	20	18

Income Before Income Taxes	438	361	414

Income Tax Expense (Benefit)	(7)	45	(15)

Net Income	$445	$316	$429

Total other comprehensive income (loss)	17	(18)	(24)

Comprehensive Income Attributable to Member	$462	$298	$405

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2018	2017	2016
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$346	$401	$285

Cash Flows from Investing Activities
Capital contributions to affiliated subsidiaries	(128)	(30)	(91)
Net decrease (increase) in notes receivable from affiliates	(26)	(28)	47
Net cash provided by (used in) investing activities	(154)	(58)	(44)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable with affiliates	110	58	90
Net increase (decrease) in short-term debt	—	—	(75)
Contribution from member	—	—	61
Distribution to member	(302)	(402)	(316)
Net cash provided by (used in) financing activities	(192)	(344)	(240)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(1)	1
Cash and Cash Equivalents at Beginning of Period	—	1	—
Cash and Cash Equivalents at End of Period	$—	$—	$1

Supplemental disclosures of cash flow information:
Cash Dividends Received from Subsidiaries	$402	$418	$376

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - LG&E and KU Energy LLC
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2018	2017
Assets
Current Assets
Accounts receivable	$—	$1
Accounts receivable from affiliates	—	8
Income taxes receivable	—	1
Notes receivable from affiliates	1,061	1,035
Total Current Assets	1,061	1,045

Investments
Affiliated companies at equity	5,422	5,209

Other Noncurrent Assets
Deferred income taxes	299	263

Total Assets	$6,782	$6,517

Liabilities and Equity

Current Liabilities
Notes payable to affiliates	$177	$241
Accounts payable to affiliates	487	469
Taxes	11	35
Other current liabilities	6	5
Total Current Liabilities	681	750

Long-term Debt
Long-term debt	723	722
Notes payable to affiliates	650	476
Total Long-term Debt	1,373	1,198

Deferred Credits and Other Noncurrent Liabilities	5	6

Equity	4,723	4,563

Total Liabilities and Equity	$6,782	$6,517

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

LKE indirectly or directly owns all of the ownership interests of its significant subsidiaries. LKE relies primarily on dividends from its subsidiaries to fund LKE's distributions to its member and to meet its other cash requirements. See Note 8 to LKE's consolidated financial statements for discussions related to restricted net assets of its subsidiaries for the purposes of transferring funds to LKE in the form of distributions, loans or advances.

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

3. Long-Term Debt

See Note 8 to LKE's consolidated financial statements for the terms of LKE's outstanding senior unsecured notes outstanding. Of the total outstanding, $475 million matures in 2020 and $250 million matures in 2021. These maturities are based on stated maturities. Also see Note 8 to LKE's consolidated financial statements for the terms of LKE's $650 million in notes payable to a PPL affiliate. These notes range in maturity through 2028.

QUARTERLY FINANCIAL AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2018
Operating revenues	$2,126	$1,848	$1,872	$1,939
Operating income	851	658	686	657
Net income (e)	452	515	445	415
Net income available to PPL common shareowners: (b)
Basic EPS	0.65	0.74	0.63	0.57
Diluted EPS	0.65	0.73	0.62	0.57
Dividends declared per share of common stock (d)	0.41	0.41	0.41	0.41

2017
Operating revenues	$1,951	$1,725	$1,845	$1,926
Operating income (c)	758	658	736	749
Net income (e)	403	292	355	78
Net income available to PPL common shareowners: (b)
Basic EPS	0.59	0.43	0.52	0.11
Diluted EPS	0.59	0.43	0.51	0.11
Dividends declared per share of common stock (d)	0.395	0.395	0.395	0.395

(a)	Quarterly results can vary depending on, among other things, weather. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

(b)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.

(c)
2017 reflects the retrospective application of new accounting guidance related to the income statement presentation of net periodic benefit costs adopted by PPL in January 2018. See Note 1 to the Financial Statements for additional information on the adoption of this guidance.

(d)
PPL has paid quarterly cash dividends on its common stock in every year since 1946. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(e)
Increases in net income for the quarter ended June 30, 2018 compared with June 30, 2017 were primarily due to the favorable impact of foreign currency economic hedges. Increases in net income for the quarter ended December 31, 2018 compared with December 31, 2017 were primarily due to the favorable impact of foreign currency economic hedges in 2018 and the unfavorable impact of U.S. tax reform in 2017.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2018
Operating revenues	$639	$517	$548	$573
Operating income	228	133	178	155
Net income	148	75	111	96

2017
Operating revenues	$573	$500	$547	$575
Operating income	160	155	189	196
Net income	79	77	95	111

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

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

The Registrants' principal executive officers and principal financial officers, based on their evaluation of the Registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2018, the Registrants' disclosure controls and procedures are effective to ensure that material information relating to the Registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared. The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officers, to allow for timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), our management concluded that our internal control over financial reporting was effective December 31, 2018. The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report contained on page 100.

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

Under the supervision and with the participation of our management, including the principal executive officers and principal financial officers of the companies listed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in "Internal Control - Integrated Framework" (2013), management of these companies concluded that our internal control over financial reporting was effective as of December 31, 2018. This annual report does not include an attestation report of Deloitte & Touche LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting for these non-accelerated filer companies. The effectiveness of internal control over financial reporting for the aforementioned companies was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit these companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - Board Committee Membership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2019 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2018, and which information is incorporated herein by reference. There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2018 Notice of Annual Meeting and Proxy Statement.

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

Listed below are the executive officers at December 31, 2018.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates
William H. Spence	61	Chairman, President and Chief Executive Officer	April 2012 - present

Joanne H. Raphael (a)	59	Senior Vice President, General Counsel and Corporate Secretary	June 2015 - January 2019
		Senior Vice President and Chief External Affairs Officer-PPL Services	October 2012 - May 2015

Vincent Sorgi (a)	47	Senior Vice President and Chief Financial Officer	June 2014 - January 2019
		Vice President and Controller	March 2010 - June 2014

Gregory N. Dudkin (b)	61	President-PPL Electric	March 2012 - present

Paul W. Thompson (b)	61	Chairman of the Board, Chief Executive Officer and President-LKE	March 2018 - present
		President and Chief Operating Officer	January 2017 - March 2018
		Chief Operating Officer	February 2013 - December 2016

Philip Swift (b)	51	Chief Executive-WPD	November 2018 - present
		Operations Director	July 2013 - November 2018

Stephen K. Breininger (c)	45	Vice President and Controller	January 2015 - present
		Controller	June 2014 - January 2015
		Assistant Controller-Business Lines	March 2013 - June 2014
		Controller-Supply Accounting	April 2010 - March 2013

Tadd J. Henninger	43	Vice President and Treasurer	January 2018 - present
		Assistant Treasurer	December 2015 - December 2017
		Director-Corporate Finance	October 2013 - November 2015

(a)
Effective January 25, 2019, Joanne H. Raphael was promoted to Executive Vice President, General Counsel and Corporate Secretary and Vincent Sorgi to Executive Vice President and Chief Financial Officer.

(b)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.

(c)
Effective March 1, 2019, Marlene C. Beers will become Vice President and Controller of PPL Corporation and Stephen K. Breininger will become Vice President-Finance and Regulatory Affairs and Controller of PPL Electric Utilities Corporation.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "The Board's Role in Risk Oversight," "Board Committees - Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2019 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2018, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 11 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2019 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2018, and which information is incorporated herein by reference. In addition, provided below in tabular format is information as of December 31, 2018, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

 Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)		Weighted-average exercise price of outstanding options, warrants and rights (3)		Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation
plans approved by	80,225	– ICP	$24.61	– ICP	1,617,762	– DDCP
security holders (1)	1,505,242	– SIP	$26.40	– SIP	10,658,659	– SIP
	1,329,058	– ICPKE	$26.21	– ICPKE	1,805,052	– ICPKE
	2,914,525	– Total	$26.26	– Combined	14,081,473	– Total

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

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP, SIP and ICPKE as of December 31, 2018. In addition, as of December 31, 2018, the following other securities had been awarded and are outstanding under the ICP, SIP, ICPKE and DDCP:  460,095 restricted stock units, 586,383 TSR performance awards and 226,260 ROE performance awards under the SIP; 638,109 restricted stock units 253,741 TSR performance awards and 102,698 ROE performance awards under the ICPKE; and 518,539 stock units under the DDCP.

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

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 12 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2019 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2018, and is incorporated herein by reference.

PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

Item 13 is omitted as PPL Electric, LKE, LG&E and KU meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2018 and 2017" in PPL's 2019 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2018, and which information is incorporated herein by reference.

PPL Electric Utilities Corporation

For the fiscal year ended 2018 and 2017, Deloitte & Touche LLP (Deloitte) served as PPL Electric's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to PPL Electric, for professional services rendered for the audit of PPL Electric's annual financial statements and for fees billed for other services rendered by Deloitte.

	2018	2017
	(in thousands)
Audit fees (a)	$1,093	$1,086
Audit-related fees (b)	28	28
Taxes (c)	15	—
All other fees (d)	—	253

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed upon procedures related to Annual EPA filings.

(c)	Fees for services related to Puerto Rico hurricane recovery efforts.

(d)	Fees for a systems portfolio analysis.

LG&E and KU Energy LLC

For the fiscal years ended 2018 and 2017, Deloitte served as LKE's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LKE, for professional services rendered for the audits of LKE's annual financial statements and for fees billed for other services rendered by Deloitte.

	2018	2017
	(in thousands)
Audit fees (a)	$1,761	$1,717
Audit-related fees (b)	18	—

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LKE's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed upon procedures related to Kentucky Energy and Environment Cabinet forms.

Louisville Gas and Electric Company

For the fiscal years ended 2018 and 2017, Deloitte served as LG&E's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to LG&E, for professional services rendered for the audits of LG&E's annual financial statements and for fees billed for other services rendered by Deloitte.

	2018	2017
	(in thousands)
Audit fees (a)	$870	$826
Audit-related fees (b)	9	—

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in LG&E's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed upon procedures related to Kentucky Energy and Environment Cabinet forms.

Kentucky Utilities Company

For the fiscal years ended 2018 and 2017, Deloitte served as KU's independent auditor. The following table presents an allocation of fees billed, including expenses, by the independent auditor to KU, for professional services rendered for the audits of KU's annual financial statements and for fees billed for other services rendered by Deloitte.

	2018	2017
	(in thousands)
Audit fees (a)	$875	$874
Audit-related fees (b)	9	—

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in KU's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Includes fees for agreed upon procedures related to Kentucky Energy and Environment Cabinet forms.

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

The Audit Committee of PPL approved 100% of the 2018 and 2017 services provided by Deloitte.

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

SHAREOWNER AND INVESTOR INFORMATION

Annual Meeting: The 2019 annual meeting of shareowners of PPL will be held on Tuesday, May 14, 2019, at the Hyatt Regency Lexington, 401 West High St., Lexington, Kentucky 40507.

Proxy Statement Material: A proxy statement and notice of PPL's annual meeting will be provided to all shareowners who are holders of record as of February 28, 2019. The latest proxy statement can be accessed at www.pplweb.com/PPLCorpProxy.

PPL Annual Report: The report will be published in the beginning of April and will be provided to all shareowners who are holders of record as of February 28, 2019. The latest annual report can be accessed at www.pplweb.com/PPLCorpProxy.

Dividends: Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee, dividends are paid on the first business day of April, July, October and January. The 2019 record dates for dividends are expected to be March 8, June 10, September 10 and December 10.

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

Financial reports which are available at www.pplweb.com will be mailed without charge upon request.

By mail:
PPL Treasury Dept.
Two North Ninth Street
Allentown, PA 18101

By email: invserv@pplweb.com

By telephone:
Shareowner Services: Toll-free at 1-800-345-3085
PPL Treasury Dept: 610-774-5151

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

1(e)	-
Distribution Agreement, dated February 23, 2018, by and among PPL Corporation and J.P. Morgan Securities, LLC, Barclays Capital Inc., Citigroup Global Markets Inc., JPMorgan Chase Bank, National Association, London Branch, Barclays Bank PLC and Citibank N.A. (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 23, 2018)

1(f)	-
Final Terms, dated March 23, 2018, of Western Power Distribution (South Wales) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2036 (Exhibit 1(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

1(g)	-
Final Terms, dated May 11, 2018, of Western Power Distribution (West Midlands) plc £30,000,000 RPI Index Linked Senior Unsecured Notes due March 2028 (Exhibit 1(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2018)

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

3(h)	-	Bylaws of Louisville Gas and Electric Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173676))

3(i)-1	-	Amended and Restated Articles of Incorporation of Kentucky Utilities Company, effective as of December 14, 1993 (Exhibit 3(a) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(i)-2	-	Articles of Amendment to Articles of Incorporation of Kentucky Utilities Company, effective as of April 8, 2004 (Exhibit 3(b) to Registration Statement filed on Form S-4 (File No. 333-173675))

3(j)	-	Bylaws of Kentucky Utilities Company, effective as of December 16, 2003 (Exhibit 3(c) to Registration Statement filed on Form S-4 (File No. 333-173675))

4(a)-1	-	Amended and Restated Employee Stock Ownership Plan, dated December 1, 2016 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

4(a)-2	-	Amendment No. 1 to PPL Employee Stock Ownership Plan, dated October 2, 2017 (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

*4(a)-3	-	Amendment No. 2 to PPL Employee Stock Ownership Plan, dated December 1, 2018

*4(a)-4	-	Amendment No. 3 to PPL Employee Stock Ownership Plan, dated January 1, 2019

4(b)	-
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

4(d)-3	-	Second Supplemental Indenture, dated as of January 30, 2003, to said Indenture (Exhibit 4(n)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(d)-4	-	Third Supplemental Indenture, dated as of October 31, 2014, to said Indenture (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2014)

4(d)-5	-	Fourth Supplemental Indenture, dated as of December 1, 2016 (Exhibit 4(d)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

*4(d)-6	-	Fifth Supplemental Indenture, dated as of January 2, 2019, to said Indenture

4(e)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(e)-2	-	Supplemental Indenture No. 6, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(e)-3	-	Supplemental Indenture No. 7, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(e)-4	-	Supplemental Indenture No. 9, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(e)-5	-	Supplemental Indenture No. 10, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(e)-6	-	Supplemental Indenture No. 11, dated as of July 1, 2011, to said Indenture (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 13, 2011)

4(e)-7	-	Supplemental Indenture No. 12, dated as of July 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 18, 2011)

4(e)-8	-	Supplemental Indenture No. 13, dated as of August 1, 2011, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 23, 2011)

4(e)-9	-	Supplemental Indenture No. 14, dated as of August 1, 2012, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 24, 2012)

4(e)-10	-	Supplemental Indenture No. 15, dated as of July 1, 2013, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated July 11, 2013)

4(e)-11	-	Supplemental Indenture No. 16, dated as of June 1, 2014, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated June 5, 2014)

4(e)-12	-	Supplemental Indenture No. 17, dated as of October 1, 2015, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 1, 2015)

4(e)-13	-	Supplemental Indenture No. 18, dated as of March 1, 2016, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 10, 2016)

4(e)-14	-	Supplemental Indenture No. 19, dated as of May 1, 2017, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 11, 2017)

4(e)-15	-	Supplemental Indenture No. 20, dated as of June 1, 2018, to said Indenture (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 14, 2018)

4(f)-1	-
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

4(n)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture (Exhibit 4(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture (Exhibit 4(q)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(n)-4	-	Supplemental Indenture No. 3, dated as of November 1, 2013, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

4(n)-5	-	Supplemental Indenture No. 4, dated as of September 1, 2015, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated September 28, 2015)

4(n)-6	-	Supplemental Indenture No. 5, dated as of August 1, 2016, to said Indenture (Exhibit 4(b) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(n)-7	-
Supplemental Indenture No. 6, dated as of August 1, 2018, to Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee (Exhibit 4(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

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

4(v)	-
2016 Series A Carroll County Loan Agreement dated as of August 1, 2016 between Kentucky Utilities Company and the County of Carroll, Kentucky (Exhibit 4(a) to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated August 26, 2016)

4(w)-1	-
2000 Series A Mercer County Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(w)-2	-
Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky (Exhibit 4(dd)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2010)

4(x)-1	-
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

4(z)	-
2018 Series A Carroll County Loan Agreement, dated as of August 1, 2018, by and between Kentucky Utilities Company and County of Carroll, Kentucky (Exhibit 4(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

4(aa)-1	-
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

4(ff)	-
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

4(mm)-5	-
Amended and Restated Trust Deed, relating to the £3,000,000,000 Euro Medium Term Note Programme of the Issuers, dated September 9, 2016, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4(a)-1 to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

4(mm)-6	-
Supplement Prospectus, dated March 15, 2018 to the £3,000,000,000 Euro Medium Term Note Programme, entered into by Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc, dated as of September 15, 2017 (Exhibit 4(a)-2 to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

4(mm)-7	-
Amended and Restated Trust Deed, dated August 14, 2018, by and among Western Power Distribution (East Midlands) plc, Western Power Distribution (South Wales) plc, Western Power Distribution (South West) plc and Western Power Distribution (West Midlands) plc as Issuers, and HSBC Corporate Trustee Company (UK) Limited as Note Trustee (Exhibit 4(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

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

4(pp)	-
Trust Deed, dated October 16, 2018, between Western Power Distribution plc as Issuer, and HSBC Corporate Trustee Company (UK) Limited as Trustee (Exhibit 4(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

10(a)	-
$300 million Revolving Credit Agreement, dated as of November 12, 2013, among PPL Capital Funding, Inc., as borrower, PPL Corporation, as Guarantor, the Lenders party thereof and PNC Bank National Association, as Administrative Agent, and Manufactures and Traders Trust as Syndication Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 13, 2013)

10(b)-1	-
$150 million Revolving Credit Agreement, dated as of March 26, 2014, among PPL Capital Funding, Inc., as Borrower, PPL Corporation, as Guarantor and The Bank of Nova Scotia, as Administrative Agent, Issuing Lender and Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 1, 2014)

10(b)-2	-	First Amendment to said Revolving Credit Agreement, dated as of March 17, 2015 (Exhibit 10(c)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

10(b)-3	-	Second Amendment to said Revolving Credit Agreement, dated as of March 17, 2016 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2016)

10(b)-4	-	Third Amendment to said Revolving Credit Agreement, dated as of March 17, 2017, (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2017)

*10(b)-5	-	Fourth Amendment to said Revolving Credit Agreement, dated as of March 16, 2018

10(c)	-
Employee Matters Agreement, among PPL Corporation, Talen Energy Corporation, C/R Energy Jade, LLC, Sapphire Power Holdings LLC. and Raven Power Holdings LLC, dated as of June 9, 2014 (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated June 12, 2014)

10(d)-1	-
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

10(d)-2	-
Notice of Automatic Extension, dated as of September 29, 2014, to said Amended and Restated Credit Agreement (Exhibit 10(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2014)

10(d)-3	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(d)-4	-
Commitment Extension and Increase Agreement and Amendment No. 2 to said Credit Agreement, dated as of December 1, 2016 (Exhibit 10(e)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

10(d)-5	-
Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(e)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(e)-1	-
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

10(e)-2	-	Amendment No. 1 to said Credit Agreement, dated as of January 29, 2016 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 3, 2016)

10(e)-3	-
Commitment Extension and Increase Agreement and Amendment No. 2 to said Credit Agreement, dated as of December 1, 2016 (Exhibit 10(f)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2016)

10(e)-4	-
Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(f)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(f)-1	-
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

10(f)-4	-
Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(g)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(g)-1	-
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

10(g)-4	-
Commitment Extension Agreement and Amendment No. 3 to said Credit Agreement, dated as of January 26, 2018 (Exhibit 10(h)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

10(h)-1	-
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
Amendment Agreement, dated March 21, 2018, between Western Power Distribution (South West) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Mizuho Bank, Ltd., as Facility Agent, relating to the £245 million Multicurrency Revolving Credit Facility Agreement originally dated January 12, 2012 and amended and restated on July 29, 2014 (Exhibit 10(d) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(i)-1	-
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

10(i)-2	-
Amendment Agreement, dated March 13, 2018, between Western Power Distribution (East Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300 million Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011 and amended and restated on July 29, 2014 (Exhibit 10(b) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(j)-1	-
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

10(j)-2	-
Amendment Agreement, dated March 13, 2018, between Western Power Distribution (West Midlands) plc and the banks party thereto, as Bookrunners and Mandated Lead Arrangers, HSBC Bank plc and Mizuho Bank Ltd., as Joint Coordinators, and Bank of America Merrill Lynch International Limited, as Facility Agent, relating to the £300 million Multicurrency Revolving Credit Facility Agreement originally dated April 4, 2011 and amended and restated on July 29, 2014 (Exhibit 10(a) to PPL Corporation 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(k)-1	-
$198,309,583.05 Letter of Credit Agreement dated as of October 1, 2014 among Kentucky Utilities Company, as the Borrower, the Lenders from time to time party hereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (Exhibit 10.1 to Kentucky Utilities Company Form 8-K Report (File No. 1-3464) dated October 2, 2014)

10(k)-2	-	Amendment No. 1 to said Letter of Credit Agreement, dated as of August 1, 2017 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2017)

10(l)	-
£210 million Multicurrency Revolving Credit Facility Agreement, dated January 13 2016, among Western Power Distribution plc and HSBC Bank PLC and Mizuho Bank, Ltd. as Joint Coordinators and Bookrunners, Mizuho Bank, Ltd. as Facility Agent and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated January 19, 2016)

10(m)	-
£100,000,000 Term Loan Agreement, dated May 24, 2016, between Western Power Distribution (East Midlands) plc and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 26, 2016)

10(n)-1	-
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

10(n)-2	-	Amendment to said Uncommitted Facility Letter, dated as of July 28, 2017 (Exhibit 10(a)-2 to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

10(o)	-
$200,000,000 Term Loan Credit Agreement, dated as of October 26, 2017, among Louisville Gas and Electric Company, as the Borrower, the Lenders from time to time party hereto and U.S. Bank National Association, as Administrative Agent (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2017)

10(p)	-
£5,000,000 Letter of Credit Facility entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 20, 2018 (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(q)	-
£75,000,000 Facility Letter entered into between Western Power Distribution (South West) plc and Svenska Handelsbanken AB dated as of February 28, 2018 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

10(r)	-
Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(s)	-	Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(t)	-
Additional Confirmation of Forward Sale Transaction, dated May 10, 2018, between the Company and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

10(u)	-
Additional Confirmation of Forward Sale Transaction, dated May 8, 2018, between the Company and Barclays Bank PLC (Exhibit 10.4 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 11, 2018)

[_]10(v)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(v)-2	-	Amendment No. 1 to said Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(v)-3	-	Amendment No. 2 to said Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(v)-4	-	Amendment No. 3 to said Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(v)-5	-	Amendment No. 4 to said Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(v)-6	-	Amendment No. 5 to said Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(v)-7	-	Amendment No. 6 to said Directors Deferred Compensation Plan, dated as of April 15, 2015 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2015)

[_]10(w)-1	-
PPL Corporation Directors Deferred Compensation Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(w)-2	-
PPL Officers Deferred Compensation Plan, PPL Supplemental Executive Retirement Plan and PPL Supplemental Compensation Pension Plan Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee (Exhibit 10(hh)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(w)-3	-
PPL Revocable Employee Nonqualified Plans Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(w)-4	-
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

[_]10(x)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(x)-2	-	Amendment No. 1 to said Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(x)-3	-	Amendment No. 2 to said Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(x)-4	-	Amendment No. 3 to said Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(x)-5	-
Amendment No. 4 to said Officers Deferred Compensation Plan, dated as of February 15, 2012 (Exhibit 10(ff)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(x)-6	-	Amendment No. 5 to said Executive Deferred Compensation Plan, dated as of May 8, 2014 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2014)

[_]10(x)-7	-
Amendment No. 6 to said Executive Deferred Compensation Plan, dated as of December 16, 2015 (Exhibit [_]10(q)-7 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2015)

*[_]10(x)-8	-	Amendment No. 7 to said Executive Deferred Compensation Plan, dated as of January 1, 2019

[_]10(y)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(y)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(y)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(y)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(y)-5	-
Amendment No. 4 to said Supplemental Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(y)-6	-
Amendment No. 5 to said Supplemental Executive Retirement Plan, dated as of February 15, 2012 (Exhibit 10(gg)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2011)

[_]10(y)-7	-
Amendment No. 6 to the Amended and Restated Supplemental Executive Retirement Plan, dated March 23, 2018 (Exhibit 10(g) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2018)

[_]10(z)-1	-	Amended and Restated Incentive Compensation Plan, effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(z)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(z)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(z)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(z)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2008)

[_]10(z)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(z)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(z)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(z)-9	-
Form of Performance Unit Agreement for performance unit awards under the Incentive Compensation Plan (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(aa)	-
Amended and Restated Incentive Compensation Plan for Key Employees, effective October 25, 2018 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(bb)	-	Short-term Incentive Plan (Annex B to Proxy Statement of PPL Corporation, dated April 12, 2016)

[_]10(cc)	-
Employment letter, dated May 31, 2006, between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(dd)	-	Form of Retention Agreement entered into between PPL Corporation and Gregory N. Dudkin (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ee)-1	-	Form of Severance Agreement entered into between PPL Corporation and William H. Spence (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ee)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(ff)	-
Form of Change in Control Severance Protection Agreement entered into between PPL Corporation and Gregory N. Dudkin, Joanne H. Raphael, Vincent Sorgi and Victor A. Staffieri (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2012)

[_]10(gg)-1	-
PPL Corporation Amended and Restated 2012 Stock Incentive Plan, effective October 25, 2018 (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2018)

[_]10(gg)-2	-
Form of Performance Unit Agreement for performance unit awards under the Stock Incentive Plan (Exhibit 10(tt)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(gg)-3	-
Form of Performance Contingent Restricted Stock Unit Agreement for restricted stock unit awards under the Stock Incentive Plan (Exhibit 10(tt)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(gg)-4	-
Form of Nonqualified Stock Option Agreement for stock option awards under the Stock Incentive Plan (Exhibit 10(tt)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2012)

[_]10(gg)-5	-
Form of Total Shareholder Return Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(gg)-6	-
Form of Return on Equity Performance Unit Agreement for performance units under the Amended and Restated 2012 Stock Incentive Plan (Exhibit 10(dd)-6 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2017)

[_]10(hh)	-	PPL Corporation Executive Severance Plan, effective as of July 26, 2012 (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2012)

[_]10(ii)	-
Form of Western Power Distribution Phantom Stock Option Award Agreement for stock option awards under the Western Power Distribution Long-Term Incentive Plan (Exhibit [_]10(bbb)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2014)

[_]10(jj)	-	Form of Grant Letter dated May 29, 2015 (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 1, 2015)

*[_]10(kk)-1	-	Amended and Restated Personal Contract dated August 13, 2013, between Western Power Distribution (South West) plc and Philip Swift

*[_]10(kk)-2	-	Ill-Health Retirement Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift

*[_]10(kk)-3	-	Pension Arrangement letter agreement dated March 2, 2016, between Western Power Distribution (South West) plc and Philip Swift

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Deloitte & Touche LLP - PPL Corporation

*23(b)	-	Consent of Deloitte & Touche LLP - PPL Electric Utilities Corporation

*23(c)	-	Consent of Deloitte & Touche LLP - LG&E and KU Energy LLC

*23(d)	-	Consent of Deloitte & Touche LLP - Louisville Gas and Electric Company

*23(e)	-	Consent of Deloitte & Touche LLP - Kentucky Utilities Company

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of LKE's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of LKE's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(g)	-	Certificate of LG&E's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(h)	-	Certificate of LG&E's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(i)	-	Certificate of KU's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(j)	-	Certificate of KU's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL Electric's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of LKE's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of LG&E's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of KU's principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	PPL Corporation and Subsidiaries Long-term Debt Schedule

101.INS	-	XBRL Instance Document for PPL Corporation, PPL Energy Supply, LLC, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation, PPL Corporation, PPL Electric Utilities Corporation, LG&E and KU Energy LLC, Louisville Gas and Electric Company and Kentucky Utilities Company

101.CAL	-
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

/s/ William H. Spence
William H. Spence -
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Vincent Sorgi
Vincent Sorgi -
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen K. Breininger
Stephen K. Breininger -
Vice President and Controller
(Principal Accounting Officer)

Directors:

Rodney C. Adkins	William H. Spence
John W. Conway	Natica von Althann
Steven G. Elliott	Keith H. Williamson
Venkata Rajamannar Madabhushi	Phoebe A. Wood
Craig A. Rogerson	Armando Zagalo de Lima

/s/ William H. Spence
William H. Spence, Attorney-in-fact	Date: February 14, 2019

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

Date: February 14, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LG&E and KU Energy LLC
(Registrant)

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ William H. Spence
Lonnie E. Bellar	William H. Spence
/s/ Kent W. Blake	/s/ Paul W. Thompson
Kent W. Blake	Paul W. Thompson
/s/ Vincent Sorgi
Vincent Sorgi

Date: February 14, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Louisville Gas and Electric Company
(Registrant)

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ William H. Spence
Lonnie E. Bellar	William H. Spence
/s/ Kent W. Blake	/s/ Paul W. Thompson
Kent W. Blake	Paul W. Thompson

/s/ Vincent Sorgi
Vincent Sorgi

Date: February 14, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kentucky Utilities Company
(Registrant)

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By /s/ Paul W. Thompson
Paul W. Thompson -
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Kent W. Blake
Kent W. Blake -
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Directors:

/s/ Lonnie E. Bellar	/s/ William H. Spence
Lonnie E. Bellar	William H. Spence
/s/ Kent W. Blake	/s/ Paul W. Thompson
Kent W. Blake	Paul W. Thompson

/s/ Vincent Sorgi
Vincent Sorgi

Date: February 14, 2019